Form 10-Q
period 1996-03-31
REGENCY REALTY CORP
filed 1996-05-08
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 1-12298


                           REGENCY REALTY CORPORATION

                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)

                               Florida 59-3191743

                           REGENCY REALTY CORPORATION
                             121 West Forsyth Street
                                    Suite 200
                           Jacksonville, Florida 32202
                                 (904) 356-7000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 8, 1996, there were 6,848,699 shares outstanding of the registrant's common stock, $.01 par value.

Part I. Financial Information

Item 1. Financial Statements.

                            REGENCY REALTY CORPORATION
                            Consolidated Balance Sheets


                                                     March 31,    December 31,
                                                        1996         1995
                                                        ----         ----

Assets
Real estate rental property, at cost               $ 283,966,491  278,731,167
  Less:  accumulated depreciation                     20,267,810   18,631,310
                                                     ----------   -----------
     Real estate rental property, net                263,698,681  260,099,857

Construction in progress                               4,532,116            0
Investment in unconsolidated real
  estate partnerships                                  1,135,619      315,389
                                                     -----------  -----------
     Total investments in real estate, net           269,366,416  260,415,246

Cash and cash equivalents                              5,393,306    3,401,701
Accounts receivable, net of allowance for
  uncollectible accounts of $451,945
  and $474,019 at March 31, 1996 and
  December 31, 1995, respectively                      1,623,741    2,620,763
Deferred costs, less accumulated amortization
  of $2,703,676 and $2,547,765 at March 31,
  1996 and December 31, 1995, respectively             3,546,475    3,598,011
Other assets                                             909,517      969,676
                                                     -----------  -----------
                                                   $ 280,839,455  271,005,397
                                                     ===========  ===========
Liabilities and Stockholders' Equity
Mortgage loans payable                                98,448,036   93,277,273
Secured line of credit                                27,107,923   22,339,803
Tenant security and escrow deposits                      980,296      976,515
Accrued expenses                                       1,612,351      936,695
Accounts payable and other liabilities                 4,965,397    6,468,537
                                                     -----------  -----------
     Total liabilities                               133,114,003  123,998,823
                                                     -----------  -----------

Convertible operating partnerships units                 169,852            0

Stockholders' Equity
  Preferred stock -
     10,000,000  shares  authorized:
     Series  A  8%  cumulative convertible, 1,916
     shares issued and outstanding at March 31,
     1996 and December 31, 1995, respectively          1,916,268    1,916,268
  Common stock $.01 par value per share:
     25,000,000 shares authorized; 6,844,059
     and 6,728,723 shares issued and outstanding
     at March 31, 1996 and December 31, 1995,             68,441       67,287
     respectively
  Special common stock -
     10,000,000 shares authorized:
     Class B $.01 par value per share, 2,500,000
     shares issued and outstanding at March 31,
     1996 and December 31, 1995, respectively             25,000       25,000
   Additional paid in capital                        157,147,895  155,221,241
   Distributions in excess of net income              (8,431,915)  (8,073,188)
   Stock loans                                        (3,170,089)  (2,150,034)
                                                     -----------  -----------
     Total stockholders' equity                      147,555,600  147,006,574
                                                     -----------  -----------
                                                   $ 280,839,455  271,005,397
                                                     ===========  ===========

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                    Consolidated Statements of Operations


                                                  For the Three Month
                                                      Period Ended
                                                 03-31-96      03-31-95
                                                 --------      --------

Real estate operation revenues:
  Minimum rent                               $  7,903,455     5,894,764
  Percentage rent                                 189,880       156,851
  Recoveries from tenants                       1,613,202     1,161,333
  Other recoveries and income                      84,184       143,122
  Leasing and brokerage                           574,086       259,058
  Management fees                                 136,931       247,585
                                               ----------     ---------
    Total real estate operation revenues       10,501,738     7,862,713
                                               ----------     ---------

Real estate operation expenses:
  Depreciation and amortization                 1,884,451     1,499,636
  Operating and maintenance                     1,702,535     1,335,204
  General and administrative                    1,265,320     1,036,066
  Real estate taxes                               920,065       648,396
                                                ---------     ---------
     Total real estate operation expenses       5,772,371     4,519,302
                                                ---------     ---------

Interest expense (income):
  Interest expense                              2,244,805     1,984,552
  Interest income                                (116,717)      (97,375)
                                                ---------     ---------
     Net interest expense                       2,128,088     1,887,177
                                                ---------     ---------

     Net income                                 2,601,279     1,456,234

Preferred stock dividends                          25,550       114,975
                                                ---------     ---------

Net income for common stockholders           $  2,575,729     1,341,259
                                                =========     =========

Net income per common share outstanding      $       0.26          0.21
                                                =========     =========

Weighted average common shares outstanding      9,766,149     6,465,710
                                                =========     =========


See accompanying notes to consolidated financial statements.

                              REGENCY REALTY CORPORATION
                       Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 1996 and 1995


                                                            1996         1995
                                                            ----         ----

Cash flows from operating activities:
  Net income                                         $  2,601,279    1,456,234

Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization                         1,884,451    1,499,636
  Equity in income of unconsolidated
   real estate partnership investments                     (7,453)      (1,366)
  Changes in assets and liabilities:
     Decrease in accounts receivable                      997,022    1,087,349
     (Increase) in deferred leasing commissions           (96,268)     (30,148)
     Decrease (increase) in other assets                   23,699     (407,191)
     Increase in tenants' security
       and escrow deposits                                  3,781       25,040
     Increase in accrued expenses                         956,969      537,471
     Decrease in accounts payable
       and other liabilities                             (595,388)    (322,689)
                                                       ----------    ---------
        Net cash provided by operating activities       5,768,092    3,844,336
                                                       ----------    ---------
Cash flows from investing activities:
  Investment in real estate                            (5,074,322)  (9,177,444)
  Investment in unconsolidated
    real estate partnership                              (818,975)           0
  Capital expenditures                                   (161,002)    (308,968)
  Construction in progress                             (4,532,116)  (2,390,753)
  Distribution received from unconsolidated
    real estate partnership investment                      6,199            0
                                                      -----------  -----------
        Net cash used in investing                    (10,580,216) (11,877,165)
                                                      -----------  -----------
Cash flows from financing activities:
  Dividends paid in cash                               (3,241,319)  (2,556,055)
  Proceeds (repayments) from secured
   line of credit, net                                  4,768,120     (750,000)
  Proceeds from mortgage loans payable                  3,918,750   11,400,000
  Net proceeds from construction loans                  1,441,214    1,996,600
  Principal payments on mortgage loans payable           (189,202)     (37,541)
  Issuance of convertible operating partnership units     169,852            0
  Payment of loan closing costs                           (63,686)           0
                                                       ----------   ----------
        Net cash provided by financing activities       6,803,729   10,053,004
                                                       ----------   ----------

        Net increase in cash and cash equivalents       1,991,605    2,020,175
                                                       ----------   ----------

Cash and cash equivalents at beginning of period        3,401,701    2,860,837
                                                        ---------    ---------

Cash and cash equivalents at end of period           $  5,393,306    4,881,012
                                                       ==========   ==========


See accompanying notes to consolidated financial statements.

                               REGENCY REALTY CORPORATION

                       Notes to Consolidated Financial Statements

1.      The Company

        Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. At March 31, 1996, the Company owned 34 shopping centers and 4 office complexes in four states in the southeastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

        The accompanying consolidated financial statements include the accounts of Regency Realty Group, Inc. (the "Management Company"), it's wholly owned or controlled shopping centers and office complexes and its joint ventures. All significant intercompany balances and transactions have been eliminated.

        These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 19, 1996. Certain amounts for 1995 have been reclassified to conform to the presentation adopted in 1996.

2.      Basis of Presentation

        The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

3.      Acquisition and Expansion

        Through March 31, 1996, the Company has completed the acquisition of two shopping centers and one parcel of land for a new shopping center. These properties are 100% owned unless noted otherwise and are summarized as follows:

                                                         Date Acquired  Company
  Shopping Center         Location         Year Built   by the Company    GLA

 Parkway Station     Warner Robbins, GA    1983/1987       02-28-96      94,290
 Ocean East Mall (1)     Stuart, FL            -           01-31-96     104,772
 South Monroe (2)     Tallahassee, FL          -           03-21-96        -

 (1)  Redevelopment project to be completed in 1997.
      The Company acquired a 25% interest.
 (2)  New shopping center development to be completed in 1997.

4.     Secured Line of Credit

       The  Company has a  commitment  from a  financial  institution  for a $75 million unsecured acquisition and development line of credit, the proceeds of which will be used to pay off the existing secured line of credit and provide financing for new acquisition and development activity. The interest rate on the loan will be Libor + 162.5 basis points with an initial term of two years with extension options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.
                  (dollar amounts in thousands except per share data)

          The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q.

Business

          The Company's principal business is owning, managing, and developing neighborhood and community shopping centers in Florida and the Southeast. At March 31, 1996 the Company owned and managed 34 shopping centers and 4 suburban office buildings. Of the total 38 properties owned, 27 are located in Florida, and 28 are anchored by supermarkets. The Company's three largest tenants in order by number of store locations are Publix Supermarkets (12), Winn-Dixie Stores (7), and Wal-Mart (7).

Capital Resources

         Following the Company's $108,200 initial public offering completed in November 1993, the Company closed a $45,000 secured line of credit (the "Line") maturing in December 1996, for the purpose of acquiring and developing real estate. At March 31, 1996 and 1995, the balance outstanding under the Line was $27,108 and $40,326, respectively. During 1995, the Company refinanced several properties with longer term maturities and fixed interest rates, the net proceeds of which were used to reduce the Line. At March 31, 1996 and 1995, fixed rate loans represented 75% and 57% of total debt, respectively, and had average fixed interest rates of 7.6% and 7.5%, respectively. The Company has received a commitment from Wells Fargo National Bank for a $75 million unsecured line of credit ("Wells Line"). The proceeds from the Wells Line will be used to pay off the existing balance of the Line, and to acquire and develop real estate. The interest rate on the Wells Line will be Libor plus 1.625%, matures in 2 years and has extension options. The Company expects to close on the loan during the second quarter of 1996. Upon payoff of the Line, the available amount under the Wells Line will be approximately $47 million.

         During 1995, the Company acquired five shopping centers and completed the development or expanded four shopping centers for a total cost of $62,142 (the "1995 Acquisitions"). Approximately $9,101 of these acquisitions were completed during the 1st quarter of 1995. The Company funded the 1995 Acquisitions from borrowings on the Line, origination of new mortgage loans, and the proceeds from a $50,000 private placement (the "Private Placement"). The Private Placement was completed on December 20, 1995 by issuing 2,500 shares of non-voting Class B common stock to a single investor. The Class B common shares are convertible into 2,975 shares of common stock beginning on the third anniversary of the issuance date subject to limitations that the holder may not beneficially own more than 4.9% of the Company's outstanding common stock except in certain circumstances.

         During 1996, the Company acquired a shopping center for $5,225 financed with the remaining proceeds from the Private Placement (the "1996 Acquisition"). The Company also acquired a parcel of land to begin development of a new shopping center, and entered into a joint venture to redevelop an existing shopping center. Total cost at completion of these two development projects will be $12,271 and are expected to be completed during the second quarter of 1997.

Liquidity

         The Company's principal demands for liquidity are dividends to stockholders, the operations, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid common and preferred dividends of $3,241 and $2,556 to its stockholders during the 1st quarter of 1996 and 1995, respectively. In January 1996, the Company increased its quarterly common dividend to $.405 per share or $1.62 annually. As a result of the Private Placement, the Company has outstanding 2,500 shares of Class B common with a current annual dividend rate of $1.9845 ($1.6674 on a converted common stock basis). Accordingly, dividends anticipated to be paid by the Company during 1996 will increase substantially over 1995 due to the common stock dividend increase and the Private Placement. During the 1st quarter of 1996 and 1995, the Company's net cash used in investing activities was $10,580 and $11,877, respectively, related to real estate acquisitions, leasing and renewal activity, and building improvements. The Company anticipates that cash provided by operating activities, unused amounts under the Line, and cash reserves are adequate to meet liquidity requirements.

         The Company has made an election to be taxed, and is operating so as to qualify, as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, and accordingly has paid no Federal income tax subsequent to its IPO in 1993. While the Company intends to continue to pay dividends to its stockholders, the Company will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

         The Company's real estate portfolio grew substantially during 1995 as a result of the acquisitions and developments discussed above. The Company expects to continue this level of growth during 1996 and intends to meet the related capital requirements, principally for the acquisition or development of new properties, from borrowings on the Wells Line, new mortgage loans and from additional public or private equity offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

         Comparison of Three Months Ended March 31, 1996 to 1995

         Real estate operation revenues were $10,502 in 1996 or 34% higher than 1995 due primarily to the 1995 Acquisitions providing revenues for a full quarter in 1996 vs. a partial quarter in 1995. Minimum rent increased $2,009 or 34% during 1996, and recoveries from tenants increased $452 or 39%. On a same property basis, excluding the 1996 Acquisition and the 1995 Acquisitions acquired after June 30, 1995, and including the 1995 Acquisitions acquired before June 30, 1995 as if they had occurred on January 1, 1995, real estate net operating income increased 4.7% during 1996. At March 31, 1996, the real estate portfolio was 95.9% leased and 95.5% rent paying, the difference being pre-leases awaiting completion of improvements prior to occupancy. The portfolio was 94.3% leased at March 31, 1995. Average rents per SF were $8.57 at March 31, 1996 vs. $8.22 per SF at March 31, 1995 the increase due primarily from the 1995 Acquisitions which had higher average rents than the average of the portfolio prior to the 1995 Acquisitions. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $711 vs. $507 for the period ending March 31, 1996 and 1995, respectively.

         Real estate operation expenses were $5,772 in 1996 or 28% higher than 1995 due primarily to the 1996 and 1995 acquisition and development activity described above. Operating, maintenance and real estate taxes were $2,623 or 32% higher than 1995; however, on a per SF basis, operating, maintenance, and real estate taxes for the three months ended averaged $0.66 per SF and $0.63 per SF in 1996 and 1995, respectively. The increase per SF of 4.8% was due primarily to higher real estate taxes per SF on the 1995 Acquisitions than the average of the portfolio prior to the 1995 Acquisitions and also to increases in the assessed value of the portfolio as a whole by various taxing authorities. General and administrative expense increased 22% during 1996 to $1,265 due to accruing higher amounts for performance based deferred compensation that potentially could be earned vs. the same period in 1995. Performance based compensation earned in 1995 was primarily accrued during the third and fourth quarters of 1995 when the Company determined (primarily as a result of the Private Placement) that such compensation could potentially be earned. Depreciation and amortization was $1,884 or 26% higher than 1995 due to a full quarter of depreciation on the 1995 Acquisitions vs. a partial quarter in 1995, combined with a partial quarter of depreciation for the 1996 Acquisition.

         Interest expense increased to $2,245 in 1996 from $1,985 in 1995 or 13% due primarily to increased average outstanding loan balances as a result of the 1995 Acquisitions. Average outstanding debt during 1996 was $121,000 vs. $114,000 in 1995. Preferred stock dividends decreased from $115 in 1995 to $26 in 1996 as a result of the conversion of 75% of the Series A preferred stock into common stock since December 29, 1994.

         Net income for common stockholders was $2,576 or $.26 per share in 1996 vs. $1,341 or $.21 per share in 1995. The increase is due primarily to the 1996 Acquisition and the 1995 Acquisitions that resulted in a $2,435 or 34% increase in real estate operation revenues, a $639 or 32% increase in operating, maintenance and real estate taxes, a $385 increase in depreciation expense and a $241 increase in interest expense.

Funds from Operations

         The Company considers funds from operations ("FFO") to be one measure of REIT performance and defines it as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, adjusted for certain noncash amounts, primarily depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO as defined above has become a measure used by many industry analysts; however, FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity determined in accordance with generally accepted accounting principles.

         FFO for the three months ended March 31, 1996 and 1995 are summarized in the following table:

                                                     1996         1995
                                                     ----         ----
Net income for common stockholders             $    2,576        1,341
Add non-cash amounts:
  Real estate depreciation and amortization         1,724        1,357
  Common stock compensation:
    Board of directors' fees and
      401 (k) compensation                            109           96
    Long-term compensation plans                      290           63
  Straight-lining of rents charge                       7           46
                                                    -----        -----
          Funds from operations                $    4,706        2,903
                                                    =====        =====
Weighted average shares outstanding                 9,766        6,466
                                                    =====        =====
Funds from operations per share                $     0.48         0.45
                                                    =====        =====

         In May 1995 the National Association of Real Estate Investment Trusts (NAREIT) amended the definition of FFO and recommended the following changes to become effective for fiscal years ending in 1996: (1) amortization of loan costs and depreciation of office furniture and equipment should not be added back to net income, (2) non-recurring gains (losses) should be excluded from FFO, and
(3) gains (losses) from the sale of undepreciated real estate considered to be part of a company's recurring business may be included in FFO. The Company modified its definition of FFO for these changes effective January 1, 1996 and also has restated amounts reported for 1995 for comparison purposes.

Environmental Matters

The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations including the operation of dry cleaning plants by tenants at several of its shopping centers. The Company believes that these dry cleaners are operating in accordance with current laws and regulations. Based on information presently available, no environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

Economic Conditions

         A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements for common area maintenance, insurance, and real estate taxes. In addition, 48% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 31% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. Recently, several national and regional retailers have publicized their financial difficulties and several have filed for protection under the bankruptcy laws. National or regional tenants of which the Company has leases that have filed for bankruptcy protection are Pic N Pay Shoes ("PNP") and Discovery Zone ("DZ"). Total annual rent from PNP is $108 or less than one percent of total annual rent from all tenants, and all stores continue to operate and pay rent. Total rent from DZ is $289 or less than one percent of total annual rent from all tenants. The Company has two leases with DZ of which the store located at Regency Square in Brandon has closed and the other remains open and has guarantees extending to Blockbuster Entertainment. Regency Square, the Company's only "Power Center" containing approximately 341 SF is currently 94% occupied. The Company has had no other significant tenant bankruptcies.

         At March 31, 1996 approximately 9%, 5% and 5% of the Company's total rent is received from Publix, Winn-Dixie, and Wal-Mart, respectively (the "Three Major Tenants"). In February, 1996, Wal-Mart closed its store located at The Marketplace in Alexander City, Alabama in order to relocate to a new larger store nearby. Wal-Mart will continue to pay rent due under its lease at The Marketplace which expires in October, 2007. During 1995, the Company added a new Winn-Dixie store to The Marketplace. Although the Company considers the financial condition and its relations with the Three Major Tenants to be very solid, a significant downturn in business or the non-renewal of expiring leases of the Three Major Tenants could adversely effect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         A Special Meeting of Shareholders of Regency Realty Corporation was held on March 20, 1996 at the office of the Company at 121 West Forsyth Street, Suite 200, Jacksonville, Florida to vote on a proposed amendment to the Company's Articles of Incorporation that would increase the number of authorized shares of Preferred Stock from 1 million to 10 million shares. Regarding this proposal, proxy votes were cast as follows: 4,338,519 Common stock votes For, 84,700 votes Against, and 36,530 votes Abstained. Also, 1,916 shares or 100% of the Series A Preferred stock voted For the proposal. Accordingly, the proposal passed.

Item 6. Exhibits and Reports on Form 8-K.

1.  Exhibit 4.  Defining rights of security holders.

2.  Exhibit 27.  Financial Data Schedule


A report on Form 8-K was filed on January 4, 1996, reporting the acquisition of three shopping centers under Item 2.

A)  Financial Statements:

        Wellington Market Place:
                  Independent Auditors' Report
                  Statement of Revenue and Certain Expenses
                    for the year ended December 31, 1994

        Publix Market Place:
                  Independent Auditors' Report
                  Statement of Revenue and Certain Expenses
                    for the year ended December 31, 1994

        The Village Center:
                  Independent Auditors' Report
                  Statement of Revenue and Certain Expenses
                    for the year ended December 31, 1994

B)  Pro Forma Financial Information:

        Regency Realty Corporation:
                  Pro Forma Condensed Consolidated Balance Sheet
                    at September 30, 1995 (unaudited)
                  Pro Forma Condensed Statement of Operations
                    for the Nine Months ended September 30, 1995 (unaudited)
                  Pro Forma Condensed Statement of Operations
                    for the year ended December 31, 1994 (unaudited)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY REALTY CORPORATION

By:/s/ J. Christian Leavitt
       J. Christian Leavitt
       Vice President and Treasurer

Date: May 8, 1996

                                                     ITEM 6, EXHIBIT 4

                  ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION

                                          of

                               REGENCY REALTY CORPORATION

                         DESIGNATING THE PREFERENCES, RIGHTS AND
                                     LIMITATIONS OF

                              CLASS B NON-VOTING COMMON STOCK
                                      $0.01 PAR VALUE
                                      ---------------

                           Pursuant to Section 607.0602 of the
                             Florida Business Corporation Act

                                      ----------------

         The undersigned, Bruce M. Johnson, the Executive Vice President of Regency Realty Corporation, a Florida corporation (the "Corporation"),

         DOES HEREBY CERTIFY:

         That, pursuant to the authority expressly conferred upon the Board of Directors by Section 4.4 of the Restated Articles of Incorporation of the Corporation, as amended, in accordance with the provisions of Section 607.0602 of the Florida Business Corporation Act, the Board of Directors, at meetings duly held on October 23, 1995 and December 14, 1995, duly adopted the following resolution providing for an issue of a class of the Corporation's Special Common Stock to be designated Class B Special Common Stock, $0.01 par value. Shareholder action was not required with respect to such Designation.

         "RESOLVED, that pursuant to the authority expressly granted to the Corporation's Board of Directors by Section 4.4 of the Restated Articles of Incorporation of the Corporation, as amended, the Board of Directors hereby establishes a class of the Corporation's Special Common Stock, $0.01 par value per share, and hereby fixes the designation, the number of shares and the relative rights, preferences and limitations thereof as follows:

                  1. Designation. The designation of the class of Special Common Stock created by this resolution shall be Class B Non-Voting Convertible Common Stock, $0.01 par value (hereinafter referred to as "Class B Common Stock"), and the number of shares constituting such class shall be two million five hundred thousand (2,500,000) shares.

                  1.       Dividend Rights.

(a) Subject to the rights of classes or series of Preferred Stock now in existence or which may from time to time come into existence, the holders of shares of Class B Common Stock shall be entitled to receive dividends, when, as and if declared by the Board of Directors, out of any assets legally available therefor, pari passu with any dividend (payable other than in voting common stock of the Corporation (hereinafter referred to as the "Common Stock")) on the Common Stock of the Corporation, in the amount per share equal to the Class B Dividend Amount, as in effect from time to time. The initial per share Class B Dividend Amount per annum shall be equal to 1.9369. Each calendar quarter hereafter (or if the Original Issue Date is not on the first day of a calendar quarter, the period beginning on the date of issuance and ending on the last day of the calendar quarter of issuance) is referred to hereinafter as a "Dividend Period." The amount of dividends payable with respect to each full Dividend Period for the Class B Common Stock shall be computed by dividing the Class B Dividend Amount by four. The amount of dividends on the Class B Common Stock payable with respect to the initial Dividend Period, or any other period shorter or longer than a full Dividend Period, shall be computed ratably on the basis of the actual number of days in such Dividend Period. In the event of any change in the quarterly cash dividend per share applicable to the Common Stock after the date of these Articles of Amendment, the quarterly cash dividend per share on the Class B Common Stock shall be adjusted for the same dividend period by an amount computed by (1) multiplying the amount of the change in the Common Stock dividend (2) times the Conversion Ratio (as defined in Section 0).

(a) In the event the Corporation shall declare a distribution payable in (i) securities of other persons, (ii) evidences of indebtedness issued by the Corporation or other persons, (iii) assets (excluding cash dividends) or (iv) options or rights to purchase capital stock or evidences of indebtedness in the Corporation or other persons, then, in each such case for the purpose of this
Section 0, the holders of the Class B Common Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common Stock of the Corporation into which their shares of Class B Common Stock are or would be convertible (assuming such shares of Class B Common Stock were then convertible).

                  2. Liquidation Preference. The holders of record of Class B Common Stock shall not be entitled to any liquidation preference. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of record of Class B Common Stock shall be treated pari passu with the holders of record of Common Stock, with each holder of record of Class B Common Stock being entitled to receive that amount which such holder would be entitled to receive if such holder had converted all its Class B Common Stock into Common Stock immediately prior to the liquidating distribution in question.

                  3.       Conversion.

(a) Conversion Date and Conversion Ratio. Beginning on the three-year anniversary date of the Original Issue Date thereof (the "Third Anniversary"), the holders of shares of Class B Common Stock shall have the right, at their option, at any time and from time to time, to convert each such shares into
1.1901872 (hereinafter referred to as "Conversion Ratio", which shall be subject to adjustment as hereinafter provided) shares of fully paid and nonassessable shares of Common Stock; provided, however, that no holder of Class B Common Stock shall be entitled to convert shares of Class B Common Stock into Common Stock pursuant to the foregoing provision, if, as a result of such conversion such person (x) would become the Beneficial Owner of more than 4.9% of the Corporation's outstanding Common Stock (the "Percentage Limit"), or (y) would acquire upon such conversion during any consecutive three-month period more than 495,911 shares of Common Stock (the "Share Limit," which shall be subject to adjustment as hereinafter provided). Beneficial Owner shall have the meaning set forth in Rule 13d-3 under the Securities Exchange Act of 1934 (or any successor provision thereto). Notwithstanding the foregoing, such conversion right may be exercised from time to time after the Third Anniversary irrespective of the Percentage Limit or the Share Limit (and no conversion limit shall apply) as follows:

                  (A) If the holder duly exercises piggyback registration rights in connection with an underwritten public offering pursuant to a Registration Rights Agreement executed by the Corporation on August 25, 1995, the holder shall be entitled to convert shares of Class B Common Stock effective at the closing of the offering in an amount sufficient to enable the holder to honor its sale obligations to the underwriters at such closing, even though the amount so converted exceeds the Percentage Limit or the Share Limit; and

                  (B) If (x) the holder arranges for the sale of Common Stock issuable upon conversion of Class B Common Stock in a transaction that complies with applicable securities laws and with the Corporation's Amended and Restated Articles of Incorporation as then in effect which transaction will not be effected on a securities exchange or through an established quotation system or in the over-the-counter market, and (y) the holder provides the Corporation with copies of written documentation relating to the transaction sufficient to enable the Corporation to determine whether the transaction meets the requirements of the preceding clause, the holder shall be entitled to convert shares of Class B Common Stock effective at the closing of the sale in an amount sufficient for the holder to effect the transaction at such closing, even though the amount so converted exceeds the Percentage Limit or the Share Limit.

         In addition, notwithstanding the foregoing, the conversion right set forth above may be exercised without regard to the Percentage Limit or the Share Limit (and no conversion limit shall apply) before the Third Anniversary if one of the following conditions has occurred:

(i) For any two consecutive fiscal quarters, the aggregate amount outstanding as of the end of the quarter under (1) all mortgage indebtedness of the Corporation and its consolidated entities and (2) unsecured indebtedness of the Corporation and its consolidated entities for money borrowed that has not been made generally subordinate to any other indebtedness for borrowed money of the Corporation or any consolidated entity exceeds sixty five percent (65%) of the amount arrived at by (A) taking the Corporation's consolidated gross revenues less property-related expenses, including real estate taxes, insurance, maintenance and utilities, but excluding depreciation, amortization and corporate general and administrative expenses, for the quarter in question and the immediately preceding quarter, (B) multiplying the amount in clause A by two
(2), and (C) dividing the resulting product in clause B by nine percent (9%) (all as such items of indebtedness, revenues and expenses are reported in consolidated financial statements contained in the Corporation's Form 10-Ks and Form 10-Qs as filed with the Securities and Exchange Commission); or

(ii) In the event that (1) Martin E. Stein, Jr. has ceased to be an executive officer of the Corporation, or (2) Bruce M. Johnson and any one of (a) Richard
E. Cook, (b) Robert C. Gillander, Jr. or (c) James D. Thompson have ceased to be executive officers of the Corporation, or (3) all of Richard E. Cook, Robert C. Gillander, Jr., and James. D. Thompson have ceased to be executive officers of the Corporation; or

(iii) If (A) the Corporation shall be party to, or shall have announced or entered into an agreement for, any transaction (including, without limitation, a merger, consolidation, statutory share exchange or sale of all or substantially all of its assets (each of the foregoing being referred to herein as a

"Transaction")), in each case as a result of which shares of Common Stock shall have been or will be converted into the right to receive stock, securities or other property (including cash or any combination thereof) or which has resulted or will result in the holders of Common Stock immediately prior to the Transaction owning less than 50% of the Common Stock after the Transaction, or
(B) a "change of control" as defined in the next sentence occurs with respect to the Corporation. A change of control shall mean the acquisition (including by virtue of a merger, share exchange or other business combination) by one stockholder or a group of stockholders acting in concert of the power to elect a majority of the Corporation's board of directors. The Corporation shall notify the holder of Class B Common Stock promptly if any of the events listed in this Section 0 shall occur.

         Calculations set forth in Section 0 shall be made without regard to unconsolidated indebtedness incurred as a joint venture partner, and the effect of any unconsolidated joint venture, including any income from such unconsolidated joint venture, shall be excluded for purposes of the calculation set forth in Section 0.

(b) Procedure for Conversion. In order to convert shares of Class B Common Stock into Common Stock, the holder thereof shall surrender the certificate(s) therefor, duly endorsed if the Corporation shall so require, or accompanied by appropriate instruments of transfer satisfactory to the Corporation, at the office of any transfer agent for the Class B Common Stock, or if there is no such transfer agent, at the principal offices of the Corporation, or at such other office as may be designated by the Corporation, together with written notice that such holder irrevocably elects to convert such shares. Such notice shall also state the name(s) and address(es) in which such holder wishes the certificate(s) for the shares of Common Stock issuable upon conversion to be issued. As soon as practicable thereafter, the Corporation shall issue and deliver at said office a certificate or certificates for the number of shares of Common Stock issuable upon conversion of the shares of Class B Common Stock duly surrendered for conversion, to the person(s) entitled to receive the same. Shares of Class B Common Stock shall be deemed to have been converted immediately prior to the close of business on the date on which the certificates therefor and notice of election to convert the same are duly received by the Corporation in accordance with the foregoing provisions, and the person(s) entitled to receive the Common Stock issuable upon such conversion shall be deemed for all purposes as record holder(s) of such Common Stock as of the close of business on such date.

(c) No Fractional Shares. No fractional shares shall be issued upon conversion of the Class B Common Stock into Common Stock, and the number of shares of Common Stock to be issued shall be rounded to the nearest whole share. Whether or not fractional shares are issuable upon such conversion shall be determined on the basis of the total number of shares of Class B Common Stock the holder is at the time converting into Common Stock and the number of shares of Common Stock issuable upon such aggregate conversion.

(d) Payment of Adjusted Accrued Dividends Upon Conversion. On the next dividend payment date (or such later date as is permitted in this Section 0 following any conversion hereunder, the Corporation shall pay in cash Adjusted Accrued Dividends (as defined below) on shares of Class B Common Stock so converted. The holder shall be entitled to receive accrued and unpaid dividends accrued to and including the conversion date on the shares of Class B Common Stock converted (assuming that such dividends accrue ratably each day that such shares are outstanding), less an amount equal to the pre-conversion portion of the dividends paid on the shares of Common Stock issued upon such conversion the record date for which such Common Stock dividend occurs on or after the conversion date but before the three-month anniversary date of the conversion date (the "Subsequent Record Date"). The pre-conversion portion of such Common Stock dividend means that portion of such dividend as is attributable to the period ending on the conversion date, assuming that such dividend accrues ratably during the period that (i) begins on the day after the last Common Stock dividend record date occurring before such Subsequent Record Date and (ii) ends on such Subsequent Record Date. The term "Adjusted Accrued Dividends" means the amount arrived at through the application of the foregoing formula. Adjusted Accrued Dividends shall not be less than zero. The formula for Adjusted Accrued Dividends shall be applied to effectuate the Corporation's intent that the holder converting shares of Class B Common Stock to Common Stock shall be entitled to receive dividends on such shares of Class B Common Stock up to and including the conversion date and shall be entitled to the dividends on the shares of Common Stock issued upon such conversion which are deemed to accrue beginning on the first day after the conversion date, but shall not be entitled to dividends attributable to the same period for both the shares of Class B Common Stock converted and the shares of Common Stock issued upon such conversion. The Corporation shall be entitled to withhold (to the extent consistent with the intent to avoid double dividends for overlapping portions of Class B Common Stock and Common Stock dividend periods) the payment of Adjusted Accrued Dividends until the Common Stock dividend declaration date for the applicable Subsequent Record Date, even though such date occurs after the applicable dividend payment date with respect to the Class B Common Stock, in which event the Corporation shall mail to each holder who converted Class B Common Stock a check for the Adjusted Accrued Dividends thereon within five (5) business days after such Common Stock dividend declaration date. Adjusted Accrued Dividends shall be accompanied by an explanation of how such Adjusted Accrued Dividends have been calculated. Adjusted Accrued Dividends shall not bear interest.

                  4.       Adjustments.

(a) In the event the Corporation shall at any time (i) pay a dividend or make a distribution to holders of Common Stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a larger number of shares, or (iii) combine its outstanding shares of Common Stock into a smaller number of shares, the Conversion Ratio and the Share Limit shall be adjusted on the effective date of the dividend, distribution, subdivision or combination by multiplying the Conversion Ratio or the Share Limit (as the case may be) by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such dividend, distribution, subdivision or combination and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such dividend, distribution, subdivision or combination.

(b) Whenever the Conversion Ratio and the Share Limit shall be adjusted as herein provided, the Corporation shall cause to be mailed by first class mail, postage prepaid, as soon as practicable to each holder of record of shares of Class B Common Stock a notice stating that the Conversion Ratio and the Share Limit has been adjusted and setting forth the adjusted Conversion Ratio and the Share Limit, together with an explanation of the calculation of the same.

(c) If the Corporation shall be party to any Transaction in each case as a result of which shares of Common Stock shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), the holder of each share of Class B Common Stock shall have the right, after such Transaction to convert such share pursuant to the conversion provisions hereof, into the number and kind of shares of stock or other securities and the amount and kind of property receivable upon such Transaction by a holder of the number of shares of Common Stock issuable upon conversion of such share of Class B Common Stock immediately prior to such Transaction. The Corporation shall not be party to any Transaction unless the terms of such Transaction are consistent with the provisions of this Section 0, and it shall not consent to or agree to the occurrence of any Transaction until the Corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Class B Common Stock, thereby enabling the holders of the Class B Common Stock to receive the benefits of this Section 0 and the other provisions of these Articles of Amendment. Without limiting the generality of the foregoing, provision shall be made for adjustments in the Conversion Ratio which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 0. The provisions of this Section 0 shall similarly apply to successive Transactions. In the event that the Corporation shall propose to effect any Transaction which would result in an adjustment under Section 0, the Corporation shall cause to be mailed to the holders of record of Class B Common Stock at least 20 days prior to the applicable date hereinafter specified a notice stating the date on which such Transaction is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such Transaction. Failure to give such notice, or any defect therein, shall not affect the legality or validity of such Transaction.

                  5.       Other.

(a) The Corporation shall at all times reserve and keep available out of its authorized but unissued Common Stock the maximum number of shares of Common
Stock issuable upon the conversion of all shares of Class B Common Stock then outstanding and if, at any time, the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Class B Common Stock, in addition to such other remedies as shall be available to the holder of such Class B Common Stock, the Corporation shall take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

(b) The Corporation shall pay any taxes that may be payable in respect of the issuance of shares of Common Stock upon conversion of shares of Class B Common Stock, but the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer of shares of Class B Common Stock or any transfer involved in the issuance of shares of Common Stock in a name other than that in which the shares of Class B Common Stock so converted are registered, and the Corporation shall not be required to transfer any such shares of Class B Common Stock or to issue or deliver any such shares of Common Stock unless and until the person(s) requesting such transfer or issuance shall have paid to the Corporation the amount of any such taxes, or shall have established to the satisfaction of the Corporation that such taxes have been paid.

(c) The Corporation will not, by amendment of the Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in carrying out of all the provisions of these Articles of Amendment and in the taking of all such action as may be necessary or appropriate to protect the conversion rights of the holders of the Class B Common Stock against impairment.

(d) Holders of Class B Common Stock shall be entitled to receive copies of all communications by the Corporation to its holders of Common Stock, concurrently with the distribution to such shareholders.

6. Voting Rights. The holders of record of Class B Common Stock shall not be entitled to vote on any matter on which the holders of record of Common Stock are entitled to vote, except where a separate vote of the Class B Common Stock is required by law.

7. Reacquired Shares. Shares of Class B Common Stock converted, redeemed or otherwise purchased or acquired by the Corporation shall be restored to the status of authorized but unissued shares of Non-Voting Common Stock without designation as to class or series.

         IN WITNESS  WHEREOF,  the undersigned  Executive Vice President of this
Corporation   has  executed  these  Articles  of  Amendment  this  20th  day  of
December, 1995.


                              /s/ Bruce M. Johnson

                              Bruce M. Johnson Executive Vice President