Form 10-Q
period 1996-06-30
REGENCY REALTY CORP
filed 1996-08-14
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from ________ to _________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 14, 1996, there were 7,882,683 shares outstanding of the registrant's common stock.

Part I.  Financial Information

Item 1.  Financial Statements


                        REGENCY REALTY CORPORATION
                        Consolidated Balance Sheets


                                                      June 30,     December 31,
                                                        1996          1995
                                                        ----          ----

Assets
Real estate rental property, at cost ...........   $ 291,818,923    278,731,167
  Less:  accumulated depreciation ..............      21,982,528     18,631,310
                                                   -------------  -------------
     Real estate rental property, net ..........     269,836,395    260,099,857

Construction in progress .......................       6,323,528              0
Investment in unconsolidated real
  estate partnerships ..........................       1,209,883        315,389
                                                   -------------  -------------
     Total investments in real estate, net .....     277,369,806    260,415,246

Cash and cash equivalents ......................       6,167,003      3,401,701
Accounts receivable, net of allowance for
  uncollectible accounts of $405,361
  and $474,019 at June 30, 1996 and
  December 31, 1995, respectively ..............       1,956,072      2,620,763
Deferred costs, less accumulated amortization
  of $3,024,573 and $2,547,765 at June 30,
  1996 and December 31, 1995, respectively .....       3,973,378      3,598,011
Other assets ...................................       1,328,752        969,676
                                                   -------------  -------------
                                                   $ 290,795,011    271,005,397
                                                   =============  =============


Liabilities and Stockholders' Equity
Mortgage loans payable .........................      99,243,786     93,277,273
Revolving line of credit .......................      38,857,256     22,339,803
Tenant security and escrow deposits ............       1,031,712        976,515
Accrued expenses ...............................       2,354,089        936,695
Accounts payable and other liabilities .........       2,901,819      6,468,537
                                                   -------------  -------------
     Total liabilities .........................     144,388,662    123,998,823
                                                   -------------  -------------

Convertible operating partnerships units .......         168,467              0

Stockholders' Equity
  Preferred stock -
     10,000,000 shares authorized:
     Series A 8% cumulative convertible,
     1,916 shares issued and outstanding at
     December 31, 1995 .........................               0      1,916,268
  Common stock $.01 par value per share:
     25,000,000 shares authorized; 6,943,735
     and 6,728,723 shares issued and outstanding
     at June 30, 1996 and December 31, 1995,
     respectively ..............................          69,441         67,287
  Special common stock -
     10,000,000 shares authorized:
     Class B $.01 par value per share, 2,500,000
     shares issued and outstanding at June 30,
     1996 and December 31, 1995, respectively ..          25,000         25,000
   Additional paid in capital ..................     159,162,745    155,221,241
   Distributions in excess of net income .......      (9,849,215)    (8,073,188)
   Stock loans .................................      (3,170,089)    (2,150,034)
                                                   -------------  -------------
     Total stockholders' equity ................     146,237,882    147,006,574
                                                   -------------  -------------
                                                   $ 290,795,011    271,005,397
                                                   =============  =============

See accompanying notes to consolidated financial statements.

                         REGENCY REALTY CORPORATION
                    Consolidated Statements of Operations


                                                       For the Three Month
                                                          Period Ended
                                                  June 30, 1996   June 30, 1995
                                                  ------------    -------------

Real estate operation revenues:
  Minimum rent .................................  $  8,097,696       6,111,373
  Percentage rent ..............................       233,840         159,970
  Recoveries from tenants ......................     1,670,257       1,222,089
  Other recoveries and income ..................       140,635         111,611
  Leasing and brokerage ........................       669,731         287,263
  Management fees ..............................       139,754         209,208
                                                   ------------    ------------
    Total real estate operation revenues .......    10,951,913       8,101,514
                                                   ------------    ------------

Real estate operation expenses:
  Depreciation and amortization ................     2,020,658       1,554,127
  Operating and maintenance ....................     1,757,117       1,322,072
  General and administrative ...................     1,338,320       1,023,037
  Real estate taxes ............................       991,792         697,249
                                                  ------------    ------------
     Total real estate operation expenses ......     6,107,887       4,596,485
                                                  ------------    ------------

Interest expense (income):
  Interest expense .............................     2,385,573       2,207,201
  Interest income ..............................      (170,461)       (108,165)
                                                    -----------    ------------
     Net interest expense ......................     2,215,112       2,099,036
                                                    -----------    ------------

     Net income ................................     2,628,914       1,405,993

Preferred stock dividends ......................        32,171          93,208
                                                    -----------    ------------

Net income for common stockholders .............  $  2,596,743       1,312,785
                                                    ===========    ============

Net income per common share outstanding ........  $       0.26            0.20
                                                    ===========    ============

Weighted average common shares outstanding .....     9,849,738       6,496,237
                                                   ============    ============


See accompanying notes to consolidated financial statements

                     REGENCY REALTY CORPORATION
                Consolidated Statements of Operations


                                                        For the Six Month
                                                           Period Ended
                                                  June 30, 1996  June 30, 1995
                                                  -------------  -------------

Real estate operation revenues:
  Minimum rent ................................. $ 16,001,151      12,006,137
  Percentage rent ..............................      423,720         316,821
  Recoveries from tenants ......................    3,283,459       2,383,422
  Other recoveries and income ..................      224,819         254,733
  Leasing and brokerage ........................    1,243,816         546,321
  Management fees ..............................      276,686         456,793
                                                  ------------    ------------
    Total real estate operation revenues .......   21,453,651      15,964,227
                                                  ------------    ------------

Real estate operation expenses:
  Depreciation and amortization ................    3,905,109       3,053,763
  Operating and maintenance ....................    3,459,652       2,657,276
  General and administrative ...................    2,603,640       2,059,103
  Real estate taxes ............................    1,911,857       1,345,645
                                                  ------------    ------------
     Total real estate operation expenses ......   11,880,258       9,115,787
                                                  ------------    ------------

Interest expense (income):
  Interest expense .............................    4,630,378       4,191,753
  Interest income ..............................     (287,178)       (205,540)
                                                  ------------    ------------
     Net interest expense ......................    4,343,200       3,986,213
                                                  ------------    ------------

     Net income ................................    5,230,193       2,862,227

Preferred stock dividends ......................       57,721         208,183
                                                  ------------    ------------

Net income for common stockholders ............. $  5,172,472       2,654,044
                                                  ============    ============

Net income per common share outstanding ........ $       0.53            0.41
                                                  ============    ============

Weighted average common shares outstanding .....    9,817,812       6,482,144
                                                  ============    ============


See accompanying notes to consolidated financial statements.

                               REGENCY REALTY CORPORATION
                          Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 1996 and 1995


                                                          1996           1995
                                                          ----           ----

Cash flows from operating activities:
  Net income ...................................... $  5,230,193     2,862,227

Adjustments to reconcile net income
 to  net  cash  provided  by  operating
 activities:
  Depreciation and amortization ...................    3,905,109     3,053,763
  Equity in income of unconsolidated
   real estate partnership investments ............      (21,345)      (10,251)
  Changes in assets and liabilities:
     Decrease in accounts receivable ..............      664,691       890,093
     (Increase) in deferred leasing commissions ...     (244,959)     (176,298)
     (increase) in other assets ...................     (436,158)     (386,436)
     Increase in tenants' security
       and escrow deposits ........................       55,197        45,909
     Increase in accrued expenses .................    1,671,882     1,117,584
     (Decrease) increase in accounts payable
       and other liabilities ......................   (2,559,384)       76,553
                                                     ------------  ------------
      Net cash provided by operating activities ...    8,265,226     7,473,144
                                                     ------------  ------------
Cash flows from investing activities:
  Investment in real estate .......................  (11,796,039)  (12,122,170)
  Investment in unconsolidated
    real estate partnership .......................     (881,308)            0
  Capital expenditures ............................   (1,291,717)   (1,068,216)
  Construction in progress ........................   (6,323,528)   (1,692,804)
  Distribution received from unconsolidated
    real estate partnership investment ............        8,160             0
                                                     ------------  ------------
     Net cash used in investing ..................   (20,284,432)  (14,883,190)
                                                     ------------  ------------
Cash flows from financing activities:
  Dividends paid in cash ..........................   (7,262,093)   (5,367,061)
  Proceeds (repayments) from revolving
   line of credit, net ............................   16,517,453   (13,539,955)
  Proceeds from mortgage loans payable ............    3,918,750    25,400,000
  Net proceeds from construction loans ............    2,435,743     2,764,425
  Principal payments on mortgage loans payable ....     (387,981)     (112,164)
  Issuance of convertible operating
   partnership units ..............................      169,852             0
  Payment of loan closing costs ...................     (607,216)     (181,338)
                                                     ------------  ------------

      Net cash provided by financing activities ...   14,784,508     8,963,907
                                                     ------------  ------------

      Net increase in cash and cash equivalents ...    2,765,302     1,553,861
                                                     ------------  ------------

Cash and cash equivalents at beginning of period ..    3,401,701     2,860,837
                                                     ------------  ------------

Cash and cash equivalents at end of period ........ $  6,167,003     4,414,698
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                             REGENCY REALTY CORPORATION

                     Notes to Consolidated Financial Statements

1.      The Company

        Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. At June 30, 1996, the Company owned 35 shopping centers and 4 office complexes in four states in the southeastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

        The accompanying consolidated financial statements include the accounts of Regency Realty Group, Inc. (the "Management Company"), it's wholly owned or majority owned shopping centers and office complexes and its joint ventures. All significant intercompany balances and transactions have been eliminated.

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

3.      Acquisition and Development

        Through June 30, 1996, the Company has completed the acquisition of three shopping centers and one parcel of land for development of a new shopping center. These properties are 100% owned unless noted otherwise and are summarized as follows:

                                                        Date Acquired  Company
   Shopping Center          Location        Year Built  by the Company   GLA

  Parkway Station      Warner Robbins, GA   1983/1987      02-28-96     94,290
  Welleby Plaza           Sunrise, FL          1982        05-31-96    109,949
  Ocean East Mall (1)      Stuart, FL                      01-31-96    104,772
  South Monroe (2)      Tallahassee, FL                    03-21-96     80,440

  (1) Redevelopment project to be completed in 1997. The Company acquired a 25% interest.
  (2)  New shopping center development to be completed in 1997.

4.     Secured Line of Credit

       The Company closed on a $75 million unsecured acquisition and development revolving line of credit on May 17, 1996. The initial proceeds were used to pay off the a secured line of credit and will provide financing for new acquisition and development activity. The interest rate is Libor +
       162.5 basis points with interest only for two years, and if then terminated, becomes a two year term loan maturing in May, 2000 with principal due in seven equal quarterly installments. However, the borrower may request a one year extension of the interest only revolving period annually, in May of each year beginning in May 1997.


5.     Subsequent Event

       One June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital U. S. Realty and Security Capital Holdings S.A. (collectively, "US Realty"). Under the agreement, the Company will sell an aggregate of 7,499,400 shares of Common Stock to U.S. Realty at a price of $17.625 per share for an aggregate purchase price of up to $132,176,925. At the initial closing on July 10, 1996, the Company sold 934,400 shares to US Realty for a total purchase price of $16,468,000. Not later than December 1, 1996 (the "Second Closing") and June 1, 1997 ("Subsequent Closings"), the Company may sell 2,717,400 shares at the Second Closing for a total of $47,894,175, and up to 3,847,600 shares at Subsequent Closings for a total of $67,813,950. The second and subsequent closings are subject to approval by the Company's shareholders at the Special Meeting of Shareholders to be held September 10, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and and Results of Operation


 The  following   discussion  should  be  read  in  conjunction  with  the
 accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q.

Business

       The Company's principal business is owning, managing, and developing neighborhood and community shopping centers in Florida and the Southeast. At June 30, 1996 the Company owned and managed 35 shopping centers and 4 suburban office buildings. Of the total 39 properties owned, 28 are located in Florida, and 29 are anchored by supermarkets. The Company's three largest tenants in order by number of store locations are Publix Supermarkets (13), Winn-Dixie Stores (7), and Wal-Mart (7).

Acquisition and Development

       During 1996, the Company acquired two shopping centers (the "1996 Acquisitions") for $11.8 million for a total of 204,239 square feet. The Company also acquired a parcel of land to begin development of a new shopping center, and entered into a joint venture to redevelop an existing shopping center. Total cost at completion of these two development projects will be $12.2 million and are expected to be completed during the second quarter of 1997.

       During 1995, the Company acquired five shopping centers and completed the development or expanded four shopping centers for a total cost of $62 million (the "1995 Acquisitions") of which approximately $12.1 million were closed during the six months ended June 30, 1995.

Liquidity and Capital Resources

      The Company's total indebtedness at June 30, 1996 was $138 million, of which $94 million or 68% bears a fixed rate of interest averaging 7.55%. Based upon the Company's total market capitalization (debt and equity) at June 30, 1996 of $346.6 million (the stock price was $21.00 per share and the total shares and common stock equivalents outstanding were 9,928,530), the Company's debt tp total market capitalization ratio was 39.8%.

      The Company funded the 1995 Acquisitions from borrowings on its line of credit (the "Line"), origination of new mortgage loans, and the proceeds from a $50 million private placement (the "Private Placement"). The Private Placement was completed on December 20, 1995 by issuing 2,500,000 shares of non-voting Class B common stock to a single investor. The Class B common shares are convertible into 2,975,468 shares of common stock beginning on the third anniversary of the issuance date subject to limitations that the holder may not beneficially own more than 4.9% of the Company's outstanding common stock except in certain circumstances.

      On May 17, 1996, the Company obtained an unsecured $75 million revolving line of credit from Wells Fargo National Bank ("Wells Line") with an interest rate of Libor plus 1.625%. The proceeds were used to pay off the balance of the Line, and will be used to finance future acquisition and development activity. The two shopping centers purchased in 1996 were financed by proceeds from a mortgage loan and the Wells Line.

      The Company's principal demands for liquidity are dividends to stockholders, the operations, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid common and preferred dividends of $7.3 million and $5.4 million to its stockholders during 1996 and 1995, respectively. The percentage of funds from operations paid out in cash dividends, or "dividend payout ratio", was 82.7% and 86.7% during the six months ended June 30, 1996 and 1995, respectively. In January 1996, the Company increased its quarterly common dividend to $.405 per share or $1.62 annually. As a result of the Private Placement, the Company has outstanding 2,500,000 shares of Class B common with a current annual dividend rate of $1.9845 ($1.6674 on a converted common stock basis). Accordingly, dividends paid by the Company during 1996 have increased substantially over 1995 due to the common stock dividend increase and the Private Placement.

      During 1996 and 1995, the Company's net cash used in investing activities was $20.3 million and $14.9 million, respectively, related to real estate acquisitions, leasing and renewal activity, and building improvements. The

Company invested approximately $1.3 million and $1.1 million for improvements to its properties as of June 30, 1996 and 1995, respectively. The Company anticipates that cash provided by operating activities, unused amounts under the Wells Line, and cash reserves are adequate to meet liquidity requirements. At June 30, 1996, the Company has cash of $6.2 million of which $1.8 million was restricted.

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

Results of Operations

      Comparison of Three Months Ended June 30, 1996 to 1995

      Total real estate operation revenues increased $2.8 million, or 35.2%, to $10.9 million for the three months ended June 30, 1996 as compared to $8.1 million for the comparable period in 1995. The increase in revenue was primarily attributable to a $2.0 million increase in minimum rent. The Company experienced this growth primarily as a result of its 1996 and 1995 Acquisitions which contributed approximately $1.56 million of additional minimum rent in the three month period ended June 30, 1996. At June 30, 1996, the real estate portfolio was 95.8% leased compared to 94.8% at June 30, 1995. Average rents per sf were $8.54 and $8.25 at June 30, 1996 and 1995, respectively. The increase is due primarily from the 1996 and 1995 Acquisitions which had higher average rents than the average of the portfolio prior to the 1995 Acquisitions. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $.81 million vs. $.50 million for the period ending June 30, 1996 and 1995, respectively.

      Total real estate operation expenses increased $1.5 million for the three months ended June 30, 1996, or 32.9%, to $6.1 million as compared to $4.6 million for the comparable period in 1995. Operating, maintenance and real estate taxes increased $.73 million to $2.7 million or 36%. This increase was primarily attributable to $.55 million in operating expenses associated with the 1996 and 1995 Acquisitions. General and administrative expense increased 31% during 1996 to $1.3 million due to accruing higher amounts for performance based deferred compensation that potentially could be earned. Performance based compensation earned in 1995 was primarily accrued during the third and fourth quarters of 1995 when the Company determined (primarily as a result of the Private Placement) that such compensation could potentially be earned. Depreciation and amortization was $2.0 million or 30% higher than 1995, predominately a result of additional depreciation and amortization on the Company's 1996 and 1995 Acquisitions.

      Interest expense increased to $2.4 million in 1996 from $2.2 million in 1995 or 8% due primarily to increased average outstanding loan balances as a result of the 1996 and 1995 Acquisitions. During the second quarter, preferred stock dividends declined as a result of the full conversion of the remaining Series A preferred stock into common stock.

      Net income for common stockholders was $2.6 million or $.26 per share in 1996 vs. $1.3 million or $.20 per share in 1995. The increase is due primarily to the 1996 and 1995 Acquisitions which contributed to a 35.2% increase in real estate operation revenues, a 36% increase in operating, maintenance and real estate taxes, a 30% increase in depreciation expense and an 8% increase in interest expense.

      Comparison of Six Months Ended June 30, 1996 to 1995

      Total real estate operation revenues increased $5.5 million, or 34.4%, to $21.4 million for the six months ended June 30, 1996 as compared to $15.9 million for the comparable period in 1995. The increase in revenue was primarily attributable to a $3.9 million increase in minimum rent. The Company experienced this growth primarily as a result of its 1996 and 1995 Acquisitions which contributed approximately $3.2 million of additional minimum rent in the six month period ended June 30, 1996. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $1.52 million vs. $1.0 million for the period ending June 30, 1996 and 1995, respectively.

      Total real estate operation expenses increased $2.8 million for the six months ended June 30, 1996, or 30%, to $11.9 million as compared to $9.1 million for the comparable period in 1995. Operating, maintenance and real estate taxes increased $1.4 million to $5.4 million or 34%. This increase was primarily attributable to $1.1 million in operating expenses associated with the 1996 and 1995 Acquisitions. General and administrative expense increased 26% during 1996 to $2.6 for the reasons mentioned earlier. Depreciation and amortization was $3.9 million or 27.9% higher than 1995, predominately a result of additional depreciation and amortization on the Company's 1996 and 1995 Acquisitions.

      Interest expense increased to $4.6 million in 1996 from $4.2 million in 1995 or 10.5% due primarily to increased average outstanding loan balances as a result of the 1996 and 1995 Acquisitions. The preferred stock dividends declined as a result of the full conversion of the remaining Series A preferred stock into common stock at the end of the second quarter.

      Net income for common stockholders was $5.2 million or $.53 per share in 1996 vs. $2.6 million or $.41 per share in 1995. The increase is due primarily to the 1996 and 1995 Acquisitions which contributed to a 34.4% increase in real estate operation revenues, a 34% increase in operating, maintenance and real estate taxes, a 27.9% increase in depreciation expense and a 10.5% increase in interest expense.

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

     FFO for the six months ended June 30, 1996 and 1995 are summarized in the following table:
                                            1996        1995
Net income for common stockholders   $     5,172       2,654
Add:  non-cash amounts:
  Real   estate   depreciation   and
    amortization                           3,560       2,752
  Common stock compensation:
    Board of directors' fees and
      401 (k) compensation                   249         215
    Long-term compensation plans             623         192
  Straight-lining of rents charge             14          94
                                           -----       -----
          Funds from operations      $     9,618       5,907
                                           =====       =====
Weighted average shares outstanding        9,818       6,482
                                           =====       =====
Funds from operations per share      $      0.98        0.91
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

Economic Conditions

      A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements for common area maintenance, insurance, and real estate taxes. In addition, 39% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 39% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. Recently, several national and regional retailers have publicized their financial difficulties and several have filed for protection under the bankruptcy laws. National or regional tenants of which the Company has leases that have filed for bankruptcy protection are Pic N Pay Shoes ("PNP") and Discovery Zone ("DZ"). Total annual rent from PNP is less than one percent of total annual rent from all tenants, and all stores continue to operate and pay rent. Total rent from DZ is less than one percent of total annual rent from all tenants. The Company has two leases with DZ of which the store located at Regency Square in Brandon has closed and the other remains open and has guarantees extending to Blockbuster Entertainment. Regency Square, the Company's only "Power Center" containing approximately 342,000 sf is currently 95% occupied. The Company has had no other significant tenant bankruptcies.

      At June 30, 1996 approximately 10%, 5% and 5% of the Company's total rent is received from Publix, Winn-Dixie, and Wal-Mart, respectively (the "Three Major Tenants"). In February, 1996, Wal-Mart closed its store located at The Market Place in Alexander City, Alabama in order to relocate to a new larger store nearby. Wal-Mart will continue to pay rent due under its lease at The Market Place which expires in October, 2007. During 1995, the Company added a new Winn-Dixie store to The Market Place. Although the Company considers the financial condition and its relations with the Three Major Tenants to be very solid, a significant downturn in business or the non-renewal of expiring leases of the Three Major Tenants could adversely effect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on Tuesday, May 14, 1996 at 2:00 p.m. to elect three Class III Directors to serve for three year terms expiring at the annual meeting of shareholders to be held in 1999 and until their successors have been elected and qualified. Regarding this meeting votes were cast as follows: 4,797,768 Common stock votes For and 304,118 votes Abstained. Accordingly, the proposal passed.

Item 6.  Exhibits and Reports on Form 8-K

1.

     A report on Form 8-K was filed on June 28, 1996, reporting on a Stock Purchase Agreement dated June 11, 1996 among the Company, Security Capital Holdings S.A. and Security Capital U.S. Realty.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY REALTY CORPORATION

By:/s/ J. Christian Leavitt
       J. Christian Leavitt
       Vice President, Treasurer and Secretary

Date:  August 14, 1996