Form 10-Q
period 1996-09-30
REGENCY REALTY CORP
filed 1996-11-14
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 1-12298


                           REGENCY REALTY CORPORATION
             (Exact name of Registrant as specified in its charter)

                    FLORIDA                              59-3191743
         (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)          Identification No.)

                             121 West Forsyth Street
                                    Suite 200
                           Jacksonville, Florida 32202
               (Address of principal executive offices) (Zip code)

                                 (904) 356-7000
               (Registrant's telephone number including area code)

                                 Not applicable
          (Former name, former address, and former fiscal year,
                      if changed since last report)

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 14, 1996, there were 7,886,684 shares outstanding of the registrant's common stock.

Part I.  Financial Information

Item 1.  Financial Statements

                               REGENCY REALTY CORPORATION
                              Consolidated Balance Sheets


                                                    September 30,  December 31,
                                                        1996          1995
                                                        ----          ----

Assets
Real estate rental property, at cost             $   332,175,327   278,731,167
  Less:  accumulated depreciation                     23,871,345    18,631,310
                                                     -----------  -----------
     Real estate rental property, net                308,303,982   260,099,857

Construction in progress                              10,344,554             0
Investment in unconsolidated real
  estate partnerships                                  1,226,670       315,389
                                                     -----------   -----------
     Total investments in real estate, net           319,875,206   260,415,246

Cash and cash equivalents                             15,039,661     3,401,701
Accounts receivable, net of allowance for
  uncollectible accounts of $444,801
  and $474,019 at September 30, 1996 and
  December 31, 1995, respectively                      3,061,427     2,620,763
Deferred costs, less accumulated amortization
  of $2,408,262 and $1,660,662
  at September 30, 1996 and
  December 31, 1995, respectively                      3,919,949     3,598,011
Other assets                                           2,141,159       969,676
                                                     -----------   -----------
                                                 $   344,037,402   271,005,397
                                                     ===========   ===========

Liabilities and Stockholders' Equity
Mortgage loans payable                               101,502,725    93,277,273
Revolving line of credit                              71,301,185    22,339,803
Tenant security and escrow deposits                    1,168,737       976,515
Accrued expenses                                       3,859,282       936,695
Accounts payable and other liabilities                 4,144,499     6,468,537
                                                     -----------   -----------
     Total liabilities                               181,976,428   123,998,823
                                                     -----------   -----------

Convertible operating partnerships units                 520,169             0

Stockholders' Equity
  Preferred stock -
     10,000,000 shares authorized:
     Series A 8% cumulative convertible,
     1,916 shares issued and outstanding at
     December 31, 1995                                         0     1,916,268
  Common stock $.01 par value per share:
     25,000,000 shares authorized;
     7,883,197 and 6,728,723 shares issued
     and outstanding at September 30, 1996
     and December 31, 1995, respectively                  78,832        67,287
  Special common stock -
     10,000,000 shares authorized:
     Class B $.01 par value per share,
     2,500,000 shares issued and outstanding
     at September 30, 1996 and
     December 31, 1995, respectively                      25,000        25,000
   Additional paid in capital                        175,713,697   155,221,241
   Distributions in excess of net income             (11,106,635)   (8,073,188)
   Stock loans                                        (3,170,089)   (2,150,034)
                                                     -----------   -----------
     Total stockholders' equity                      161,540,805   147,006,574
                                                     -----------   -----------
                                                 $   344,037,402   271,005,397
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                                  REGENCY REALTY CORPORATION
                            Consolidated Statements of Operations


                                                      For the Three Month
                                                         Period Ended
                                                 September 30,  September 30,
                                                      1996          1995
                                                      ----          ----

Real estate operation revenues:
  Minimum rent                                $     8,897,421     6,249,030
  Percentage rent                                     175,065       162,437
  Recoveries from tenants                           1,806,339     1,230,583
  Other recoveries and income                         159,392       149,615
  Leasing and brokerage                               833,949       576,387
  Management fees                                     157,478       201,425
                                                   ----------    ----------
    Total real estate operation revenues           12,029,644     8,569,477
                                                   ----------    ----------
Real estate operation expenses:
  Depreciation and amortization                     2,202,859     1,611,973
  Operating and maintenance                         1,896,479     1,462,984
  General and administrative                        1,294,469     1,326,580
  Real estate taxes                                 1,059,950       681,332
                                                   ----------    ----------
     Total real estate operation expenses           6,453,757     5,082,869
                                                   ----------    ----------

Interest expense (income):
  Interest expense                                  2,742,023     2,315,192
  Interest income                                    (191,408)     (118,538)
                                                   ----------    ----------
     Net interest expense                           2,550,615     2,196,654
                                                   ----------    ----------

     Net income                                     3,025,272     1,289,954

Preferred stock dividends                                   0        76,650
                                                   ----------    ----------

Net income for common stockholders            $     3,025,272     1,213,304
                                                   ==========    ==========

Net income per common share outstanding       $          0.28          0.18
                                                   ==========    ==========

Weighted average common shares outstanding         10,802,711     6,610,532
                                                   ==========    ==========


See accompanying notes to consolidated financial statements.

                            REGENCY REALTY CORPORATION
                       Consolidated Statements of Operations


                                                      For the Nine Month
                                                         Period Ended
                                                 September 30,  September 30,
                                                      1996           1995
                                                      ----           ----

Real estate operation revenues:
  Minimum rent                                $    24,898,572     18,255,167
  Percentage rent                                     598,785        479,258
  Recoveries from tenants                           5,089,798      3,614,005
  Other recoveries and income                         384,211        404,348
  Leasing and brokerage                             2,077,766      1,122,708
  Management fees                                     434,163        658,218
                                                   ----------     ----------
    Total real estate operation revenues           33,483,295     24,533,704
                                                   ----------     ----------
Real estate operation expenses:
  Depreciation and amortization                     6,107,968      4,665,736
  Operating and maintenance                         5,356,131      4,120,260
  General and administrative                        3,898,109      3,385,683
  Real estate taxes                                 2,971,807      2,026,977
                                                   ----------     ----------
     Total real estate operation expenses          18,334,015     14,198,656
                                                   ----------     ----------
Interest expense (income):
  Interest expense                                  7,372,401      6,506,945
  Interest income                                    (478,586)      (324,078)
                                                   ----------     ----------
     Net interest expense                           6,893,815      6,182,867
                                                   ----------     ----------

     Net income                                     8,255,465      4,152,181

Preferred stock dividends                              57,721        284,833
                                                   ----------     ----------

Net income for common stockholders            $     8,197,744      3,867,348
                                                   ==========     ==========

Net income per common share outstanding       $          0.81           0.59
                                                   ==========     ==========

Weighted average common shares outstanding         10,150,394      6,525,569
                                                   ==========     ==========


See accompanying notes to consolidated financial statements.

                                REGENCY REALTY CORPORATION
                           Consolidated Statements of Cash Flows
                   For the Nine Months Ended September 30, 1996 and 1995


                                                         1996             1995
                                                         ----             ----

Cash flows from operating activities:
  Net income                                        $  8,170,465      4,152,181

Adjustments   to  reconcile  net  income
  to  net  cash  provided  by  operating
  activities:
  Depreciation and amortization                        6,107,968      4,665,736
  Equity in income of unconsolidated
   real estate partnership investments                   (38,132)       (11,423)
  Changes in assets and liabilities:
     (Increase)decrease in accounts receivable          (440,663)       866,657
     (Increase) in deferred leasing commissions         (377,021)      (354,436)
     (increase) in other assets                       (1,291,818)      (996,188)
     Increase in tenants' security
       and escrow deposits                               192,222         71,003
     Increase in accrued expenses                      3,177,075      1,757,984
     (Decrease) increase in accounts payable
       and other liabilities                          (1,225,161)        98,489
                                                     -----------    -----------
   Net cash provided by operating activities          14,274,935     10,250,003
                                                     -----------    -----------

Cash flows from investing activities:
  Investment in real estate                          (51,586,884)   (10,957,528)
  Investment in unconsolidated
    real estate partnership                             (881,308)             0
  Capital expenditures                                (1,857,276)    (1,243,787)
  Construction in progress                           (10,259,554)    (2,037,675)
  Distribution received from unconsolidated
    real estate partnership investment                     8,160              0
                                                     -----------   ------------
  Net cash used in investing                         (64,576,862)   (14,238,990)
                                                     -----------    -----------

Cash flows from financing activities:
  Dividends paid in cash                             (11,548,562)    (8,070,729)
  Proceeds (repayments) from revolving
   line of credit, net                                48,961,382    (12,736,629)
  Proceeds from mortgage loans payable                 3,918,750     27,635,098
  Net proceeds from construction loans                 4,900,576         13,413
  Principal payments on mortgage loans payable          (593,875)      (256,180)
  Issuance of convertible operating
   partnership units                                     525,331              0
  Proceeds from common stock issuance                 16,468,800              0
  Payment of loan closing costs                         (692,515)      (269,988)
                                                     -----------   ------------
  Net cash provided by financing activities           61,939,887      6,314,985
                                                     -----------   ------------

  Net increase in cash and cash equivalents           11,637,960      2,325,998
                                                     -----------   ------------

Cash and cash equivalents at beginning of period       3,401,701      2,860,837
                                                     -----------   ------------

Cash and cash equivalents at end of period         $  15,039,661      5,186,835
                                                     ===========   ============


See accompanying notes to consolidated financial statements.

                                   REGENCY REALTY CORPORATION

                           Notes to Consolidated Financial Statements

1.    The Company

      Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. At September 30, 1996, the Company owned 39 shopping centers and 4 office complexes in five states in the southeastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

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

3.    Acquisition and Development

      Through September 30, 1996, the Company has completed the acquisition of seven shopping centers and one parcel of land for development of a new shopping center. These properties are 100% owned unless noted otherwise and are summarized as follows:

                                                        Date Acquired   Company
 Shopping Center          Location        Year Built   by the Company    GLA

 Parkway Station     Warner Robbins, GA    1983/1987      02-28-96      94,290
 Welleby Plaza          Sunrise, FL           1982        05-31-96     109,949
 Union Square S.C.       Monroe, N.C.         1989        07-16-96      97,191
 City View S.C.       Charlotte, N.C.         1993        07-16-96      77,550
 Palm Harbour          Palm Coast, FL      1978/1991      08-01-96     159,369
 Sandy Plains Village    Atlanta, GA       1979/1990      08-09-96     168,513
 Ocean East Mall (1)     Stuart, FL            -          01-31-96     104,772
 South Monroe (2)      Tallahassee, FL         -          03-21-96      80,440

 (1)  Redevelopment   project  to  be  completed  in  1997.  The
         Company acquired  a  25% interest.
 (2)  New shopping center development to be completed in 1997.

4.    Secured Line of Credit

     The Company closed on a $75 million unsecured acquisition and development revolving line of credit (the "Wells Line") on May 17, 1996. The initial proceeds were used to pay off an existing secured line of credit. The Line will be used to finance future real estate acquisitions and developments. The interest rate is Libor + 162.5 basis points with interest only for two years, and if then terminated, becomes a two year term loan maturing in May, 2000 with principal due in seven equal quarterly installments. However, the borrower may request a one year extension of the interest only revolving period annually in May of each year beginning in 1997. On September 16, 1996 the credit agreement was amended to increase the commitment amount to $90 million.

 5. Sale of Common Stock

     On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital U. S. Realty and Security Capital Holdings S.A. (collectively, "US Realty"). Under the agreement, the Company will sell an aggregate of 7,499,400 shares of Common Stock to U.S. Realty at a price of $17.625 per share for an aggregate purchase price of up to $132,176,925. At the initial closing on July 10, 1996, the Company sold 934,400 shares to US Realty for a total purchase price of $16,468,800. Not later than December 1, 1996 (the "Second Closing") and June 1, 1997 ("Subsequent Closings"), the Company may sell 2,717,400 shares at the Second Closing for a total of $47,894,175, and up to 3,847,600 shares at Subsequent Closings for a total of $67,813,950.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q.

Business

         The Company's principal business is owning, managing, and developing neighborhood and community shopping centers in Florida and the Southeast. At September 30, 1996 the Company owned and managed 39 shopping centers and 4 suburban office buildings. Of the total 43 properties owned, 29 are located in Florida, and 33 are anchored by supermarkets. The Company's three largest tenants in order by number of store locations are Publix Supermarkets (14), Winn-Dixie Stores (8), and Wal-Mart (5).

Acquisition and Development

         During 1996, the Company has acquired six shopping centers (the "1996 Acquisitions") for $51.7 million (including certain necessary building improvements) for a total of 706,862 square feet. The Company also acquired a parcel of land to begin development of a new shopping center, and entered into a joint venture to redevelop an existing shopping center. Total cost at completion of these two development projects will be $12.3 million and are expected to be completed during the second quarter of 1997.

         During 1995, the Company acquired five shopping centers and completed the development or expanded four shopping centers for a total cost of $62 million (the "1995 Acquisitions") of which approximately $9.1 million were closed during the nine months ended September 30, 1995.

Liquidity and Capital Resources

        The Company's total indebtedness at September 30, 1996 was $173 million, of which $94 million or 55% bears a fixed rate of interest averaging 7.55%. Based upon the Company's total market capitalization (debt and equity) at September 30, 1996 of $416.4 million (the stock price was $22.375 per share and the total shares and common stock equivalents outstanding were 10,888,507), the Company's debt to total market capitalization ratio was 41.5%.

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

        On May 17, 1996, the Company obtained an unsecured $75 million revolving line of credit from Wells Fargo National Bank ("Wells Line") with an interest rate of Libor plus 1.625%. The proceeds were used to pay off the balance of the Line, and will be used to finance future acquisition and development activity. On September 16, 1996 the Wells Line credit agreement was amended to increase the revolving line to $90 million.

     On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital U. S. Realty and Security Capital Holdings S.A. (collectively, "US Realty"). Under the agreement, the Company will sell an aggregate of 7,499,400 shares of Common Stock to U.S. Realty at a price of $17.625 per share for an aggregate purchase price of up to $132,176,925. At the initial closing on July 10, 1996, the Company sold 934,400 shares to US Realty for a total purchase price of $16,468,800 which was used to paydown the Wells Line. Not later than December 1, 1996 (the "Second Closing") and June 1, 1997 ("Subsequent Closings"), the Company may sell 2,717,400 shares at the Second Closing for a total of $47,894,175, and up to 3,847,600 shares at Subsequent Closings for a total of $67,813,950. Proceeds from the sale of common stock at the Second and Subsequent Closings will be used to reduce the balance of the Wells Line.

     The  Company's   principal   demands  for  liquidity  are  dividends  to
stockholders, the operations, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid common and preferred dividends of $11.5 million and $8.0 million to its stockholders during 1996 and 1995, respectively. The percentage of funds from operations paid out in cash dividends, or "dividend payout ratio", was 81.7% and 85.9% during the nine months ended September 30, 1996 and 1995, respectively. In January 1996, the Company increased its quarterly common dividend to $.405 per share or $1.62 annually. As a result of the Private Placement, the Company has outstanding 2,500,000 shares of Class B common with a current annual dividend rate of $1.9845 ($1.6674 on a converted common stock basis). Accordingly, dividends paid by the Company during 1996 have increased substantially over 1995 due to the common stock dividend increase and the Private Placement.

        During 1996 and 1995, the Company's net cash used in investing activities was $64.6 million and $14.2 million, respectively, related primarily to real estate acquisitions, construction and building improvements. The Company invested approximately $1.9 million and $1.2 million for improvements to its properties as of September 30, 1996 and 1995, respectively. The Company anticipates that cash provided by operating activities, unused amounts under the Wells Line, and cash reserves are adequate to meet liquidity requirements. At September 30, 1996, the Company had cash of $15 million of which $4.8 million was restricted and $8.4 million was funded from the Wells Line for an acquisition to close on October 1, 1996.

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

        The Company's real estate portfolio has grown substantially during 1996 and 1995 as a result of the acquisitions and developments discussed above. The Company expects to continue this level of growth in the future and intends to meet the related capital requirements, principally for the acquisition or development of new properties, from borrowings on the Wells Line, new mortgage loans and from additional public or private equity offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

        Comparison of Three Months Ended September 30, 1996 to 1995

        Total real estate operation revenues increased $3.5 million, or 40%, to $12 million for the three months ended September 30, 1996 as compared to $8.6 million for the comparable period in 1995. The increase in revenue was primarily attributable to a $2.6 million increase in minimum rent. The Company experienced this growth primarily as a result of its 1996 and fourth quarter 1995 Acquisitions which contributed approximately $2.44 million of additional minimum rent in the three month period ended September 30, 1996. At September 30, 1996, the real estate portfolio was 94.8% leased compared to 95.2% at September 30, 1995. Average rents per sf were $8.58 and $8.30 at September 30, 1996 and 1995, respectively. The increase is due primarily from the 1996 Acquisitions which had higher average rents than the average of the portfolio prior to the 1995 Acquisitions. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $.99 million vs. $.78 million for the three month period ending September 30, 1996 and 1995, respectively.

        Total real estate operation expenses increased $1.4 million for the three months ended September 30, 1996, or 27%, to $6.5 million as compared to $5.1 million for the comparable period in 1995. Operating, maintenance and real estate taxes increased $.81 million to $2.9 million or 38%. This increase was primarily attributable to $.76 million in operating expenses associated with the 1996 and fourth quarter 1995 Acquisitions. General and administrative expenses decreased 2% during 1996 to $1.3 million. Depreciation and amortization was $2.2 million or 37% higher than 1995, predominately a result of additional depreciation and amortization on the Company's 1996 and fourth quarter 1995 Acquisitions.

        Interest expense increased to $2.7 million in 1996 from $2.3 million in 1995 or 18% due primarily to increased average outstanding loan balances as a result of the 1996 and 1995 Acquisitions. There were no preferred stock dividends in the third quarter as a result of the full conversion of the remaining Series A preferred stock into common stock on June 29, 1996.

        Net income for common stockholders was $3 million or $.28 per share in 1996 vs. $1.2 million or $.18 per share in 1995. The increase is due primarily to the 1996 and 1995 Acquisitions which contributed to a 40% increase in real estate operation revenues, a 38% increase in operating, maintenance and real estate taxes, a 37% increase in depreciation expense and an 18% increase in interest expense.

        Comparison of Nine Months Ended September 30, 1996 to 1995

        Total real estate operation revenues increased $8.9 million, or 36%, to $33.5 million for the nine months ended September 30, 1996 as compared to $24.5 million for the comparable period in 1995. The increase in revenue was primarily attributable to a $6.6 million increase in minimum rent. The Company experienced this growth primarily as a result of its 1996 and 1995 Acquisitions which contributed approximately $5.7 million of additional minimum rent in the nine month period ended September 30, 1996. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.5 million vs. $1.8 million for the period ending September 30, 1996 and 1995, respectively.

        Total real estate operation expenses increased $4.1 million for the nine months ended September 30, 1996, or 29%, to $18.3 million as compared to $14.2 million for the comparable period in 1995. Operating, maintenance and real estate taxes increased $2.2 million to $8.3 million or 35%. This increase was primarily attributable to $1.8 million in operating expenses associated with the 1996 and 1995 Acquisitions. General and administrative expense increased 15% during 1996 to $3.9 million due to accruing higher amounts for performance based deferred compensation that potentially could be earned. Depreciation and amortization was $6.1 million or 31% higher than 1995, predominately a result of additional depreciation and amortization on the Company's 1996 and fourth quarter 1995 Acquisitions.

        Interest expense increased to $7.4 million in 1996 from $6.5 million in 1995 or 13% due primarily to increased average outstanding loan balances as a result of the 1996 and 1995 Acquisitions. The preferred stock dividends declined as a result of the full conversion of the remaining Series A preferred stock into common stock at the end of the second quarter.

        Net income for common stockholders was $8.2 million or $.81 per share in 1996 vs. $3.9 million or $.59 per share in 1995. The increase is due primarily to the 1996 and 1995 Acquisitions which contributed to a 36% increase in real estate operation revenues, a 35% increase in operating, maintenance and real estate taxes, a 31% increase in depreciation expense and a 13% increase in interest expense.

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

        FFO for the nine months ended September 30, 1996 and 1995 are summarized in the following table:
                                                     1996           1995
                                                     ----           ----
Net income for common stockholders            $     8,198          3,867
Add:  non-cash amounts:
  Real estate depreciation and amortization         5,557          4,216
  Common stock compensation:
    Board of directors' fees and
      401 (k) compensation                            362            333
    Long-term compensation plans                      955            435
  Straight-lining of rents charge                      21            147
                                                   ------          -----
          Funds from operations               $    15,093          8,998
Weighted average shares outstanding                10,150          6,526
                                                   ======          =====
Funds from operations per share               $      1.49           1.38
                                                   ======          =====

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

Economic Conditions

        A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements for common area maintenance, insurance, and real estate taxes. In addition, 41% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 43% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. Recently, several national and regional retailers have publicized their financial difficulties and several have filed for protection under the bankruptcy laws. National or regional tenants of which the Company has leases that have filed for bankruptcy protection are Pic N Pay Shoes ("PNP") and Discovery Zone ("DZ"). Total annual rent from PNP is less than one percent of total annual rent from all tenants, and all stores continue to operate and pay rent. Total rent from DZ is less than one percent of total annual rent from all tenants. The Company has two leases with DZ of which the store located at Regency Square in Brandon has closed and the other remains open and has guarantees extending to Blockbuster Entertainment. Regency Square, the Company's only "Power Center" containing approximately 342,000 sf is currently 94% occupied. The Company has had no other significant tenant bankruptcies.

        At September 30, 1996 approximately 9%, 5% and 4% of the Company's total rent is received from Publix, Winn-Dixie, and Wal-Mart, respectively (the "Three Major Tenants"). In February, 1996, Wal-Mart closed its store located at The Marketplace in Alexander City, Alabama in order to relocate to a new larger store nearby. Wal-Mart will continue to pay rent due under its lease at The Marketplace which expires in October, 2007. During 1995, the Company added a new Winn-Dixie store to The Marketplace. Although the Company considers the financial condition and its relations with the Three Major Tenants to be very solid, a significant downturn in business or the non-renewal of expiring leases of the Three Major Tenants could adversely effect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Part II.  Other Information

Item 1.  Legal Proceedings

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        A Special Meeting of Shareholders was held on Tuesday, September 10, 1996 to vote on Proposal 1 to approve a Stock Purchase Agreement with Security
Capital U. S. Realty and Security Capital Holdings S.A. (together, "U.S. Realty"), to invest a total of up to approximately $132 million in Regency Realty Corporation (the "Company") and Proposal 2 to approve and adopt the Amendment to the Charter to expressly authorize US Realty to acquire up to 45% of the outstanding Common Stock, on a fully diluted basis, to permit individuals who are treated as owning shares of Company capital stock as a result of the ownership of shares by US Realty and its affiliates to own up to 9.8% of the Company's outstanding capital stock and to make certain other modifications to facilitate the Company's continued qualification as a domestically controlled REIT for Federal income tax purposes.

Proposal 1 received 6,856,404 votes FOR, 25,477 AGAINST and 25,483 ABSTAIN. Proposal 2 received 6,863,751 votes FOR, 19,652 AGAINST and 23,961 ABSTAIN. Total votes received 6,907,364.

Item 5. Other Information

Acquisition of Asset

     Regency Realty Corporation (the "Company") acquired 100% fee simple interests in two shopping centers, Sandy Plains Village and Tequesta Shoppes. Sandy Plains Village was acquired on August 9, 1996 for $13,302,000 and Tequesta Shoppes was acquired on October 1, 1996 for $8,398,600. Both acquisitions were funded from the Company's Wells Line. Sandy Plains contains approximately 168,513 SF and Tequesta Shoppes contains approximately 109,766 SF. The combined purchase price represents approximately 8% of the Company's total assets as of December 31,1995.

A)  Pro Forma Financial Information:
    Regency Realty Corporation:

               Pro Forma Condensed Consolidated Balance Sheet
                as of September 30, 1996 (Unaudited).

               Pro Forma Condensed Statements of Operations
                for the Nine Month Period ended September 30, 1996 and the year ended December 31, 1995 (Unaudited).

B)   Statements of Revenue and Certain Expenses

        Sandy Plains Village
                             Independent Auditors' Report
                             Statement of Revenues and Certain Expenses
                               for the year ended December 31, 1995
        Tequesta Shoppes
                             Independent Auditors' Report
                             Statement of Revenues and Certain Expenses
                              for the year ended December 31, 1995

                            REGENCY REALTY CORPORATION

                 Pro Forma Condensed Consolidated Balance Sheet
                             September 30, 1996
                                  (Unaudited)
                                (in thousands)


     The following unaudited pro forma consolidated balance sheet is based upon the historical consolidated balance sheet of the Company as of September 30, 1996 and as if the Company had acquired the Acquisition Properties as of that date. This pro forma consolidated balance sheet should be read in conjunction with the Company's financial statements included in this Form 10-Q, and the pro forma consolidated statement of operations of the Company and notes thereto included elsewhere herein.

     The unaudited pro forma consolidated balance sheet is not necessarily indicative of what the actual financial position of the Company would have been at September 30, 1996, nor does it purport to represent the future financial position of the Company.



                                                               Regency                           Regency
                                                               Realty                             Realty
                                                             Corporation    Acquisition        Corporation
                          Assets                             Historical      Properties         Pro Forma

Real estate rental property, at cost,  less
      accumulated depreciation                             $     319,875           8,399  (a)       328,274
Cash and cash equivalents                                         15,040          (8,399) (b)         6,641
Deferred costs, accounts
      receivable, and other assets                                 9,122         -                    9,122
                                                             ------------   -------------      -------------
                                                           $     344,037               0            344,037
                                                             ============   =============      =============

           Liabilities and Stockholders' Equity
Liabilities:
      Mortgage loans payable                                     101,503         -                  101,503
      Unsecured line of credit                                    71,301         -                   71,301
      Accounts payable and other liabilities                       9,172         -                    9,172
                                                             ------------   -------------      -------------
          Total liabilities                                      181,976               0            181,976
                                                             ------------   -------------      -------------



Convertible operating partnership units                              520         -                      520
                                                             ------------   -------------      -------------

Stockholders' equity:
      Common stock $.01 par value per share                           79         -                       79
      Class B common stock                                            25         -                       25
      Additional paid in capital                                 175,714         -                  175,714
      Distributions in excess of net income                      (11,107)        -                  (11,107)
      Executive officer stock loans                               (3,170)        -                   (3,170)
                                                             ------------   -------------      -------------
          Total stockholders' equity                             161,541               0            161,541
                                                             ------------   -------------      -------------

                                                           $     344,037               0            344,037
                                                             ============   =============      =============


See accompanying notes to unaudited pro forma condensed consolidated balance sheet.

                           REGENCY REALTY CORPORATION

             Notes to Pro Forma Condensed Consolidated Balance Sheet

                                Septeber 30, 1996
                                   (Unaudited)


(a) Represents the aggregate purchase price of Tequesta Shoppes only. Sandy Plains Village was acquired on August 9, 1996 for a purchase price of $13,302 and is included in the historical balance sheet as of September 30, 1996.


(b) The Company borrowed 100% of the purchase price of Tequesta Shoppes on the unsecured line of credit on September 30, 1996, and accordingly, the drawn amount was deposited into the Company's cash account. The Company subsequently acquired Tequesta Shoppes on October 1, 1996.

                            REGENCY REALTY CORPORATION

                   Pro Forma Consolidated Statements of Operations
               For the Nine Month Period ended September 30, 1996
                    and the Year Ended December 31, 1995
                                    Unaudited
                           (in thousands, except per share data)

     The following unaudited pro forma consolidated statements of operations are based upon the historical consolidated statements of operations for the nine months ended September 30, 1996 and the year ended December 31, 1995 and are presented as if the Company had acquired the Acquisition Properties as of these dates. These pro forma consolidated statements of operations should be read in conjunction with the Company's financial statements for the quarter ended September 30, 1996, the pro forma consolidated balance sheet of the Company, and the Statements of Revenue and Certain Expenses of the Acquisition Properties and notes thereto included elsewhere herein.

     The unaudited pro forma consolidated statements of operations are not necessarily indicative of what the actual results of the Company would have been assuming the transactions had been completed as set forth above, nor does it purport to represent the Company's results of operations in future periods.


                                                                      For the Nine Months Ended September 30, 1996
                                                             -------------------------------------------------------
                                                               Regency                                       Regency
                                                               Realty                                       Realty
                                                             Corporation   Acquisition      Pro Forma     Corporation
                                                             Historical     Properties     Adjustments     Pro Forma
                                                                                (a)
Real estate operation revenues:
      Minimum rent                                       $       24,898           1,517               0          26,415
      Percentage rent                                               599               0               0             599
      Recoveries from tenants and other charges                   5,474             391               0           5,865
      Leasing and brokerage                                       2,078               0               0           2,078
      Management fees                                               434               0               0             434
                                                           -------------   -------------   -------------   -------------
          Total real estate operation revenues                   33,483           1,908               0          35,391
                                                           -------------   -------------   -------------   -------------

Real estate operation expenses:
      Depreciation and amortization                               6,108               0             274 (b)       6,382
      Operating and maintenance                                   5,356             368               0           5,724
      General and administrative                                  3,898               0               0           3,898
      Real estate taxes                                           2,972             190               0           3,162
                                                           -------------   -------------   -------------   -------------
          Total real estate operation expenses                   18,334             558             274          19,166
                                                           -------------   -------------   -------------   -------------

Interest expense (income):
      Interest expense                                            7,372               0           1,040 (c)       8,412
      Interest income                                              (479)              0               0            (479)
                                                           -------------   -------------   -------------   -------------
          Net interest expense                                    6,893               0           1,040           7,933
                                                           -------------   -------------   -------------   -------------

          Net income                                              8,256           1,350          (1,314)          8,292

Preferred stock dividends                                            58               0               0              58
                                                           -------------   -------------   -------------   -------------

          Net income for common stockholders              $       8,198           1,350          (1,314)          8,234
                                                           =============   =============   =============   =============

          Net income for common stockholders              $        0.81                                            0.81
                                                           =============                                   =============

          Weighted average common shares outstanding             10,150                                          10,150
                                                           =============                                   =============

See accompanying notes to unaudited pro forma statement of operations.

                           REGENCY REALTY CORPORATION

                                    Unaudited
                      (in thousands, except per share data)




                                                                         For the Year Ended December 31, 1995
                                                              ---------------------------------------------------------
                                                               Regency                                      Regency
                                                               Realty                                       Realty
                                                             Corporation   Acquisition      Pro Forma     Corporation
                                                             Historical     Properties     Adjustments     Pro Forma
                                                                               (a)

Real estate operation revenues:
      Minimum rent                                        $      25,044           2,076               0          27,120
      Percentage rent                                               673               0               0             673
      Recoveries from tenants and other charges                   5,842             532               0           6,374
      Leasing and brokerage                                       1,639               0               0           1,639
      Management fees                                               787               0               0             787
                                                           -------------   -------------   -------------   -------------
          Total real estate operation revenues                   33,985           2,608               0          36,593
                                                           -------------   -------------   -------------   -------------

Real estate operation expenses:
      Depreciation and amortization                               6,436               0             423 (b)       6,859
      Operating and maintenance                                   5,683             465               0           6,148
      General and administrative                                  4,894               0               0           4,894
      Real estate taxes                                           3,001             265               0           3,266
                                                           -------------   -------------   -------------   -------------
          Total real estate operation expenses                   20,014             730             423          21,167
                                                           -------------   -------------   -------------   -------------

Interest expense (income):
      Interest expense                                            8,840               0           1,606 (c)      10,446
      Interest income                                              (454)              0               0            (454)
                                                           -------------   -------------   -------------   -------------
          Net interest expense                                    8,386               0           1,606           9,992
                                                           -------------   -------------   -------------   -------------

          Net income                                              5,585           1,878          (2,029)          5,434

Preferred stock dividends                                           591               0               0             591
                                                           -------------   -------------   -------------   -------------

          Net income for common stockholders              $       4,994           1,878          (2,029)          4,843
                                                           =============   =============   =============   =============

          Net income for common stockholders              $        0.75                                            0.73
                                                           =============                                   =============

          Weighted average common shares outstanding              6,630                                           6,630
                                                           =============                                   =============

See accompanying notes to unaudited pro forma statement of operations.

                               REGENCY REALTY CORPORATION

                   Notes to Pro Forma Consolidated Statements of Operations
                For the Nine Month Period Ended September 30, 1996 and
                       the Year Ended December 31, 1995
                                   Unaudited
                         (in thousands, except per share data)


(a) Reflects revenues and certain expenses of the Acquisition Properties for the periods ended as follows:

                                                                   For the nine months ended September 30, 1996
                                                           -------------------------------------------------------------
                                                                Minimum         Tenant       Operating &         Real
                          Shopping Center                        Rents        Recoveries     Maintenance     Estate Taxes
                          ---------------                        -----        ----------     -----------     ------------

          Sandy Plains Village (note 1)                   $         870              99             153             72
          Tequesta Shoppes                                          647             292             215            118
                                                           -------------   -------------   -------------   -------------
                                                          $       1,517             391             368            190
                                                           =============   =============   =============   =============

          Note 1: Sandy Plains was acquired on August 9, 1996 and accordingly 1996 amounts are for the period from January 1, 1996 thru August 8, 1996.

                                                                       For the year ended December 31, 1995
                                                           -------------------------------------------------------------
                                                               Minimum          Tenant       Operating &         Real
                          Shopping Center                       Rents         Recoveries     Maintenance     Estate Taxes
                          ---------------                       -----         ----------     -----------     ------------

          Sandy Plains Village                            $      1,267             223             215            109
          Tequesta Shoppes                                         809             309             250            156
                                                           -------------   -------------   -------------   -------------
                                                          $      2,076             532             465            265
                                                           =============   =============   =============   =============


(b) Depreciation expense is based upon the costs allocated to the buildings acquired with a useful life equal to forty years.


                                                                       For the year ended December 31, 1995
                                                           -------------------------------------------------------------
                                                             Building                                         Annual
                          Shopping Center                      Cost         Year Built     Useful Life     Depreciation
                          ---------------                      ----         ----------     -----------     ------------

       Sandy Plains Village                             $     10,376        1982                  40             259
       Tequesta Shoppes                                        6,551        1986                  40             164
                                                                                                           -------------
            Annual depreciation expense adjustment                                                   $           423
                                                                                                           =============

            Sandy Springs depreciation expense from January 1, 1996 to August 9,
             1996, the date of acquisition                                                                       151
            Tequesta Shoppes depreciation expense from January 1, 1996 to
             September 30, 1996                                                                                  123
                                                                                                          -------------
                September 30, 1996 depreciation expense adjustment                                   $           274
                                                                                                          =============



     (c) To reflect  interest  expense  on the Wells Line of credit for  amounts borrowed to acquire  Tequesta  Shoppes and Sandy Plains Village in the amount of
$21,701 at an average interest rate of 7.4%.                    Interest
                                                                Expense

          Annual interest expense adjustment            $         1,606
                                                          =============





   Nine months interest expense on Tequesta Shoppes and interest expense on Sandy Plains Village for the period from January 1, 1996 to
   August 9, 1996, the date of acquisition.
                                                        $         1,040
                                                          =============

                          Independent Auditors' Report




The Board of Directors
Regency Realty Corporation:

We have audited the accompanying statement of revenues and certain expenses (defined as being gross income less operating costs and expenses, exclusive of expenses not directly related to the operation of the property) of Sandy Plains Village for the year ended December 31, 1995. This financial statement is the responsibility of management. Our responsibility is to express an opinion on this statement of revenues and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenues and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of revenues and certain expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement of revenues and certain expenses. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenues and certain expenses of Sandy Plains Village was prepared for the purposes of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 8-K of Regency Realty Corporation and excludes material amounts, described in note 1 to the statement of revenues and certain expenses, that would not be comparable to those resulting from the proposed future operations of the property.

In our opinion, the statement of revenues and certain expenses referred to above presents fairly, in all material respects, the revenue and certain expenses (as defined above) of Sandy Plains Village for the year ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   KPMG Peat Marwick LLP
                                                   Certified Public Accountants



Jacksonville, Florida
August 21, 1996

                              SANDY PLAINS VILLAGE

                   Statement of Revenues and Certain Expenses

                          Year ended December 31, 1995





Real estate operation revenues:
    Minimum rent                                               $ 1,262,332
    Percentage rent                                                  4,626
    Recoveries from tena                                           222,684
                                                                 ---------
                                                                 1,489,642
                                                                 ---------
Real estate operation expenses:
    Operating and maintenance                                      157,062
    Management fees                                                 54,627
    Real estate taxes                                              108,666
    General and administrative                                       2,835
                                                                 ---------
                                                                   323,190
                                                                 ---------
        Revenues in excess of certain expenses                 $ 1,166,452
                                                                 =========





















See accompanying notes to statement of revenues and certain expenses.

                              SANDY PLAINS VILLAGE

                Notes to Statement of Revenues and Certain Expenses

                          Year ended December, 31, 1995






1.    Basis of Presentation

      The statement of revenues and certain expenses relates to the operation of a 168,513 square foot shopping center (the "Property") located in Atlanta, Georgia.

      The Property's records are maintained on the cash basis which is used for Federal income tax reporting purposes. Adjustments have been made to present the accompanying financial statement on the accrual basis of accounting in conformity with generally accepted accounting principles.

      Subsequent to December 31, 1995, the Property was acquired by Regency Realty Corporation (RRC) in a transaction accounted for as a purchase. All operations of the Property will be included in the consolidated financial statements of RRC beginning at the acquisition date.

      The accompanying financial statement is not representative of the actual operations for the period presented as certain expenses, which may not be comparable to the expenses expected to be incurred by RRC in the proposed future operation of the Property, have been excluded. RRC is not aware of any material factors relating to the Property that would cause the reported financial information not to be necessarily indicative of future operating results. Costs not directly related to the operation of the Property have been excluded, and consist of interest, depreciation, professional fees, and various other non operating expenses.


2.    Operating Leases

      During 1995, one tenant paid minimum rent that exceeded 10% of the total minimum rent earned by the Property. The tenant, and the minimum rent paid, are as follows:


                      Kroger Supermarkets             $   525,084
                                                        =========

                              SANDY PLAINS VILLAGE

                Notes to Statement of Revenues and Certain Expenses

                          Year ended December, 31, 1995






2.    Operating Leases, continued

      The Property is leased to tenants under operating leases with expiration dates extending to the year 2010. Future minimum rent under noncancelable operating, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume, as of December 31, 1995 are as follows:


                      Year ending December 31,     Amount

                               1996            $ 1,417,657
                               1997              1,467,446
                               1998              1,192,708
                               1999              1,110,105
                               2000                957,307
                                                 =========

                          Independent Auditors' Report




The Board of Directors
Regency Realty Corporation:

We have audited the accompanying statement of revenues and certain expenses (defined as being gross income less operating costs and expenses, exclusive of expenses not directly related to the operation of the property) of The Tequesta Shoppes for the year ended December 31, 1995. This financial statement is the responsibility of management. Our responsibility is to express an opinion on this statement of revenues and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenues and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of revenues and certain expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement of revenues and certain expenses. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenues and certain expenses of The Tequesta Shoppes was prepared for the purposes of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-Q of Regency Realty Corporation and excludes material amounts, described in note 1 to the statement of revenues and certain expenses, that would not be comparable to those resulting from the proposed future operations of the property.

In our opinion, the statement of revenues and certain expenses referred to above presents fairly, in all material respects, the revenue and certain expenses (as defined above) of The Tequesta Shoppes for the year ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   KPMG Peat Marwick LLP
                                                   Certified Public Accountants



Jacksonville, Florida
October 9, 1996

                              THE TEQUESTA SHOPPES

                   Statement of Revenues and Certain Expenses

                          Year ended December 31, 1995





Real estate operation revenues:
    Minimum rent                                                   $   803,220
    Percentage rent                                                      6,392
    Recoveries from tenants                                            308,812
                                                                     ---------
                                                                     1,118,424
                                                                     ---------
Real estate operation expenses:
    Operating and maintenance                                          179,466
    Management fees                                                     63,602
    Real estate taxes                                                  156,108
    General and administrative                                           7,422
                                                                     ---------
                                                                       406,598
                                                                     ---------

        Revenues in excess of certain expenses                     $   711,826
                                                                     =========





















See accompanying notes to statement of revenues and certain expenses.

                              THE TEQUESTA SHOPPES

                  Notes to Statement of Revenues and Certain Expenses

                          Year ended December, 31, 1995






1.    Basis of Presentation

      The statement of revenues and certain expenses relates to the operation of a 109,766 square foot shopping center (the "Property") located in Tequesta, Florida.

      The Property's records are maintained on the modified cash basis which is used for Federal income tax reporting purposes. Adjustments have been made to present the accompanying financial statement on the accrual basis of accounting in conformity with generally accepted accounting principles.

      Subsequent to December 31, 1995, the Property was acquired by Regency Realty Corporation (RRC) in a transaction accounted for as a purchase. All operations of the Property will be included in the consolidated financial statements of RRC beginning at the acquisition date.

      The accompanying financial statement is not representative of the actual operations for the period presented as certain expenses, which may not be comparable to the expenses expected to be incurred by RRC in the proposed future operation of the Property, have been excluded. RRC is not aware of any material factors relating to the Property that would cause the reported financial information not to be necessarily indicative of future operating results. Costs not directly related to the operation of the Property have been excluded, and consist of interest, depreciation, professional fees, and various other non operating expenses.


2.    Operating Leases

      During 1995, two tenants paid minimum rent that exceeded 10% of the total minimum rent earned by the Property. The tenants, and the minimum rent paid, are as follows:


                      Publix Supermarkets             $ 224,842
                      Walgreens                         143,000
                                                      ---------

                                                      $ 367,842
                                                      =========

                              THE TEQUESTA SHOPPES

                 Notes to Statement of Revenues and Certain Expenses

                          Year ended December, 31, 1995






2.    Operating Leases, continued

      The Property is leased to tenants under operating leases with expiration dates extending to the year 2026. Future minimum rent under noncancelable operating leases, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume, as of December 31, 1995 are as follows:


                      Year ending December 31,     Amount

                               1996            $   864,483
                               1997                844,203
                               1998                830,321
                               1999                711,695
                               2000                616,330

                          Independent Auditors' Report

Item  6.       Exhibits and Reports on Form 8-K

(c)     Exhibits:

        3.     Articles of Incorporation

               Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

        4. See exhibit 3 for provisions of the restated Articles of Incorporation of Regency Realty Corporation defining rights of security holders.

        10.    Material Contracts

     (a) Purchase and Sale Agreement dated July 8, 1996, between VF Sandy Plains Associates, L.P., a Georgia limited partnership as ("Seller") and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of Sandy Plains Village.

     (b) Purchase and Sale Agreement dated July 24, 1996 between CIGNA Real Estate Fund S, L.P., a Connecticut limited partnership as ("Seller") and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of University Collection.

     (c) Purchase and Sale Agreement dated August 9, 1996 between Sterling Tequesta/Trails L.P., a Florida limited partnership as ("Seller") and RRC Acquisitions, Inc. a Florida corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of Tequesta Shoppes.

     (d) First Amendment to Credit Agreement dated as of July 18, 1996 by and among Regency Realty Corporation as ("Borrower"), each of the Lenders signatory hereto as ("Lenders"), and Wells Fargo Realty Advisors Funding, Inc., as ("Agent")

     (e) Second Amendment to Credit Agreement dated as of September 16, 1996 by and among Regency Realty Corporation as ("Borrower"), each of the Guarantors signatory hereto as ("Guarantors"), each of the Lenders signatory hereto as ("Lenders), and Wells Fargo Realty Advisors Funding, Inc., individually ("Wells Fargo") and as Agent ("Agent").

     (f)    Form of Employment Agreement entered into with the following:

                      i)     Bruce M. Johnson
                      ii)    Robert C. Gillander, Jr.
                      iii)   James D. Thompson
                      iv)    Richard E. Cook
                      v)     A. Chester Skinner, III
                      vi)    J. Christian Leavitt
                      vii)   Robert L. Miller, Jr.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGENCY REALTY CORPORATION

November 14, 1996                       By:  \s\ J. Christian Leavitt
Date                                    -----------------------------
                                        J. Christian Leavitt,
                                        Vice President and Treasurer