Form 10-K
period 1996-12-31
REGENCY REALTY CORP
filed 1997-03-25
CIK 910606

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC   20549
                                      FORM 10-K

(X)   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                          EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

(  )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                          EXCHANGE ACT OF 1934

               For the transaction period from ________  to  __________

                           Commission File Number 1-12298

                             REGENCY REALTY CORPORATION
               (Exact name of registrant as specified in its charter)

              FLORIDA                                    59-3191743
       (State of other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  identification No.)


       121 West Forsyth Street, Suite 200              (904) 356-7000
       Jacksonville, Florida    32202                    (Registrant's
                                                         telephone No.)
       (Address of principal executive
              offices)  (zip code)

            Securities registered pursuant to Section 12(b) of the Act:

                            Common Stock, $.01 par value
                                  (Title of Class)

                               New York Stock Exchange
                       (Name of exchange on which registered)

           Securities registered pursuant to Section(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $165,638,487 based on the closing price on the New York Stock Exchange for such stock on March 20, 1997. The approximate number of shares of Registrant's Common Stock outstanding was 12,323,183 as of March 21, 1997.

                        Documents Incorporated by References

Portions of the Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                  TABLE OF CONTENTS

                                                                 Form 10-K
Item No.                                                         Report Page

                                       PART I

1.    Business..........................................................1

2.    Properties........................................................4

3.    Legal Proceedings.................................................10

4.    Submission of Matters to a Vote of Security Holders ..............10

                                       PART II

5.    Market for the Registrant's Common Equity and
          Related Shareholder Matters  ............................     10

6.    Selected Consolidated Financial Data ............................12

7.    Management's  Discussion  and  Analysis of  Financial
         Condition  and Results of Operations .........................14

8.    Consolidated Financial Statements and Supplementary Data ..... ..19

9.    Changes in and  Disagreements  with  Accountants  on
         Accounting  and  Financial Disclosure ........................19

                                      PART III

10.   Directors and Executive Officers of the Registrant ..............19

11.   Executive Compensation ..........................................20

12.   Security Ownership of Certain Beneficial Owners and Management ..20

13.   Certain Relationships and Related Transactions ..................20

                                       PART IV

14.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K                                                    20

                                       PART I
Item 1.     Business

      General: The principal business of Regency Realty Corporation (the "Company") is owning, operating and developing grocery anchored neighborhood shopping centers in targeted infill markets in the Southeast. The Company, a Florida corporation organized in 1993, commenced operations as a real estate investment trust in 1993 with the completion of its Initial Public Offering ("IPO"), and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963. Unless the context requires otherwise, all references to the "Company" include (1) its wholly owned real estate properties, an operating partnership and two joint ventures and (2) Regency Realty Group, Inc. (the "Management Company").

      The Company owns and operates 50 commercial real estate properties, 40 of which are anchored by grocery stores. At December 31, 1996, the properties contained 5.5 million square feet ("GLA") and were 95.4% leased. The properties are all located in the Southeast, primarily in Florida (71% of GLA) and Georgia (11% of GLA). At December 31, 1996, approximately 10.2%, 4.6%, 3.3%, and 3% of annualized total rent pertains to leases with Publix, Winn-Dixie, Wal-Mart, and Kroger, respectively. For more specific data and information about the properties owned by the Company see Item 2. Properties, included elsewhere in this Form 10-K. In addition, through the Management Company, the Company performs property management, leasing and client services on a selective basis that generate fees and have the potential for creating synergistic relationships that lead to additional acquisition, development, management and leasing opportunities.

      Operating and Investment Philosophy: The Company's key operating and investment objectives are (1) to generate superior shareholder returns by sustaining above average annual increases in funds from operations and long term growth in free and clear cash flow, (2) to create the largest real estate portfolio of quality grocery anchored neighborhood shopping centers in targeted infill markets in the Southeast, (3) to build the strongest possible capital structure through conservative financial management that will cost effectively provide the capital to fund the Company's growth strategy, and (4) to put in place the people and processes necessary to enable the Company to implement its Retail Operating System, a system which incorporates research based investment strategies and value added leasing and management systems.

      Management believes that the key to successful implementation of its strategies is to continue to exploit the Company's competitive strengths which include, its cohesive and experienced management team, its research capabilities, its strong capital structure, its access to competitively priced capital, its client relationships, its market expertise in targeted markets, its growing critical mass of quality neighborhood shopping centers focused on convenience and daily necessities, and the vibrant targeted submarkets that enjoy a favorable environment for retail sales.

      Since its IPO in 1993, the Company has acquired 27 properties at a cost of $224.7 million. These acquisitions were financed with $114.4 of new equity, and $110.3 million of new debt. The Company's total market capitalization at December 31, 1996 was $529.1 million vs. $172.9 million at the completion of its IPO, an increase of 206%. At December 31, 1996, the Company's debt to total market capitalization was 32.4%. The Company intends to continue its emphasis on acquiring and developing grocery anchored neighborhood shopping centers that are the most significant shopping centers serving a targeted submarket that offer daily necessities and convenience.

      Current Developments: During 1996, the Company acquired 13 grocery anchored shopping centers for approximately $107.1 million, representing 1.4 million square feet (the "1996 Acquisitions"). Total real estate investments, at cost, increased 40.1% from December 31, 1995. The 1996 Acquisitions were located in Florida, Georgia, and North Carolina and included six Publix locations, two Winn-Dixie locations, and two Kroger locations. The Company also acquired a parcel of land for a new Winn-Dixie development and an existing shopping center for redevelopment.

      On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital U.S. Realty and Security Capital Holdings S.A. (collectively, "US Realty"). As part of the Agreement, the Company agreed to sell 7,499,400 shares of common stock to U.S. Realty for $132,176,925. During 1996, the Company sold 3,651,800 shares to US Realty for $64,362,975 and the proceeds were used to reduce the outstanding balance of its acquisition and development line of credit with Wells Fargo Realty Advisors Funding, Incorporated (the "Wells Fargo Line"). Not later than June, 1997, the Company intends to sell the remaining shares committed to US Realty, the proceeds of which will be used to further reduce the balance of its Wells Fargo Line, increasing the capacity for future acquisitions.

      During 1996, the Company entered into discussions with Branch Properties, L.P. ("Branch"), an Atlanta based real estate partnership that operates and develops shopping centers in the Southeast, for purposes of evaluating the potential acquisition of the assets of Branch. On March 7, 1997, the Company acquired the assets of Branch for approximately $190 million. At closing, the Company issued 3,529,598 redeemable partnership units ("Redeemable Units") from Regency Retail Partnership L.P. ("Partnership") in exchange for 100% of the existing partnership units of Branch, and assumed approximately $112 million of debt, net of minority interests. During the next three years, Branch will have the right to earn an additional $23.3 million of Redeemable Units based upon the achievement of increased income levels. At closing the Company acquired from Branch 18 shopping centers comprising 1.9 million square feet; 8 shopping centers containing 700,000 square feet that are currently under development or redevelopment, and management contracts on over 4 million square feet owned by third parties. Including the completion of the development and redevelopment properties, the three largest anchor tenants in these properties are Publix, Kroger, and Harris Teeter. Also at closing, the Company reduced Branch's debt by approximately $25.7 million from a $26 million sale of common stock to US Realty which funded concurrent with the acquisition.

      In December,1996 the Company negotiated an increase in the commitment amount of the Wells Fargo Line to $90 million. The Company increased the Wells Fargo Line commitment amount to $150 million during the first quarter of 1997. The unused balance of the Wells Fargo Line will be used to continue to acquire and develop neighborhood shopping centers in the Southeast. In addition to acquiring single neighborhood shopping centers from individual sellers, the Company also expects to continue to engage in discussions with public and private real estate entities regarding possible portfolio acquisitions or business combinations.

      Matters Relating to the Real Estate Business: The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its anchor tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting the entire shopping center because of the loss of the departed anchor tenant's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) the Company's inability to satisfy its cash requirements for operations and the possibility that the Company may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT, (6) potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act, and (7) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

      Compliance with Governmental Regulations: The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations particularly as they pertain to dry cleaning plants. Although potential liability could exist for unknown or future environmental matters, the Company believes that dry cleaning tenants are operating in accordance with current laws and regulations and has established procedures to monitor these operations. For additional information, see Management's Discussion and Analysis included elsewhere in this Form 10-K.

      Competition: There are numerous shopping center developers, real estate companies and other owners of real estate that operate in the Southeast that compete with the Company in seeking retail tenants to occupy vacant space, for the acquisition of shopping centers, and for the development of new shopping centers.

      Changes in Policies: The Company's Board of Directors determines the Company's policies with respect to certain activities, including its debt capitalization, growth, distributions, REIT status, and investment and operating policies. The Board of Directors has no present intention to amend or revise these policies. However, the Board of Directors may do so at any time without a vote of the Company's stockholders.

      Employees: The Company presently has four management and leasing offices in Florida and one office in Atlanta, Georgia. As of March 20, 1997, the Company had approximately 160 employees and believes that relations with its employees are good.

Item 2. Properties

      The Company owns and operates 46 neighborhood shopping centers and 4 suburban office complexes in the Southeast. The properties consist of approximately 5.5 million square feet of Company owned gross leasable area
(GLA). At December 31, 1996, the locations of properties by GLA were as follows:

                  Company   Percent     Anchor               Percent    Number
                   Owned      of        Owned       Total      of        of
                    GLA     Total        GLA         GLA     Total   Properties


Florida         3,958,423     71.8%     297,481   4,255,904     72.0%       34
Georgia           592,351     10.7%           -     592,351     10.0%        6
Alabama           516,080      9.4%      42,848     558,928      9.5%        5
North
 Carolina         260,094      4.7%           -     260,094      4.4%        3
Mississippi       185,061      3.4%      54,962     240,023      4.1%        2
                ---------    ------    --------   ---------    ------       --
     Total      5,512,009    100.0%     395,291   5,907,300    100.0%       50
                =========    ======    ========   =========    ======       ==


      The Company's neighborhood shopping centers generally have one or more anchor tenants, the majority of which are anchored by Publix (17), Winn-Dixie
(9), Wal-Mart (7) or Kroger (3), with 37 of the center's having two or more anchor tenants. The average size of the properties is 118,146 sf. Six of the shopping centers are anchored by four grocery stores and two Wal-Mart stores, where the store operator owns its own building. To the extent that the shopping centers are anchored by store space which the Company does not own, the Company can capitalize on the customer drawing power and other advantages provided by these anchor tenants while not bearing the leasing and operating risks associated with leasing space to such a tenant. In most instances, these stores reimburse the Company for their share of common area maintenance expenses.

           The following table sets forth, as of December 31, 1996, information as to retail tenants which individually account for 1.0% or more of total rent:



                                      Percent of
                            Company      Total                Percent of
                Leased        GLA       Company      Total       Total
Tenant          Stores     (Sq. Ft.)      GLA       Rent (1)    Rent (2)
------          ------     ---------      ---      --------    --------

Publix             17      723,636       13.1%   $ 5,372,770      10.2%
Winn Dixie          9      364,393        6.6%     2,432,073       4.6%
Wal-Mart            5      393,487        7.1%     1,765,280       3.3%
Kroger              3      165,435        3.0%     1,566,150       3.0%
Walgreens           9      116,640        2.1%     1,469,878       2.8%
AMC Theater         1       72,616        1.3%     1,003,651       1.9%
K-Mart              2      168,306        3.1%       987,130       1.9%
Eckerd             10      101,095        1.8%       887,746       1.7%
Luria's             3       69,855        1.3%       592,686       1.1%
Waccamaw            1       87,752        1.6%       538,633       1.0%
Jo-Ann
 Fabrics            4       52,230         .9%       527,396       1.0%
                   --      -------        ----     ---------      -----

    Total          64    2,315,445       41.9%   $17,143,393      32.5%
                   ==    =========       =====   ===========      =====


     -----------------------
     1)  Total  rent  includes  annualized  base  rent,   percentage  rent,  and
reimbursements for common area maintenance, real estate taxes, and insurance.
     2) Based on annualized total rent on all properties owned at December 31,1996.

      The Company's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of ten years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The Company's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered. At December 31, 1996, 42% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 42% of the Company's leases expire beyond ten years.

     The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:


                            Percent of    Future
                               Total     Minimum      Percent
   Lease                     Company   Rent Under       of
 Expiration     Expiring      Square    Expiring       Total
    Year          GLA        Footage      Leases     Rent (1)
 ----------     --------    ---------- ----------    --------

    1997         437,545        7.9%   4,966,284       10.7%
    1998         616,350       11.2%   6,435,218       13.8%
    1999         442,226        8.0%   5,379,912       11.6%
    2000         261,023        4.7%   3,334,962        7.2%
    2001         334,874        6.1%   3,877,709        8.3%
    2002         314,026        5.7%   2,303,083        5.0%
    2003         216,386        3.9%   1,565,877        3.4%
    2004         133,002        2.4%   1,242,960        2.7%
    2005         174,354        3.2%   1,705,906        3.7%
    2006         208,155        3.8%   1,562,226        3.4%
    2007          40,298        0.7%     512,591        1.1%



            ------------------
            (1)Total rent includes  current minimum rent and future  contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

Corporate Headquarters: The Company leases 24,263 square feet in a 10 story office building located at 121 West Forsyth Street in Jacksonville, Florida, which serves as the Company's headquarters. The lease, which expires on October 31, 1999, provides that the Company will pay annual base rent of approximately $286,000. The Company provides property management services to the building's owner, who is unaffi iated with the Company.

Item 2.


The following table describes the Company's properties owned at December 31, 1996:

                                                                                                        Company
                                                                                                         Owned
                                                                                                         Gross
                                                      Year           Year                Land           Leasable         Percent
Property                                            Acquired      Constructed (r)        Area             Area           Leased
========                                            ========      ===========            ====           ========         =======

Florida:
     Jacksonville / North Florida:
          Bolton Plaza                               1994              1995             15.1             172,938          98.4%
          Courtyard                                  1987              1987             17.0              67,794          95.5%
          Old St. Augustine Plaza                    1996              1990             23.9             170,220          97.5%
          The Quadrant (o)                           1984              1985             17.8             188,502          96.5%
          Westland One (o)                           1988              1988              3.6              36,304          89.9%
          Palm Harbor                                1996              1991             24.0             168,448          99.6%
          Anastasia Plaza                            1993              1988             11.4             102,342          95.5%
          Millhopper                                 1993              1974             11.0              84,444          99.4%
          Newberry Square                            1994              1986             16.0             181,006          98.0%
          Carriage Gate                              1994              1978              8.7              76,833          93.2%
          Village Commons (j)                        1988              1988             23.8             105,827          91.3%
     Miami / Ft. Lauderdale:
          Aventura                                   1994              1974              8.6             102,876          81.1%
          North Miami                                1993              1988              4.0              42,500         100.0%
          Fairway Executive Center (o)               1985              1985              2.0              33,135          83.8%
          University Market Place                    1990              1990             13.0             124,101          93.1%
          Welleby                                    1996              1982             12.0             109,949          92.3%
          Berkshire Commons                          1994              1992             12.5             106,434          98.8%
     Palm Beach / Treasure Coast:
          Wellington Market Place                    1995              1990             18.7             178,555          94.4%
          Wellington Town Square                     1996              1982             11.3             105,150          94.4%
          Tequesta Shoppes                           1996              1986             12.5             109,766          97.0%
          Chasewood Plaza                            1992              1986             17.3             183,844          95.0%
          Martin Downs Shoppes                       1992              1988              6.4              48,932          67.4%
          Martin Downs Town Center                   1996              1996              7.6              64,546         100.0%
          Martin Downs Village Center                1992              1985             20.1             121,998          93.4%
          Ocean Breeze                               1992              1985             11.7             111,551          94.6%
          Ocean East (d)(j)                          1996              1996             11.3             104,772          93.3%
     Tampa Bay Area:
          Peachland Promenade                        1995              1991             14.5              82,082          96.9%
          Market Place                               1995              1983              9.3              90,296          98.1%
          Paragon Cable Building (o)                 1993              1993              3.2              40,298         100.0%
          Regency Square at Brandon                  1986              1986             52.6             341,751          93.8%

          Seven Springs                              1994              1986             19.5             162,580          97.0%
          Terrace Walk                               1990              1990              4.4              50,926          88.0%
          University Collections                     1996              1984             11.3             106,627          97.6%
          Village Center                             1995              1993             17.0             181,096          97.4%
                                                                                       -----           ---------          -----
                                                                                       473.1           3,958,423          95.0%
                                                                                       =====           =========          =====


(a) Tenant owns its own pad and building
(d) Development or redevelopment property
(r) or last renovation or major addition
(o) suburban office building
(j) ownership is less than 100%

Property                                               Major Tenants and Lease Expiration (Mo/Yr)
========                                               ==========================================

Florida:
     Jacksonville / North Florida:
          Bolton Plaza                                Wal-Mart (6/08), Blockbuster (6/98)
          Courtyard                                   Albertsons (a)
          Old St. Augustine Plaza                     Publix (10/10), Eckerd Drugs(10/10), Waccamaw (3/02)
          The Quadrant (o)                            RS&H (10/98), Total System Service (10/00), GTE (8/99), Xerox (10/97)
          Westland One (o)                            Logistics Services (1/99)
          Palm Harbor                                 Publix (3/11), Eckerd Drugs (12/98), Bealls (4/07), Blockbuster (12/01)
          Anastasia Plaza                             Publix (2/08)
          Millhopper                                  Publix (4/03), Eckerd Drugs (3/98), Clothworld (3/98)
          Newberry Square                             Publix (11/06), Kmart (10/11), Jo-Ann Fabrics (1/02)
          Carriage Gate                               TJ Maxx (11/98)
          Village Commons (j)                         Wal-Mart (a) , Stein Mart (8/98), Ben Franklin (5/06), Shoe Station (5/02)
     Miami / Ft. Lauderdale:
          Aventura                                    Publix (11/98), Eckerd Drugs (9/97)
          North Miami                                 Publix (10/03), Eckerd Drugs (8/99)
          Fairway Executive Center (o)                Tarmac of Florida (5/01)
          University Market Place                     Albertsons (a), PetsMart (1/4), Linen Supermarket (2/04)
          Welleby                                     Publix (4/15), Walgreens (8/02)
          Berkshire Commons                           Publix (10/11), Walgreens (8/11)
     Palm Beach / Treasure Coast:
          Wellington Market Place                     Winn-Dixie (9/09), Walgreens (8/09), United Artists (3/10)
          Wellington Town Square                      Publix (9/02), Eckerd Drug (10/02)
          Tequesta Shoppes                            Publix (9/06), Walgreens (10/01)
          Chasewood Plaza                             Publix (2/06), Walgreen's (3/01), Ben Franklin (2/01)
          Martin Downs Shoppes                        1st Bank of Indiantown (1/97)
          Martin Downs Town Center                    Publix (11/16)
          Martin Downs Village Center                 Coastal Care (9/12), Walgreens (7/00)
          Ocean Breeze                                Publix (11/03), Walgreens (11/03), Coastal Care (6/06)
          Ocean East (d)(j)                           Stuart Fine Foods (12/10), Coastal Care (11/16)
     Tampa Bay Area:
          Peachland Promenade                         Publix (1/12), Ace Hardware (2/99)
          Market Place                                Publix (7/03), Eckerd Drugs (4/03)
          Paragon Cable Building (o)                  Paragon Cable (8/07)
          Regency Square at Brandon                   Marshalls (1/02), Jo-Ann Fabrics (11/02), AMC Theaters (11/15)
                                                      Staples (1/00), Michaels (11/03), TJ Maxx (9/99), S&K Menswear (1/01)
          Seven Springs                               Winn-Dixie (5/07), Kmart (11/10)
          Terrace Walk                                -
          University Collections                      Kash N Karry (a), Eckerd Drug (9/04), Jo-Ann Fabrics (8/05)
          Village Center                              Publix (6/07), Walgreens (6/07), Stein Mart (7/08)


(a) Tenant owns its own pad and building
(d) Development or redevelopment property
(r) or last renovation or major addition
(o) suburban office building
(j) ownership is less than 100%




                                                                                                        Company
                                                                                                         Owned
                                                                                                          Gross
                                                      Year              Year             Land           Leasable         Percent
Property                                            Acquired        Constructed (r)      Area             Area           Leased
========                                            ========        ===============      ====           ========         =======


Georgia:
     Atlanta:
          Orchard Square                             1995              1987             14.8              85,940          91.2%
          Cambridge Square                           1996              1979              9.5              68,725          91.4%
          Russell Ridge                              1994              1994             16.5              98,556         100.0%
          Sandy Plains Village                       1996              1992             19.0             168,513          80.6%
     Other Markets:
          LaGrange Marketplace                       1993              1989              8.2              76,327          93.7%
          Parkway Station                            1996              1983             10.5              94,290          94.3%
                                                                                        ----             -------          -----
                                                                                        78.5             592,351          90.5%
                                                                                        ====             =======          =====
Alabama:
     Birmingham:
          Village In Trussville                      1993              1987              8.0              69,300          97.8%
          West County Marketplace                    1993              1987             14.0             129,155         100.0%
     Other Markets:
          Bonner's Point                             1993              1985             11.9              87,280         100.0%
          Country Club                               1993              1991              5.5              67,622         100.0%
          The Marketplace                            1993              1995             13.0             162,723         100.0%
                                                                                        ----             -------         ------
                                                                                        52.4             516,080          99.7%
                                                                                        ====             =======         ======
North Carolina:
     Charlotte:
          City View                                  1996              1993             14.5              77,550          98.5%
          Union Square                               1996              1989             18.8              97,191          98.8%

     Raleigh / Durham:
          Woodcroft                                  1996              1984             11.8              85,353          98.6%
                                                                                        ----             -------          -----
                                                                                        45.1             260,094          98.6%
                                                                                        ====             =======          =====
Mississippi:
          Columbia Marketplace                       1993              1988             21.7             136,002         100.0%
          Lucedale Marketplace                       1993              1989              6.1              49,059         100.0%
                                                                                        ----             -------         ------
                                                                                        27.8             185,061         100.0%
                                                                                        ====             =======         ======

Total Properties:                                                                      676.9           5,512,009          95.4%
                                                                                       =====           =========          =====


(a) Tenant owns its own pad and building
(d) Development or redevelopment property
(r) or last renovation or major addition
(o) suburban office building
(j) ownership is less than 100%




Property                                              Major Tenants and Lease Expiration (Mo/Yr)
========                                              ==========================================

Georgia:
     Atlanta:
          Orchard Square                              A&P (1/08), Big B Drugs (1/08)
          Cambridge Square                            Winn-Dixie (5/01), Big B Drugs (9/01)
          Russell Ridge                               Kroger (9/14), Blockbuster (7/00)
          Sandy Plains Village                        Kroger (8/10), Revco (10/97), Blockbuster (2/01), Ace Hardware (1/98)
     Other Markets:
          LaGrange Marketplace                        Winn-Dixie (6/09), Eckerd Drugs (1/10)
          Parkway Station                             Kroger (2/07)


Alabama:
     Birmingham:
          Village In Trussville                       Bruno's (10/12), Big B Drugs (2/03), Movie Gallery (12/97)
          West County Marketplace                     Food World (a), Wal-Mart (2/08), Eckerd Drugs (2/11)
     Other Markets:
          Bonner's Point                              Winn-Dixie (1/06), Wal-Mart (10/05)
          Country Club                                Winn-Dixie (5/11), Harco Drugs (4/06)
          The Marketplace                             Winn-Dixie (2/15), Beall's (1/04)


North Carolina:
     Charlotte:
          City View                                   Winn-Dixie (6/13), Revco (5/08)
          Union Square                                Harris Teeter (10/15), Revco (6/04)
                                                      Consolidated Theatres (5/06), Blockbuster (9/99)
     Raleigh / Durham:
          Woodcroft                                   Food Lion (11/04), Kerr Drugs (11/04)


Mississippi:
          Columbia Marketplace                        Winn-Dixie (9/12), Wal-Mart (2/08)
          Lucedale Marketplace                        Delchamps (8/09), Wal-Mart (a)


Total Properties:


(a) Tenant owns its own pad and building
(d) Development or redevelopment property
(r) or last renovation or major addition
(o) suburban office building
(j) ownership is less than 100%

Item 3.    Legal Proceedings

      The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business such as "slip and fall" litigation which is expected to be covered by insurance. In the opinion of management of the Company, such litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

     None


                                       PART Il

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters

    Prior to the Company's IPO there was no public market for the Company's common stock. In connection with its IPO, 5,620,779 shares were sold for cash at the initial offering price of $19.25 per share. The common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "REG" on October 29, 1993. There have been no additional public stock offerings since the IPO; however, there have been several private equity transactions since 1994. The high and low sales prices for the common stock on the NYSE during each quarter for the period January 1, 1995 to December 31, 1996 were as follows:

                                  1996                         1995
                        ------------------------     -------------------------
                                           Cash                         Cash
                         High      Low   Dividends    High      Low   Dividends
                         Price    Price  Declared     Price    Price  Declared

      March 31       $  17.500   15.875     .405     17.125   15.250     .395
      June 30           21.125   16.500     .405     18.375   15.750     .395
      September 30      22.375   19.250     .405     18.125   16.375     .395
      December 31       26.250   21.125     .405     17.500   16.375     .395


      The approximate number of holders of record of the common stock was 3,000 as of March 20, 1997.

       On March 7, 1997, the Company acquired Branch Properties, L.P. ("Branch"), an Atlanta based real estate partnership that owns, operates, and develops shopping centers in the Southeast, for approximately $190 million. At closing, the Company issued 3,373,801 redeemable partnership units ("Redeemable Units") from Regency Retail Partnership, L.P. ("Partnership") and 155,797 shares of common stock in exchange for 100% of the existing partnership units of Branch, and assumed approximately $112 million of debt excluding the minority interest amount. During the next three years, Branch will have the right to earn an additional $23.3 million of Redeemable Units based upon the achievement of increased income levels. Subject to shareholder approval to be held at the Company's 1997 Annual Meeting, the Redeemable Units will be redeemable for Regency common stock.

      On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with US Realty. Under the Agreement, the Company has agreed to sell 7,499,400 shares of common stock to US Realty at a price of $17.625 per share representing total maximum proceeds of $132,176,925. During 1996, the Company sold 3,651,800 shares to US Realty for $64,362,975 and the proceeds were used to pay down the Wells Fargo Line. The Company sold 1,475,178 shares to US Realty on March 3, 1997 and the proceeds of $26 million were primarily used to reduce debt assumed as part of the Branch transaction. Not later than June, 1997, the Company intends to sell the remaining shares committed to US Realty, the proceeds of which will be used to further reduce its outstanding debt. As part of the Agreement, US Realty also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company including common stock and Redeemable Units issued as part of the Branch transaction.

      In connection with the acquisition of five shopping centers during 1995, the Company completed a $50 million private placement (the "Private Placement") with LaSalle Advisors Limited Partnership (the "Investor") on December 20, 1995 by issuing 2,500,000 shares of non-voting Class B common stock at $20 per share. The Company initially issued $18,250,000 of Series B preferred stock to the Investor on October 26, 1995 to fund an October purchase of one of the shopping centers; however, these shares were subsequently converted into Class B common. The Class B common shares are convertible into 2,975,468 shares of common stock beginning on the third anniversary of the issuance date subject to limitations that the holder may not beneficially own more than 4.9% of the Company's outstanding common stock except in certain circumstances.

     In connection with the purchase of a shopping center on June 29, 1994, the Company issued 7,665 shares of Series A nonvoting preferred stock at a liquidation value of $1,000 per share. In 1996, the holder converted all of the remaining preferred stock outstanding into 94,282 shares of common stock. In 1995 and 1994, the preferred stock was converted into 222,465 and 111,411 shares of common stock, respectively.

      Future dividends paid by the Company on common and Class B common stock will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, limitations imposed by the financial covenants of the Company's outstanding debt, and such other factors as the Board of Directors deem relevant.

Item 6. Selected Consolidated Financial Data (in thousands, except per share data)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1996, for the Company and the commercial real estate business of The Regency Group, Inc. ("TRG" or "Regency Properties"), the predecessor of the Company. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. The historical Selected Financial Data for Regency Realty Corporation for the three year period ended December 31, 1996 and for the period from July 9, 1993 to December 31, 1993, have been derived from the audited financial statements. The historical Selected Financial Data for the Regency Properties as of November 5, 1993 and the year ended December 31, 1992 have been derived from audited financial statements.

                                                    Regency Realty Corporation            Regency Properties (1)
                                            ------------------------------------------  ----------------------------
                                                                          Period Ended   Period Ended   Year Ended
                                                Year Ended December 31,   December 31,    November 5,   December 31,
                                              ----------------------------------------
                                            1996       1995       1994      1993            1993          1992
                                            ---        ----       ----      ----            ----          ----
Operating Data:
Revenues:
  Rental revenues                        $43,433     $31,555    $25,673      $3,094        $7,375        $8,436
  Management,  leasing and
     brokerage fees                        3,444       2,426      2,332         572         2,247         2,589
  Equity in income of real estate
     partnership investments                  70           4         17           3            18            11
                                        ---------   --------   --------    --------     ---------     ---------
       Total revenues                     46,948      33,985     28,022       3,669         9,640        11,036
                                        ---------   --------   --------    --------     ---------     ---------
Operating expenses:
  Operating, maintenance and real
     estate taxes                         12,065       8,684      7,140         862         3,365         3,659
  General and administrative               6,048       4,894      4,531         736         2,835         3,633
  Depreciation and amortization            8,758       6,436      5,266         679         1,564         1,643
                                        ---------   --------   --------    --------     ---------     ---------
      Total operating expenses            26,872      20,014     16,937       2,277         7,764         8,935
                                        ---------   --------   --------    --------     ---------     ---------
Equity in loss of unconsolidated
  partnership                                  -           -          -           -          (111)            -
Minority interest in operating
  (income) loss                                -           -          -           -           126           (77)
Other non-recurring income, net                -           -          -           -         3,291             -
Interest expense, net of income           10,111       8,386      5,701         496         3,937         4,701
                                        ---------   --------   --------    --------     ---------     ---------
  Net income (loss)                       $9,965      $5,585     $5,384        $895        $1,245       ($2,677)
  Preferred stock dividends                   58         591        283           -             -             -
                                        ---------   --------   --------    --------     ---------     ---------
  Net income (loss) for common
    stockholders                          $9,907      $4,994     $5,101        $895        $1,245       ($2,677)
                                        =========   ========   ========    ========     =========      =========
  Net income per common share              $0.96       $0.75      $0.80       $0.14           n/a           n/a
                                        =========   ========   ========    ========     =========      =========

Other Data:
Weighted average common shares
  outstanding (2)                         10,341       6,630      6,339       6,333          n/a            n/a
Common shares outstanding (2)             13,619       9,704      6,455       6,333          n/a            n/a
Company owned gross leasable area
  (at end of period)                       5,512       3,981      3,182       2,337        1,145          1,145
Number of properties (at end of period)       50          36         30          23            8              8

Balance Sheet Data:
Real estate, net of accumulated
  depreciation                          $367,190    $260,415   $204,421    $145,123                     $55,921
Total assets                             386,524     271,005    214,082     153,653                      60,636
Total debt                               171,607     115,617    107,998      53,521                      61,049
Stockholders' equity                     206,726     147,007    101,760      97,416                     (11,143)


Item 6. Selected Consolidated Financial Data (in thousands, except per share data) -continued-



-----------------

(1) Such Combined Financial Statements have been prepared to reflect the historical combined operations of the Regency Properties associated with the ownership of the properties and the management, leasing, acquisition, development and brokerage business acquired by the Company from TRG on November 5, 1993 in connection with the Company's Initial Public Offering ("IPO") completed November 5, 1993.

(2) 1996 includes 28,848 Partnership Operating Units issued on February 28, 1996, convertible on a one for one basis into shares of common stock after the first anniversary date of the issuance date. 1996 and 1995 include 2,975,468 common shares, or the weighted average impact thereof, that the Class B common stock, issued December 20, 1995, will be convertible into after three years from the issuance date, subject to certain limitations.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated   Financial   Statements   and  Notes  thereto  of  Regency  Realty
Corporation (the "Company") appearing elsewhere in this Form 10-K.

Business

       The Company's principal business is operating and developing grocery anchored neighborhood shopping centers in targeted infill markets in the Southeast. At December 31, 1996 the Company owned 50 properties or approximately
5.5 million square feet(GLA); 71% of the GLA of the properties are located in Florida, and 40 are grocery anchored. The Company's four largest tenants in order by number of leased store locations are Publix Supermarkets (17), Winn-Dixie Stores (9), Wal-Mart (5), and The Kroger Co. (3).

Acquisition and Development

       During 1996, the Company acquired 13 shopping centers (the "1996 Acquisitions") for $107 million (including certain budgeted capital improvements designed to improve the performance of the acquired property) for a total of 1,417,259 square feet. The Company also acquired a parcel of land to begin development of a Winn-Dixie shopping center, and entered into a joint venture to redevelop an existing shopping center. Total estimated cost at completion of these development projects is $15.2 million and both are expected to be completed during the first quarter of 1998.

       During 1995, the Company acquired five shopping centers and completed the development or expansion of four shopping centers for a total cost of $62 million (the "1995 Acquisitions").

       On March 7, 1997, the Company acquired Branch Properties, L.P. ("Branch"), an Atlanta based real estate partnership that owns, operates, and develops shopping centers in the Southeast, for approximately $190 million. At closing, the Company issued 3,373,801 redeemable partnership units ("Redeemable Units") from Regency Retail Partnership, L.P. ("Partnership") and 155,797 shares of common stock in exchange for 100% of the existing partnership units of Branch, and assumed approximately $112 million of debt excluding the minority interest amount. During the next three years, Branch will have the right to earn an additional $23.3 million of Redeemable Units based upon the achievement of increased income levels. At closing the Company acquired from Branch 18 shopping centers comprising 1.9 million square feet; 8 shopping centers containing 700,000 square feet that are currently under development or redevelopment, and management contracts on over 4 million square feet owned by third parties. Including the completion of the development and redevelopment properties, the three largest tenants in these properties are Publix, Kroger, and Harris Teeter. After the closing, the Company's five largest tenants in order by number of leased store locations are Publix (24), Winn-Dixie (9), Kroger (5) Wal-Mart (5), and Harris Teeter (3). Also at closing, the Company reduced the assumed debt by approximately $25.7 million funded from a $26 million sale of common stock to Security Capital U.S. Realty ("US Realty") further discussed below.

Liquidity and Capital Resources

      The Company's total indebtedness at December 31, 1996 and 1995 was $172 million and $116 million, respectively, of which $94 million and $91 million had fixed interest rates averaging 7.6% and 7.5%, respectively. The weighted average interest rate on total debt at December 31, 1996 and 1995 was 7.5% and 7.7%, respectively. Based upon the Company's total market capitalization (total debt and the market value of equity) at December 31, 1996 of $529 million (closing common stock price of $26.25 per share and total common stock and equivalents outstanding of 13,619,221), the Company's debt to total market capitalization ratio was 32.4% vs. 40.6% at December 31, 1996 and 1995, respectively.

      During 1996, the Company negotiated an unsecured $90 million revolving line of credit with Wells Fargo Realty Advisors Funding, Incorporated ("Wells Fargo Line") with an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.625%. The proceeds were used to pay off the balance of the secured line of credit and fund the 1996 Acquisitions. The balance of the Wells Fargo Line at December 31, 1996, was $74 million. The unused available commitment on the Wells Fargo Line will be used to finance future acquisition and development activity. The Company increased the Wells Fargo Line commitment amount to $150 million during the first quarter of 1997, and reduced the variable interest rate to LIBOR plus 1.50%.

      On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with US Realty. Under the Agreement, the Company has agreed to sell 7,499,400 shares of common stock to US Realty at a price of $17.625 per share representing total maximum proceeds of $132,176,925. During 1996, the Company sold 3,651,800 shares to US Realty for $64,362,975 and the proceeds were used to pay down the Wells Fargo Line. The Company sold 1,475,178 shares to US Realty on March 3, 1997 and the proceeds of $26 million were primarily used to reduce debt assumed as part of the Branch transaction. Not later than June, 1997, the Company intends to sell the remaining shares committed to US Realty, the proceeds of which will be used to further reduce its outstanding debt. As part of the Agreement, US Realty also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company including common stock and Redeemable Units issued as part of the Branch transaction.

      The Company funded the 1995 Acquisitions from borrowings on the Line and the proceeds from a $50 million private placement (the "Private Placement"). The Private Placement was completed on December 20, 1995 by issuing 2,500,000 shares of non-voting Class B common stock to a single investor. The Class B common shares are convertible into 2,975,468 shares of common stock beginning on the third anniversary of the issuance date subject to limitations that the holder may not beneficially own more than 4.9% of the Company's outstanding common stock except in certain circumstances.

      The Company's principal demands for liquidity are dividends to stockholders, the operation, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid common and preferred dividends of $16.2 million and $10.8 million to its stockholders during 1996 and 1995, respectively. The percentage of funds from operations paid out in common dividends, or "dividend payout ratio", was 80.7% and 85.2% at December 31, 1996 and 1995, respectively. In January 1997, the Company increased its quarterly common dividend to $.42 per share or $1.68 annually. Total dividends expected to be paid by the Company during 1997 will increase substantially over 1996 due to the common stock dividend increase, and the Agreement with US Realty; however, the Company expects the dividend payout ratio to remain below 85%.

      During 1996 and 1995, the Company's net cash used in investing activities was $109.8 million and $61.5 million, respectively, related primarily to real estate acquisitions, construction and building improvements. The Company invested approximately $2.9 million and $2.0 million for improvements to its properties at December 31, 1996 and 1995, respectively. The Company anticipates that cash provided by operating activities, unused amounts under the Wells Fargo Line, and cash reserves are adequate to meet liquidity requirements. At December 31, 1996, the Company had cash balances of $8.3 million of which $1.8 million was restricted.

      The Company has made an election to be taxed, and is operating so as to qualify, as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, and accordingly has paid no Federal income tax subsequent to its Initial Public Offering in 1993. While the Company intends to continue to pay dividends to its stockholders, the Company will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

      The Company's real estate portfolio has grown substantially during 1996 and 1995 as a result of the acquisitions and developments discussed above. In addition to the Branch acquisition, during 1997, the Company expects to exceed the 1996 level of growth and intends to meet the related capital requirements, principally for the acquisition or development of new properties, from borrowings on the Wells Fargo Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

      Comparison of 1996 to 1995

      Revenues increased $13.0 million or 38% to $46.9 million in 1996 due to the 1996 Acquisitions providing $3.7 million in revenues in 1996 (partial year ownership), and the 1995 Acquisitions providing $9.5 million in 1996 vs. $2.3 million in 1995 (partial year ownership). At December 31, 1996, the real estate portfolio contained approximately 5.5 million sf, was 95.4% leased and had average rents of $8.73 per sf. Minimum rent increased $9.7 million or 39%, and recoveries from tenants increased $1.9 million or 32%. On a same property basis (excluding the 1996 and 1995 Acquisitions) revenues increased $2.0 million or 6.3%, primarily due to higher occupancy levels, and an increase in average rents. At December 31, 1996, the real estate portfolio on a same property basis was 96.2% leased vs. 95.7% leased at December 31, 1995. Same property average rents grew to $8.13 at December 31, 1996 from $8.08 at December 31, 1995. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $3.4 million in 1996 compared to $2.4 million in 1995, the increase due primarily to higher build to suit development activity.

      Operating expenses increased $6.9 million or 34% to $26.9 million in 1996. Combined operating and maintenance expense and real estate taxes increased $3.4 million or 39% during 1996 to $12.1 million due to the 1996 Acquisitions generating $1.0 million in operating expenses in 1996 (partial year ownership) and the 1995 Acquisitions producing $2.6 million in operating expenses in 1996 vs. $.5 million in 1995 (partial year ownership). General and administrative expense increased 24% during 1996 to $6.0 million due to hiring new employees during 1996 as part of the development of a "retail operating system" that will ensure that the Company has the resources necessary to acquire and manage properties in the future. Depreciation and amortization was 36% higher than 1995 due to the 1996 and 1995 Acquisitions.

      Net interest expense increased to $10.1 million in 1996 from $8.4 million in 1995 or 21% due primarily to increased average outstanding loan balances. Outstanding debt at December 31, 1996 was $172 million vs. $116 million in 1995. Weighted average interest rates were 7.5% in 1996 vs. 7.7% in 1995. Preferred stock dividends declined as a result of the full conversion of the remaining Series A preferred stock into common stock during 1996. Net income for common stockholders was $9.9 million or $.96 per share in 1996 vs. $5.0 million or $.75 per share in 1995.

      Comparison of 1995 to 1994

      Revenues increased $6.0 million or 21% to $34.0 million in 1995 due to the 1995 Acquisitions providing $2.3 million in revenues in 1995 (partial year ownership), and the 1994 Acquisitions providing $7.6 million in 1995 vs. $5.0 million in 1994 (partial year ownership). At December 31, 1995, the real estate portfolio contained approximately 4 million sf, was 96.2% leased and had average rents of $8.54 per sf. Minimum rent increased $4.3 million or 21%, and recoveries from tenants increased $1.4 million or 33%. On a same property basis (excluding the 1995 and 1994 Acquisitions) revenues increased $1.1 million or 4.8%, primarily due to higher occupancy levels, and an increase in average rents. At December 31, 1995, the real estate portfolio on a same property basis was 95.3% leased vs. 93.7% leased at December 31, 1994. Same property average rents grew to $8.49 at December 31, 1995 from $8.34 at December 31, 1994. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.4 million in 1995 compared to $2.3 million in 1994.

      Operating expenses increased $3.1 million or 18% to $20.0 million in 1995. Combined operating and maintenance expense and real estate taxes increased $1.5 million or 22% during 1995 to $8.7 million due to the 1995 Acquisitions generating $.45 million in operating expenses in 1995 (partial year ownership) and the 1994 Acquisitions producing $1.7 million in operating expenses in 1995 vs. $1.0 million in 1994 (partial year ownership). General and administrative expense increased 8% during 1995 to $4.9 million due to increased staffing requirements related to the acquisitions, and nominal increases in employee compensation. Depreciation and amortization was 22% higher than 1994 due to the 1995 and 1994 Acquisitions.

      Net interest expense increased to $8.4 million in 1995 from $5.7 million in 1994 or 47% due primarily to increased average outstanding loan balances and higher interest rates. Outstanding debt at December 31,1995 was $116 million vs. $108 million in 1994. Weighted average interest rates were 7.7% in 1995 vs. 7.2% in 1994. Preferred stock dividends increased from $.28 million in 1994 to $.59 million in 1995 as a result of the Series B preferred stock issued on October 26, 1995 and outstanding through December 20, 1995, partially offset by the conversion of Series A preferred stock into common stock.

      Net income for common stockholders was $5.0 million or $.75 per share in 1995 vs. $5.1 million or $.80 per share in 1994. The reduction is primarily due to the increase in net interest expense and depreciation expense discussed above, and additionally, as it pertains to per share amounts, the dilution from the conversion of the Series A and B preferred stock into common and Class B common stock, respectively.

Funds from Operations

      The Company considers funds from operations ("FFO") to be one measure of REIT performance and defines it as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, adjusted for certain noncash amounts, primarily depreciation and amortization, and after adjustments for investments in real estate partnerships. Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. FFO as defined above has become a measure used by many industry analysts; however, FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity determined in accordance with generally accepted accounting principles.

      FFO for the years ended December 31, 1996, 1995 and 1994 are summarized in the following table:
                                               1996        1995         1994
Net income for common stockholders        $   9,907       4,994        5,101
Add:  non-cash amounts:
  Real   estate   depreciation   and
    amortization                              8,049       5,833        4,656
  Common stock compensation:
    Board of directors' fees and
      401 (k) contributions                     613         451          417
    Long-term compensation plans              2,173         815          621
  Straight-lining of rents charge                28         208          206
                                             ------      ------       ------
          Funds from operations           $  20,770      12,301       11,001
                                             ======      ======       ======
Weighted average shares outstanding          10,341       6,630        6,339
                                             ======       =====        =====
Funds from operations per share           $    2.01        1.86         1.74
                                              =====        ====         ====

      In May 1995 the National Association of Real Estate Investment Trusts (NAREIT) amended the definition of FFO and recommended the following changes to become effective for fiscal years ending in 1996: (1) amortization of loan costs and depreciation of office furniture and equipment should not be added back to net income, (2) non-recurring gains (losses) should be excluded from FFO, and
(3) gains (losses) from the sale of undepreciated real estate considered to be part of a company's recurring business may be included in FFO. The Company modified its definition of FFO for these changes effective January 1, 1996 and has also restated amounts reported for 1995 and 1994 for comparison purposes.

Environmental Matters

      The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company. Environmental matters are discussed further in note 10, Contingencies, of the notes to Consolidated Financial Statements.

Economic Conditions

      A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements for common area maintenance, insurance, and real estate taxes. In addition, 42% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 42% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. During 1996, Discovery Zone ("DZ") filed for protection under the bankruptcy laws. DZ had two leases with the Company, both of which have been terminated and no longer pay rent. DZ's annualized minimum rent represented approximately .50% of 1996 minimum rent reported by the Company. Luria's currently has three leases with the Company, one store of which was closed during 1995, but continued to pay rent. During 1996, Luria's defaulted on the lease of the closed store and informed the Company that it intends to close its remaining two stores during 1997. Minimum rent from the three Luria's leases represents approximately 1.2% of 1996 total minimum rent reported by the Company. The three leases with Luria's expire beyond 2007, and the Company considers Luria's to be bound by the lease terms.

     At December 31, 1996 approximately 11%, 5%, 3% and 3% of the Company's annualized rent is received from Publix, Winn-Dixie, Wal-Mart and Kroger, respectively (the "Four Major Tenants"). During 1996 no tenant had rents in excess of 10% of the Company's minimum rent. In February, 1996, Wal-Mart closed its store located at The Marketplace in Alexander City, Alabama in order to relocate to a new larger store nearby. Wal-Mart will continue to pay rent due under its lease at The Marketplace which expires in October, 2007. The Marketplace is anchored by a Winn-Dixie which opened during 1995. Although the Company considers the financial condition and its relationship with the Four Major Tenants to be very solid, a significant downturn in business or the non-renewal of expiring leases of the Four Major Tenants could adversely affect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they are typically anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Item 8.            Consolidated Financial Statements and Supplementary Data


      The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      None.

                                       PART III

Item 10.    Directors and Executive Officers of the Registrant


      Information concerning the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1997 Annual Meeting of Shareholders.

      The following table provides information concerning the executive officers of the Company, all of whom were officers of TRG for five years or more prior to the Company's acquisition of TRG's real estate business in November, 1993.

-------------------------------------------------------------------------------

                                             Positions with the Company;
            Name                            Principal Occupations During
            (Age)                                  Past Five Years
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Martin E. Stein, Jr. (44)      President,  Chief Executive Officer and Director
                               of the Company and  TRG.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bruce M. Johnson (49)          Executive  Vice President and Chief  Financial
                               Officer of  the  Company  and  previously
                               Vice  President  of Investment Management and
                               Acquisitions  for TRG.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Robert C. Gillander, Jr. (43)  Executive  Vice   President  of  Investments
                               for  the Company and  previously  Vice  President
                               of Development for TRG.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

James D. Thompson (41)         Executive Vice President of Operations for  the
                               Company and previously Vice President of Asset
                               Management in North and Central Florida regions
                               for TRG.
-------------------------------------------------------------------------------
                                   19

Item 11.    Executive Compensation

      Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1997 Annual Meeting of Shareholders.


Item 12.    Security Ownership of Certain Beneficial Owner and Management

      Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1997 Annual Meeting of Shareholders.



Item 13.    Certain Relationships and Related Transactions

      Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1997 Annual Meeting of Shareholders.



                                       PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)   Financial Statements and Financial Statement Schedules:


      The Company's 1996 financial statements and financial statement schedule, together with the report of KPMG Peat Marwick LLP dated January 27, 1997, except for Note 11 as to which the date is March 7, 1997 are listed on the index immediately preceding the financial statements at the end of this report.

   (b)   Reports on Form 8-K:

      None

   (c)  Exhibits:

3.    Articles of Incorporation

          ***     (i)         Restated  Articles of  Incorporation  of Regency
                              Realty Corporation as amended to date.

         *(ii)          Bylaws of Regency Realty Corporation.

4. See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Realty Corporation defining rights of security holders.

10.   Material Contracts

          ~*(a)         Regency Realty Corporation 1993 Long Term Omnibus Plan

          ~*(b)         Form of Stock Purchase Award Agreement

         ~*(c)          Form of  Management  Stock Pledge  Agreement,  relating
                  to the Stock Purchase Award Agreement filed as Exhibit 10(b)

         ~*(d)          Form  of  Promissory  Note,  relating  to the  Stock
                  Purchase Award Agreement filed as Exhibit 10(b)

         ~*(e)          Form of Option Award Agreement for Key Employees

         ~*(f)         Form of Option Award Agreement for Non-Employee Directors

         ~*(g)          Annual Incentive for Management Plan

         ~*(h)          Form of Director/Officer Indemnification Agreement

     ~*(i) Form of Non-Competition Agreement between Regency Realty Corporation and Joan W. Stein, Robert L. Stein, Richard W. Stein, the Martin E. Stein Testamentary Trust A and the Martin E. Stein Testamentary Trust B. ~***

(j) Form of Employment Agreements entered into with the following:

                  (i)   Bruce M. Johnson
                  (ii)  Robert C. Gillander, Jr.
                  (iii) James D. Thompson
                  (iv)  Richard E. Cook
                  (v)   A. Chester Skinner, III
                  (vi)  J. Christian Leavitt
                  (vii) Robert L. Miller



~        Management  contract or  compensatory  plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

* Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5,1993, and is incorporated herein by reference

**       Included as an exhibit to the  Company's  Form 10-Q filed
December 13, 1993, and is incorporated herein by reference

***      Included as an exhibit to the  Company's  Form 10-Q filed
November 14, 1996, and is incorporated herein by reference

****     Included as an exhibit to the Company's  Form 10-Q filed May 12, 1994, and is incorporated herein by reference

*****    Filed as appendices to the  Registrant's  definitive  proxy  statement dated August 2, 1996 and is incorporated herein by reference.

******      Filed as an exhibit to the  Registrant's  Form 8-K report
filed March 14, 1997 and is incorporated herein by reference.

     *(k) Form of  Agreement  for Right of First  Refusal as to stock in Regency
Realty  Group,   Inc.  between  The  Regency  Group,  Inc.  and  Regency  Realty
Corporation.

     (l) The following documents, all dated November 5, 1993, relating to a $51 million loan from Salomon Brothers Inc. to corporations and subsidiaries wholly owned by the Company.

   **          (i)  Loan  Agreement  between  RSP IV  Criterion,  Ltd.,
                        Regency Rosewood Temple Terrace, Ltd., Treasure Coast Investors, Ltd., Landcom Regency Mandarin, Ltd., RRC FL SPC, Inc., RRC AL SPC, Inc., RRC MS SPC, Inc., and RRC GA SPC, Inc. (as borrowers) and RRC Lender, Inc. (as lender)

            **    (ii)  Promissory  Note  in  the  original  principal  amount of $51 million

            ** (iii) Undertaking executed by the Registrant and RRC FL SPC, Inc., RRC AL SPC, Inc., RRC MS SPC, Inc., and RRC GA SPC, Inc.

            **    (iv)  Certificate  Purchase  Agreement between RRC Lender,
                        Inc. (as seller) and Salomon Brothers, Inc.( as lender)

     (m) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

             ***** (i)   Stock Purchase Agreement dated June 11, 1996.

            ***** (ii)  Stockholders' Agreement dated July 10, 1996.

                  ******     (A)   First Amendment of  Stockholders'  Agreement
                                    dated February 10, 1997.

            ***** (iii) Registration Rights Agreement dated July 10, 1996.

      ****(n)           Stock  Grant Plan  adopted on January  31, 1994 to grant
                          stock to employees.

          (o)         Criteria  for  Restricted  Stock  Awards  under 1993
                        Long Term Omnibus Plan.

          (p)           Form of 1996 Stock Purchase Award Agreement.

          (q) Form of 1996 Management Stock Pledge Agreement relating to the Stock Purchase Award Agreement filed as
                  Exhibit 10(p)..

          (r) Form of Promissory Note relating to 1996 Stock Purchase Award Agreement filed as Exhibit 10 (p).

----------------------------

     ~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
     * Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5, 1993, and is incorporated herein by reference

   ** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and is incorporated herein by reference

*** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and is incorporated herein by reference

****     Included as an exhibit to the Company's  Form 10-Q filed May 12, 1994, and is incorporated herein by reference

*****    Filed as appendices to the  Registrant's  definitive  proxy  statement dated August 2, 1996 and is incorporated herein by reference.

******      Filed as an exhibit to the  Registrant's  Form 8-K report
filed March 14, 1997 and is incorporated herein by reference.

          (s) Purchase and Sale Agreement dated July 11, 1996 between RREFF MA-II Cambridge Square, Inc., a Delaware Corporation as ("Seller") and RRC Acquisitions, Inc., a Florida Corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of Cambridge Square Shopping Center.

          (t) Purchase and Sale Agreement dated September 23, 1996 between Real Estate Collateral Management Company, Inc., a Delaware Corporation as ("Seller") and RRC Acquisitions, Inc., a Florida Corporation and wholly-owned subsidiary of the Company as ('Buyer"), relating to the acquisition of Old St. Augustine Plaza.

          (u) Purchase and Sale Agreement dated November 7, 1996 between Durham Woodcroft Associates. L.P., a North Carolina limited partnership as ('Seller") and RRC Acquisitions, Inc., a Florida Corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of Woodcroft Shopping Center.

          (v)     Purchase and Sale Agreement dated December 10, 1996 between C.
                  M. Wellington Town Square, L.P., an Illinois limited partnership as ('Seller") and RRC Acquisitions, Inc., a Florida Corporation and wholly-owned subsidiary of the Company as ("Buyer"), relating to the acquisition of Wellington Town Square.

          (w) Agreement to Purchase Real Estate dated December 27, 1996 between Publix Super Markets, Inc., a Florida Corporation as ('Seller") and RRC Acquisitions, Inc., a Florida Corporation and wholly-owned subsidiary of the Company as ('Buyer"), relating to the acquisition of Town Center at Martin Downs.

       ~*(x)      Form of Employment Agreement with Martin E. Stein, Jr.



21.   Subsidiaries of the Registrant

23.   Consent of KPMG Peat Marwick LLP

27.   Financial Data Table


--------------------------

     ~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

   * Included as an exhibit to the Pre-effective Amendment No.2 to the Company's S-11 filed October 5, 1993, and is incorporated herein by reference

     ** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and is incorporated herein by reference

     *** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and is incorporated herein by reference

     **** Included as an exhibit to the Company's Form 10-Q filed May 12, 1994, and is incorporated herein by reference

     ***** Filed as appendices to the Registrant's definitive proxy statement dated August 2, 1996 and is incorporated herein by reference.

     ****** Filed as an exhibit to the Registrant's Form 8-K report filed March 14, 1997 and is incorporated herein by reference.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGENCY REALTY CORPORATION



Date:        March 21, 1997                 By:  /s/  Martin  E.  Stein, Jr.
                                                 ---------------------------
                                                 Martin E. Stein, Jr.
                                                 President  and   Chief
                                                 Executive Officer


Date:        March 21,1997                  By:  /s/  Bruce  M.   Johnson
                                                 -------------------------
                                                 Bruce M. Johnson
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:        March 21, 1997                 By:  /s/ J.  Christian  Leavitt
                                                 ---------------------------
                                                  J. Christian Leavitt
                                                  Secretary and Treasurer
                                                  Principal Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:        March 21, 1997                    /s/   Joan W. Stein
                                              -----------------------------
                                                 Joan W. Stein, Chairman

Date:        March 21, 1997                    /s/   Martin E. Stein, Jr.
                                              ------------------------------
                                               Martin E. Stein, Jr., Director

Date:        March 21, 1997                   /s/   Robert L. Stein
                                               -----------------------------
                                               Robert L. Stein, Director

Date:        March 21, 1997                   /s/  Edward L. Baker
                                               -----------------------------
                                                   Edward L. Baker, Director

Date:        March 21, 1997                   /s/   A. R.Carpenter
                                              ------------------------------
                                                    A. R. Carpenter, Director

Date:        March 21, 1997                   /s/ J. Dix Druce
                                              -------------------------------
                                                  J. Dix Druce, Jr., Director

Date:        March 21, 1997                 /s/   Albert  D.   Ernest, Jr.
                                                --------------------------
                                                Albert D. Ernest, Jr., Director

Date:        March 21, 1997                 /s/   Douglas   S.   Luke
                                               --------------------------
                                                  Douglas S. Luke, Director

Date:        March 21, 1997                 /s/    J. Marhsall Peck
                                             -----------------------------
                                                   J. Marshall Peck, Director

Date:        March 21, 1997                 /s/    Paul E. Szurek
                                                  -----------------------------
                                                   Paul E. Szurek, Director

                          REGENCY REALTY CORPORATION

                        INDEX TO FINANCIAL STATEMENTS




Regency Realty Corporation

   Independent Auditors' Report                                      F-2
   Consolidated Balance Sheets as of December 31, 1996 and 1995 F-3 Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995, and 1994                              F-4
   Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 1996, 1995 and 1994               F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994                              F-7
   Notes to Consolidated Financial Statements                        F-9


Financial Statement Schedule

   Independent Auditors' Report on Financial Statement Schedule      S-1

   Schedule III - Regency Realty Corporation Combined
      Real Estate and Accumulated Depreciation -
      December 31, 1996                                              S-2



     All other schedules are omitted because they are not applicable or because information required therein is shown in the financial statements or notes thereto.
                                   F-1

                         Independent Auditors' Report


The Shareholders and Board of Directors
Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Realty Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Realty Corporation as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                /s/ KPMG Peat Marwick LLP
                                                -----------------------------
                                                KPMG Peat Marwick LLP
                                                Certified Public Accountants





Jacksonville, Florida January 27, 1997, except for Note 11, as to which the date is March 7, 1997

                           REGENCY REALTY CORPORATION
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995

                                                   1996             1995
                                                   ----             ----
Assets
Real estate rental property, at cost
  (notes 2, 4, 5 and 8):
     Land                                     $  84,186,483      61,126,706
     Buildings and improvements                 304,820,998     217,604,461
     Construction in progress                     3,360,206               -
                                                -----------     -----------
                                                392,367,687     278,731,167
     Less:  accumulated depreciation             26,213,225      18,631,310
                                                -----------     -----------
                                                366,154,462     260,099,857
     Investments in  real estate
       partnerships (note 3)                      1,035,107         315,389
                                                -----------     -----------
                  Real estate, net              367,189,569     260,415,246

Cash and cash equivalents (note 4)                8,293,229       3,401,701
Tenant receivables, net of allowance for
     uncollectible accounts of $832,091
     and $474,019 at December 31, 1996 and
     1995, respectively                           5,281,419       2,620,763
Deferred costs, less accumulated amortization
     of $2,519,019 and $2,547,765 at
     December 31, 1996 and 1995, respectively     3,961,439       3,598,011
Other assets                                      1,798,393         969,676
                                                -----------       ---------
                                              $ 386,524,049     271,005,397
                                                ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable (note 4)             97,906,288      93,277,273
     Acquisition and development line of
       credit (note 5)                           73,701,185      22,339,803
     Accounts payable and other liabilities       6,300,640       7,405,232
     Tenants' security and escrow deposits        1,381,673         976,515
                                                -----------     -----------
                Total Liabilities               179,289,786     123,998,823
                                                -----------     -----------
Limited partner's interest in operating
partnership (note 6)                                508,486               -

Stockholders' Equity (notes 6 and 7)
     Preferred stock - 1,000,000 shares
       authorized:Series A 8% cumulative
       convertible, 1,916 shares issued
       and outstanding at December 31, 1995               -       1,916,268
     Common stock $.01 par value per share:
       25,000,000 shares authorized;
       10,614,905 and 6,728,723 shares
       issued and outstanding  at
       December 31, 1996 and 1995,
       respectively                                 106,149          67,287
    Special common stock - 10,000,000 shares
       authorized: Class B $.01 par
       value per share, 2,500,000
       shares issued and outstanding                 25,000          25,000
     Additional paid in capital                 223,080,831     155,221,241
     Distributions in excess of net income      (13,981,770)     (8,073,188)
     Stock loans                                 (2,504,433)     (2,150,034)
                                                ------------    ------------
                Total stockholders' equity      206,725,777     147,006,574
                                                ===========     ===========
Commitments and contingencies
 (notes 8 and 10)

                                              $ 386,524,049     271,005,397
See accompanying notes to consolidated          ===========     ===========
financial statements.

                           REGENCY REALTY CORPORATION
                     Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994



                                           1996       1995       1994
                                           ----      -----       ----

Revenues:
  Minimum rent (note 8)                $ 34,705,905  25,044,201  20,716,870
  Percentage rent                           997,981     672,986     565,711
  Recoveries from tenants (note 9)        7,729,404   5,837,773   4,390,894
  Management, leasing and
    brokerage fees                        3,444,287   2,425,733   2,331,990
  Equity in income of real estate
     partnership investments (note 3)        69,990       4,226      16,943
                                         ----------  ----------  ----------

         Total revenues                  46,947,567  33,984,919  28,022,408
                                         ----------  ----------  ----------


Operating expenses:
  Depreciation and amortization            8,758,067   6,436,092  5,265,947
  Operating and maintenance                7,655,934   5,682,967  4,793,231
  General and administrative (note 9)      6,048,140   4,894,432  4,530,682
  Real estate taxes                        4,409,460   3,000,557  2,347,016
                                          ----------  ---------- ----------

         Total operating expenses         26,871,601  20,014,048 16,936,876
                                          ----------  ---------- ----------

Interest expense (income):
  Interest expense                         10,777,131  8,840,376  6,065,239
  Interest income                            (666,031)  (454,207)  (364,105)
                                           ----------- ---------- ----------

         Net interest expense              10,111,100  8,386,169  5,701,134
                                           ----------- ---------- ----------

         Net income                        9,964,866   5,584,702  5,384,398

Preferred stock dividends                     57,721     590,904    283,071
                                           ---------   ---------  ---------

         Net income for common
          stockholders                   $ 9,907,145   4,993,798  5,101,327
                                           =========   =========  =========

         Net income per common share
          outstanding                    $       .96         .75        .80
                                                 ===         ===        ===

         Weighted average common
          shares outstanding              10,341,239   6,630,385  6,338,648
                                          ==========   =========  =========


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION


                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                                                                            Additional   Distributions
                                                  Preferred     Common        Class B        Paid In     in excess of   Stock
                                                   Stock        Stock       Common Stock      Capital     Net Income    Loans
                                                   -----        -----       ------------     -------       ----------   -----


Balance at December 31, 1993                            -       63,331                -      98,986,129        895,522  (2,529,450)

Common stock issued as compensation                     -          101                -         173,771              -           -
Series A Preferred stock issued (note 6)        7,665,132            -                -               -              -           -
Series A Preferred stock converted
     to common stock                           (1,916,283)       1,114                -       1,915,169              -           -
Series A Preferred stock converted -
     partial share payment                            (14)           -                -               -              -           -
Partial forgiveness of stock loans (note 7)             -            -                -               -              -     126,472
Cash dividends declared:
     Preferred stock                                    -            -                -               -       (283,071)          -
     Common stock, $1.37 per share                      -            -                -               -     (8,716,587)          -
Stock issuance costs                                    -            -                -          (5,775)             -           -
Net income                                              -            -                -               -      5,384,398           -
                                              -----------    ---------    -------------     -----------    -----------  ----------

Balance at December 31, 1994                  $ 5,748,835       64,546                -     101,069,294     (2,719,738) (2,402,978)


Common stock issued as compensation                     -          516                -         831,083              -           -
Series B Preferred stock issued (note 6)       18,250,000            -                -               -              -           -
Series B Preferred stock converted
     to Class B common stock                  (18,250,000)           -            9,125      18,240,875              -           -
Class B common stock issued (note 6)                    -            -           15,875      31,734,125              -           -
Series A  Preferred stock converted
     to common stock                           (3,832,567)       2,225                -       3,830,342              -           -
Partial forgiveness of stock loans (note 7)             -            -                -               -              -     252,944
Cash dividends declared:
     Preferred stock                                    -            -                -               -       (590,904)          -
     Common stock, $1.58 per share                      -            -                -               -    (10,347,248)          -
Stock issuance costs                                    -            -                -        (484,478)             -           -
Net income                                              -            -                -               -      5,584,702           -
                                              -----------    ---------    -------------     -----------      ---------  ----------

Balance at December 31, 1995                  $ 1,916,268       67,287           25,000     155,221,241     (8,073,188) (2,150,034)


Common stock issued (note 6)                            -       36,518                -      64,326,457              -           -
Common stock purchased by executive
     officers (note 7)                                  -          800                -       1,339,200              -  (1,273,000)
Common stock issued as compensation                     -          532                -       1,091,375              -           -
Common stock purchased by directors                     -           69                -         139,931              -           -
Series A Preferred stock converted
     to common stock                           (1,916,282)         943                -       1,915,339              -           -
Series A Preferred stock converted -
     partial share payment                             14            -                -               -              -           -
Partial forgiveness of stock loans (note 7)             -            -                -               -              -     918,601
Cash dividends declared:
     Preferred stock                                    -            -                -               -         (57,721)         -
     Common stock, $1.62 per share                      -            -                -               -     (15,815,727)         -
Stock issuance costs                                    -            -                -        (952,712)             -           -
Net income                                              -            -                -               -       9,964,866          -
                                              -----------    ---------    -------------     -----------    ------------ ----------

Balance at December 31, 1996                  $         -      106,149           25,000     223,080,831    (13,981,770) (2,504,433)
                                              ===========    =========    =============     ===========    ============ ===========


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION


                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                 -continued-
                                                                Total
                                                            Stockholders'
                                                                Equity
                                                            -------------

Balance at December 31, 1993                                    97,415,532

Common stock issued as compensation                                173,872
Series A Preferred stock issued (note 6)                         7,665,132
Series A Preferred stock converted
     to common stock                                                     -
Series A Preferred stock converted -
     partial share payment                                             (14)
Partial forgiveness of stock loans (note 7)                        126,472
Cash dividends declared:
     Preferred stock                                              (283,071)
     Common stock, $1.37 per share                              (8,716,587)
Stock issuance costs                                                (5,775)
Net income                                                       5,384,398
                                                               -----------

Balance at December 31, 1994                                   101,759,959

Common stock issued as compensation                                831,599
Series B Preferred stock issued (note 6)                        18,250,000
Series B Preferred stock converted
     to Class B common stock                                             -
Class B common stock issued (note 6)                            31,750,000
Series A  Preferred stock converted
     to common stock                                                     -
Partial forgiveness of stock loans (note 7)                        252,944
Cash dividends declared:
     Preferred stock                                              (590,904)
     Common stock, $1.58 per share                             (10,347,248)
Stock issuance costs                                              (484,478)
Net income                                                       5,584,702
                                                              ------------

Balance at December 31, 1995                                   147,006,574

Common stock issued (note 6)                                    64,362,975
Common stock purchased by executive
     officers (note 7)                                              67,000
Common stock issued as compensation                              1,091,907
Common stock purchased by directors                                140,000
Series A Preferred stock converted
     to common stock                                                     -
Series A Preferred stock converted -
     partial share payment                                              14
Partial forgiveness of stock loans (note 7)                        918,601
Cash dividends declared:
     Preferred stock                                               (57,721)
     Common stock, $1.62 per share                             (15,815,727)
Stock issuance costs                                              (952,712)
Net income                                                       9,964,866
                                                              ------------

Balance at December 31, 1996                                   206,725,777
                                                               ===========


See accompanying notes to consolidated financial statements.

                                REGENCY REALTY CORPORATION
                           Consolidated Statements of Cash Flows
                         Years ended December 31, 1996, 1995 and 1994

                                                                         1996                   1995              1994
                                                                         ----                   ----              ----

Cash flows from operating activities:
   Net income                                                          $  9,964,866           5,584,702          5,384,398
   Adjustments  to  reconcile  net  income
   to net cash  provided  by  operating
      activities:
         Depreciation and amortization                                    8,758,067           6,436,092          5,265,947
         Equity in income of real estate
            partnership investments                                         (69,990)             (4,226)           (16,943)
          Changes in assets and liabilities:
              (Increase) decrease in tenant receivables                  (2,660,656)              9,879           (397,699)
              (Increase) in deferred leasing commissions                   (585,889)           (479,454)          (378,563)
              (increase) in other assets                                 (1,019,637)           (619,800)          (130,012)
              Increase in tenants' security
                 and escrow deposits                                        405,158             304,378            282,568
              Increase in accounts payable
                 and other liabilities                                    1,212,000           4,660,370          1,496,384
                                                                        -----------         -----------        -----------

                Net cash provided by operating activities                16,003,919          15,891,941         11,506,080
                                                                        -----------         -----------        -----------
Cash flows from investing activities:
   Investment in real estate                                           (102,933,980)        (59,537,217)      (43,518,218)
   Investment in real estate partnership                                   (881,309)                  -                 -
   Capital expenditures                                                  (2,898,250)         (1,978,643)       (1,875,963)
   Construction in progress                                              (3,360,206)                  -                 -
   Distributions received from real
     estate partnership investments                                         231,581              12,146            29,083
                                                                       ------------         -----------       -----------

                Net cash used in investing activities                  (109,842,164)        (61,503,714)      (45,365,098)
                                                                       ------------         -----------       -----------
Cash flows from financing activities:
   Proceeds from common stock issuance                                   64,569,975                   -                 -
   Limited partner distribution                                             (16,846)                  -                 -
   Series B preferred stock issued                                                -          18,250,000                 -
   Class B common stock issued                                                    -          31,750,000                 -
   Dividends paid in cash                                               (16,179,518)        (10,760,237)       (8,871,517)
   Stock issuance costs                                                    (952,712)           (484,478)           (5,775)
   Proceeds (repayments) from acquisition
      and development line of credit, net                                51,361,382         (18,736,629)       38,555,343
   Proceeds from construction and mortgage
      loans payable                                                       1,518,331          26,773,540         5,326,460
   Principal payments on mortgage loans payable                           (808,068)            (417,851)         (112,581)
   Payment of loan closing costs                                          (762,771)            (221,708)         (422,253)
                                                                       ------------         -----------        -----------

              Net cash provided by financing activities                 98,729,773           46,152,637        34,469,677
                                                                       ------------         -----------        -----------

              Net increase in cash and cash equivalents                  4,891,528              540,864           610,659
                                                                       ------------         -----------        -----------

Cash and cash equivalents at beginning of period                         3,401,701            2,860,837         2,250,178
                                                                       ------------         -----------        -----------

Cash and cash equivalents at end of period                      $        8,293,229            3,401,701         2,860,837
                                                                       ===========           ==========        ==========

See accompanying notes to consolidated financial statements.

                         REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                                   -continued-





                                        1996            1995           1994
                                        ----            ----           ----


Supplemental  disclosure  of
    cash  flow  information
    cash  paid  for  interest
   (including  capitalized  interest
   of  approximately  $381,000,
   $285,000  and
   $216,000 in 1996, 1995
   and 1994, respectively)        $ 10,979,841       9,147,175        5,898,287
                                   ===========      ==========        =========

Supplemental disclosure of non
  cash transactions:
   Mortgage loans assumed
   from sellers of real estate    $  3,918,752               -       10,707,705
                                   ===========      ==========       ==========
   Limited partner interest
    in operating partnership
    issued to seller of
    eal estate as partial payment $    525,332               -                -
                                    ===========      ==========       ==========
   Preferred stock issued to
    seller of real estate         $          -               -        7,665,132
                                      =========      ==========       ==========


See accompanying notes to consolidated financial statements.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995



1.   Summary of Significant Accounting Policies

     (a) General

         Regency Realty Corporation (the Company) was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

         The accompanying consolidated financial statements include the accounts of Regency Realty Group, Inc. (the "Management Company"), its wholly owned real estate properties, an operating partnership, and the Company's two joint ventures. All significant intercompany balances and transactions have been eliminated.

     (b) Revenues

         The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. Minimum rent has been adjusted to reflect the effects of recognizing rent on a straight line basis. Substantially all of the lease agreements contain provisions which provide additional rents based on tenants' sales volume or reimbursement of the tenants' share of real estate taxes and certain common area maintenance (CAM) costs. These additional rents are reflected on the accrual basis.

         Management, leasing, brokerage and development fees are recognized as revenue when earned.

     (c) Real Estate Rental Property

         Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects owned by the Company are capitalized as buildings and improvements, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction in accordance with generally accepted accounting principles. Included in land is 30 and 8.4 acres of undeveloped land with a cost basis of approximately $2,600,000 and $1,700,000 at December 31, 1996 and 1995, respectively.

         Depreciation is computed using the straight line method over estimated useful lives up to forty years for buildings and improvements, term of lease for tenant improvements, and five to seven years for furniture and equipment.

     (d) Income Taxes

         The Company has made an election to be taxed, and is operating so as to qualify, as a Real Estate Investment Trust (REIT) for Federal income tax purposes. Accordingly, the Company will not pay Federal income tax provided distributions to stockholders equal at least the amount of its REIT taxable income as defined under the Internal Revenue Code.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies, continued

     (d) Income Taxes, continued

         Regency Realty Group, Inc. files a separate tax return and is subject to Federal and State income taxes. This Management Company had taxable income of $150,674 for the year ended December 31, 1996 and incurred a taxable loss for the years ended December 31, 1995 and 1994. The Management Company had a net operating loss carryforward of $484,000 at December 31, 1995, and accordingly paid no income tax in 1996. No income tax benefit has been recorded for the net operating loss carryforwards.

         The tax basis of real estate assets exceeds the net book basis by approximately $1.9 and $7.0 million at December 31, 1996 and 1995, respectively, primarily due to higher depreciation expense for book purposes and differences in accounting for real estate held in the operating partnership.

     (e) Deferred Costs

         Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $1,108,374 and $808,291 at December 31, 1996 and 1995, respectively. The net loan cost balance was $2,853,065 and $2,789,720 at December 31, 1996 and 1995, respectively.
         Such costs are deferred and amortized using the straight-line method over the terms of the respective leases and loans. Fully amortized deferred leasing costs of $958,398 were removed from the financial statements during 1996.

     (f) Fair Value of Financial Instruments

         The fair value of the Company's mortgage loans payable and acquisition and development line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities. Therefore, the Company considers their carrying value to be a reasonable estimation of their fair value.

     (g) Per Share Data

         Net income per common share outstanding is computed based upon the weighted average shares outstanding during the period. The Company's Class B common stock as well as the redeemable units of the limited partner are convertible into shares of common stock and are included in the weighted average shares calculation as common stock equivalents. The dilutive impact of common stock options is included in the calculation of net income per share when the exercise price falls below the market price. Net income per share on a fully diluted basis is not different from net income per common share outstanding and thus is not disclosed separately.

     (h) Cash and Cash Equivalents

         Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

     (i) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements




1.   Summary of Significant Accounting Policies, continued

     (j) Impairment of Long-Lived Assets

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (k) Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


     (l) Reclassifications

         Certain reclassifications have been made to the 1994 and 1995 amounts to conform to classifications adopted in 1996.


2.   Acquisitions of Real Estate Rental Property

     During 1996 and 1995, the Company acquired 18 shopping centers (the "Acquisitions") accounted for as purchases with consideration totaling approximately $160.4 million in cash and the assumption of a mortgage loan. The operating results are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the Acquisitions had occurred on January 1, 1995, after giving effect to certain adjustments including depreciation expense, additional general and administration costs, interest expense on new debt incurred, and an increase in the weighted average common shares outstanding for Common and Class B common stock issued to acquire shopping centers as if it had been issued on January 1, 1995. Pro forma revenues would have been $57.6 million and $53.5 million in 1996 and 1995, respectively. Pro forma net income for common stockholders would have been $10.6 million and $8.0 million in 1996 and 1995, respectively. Pro forma net income per common share would have been $.98 per share and $.76 per share in 1996 and 1995, respectively. This data does not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1995, or of results which may occur in the future.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements


3.   Investments In Real Estate Partnerships

     The Company has a 10% investment in Village Commons Shopping Center and during 1996 acquired a 25% investment in Ocean East Mall by contributing $881,307 in cash. These investments are recorded on the equity method of accounting with income being recognized in the year reported by the partnership. The Company's combined investment in these two partnerships was $1,035,107 and $315,389 at December 31, 1996 and 1995, respectively.
     Net income is allocated in accordance with each of the partnership agreements. The Company's combined proportionate share of net income was $69,990, $4,226 and $16,943 for the years ended December 31, 1996, 1995 and
     1994, respectively.

     At  December  31,  1996  and  1995,   the  combined  total  assets  of  the
     partnerships were $13,147,083 and $8,345,732, respectively, and total liabilities were $7,109,378 and $5,192,241, respectively. Combined net income was $323,174, $42,260 and $169,432 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.   Mortgage Loans Payable

     Mortgage  loans  payable  secured by real  estate  rental  property  are as follows:
                                                         1996         1995
      6.72% mortgage loan,  held by a trust
         created for the benefit of investors
         who purchased mortgage pass-through
         certificates,  non recourse to the
         Company, interest only paid monthly,
         due in full November 5, 2000                $ 51,000,000    51,000,000

      7.60% mortgage notes payable in monthly
         principal installments of $26,236
          maturing from June 28, 2001
          to June 1, 2002                              15,932,745    16,238,314

      9.80% mortgage note, payable in monthly
         installments of $73,899, including
         principal and interest, maturing
         on February 1, 1999                            8,000,421     8,097,910

      9.50% mortgage note, payable in monthly
         installments of $78,633 including principal
         and interest, maturing on March 1, 2002        8,823,403     8,931,412

      8.01% mortgage note, payable in monthly
         principal installments of $10,411,
         maturing on August 17, 2002                    6,532,665     6,651,967

      8.28% mortgage note, payable in monthly
         installments of $37,598 including
         principal and interest, maturing
         on August 1, 1997                              3,801,821             -

      8.72%  mortgage   note,   rate  adjusts
         annually, payable  in  monthly
         installments of $23,105 including
         principal and interest, maturing
         on March 1, 1997                               2,296,902     2,357,670

      Construction note payable, interest only
         payable monthly at Prime + 1/4%
                                                        1,518,331             -
                                                       ----------   -----------

            Total mortgage loans payable             $ 97,906,288    93,277,273
                                                       ==========   ===========

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

4.   Mortgage Loans Payable (continued)

     Principal maturities on the mortgage loans are as follows:

                  Year                         Amount

                  1997                       6,774,592
                  1998                       2,253,663
                  1999                       8,443,866
                  2000                      51,726,556
                  2001                       8,869,856
                  Thereafter                19,837,755
                                            ----------
                                          $ 97,906,288
                                          ============
     As part of their borrowing arrangements, the Company is expected to maintain escrow balances for the payment of real estate taxes on the mortgaged properties, and in the case of the $51,000,000 mortgage loan,
     also  maintain  interest,   insurance  and  specified  capital  improvement
     escrows. Escrow balances recorded as cash and cash equivalents were $1,069,337 and $1,255,421 at December 31, 1996 and 1995, respectively.

5.   Acquisition and Development Line of Credit

     The Company negotiated a $90 million unsecured acquisition and development revolving line of credit, the Wells Fargo Line, during 1996 which replaced the existing secured line of credit, the Line. The Wells Fargo Line will be used to finance future real estate acquisitions and developments. The interest rate is based on the LIBOR plus1.625% with interest only for two years, and if then terminated, becomes a two year term loan maturing in May, 2000 with principal due in seven equal quarterly installments. However, the borrower may request a one year extension of the interest only revolving period annually in May of each year beginning in 1997.

6.   Stockholders' Equity

     On June 11, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital U.S. Realty and Security Capital Holdings S.A. ( collectively, "US Realty"). Under the Agreement, the Company has agreed to sell 7,499,400 shares of Common Stock to US Realty at $17.625 per share representing total maximum proceeds of $132,176,925. During 1996, the Company sold 3,651,800 shares to US Realty for
     $64,362,975. Not later than June 1, 1997 ("Subsequent Closing"), the Company may sell up to 3,847,600 shares for a total of $67,813,950. US Realty will have the right, exercisable on a one-time basis in June 1997, to acquire additional shares of common stock to the extent that the shares to be acquired at the Subsequent Closing have not yet been purchased.

     In connection with the purchase of a shopping center on February 28, 1996, the Company issued 28,848 Partnership Operating Units to a limited partner convertible on a one for one basis into shares of common stock after the first anniversary of the issuance date.

     The Company completed a $50,000,000 private placement by issuing 2,500,000 shares of non-voting Class B common stock to a single investor on December 20, 1995 (the "Private Placement"). The proceeds from the Private Placement were used to acquire five shopping centers. The Company initially issued $18,250,000 of Series B preferred stock on October 26, 1995 to fund the acquisition of a shopping center. These shares were subsequently converted into Class B common stock. The Class B common stock is convertible into 2,975,468 shares of common stock beginning on the third anniversary of the issuance date, subject to certain limitations defined in the agreement. The dividend on each share of Class B common is payable when and if declared by the Board of Directors pari passu with any dividend on the common stock of the Company.

     In connection with the purchase of a shopping center on June 29, 1994, the Company issued 7,665 shares of Series A nonvoting preferred stock at a liquidation value of $1,000 per share. In 1996, the holder converted all of the remaining preferred stock outstanding into 94,282 shares of common stock. In 1995 and 1994, the preferred stock was converted into 222,465 and 111,411 shares of common stock, respectively.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

7.   Long-term Stock Incentive Plans

     In 1993, the Company adopted a Long Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 3 million shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and with respect to officers and other key employees, become fully exercisable after five years from the date of grant, and with respect to directors, become fully exercisable after one year.

     At December 31, 1996, there were approximately 1.1 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.04 and $1.08 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 6.6%, risk-free interest rate of 5.9%, expected volatility 21%, and an expected life of five years; 1995 - expected dividend yield 9.2%, risk-free interest rate of 5.4%, expected volatility 19%, and an expected life of five years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below:

                          Net income for
                       common stockholders           1996             1995
                       -------------------           ----             ----
                          As reported       $      9,907,145    $  4,993,798
                          Net income per
                           common share                 0.96            0.75

                          Pro forma                9,896,934       4,993,798 (*)
                          Net income per
                           common share                 0.96            0.75

                           -------------------
                           * The options  granted  during 1995 were issued
                             on December 31, 1995 and accordingly had no effect to income.

     Pro forma net income for common stockholders reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income for common stockholders amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                               Number of     Weighted-Average
                                                  Shares      Exercise Price
                                               ----------    ----------------

         Outstanding, December 31, 1993          187,000          $19.22
            Granted                                6,500          $17.33
            Forfeited                             (2,500)         $19.25
                                              ----------
         Outstanding, December 31, 1994          191,000          $19.16
            Granted                                6,000          $17.25
            Forfeited                            (11,000)         $19.25
                                               ----------
         Outstanding, December 31, 1995          186,000          $19.09
            Granted                               12,000          $24.67
                                                ---------
         Outstanding, December 31, 1996          198,000          $19.43
                                                =========

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements


7.   Long-term Stock Incentive Plans (continued)

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of the outstanding options was $16.75 - $26.25 and 7.5 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 186,000 and 31,500, respectively, and the weighted-average exercise price of those options was $19.09 and $19.16, respectively.

     Also as part of the Plan, in 1993 and 1996, certain officers purchased common stock at fair market value directly from the Company, of which 90% and 95%, respectively, was financed by a stock purchase loan provided by the Plan. These recourse loans are fully secured by stock, bear interest at fixed rates of 7.34% to 7.79% and mature after ten years. The Board of Directors may authorize the forgiveness of all or a portion of the principal balance based on the Company's achievement of specified financial objectives, and total stockholder return performance targets. During 1996, 1995 and 1994, $646,598 $379,418 and $252,944 was forgiven, respectively, and is included as a charge to income on the consolidated statements of operations. The Company also has a performance based restricted stock plan for officers whereby a portion of the shares authorized under the Plan may be granted upon the achievement of certain total stockholder return performance targets. Shares granted under the plan become fully vested by December 31, 2000. During 1996, the initial measurement and grant date, the Company charged $809,400 to income on the consolidated statement of operations.

8.   Operating Leases

     The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2041. Future minimum rent under noncancelable operating leases as of December 31,1996, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

                 Year ending December 31,         Amount

                     1997                      41,544,074
                     1998                      36,779,305
                     1999                      31,659,814
                     2000                      27,375,272
                     2001                      22,728,344
                     Thereafter               146,240,248
                                              -----------
                           Total            $ 306,327,057
                                              ===========

     At  December  31,  1996,   the  real  estate   portfolio  as  a  whole  was
     approximately 95.4% leased.

     The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Company's combined minimum rent. The combined annualized rent from the Company's four largest retail tenants represented approximately 22% of annualized minimum rent at December 31, 1996.

9.   Related Party Transactions

     The Company provides management, leasing, and brokerage services for certain commercial real estate properties of The Regency Group, Inc. and its affiliates ("TRG"), a corporation wholly-owned by certain officers and stockholders of the Company. Fees for such services are charged to TRG based on current market rates.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements


9.   Related Party Transactions (continued)

     From time to time, certain personnel of the Company may provide administrative services to TRG, pursuant to an agreement. The cost of such services are reimbursed by TRG based on percentage allocations of management time and general overhead made in compliance with applicable regulations of the Internal Revenue Service. The Company received $95,000, $194,000 and $204,000 during the years ended December 31, 1996, 1995 and 1994, respectively, which has been recorded as a reimbursement to general and administrative expenses.

     In connection with and as a condition to the Company's acquisition of University Marketplace, TRG entered into a cash flow support agreement with the Company. The agreement provided that TRG guarantee the monthly gross rental revenue, for a period of three years following the Company's initial public offering for a portion of the anchor space vacated by Phar-Mor in July 1993. The Company received $58,034 and $88,882 during the years ended December 31, 1995 and 1994, respectively, which has been recorded as recoveries from tenants.

10.  Contingencies

     The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental  concern.  The Company  believes  that the dry  cleaners  are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Company has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Company also has established due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1996 and 1995, the Company established environmental reserves of $600,000 and $500,000, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Company's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

11.  Subsequent Event

     On March 7, 1997, the Company acquired Branch Properties, L.P. ("Branch"), an Atlanta based real estate partnership that owns, manages, leases, and develops shopping centers in the Southeastern United States, for approximately $190 million. At the closing, the Company issued 3,373,801 redeemable partnership units ("Redeemable Units") from Regency Retail Partnership, L.P. ("Partnership") and 155,797 shares of common stock in exchange for 100% of the existing partnership units of Branch, and assumed approximately $112 million of debt excluding the minority interest amount. During the next three years, Branch will have the right to earn an additional $23.3 million of Redeemable Units based upon the achievement of increased income levels. At closing the Company acquired from Branch 18 shopping centers comprising 1.9 million square feet; 8 shopping centers containing 700,000 square feet that are currently under development or redevelopment, and management contracts on over 4 million square feet owned by third parties.

                       REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements




12.  Market and Dividend Information (Unaudited)

     The Company trades on the New York Stock Exchange under the symbol "REG". The Company currently has approximately 3,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1996 and 1995.

                                  1996                         1995
                        ------------------------     -------------------------
                                           Cash                         Cash
                         High      Low   Dividends    High      Low   Dividends
                         Price    Price  Declared     Price    Price  Declared

      March 31       $  17.500   15.875     .405     17.125   15.250     .395
      June 30           21.125   16.500     .405     18.375   15.750     .395
      September 30      22.375   19.250     .405     18.125   16.375     .395
      December 31       26.250   21.125     .405     17.500   16.375     .395



13.  Summary of Quarterly Financial Data (Unaudited)

     Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1996 and 1995.

                                        First    Second    Third    Fourth
                                       Quarter   Quarter  Quarter   Quarter
                                       -------   -------  -------   -------
                                  (amounts in thousands, except per share data)
      1996:
      Revenues                       $ 10,501    10,952   12,030    13,464
      Net income for common
        stockholders                    2,576     2,597    3,025     1,709
      Net income per share                .26       .26      .28       .16

      1995:
      Revenues                        $ 7,863     8,102    8,569     9,451
      Net income for common
        stockholders                    1,341     1,313    1,213     1,127
      Net income per share               0.20      0.20     0.18      0.17

                         Independent Auditors' Report
                       On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Realty Corporation


Under date of January 27, 1997, except for Note 11 as to which the date is March 7, 1997, we reported on the consolidated balance sheets of Regency Realty Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                          KPMG Peat Marwick LLP
                                          Certified Public Accountants



Jacksonville, Florida
January 27, 1997

                           REGENCY REALTY CORPORATION

               Combined Real Estate and Accumulated Depreciation
                                December 31, 1996

                                                                                                                   Schedule III

                                         Initial Cost                                     Total Cost
                                   -------------------------   Capitalized      --------------------------------
                                                Building &     Subsequent to               Building &                 Accumulated
                                    Land        Improvements    Acquistion      Land     Improvements      Total      Depreciation
                                    ----        ------------     ----------     ----     ------------      -----      ------------


University Marketplace             3,250,562     7,044,579     2,161,839      3,532,046      8,924,934    12,456,980     1,288,558
Millhopper                         1,073,390     3,593,523        77,826      1,073,390      3,671,349     4,744,739       558,028
Newberry Square                    2,341,460     8,466,651       606,591      2,341,460      9,073,242    11,414,702       783,531
Bolton Plaza                       2,660,227     6,209,110     1,110,507      2,634,664      7,345,180     9,979,844       489,924
Courtyard                          1,761,567     4,187,039       149,000      1,761,567      4,336,039     6,097,606       977,582
Chasewood Plaza                    1,675,000    11,390,727     4,294,660      2,476,486     14,883,901    17,360,387     1,710,514
Aventura                           2,751,094     9,317,790       110,043      2,751,094      9,427,833    12,178,927     1,165,150
North Miami Shopping Center          603,750     2,021,250        85,432        603,750      2,106,682     2,710,432       372,351
Berkshire Commons                  2,294,960     8,151,236        32,531      2,294,960      8,183,767    10,478,727       609,755
Peachland Promenade                1,284,562     5,143,564        40,263      1,284,562      5,183,827     6,468,389       270,430
Anastasia Shopping Plaza           1,072,451     3,617,493        87,595      1,072,451      3,705,088     4,777,539       341,374
Market Place                       1,287,000     4,662,740        50,558      1,287,000      4,713,298     6,000,298       126,661
Martin Downs Shoppes                 700,000     1,207,861       738,862        817,135      1,829,588     2,646,723       190,898
Martin Downs Village Center        2,000,000     5,133,495     2,303,522      2,437,664      6,999,353     9,437,017       816,085
Ocean Breeze                       1,250,000     3,341,199     2,294,970      1,527,400      5,358,769     6,886,169       562,251
Carriage Gate                        740,960     2,494,750       503,911        740,960      2,998,661     3,739,621       382,906
Regency Square at Brandon            577,975    18,156,719     7,228,382      4,491,461     21,471,615    25,963,076     4,798,799
Seven Springs                      1,737,994     6,290,048     1,417,041      1,757,441      7,687,642     9,445,083       622,809
Terrace Walk                       1,196,286     2,935,683        83,406      1,196,286      3,019,089     4,215,375       468,695
Village Center                     3,885,444    10,799,316       (38,745)     3,885,443     10,760,572    14,646,015       291,457
Wellington Market Place            5,070,384    13,308,972       197,109      5,070,384     13,506,081    18,576,465       406,180
The Marketplace                    1,211,605     4,056,242     2,815,258      1,758,433      6,324,672     8,083,105       497,399
West County Marketplace            1,491,462     4,993,155       120,670      1,491,462      5,113,825     6,605,287       521,915
Villages in Trussville               973,954     3,260,627        50,689        973,954      3,311,316     4,285,270       324,518
Bonner's Point                       859,854     2,878,641        87,477        859,854      2,966,118     3,825,972       327,501
Country Club                       1,105,201     3,709,452        57,619      1,105,201      3,767,071     4,872,272       340,451
Columbia Marketplace               1,280,158     4,285,745        76,840      1,280,158      4,362,585     5,642,743       408,610
Lucedale Marketplace                 641,565     2,147,848        50,334        641,565      2,198,182     2,839,747       200,816
Orchard Square                     1,155,000     4,135,353       222,881      1,155,000      4,358,234     5,513,234       107,386
Russell Ridge                      2,153,214             -     6,287,829      2,215,341      6,225,702     8,441,043       264,111
LaGrange Marketplace                 983,923     3,294,003        58,996        983,923      3,352,999     4,336,922       311,344
Fairway Executive Center             512,169     2,282,314         8,827        512,169      2,291,141     2,803,310       651,916
Quadrant                           2,342,823    15,541,967       859,758      2,343,698     16,400,850    18,744,548     3,853,078
Westland One                         198,344     1,747,391        51,517        198,344      1,798,908     1,997,252       342,858
Paragon Cable Building               570,000     2,472,537             -        570,000      2,472,537     3,042,537       180,307
Parkway Station                    1,123,200     4,283,917        57,681      1,123,200      4,341,598     5,464,798        90,881
Welleby Plaza                      1,496,000     5,371,636       175,213      1,496,000      5,546,849     7,042,849       121,615
Union Square                       1,578,654     5,933,889         2,010      1,578,654      5,935,899     7,514,553        60,958
City View                          1,207,204     4,341,304         3,610      1,207,204      4,344,914     5,552,118        48,763
Palm Harbour                       2,899,928    10,998,230         5,968      2,899,928     11,004,198    13,904,126       110,179
Sandy Plains Village               2,906,640    10,412,440             -      2,906,640     10,412,440    13,319,080       108,210
Tequesta Shoppes                   1,782,000     6,426,042         9,290      1,782,000      6,435,332     8,217,332        28,363
University Collection              2,530,000     8,971,597        31,000      2,530,000      9,002,597    11,532,597        37,403
Old St. Augustine Plaza            2,047,151     7,355,162             -      2,047,151      7,355,162     9,402,313        15,323
Wellington Town Square             1,914,000     7,197,934             -      1,914,000      7,197,934     9,111,934        14,996
Woodcroft Shopping Center          1,419,000     5,211,981             -      1,419,000      5,211,981     6,630,981             -
Cambridge Square                     792,000     2,916,034             -        792,000      2,916,034     3,708,034             -
Town Center at Martin Downs        1,364,000     4,985,410             -      1,364,000      4,985,410     6,349,410        10,386
                                  ----------   -----------    ----------     ----------    -----------   -----------    -----------
                                  77,754,115   276,684,596    34,568,770     84,186,483    304,820,998   389,007,481    26,213,225
                                  ==========   ===========    ==========     ==========    ===========   ===========    ===========


                          REGENCY REALTY CORPORATION

               Combined Real Estate and Accumulated Depreciation
                                December 31, 1996

                                   -continued-
                                                            Schedule III


                                 Total Cost,
                                   Net of                          Date of
                                Accumulated                     Construction (c)
                                Depreciation    Mortgages       Acquisition (a)
                                ------------   ----------      ---------------


University Marketplace            11,168,422             -       1990 (a)
Millhopper                         4,186,711     2,401,000       1993 (a)
Newberry Square                   10,631,171     6,801,694       1994 (a)
Bolton Plaza                       9,489,920             -       1994 (a)
Courtyard                          5,120,024     1,378,000       1987 (c)
Chasewood Plaza                   15,649,873     8,000,000       1992 (a)
Aventura                          11,013,777     8,823,403       1994 (a)
North Miami Shopping Center        2,338,081     1,160,000       1993 (a)
Berkshire Commons                  9,868,972     8,000,421       1994 (a)
Peachland Promenade                6,197,959     4,370,784       1995 (a)
Anastasia Shopping Plaza           4,436,165             -       1993 (a)
Market Place                       5,873,637             -       1995 (a)
Martin Downs Shoppes               2,455,825     1,313,000       1992 (a)
Martin Downs Village Center        8,620,932     4,150,000       1992 (a)
Ocean Breeze                       6,323,918     2,805,000       1992 (a)
Carriage Gate                      3,356,715     2,429,176       1994 (a)
Regency Square at Brandon         21,164,277    12,000,000       1986 (c)
Seven Springs                      8,822,274             -       1994 (a)
Terrace Walk                       3,746,680       683,000       1990 (c)
Village Center                    14,354,558             -       1995 (a)
Wellington Market Place           18,170,285             -       1995 (a)
The Marketplace                    7,585,706     4,978,091       1993 (a),
                                                                 1995 (c)
West County Marketplace            6,083,372     3,190,000       1993 (a)
Villages in Trussville             3,960,752     1,775,000       1993 (a)
Bonner's Point                     3,498,471     1,613,000       1993 (a)
Country Club                       4,531,821     2,264,000       1993 (a)
Columbia Marketplace               5,234,133     2,586,000       1993 (a)
Lucedale Marketplace               2,638,931     1,390,000       1993 (a)
Orchard Square                     5,405,848             -       1995 (a)
Russell Ridge                      8,176,932     6,532,665       1993 (c)
LaGrange Marketplace               4,025,578     1,645,000       1993 (a)
Fairway Executive Center           2,151,394             -       1985 (a)
Quadrant                          14,891,470             -       1985 (c)
Westland One                       1,654,394             -       1988 (c)
Paragon Cable Building             2,862,230     2,296,902       1994 (a)
Parkway Station                    5,373,917     3,801,821       1996 (a)
Welleby Plaza                      6,921,234             -       1996 (a)
Union Square                       7,453,595             -       1996 (a)
City View                          5,503,355             -       1996 (a)
Palm Harbour                      13,793,947             -       1996 (a)
Sandy Plains Village              13,210,870             -       1996 (a)
Tequesta Shoppes                   8,188,969             -       1996 (a)
University Collection             11,495,194             -       1996 (a)
Old St. Augustine Plaza            9,386,990             -       1996 (a)
Wellington Town Square             9,096,938             -       1996 (a)
Woodcroft Shopping Center          6,630,981             -       1996 (a)
Cambridge Square                   3,708,034             -       1996 (a)
Town Center at Martin Downs        6,339,024             -       1996 (a)
                                 -----------  ------------
                                 362,794,256    96,387,957
                                 ===========  ============

                          REGENCY REALTY CORPORATION

               Combined Real Estate and Accumulated Depreciation
                                December 31, 1996

                                   -continued-
                                                            Schedule III


Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operations is calculated over the estimated useful lives of the assets as follows:

                 Buildings                                       40 years
                 Improvements                                    40 years

    The  aggregate   cost  for  Federal  income  tax  purposes  was
approximately $383,644,529 at December 31, 1996.


The changes in total real estate  assets for the period ended
December 31, 1996 and 1995:

                                                1996            1995
                                                ----            ----
  Balance, beginning of period              278,731,167     217,215,307
  Developed or acquired properties          107,378,064      59,537,217
  Improvements                                2,898,250       1,978,643
                                          -------------    ------------
        Balance, end of period            $ 389,007,481     278,731,167
                                          =============    ============


The changes in accumulated  depreciation  for the period ended
December 31, 1996 and 1995:

                                                1996            1995
                                                ----            ----

 Balance, beginning of period               18,631,310       13,117,581
 Depreciation for period                     7,581,915        5,513,729
                                          ------------      -----------
  Balance, end of period                  $ 26,213,225       18,631,310
                                          ============      ===========