Form 10-K/A
period 1996-12-31
REGENCY REALTY CORP
filed 1997-04-28
CIK 910606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transaction period from _________ to ____________

                           Commission File No. 1-12298

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

              Securities registered under Section 12(b) of the Act:

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,

   to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. (X)

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $165,638,487 based on the closing price on the New York Stock Exchange for such stock on March 20, 1997. The approximate number of shares of Registrant's Common Stock outstanding was 12,323,183 as of March 21, 1997.

                       Documents Incorporated by Reference

   None.

                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant

        The Company's Amended and Restated Articles of Incorporation divide the Board of Directors into three classes, as nearly equal in number as possible. Information concerning all incumbent directors and all nominees for director who will stand for election at the Company's 1997 annual meeting of shareholders, based on data furnished by them, is set forth below. Martin E. Stein, Jr. and Richard W. Stein are brothers, and Joan
   W. Stein is their mother. Mr. Underhill and Ms. Rogers have been nominated by Security Capital as its representatives to the Company's Board of Directors pursuant to a Stockholders Agreement between the Company and Security Capital, which gives Security Capital the right, under certain circumstances, to nominate for election by shareholders its proportionate share of the members of the Board (but generally not fewer than two, nor more than 49% of the directors).

                                                                Shares of
                                                                 Company
                                                                  Common
                                                                  Stock
                                                                   Owned
                                                      Year     Beneficially
                              Positions with the      First       as of
                    Class/    Company; Principal     Became      March 1,
                     Term     Occupations During    Director       1997
                    Expires    Past Five Years;      of the       (% of
       Name Age       (1)     Other Directorships    Company    Class)(2)

    Joan W.          Class   Chairman of the Board    1993       586,461(3)
    Stein*+           III    and Director of the                  (4.8%)
         (68)        1999    Company; Chairman
                             since 1968 of The
                             Regency Group, Inc.
                             ("TRG"), which
                             transferred
                             substantially all the
                             assets of its real
                             estate division to
                             the Company upon the
                             closing of the
                             Company's initial
                             public offering in
                             November 1993;
                             retired as a director
                             of Barnett Bank of
                             Jacksonville, N.A. in
                             1995.

    Martin E.        Class   President, Chief         1993       712,216(3)(4)
    Stein, Jr.*+      II     Executive Officer and                (5.8%)
         (44)        1998    Director of the
                             Company; President
                             and Chief Executive
                             Officer of TRG since
                             1988 and President of
                             TRG's real estate
                             division since 1981;
                             director of FRP
                             Properties, Inc., a
                             publicly held
                             transportation and
                             real estate company.

    Richard W.      Class I  President and Chief                 578,146(3)
    Stein           nominee  Executive Officer of
         (41)                Palmer & Cay of                      (4.7%)
                             Florida, Inc., an
                             insurance agency,
                             since 1993; Executive
                             Vice President and
                             director of TRG, 1989
                             to present.

    Douglas S.      Class I  Director of the          1993        12,123(5)
    Luke=            1997    Company; President
        (55)                 and Chief Executive
                             Officer since 1991 of
                             WLD Enterprises,
                             Inc., a Ft.
                             Lauderdale, Florida
                             based diversified
                             private investment
                             and management
                             company with
                             interests in
                             securities, real
                             estate and operating
                             businesses; managing
                             director of
                             Rothschild
                             Inc./Rothschild
                             Ventures from 1987 to
                             1990; director of DNA
                             Plant Technology
                             Corporation, an
                             agricultural
                             biotechnology
                             corporation, Orbital
                             Sciences Corporation,
                             a space systems
                             company, and Westvaco
                             Corporation, a
                             diversified paper and
                             chemicals
                             manufacturing
                             company.

    Mary Lou        Class I  Managing Director of      N/A        --
    Rogers          nominee  Security Capital
         (45)                Strategic Group
                             Incorporated, an
                             affiliate of Security
                             Capital, since March
                             1997, responsible for
                             developing retail
                             operating systems for
                             Security Capital
                             retailing-related
                             initiatives; Senior
                             Vice President,
                             Director of Stores-
                             New England, for
                             Macy's East/Federated
                             Department Stores
                             from 1994 to March
                             1997; Senior Vice
                             President, Director
                             of Stores for Henri
                             Bendels from 1993 to
                             1994; Senior Vice
                             President, Regional
                             Director of Stores
                             for the Burdines
                             Division of Federated
                             Department Stores,
                             from 1991 to 1993.

    A. R.            Class   Director of the          1993        10,623(5)
    Carpenter#+       II     Company; President
         (55)        1998    and Chief Executive
                             Officer (since
                             January 1992) of CSX
                             Transportation, Inc.,
                             with which he has
                             held a variety of
                             positions since 1962,
                             including Executive
                             Vice President-Sales
                             and Marketing (from
                             1989 to 1992);
                             director of Barnett
                             Banks, Inc., a
                             Jacksonville based
                             bank holding company,
                             and its affiliate,
                             Barnett Bank of
                             Jacksonville, N.A.,
                             Florida Rock
                             Industries, Inc.,
                             Stein Mart, Inc., a
                             Jacksonville based
                             discount retailer,
                             and American Heritage
                             Life Insurance
                             Company.

    J. Dix Druce,    Class   Director of the          1993        10,039(5)
    Jr.=              II     Company; President
         (49)        1998    and director of Life
                             Service Corp., Inc.,
                             a life insurance
                             management company,
                             since 1988; Chairman
                             of the Board and
                             President of American
                             Merchants Life
                             Insurance Company and
                             its parent, AML
                             Acquisition Company,
                             since October 1992;
                             President and
                             director (Chairman
                             from May 1989 to July
                             1991) of National
                             Farmers Union Life
                             Insurance Company
                             from 1987 to 1991;
                             President and
                             director of Loyalty
                             Life Insurance
                             Company and NFU
                             Acquisition Company
                             from 1987 to 1991;
                             director of American
                             National Bank of
                             Florida.

    Edward L.        Class   Director of the          1993        12,271(5)
    Baker#+           III    Company; Chairman of
         (62)        1999    the Board of Florida
                             Rock Industries,
                             Inc., a publicly held
                             construction
                             materials company
                             listed on the
                             American Stock
                             Exchange, and its
                             affiliate, FRP
                             Properties, Inc.,
                             since May 1989 and
                             President from 1967
                             to May 1989; director
                             of American Heritage
                             Life Insurance
                             Company, based in
                             Jacksonville,
                             Florida, and Flowers
                             Industries, a
                             producer of baked
                             goods located in
                             Thomasville, Georgia.

    J. Alexander     Class   Founder, Chairman and    1997        67,616
    Branch III        III    Chief Executive
         (55)       nominee  Officer for more than
                             five years of Branch
                             Properties, L.P. and
                             predecessors, prior
                             to the transfer by it
                             of substantially all
                             its assets to a
                             partnership
                             controlled by the
                             Company.

    Albert           Class   Director of the          1993         9,617(5)
    Ernest, Jr.#+     III    Company; President of
         (66)        1999    Albert Ernest
                             Enterprises, a
                             consulting and
                             investment firm;
                             director of Barnett
                             Banks, Inc., from
                             1982 until 1991,
                             President and Chief
                             Operating Officer
                             from November 1988
                             until his retirement
                             in 1991, and Vice
                             Chairman from 1984 to
                             1988; director of
                             Florida Rock
                             Industries, Inc., and
                             its affiliate, FRP
                             Properties, Inc.,
                             Stein Mart, Inc., a
                             publicly held
                             discount apparel
                             chain based in
                             Jacksonville,
                             Florida, Emerald
                             Funds and Wickes
                             Lumber Co., a
                             publicly held
                             retailer and
                             distributor of
                             building materials.

    Robert S.        Class   Senior Vice President     N/A        --
    Underhill         III    of Security Capital
         (41)       nominee  Strategic
                             Group, Inc., from
                             1995 to present,
                             where he is
                             responsible for
                             researching corporate
                             and portfolio
                             acquisitions; Senior
                             Vice President,
                             LaSalle Partners
                             Limited, a real
                             estate investment
                             firm, from 1993 to
                             1994; and Vice
                             President of its
                             affiliate, LaSalle
                             Partners
                             International, from
                             1990 to 1993.

   _________________________
   * Member of the Executive Committee, any meeting of which also must include any one of the outside directors.
   =    Member of the Audit Committee.
   #    Member of the Compensation Committee.
   +    Member of the Nominating Committee.

   (1) The Company's Amended and Restated Articles of Incorporation divide the Board of Directors into three classes, as nearly equal in number as possible, with directors elected for three-year terms.
   (2) Where percentage is not indicated, amount is less than 0.1% of total outstanding Common Stock. Unless otherwise noted, all shares are owned directly, with sole voting and dispositive powers.
   (3) Includes 160,263 shares held through The Regency Group, Inc. The named individual is deemed to have shared voting and investment power over these shares by virtue of testamentary trusts and a voting trust of which the Steins and John D. Baker, II are trustees, which trusts own 100% of the voting stock of The Regency Group, Inc. Also includes 307,147 shares and 108,235 shares held through two family partnerships, The Regency Group II and Regency Square II, respectively. The general partners of The Regency Group II and Regency Square II are the Steins, and a testamentary trust of which the Steins and Mr. Baker are trustees.
   (4)  Includes 40,000 shares subject to presently exercisable options.
   (5)  Includes 5,000 shares subject to presently exercisable options.



   Item 11.  Executive Compensation

        The following table summarizes the compensation paid or accrued by the Company for services rendered during fiscal 1996, 1995 and 1994 to the Company's Chief Executive Officer and to the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                                                                               Long-Term
                                            Annual Compensation               Compensation

                                                                        Restricted   Securities
        Name & Principal                            Cash       Stock      Stock      Underlying     SPP Loan       All Other
            Position          Year    Salary(1)   Bonus(2)   Bonus(2)    Awards(3)  Options/SARs    Awards(4)   Compensation(5)

    Martin E. Stein, Jr.      1996     $252,391   $102,250   $123,750   $168,000         0          $186,338      $34,439
     President and Chief      1995      240,000     56,760     86,640       0            0           103,950       23,331
     Executive Officer        1994      230,000      1,000     94,500       0            0            69,300       11,868

    Bruce M. Johnson          1996      145,076     52,750     63,250     84,000         0            84,083       19,753
     Executive Vice           1995      135,000     29,560     42,840       0            0            41,580       14,142
     President and Chief      1994      123,000      1,000     46,370       0            0            27,720       12,019
     Financial Officer

    Robert C. Gillander, Jr.  1996      137,500     50,005     59,895     73,500         0            80,502       18,266
     Executive Vice           1995      125,000     25,000     36,000       0            0            41,580       13,175
     President, Investments   1994      116,000      1,000     40,320       0            0            27,720       11,736

    James D. Thompson         1996      129,826     47,350     56,650     68,250         0            71,185       17,929
     Executive Vice           1995      121,000     25,840     37,260       0            0            36,383       12,930
     President, Operations    1994      116,000      1,000     40,320       0            0            24,256       11,648

    Richard E. Cook           1996      125,114     31,000     30,000     68,250         0            74,535       17,038
     Senior Vice President,   1995      121,000     23,560     33,840       0            0            41,580       12,930
     Development(6)           1994      116,000      1,000     40,320       0            0            27,720       12,040

   _________________________
   (1)  Includes amounts deferred under the 401(k) feature of the Company's profit sharing plan.
   (2)  Bonuses for the year ended December 31, 1996 were paid 45% in cash and 55% in stock; for the year ended December 31, 1995 were paid 40%
        in cash and 60% in stock; and for the year ended December 31, 1994 were paid 100% in stock.
   (3)  Consists of the fair market value of restricted stock awards on
        December 31, 1996, the date of grant.  Awards vest 34%, 33% and 33%
        on the first, second and third anniversary date of the grant provided that the executive is employed by the Company or any affiliate on the date of vesting, except that Mr. Cook's award could vest in full in
        January 1998, subject to the provisions of his termination agreement.
        The executive is entitled to dividends and voting rights on unvested shares.  Unvested shares, representing the full amount of the awards listed above, held by the named executives as of the date of this
        Proxy Statement are as follows:  Mr. Stein, 6,400 shares; Mr.
        Johnson, 3,200 shares; Mr. Gillander, 2,800 shares; Mr. Thompson,
        2,600 shares; and Mr. Cook, 6,500 shares.
   (4)  Represents amounts earned by the named executive officers in accordance with the terms of Stock Purchase Plan that is part of the
        Company's 1993 Long Term Omnibus Plan.
   (5)  Consists of (a) contributions in the form of stock to the Company's profit sharing and 401(k) plan for 1996, 1995 and 1994, the non-
        401(k) portion of which was based on the attainment of predetermined levels of funds from operations per share, and stock bonuses in the amount equal to what would have been contributed to the 401(k) plan in the absence of applicable IRS limitations: Mr. Stein, $33,629,
        $22,521 and $11,448; Mr. Johnson, $18,943, $13,332 and $11,448; Mr.
        Gillander, $13,456, $12,365 and $11,448; Mr. Thompson, $17,119,
        $12,120 and $11,448; and Mr. Cook, $16,228, $12,120 and $11,448; and
        (b) excess term life insurance premiums for 1996, 1995 and 1994: Mr.
        Stein, $810, $810 and $420; Mr. Johnson, $810, $810 and $571; Mr.
        Gillander, $810, $810 and $288; Mr. Thompson, $810, $810 and $200 and
        Mr. Cook, $810, $810 and $592.
   (6)  Mr. Cook resigned from the Company effective January 31, 1997.


        Employment Agreements. The Company has entered into a three-year employment agreement with Martin E. Stein, Jr., the Company's President and Chief Executive Officer, providing for an annual base salary and participation in the Company's executive compensation plans on the same terms as other executive officers. The agreement, which was effective in October 1993, will be renewed automatically for an additional year on each anniversary date thereof so that the remaining term will be three years, unless either party gives written notice of non-renewal. The agreement provides for Mr. Stein to receive base salary and incentive compensation for the remainder of the term of the agreement in the event that he is terminated, his responsibilities are materially reduced or the Company's headquarters are relocated from Jacksonville, Florida as a result of a sale, merger or other change of control of the Company. The Company has entered into agreements with its executive officers that provide for the payment of salary and benefits for a specified period in the event of a change of control only. A change of control is defined to include a change in at least one-third of the directors (unless recommended by a majority of the continuing directors), the acquisition by any person of at least 30% of the combined voting power of the Company's outstanding securities unless pursuant to transactions approved by a majority of the continuing directors, certain mergers, and a sale of substantially all the Company's assets.

        Options. The following table sets forth information concerning the value of unexercised options as of December 31, 1996 held by the executives named in the Summary Compensation Table above. No options were exercised during 1996.


                          OPTION YEAR-END VALUES TABLE


                            Number of Unexercised       Value of Unexercised
                           Options at December 31,     In-the-Money Options at
                                    1996                  December 31, 1996
    Name                  Exercisable/Unexercisable   Exercisable/Unexercisable

    Martin E. Stein, Jr.  40,000 (E) / 0 (U)                   $280,000

    Bruce M. Johnson      16,000 (E) / 0 (U)                    112,000

    Robert C. Gillander,  16,000 (E) / 0 (U)                    112,000
    Jr.

    James D. Thompson     14,000 (E) / 0 (U)                     98,000

    Richard E. Cook       16,000 (E) / 0 (U)                    112,000

   _________________________


        Stock Purchase Plan Loans. To further align the interest of management with the Company's shareholders, the Company has implemented a stock purchase plan ("SPP") as part of its Long-Term Omnibus Plan to encourage stock ownership by management. Management purchased 226,000 shares under this program during 1993 and 1996 at fair market value at the time of purchase. The stock purchases were funded by SPP loans from the Company (averaging 92% of the purchase price) and cash provided directly from management. The current SPP loans outstanding are fully secured by a portion of the stock purchased, have full recourse to management, are interest only (due quarterly) with fixed rates of interest of 7.34% to 7.79%, and mature in 10 years. As part of the program, a portion of the loans may be forgiven annually based on Company FFO performance, and total shareholder return.

        The following table sets forth as of March 1, 1997, the amounts outstanding under the SPP loan program from each of the Company's executive officers.

                              SPP Loan Balance       Largest Balance
    Executive Officer           March 1, 1997     Since January 1, 1996

    Martin E. Stein, Jr.           $651,662              $838,000

    Bruce M. Johnson                314,767               398,850

    Robert C. Gillander, Jr.        294,479               374,981

    James D. Thompson               261,896               333,081

    Richard E. Cook                 163,645               335,200


        Compensation of Directors. In 1996, the Company paid an annual fee of $17,000 to each of its directors, other than the Chairman and the President, plus $2,500 per year for service on a Board committee ($3,000 per year for chairing a committee). Directors' fees are currently paid in shares of Common Stock, unless the director elects to receive all or any portion of the fees in cash. Non-employee directors also receive non-qualified options to purchase 1,000 shares of Common Stock at the end of each year and may elect to participate in a stock purchase matching program that provides for a total stock value match of up to $10,000 per year. The options vest one year after grant and have a term of ten years and an exercise price equal to the greater of the fair market value of the Common Stock on the date of grant or the average trading price of the Common Stock on the 20 business days preceding the date of grant.


   Compensation Committee Interlocks
   and Insider Participation

        During the year ended December 31, 1996, Martin E. Stein, President and Chief Executive Officer of the Company, served on the board of directors of FRP Properties, Inc. Edward L. Baker, Chairman of the Board of FRP Properties, Inc. is a member of the Company's Compensation Committee.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table shows certain information relating to the beneficial ownership as of March 1, 1997 of (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, which is the only outstanding class of voting securities of the Company, (ii) each director and nominee for director, (iii) each of the named executive officers shown in the Summary Compensation Table elsewhere herein, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed exercise sole voting and dispositive power over the shares.

                                                                  Percent
                                      Amount and Nature of       of Voting
         Beneficial Owner(1)          Beneficial Ownership     Securities(2)

    Security Capital U.S.        )         5,246,078               42.6%
    Realty(3)                    )
    Security Capital Holdings    )
    S.A.                         )

    AXA Assurances I.A.R.D.      )
    Mutuelle(4)                  )
                                 )
    AXA Assurances Vie           )
    Mutuelle(4)                  )
                                 )
    Alpha Assurances             )           623,700(6)             5.1%
    I.A.R.D. Mutuelle(5)         )
                                 )
    Alpha Assurances             )
    Vie Mutuelle(5)              )
                                 )
    Uni Europe Assurance         )
    Mutuelle(7)                  )
                                 )
    AXA(8)                       )
                                 )
    The Equitable Companies      )
    Incorporated(9)              )


    Joan W. Stein(10)            )
                                 )
    Martin E. Stein, Jr.(10)     )
                                 )

    Richard W. Stein(11)         )           733,440(12)(13)         5.9%
                                 )
    Robert L. Stein(14)          )
                                 )
    John D. Baker II(15)         )


    Edward L. Baker                           12,271(16)             *

    A.R. Carpenter                            10,623(16)             *

    J. Dix Druce, Jr.                         10,039(16)             *

    Albert Ernest, Jr.                         9,617(16)             *

    Douglas S. Luke                           12,123(16)             *

    Paul E. Szurek                             4,078(16)             *

    J. Marshall Peck                           4,728(16)             *

    J. Alexander Branch III                   67,616(17)

    Mary Lou Rogers(18)                        --                   --

    Robert S. Underhill(18)                    --                   --

    Bruce M. Johnson                          58,717(13)(19)         *


    Robert C. Gillander, Jr.                  55,180(19)             *

    James D. Thompson                         47,952(19)             *

    Richard E. Cook(20)                       54,857(19)


    All directors, nominees for            1,026,384(21)            8.2%
    director and executive
    officers as a group (a total
    of 17 persons)

   ________________________
   *    Less than one percent.

   (1) Information presented in this table and related notes has been obtained from the beneficial owner and from reports filed by the beneficial owner with the Securities and Exchange Commission pursuant to Section 13 of the Securities Act of 1934.
   (2) The percentages shown on the above table do not take into account the shares of Common Stock issuable upon conversion of the Company's Class B Non-Voting Stock (the "Class B Stock"). The Company has outstanding a total of 2,500,000 shares of Class B Stock held by a single institutional investor which are convertible into Common Stock at the holder's option beginning December 20, 1998, subject to certain numerical limitations, including a requirement that conversion not result in the holder being the beneficial owner of more than 4.9% of the Company's outstanding Common Stock. The Class B Stock will be immediately convertible into Common Stock in full upon the occurrence of certain extraordinary events or defaults, including certain changes in management. A total of 2,975,468 shares of Common Stock are issuable upon conversion of the Class B Stock. Based on the number of shares of Common Stock outstanding on the record date for the annual meeting (and assuming no other changes), the 2,975,468 shares of Common Stock issuable upon conversion of the Class B Stock would constitute approximately 19.4% of the Common Stock outstanding immediately following conversion.
   (3) The business address of Security Capital U.S. Realty and Security Capital Holdings S.A. (collectively, "Security Capital") is 69, route d'Esch, L-1470 Luxembourg.
   (4) The business address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is La Grande Arche, Pardi Nord, 92044 Paris La Defense France.
   (5) The business address of Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle is 101-100 Terrasse Boieldieu, 92042 Paris La Defense France.
   (6) AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle and AXA, as a group, disclaim any beneficial ownership of these shares which include 64,000 shares over which the reporting parties exercise shared voting power.
   (7) The business address of Uni Europe Assurance Mutuelle is 24 Rue Drouot, 75009 Paris France.
   (8)  The business address of AXA is 23 Avenue Matignon, 75008 Paris
        France.
   (9) The business address of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019.
   (10) The business address of Joan W. Stein and Martin E. Stein, Jr. is 121 West Forsyth Street, Suite 200, Jacksonville, Florida 32202.
   (11) The business address of Richard W. Stein is 1650 Prudential Drive, Suite 304, Jacksonville, Florida 32207.
   (12) Includes 160,263 shares held through The Regency Group, Inc. The named individual is deemed to have shared voting and investment power over these shares by virtue of testamentary trusts and a voting trust of which the Steins and John D. Baker, II are trustees, which trusts own 100% of the voting stock of The Regency Group, Inc. Also includes: 307,147 shares and 108,235 shares owned through two family partnerships, The Regency Group II and Regency Square II, respectively. The general partners of The Regency Group II and Regency Square II are the Steins and a testamentary trust of which the Steins and Mr. Baker are trustees. Also includes: 10,816 shares owned by Joan W. Stein, individually; 92,571 shares owned by Martin
        E. Stein, Jr., individually; 40,000 shares subject to presently exercisable options held by Martin E. Stein, Jr.; 4,000 shares held by a trust of which Martin E. Stein, Jr. is the beneficiary; 1,305 shares held for the benefit of Martin E. Stein, Jr.'s minor children over which he has sole voting and dispositive power; 2,501 shares owned by Richard W. Stein, individually; 3,407 shares owned by Robert
        L. Stein, individually; 2,000 shares subject to presently exercisable options held by Robert L. Stein; and 2,500 shares held for the benefit of Robert L. Stein's minor children, over which he has sole voting and dispositive power.
   (13) Excludes 46,691 shares held by the Company's 401(k) plan, of which Messrs. Martin E. Stein, Jr. and Johnson are trustees. The trustees have shared voting power over these shares.
   (14) Robert L. Stein's business address is 1610 Independent Square, Jacksonville, Florida 32202.
   (15) Mr. Baker's business address is 155 E. 21st Street, Jacksonville, Florida 32206.
   (16) Includes the following shares covered by presently exercisable options: Mr. Baker, 5,000 shares; Mr. Carpenter, 5,000 shares; Mr. Druce, 5,000 shares; Mr. Ernest, 5,000 shares; Mr. Luke, 5,000 shares; Mr. Szurek, 3,000 shares; and Mr. Peck, 3,000 shares.
   (17) Excludes 80,309 shares issuable upon redemption of limited partnership units held by Mr. Branch and 2,228 shares issuable upon redemption of limited partnership units held by Mr. Branch's wife as trustee for the benefit of their children.
   (18) Nominee for director.
   (19) Includes the following shares covered by presently exercisable options: Mr. Johnson, 16,000 shares; Mr. Gillander, 16,000 shares; Mr. Thompson, 14,000 shares; and Mr. Cook, 16,000 shares.
   (20) Mr. Cook resigned as Senior Vice President, Development, effective January 31, 1997.
   (21) Includes 119,000 shares subject to presently exercisable options.

        Security Capital has agreed to a five-year standstill (renewable for additional one-year terms) in its Stockholders Agreement with the Company, as amended, pursuant to which Security Capital may not, among other things, (i) acquire more than 45% of the Company's outstanding Common Stock on a fully diluted basis, (ii) transfer shares in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock unless the Company approves the transfer, in its sole discretion, (iii) act in concert with any third parties as part of a 13D group, or (iv) seek to change the composition or size of the Board of Directors (except as provided in the Stockholders Agreement with respect to Security Capital's representation on the Board). During the standstill term, Security Capital is generally required to vote its shares of Common Stock in accordance with the recommendation of the Company's Board of Directors or proportionally in accordance with the vote of the other holders of the Common Stock except with respect to the election of Security Capital's nominees to the Company's Board (as to which Security Capital can vote its shares in its sole discretion) and with respect to an amendment to the Company's Articles of Incorporation or Bylaws and certain extraordinary matters (as to which Security Capital may vote Common Stock owned by it up to 40% of the outstanding shares).

        The standstill will terminate automatically prior to the end of its stated term upon the occurrence of certain events, including the acquisition by another person or group of 9.8% or more of the voting power of the Company's outstanding voting securities. Opportunity Capital Partners II Limited Partnership, a Maryland limited partnership ("OCP"), is expected to have beneficial ownership of more than 9.8% of the Common Stock following the exercise by it of redemption rights with respect to units of limited partnership interest that are redeemable for Common Stock. Security Capital has agreed that the standstill will not be terminated by OCP's exercise of redemption rights so long as the shares acquired by OCP as a result of such exercise are held directly and beneficially by OCP. The waiver of the termination of the standstill also extends to (i) 225,930 shares beneficially owned for various managed accounts by ABKB/LaSalle Securities Limited, an affiliate of OCP's general partner ("ABKB/LaSalle") (including 32,200 shares held in a discretionary account for the benefit of OCP's limited partner), but only to the extent that such shares are continuously held in each such account, and (ii) up to 4.9% of the outstanding Common Stock beneficially owned as a result of the conversion of Class B Stock, which is beneficially owned by an affiliate of ABKB/LaSalle for another client. However, the waiver will terminate as to all the shares described above if OCP, ABKB/LaSalle, any other affiliate of OCP, or any member of a group of which OCP is a member acquires beneficial ownership of any additional voting securities of the Company or takes any other actions that would otherwise result in the termination of the standstill.

        During the standstill period, OCP has agreed with the Company that OCP will not, and OCP and ABKB/LaSalle have agreed that they will not cause other managed accounts for OCP's limited partner (collectively with OCP, the "OCP Accounts") to acquire additional shares (i) so long as OCP continues to beneficially own more than 9.8% of the Common Stock, on a fully diluted basis, or (ii) thereafter if, after giving effect to the acquisitions, the OCP Accounts would own more than 9.8% of the Common Stock, on a fully diluted basis. However, neither ABKB/LaSalle nor any of its affiliates is so bound with respect to any of their other clients or accounts. Accordingly, if ABKB/LaSalle becomes the beneficial owner of any shares that are not exempted from the standstill waiver as described above (or if any of the exempted shares are transferred between ABKB/LaSalle affiliates even though their aggregate beneficial ownership does not decrease), then all shares beneficially owned by OCP, ABKB/LaSalle and their affiliates will be counted in determining whether Security Capital's standstill has terminated. If after any such event such persons then beneficially own more than 9.8% of the outstanding Common Stock, the standstill will terminate, and Security Capital will not be restricted in the voting of the shares that it owns or in any other action that it might take as a shareholder of the Company.


   Item 13.  Certain Relationships and Transactions

        The Audit Committee of the Board of Directors is responsible for evaluating the appropriateness of all related-party transactions.

        Company Option on TRG Properties. TRG and Joan W. Stein, Martin E. Stein, Jr. and Robert L. Stein (who are directors of the Company, and together with Richard W. Stein, the "Steins") have retained interests in properties that were determined not to be appropriate for ownership by the Company initially because their transfer is restricted or because they lack cash flow or are of a type presently inconsistent with the Company's investment objectives. Upon consummation of the Company's initial public offering in 1993, TRG granted options to the Company for all of the properties (the "Option Properties") that TRG has the right to option and that are likely to become suitable for Company investment, e.g., land that can be developed into shopping centers or suburban office buildings. One of the Option Properties consists of a 19-story downtown office building in Fort Lauderdale, Florida ("BBP"), as to which the Company has been granted a right of first refusal. The remaining Option Properties consist of land in Florida that does not produce any cash flow. The Company has an option to purchase any of these properties, in whole or in part, for development as a Company property at a price equal to the sum of (i) 85% of the appraised value of the property multiplied by the percentage interest of TRG in the partnership that owns the property, plus (ii) 100% of the appraised value of the property multiplied by the percentage interest of any existing third party partners who also own an interest in the property.

        Management Services for TRG and its Affiliates. The Company, through its affiliate Regency Realty Group, Inc. (the "Management Company"), provides management and leasing services for BBP, and also will receive brokerage fees for arranging the sale of any of the Option Properties, in the event the Company does not acquire them, and development fees for providing development services for the Option Properties that consist of land held for sale. These arrangements are intended to give the Company the economic benefit from the management, leasing, brokerage and development activities with respect to such properties. All of such services are provided on terms and conditions no less favorable to the Management Company than the terms and conditions on which the Management Company provides similar services to third parties. The Audit Committee of the Board of Directors is required to review annually the terms and conditions on which such services are provided. During the year ended December 31, 1996, TRG paid the Management Company an aggregate of $413,199 for such services. The Management Company also will receive incentive compensation for developing certain Option Properties for others and for arranging the sale of certain Option Properties as to which the Company elects not to exercise its options in the form of a share of TRG's net proceeds from such activities in excess of specified levels.

        Administrative Services for TRG and its Affiliates. From time to time, certain personnel of the Company or its subsidiaries provide risk management, accounting, office space and other services to TRG and certain of its affiliates, including the Steins, pursuant to an administrative services agreement entered into in November 1993. The cost of such services are reimbursed by TRG based on percentage allocations of management time and general overhead made in compliance with applicable regulations of the Internal Revenue Service. The Audit Committee of the Board of Directors is required to review annually the cost allocations made pursuant to the administrative services agreement. During the year ended December 31, 1996, $95,000 was reimbursed to the Company under this agreement.

        Cost Sharing Arrangement with Management Company. The Company manages, leases and develops its own properties under employee and cost sharing arrangements with the Management Company. TRG owns 95% of the voting common stock of the Management Company, and the Company owns 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. The cost sharing arrangements are based on allocations of management time and general overhead made on an arm's-length basis and in compliance with applicable regulations of the Internal Revenue Service. All such cost sharing arrangements must be reviewed annually by the Audit Committee of the Board of Directors, and any changes in such arrangements must be approved by a majority of the Company's independent directors. Under generally accepted accounting principles, all items of income and expense of the Management Company are consolidated with the Company and included in the Company's financial statements, net of inter-company transactions.

        Limited Partnership Agreement with WLD Enterprises, Inc. The Company, through its subsidiary RRC JV One, Inc., has entered into a limited partnership with WLD Realty, Ltd. known as Regency Ocean East Partnership, Ltd. in which the Company, as general partner, owns a twenty-five percent (25%) interest and WLD Realty, Ltd., as limited partner, owns a seventy-five percent (75%) interest. Douglas S. Luke, a director of the Company, is President and Chief Executive Officer of WLD Enterprises, Inc. ("WLD"), an affiliate of WLD Realty, Ltd., and also owns a 3.85% interest in WLD Realty, Ltd. The purpose of the partnership is to operate Ocean East, a Florida shopping center. Each partner contributed their pro rata share of capital on the closing date, January 31, 1996. Future distributions from the operations of the shopping center will be made pro rata until each partner has achieved a cumulative internal rate of return of 12%, then distributions will be 50% to each partner. In the event of sale or refinancing, distributions to each partner after return of capital will be pro rata and after an IRR of 18% will be 50% to each partner. In the opinion of the Board of Directors, the terms of the partnership agreement are at least as favorable as those that could be obtained from entering into a partnership with an unrelated party.

        Consulting Services from Security Capital Affiliate. Security Capital Investment Research, Inc.("SCII"), an affiliate of Security Capital, provides consulting services from time to time on an as-needed basis to the various entities in which Security Capital has invested. During the year ended December 31, 1996, the Company accrued consulting fees and expenses to SCII of approximately $95,000, primarily for due diligence assistance in connection with the Branch Transaction.

        Other. Richard W. Stein, a nominee for director and the son and brother, respectively, of Joan W. Stein, the Company's Chairman, and Martin E. Stein, Jr., the Company's President and a director, is President and Chief Executive Officer, and a director of Palmer & Cay/Carswell, Inc., an independent insurance agency. During the year ended December 31, 1996, the Company obtained insurance through Palmer & Cay/Carswell for which Palmer & Cay/Carswell received commissions in the aggregate amount of approximately $127,000.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly executed this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REGENCY REALTY CORPORATION


   Date:  April 28, 1997         By:  /s/ Martin E. Stein, Jr.
                                      Martin E. Stein, Jr.
                                      President and Chief Executive Officer