Form 10-Q
period 1997-03-31
REGENCY REALTY CORP
filed 1997-05-15
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 11, 1997, there were 12,327,759 shares outstanding of the registrant's common stock.

Item 1.    Financial Statements

                           REGENCY REALTY CORPORATION
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996


                                                March 31,       December 31
                                                  1997             1996
                                                  ----             ----
Assets
Real estate investments, at cost:
     Land                                     $ 167,903,398      85,395,120
     Buildings and improvements                 476,059,049     305,277,505
     Construction in progress for resale         10,078,495       1,695,062
                                                -----------     -----------
                                                654,040,942     392,367,687
     Less:  accumulated depreciation             28,913,557      26,213,225
                                                -----------     -----------
                                                625,127,385     366,154,462
     Investments in  real estate
         partnerships                             1,788,919       1,035,107
                                                -----------     -----------
          Real estate investments,net           626,916,304     367,189,569

Cash and cash equivalents                        14,629,155       8,293,229
Tenant receivables,  net of allowance for
  uncollectible accounts of $1,736,091
  and $832,091 at March 31, 1997
  and December 31, 1996, respectively             2,625,342       5,281,419
Deferred costs, less accumulated
  amortization of $2,808,747 and
  $2,519,019 at March 31, 1997
  and December 31, 1996, respectively             4,094,833       3,961,439
Other assets                                      1,412,795       1,798,393
                                                -----------     -----------
                                              $ 649,678,429     386,524,049
                                                ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable                     200,049,115      97,906,288
     Acquisition and development
      line of credit                            104,851,185      73,701,185
     Accounts payable and other liabilities      12,779,833       6,300,640
     Tenants' security deposits                   1,896,959       1,381,673
                                                -----------     -----------
                 Total liabilities              319,577,092     179,289,786
                                                -----------     -----------

Redeemable partnership units                     91,220,262               -
Limited partners' interest in
 consolidated partnerships                        7,541,444         508,486

Stockholders' equity:
     Common stock $.01 par value per share:
       25,000,000 shares authorized;
       12,323,183 and 10,614,905 shares
       issued and outstanding at
       March 31, 1997 and December 31,
       1996, respectively                           123,232         106,149
    Special common stock - 10,000,000
       shares authorized: Class B $.01 par
       value per share, 2,500,000 shares
       issued and outstanding                        25,000          25,000
    Additional paid in capital                  249,416,189     223,080,831
    Distributions in excess of net income       (15,720,357)    (13,981,770)
    Stock loans                                  (2,504,433)     (2,504,433)
                                                -----------     -----------
             Total stockholders' equity         231,339,631     206,725,777
                                                -----------     -----------

                                              $ 649,678,429     386,524,049
                                                ===========     ===========


See accompanying notes to consolidated
financial statements.

                           REGENCY REALTY CORPORATION
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996

                                                   March 31,       March 31,
                                                     1997            1996
                                                   ---------       --------
Revenues:
  Minimum rent                                $  12,499,572       7,903,455
  Percentage rent                                   470,598         189,880
  Recoveries from tenants                         3,095,200       1,689,933
  Management, leasing and brokerage fees          1,641,191         711,017
  Equity in income of real estate
     partnership investments                         26,791           7,453
                                                -----------     -----------
         Total revenues                          17,733,352      10,501,738
                                                -----------     -----------
Operating expenses:
  Depreciation and amortization                   2,843,500       1,727,395
  Operating and maintenance                       2,482,781       1,702,535
  General and administrative                      2,221,006       1,265,320
  Real estate taxes                               1,820,089         920,065
                                                -----------     -----------
          Total operating expenses                9,367,376       5,615,315
                                                -----------     -----------
Interest expense (income):
  Interest expense                                3,737,031       2,401,861
  Interest income                                  (172,267)       (116,717)
                                                -----------     -----------
          Net interest expense                    3,564,764       2,285,144
                                                -----------     -----------
Income before minority interest                   4,801,212       2,601,279

Minority interest of redeemable
  partnership units                                 633,705               -
Minority interest of limited partners'
  interest in consolidated partnerships             130,735               -
                                                -----------     -----------
  Net income                                      4,036,772       2,601,279

Preferred stock dividends
                                                          -          25,550
                                                -----------     -----------

Net income for common stockholders           $    4,036,772       2,575,729
                                                ===========     ===========

Weighted average common shares outstanding       15,216,986       9,766,149
                                                ===========     ===========
Earnings per share (EPS):
  Primary EPS                                $          .31             .26
                                                ===========     ===========
  Fully diluted EPS                          $          .30             .26
                                                ===========     ===========

See accompanying notes to consolidated financial statements.

                        REGENCY REALTY CORPORATION
                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1997 and 1996

                                                     1997          1996
                                                     ====          ====
Cash flows from operating activities:
   Net income                                    $ 4,036,772     2,601,279
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation and amortization               2,843,500     1,727,395
       Deferred financing cost
         amortization                                211,390       157,056
       Minority interest in redeemable
         partnership units                           633,705             -
       Limited partners' minority
        interest in consolidated
        partnerships                                 130,735             -
       Equity in income of real estate
         partnership investments                     (26,791)       (7,453)
       Changes in assets and liabilities:
        Decrease in tenant receivables             3,265,886       997,022
        (Increase) in deferred leasing
          commissions                                (71,706)      (96,268)
        Decrease in other assets                     341,255        23,699
        Increase in tenants' security
         deposits                                     88,424         3,781
        Increase in accounts payable
         and other liabilities                     2,743,668       361,581
                                                  ----------   -----------
           Net cash provided by operating
            activities                            14,196,838     5,768,092
                                                 -----------   -----------
Cash flows from investing activities:
   Acquisition and development of real
     estate                                      (29,872,519)   (2,194,357)
   Investment in real estate partnership                   -      (818,975)
   Capital improvements                             (332,362)     (161,002)
   Construction in progress for resale            (1,920,183)   (3,323,479)
   Distributions received from real
      estate partnership investments                       -         6,199
                                                  -----------  -----------
         Net cash used in
           investing activities                  (32,125,064)   (6,491,614)
                                                  -----------  -----------
Cash flows from financing activities:
   Proceeds from common stock issuance            26,000,012             -
   Distribution to limited partner                   (12,116)            -
   Cash received from real estate
     investment                                    2,140,483             -
   Dividends paid to stockholders                 (5,775,359)   (3,241,319)
   Proceeds from acquisition and
      development line of credit                  31,150,000     4,768,120
   Proceeds from mortgage loans payable                    -     1,441,214
   Repayments of mortgage loans payable          (28,887,452)     (189,202)
   Deferred financing costs                         (351,416)      (63,686)
                                                 -----------   -----------
        Net cash provided by
          financing activities                    24,264,152     2,715,127
                                                 -----------   -----------
        Net increase in cash and
          cash equivalents                         6,335,926     1,991,605
                                                 -----------   -----------
Cash and cash equivalents at beginning of
period                                             8,293,229     3,401,701
                                                  ----------    ----------

Cash and cash equivalents at end of period      $ 14,629,155     5,393,306
                                                  ==========    ==========

See accompanying notes to consolidated financial statements.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

      (a) General. Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of owning, operating and developing neighborhood shopping centers. At March 31, 1997, the Company owned 81 properties in the southeastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

          The accompanying consolidated financial statements include the accounts of Regency Realty Group II, Inc. (the "Management Company"), it's wholly owned or majority owned properties and its joint ventures. All significant intercompany balances and transactions have been eliminated.

          These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission on March 25, 1997. Certain amounts for 1996 have been reclassified to conform to the presentation adopted in 1997.

      (b) Basis of Presentation. The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

      (c) Financial  Accounting  Standard No. 128.  During  February  1997,  the
          Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, (SFAS 128) "Earnings per Share". SFAS 128 governs the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and replaces the Primary and Fully diluted EPS calculations currently in use with calculations of Basic and Diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company will begin to calculate its EPS in compliance with SFAS 128 for the year ended December 31, 1997.

2.   Acquisition and Development of Real Estate

      On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. (the "Partnership") of which a subsidiary of the Company is the sole general partner, substantially all the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia. The assets acquired from Branch include 26 shopping centers totaling approximately 2,496,921 SF of gross leasable area including 473,682 SF currently under development or redevelopment. The Partnership acquired (i) a 100% fee simple interest in 19 of these operating properties and (ii) partnership interests (ranging from 30% to 97%) in 4 partnerships with outside investors ("Limited Partners' Interest") that own the remaining seven properties. In addition, the Company, through Regency Realty Group II, Inc., acquired Branch's third party development business, including build-to-suit projects, and third party management and leasing contracts for approximately 3.6 million square feet of shopping centers owned by third party investors.

      At closing,  the Company  invested $26 million in the  Partnership  to pay transaction costs and reduce debt assumed. The Partnership issued 3,373,801 redeemable partnership units ("Units") and the Company issued 155,797 shares of common stock to the sellers of Branch ("Unit Holders") at $26.85 for $94,769,706 and assumed $105,302,169 of debt (net of a
      $25,728,111 paydown at the date of closing). Limited partners' interest in consolidated partnerships of $6,914,339 was recorded for the four partnerships with outside investors. The operations of Branch are included from the date of acquisition and contributed $306,371 to net income for common stockholders net of the 67.4% minority interest share of redeemable partnership units of $633,705. For purposes of determining minority interest, the Company owned 32.6% of the outstanding Units in the Partnership at March 31, 1997. Upon approval by the Company's shareholders at is annual meeting on June 12, 1997, most of the outstanding Units held by Unit Holders are expected to be redeemed for Common stock based upon redemption notices already received. At completion of the redemption, the Company expects that it will own approximately 90% of the outstanding Units of the Partnership. The Company's directors, officers, and principal shareholders who own approximately 50.2% of the outstanding Common stock have signed voting agreements agreeing to vote all of their shares in favor of the redemption.

      In addition to the Branch acquisition, the Company completed the acquisition of three shopping centers during the first quarter. The properties are 100% owned unless noted otherwise as follows:

                                         Year        Date Acquired    Company
     Shopping Center       Location      Built      by the Company     GLA
     ---------------       --------     ------      --------------    -------
      Oakley Plaza     Asheville, N.C.    1988        03-14-97       118,727
    Mariners Village     Orlando, FL      1986        03-25-97       117,665
     Carmel Commons    Charlotte, N.C.    1979        03-28-97       132,647

3.   Acquisition and Development Line of Credit

     The Company has a $150 million unsecured revolving line of credit ("the Line") which is primarily used to acquire and develop real estate. The interest rate is Libor + 150 basis points with interest only for two years, and if then terminated, becomes a two year term loan with principal due in seven equal quarterly installments. The borrower may request a one year extension of the interest only revolving period annually in May of each year beginning in 1997.

4.   Stockholders' Equity

     On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with Security Capital U.S. Realty ("US Realty") granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting US Realty to certain restrictions including voting and ownership restrictions. The Agreement primarily granted US Realty (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve US Realty's pro rata ownership position; and
     (ii) the right to nominate a proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon US Realty's percentage ownership of outstanding Common Stock (but not to exceed 49% of the Board). As of March 31, 1997, US Realty has acquired 5,126,978 shares and is expected to acquire the remaining 2,372,422 shares at $17.625 per share no later than June, 1997.

     For a period of at least five years (subject to certain exceptions), Security Capital is precluded from, among other things, (i) acquiring more than 45% of the outstanding Common Stock on a fully diluted basis, (ii) transferring shares without the Company's approval in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock, or (iii) acting in concert with any third parties as part of a 13D group. Subject to certain exceptions, US Realty is required to vote its shares either as recommended by the Board of Directors or proportionately in accordance with the vote of the other shareholders.

     In connection with the Units and shares of Common Stock issued in exchange for Branch's assets on March 7, 1997, Security Capital had the right to acquire up to 3,771,622 shares of Common Stock at a price of $22-1/8 per share. However, pursuant to Amendment No. 1 to its Stockholders Agreement with the Company, Security Capital elected (i) to waive such rights with respect to all but 1,750,000 shares (or such lesser number, not less than 850,000 shares, as will not result in the Company ceasing to be a domestically controlled real estate investment trust), (ii) to initially defer its rights with respect to the 1,750,000 shares to no later than August 31, 1997, and (iii) to defer its rights with respect to any such shares, not to exceed 1,050,000 shares, that remain unpurchased on August 31, 1997 to no later than the first Earn-Out Closing, in order to permit Unit holders who are Non-U.S. Persons (as defined in the Company's Articles of Incorporation) to redeem their Units for Common Stock. Security Capital's participation rights (i) remain in effect, with respect to Units and shares issued at the Earn-Out Closings, and (ii) also remain in effect, at a price equal to the then market price of the Common Stock, with respect to shares issued upon the redemption of Units for Common Stock provided that Security Capital did not exercise its participation rights at the time of issuance of such Units.

5.   Earnings Per Share

     Additional Units and shares of Common Stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing of the acquisition of Branch (each an "Earn-Out Closing"), based on the performance of certain of the Partnership's properties (the "Property Earn-Out"). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to $15,974,188 at the first Earn-Out Closing and $22,568,851 at all Earn-Out Closings (including the first Earn-Out Closing). Since issuance of additional consideration is contingent upon increased earnings, for purposes of calculating fully diluted earning per share, net income has been adjusted to give effect to the increase in earnings specified by the Contribution Agreement with Branch Properties, L.P. that results in the largest potential dilution, and outstanding shares have been adjusted to include those shares contingently issuable upon attainment of the increased earnings level.

      Primary Earnings Per Share (EPS)
      Calculation:
         Weighted average common shares outstanding
           including redeemable partnership units                   15,216,986
                                                                    ----------

         Net income for common stockholders                       $  4,036,772
         Minority interest of redeemable partnership units             633,705
                                                                    ----------
                       Net income for Primary EPS                $   4,670,477
                                                                    ==========
                       Primary EPS                               $         .31
                                                                    ==========
      Fully Diluted Earnings Per Share
      Calculation:
         Primary common shares                                      15,216,986
          Contingent units or shares that
           could be issued to previous owners
           of Branch in 1998, 1999, and 2000
           if earned per the terms of the
           contribution agreement                                    1,020,061
                                                                    ----------
                      Total fully dilutes shares                    16,237,047
                                                                    ==========
        Required quarterly increase in income
         from real estate operations necessary to earn
         contingent shares, less applicable
         depreciation on increased purchase price                 $    122,518
        Net income for Primary EPS                                   4,640,477
                                                                    ----------
        Net income for common stockholders for
         computation of fully diluted earnings per share          $  4,792,995
                                                                    ==========
                     Fully diluted EPS                            $        .30
                                                                    ==========

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations
            (dollar amounts in thousands).


The  following   discussion  should  be  read  in  conjunction  with  the
accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q, the Company's December 31, 1996 Form 10-K, and the Company's Form 8-K dated March 7, 1997.

Business

       The Company's principal business is owning, operating and developing grocery anchored neighborhood shopping centers in targeted infill markets in the Southeast. At March 31, 1997 the Company owned 81 properties or approximately
8.3 million square feet (SF or GLA); 54% and 29% of the GLA of the properties are located in Florida and Georgia, respectively, and 61 are grocery anchored. At March 31, 1996, the Company owned 37 properties or approximately 4.1 million SF. The Company's four largest tenants in order by number of leased store locations, including properties under development, are Publix Supermarkets (24), Winn-Dixie Stores (12), Wal-Mart (5), and The Kroger Co. (5).

Acquisition and Development

      On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. (the "Partnership") of which a subsidiary of the Company is the sole general partner, substantially all the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia. The assets acquired from Branch include 26 shopping centers totaling approximately 2,496,921 SF of gross leasable area including 473,682 SF currently under development or redevelopment (the "Branch Properties"). The Partnership acquired (i) a 100% fee simple interest in 19 of these operating properties and
(ii) partnership interests (ranging from 30% to 97%) in 4 partnerships with outside investors that own the remaining seven properties. The Company also acquired the third party property management business of Branch with contracts on approximately 3.6 million SF of shopping center GLA that generate management fees and leasing commission revenues.

      The Partnership issued 3,373,801 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of Common Stock in exchange for the assets acquired and the liabilities assumed from Branch. The Units will be redeemable on a one-for-one basis in exchange for shares of Common Stock, subject to approval of the conversion rights by the Company's shareholders at the Company's 1997 annual meeting. The Company's directors, officers, and principal shareholders who own approximately 50.2% of the outstanding Common stock have signed voting agreements agreeing to vote all of their shares in favor of the redemption. The Company and Branch agreed to the Units and shares to be issued based upon a purchase price of approximately $78 million (3,529,598 combined Units and shares at $22.125, the fair market value of the Company's Common Stock on the date the terms of the acquisition were reached) plus the assumption of Branch's existing liabilities. On the date the acquisition was publicly announced, the average fair market value of the Company's common stock had risen to $26.85 per share. Accordingly, the purchase price of Branch as reflected in the Company's financial statements was increased to approximately $100 million (3,529,598 Units and shares at $26.85 and approximately $5 million in related reserves and transaction costs) plus the assumption of Branch's existing liabilities.

      Additional Units and shares of Common Stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing (each an "Earn-Out Closing"), based on the performance of certain of the Partnership's properties (the "Property Earn-Out"), and additional shares of Common Stock may be issued at the first and second Earn-Out Closings based on revenues earned from third party management and leasing contracts (the "Third Party Earn-Out" estimated to be approximately $750). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to $15.9 million at the first Earn-Out Closing and $22.6 million at all Earn-Out Closings (including the first Earn-Out Closing). The acquisition of Branch is discussed further in note 2, Acquisition and Development of Real Estate, of the notes to Consolidated Financial Statements.

       During the first quarter of 1997, the Company also acquired three shopping centers unrelated to the Branch Properties (the "1997 Acquisitions") for $27.6 million (including certain budgeted capital improvements designed to improve the performance of the acquired properties) for a total of 369,039 square feet. In addition to the acquisition of the Branch Properties and the 1997 Acquisitions, the Company also had seven grocery anchored shopping centers under development or redevelopment, which when completed in 1998, will represent a total investment of approximately $46.3 million. During the first quarter of 1996, the Company acquired one shopping center for $5.2 million.

Liquidity and Capital Resources

      The Company's total indebtedness at March 31, 1997 and 1996 was approximately $304.9 million and $125.6 million, respectively, of which $171.7 million and $94.7 million had fixed interest rates averaging 7.7% and 7.5%, respectively. The weighted average interest rate on total debt at March 31, 1997 and 1996 was 7.6%. Based upon the Company's total market capitalization (total debt and the market value of equity) at March 31, 1997 of $805 million (closing common stock price of $26.75 per share and total common stock and equivalents outstanding of 18.7 million), the Company's debt to total market capitalization ratio was 37.9% vs. 42.8% at March 31, 1997 and 1996, respectively. Included in outstanding debt at March 31, 1997 is $105 million of outstanding debt assumed as part of the Branch acquisition.

      The 1997 Acquisitions were financed from the Company's $150 million line of credit (the "Line"). At March 31, 1997, the balance of the Line was $104.9 million and had a variable rate of interest equal to the London Inter-bank Offered Rate ("Libor") plus 150 basis points.

      During 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Security Capital US Realty ("US Realty"). Under the Agreement, the Company agreed to sell 7,499,400 shares of common stock to US Realty at a price of $17.625 per share representing total maximum proceeds of approximately $132 million. During 1996, the Company sold 3,651,800 shares to US Realty for approximately $64.4 million and the proceeds were used to pay down the Line. The Company sold 1,475,178 shares to US Realty on March 3, 1997 and the $26 million proceeds were used to reduce debt assumed as part of the Branch transaction by $25.7 million. Not later than June, 1997, the Company will sell 2,372,422 shares committed to US Realty generating proceeds of approximately $41.8 million which will be used to pay down the Line. As part of the Agreement, US Realty also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company. For further discussion of the Agreement, see note 4, Stockholders' Equity, of the notes to Consolidated Financial Statements.

      The Company's principal demands for liquidity are dividends to stockholders, distributions to redeemable partnership unit-holders, the operation, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid dividends and redeemable partnership unit distributions of $5.8 million and $3.2 million to its stockholders and Unit holders during 1997 and 1996, respectively. In January 1997, the Company increased its quarterly common dividend to $.42 per share vs. $.405 per share in 1996. Total dividends expected to be paid by the Company during 1997 will increase substantially over 1996 due to the common stock dividend increase, the Agreement with US Realty, and the additional shares and Units issued as part of the Branch acquisition.

      As of March 31, 1997 and 1996, the Company's net cash used in investing activities was $32.1 million and $6.5 million, respectively, due to the real estate acquisitions, construction and building improvements as further discussed above. The Company anticipates that cash provided by operating activities, unused amounts under the Line, expected future sales of common stock to US Realty, and cash reserves are adequate to meet liquidity requirements. At March 31, 1997, the Company had cash balances of $14.6 million.

      The Company has made an election to be taxed, and is operating so as to qualify, as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, and accordingly has paid no Federal income tax since its Initial Public Offering in 1993. While the Company intends to continue to pay dividends to its stockholders, the Company will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

      The Company's real estate portfolio has grown substantially during 1997 as a result of the acquisitions and developments discussed above. In addition to the Branch acquisition, during 1997, the Company expects to exceed the 1996 level of real estate acquisitions of $107 million and intends to meet the related capital requirements, principally for the acquisition or development of new properties, from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

      Comparison of 1997 to 1996

      Revenues increased $7.2 million or 68.9% to $17.7 million in 1997. The increase is due primarily to the acquisition of Branch Properties and the 1997 Acquisitions providing $3.2 million in revenues in 1997 (partial year ownership), and the 1996 Acquisitions providing $3.7 million in 1997 compared with no revenue contribution during the first quarter of 1996 as a result of timing. At March 31, 1997, the real estate portfolio contained approximately 8.3 million SF, was 95.6% leased and had average rents of $9.18 per SF. Minimum rent increased $4.6 million or 58.2%, and recoveries from tenants increased $1.4 million or 83%. On a same property basis (excluding the 1997, 1996 and Branch Properties Acquisitions) revenues increased $340 or 3.2%, primarily due to higher occupancy levels. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $1.6 million in 1997 compared to $0.7 million in 1996, the increase due to the property management and leasing contracts acquired as part of the acquisition of Branch. At March 31, 1997, the Company managed properties for third party owners containing approximately 4.8 million SF vs. 1.2 million SF at March 31, 1996.

      Operating expenses increased $3.8 million or 66.8% to $9.4 million in 1997. Combined operating and maintenance expense and real estate taxes increased $1.7 million or 64% during 1997 to $4.3 million. The increase is due primarily to the acquisition of the Branch Properties and the 1997 Acquisitions generating $1.1 million in operating expenses in 1997 (partial year ownership) and the 1996 Acquisitions producing $1.4 million in operating expenses in 1997 compared with no expenses during the first quarter of 1996 as a result of timing. General and administrative expense increased 75.5% during 1997 to $2.2 million due to hiring new employees during 1997 and the fourth quarter of 1996 necessary to manage the properties recently acquired and expected to be acquired during 1997. Depreciation and amortization was 64.6% higher than 1996 due to the acquisition of the Branch Properties and the 1997 and 1996 Acquisitions.

      Interest expense increased to $3.7 million in 1997 from $2.4 million in 1996 or 55.6% due primarily to increased average outstanding loan balances associated as further discussed above. Net income for common stockholders was $4.037 million or $.31 per share in 1997 vs. $2.576 million or $.26 per share in 1996.

Funds from Operations

      The Company considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate, and after adjustments for unconsolidated investments in real estate partnerships and joint ventures, to be the industry standard for reporting the operations of real estate investment trusts
("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

      FFO increased $3.1 million or 72.7% from 1996 to 1997 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the periods ended March 31, 1997 and 1996 are summarized in the following table:

                                               1997        1996
                                               ----        ----

Net income for common stockholders         $  4,037       2,576
Add back:
  Real   estate   depreciation   and
   amortization, net                          2,756       1,724
  Minority  interests in net income
   of redeemable operating
   partnership units                            634           0
                                              -----       -----
Funds from operations                      $  7,427       4,300
                                              =====       =====

Cash flow provided by (used by):
  Operating activities               $       14,197       5,768
  Investing activities                      (32,125)     (6,492)
  Financing activities                       24,264       2,715

Weighted average shares outstanding          15,217       9,766
                                             ======       =====


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

Economic Conditions

      A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements to the Company for actual common area maintenance, insurance, and real estate taxes paid. In addition, 44% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 35% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. Lurias currently has four leases with the Company, all stores of which are closed. In May, 1997, Lurias went into default under three leases, and continued to be in default under the fourth lease. Rent from the Lurias leases represents approximately 0.7% of the Company's annualized total rent. The Company considers Lurias to be bound by the lease terms, however, the outcome of the default is uncertain. The Company has adequately reserved for the potential loss of any rents due from Lurias. The Company had no other significant defaults or bankruptcies during the first quarter of 1997.

      At March 31, 1997 approximately 8.8%, 4.0%, 2.9% and 2.1% of the Company's annualized total rent is received from Publix, Winn-Dixie, Kroger, and Wal-Mart, respectively (the "Four Major Tenants"). Although the Company considers the financial condition and its relationship with the Four Major Tenants to be good, a significant downturn in business or the non-renewal of expiring leases of the Four Major Tenants could adversely affect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they are typically anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

                                   PART II

Item 1.     Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 6.     Exhibits and Reports on Form 8-K

      A.    Exhibits:

      10.   Material Contracts:

            (a) Purchase and Sale Agreement, dated February 6, 1997 between Charlotte Capital Partnership, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Carmel Commons Shopping Center.

            (b) Purchase and Sale Agreement, dated November 26, 1996 between Boyle Investment Company, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Mariner's Village Shopping Center.

            (c) Purchase and Sale Agreement, dated February 6, 1997 between Wake Capital Partnership, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Oakley Plaza Shopping Center.

            (d) Purchase and Sale Agreement, dated August 15, 1995 between Charles L. Cooper and Mary R. Cooper , as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Weems Road land.

            (e)   Purchase and Sale Agreement, dated March 17, 1997 between
                  PDI ST. Lucie I Limited Partnership, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to East Port Plaza Shopping Center.

            (f) Purchase and Sale Agreement, dated March 17, 1997 between PDI Orlando III Limited Partnership, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Main Street Square Shopping Center.

            (g) Purchase and Sale Agreement, dated February 28, 1995 between The Institute for Econometric Research, Inc., as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to Deerfield Beach land.

            (h) Revolving Line of Credit Agreement May 30, 1994 between RRC GA ONE, Inc., as Borrower and Wachovia Bank of Georgia, N.A., as Lender.

            (i) First Modification to Revolving Line of Credit Agreement dated April 30, 1995 between RRC GA One, Inc., as Borrower and Wachovia Bank of Georgia, N.A., as Lender.

            (j) Second Modification to Revolving Line of Credit Agreement dated December 19, 1995 between RRC GA One, Inc., as Original Borrower, Regency Realty Group, Inc. as New Borrower and Regency Realty Corporation as Guarantor, and Wachovia Bank of Georgia, N.A., as Lender.

            (k) Third Modification to Revolving Line of Credit Agreement dated April 30, 1996 between Regency Realty Group, Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

            (l) Fourth Modification to Revolving Line of Credit Agreement dated November 1, 1996 between Regency Realty Group, Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

            (m) Fifth Modification to Revolving Line of Credit Agreement dated December 31, 1996 between Regency Realty Group, Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

            (n) Third Amendment to Credit Agreement dated March 7, 1997 between Regency Realty Corporation as Borrower, each of the Guarantors signatory hereto, each of the Lenders signatory hereto, and Wells Fargo Bank, N.A. and successor in interest to Wells Fargo Realty Advisors Funding, Inc., at Agent.

            (o)   Fourth Amendment to Credit Agreement dated March 24, 1997
                  between   Regency Realty Corporation as Borrower, each of
                  the Guarantors signatory hereto, each of the Lenders signatory hereto, and Wells Fargo Bank, N.A. and successor in interest to Wells Fargo Realty Advisors Funding, Inc., at Agent.

      B. A report on Form 8-K was filed March 14, 1997 reporting the acquisition of Branch Properties, L.P.

      C. A report on Form 8-K/A was filed March 20, 1997 reporting financial statements information and pro forma financial information:

            Financial Statements:
            Branch Properties, L.P. and Predecessor
                  Audited financial statements for the year ended December 31, 1996

            Pro Forma Financial Information:
                  Regency Realty Corporation
                     Pro Forma consolidating balance sheet
                       as of December 31, 1996 (unaudited)
                     Pro Forma consolidating statement of operations
                       for the year ended December 31, 1996 (unaudited)


27.   Financial Data Schedule

                                  SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      May 15, 1997                              REGENCY REALTY CORPORATION


                                         By: /s/  J. Christian Leavitt
                                                  ---------------------
                                                  Treasurer and Secretary