Form 10-Q
period 1997-06-30
REGENCY REALTY CORP
filed 1997-08-11
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 8, 1997, there were 21,973,806 shares outstanding of the registrant's common stock.

Item 1. Financial Statements

                           REGENCY REALTY CORPORATION
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996

                                                    June 30,       December 31,
                                                      1997            1996
                                                    -------        -----------
Assets
Real estate investments, at cost:
Land .........................................  $184,028,552       85,395,120
Buildings and improvements ...................   563,057,246      305,277,505
Construction in progress for resale ..........    16,406,330        1,695,062
                                                 -----------      -----------
                                                 763,492,128      392,367,687
Less:  accumulated depreciation ..............    32,950,739       26,213,225
                                                 -----------      -----------
                                                 730,541,389      366,154,462

Investments in  real estate partnerships .....     1,052,244        1,035,107
                                                 -----------      -----------
Real estate investments, net .................   731,593,633      367,189,569

Cash and cash equivalents ....................    13,412,380        8,293,229
Tenant receivables, net of allowance for
uncollectible accounts of $1,856,136
and $832,091 at June 30, 1997 and
December 31, 1996, respectively ..............     3,763,121        5,281,419
Deferred costs, less accumulated amortization
of $3,121,090 and $2,519,019 at June 30, 1997
and December 31, 1996, respectively ..........     4,143,534        3,961,439
Other assets .................................     2,070,106        1,798,393
                                                 -----------      -----------
                                                $754,982,774      386,524,049
                                                 ===========      ===========

Liabilities and Stockholders' Equity
Liabilities:
Mortgage loans payable .......................   245,106,691       97,906,288
Acquisition and development line of credit ...   111,331,185       73,701,185
Accounts payable and other liabilities .......    15,165,334        6,300,640
Tenants' security deposits ...................     2,084,679        1,381,673
                                                 -----------      -----------
Total liabilities ............................   373,687,889      179,289,786
                                                 -----------      -----------

Redeemable partnership units .................    13,821,093               -
Limited partners' interest in consolidated
partnerships .................................     8,447,480          508,486
                                                  ----------          -------
Total minority interest ......................    22,268,573          508,486
                                                  ----------          -------
Stockholders' equity:
Common stock $.01 par value per share:
150,000,000 shares authorized; 17,766,527
and 10,614,905 shares issued and outstanding
at June 30, 1997 and December 31, 1996,
respectively .................................       177,665          106,149
Special common stock - 10,000,000 shares
authorized:
Class B $.01 par value per share, 2,500,000
shares issued and outstanding ................        25,000           25,000
Additional paid in capital ...................   378,635,972      223,080,831
Distributions in excess of net income ........   (17,471,537)     (13,981,770)
Stock loans ..................................    (2,340,788)      (2,504,433)
                                                 -----------      -----------
Total stockholders' equity ...................   359,026,312      206,725,777
                                                 -----------      -----------


                                                $754,982,774      386,524,049
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Operations
             For the Three Months Ended June 30, 1997 and 1996

                                                    June 30,        June 30,
                                                      1997            1996
                                                    -------         -------
Revenues:
Minimum rent .................................... 18,061,032       8,097,696
Percentage rent .................................    637,339         233,840
Recoveries from tenants .........................  3,890,704       1,797,000
Management, leasing and brokerage fees ..........  2,046,334         809,485
Equity in income of real estate
partnership investments .........................    (9,654)          13,892
                                                  ----------      ----------
Total revenues .................................. 24,625,755      10,951,913
                                                  ----------      ----------

Operating expenses:
Depreciation and amortization ...................  4,231,170       1,838,445
Operating and maintenance .......................  3,505,909       1,757,117
General and administrative ......................  2,995,008       1,338,320
Real estate taxes ...............................  1,778,745         991,792
                                                  ----------      ----------
Total operating expenses ........................ 12,510,832       5,925,674
                                                  ----------      ----------

Interest expense (income):
Interest expense ................................  6,484,343       2,567,786
Interest income .................................   (280,335)       (170,461)
                                                  ----------      ----------
Net interest expense ............................  6,204,008       2,397,325
                                                  ----------      ----------

Income before minority interest .................  5,910,915       2,628,914

Minority interest of redeemable
partnership units ...............................    969,731               -
Minority interest of limited partners'
interest in consolidated partnerships ...........    214,406               -
                                                  ----------      ----------

Net income ......................................  4,726,778       2,628,914

Preferred stock dividends .......................          -          32,171
                                                  ----------      ----------

Net income for common stockholders ..............  4,726,778       2,596,743
                                                  ==========      ==========

Weighted average common shares
outstanding ..................................... 19,050,009       9,849,738
                                                  ==========       =========

Earnings per share (EPS):
Primary EPS .....................................        .30             .26
                                                  ==========       =========
Fully diluted EPS ...............................        .28             .26
                                                  ==========       =========

See accompanying notes to consolidated financial statements.

                         REGENCY REALTY CORPORATION
                    Consolidated Statements of Operations
              For the Six Months Ended June 30, 1997 and 1996

                                                    June 30,        June 30,
                                                     1997            1996
                                                    --------        --------

Revenues:
Minimum rent .................................... 30,560,604      16,001,151
Percentage rent .................................  1,107,937         423,720
Recoveries from tenants .........................  6,985,904       3,486,933
Management, leasing and brokerage fees ..........  3,687,525       1,520,502
Equity in income of real estate
partnership investments .........................     17,137          21,345
                                                  ----------      ----------
Total revenues .................................. 42,359,107      21,453,651
                                                  ----------      ----------

Operating expenses:
Depreciation and amortization ...................  7,074,670       3,565,840
Operating and maintenance .......................  5,988,690       3,459,652
General and administrative ......................  5,216,014       2,603,640
Real estate taxes ...............................  3,598,834       1,911,857
                                                  ----------      ----------
Total operating expenses ........................ 21,878,208      11,540,989
                                                  ----------      ----------

Interest expense (income):
Interest expense ................................ 10,221,374       4,969,647
Interest income .................................   (452,602)       (287,178)
                                                  ----------      ----------
Net interest expense ............................  9,768,772       4,682,469
                                                  ----------      ----------

Income before minority interest ................. 10,712,127       5,230,193

Minority interest of redeemable
partnership units ...............................  1,603,436               -
Minority interest of limited partners'
interest in consolidated partnerships ...........    345,142               -
                                                  ----------      ----------


Net income ......................................  8,763,549       5,230,193

Preferred stock dividends .......................          -          57,721
                                                  ----------      ----------

Net income for common stockholders ..............  8,763,549       5,172,472
                                                  ==========      ==========

Weighted average common shares
outstanding ..................................... 17,160,764       9,817,812
                                                  ==========      ==========

Earnings per share (EPS):
Primary EPS .....................................        .60             .53
                                                  ==========      ==========
Fully diluted EPS ...............................        .56             .53
                                                  ==========      ==========

See accompanying notes to consolidated financial statements.

                       REGENCY REALTY CORPORATION
                Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1997 and 1996


                                                 1997             1996
                                                 ====             ====

Cash flows from operating activities:
Net income ................................ $ 8,763,549        5,230,193
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization .............   7,074,670        3,565,840
Deferred financing cost amortization ......     441,004          339,269
Minority interest in redeemable
partnership units .........................   1,603,436                -
Limited partners' minority interest in
consolidated partnerships .................     345,142                -
Equity in income of real estate
partnership investments ...................    (17,137)          (21,345)
Changes in assets and liabilities:
Decrease in tenant receivables ............   2,186,499          664,691
Increase in deferred leasing
commissions ...............................    (273,695)        (244,959)
Increase in other assets ..................    (447,801)        (436,158)
Increase in tenants' security
deposits ..................................     245,481           55,197
Increase (decrease) in accounts
payable and other liabilities .............   5,011,309         (887,502)
                                            -----------      -----------
Net cash provided by operating
activities ................................  24,932,457        8,265,226
                                            -----------      -----------
Cash flows from investing activities:
Acquisition and development of real
estate .................................... (92,456,414)      (9,007,954)
Investment in real estate partnership .....           -         (881,308)
Capital improvements ......................  (1,451,400)      (1,291,717)
Construction in progress for resale .......  (8,248,018)      (5,023,011)
Distributions received from real
estate partnership investments ............           -            8,160
Net cash received from purchase of
real estate ...............................   2,742,914                -
                                            -----------      -----------
Net cash used in investing activities ....  (99,412,918)     (16,195,830)
                                            -----------      -----------
Cash flows from financing activities:
Proceeds from common stock issuance ......   68,275,213                -
Proceeds from issuance of redeemable
partnership units ........................    2,255,140                -
Distributions to redeemable
partnership unit holders .................   (1,466,428)               -
Dividends paid to stockholders ...........  (12,253,317)      (7,262,093)
Proceeds  from acquisition and
development line of credit ...............   37,630,000       16,517,453
Proceeds from mortgage loans payable .....   15,148,753        2,435,743
Repayments of mortgage loans payable .....  (29,479,278)        (387,981)
Deferred financing costs .................     (510,471)        (607,216)
                                            -----------      -----------
Net cash provided by financing
activities ...............................   79,599,612       10,695,906
                                            -----------      -----------
Net increase in cash and cash
equivalents ..............................    5,119,151        2,765,302
                                            -----------      -----------
Cash and cash equivalents at
beginning of period ......................    8,293,229        3,401,701
                                            -----------      -----------
Cash and cash equivalents at end of
period ...................................  $13,412,380        6,167,003
                                            ===========      ===========

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

       (a) General. Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of owning, operating and developing neighborhood shopping centers. At June 30, 1997, the Company owned 86 properties in the eastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

            The accompanying consolidated financial statements include the accounts of Regency Realty Group II, Inc. (the "Management Company"), its subsidiaries and their wholly owned or majority owned properties and joint ventures. All significant intercompany balances and transactions have been eliminated.

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

2.    Acquisition and Development of Real Estate

       On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. (the "Partnership") of which a subsidiary of the Company is the sole general partner, substantially all the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia. The assets acquired from Branch include 26 shopping centers totaling approximately 2,496,921 SF of gross leasable area including 473,682 SF currently under development or redevelopment. The Partnership acquired (i) a 100% fee simple interest in 19 of these operating properties and (ii) partnership interests (ranging from 70% to 97%) in 4 partnerships with outside investors ("Limited Partners' Interest") that own the remaining seven properties. In addition, the Company, through Regency Realty Group II, Inc., acquired Branch's third party development business, including build-to-suit projects, and third party management and leasing contracts for approximately 3.6 million square feet of shopping centers owned by third party investors.

       At closing, the Company invested $26 million in the Partnership to pay transaction costs and reduce debt assumed. The Partnership issued 3,373,801 redeemable partnership units ("Units") and the Company issued 155,797 shares of Common Stock to the sellers of Branch ("Unit Holders") at $26.85 for $94,769,706 and assumed $105,302,169 of debt (net of a
       $25,728,111 paydown at the date of closing). Subsequent to the acquisition of Branch, the Company issued 198,626 Units to acquire the partnership interests of two outside investors that had partial interests in two properties. Limited partners' interest in consolidated partnerships of $7,925,479 was recorded for the four partnerships with outside investors. The operations of Branch are included from the date of acquisition and contributed $920,781 to net income for Common stockholders net of the minority interest of redeemable partnership units of $1,603,436. For purposes of determining minority interest, the Company owned 32.6% of the outstanding Units in the Partnership until the approval by the Company's shareholders at its annual meeting on June 12, 1997, at which time 3,027,080 of the outstanding

       Units held by Unit Holders were redeemed for Common Stock. At completion of the redemption, the Company owns approximately 88% of the outstanding Units of the Partnership.

       In addition to the Branch acquisition, the Company completed the acquisition of eight shopping centers which were accounted for as purchases during the six months ending June 30, 1997. The properties are 100% owned unless noted otherwise as follows:

                                                        Total
                                                  Acquisition      Date Acquired       Company
            Shopping Center            Location         Price     by the Company           GLA

               Oakley Plaza     Asheville, N.C.   $ 8,057,000           03-14-97       118,727
           Mariners Village         Orlando, FL     7,400,000           03-25-97       117,665
             Carmel Commons     Charlotte, N.C.    11,210,000           03-28-97       132,647
          Mainstreet Square         Orlando, FL     5,792,911           04-15-97       107,159
            East Port Plaza  Port St. Lucie, FL    14,810,305           04-25-97       232,270
            Hyde Park Plaza      Cincinnati, OH    42,000,000           06-06-97       374,537
          Rivermont Station         Atlanta, GA    13,066,035           06-30-97        90,323
            Lovejoy Station         Clayton, GA     7,057,662           06-30-97        77,336

3.    Acquisition and Development Line of Credit

      The Company has a $150 million unsecured revolving line of credit ("the Line") which is primarily used to acquire and develop real estate. The interest rate is Libor + 150 basis points with interest only for two years, and if then terminated, becomes a two year term loan with principal due in seven equal quarterly installments. The borrower may request a one year extension of the interest only revolving period annually in May of each year.

4.    Stockholders' Equity

      On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing Common Stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. The Agreement primarily granted SC-USREALTY (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve SC-USREALTY's pro rata ownership position; and (ii) the right to nominate a proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon SC-USREALTY's percentage ownership of outstanding Common Stock (but not to exceed 49% of the Board). As of June 30, 1997, SC-USREALTY has acquired all of the 7,499,400 shares related to the Agreement.

      For a period of at least five years (subject to certain exceptions), SC-USREALTY is precluded from, among other things, (i) acquiring more than 45% of the outstanding Common Stock on a fully diluted basis, (ii) transferring shares without the Company's approval in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock, or (iii) acting in concert with any third parties as part of a 13D group. Subject to certain exceptions, SC-USREALTY is required to vote its shares either as recommended by the Board of Directors or proportionately in accordance with the vote of the other shareholders.

      In connection with the Units and shares of Common Stock issued in exchange for Branch's assets on March 7, 1997, SC-USREALTY had the right to acquire up to 3,771,622 shares of Common Stock at a price of $22-1/8 per share. However, pursuant to Amendment No. 1 to its Stockholders Agreement with the Company, SC-USREALTY elected (i) to waive such rights with respect to all but 1,750,000 shares (or such lesser number, not less than 850,000 shares, as will not result in the Company ceasing to be a domestically controlled real estate investment trust), (ii) to initially defer its rights with respect to the 1,750,000 shares to no later than August 31, 1997, and (iii) to defer its rights with respect to any such shares, not to exceed 1,050,000 shares, that remain unpurchased on August 31, 1997 to no later than the first Earn-Out Closing, in order to permit Unit holders who are Non-U.S. Persons (as defined in the Company's Articles of Incorporation) to redeem their Units for Common Stock. SC-USREALTY's participation rights (i) remain in effect, with respect to Units and shares issued at the Earn-Out Closings, and (ii) also remain in effect, at a price equal to the then market price of the Common Stock, with respect to shares issued upon the redemption of Units for Common Stock provided that SC-USREALTY did not exercise its participation rights at the time of issuance of such Units.

      On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million was used to reduce the balance of the Line down to approximately $7.5 million.

5.    Earnings Per Share

      Additional Units and shares of Common Stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing of the acquisition of Branch (each an "Earn-Out Closing"), based on the performance of certain of the Partnership's properties (the "Property Earn-Out"). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to $15,974,188 at the first Earn-Out Closing and $22,568,851 at all Earn-Out Closings (including the first Earn-Out Closing). Since issuance of additional consideration is contingent upon increased earnings, for purposes of calculating fully diluted earning per share, net income has been adjusted to give effect to the increase in earnings specified by the Contribution Agreement with Branch Properties, L.P. that results in the largest potential dilution, and outstanding shares have been adjusted to include those shares contingently issuable upon attainment of the increased earnings level. The following summarizes the calculation of primary and fully diluted earnings per share for the quarter ended and year to date ended, June 30, 1997 (in thousands):



        Primary Earnings Per Share (EPS) Calculation:         Second Quarter      Year to Date

        Weighted average common shares outstanding
        including redeemable partnership units ....................   19,050            17,161
                                                                      ------            ------

        Net income for common stockholders ........................  $ 4,727           $ 8,764
        Minority interest of redeemable partnership units .........      970             1,603
                                                                      ------            ------

        Net income for Primary EPS ................................  $ 5,697           $10,367
                                                                      ======            ======

            Primary EPS ...........................................  $   .30           $   .60
                                                                      ======            ======

        Fully Diluted Earnings Per Share Calculation:
        Primary common shares .....................................   19,050            17,161
        Contingent units or shares that could be issued
        to previous owners of Branch in 1998, 1999,
        and 2000 if earned per the terms of the
        contribution agreement ....................................    1,020             1,020
                                                                      ------            ------

        Total fully diluted shares ................................   20,070            18,181
                                                                      ======            ======

        Required  quarterly  increase  in  income
        from real  estate  operations necessary to
        earn contingent shares, less applicable
        depreciation on increased purchase price ..................  $  (154)          $  (262)

        Net income for Primary EPS ................................  $ 5,697           $10,367
                                                                      ------            ------
        Net income for common stockholders for
        computation of fully diluted earnings per share ...........  $ 5,543           $10,105
                                                                      ======            ======

        Fully diluted EPS .........................................  $   .28           $   .56
                                                                      ======            ======


                                     PART II

Item 1. Legal Proceedings

        None

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

Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood shopping centers in targeted infill markets in the eastern Unites States. At June 30, 1997 the Company owned 86 properties or approximately
9.2 million square feet (SF or GLA); 52% and 27% of the GLA of the properties are located in Florida and Georgia, respectively, and 66 are grocery anchored. At June 30, 1996, the Company owned 38 properties or approximately 4.2 million SF. The Company's four largest grocery anchor tenants in order by number of leased store locations, including properties under development, are Publix Supermarkets (27), Winn-Dixie Stores (13), The Kroger Co. (6) and Harris Teeter
(4).

Acquisition and Development

On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. (the "Partnership") of which a subsidiary of the Company is the sole general partner, substantially all the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia. The assets acquired from Branch included 26 shopping centers totaling approximately 2,496,921 SF (the "Branch Properties"). The Partnership acquired
(i) a 100% fee simple interest in 19 of these operating properties and (ii) partnership interests (ranging from 70% to 97%) in four partnerships with outside investors that owned the remaining seven properties. The Company also acquired the third party property management business of Branch with contracts on approximately 3.6 million SF of shopping center GLA that generate management fees and leasing commission revenues.

The Partnership issued 3,373,801 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of Common Stock in exchange for the assets acquired and the liabilities assumed from Branch. Subsequent to the acquisition of Branch, the Company issued 198,626 Units to acquire the partnership interests of two outside investors that had partial interests in two properties. The Units are redeemable on a one-for-one basis in exchange for shares of Common Stock which was approved by the Company's shareholders at the Company's 1997 annual meeting on June 12, 1997. On June 13, 1997, 3,027,080 partnership units were converted to Common Stock. The Company and Branch agreed to the Units and shares to be issued based upon a purchase price of approximately $78 million (initially 3,529,598 combined Units and shares at $22.125, the fair market value of the Company's Common Stock on the date the terms of the acquisition were reached) plus the assumption of Branch's existing liabilities. On the date the acquisition was publicly announced, the average fair market value of the Company's common stock had risen to $26.85 per share. Accordingly, the purchase price of Branch as reflected in the Company's financial statements was increased to approximately $100 million (initially 3,529,598 Units and shares at $26.85 and approximately $5 million in related reserves and transaction costs) plus the assumption of Branch's existing liabilities.

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

During the first six months of 1997, the Company also acquired eight shopping centers (the "1997 Acquisitions") unrelated to the Branch Properties for $112 million (including certain budgeted capital improvements designed to improve the performance of the acquired properties) representing 1,250,664 SF. In addition to the acquisition of the Branch Properties and the 1997 Acquisitions, the Company also has six grocery anchored shopping centers under development and is redeveloping three existing shopping centers, all of which when completed in 1998, will represent a total investment of approximately $66.2 million. During the first six months of 1996, the Company had acquired two shopping centers totaling 204,239 square feet for $12.5 million. Liquidity and Capital Resources

The Company's total indebtedness at June 30, 1997 and 1996 was approximately $356 million and $138 million, respectively, of which $205.7 million and $94.5 million had fixed interest rates averaging 7.4% and 7.5%, respectively. The weighted average interest rate on total debt at June 30, 1997 and 1996 was 7.5% and 7.6%, respectively. Based upon the Company's total market capitalization (total debt and the market value of equity) at June 30, 1997 of $937 million (closing common stock price of $27.25 per share and total common stock and equivalents outstanding of 21.3 million), the Company's debt to total market capitalization ratio was 38% vs. 39.8% at June 30, 1997 and 1996, respectively. Included in outstanding debt at June 30, 1997 is $105 million of outstanding debt assumed as part of the Branch acquisition.

The 1997 Acquisitions were financed from the Company's $150 million line of credit (the "Line"). At June 30, 1997, the balance of the Line was $111 million and had a variable rate of interest equal to the London Inter-bank Offered Rate ("Libor") plus 150 basis points, or approximately 7.25%.

During 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with SC-USREALTY. Under the Agreement, the Company agreed to sell 7,499,400 shares of common stock to SC-USREALTY at a price of $17.625 per share (the fair market value of the Company's Common Stock on the date the terms of the Agreement were reached) representing total maximum proceeds of approximately $132 million. During 1996, the Company sold 3,651,800 shares to SC-USREALTY for approximately $64.4 million and the proceeds were used to pay down the Line. The Company sold 1,475,178 shares to US Realty on March 3, 1997 and the $26 million proceeds were used to reduce debt assumed as part of the Branch transaction by $25.7 million. On June 26, 1997, the Company sold 2,372,422 shares to SC-USREALTY generating proceeds of approximately $41.8 million which were used to pay down the Line, completing the issuance of common stock under the Agreement. As part of the Agreement, US Realty also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company. For further discussion of the Agreement, see note 4, Stockholders' Equity, of the notes to Consolidated Financial Statements.

On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million was used to reduce the balance of the Line down to approximately $7.5 million. The unused commitment currently available under the Line for future acquisition and development activity is approximately $142.5 million.

The Company's principal demands for liquidity are dividends to stockholders, distributions to unit holders, the operation, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid dividends and distributions of $13.7 million and $7.3 million to its stockholders and Unit holders during the six months ended June 30, 1997 and 1996, respectively. In January 1997, the Company increased its quarterly common dividend to $.42 per share vs. $.405 per share in 1996. Total dividends and distributions expected to be paid by the Company during 1997 will increase substantially over 1996 due to the common stock dividend increase, the sale of common stock to US Realty, the shares and Units issued as part of the Branch acquisition, and the public offering.

As of June 30, 1997 and 1996, the Company's net cash used in investing activities was $99.4 million and $16.2 million, respectively, due primarily to the real estate acquisitions, developments and redevelopments previously discussed above. The Company anticipates that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements. At June 30, 1997, the Company had cash balances of $13.4 million, a significant portion of which are escrows for the future payment of real estate taxes.

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

The Company's real estate portfolio has grown substantially during 1997 as a result of the acquisitions and developments discussed above. In addition to the Branch acquisition, during 1997 the Company has already exceeded the 1996 level of real estate acquisitions of $107 million and intends to continue to acquire shopping centers which meet its investment criteria. The Company expects to meet the related capital requirements,principally for the acquisition or development of new properties, from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

Comparison of the Six Months Ended June 30,  1997 to 1996

Revenues increased $20.9 million or 97% to $42.4 million in 1997. The increase is due primarily to the acquisition of the Branch Properties and the 1997 Acquisitions providing $13.1 million in revenues in 1997, and the 1996 Acquisitions providing $7.4 million in 1997 compared with only $92 during 1996, the majority of which were owned less than three months during 1996. At June 30, 1997, the real estate portfolio contained approximately 9.2 million SF, was 95.4% leased and had average rents of $9.21 per SF. Minimum rent increased $14.6 million or 91%, and recoveries from tenants increased $3.5 million or 100%. On a same property basis (excluding the 1997, 1996 and Branch Properties Acquisitions) revenues increased $567 or 2.6%, primarily due to higher occupancy levels. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $3.7 million in 1997 compared to $1.5 million in 1996, the increase due to the property management and leasing contracts acquired as part of the acquisition of Branch. At June 30, 1997, the Company managed properties for third party owners containing approximately 4.8 million SF vs. 1.2 million SF at June 30, 1996.

Operating expenses increased $10.3 million or 89.6% to $21.9 million in 1997. Combined operating and maintenance, and real estate taxes increased $4.2 million or 78% during 1997 to $9.6 million. The increases are due to the acquisition of the Branch Properties and the 1997 Acquisitions generating $4.5 million in operating expenses in 1997 and the 1996 Acquisitions generating $2.9 million in operating expenses in 1997 compared with $52 in expenses during 1996, the majority of which were owned less than three months during 1996. General and administrative expense increased 100% during 1997 to $5.2 million due to the hiring of new employees and related costs necessary to manage the properties recently acquired and expected to be acquired during 1997. Depreciation and amortization was 98.4% higher than 1996 due to the acquisition of the Branch Properties and the 1997 and 1996 Acquisitions.

Interest expense increased to $10.2 million in 1997 from $5 million in 1996 or 106% due primarily to increased average outstanding loan balances as previously discussed. Net income for common stockholders was $8.8 million or $.60 per share in 1997 vs. $5.2 million or $.53 per share in 1996.

Comparison of the Three Months Ended June 30,  1997 to 1996

Revenues increased $13.8 million or 125% to $24.6 million in 1997. The increase is due primarily to the acquisition of Branch Properties and the 1997
Acquisitions providing $9.8 million in revenues in 1997, and the 1996 Acquisitions providing $3.7 million in 1997 compared with only $92 in 1996, the majority of which were owned less than three months during 1996. Minimum rent increased $10 million or 123%, and recoveries from tenants increased $2.1 million or 117%. On a same property basis (excluding the 1997, 1996 and Branch Properties Acquisitions) revenues increased $158 or 1.4%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2 million in 1997 compared to $809 in 1996, the increase due to the property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $6.6 million or 111% to $12.5 million in 1997. Combined operating and maintenance expense and real estate taxes increased $2.5 million or 92% during 1997 to $5.3 million. The increase is due primarily to the acquisition of the Branch Properties and the 1997 Acquisitions generating $3.4 million in operating expenses in 1997 and the 1996 Acquisitions producing $1.5 million in operating expenses in 1997 compared with $52 during 1996, the majority of which were owned less than three months during 1996. General and administrative expense increased 124% during 1997 to $3 million for the same reasons discussed above. Depreciation and amortization was 130% higher than 1996 due to the acquisition of the Branch Properties and the 1997 and 1996 Acquisitions.

Interest expense increased to $6.5 million in 1997 from $2.6 million in 1996 or 153% due primarily to increased average outstanding loan balances as discussed above. Net income for common stockholders was $4.7 million or $.30 per share in 1997 vs. $2.6 million or $.26 per share in 1996.

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

FFO for the six months ended June 30 increased $8.4 million or 96% from 1996 to 1997 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the periods ended June 30, 1997 and 1996 are summarized in the following table:

                                                         1997           1996
                                                         ----           ----

Net income for common stockholders ................  $  8,764          5,172
Add back:
  Real estate depreciation and
  amortization, net ...............................     6,773          3,560
  Minority interests in net income of
    redeemable operating partnership units ........     1,603              0
                                                        -----          -----

Funds from operations .............................  $ 17,140          8,732


Cash flow provided by (used by):
  Operating activities ............................  $ 24,932          8,265
  Investing activities ............................   (99,413)       (16,196)
  Financing activities ............................    79,600         10,696

Weighted average shares outstanding ...............    17,161          9,818
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

Economic Conditions

A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements to the Company for actual common area maintenance, insurance, and real estate taxes paid. In addition, 41% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 36% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. Lurias currently has four leases with the Company, all stores of which are closed. As of June 30, 1997, Lurias is current on three of the leases, and is in default under the fourth lease. Rent from the Lurias leases represents approximately 0.7% of the Company's annualized total rent. The Company considers Lurias to be bound by the lease terms, however, the outcome of the default is uncertain. The Company has reserved for the potential loss of past due rents due from Lurias. The Company had no other individually significant defaults or bankruptcies during the first six months of 1997.

At June 30, 1997 approximately 9.9%, 4.0%, 3.1% and 2.6% of the Company's annualized total rent is received from Publix, Winn-Dixie, Kroger, and Harris Teeter, respectively (the "Four Major Tenants"). Although the Company considers the financial condition and its relationship with the Four Major Tenants to be good, a significant downturn in business or the non-renewal of expiring leases of the Four Major Tenants could adversely affect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they are typically anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on Thursday, June 12, 1997 at 2:00 p.m. 12,323,183 shares were entitled to vote. The following summarizes the results of the proposals submitted for shareholder approval:

To elect two Class II directors and three Class I directors to serve terms expiring at the annual meeting of shareholders to be held in 1999 and 2000, respectively, and until their successors have been elected and qualified. Votes were cast as follows: 10,729,565 Common Stock votes For and 521,443 Common Stock votes Abstained. Accordingly, the proposal passed.

To consider and vote on the issuance of Common Stock in connection with transactions contemplated by a Contribution Agreement and Plan of Reorganization among the Company, Branch Properties, L.P. ("Branch") and Branch Realty, Inc. pursuant to which the Company has acquired substantially all of Branch's assets in exchange for shares of Common Stock and units of limited partnership interest that are redeemable for Common Stock. Votes were cast as follows: 10,701,456 Common Stock votes For, 18,553 Common Stock votes Against and 15,049 Common Stock votes Abstained. Accordingly, the proposal passed.

To consider and vote on a proposed amendment to the Company's Articles of Incorporation that would permit the Company's major beneficial shareholder, SC-USREALTY and its subsidiary, to waive the presumption that SC-USREALTY owns 45% of the outstanding Common Stock, on a fully diluted basis, which waiver is necessary in order to permit the redemption of limited partnership interests for Common Stock pursuant to the Transaction by limited partners who, directly or indirectly, are Non-U.S. Persons (as defined in the Articles of Incorporation). Votes were cast as follows: 10,694,693 Common Stock votes For, 22,848 Common Stock votes Against and 17,518 Common Stock votes Abstained. Accordingly, the proposal passed.

To consider and vote on a proposed amendment to the Company's Articles of Incorporation that would increase the number of authorized shares of Common Stock from 25 million to 150 million shares. Votes were cast as follows:
9,494,724 Common Stock votes For, 1,704,167 Common Stock votes Against and 4,794 Common Stock votes Abstained. Accordingly, the proposal passed.

Item. 5.       Other Information

A copy of the Company's Supplemental Financial Report for the quarter ended June 30, 1997 is available to all interested parties upon written request to Brenda Paradise, Investor Relations, Regency Realty Corporation, 121 West Forsyth Street, Suite 200, Jacksonville, Florida 32202. The report includes information such as real estate statistics, major tenants, lease expirations, summary of outstanding debt, and the Company's quarterly press release.

Item 6. Exhibits and Reports on Form 8-K

        A.     Exhibits:

           3.  Articles of Incorporation and Bylaws

               (a) Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

                      (i) Amendment to Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

               (b) Restated Bylaws of Regency Realty Corporation as amended to date.


           10. Material Contracts:

               (a) Purchase and Sale Agreement, dated May 22, 1997 between Cousins Real Estate Corporation, as Seller and RRC Acquisitions, Inc., a wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Lovejoy Station and Rivermont Station.


           * (b) Purchase and Sale Agreement dated May 30, 1997, between The Community Center Fund III, L.P., a Delaware limited partnership and Midland Hyde Park Partners, L.P., a Missouri limited partnership, as Sellers, and Regency Centers of Ohio, Inc., an Ohio corporation, as Buyer relating to the acquisition of Hyde Park Plaza.

        B.     Reports on Form 8-K:


               (a) The Company's March 31, 1997 Supplemental Financial Package reported under Item 5.Other Information to the Registrant's
                     Form 8-K report which  was filed on June 18, 1997.


               (b)    Branch   Properties   Proforma   reported  under  Item  7.
                      Financial Statements to the Registrant's Form 8-K report which was filed on May 12, 1997.


           27. Financial Data Schedule

        -----------------------

        * Included as an exhibit to the Registrant's Form 8-K report filed on June 20, 1997 and is incorporated herein by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   Date:  August 11, 1997                            REGENCY REALTY CORPORATION


                                           By:     /s/  J. Christian Leavitt
                                                        Treasurer and Secretary