Form 10-Q
period 1997-09-30
REGENCY REALTY CORP
filed 1997-11-13
CIK 910606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 13, 1997, there were 23,256,277 shares outstanding of the registrant's common stock.

Item 1. Financial Statements

                         REGENCY REALTY CORPORATION
                         Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996

                                                September 30,     December 31,
                                                    1997             1996
                                                ------------      -----------

Assets
Real estate investments, at cost:
Land .......................................... $187,700,054       85,395,120
Buildings and improvements ....................  584,796,206      305,277,505
Construction in progress for resale ...........   16,210,961        1,695,062
                                                ------------      -----------
                                                 788,707,221      392,367,687
Less:  accumulated depreciation ...............   37,129,650       26,213,225
                                                ------------      -----------
                                                 751,577,571      366,154,462

Investments in  real estate partnerships ......    1,004,801        1,035,107
                                                ------------      -----------
Real estate investments, net ..................  752,582,372      367,189,569

Cash and cash equivalents .....................   14,031,270        8,293,229
Tenant receivables, net of allowance for
uncollectible accounts of $1,420,662
and $832,091 at September 30, 1997 and
December 31, 1996, respectively ...............    5,213,264        5,281,419
Deferred costs, less accumulated amortization
of $3,467,554 and $2,519,019 at
September 30, 1997 and December 31, 1996,
respectively ...................................   4,158,131        3,961,439
Other assets ...................................   2,664,734        1,798,393
                                                ------------      -----------
                                                $778,649,771      386,524,049
                                                ============      ===========


Liabilities and Stockholders' Equity
Liabilities:
Mortgage loans payable ......................... 236,277,202       97,906,288
Acquisition and development line of credit .....   3,831,185       73,701,185
Accounts payable and other liabilities .........  16,002,249        6,300,640
Tenants' security deposits .....................   2,225,748        1,381,673
                                                ------------      -----------
Total liabilities .............................. 258,336,384      179,289,786
                                                ------------      -----------

Redeemable partnership units ...................  13,752,877                -
Limited partners' interest in consolidated
partnerships ...................................   8,504,275          508,486
                                                ------------      -----------
Total minority interest ........................  22,257,152          508,486
                                                ------------      -----------
Stockholders' equity:
Common stock $.01 par value per share:
150,000,000 shares authorized; 23,250,697
and 10,614,905 shares issued and outstanding
at September 30, 1997 and December 31, 1996,
respectively ...................................    232,507          106,149
Special common stock - 10,000,000 shares
authorized:
Class B $.01 par value per share, 2,500,000
shares issued and outstanding ..................      25,000           25,000
Additional paid in capital ..................... 519,282,270      223,080,831
Distributions in excess of net income .......... (19,336,794)     (13,981,770)
Stock loans ....................................  (2,146,748)      (2,504,433)
                                                 ------------     ------------
Total stockholders' equity ..................... 498,056,235      206,725,777
                                                 ------------     ------------

                                                $778,649,771      386,524,049
                                                ============      ============

See accompanying notes to consolidated financial statements.

                         REGENCY REALTY CORPORATION
                   Consolidated Statements of Operations
           For the Three Months Ended September 30, 1997 and 1996

                                                 September 30,   September 30,
                                                     1997            1996
                                                 ------------    ------------
Revenues:
Minimum rent ................................... $19,364,235       8,897,421
Percentage rent ................................     504,178         175,065
Recoveries from tenants ........................   4,317,917       1,948,944
Management, leasing and brokerage fees .........   2,601,076         991,427
Equity in income of real estate
partnership investments ........................       2,557          16,787
                                                 -----------     -----------
Total revenues .................................  26,789,963      12,029,644
                                                 -----------     -----------
Operating expenses:
Depreciation and amortization ..................   4,427,304       1,999,248
Operating and maintenance ......................   3,978,209       1,896,479
General and administrative .....................   2,545,388       1,294,469
Real estate taxes ..............................   2,450,520       1,059,950
                                                 -----------     -----------
Total operating expenses .......................  13,401,421       6,250,146
                                                 -----------     -----------
Interest expense (income):
Interest expense ...............................   4,527,622       2,945,634
Interest income ................................     276,112         191,408
                                                 -----------     -----------
Net interest expense ...........................   4,251,510       2,754,226
                                                 -----------     -----------

Income before minority interest ................   9,137,032       3,025,272

Minority interest of redeemable
partnership units ..............................     172,945               -
Minority interest of limited partners'
interest in consolidated partnerships ..........     220,589               -
                                                 -----------     -----------

Net income .....................................   8,743,498       3,025,272

Preferred stock dividends ......................           -               -
                                                 -----------     -----------

Net income for common stockholders ............. $ 8,743,498       3,025,272
                                                 ===========     ===========

Weighted average common shares
outstanding ....................................  25,423,740      10,802,711
                                                 ===========     ===========

Earnings per share (EPS):
Primary EPS .................................... $       .35             .28
                                                 ===========     ===========
Fully diluted EPS .............................. $       .33             .28
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                         REGENCY REALTY CORPORATION
                   Consolidated Statements of Operations
           For the Nine Months Ended September 30, 1997 and 1996


                                                September 30,   September 30,
                                                    1997            1996
                                                ------------    ------------

Revenues:
Minimum rent ................................... $49,924,839      24,898,572
Percentage rent ................................   1,612,115         598,785
Recoveries from tenants ........................  11,303,821       5,435,877
Management, leasing and brokerage fees .........   6,288,601       2,511,929
Equity in income of real estate
partnership investments ........................      19,694          38,132
                                                 -----------     -----------
Total revenues .................................  69,149,070      33,483,295
                                                 -----------     -----------

Operating expenses:
Depreciation and amortization ..................  11,501,974       5,565,088
Operating and maintenance ......................   9,966,899       5,356,131
General and administrative .....................   7,761,402       3,898,109
Real estate taxes ..............................   6,049,354       2,971,807
                                                 -----------     -----------
Total operating expenses .......................  35,279,629      17,791,135
                                                 -----------     -----------
Interest expense (income):
Interest expense ...............................  14,748,996       7,915,281
Interest income ................................     728,715         478,586
                                                 -----------     -----------
Net interest expense ...........................  14,020,281       7,436,695
                                                 -----------     -----------
Income before minority interest ................  19,849,160       8,255,465

Minority interest of redeemable
partnership units ..............................   1,776,382               -
Minority interest of limited partners'
interest in consolidated partnerships ..........     565,731               -
                                                 -----------     -----------
Net income .....................................  17,507,047       8,255,465

Preferred stock dividends ......................           -          57,721
                                                 -----------     -----------
Net income for common stockholders ............. $17,507,047       8,197,744
                                                 ===========     ===========
Weighted average common shares
outstanding ....................................  19,955,594      10,150,394
                                                 ===========     ===========
Earnings per share (EPS):
Primary EPS .................................... $       .97             .81
                                                 ===========     ===========
Fully diluted EPS .............................. $       .89             .81
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                      REGENCY REALTY CORPORATION
                Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 1997 and 1996

                                             1997               1996
                                          -----------       -----------
Cash flows from operating activities:
Net income .............................  $17,507,047        8,170,465
Adjustments to reconcile net income
to net
cash provided by operating
activities:
Depreciation and amortization ..........   11,501,974        5,565,088
Deferred financing cost amortization ...      674,326          542,880
Minority interest in redeemable
partnership units ......................    1,776,382                -
Limited partners' minority interest
in consolidated partnerships ...........      565,731                -
Equity in income of real estate
partnership investments ................      (19,694)         (38,132)
Changes in assets and liabilities:
Decrease(increase) in tenant
receivables ............................      736,356         (440,663)
Increase in deferred leasing
commissions ............................     (580,641)        (377,021)
Increase in other assets ...............   (1,177,680)      (1,291,818)
Increase in tenants' security
deposits ...............................      386,550          192,222
Increase in accounts payable
and other liabilities ..................    6,661,691        1,951,914
                                         ------------      -----------
Net cash provided by operating
activities .............................   38,032,042       14,274,935
                                         ------------      -----------
Cash flows from investing activities:
Acquisition and development of real
estate ................................. (109,967,466)     (48,539,267)
Investment in real estate partnership ..            -         (881,308)
Capital improvements ...................   (2,662,606)      (1,857,276)
Construction in progress for resale ....   (8,094,704)      (8,863,090)
Distributions received from real
estate partnership investments .........       50,000            8,160
Net cash received from purchase of
real estate ............................    2,742,914                -
                                         ------------      -----------
Net cash used in investing activities .. (117,931,862)     (60,132,781)
                                         ------------      -----------
Cash flows from financing activities:
Net proceeds from common stock
issuance ...............................  208,356,926       16,468,800
Proceeds from issuance of redeemable
partnership units ......................    2,255,140                -
Distributions to redeemable
partnership unit holders ...............   (1,710,402)               -
Distribution to limited partners
in consolidated partnerships ...........     (160,983)               -
Dividends paid to stockholders .........  (22,862,071)     (11,548,562)
(Repayment) or proceeds from
acquisition and development
line of credit ........................   (69,870,000)      48,961,382
Proceeds from mortgage loans payable ..    14,649,706        4,900,576
Repayments of mortgage loans payable ..   (44,455,869)        (593,875)
Deferred financing costs ..............      (564,586)        (692,515)
                                          ------------     ------------
Net cash provided by financing
activities ...........................     85,637,861       57,495,806
                                          ------------      -----------
Net increase in cash and cash
equivalents ..........................      5,738,041       11,637,960
                                          ------------      -----------
Cash and cash equivalents at
beginning of period ..................      8,293,229        3,401,701
                                          ------------      -----------
Cash and cash equivalents at end of
period ...............................   $ 14,031,270       15,039,661
                                         ============      ===========

See accompanying notes to consolidated financial statements.

                      REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

      (a) General. Regency Realty Corporation (the Company) was incorporated in the State of Florida for the purpose of owning, operating and developing neighborhood shopping centers. At September 30, 1997, the Company owned 87 properties in the eastern United States. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company (third parties). The Company commenced operations effective with the completion of its initial public offering on November 5, 1993.

          The accompanying consolidated financial statements include the accounts of Regency Realty Group II, Inc. (the "Management Company"), its subsidiaries and their wholly owned or majority owned properties and joint ventures. All significant intercompany balances and transactions have been eliminated.

          These financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's December 31,1996 Form 10-K filed with the Securities and Exchange Commission on March 25, 1997. Certain amounts for 1996 have been reclassified to conform to the presentation adopted in 1997.

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

      At closing, the Company invested $26 million in the Partnership to pay transaction costs and reduce debt assumed. The Partnership issued 3,373,801 redeemable partnership units ("Units") and the Company issued 155,797 shares of Common Stock to the sellers of Branch ("Unit Holders") at $26.85 for $94,769,706 and assumed $105,302,169 of debt
      (net of a $25,728,111 paydown at the date of closing). Subsequent to the acquisition of Branch, the Company issued 198,626 Units to acquire the partnership interests of two outside investors that had partial interests in two properties. Limited partners' interest in consolidated partnerships of $7,925,479 was recorded for the four partnerships with outside investors. The operations of Branch are included from the date of acquisition and contributed $2,398,011 to net income for Common stockholders net of the minority interest of redeemable partnership units of $1,776,382. For purposes of determining minority interest, the Company owned 32.6% of the outstanding Units in the Partnership until the approval by the Company's shareholders at its annual meeting on June 12, 1997, at which time 3,027,080 of the outstanding

      Units  held  by  Unit  Holders  were  redeemed  for  Common  Stock.   At
      completion of the redemption, the Company owned approximately 88% of the outstanding Units of the Partnership.

      In addition to the Branch acquisition, the Company completed the acquisition of ten shopping centers which were accounted for as purchases during the nine months ending September 30, 1997. The properties are 100% owned unless noted otherwise as follows:


                                           Contract
                                           Purchase  Date Acquired     Company
   Shopping Center           Location         Price  by the Company        GLA
  ---------------            --------         -----  --------------        ---


     Oakley Plaza         Asheville, NC   8,057,000        03-14-97    118,727
 Mariners Village           Orlando, FL   7,400,000        03-25-97    117,665
   Carmel Commons         Charlotte, NC  11,210,000        03-28-97    132,647
Mainstreet Square           Orlando, FL   5,792,911        04-15-97    107,159
  East Port Plaza      Port St.Lucie,FL  14,810,305        04-25-97    232,270
  Hyde Park Plaza        Cincinnati, OH  42,000,000        06-06-97    374,537
Rivermont Station           Atlanta, GA  13,066,035        06-30-97     90,323
  Lovejoy Station           Clayton, GA   7,057,662        06-30-97     77,336
    Tamiami Trail             Miami, FL   9,301,300        07-10-97    110,867
    Garden Square             Miami, FL   9,425,000        09-19-97     90,258

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

4.   Stockholders' Equity

     On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing Common Stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. The Agreement primarily granted SC-USREALTY (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve SC-USREALTY's pro rata ownership position; and (ii) the right to nominate a proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon SC-USREALTY's percentage ownership of outstanding Common Stock (but not to exceed 49% of the Board). As of September 30, 1997, SC-USREALTY has acquired all of the 7,499,400 shares related to the Agreement.

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

     In connection with the Units and shares of Common Stock issued in exchange for Branch's assets on March 7, 1997, SC-USREALTY had the right to acquire up to 3,771,622 shares of Common Stock at a price of $22-1/8 per share. However, pursuant to Amendment No. 1 to its Stockholders Agreement with the Company, SC-USREALTY elected (i) to waive such rights with respect to all but 1,750,000 shares (or such lesser number, not less than 850,000 shares, as will not result in the Company ceasing to be a domestically controlled real estate investment trust), (ii) to initially defer its rights with respect to the 1,750,000 shares to no later than August 31, 1997, and (iii) to defer its rights with respect to any such shares, not to exceed 1,050,000 shares, that remain unpurchased on August 31, 1997 to no later than the first Earn-Out Closing, in order to permit Unit holders who are Non-U.S. Persons (as defined in the Company's Articles of Incorporation) to redeem their Units for Common Stock. SC-USREALTY's participation rights (i) remain in effect, with respect to Units and shares issued at the Earn-Out Closings, and (ii) also remain in effect, at a price equal to the then market price of the Common Stock, with respect to shares issued upon the redemption of Units for Common Stock provided that SC-USREALTY did not exercise its participation rights at the time of issuance of such Units. On August 28, 1997, SC-USREALTY acquired 1,050,000 shares at a price of 22 1/8 per share. The acquisition of the remaining 400,000 shares is anticipated by November 30, 1997.

     On July 11,  1997,  the Company  sold  2,415,000  shares to the public at
     $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million was used to reduce the balance of the Company's line of credit.

5.   Earnings Per Share

     Additional Units and shares of Common Stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing of the acquisition of Branch (each an "Earn-Out Closing"), based on the performance of certain of the Partnership's properties (the "Property Earn-Out"). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to $15,974,188 at the first Earn-Out Closing and $22,568,851 at all Earn-Out Closings (including the first Earn-Out Closing). Since issuance of additional consideration is contingent upon increased earnings, for purposes of calculating fully diluted earning per share, net income has been adjusted to give effect to the increase in earnings specified by the Contribution Agreement with Branch Properties, L.P. that results in the largest potential dilution, and outstanding shares have been adjusted to include those shares contingently issuable upon attainment of the increased earnings level. The following summarizes the calculation of primary and fully diluted earnings per share for the quarter ended and year to date ended, September 30, 1997 (in thousands):

      Primary Earnings Per Share (EPS)            Third Quarter   Year to Date
      Calculation:
      Weighted average common shares outstanding
      including redeemable partnership units ..........  25,424         19,956
                                                         ------         ------

      Net income for common stockholders ..............   8,743         17,507
      Minority interest of redeemable
      partnership units ...............................     173          1,776
                                                         ------         ------
      Net income for Primary EPS ......................   8,916         19,283
                                                         ======         ======
          Primary EPS .................................     .35            .97
                                                         ======         ======
      Fully Diluted Earnings Per Share
      Calculation:

      Primary common shares ...........................  25,424         19,956
      Contingent units or shares that could
      be issued to previous owners of Branch
      in 1998,1999,and 2000 if earned per
      the terms of the contribution agreement .........   1,020          1,020

      The incremented shares issuable to
      SC-USREALTY calculated under the Treasury
      method related to the contigent shares
      issued to Branch ................................     106            106
                                                         ------         ------
      Total fully diluted shares ......................  26,550         21,082
                                                         ======         ======
      Required quarterly increase in income
      from real estate operations necessary
      to earn contingent shares, less applicable
      depreciation on increased purchase price ........   (154)          (416)

      Net income for Primary EPS ......................   8,916         19,283
                                                         ------         ------
      Net income for common stockholders for
      computation of fully diluted earnings
      per share .......................................   8,762         18,867
                                                          =====         ======
      Fully diluted EPS ...............................     .33            .89
                                                          =====         ======

                                      PART II

Item 1.     Legal Proceedings

            None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q, the Company's December 31, 1996 Form 10-K, and the Company's Form 8-K `s dated
March 7, 1997 and June 6, 1997.

Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood shopping centers in targeted infill markets in the eastern Unites States. At September 30, 1997 the Company owned 87 properties or approximately 9.4 million square feet (SF or GLA); 53% and 27% of the GLA of the properties are located in Florida and Georgia, respectively, and 67 are grocery anchored. At September 30, 1996, the Company owned 43 properties or approximately 4.7 million SF. The Company's four largest grocery anchor tenants in order by number of leased store locations, including properties under development, are Publix Supermarkets (27), Winn-Dixie Stores (14), The Kroger Co. (6) and Harris Teeter (4).

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

During the first nine months of 1997, the Company also acquired ten shopping centers (the "1997 Acquisitions") unrelated to the Branch Properties for $131 million (including certain budgeted capital improvements designed to improve the performance of the acquired properties) representing 1,451,789 SF. In addition to the acquisition of the Branch Properties and the 1997 Acquisitions, the Company also has six grocery anchored shopping centers under development and is redeveloping three existing shopping centers, all of which when completed in 1998, will represent a total investment of approximately $66.2 million. During the first nine months of 1996, the Company had acquired six shopping centers totaling 706,862 square feet for $51.6 million. Liquidity and Capital Resources

The Company's total indebtedness at September 30, 1997 and 1996 was approximately $240 million and $173 million, respectively, of which $206.7 million and $94.3 million had fixed interest rates averaging 7.4% and 7.5%, respectively. The weighted average interest rate on total debt at September 30, 1997 and 1996 was 7.4% and 7.6%, respectively. Based upon the Company's total market capitalization (total debt and the market value of equity) at September 30, 1997 of $957 million (closing common stock price of $26.75 per share and total common stock and equivalents outstanding of 26.8 million), the Company's debt to total market capitalization ratio was 25% vs. 41% at September 30, 1997 and 1996, respectively. Included in outstanding debt at September 30, 1997 is $101 million of outstanding debt assumed as part of the Branch acquisition.

The 1997 Acquisitions were financed from the Company's $150 million line of credit (the "Line"). At September 30, 1997, the balance of the Line was $3.8 million after reducing the Line with the net proceeds from the sale of Common Stock in July, 1997, further discussed below, and had a variable rate of interest equal to the London Inter-bank Offered Rate ("Libor") plus 150 basis points, or approximately 7.15%.

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

On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million were used to reduce the balance of the Line. The unused commitment currently available under the Line for future acquisition and development activity is approximately $146.2 million.

The Company's principal demands for liquidity are dividends to stockholders, distributions to unit holders, the operation, maintenance and improvement of real estate, and scheduled interest and principal payments. The Company paid dividends and distributions of $24.6 million and $11.5 million to its stockholders and Unit holders during the nine months ended September 30, 1997 and 1996, respectively. In January 1997, the Company increased its quarterly common dividend to $.42 per share vs. $.405 per share in 1996. Total dividends and distributions expected to be paid by the Company during 1997 will increase substantially over 1996 due to the common stock dividend increase, the sale of common stock to US Realty, the shares and Units issued as part of the Branch acquisition, and the public offering.

As of September 30, 1997 and 1996, the Company's net cash used in investing activities was $118 million and $60 million, respectively, due primarily to the real estate acquisitions, developments and redevelopments previously discussed above. The Company anticipates that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements. At September 30, 1997, the Company had cash balances of $14 million, a significant portion of which are escrows for the future payment of real estate taxes.

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

The Company's real estate portfolio has grown substantially during 1997 as a result of the acquisitions and developments discussed above. In addition to the Branch acquisition, during 1997 the Company has already exceeded the 1996 level of real estate acquisitions of $107 million and intends to continue to acquire shopping centers which meet its investment criteria. The Company expects to meet the related capital requirements, principally for the acquisition or development of new properties, from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements.

Results of Operations

Comparison of the Nine Months Ended September 30,  1997 to 1996

Revenues increased $35.7 million or 106% to $69.1 million in 1997. The increase is due primarily to the acquisition of the Branch Properties and the 1997 Acquisitions providing $25.1 million in revenues in 1997, and the 1996
Acquisitions providing $11.1 million in 1997 compared with only $1.5 during 1996, the majority of which were owned less than three months during 1996. At September 30, 1997, the real estate portfolio contained approximately 9.4 million SF, was 93.9% leased and had average rents of $9.26 per SF. Minimum rent increased $25 million or 100%, and recoveries from tenants increased $5.9 million or 108%. On a same property basis (excluding the 1997, 1996 and Branch Properties Acquisitions) revenues increased $904 or 2.8%, primarily due to higher occupancy levels. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $6.3 million in 1997 compared to $2.5 million in 1996, the increase due to the property management and leasing contracts acquired as part of the acquisition of Branch. At September 30, 1997, the Company managed properties for third party owners containing approximately 4.8 million SF vs. 1.2 million SF at September 30, 1996.

Operating expenses increased $17.5 million or 98.3% to $35.3 million in 1997. Combined operating and maintenance, and real estate taxes increased $7.7 million or 92% during 1997 to $16 million. The increases are due to the acquisition of the Branch Properties and the 1997 Acquisitions generating $9.1 million in operating expenses in 1997 and the 1996 Acquisitions generating $4.4 million in operating expenses in 1997 compared with $491 in expenses during 1996, the majority of which were owned less than three months during 1996. General and administrative expense increased 99% during 1997 to $7.8 million due to the hiring of new employees and related costs necessary to manage the properties recently acquired and expected to be acquired during 1997. Depreciation and amortization was 107% higher than 1996 due to the acquisition of the Branch Properties and the 1997 and 1996 Acquisitions.

Interest expense increased to $14.7 million in 1997 from $7.9 million in 1996 or 86% due primarily to increased average outstanding loan balances as previously discussed. Net income for common stockholders was $17.5 million or $.97 per share in 1997 vs. $8.2 million or $.81 per share in 1996.

Comparison of the Three Months Ended September 30,  1997 to 1996

Revenues increased $14.8 million or 123% to $26.8 million in 1997. The increase is due primarily to the acquisition of Branch Properties and the 1997
Acquisitions  providing  $12.1  million  in  revenues  in  1997,  and  the  1996
Acquisitions providing $3.7 million in 1997 compared with only $1.3 million in 1996, the majority of which were owned less than three months during 1996. Minimum rent increased $10.5 million or 118%, and recoveries from tenants increased $2.4 million or 122%. On a same property basis (excluding the 1997, 1996 and Branch Properties Acquisitions) revenues increased $211 or 2%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.6 million in 1997 compared to $991 in 1996, the increase due to the property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $7.2 million or 114% to $13.4 million in 1997. Combined operating and maintenance expense and real estate taxes increased $3.5 million or 117% during 1997 to $6.5 million. The increase is due primarily to the acquisition of the Branch Properties and the 1997 Acquisitions generating $4.6 million in operating expenses in 1997 and the 1996 Acquisitions producing $1.5 million in operating expenses in 1997 compared with $440 during 1996, the majority of which were owned less than three months during 1996. General and administrative expense increased 97% during 1997 to $2.5 million for the same reasons discussed above. Depreciation and amortization was 121% higher than 1996 due to the acquisition of the Branch Properties and the 1997 and 1996 Acquisitions.

Interest expense increased to $4.5 million in 1997 from $2.9 million in 1996 or 54% due primarily to increased average outstanding loan balances as discussed above. Net income for common stockholders was $8.7 million or $.35 per share in 1997 vs. $3.0 million or $.28 per share in 1996.

Funds from Operations

The Company considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property, plus depreciation and amortization of real estate, and after adjustments for unconsolidated investments in real estate partnerships and joint ventures, to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

FFO for the nine months ended September 30 increased $16.6 million or 121% from 1996 to 1997 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the periods ended September 30, 1997 and 1996 are summarized in the following table:


                                              1997         1996
                                            -------      -------

Net income for common stockholders          $17,507       8,198
Add back:
  Real estate depreciation and               11,090       5,557
  amortization, net Minority interests
  in net income of redeemable operating
  partnership units                           1,776           0
                                            -------      ------
Funds from operations                       $30,373      13,755
                                            =======      ======

Cash flow provided by (used by):
  Operating activities                      $38,032      14,275
  Investing activities                     (117,932)    (60,133)
  Financing activities                       85,638      57,496

Weighted average shares outstanding          19,956      10,150
                                            =======      ======


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

Economic Conditions

A substantial number of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include percentage rentals, rental escalation clauses and reimbursements to the Company for actual common area maintenance, insurance, and real estate taxes paid. In addition, 37% of the Company's leases have terms of five years or less, which allows the Company the opportunity to increase rents upon lease expiration. Approximately 38% of the Company's leases expire beyond 10 years and are generally anchor tenants. Unfavorable economic conditions could result in the inability of certain tenants to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company had one tenant which leased four stores that filed bankruptcy. The total rents from this tenant represented less than 1% of the Companys' total rent, and the Company had previously reserved for these amounts.

At September 30, 1997 approximately 9.7%, 4.8%, 3.1% and 2.6% of the Company's annualized total rent is received from Publix, Winn-Dixie, Kroger, and Harris Teeter, respectively (the "Four Major Tenants"). Although the Company considers the financial condition and its relationship with the Four Major Tenants to be good, a significant downturn in business or the non-renewal of expiring leases of the Four Major Tenants could adversely affect the Company. Management also believes that the shopping centers are relatively well positioned to withstand adverse economic conditions since they are typically anchored by supermarkets, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Item 6.     Exhibits and Reports on Form 8-K



         10.      Material Contracts:

            (a) Purchase and Sale Agreement, dated May 12, 1997 between Quantum Realty Partners, L.P., a Delaware limited partnership, as Sellers, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Tamiami Trail Shopping Center.

            (b) Amendment to Purchase and Sale Agreement, dated July 11, 1997 between Quantum Realty Partners, L.P., a Delaware limited partnership, as Sellers, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Tamiami Trail Shopping Center.

            (c) Purchase and Sale Agreement, dated July 9, 1997 between Miami Garden Associates, a New Jersey general partnership, as Sellers, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Garden Square Shopping Center.

            (d) Purchase and Sale Agreement, dated September 19, 1997 between TBC Kingsdale, Inc. a Massachusetts corporation, as Sellers, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Kingsdale Shopping Center.

            (e) Amendment to Purchase and Sale Agreement, dated October 1, 1997 between TBC Kingsdale, Inc. a Massachusetts corporation, as Sellers, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Kingsdale Shopping Center.


      B.    Reports on Form 8-K:

            None



         27.      Financial Data Schedule

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 13, 1997                       REGENCY REALTY CORPORATION


                                               ---------------------------
                                          By:   /s/ J.Christian Leavitt
                                                Vice President, Treasurer
                                                  and Secretary