Form 10-K
period 1997-12-31
REGENCY REALTY CORP
filed 1998-03-24
CIK 910606

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the fiscal year ended December 31, 1997



() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transaction period from_____to_____
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

       Securities  registered  pursuant to Section 12(b)of the Act: None

                          Common Stock, $.01 par value
                                (Title of Class)

                             New York Stock Exchange
                     (Name of exchange on which registered)

       Securities registered pursuant to Section(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $302,578,000 based on the closing price on the New York Stock Exchange for such stock on March 16, 1998. The approximate number of shares of Registrant's Common Stock outstanding was 24,304,576 as of March 16, 1998.
                      Documents Incorporated by References

Portions of the Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                                                  Form 10-K
Item No.                                                         Report Page
                                     PART I

1. Business..................................................................1

2. Properties................................................................3

3. Legal Proceedings.........................................................6

4. Submission of Matters to a Vote of Security Holders.......................6

                                     PART II

5. Market for the Registrant's Common Equity and Related
   Shareholder Matters.......................................................6

6. Selected Consolidated Financial Data......................................8

7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations....................................................9

8. Consolidated Financial Statements and Supplementary Data.................15

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................15

                                    PART III

10 .Directors and Executive Officers of the Registrant......................15

11. Executive Compensation..................................................16

12. Security Ownership of Certain Beneficial Owners and Management..........16

13. Certain Relationships and Related Transactions..........................16

                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......16

                                     PART I
Item 1.  Business

Organization and Shopping Center Business: Regency Realty Corporation's ("Regency" or the "Company") principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers in the Eastern Unites States. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities and foot traffic for adjacent local tenants, and should withstand adverse economic conditions.

The Company, a Florida corporation organized in 1993, commenced operations as a real estate investment trust in 1993 with the completion of its Initial Public Offering ("IPO"), and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

At December 31, 1997, the Company's 89 properties contained 10 million square feet of gross leasable area ("GLA") and were 92.8% leased. 86 of the properties are neighborhood shopping centers, and 70 are grocery anchored. The properties are located primarily in Florida (53% of GLA) and Georgia (25% of GLA). At December 31, 1997, approximately 9.8%, 5.0%, 3.0%, and 2.5% of annualized total rent is received from Publix, Winn-Dixie, Kroger, and Harris Teeter, respectively. For more specific data and information about the properties owned by the Company see Item 2. Properties, and Item 7. Management's Discussion and Analysis, included elsewhere in this Form 10-K. The Company also performs property management and leasing on approximately 4 million square feet owned by third parties that generate fees and have the potential for creating synergistic relationships that lead to additional acquisition, development, management and leasing opportunities.

Operating and Investment Philosophy: The Company's key operating and investment objectives are (1) to generate superior shareholder returns by sustaining above average annual increases in funds from operations and long term growth in free and clear cash flow, (2) to create the largest real estate portfolio of quality grocery anchored neighborhood shopping centers in targeted infill markets in the Eastern United States, (3) to build the strongest possible capital structure through conservative financial management that will cost effectively provide the capital to fund the Company's growth strategy, and (4) to put in place the people and processes necessary to enable the Company to implement its Retail
Operating System, a system which incorporates research based investment strategies and value added leasing and management systems.

Management believes that the key to successful implementation of its strategies is to continue to exploit the Company's competitive strengths which include, its cohesive and experienced management team, its research capabilities, its strong capital structure, its access to competitively priced capital, its client relationships, its market expertise in targeted markets, its growing critical mass of quality grocery anchored neighborhood shopping centers, and its vibrant targeted investment markets that enjoy a favorable environment for retail sales.

As of December 31, 1997, the Company has acquired 67 properties at a cost of $646.5 million since its IPO in 1993. The Company's total market capitalization at December 31, 1997 was $1.04 billion. At December 31, 1997, the Company's debt to total market capitalization was 32.4%. The Company intends to continue its emphasis on acquiring and developing grocery anchored neighborhood shopping centers that are the most significant shopping centers serving a targeted market that offer daily necessities and convenience.

Acquisitions and Developments: On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. ("RRLP"), substantially all of the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia, for $232.4 million. The assets acquired from Branch included 100% fee simple interests in 19 operating shopping centers and 1 center under development, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned 4 operating shopping centers and 2 centers under development. At closing and during 1997, RRLP issued 3,572,427 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of common stock in exchange for the assets acquired and the liabilities assumed from Branch. Additional Units and shares of common stock may be issued during 1998 and 1999 based on the performance of certain properties, limited to 722,997 Units issued in 1998 and 1,020,061 Units issued in total during 1998 and 1999.

During 1997, in addition to the Branch Properties, the Company acquired 13 grocery anchored shopping centers for $163.3 million representing 1.9 million SF, two of which are partially operating while undergoing redevelopment. During 1996, the Company acquired 13 grocery anchored shopping centers representing 1.4 million square feet for $107.1 million.

On March 11, 1998, the Company, through RRLP, acquired the real estate assets of entities comprising the Midland Group ("Midland") consisting of 21 shopping centers (the "Midland Properties") plus a development pipeline of 11 shopping centers. Of the 21 centers acquired, 20 are anchored by Kroger. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction. At closing and during 1998, the Company will pay approximately $230.4 million. Subsequent to 1998, the Company expects to pay approximately $12.7 million to acquire equity interests in the development pipeline as the properties reach stabilization. The Company may also be required to make payments aggregating $10.5 million through the year 2000 contingent upon increases in net income from existing properties, the development pipeline, and new properties developed or acquired in accordance with the contribution agreement.

The Company finances the acquisition of shopping centers through the issuance of Units in RRLP, the assumption of existing debt, and from its $150 million line of credit (the "Line"). On February 24, 1998, the Company entered into a commitment agreement with its lenders to increase the unsecured commitment amount of the Line to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating from two agencies of BBB- or higher. Once ratings are achieved, the interest rate on the Line will be reduced to Libor plus .95%, and further reduced if the Company receives ratings better than the minimum requirement from both agencies. During the 1st quarter of 1998, the Company received investment grade ratings from Moody's of Baa2, and S&P of BBB-. The Company repays the Line with proceeds from the sale of common stock.

During 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with SC-USREALTY. Under the Agreement, the Company agreed to sell 7,499,400 shares of common stock to SC-USREALTY at a price of $17.625 per share (the fair market value of the Company's Common Stock on the date the terms of the Agreement were reached) representing total maximum proceeds of approximately $132 million. During 1996, the Company sold SC-USREALTY 3,651,800 shares for approximately $64.4 million and during 1997, the Company sold the remaining 3,847,600 shares generating proceeds of approximately $67.8 million all of which was used to pay down the Line.

As part of the Agreement, SC-USREALTY also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company. In connection with the Units and shares of common stock issued in exchange for Branch's assets on March 7, 1997, SC-USREALTY acquired 1,750,000 shares for $38.7 million.

On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million were used to reduce the balance of the Line. The unused commitment currently available under the Line for future acquisition and development activity is approximately $101.9 million at December 31, 1997.

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

Competition:   There  are  numerous  shopping  center  developers,  real  estate companies and other owners of real estate that operate in the Eastern United States that compete with the Company in seeking retail tenants to occupy vacant space, for the acquisition of shopping centers, and for the development of new shopping centers.

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

Employees: The Company's headquarters are located in Jacksonville, Florida. The Company presently maintains nine offices in which it conducts management and leasing activities located in Florida, Georgia, North Carolina, Ohio, and Missouri. As of March 16, 1998, the Company had approximately 360 employees and believes that relations with its employees are good.

Item 2. Properties

The Company's properties summarized by state including their gross leasable areas (GLA) follows:

     Location                    December 31, 1997                              December 31, 1996
     --------                    -----------------                              -----------------
                  # Properties         GLA          % Leased       # Properties         GLA           % Leased
                  ------------------------------------------      -------------------------------------------

     Florida           45          5,267,894         91.5%               34        3,958,423           94.7%
     Georgia           25          2,539,507         92.4%                6          592,351           90.5%
     North Carolina     6            554,332         99.0%                3          260,094           98.6%
     South Carolina     1             79,743         84.3%                0                0              NA
     Tennessee          3            208,386         98.5%                0                0              NA
     Ohio               2            629,920         89.1%                0                0              NA
     Alabama            3            516,080         99.9%                5          516,080           99.7%
     Mississippi        2            185,061         96.9%                2          185,061          100.0%
                     ----        -----------       -------             -----    ------------          -------
     Total             89          9,980,923         92.8%               50       5,512,009            95.0%
                     ====        ===========       =======             =====    ============          =======

The following table summarizes the largest tenants occupying the Company's shopping centers based upon percentage of total annual rent exceeding 1% at December 31, 1997:

                              Summary of Principal Tenants > 1% of Annualized Total Rent
                                       (including Properties Under Development)

                                                        % to Company            % to Company        # of
            Tenant                  SF          Owned GLA        Rent (1)         Rent (1)         Stores
             ------                 --          ---------        --------         --------         ------
          Publix                 1,209,726         12.1%         $10,079,616          9.8%            28
          Winn Dixie               687,513          6.9%          $5,160,365          5.0%            15
          Kroger                   359,456          3.6%          $3,095,298          3.0%             6
          Harris Teeter            184,563          1.8%          $2,576,534          2.5%             4
          Walgreens                177,365          1.8%          $2,324,358          2.3%            13
          Eckerd                   197,569          2.0%          $2,163,965          2.1%            20
          Blockbuster              122,893          1.2%          $2,063,840          2.0%            19
          K-Mart                   341,264          3.4%          $1,975,338          1.9%             4
          Wal-Mart                 393,487          3.9%          $1,907,608          1.9%             5
          Brunos                   119,840          1.2%          $1,085,574          1.1%             3
          AMC Theater               72,616          0.7%          $1,075,485          1.0%             1
          ----------------------
         (1) Rent includes  annual base rent,  percentage  rent, and  reimbursements  for common area  maintenance,  real estate  taxes,  and insurance as of December 31,1997

The Company's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The Company's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered. The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:

                                                                          Future
                                                         Percent of       Minimum       Percent of
                              Lease                        Total        Rent Under        Total
                           Expiration       Expiring      Company        Expiring        Minimum
                              Year            GLA           GLA           Leases         Rent (2)
                              ----            ---           ---           ------         --------

                               (1)          261,091         2.9%        $2,697,050         3.0%
                              1998          798,530         8.8%         9,027,940        10.1%
                              1999          859,765         9.5%        10,207,450        11.5%
                              2000          731,694         8.1%         9,241,225        10.4%
                              2001          719,133         7.9%         8,698,419         9.8%
                              2002          892,399         9.9%         8,555,657         9.6%
                              2003          487,519         5.4%         4,386,541         4.9%
                              2004          318,523         3.5%         2,861,126         3.2%
                              2005          231,293         2.6%         2,350,900         2.6%
                              2006          431,671         4.8%         3,926,686         4.4%
                              2007          435,279         4.8%         3,645,314         4.1%
                                         ------------    -------        -----------       -----
                           10 Yr Total    6,166,897        68.1%       $65,598,308        73.7%
                                         ------------    -------        -----------       -----

                  (1) leased currently under month to month rent or in process of renewal (2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See the property table below and also see Item 7, Management's Discussion and Analysis for further information about the Company's properties.

The following table describes the Company's properties owned at December 31, 1997:

                                                              Gross
                                     Year         Year       Leasable      Percentage  Grocery        Grocery
Property Name                      Acquired    Constructed  Area (GLA)       Leased      GLA           Anchor
-------------                      --------    -----------  ----------       ------      ---           ------

FLORIDA
Jacksonville / North Florida
Anastasia Shopping Plaza             1993         1988       102,342           98.3%    48,555           Publix
Bolton Plaza                         1994         1988       172,938           97.4%         -
Carriage Gate                        1994         1978        76,833           86.2%         -
Courtyard                            1987         1987        67,794           46.4%    66,446    Albertsons(t)
Ensley Square (j)                    1997         1977        62,361           97.1%    47,786        Delchamps
Millhopper                           1993         1974        84,444           88.3%    37,244           Publix
Newberry Square                      1994         1986       181,006           96.2%    39,795           Publix
Old St. Augustine Plaza              1996         1990       170,220          100.0%    42,112           Publix
Palm Harbor                          1996         1991       168,448           97.1%    45,254           Publix
Pine Tree Plaza (d)                  1997         1998        60,488           95.5%    37,888           Publix
Regency Court                        1997         1992       218,665           99.0%         -
South Monroe Commons (d)             1996         1998        80,214           82.0%    48,466       Winn-Dixie
Village Commons (j)                  1988         1988       105,895           91.2%         -
Tampa / Orlando
Mainstreet Square                    1997         1988       107,159           88.8%    56,000       Winn-Dixie
Mariner's Village                    1997         1986       117,665           95.0%    45,500       Winn-Dixie
Market Place - St. Petersburg        1995         1983        90,296          100.0%    36,464           Publix
Peachland Promenade                  1995         1991        82,082           97.4%    48,890           Publix
Regency Square at Brandon            1986         1986       341,751           81.1%         -
Seven Springs                        1994         1986       162,580           95.1%    35,000       Winn-Dixie
Terrace Walk                         1990         1990        50,926           56.8%         -
Town Square                          1997         1986        42,969          100.0%    14,074    Kash 'N Karry
University Collections               1996         1984       106,627           97.7%    40,143 Kash N Karry (t)
Village Center-Tampa                 1995         1993       181,096           98.7%    36,434           Publix
West Palm Beach / Treasure Coast
Boynton Lakes Plaza                  1997         1993       130,724           89.4%    44,000       Winn-Dixie
Chasewood Plaza                      1992         1986       141,034           90.1%    39,795           Publix
Chasewood Storage                    1992         1986        42,810           99.9%         -
East Port Plaza                      1997         1991       231,656           99.4%    42,112           Publix
Martin Downs Village Center          1992         1985       121,998           92.0%         -
Martin Downs Village Shoppes         1992         1988        49,235           91.5%         -
Ocean Breeze                         1992         1985       111,551           93.2%    36,464           Publix
Ocean East (j)                       1996         1997       112,894           77.5%    38,100 Stuarts Fine Foods
Tequesta Shoppes                     1996         1986       109,766           91.8%    39,795           Publix
Town Center at Martin Downs          1996         1996        64,546          100.0%    56,146           Publix
Wellington Market Place              1995         1990       178,555           91.2%    46,475       Winn-Dixie
Wellington Town Square               1996         1982       105,150           93.8%    36,464           Publix
Miami / Ft. Lauderdale
Aventura                             1994         1974       102,876           92.1%    35,908           Publix
Berkshire Commons                    1994         1992       106,434          100.0%    65,537           Publix
Garden Square                        1997         1991        90,258           96.3%    42,112           Publix
North Miami                          1993         1988        42,500          100.0%    32,000           Publix
Palm Trails Plaza (d)                1997         1998        76,067           78.3%    59,562       Winn-Dixie
Tamiami Trail                        1997         1987       110,867           93.8%    42,112           Publix
University Market Place              1990         1990       129,121           63.1%    63,139    Albertsons(t)
Welleby                              1996         1982       109,949           90.0%    46,779           Publix
   subtotal                                                5,002,790           91.5%

(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

                                       5

                                          Drug
Property Name                             Store      Other Anchors or Majors
-------------                            --------     -----------------------

FLORIDA
Jacksonville / North Florida
Anastasia Shopping Plaza
Bolton Plaza                                         Wal-Mart
Carriage Gate                                        TJ Maxx
Courtyard
Ensley Square (j)
Millhopper                                Eckerd
Newberry Square                                      Kmart
Old St. Augustine Plaza                   Eckerd     Waccamaw
Palm Harbor                               Eckerd     Bealls
Pine Tree Plaza (d)
Regency Court                                        CompUSA, Office Depot, Sports Authority
South Monroe Commons (d)                  Eckerd
Village Commons (j)                                  Wal-Mart (t), Stein Mart
Tampa / Orlando
Mainstreet Square                       Walgreen's
Mariner's Village                       Walgreen's
Market Place - St. Petersburg             Eckerd
Peachland Promenade                                  Ace Hardware
Regency Square at Brandon                            TJ Maxx, AMC, Staples, Marshalls, Michaels
Seven Springs                                        Kmart
Terrace Walk
Town Square                              Rite Aid
University Collections                    Eckerd
Village Center-Tampa                    Walgreen's   Stein Mart
West Palm Beach / Treasure Coast
Boynton Lakes Plaza                     Walgreen's
Chasewood Plaza                         Walgreen's
Chasewood Storage
East Port Plaza                         Walgreen's   Kmart, Sears Homelife
Martin Downs Village Center             Walgreen's   Coastal Care
Martin Downs Village Shoppes
Ocean Breeze                            Walgreen's   Coastal Care
Ocean East (j)                                       Coastal Care
Tequesta Shoppes                        Walgreen's
Town Center at Martin Downs
Wellington Market Place                 Walgreen's   United Artists
Wellington Town Square                    Eckerd
Miami / Ft. Lauderdale
Aventura                                  Eckerd     Humana
Berkshire Commons                       Walgreen's
Garden Square                             Eckerd
North Miami                               Eckerd
Palm Trails Plaza (d)
Tamiami Trail                             Eckerd
University Market Place                              Linens Supermarket
Welleby                                 Walgreen's

(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

                                                              Gross
                                     Year         Year       Leasable      Percentage  Grocery        Grocery
Property Name                      Acquired    Constructed  Area (GLA)       Leased      GLA           Anchor
-------------                      --------    -----------  ----------       ------      ---           ------

GEORGIA
Atlanta
Ashford Place                        1997         1993        53,345          100.0%         -
Braelin Village (j)                  1997         1991       225,922           95.4%    63,986           Kroger
Briarcliff LaVista                   1997         1962        39,201          100.0%         -
Briarcliff Village                   1997         1990       192,660           94.1%         -
Buckhead Court                       1997         1984        55,227           95.8%         -
Cambridge Square                     1996         1979        68,725           91.4%    32,000       Winn-Dixie
Cromwell Square                      1997         1990        81,826           83.6%         -
Cumming 400                          1997         1994       126,899           98.9%    56,146           Publix
Dunwoody Hall                        1997         1986        79,974          100.0%    34,632              A&P
Dunwoody Village (j)                 1997         1975       114,657           96.3%    26,950          Bruno's
Loehmann's Plaza                     1997         1986       137,635           86.5%         -
Lovejoy Station                      1997         1995        77,336           98.2%    47,955           Publix
Memorial Bend                        1997         1995       177,278           83.6%    56,146           Publix
Orchard Square                       1995         1987        85,940           89.8%    36,990              A&P
Paces Ferry Plaza                    1997         1987        61,693          100.0%         -
Powers Ferry Square                  1997         1987        97,809          100.0%     7,216          Harry's
Powers Ferry Village                 1997         1994        78,995           99.9%    47,955           Publix
Rivermont Station                    1997         1996        90,323           98.0%    58,261    Harris Teeter
Roswell Village (d)                  1997         1997       144,071           85.4%    37,888           Publix
Russell Ridge                        1994         1995        98,556          100.0%    63,296           Kroger
Sandy Plains Village                 1996         1992       168,513           75.9%    60,009           Kroger
Sandy Springs Village                1997         1997        48,245          100.0%    41,354           Kroger
Trowbridge Crossing (d) (j)          1997         1997        64,060           86.4%    37,888           Publix
Other Markets
LaGrange Marketplace                 1993         1989        76,327           93.6%    46,733       Winn-Dixie
Parkway Station                      1996         1983        94,290           91.4%    42,130           Kroger
    subtotal                                               2,539,507           92.4%

NORTH CAROLINA
Charlotte
Carmel Commons                       1997         1979       132,647           95.7%    14,300     Fresh Market
City View                            1996         1993        77,550          100.0%    44,000       Winn-Dixie
Union Square                         1996         1989        97,191          100.0%    33,000    Harris Teeter
Raleigh / Durham
Glenwood Village                     1997         1983        42,864          100.0%    27,764    Harris Teeter
Woodcroft                            1996         1984        85,353          100.0%    26,752        Food Lion
Asheville
Oakley Plaza                         1997         1988       118,727          100.0%    42,317            Bi-Lo
    subtotal                                                 554,332           99.0%

(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

Property Name                           Drug
-------------                          Store      Other Anchors or Majors
                                      ----------  -----------------------

GEORGIA
Atlanta
Ashford Place                                      Pier 1 Imports
Braelin Village (j)                                Kmart
Briarcliff LaVista                   Drug Emporium
Briarcliff Village                      Eckerd     TJ Maxx, Office Depot
Buckhead Court                                     Outback Steakhouse
Cambridge Square
Cromwell Square                        CVS Drug    Haverty's Furniture
Cumming 400                                        Big Lots
Dunwoody Hall                           Eckerd
Dunwoody Village (j)
Loehmann's Plaza                        Eckerd     Loehmann's
Lovejoy Station
Memorial Bend                                      TJ Maxx
Orchard Square                         CVS Drug
Paces Ferry Plaza
Powers Ferry Square                 Drugs for Less
Powers Ferry Village                   CVS Drug
Rivermont Station                      CVS Drug
Roswell Village (d)                     Eckerd     Ace Hardware
Russell Ridge
Sandy Plains Village                               Ace Hardware
Sandy Springs Village
Trowbridge Crossing (d) (j)
Other Markets
LaGrange Marketplace                    Eckerd
Parkway Station

NORTH CAROLINA
Charlotte
Carmel Commons                          Eckerd     Piece Goods
City View                              CVS Drug
Union Square                           CVS Drug    Consolidated Theatres
Raleigh / Durham
Glenwood Village
Woodcroft                               Eckerd     True Value
Asheville
Oakley Plaza                           CVS Drug    Baby Superstore, Western Auto


(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

                                                 Gross
                                     Year         Year       Leasable      Percentage  Grocery        Grocery
Property Name                      Acquired    Constructed  Area (GLA)       Leased      GLA           Anchor
-------------                      --------    -----------  ----------       ------      ---           ------


OHIO
Cincinatti
Hyde Park Plaza                      1997         1995       374,743           96.1%   138,592   Kroger,Thriftway
Columbus
Kingsdale (d)                        1997         1998       255,177           78.9%    55,000         Big Bear
   subtotal                                                  629,920           89.1%

ALABAMA
Birmingham
Villages of Trussville               1993         1987        69,300          100.0%    38,380          Bruno's
West County Marketplace              1993         1987       129,155          100.0%    42,848   Food World (t)
Montgomery
Country Club                         1993         1991        67,622           99.6%    35,922       Winn-Dixie
Other Markets
Bonner's Point                       1993         1985        87,280          100.0%    34,700       Winn-Dixie
Marketplace - Alexander City         1993         1987       162,723          100.0%    47,668       Winn-Dixie
  subtotal                                                   516,080           99.9%

TENNESSEE
Nashville
Harpeth Village (j)                  1997         1998        70,091           95.4%    54,510          Bruno's
Marketplace - Murphreesburo (j)      1997         1997        23,500          100.0%         -
Peartree Village                     1997         1997       114,795          100.0%    65,538    Harris Teeter
    subtotal                                                 208,386           98.5%

MISSISSIPPI
Columbia Marketplace                 1993         1988       136,002           95.8%    41,895       Winn-Dixie
Lucedale Marketplace                 1993         1989        49,059          100.0%    35,059        Delchamps
  subtotal                                                   185,061           96.9%

SOUTH CAROLINA
Charleston
Merchants Village (d)                1997         1997        79,743           84.3%    37,888           Publix

Total                                                      9,980,923           92.8%

(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

                                         Drug
Property Name                            Store      Other Anchors or Majors
-------------                           --------    -----------------------


OHIO
Cincinatti
Hyde Park Plaza                        Walgreen's   Barnes & Noble, Old Navy, Micheals
Columbus
Kingsdale (d)                                       Stein Mart, The Limited, S&K Menswear

ALABAMA
Birmingham
Villages of Trussville                  CVS Drug
West County Marketplace                  Eckerd     Wal-Mart
Montgomery
Country Club                             Harco
Other Markets
Bonner's Point                                      Wal-Mart
Marketplace - Alexander City

TENNESSEE
Nashville
Harpeth Village (j)
Marketplace - Murphreesburo (j)                     Office Max
Peartree Village                         Eckerd     Office Max

MISSISSIPPI
Columbia Marketplace                                Wal-Mart
Lucedale Marketplace                                Wal-Mart (t)


SOUTH CAROLINA
Charleston
Merchants Village (d)



(d) property under development or redevelopment
(j) property owned by joint venture - Regency's interest is less than 100%
(R) or last renovation
(t) tenant owns its own building

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

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1997 and 1996.

                                                   1997                                      1996
                                    -----------------------------------      -------------------------------------
                                                                Cash                                         Cash
                                      High          Low       Dividends         High          Low         Dividends
                                      Price        Price      Declared          Price        Price        Declared

         March 31                   $ 28.000        25.000          .42         17.500       15.875         .405
         June 30                      28.125        24.875          .42         21.125       16.500         .405
         September 30                 28.250        24.875          .42         22.375       19.250         .405
         December 31                  28.000        24.250          .42         26.250       21.125         .405


On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. ("RRLP"), substantially all of the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia, for $232.4 million. The assets acquired from Branch included 100% fee simple interests in 19 operating shopping centers and 1 center under development, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned 4 operating shopping centers and 2 centers under development. At closing and during 1997, RRLP issued 3,572,427 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of common stock in exchange for the assets acquired and the liabilities assumed from Branch. The Units are redeemable on a one-for-one basis in exchange for shares of common stock. On June 13, 1997, 3,027,080 partnership units were converted to common stock. In connection with the Units and shares of common stock issued in exchange for Branch's assets, SC-USREALTY acquired
1,750,000 shares during August and December, 1997 at $22.125 per share in accordance with their rights as provided for in the Agreement.

Additional Units and shares of common stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing (each an "Earn-Out Closing"), based on the performance of certain properties (the "Property Earn-Out"), and additional shares of common stock may be issued at the first and second Earn-Out Closings based on revenues earned from third party management and leasing contracts (estimated to be approximately $750). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to 722,997 Units at the first Earn-Out Closing and 1,020,061 Units at all Earn-Out Closings (including the first Earn-Out Closing). The acquisition of Branch is discussed further in note 2, Acquisition and Development of Real Estate, of the notes to the 1997 consolidated financial statements.
                                       11

The Company declares quarterly cash dividends on the 2.5 million Class B common shares outstanding. At December 31, 1997, the Class B common was owned by a single shareholder. During 1997, a distribution of $.5140 per share was paid quarterly. During 1996, a distribution of $.4961 per share was paid quarterly. The 2.5 million Class B common shares are convertible into 2,975,468 common shares, subject to certain ownership limitations.

Under the loan agreement with the lenders of the Company's acquisition and development line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described under Item 7., Management's Discussion and Analysis. Also in the event of any monetary default, the Company will not make distributions to shareholders.

Item6.Selected Consolidated Financial Data (in thousands, except per share data)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1997, for the Company and the commercial real estate business of The Regency Group, Inc. ("TRG" or "Regency Properties"), the predecessor of the Company. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. The historical Selected Financial Data for Regency Realty Corporation for the four year period ended December 31, 1997 and for the period from July 9, 1993 to December 31, 1993, have been derived from the audited financial statements. The historical Selected Financial Data for the Regency Properties as of November 5, 1993 has been derived from audited financial statements.

Item 6.  Selected Consolidated Financial Data  (in thousands, except per share data) - (continued)
                                                                                                              Regency
                                                            Regency Realty Corporation                       Properties
                                        ------------------------------------------------------------------- -------------
                                                                                              Period Ended  Period Ended
                                                      Year Ended December 31,                   Dec. 31,      Nov. 5,
                                        ----------------------------------------------------
                                           1997         1996         1995          1994           1993          1993
                                           ----         ----         ----          ----           ----          ----
                                                                                                              (note 1)
Operating Data:
Revenues:
  Rental revenues                          $89,306       43,433        31,555        25,673          3,094         7,375
  Management,  leasing and
     brokerage fees                          8,448        3,444         2,426         2,332            572         2,247
  Equity in income of real estate
     partnership investments                    33           70             4            17              3            18
                                        -----------  -----------  ------------  ------------  ------------- -------------
       Total revenues                       97,787       46,948        33,985        28,022          3,669         9,640
                                        -----------  -----------  ------------  ------------  ------------- -------------

Operating expenses:
  Operating, maintenance and real
     estate taxes                           22,904       12,065         8,683         7,140            862         3,365
  General and administrative                 9,964        6,048         4,894         4,531            736         2,835
  Depreciation and amortization             16,303        8,059         5,854         5,266            679         1,564
                                        -----------  -----------  ------------  ------------  ------------- -------------
      Total operating expenses              49,171       26,172        19,431        16,937          2,277         7,764
                                        -----------  -----------  ------------  ------------  ------------- -------------

Interest expense, net of income             18,667       10,811         8,969         5,701            496         3,937
                                        -----------  -----------  ------------  ------------  ------------- -------------
      Income before minority interests      29,949        9,965         5,585         5,384            895       (2,061)

Minority interest of redeemable
  operating partnership units              (2,042)            -             -             -              -             -
Minority interest of limited partners        (505)            -             -             -              -           126
Equity in loss of unconsolidated
  partnership                                    -            -             -             -              -         (111)
Other non-recurring income, net                  -            -             -             -              -         3,291
                                        -----------  -----------  ------------  ------------  ------------- -------------
  Net income                                27,402        9,965         5,585         5,384            895         1,245
  Preferred stock dividends                      -           58           591           283              -             -
                                        -----------  -----------  ------------  ------------  ------------- -------------
  Net income for common
    stockholders                           $27,402        9,907         4,994         5,101            895         1,245
                                        ===========  ===========  ============  ============  ============= =============
  Earnings per share (EPS):
              Basic                          $1.28         0.82          0.75          0.80           0.14           n/a
              Diluted                        $1.23         0.82          0.75          0.80           0.14           n/a
                                        ===========  ===========  ============  ============  ============= =============
Other Data:
Common stock outstanding including
  Class B common if converted               26,967       13,590         9,704         6,455          6,333           n/a
Redeemable partnership units                   574           59             -             -              -             -
  outstanding to minority interests
Company owned gross leasable area            9,981        5,512         3,981         3,182          2,337         1,145
Number of properties (at end of period)         89           50            36            30             23             8

Balance Sheet Data:
Real estate investments at cost           $834,402      393,403       279,046       217,539        152,821             -
Total assets                               826,849      386,524       271,005       214,082        153,653             -
Total debt                                 278,050      171,607       115,617       107,998         53,521             -
Stockholders' equity                       513,627      206,726       147,007       101,760         97,416             -

Note 1: Such Combined Financial Statements have been prepared to reflect the historical combined operations of the Regency Properties associated with the ownership of the properties and the management, leasing, acquisition, development and brokerage business acquired by the Company from TRG on November 5, 1993 in connection with the Company's Initial Public Offering ("IPO") completed November 5, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere herein. Certain statements made in the following discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Company in the future to significantly differ from any future results that may be implied by such forward-looking statements.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers in the Eastern Unites States. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Company's properties summarized by state including their gross leasable areas (GLA) follows:

     Location                          December 31, 1997                       December 31, 1996
     --------                          -----------------                       -----------------
                              # Properties    GLA    % Leased          # Properties    GLA     % Leased
                              -------------------------------          ---------------------------------

     Florida                       45     5,267,894      91.5%            34        3,958,423      94.7%
     Georgia                       25     2,539,507      92.4%             6          592,351      90.5%
     North Carolina                 6       554,332      99.0%             3          260,094      98.6%
     South Carolina                 1        79,743      84.3%             -                -         NA
     Tennessee                      3       208,386      98.5%             -                -         NA
     Ohio                           2       629,920      89.1%             -                -         NA
     Alabama                        5       516,080      99.9%             5          516,080      99.7%
     Mississippi                    2       185,061      96.9%             2          185,061     100.0%
     Total                      -----    ----------      ----           -----       ---------     ------
                                   89    9,980,923       92.8%            50        5,512,009      95.0%
                                =====    ==========      ====           =====       =========     ======

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. At December 31, 1997, 51 of the Company's shopping centers are anchored by the 1st or 2nd most dominant or preferred grocery store in its particular market as measured by total market sales, based upon internal research. The following table summarizes the four largest tenants occupying the Company's shopping centers, the average remaining years on their current leases, and their average annual sales per square foot in the stores that they occupy:

                                                                      Average         Regency      All Corporate
     Grocery          Number of        % of           % of        Remaining Lease       Store          Stores
      Anchor            Stores       Total GLA     Annual Rent          Term          Sales PSF      Sales PSF*
                        ------       ---------     -----------          ----          ---------   -  ----------
     Publix               28           12.1%            9.8%            12 yrs           $509            $416
     Winn Dixie           15            6.9%            5.0%            11 yrs           $284            $278
     Kroger                6            3.6%            3.0%            10 yrs           $427            $403
     Harris Teeter         4            1.8%            2.5%            16 yrs           $433            $362

     --Corporate information pertains to all stores operated by the tenant and was acquired from publicly available data.

Acquisition and Development of Shopping Centers

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions"), 5 of which are partially operating while undergoing redevelopment scheduled for completion during 1998. The Company also completed the development of 3 shopping centers and began development on 2 shopping centers scheduled for completion during 1998. The following summarizes the locations of the Company's 1997 acquisition and development activity:

                            Completed         In Process         Completed        In Process         GLA at
          Location         Acquisitions     Redevelopments       Development      Development      Completion
          --------         ------------     --------------       -----------      -----------      ----------
     Florida                    10                1                   -                2            1,329,093
     Georgia                    19                2                   -                -            1,947,156
     North Carolina              3                -                   -                -              294,238
     South Carolina              1                1                   -                -               79,743
     Tennessee                   -                -                   3                -              208,386
     Ohio                        2                1                   -                -              629,920
                         ---------         --------             --------        --------            ----------
     Total                      35               5                    3                2            4,488,536
                         =========         ========             ========        ========            ==========
     GLA                 4,123,869          603,819              208,386         156,281
                         =========         ========             ========        ========
     Total Investment
     at Completion
     (in thousands)       $373,858          $53,399              $32,183        $15,794             $ 421,835
                         =========         ========             ========        =======             =========

On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. ("RRLP"), substantially all of the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia, for $232.4 million. The assets acquired from Branch included 100% fee simple interests in 19 operating shopping centers and 1 center under development, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned 4 operating shopping centers and 2 centers under development. The Company also assumed the third party property management contracts of Branch on approximately 3 million SF of shopping center GLA that generate management fees and leasing commission revenues.

At closing and during 1997, RRLP issued 3,572,427 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of common stock in exchange for the assets acquired and the liabilities assumed from Branch. The Units are redeemable on a one-for-one basis in exchange for shares of common stock. On June 13, 1997, 3,027,080 partnership units were converted to common stock. The purchase price of Branch, as recorded in the Company's financial statements, includes approximately $96.4 million for Units and common stock issued (based upon $26.85, the fair market value of the Company's common stock on the date the acquisition was publicly announced), $27.3 million in cash, $7.8 million for transaction costs and to establish reserves, and $97.2 million of assumed debt.

Additional Units and shares of common stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing (each an "Earn-Out Closing"), based on the performance of certain properties (the "Property Earn-Out"), and additional shares of common stock may be issued at the first and second Earn-Out Closings based on revenues earned from third party management and leasing contracts (estimated to be approximately $750). The formula for the Property Earn-Out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for certain properties in the Partnership's portfolio as of February 15 of the year of calculation. The Property Earn-Out is limited to 722,997 Units at the first Earn-Out Closing and 1,020,061 Units at all Earn-Out Closings (including the first Earn-Out Closing).

During 1997, in addition to the Branch Properties, the Company acquired 13 grocery anchored shopping centers for $163.3 million for cash including debt assumed of $31.4 million representing 1.9 million SF, two of which are partially operating while undergoing redevelopment. During 1996, the Company acquired 13 grocery anchored shopping centers representing 1.4 million square feet for $107.1 million (the "1996 Acquisitions"). These acquisitions are discussed further in note 2, Acquisition and Development of Real Estate, of the notes to the 1997 consolidated financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $43.0 million, $16.0 million, and $15.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, and is the primary source of funds to pay dividends and distributions on outstanding common stock and Units, maintain and operate the shopping centers, and pay interest and scheduled principal reductions on outstanding debt. Changes in net cash provided by operating activities is further discussed below under results from operations. Net cash used in investing activities was $188.5 million, $109.8 million, and $61.5 million, during 1997, 1996, and 1995, respectively, as discussed above in Acquisitions of Shopping Centers. Net cash provided by financing activities was $153.8 million, $98.7 million, and $46.2 million during 1997, 1996, and 1995, respectively.

The Company paid dividends and distributions of $37 million, $16.2 million, and $10.8 million, during 1997, 1996, and 1995, respectively (see Funds from Operations below for further discussion on payment of dividends). In January 1997, the Company increased its quarterly common dividend and distribution per Unit to $.42 per share vs. $.405 per share in 1996 and during 1997 issued additional common shares and Units as discussed below. In January 1998, the Company increased its quarterly common dividend and distribution per Unit to $.44 per share, and accordingly, total dividends and distributions expected to be paid by the Company during 1998 will increase substantially over 1997.

The Company's total indebtedness at December 31, 1997 and 1996 was approximately $278.0 million and $171.6 million, respectively, of which $199.1 million and $94.1 million had fixed interest rates averaging 7.3% and 7.6%, respectively. The weighted average interest rate on total debt at December 31, 1997 and 1996 was 7.3% and 7.5%, respectively. During 1997, the Company, as part of its acquisition activities, assumed approximately $142.4 million of debt, as compared to $3.9 million during 1996. The cash portion of the purchase price for the 1997 Acquisitions was financed from the Company's $150 million line of credit (the "Line"). At December 31, 1997 and 1996, the balance of the Line was $48.1 million and $73.7 million, respectively. The Line has a variable rate of interest equal to the London Inter-bank Offered Rate ("Libor") plus 150 basis points.

On February 24, 1998, the Company entered into an agreement with the various banks that provide the Line to increase the unsecured commitment amount to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating of BBB- or higher from Standard & Poors (S&P) and a Baa3 rating or higher from Moody's Investor Service (Moody's). Once ratings are achieved, the interest rate on the Line will be reduced to Libor plus .95%, and further reduced if the Company receives ratings better than the minimum requirement from both agencies. During the 1st quarter of 1998, the Company received investment grade ratings from Moody's of Baa2, and a rating of BBB- from S&P.

During 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with SC-USREALTY. Under the Agreement, the Company agreed to sell 7,499,400 shares of common stock to SC-USREALTY at a price of $17.625 per share (the fair market value of the Company's Common Stock on the date the terms of the Agreement were reached) representing total maximum proceeds of approximately $132 million. During 1996, the Company sold 3,651,800 shares to SC-USREALTY for approximately $64.4 million and the proceeds were used to pay down the Line. During March and June, 1997, the Company issued the remaining 3,847,600 shares to SC-USREALTY generating proceeds of approximately $67.8 million which were used to pay down the Line, completing the issuance of common stock under the original commitment.

As part of the Agreement, SC-USREALTY also has participation rights entitling them to purchase additional equity in the Company at the same price as that offered to other purchasers in order to preserve their pro rata ownership in the Company. In connection with the Units and shares of common stock issued in exchange for Branch's assets on March 7, 1997, SC-USREALTY acquired 1,750,000 shares during August and December, 1997 at $22.125 per share (the fair market value of the Company's common stock on the date the agreement to acquire Branch was entered into) in accordance with their rights. For further discussion of the Branch acquisition or the Agreement, see notes 2 and 6, to the Company's 1997 consolidated financial statements.

On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total net proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million were used to reduce the balance of the Line. The unused commitment currently available under the Line for future acquisition and development activity is approximately $101.9 million at December 31, 1997.

The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While the Company intends to continue to pay dividends to its stockholders, the Company will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

The Company's real estate portfolio has grown substantially during 1997 as a result of the acquisitions and developments discussed above. In 1998, the Company intends to exceed its 1997 level of acquisitions and development. The Company expects to meet the related capital requirements from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Recent Events

On March 11, 1998, the Company acquired the real estate assets of entities comprising the Midland Group ("Midland") consisting of 21 shopping centers (the "Midland Properties") plus a development pipeline of 11 shopping centers. Of the 21 centers acquired, 20 are anchored by Kroger. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction. At closing and during 1998, the Company will pay approximately $230.4 million for the properties and to pay transaction costs through the issuance of units of RRLP valued at $26.58 per unit (the fair market value of the Company's common stock on the date the terms of the acquisition were agreed
to) or cash of $47 million, the assumption of $92.5 million of debt, and $90.9 million to pay off existing secured real estate loans. The Company will incur additional costs to establish reserves, pay severance, and prepay existing assumed loans. Subsequent to 1998, the Company expects to pay approximately $12.7 million to acquire equity interests in the development pipeline as the properties reach stabilization. The Company may also be required to make payments aggregating $10.5 million through the year 2000 contingent upon increases in net income from existing properties, the development pipeline, and new properties developed or acquired in accordance with the contribution agreement.

Results from Operations

Comparison of 1997 to 1996

Revenues increased $50.8 million or 108% to $97.8 million in 1997. The increase was due primarily to the 1997 Acquisitions and 1996 Acquisitions providing increases in revenues of $49.8 million during 1997. At December 31, 1997, the real estate portfolio contained approximately 10 million SF, was 92.8% leased and had average rents of $9.34 per SF. Minimum rent increased $35.4 million or 102%, and recoveries from tenants increased $9.3 million or 121%. On a same property basis (excluding the 1997 and 1996 Acquisitions) revenues increased $960 or 2%, primarily due to higher percentage rents and operating expense recoveries from tenants. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $8.4 million in 1997 compared to $3.4 million in 1996, the increase due to fees earned from third property management and leasing contracts acquired as part of the acquisition of Branch. At December 31, 1997, the Company managed shopping centers and office buildings owned entirely by third parties containing approximately 4.4 million SF vs. 1.2 million SF at December 31, 1996.

Operating  expenses  increased  $23.0  million or 88% to $49.2  million in 1997.
Combined operating and maintenance, and real estate taxes increased $10.8 million or 89% during 1997 to $22.9 million. The increases are due to the 1997 and 1996 Acquisitions generating operating and maintenance expenses and real estate tax increases of $10.6 million during 1997. On a same property basis, operating and maintenance expenses and real estate taxes increased $226, or 2%. General and administrative expense increased 64.7% during 1997 to $10.0 million due to the hiring of new employees and related office expenses necessary to manage the 52 shopping centers acquired during 1996 and 1997, as well as, the 44 shopping centers that the Company began managing for third parties during 1997. Depreciation and amortization increased $8.2 million during 1997 or 102% primarily due to the 1997 and 1996 Acquisitions generating $7.7 million in depreciation and amortization.

Interest expense increased to $19.7 million in 1997 from $11.5 million in 1996 or 71% due primarily to increased average outstanding loan balances related to the financing of the 1997 and 1996 Acquisitions on the Line and the assumption of debt, as discussed under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $27.4 million in 1997 vs. $9.9 million in 1996, a $17.5 million or 177% increase for the reasons previously described. Diluted earnings per share in 1997 was $1.23 vs. $0.82 in 1996, an increase of 50% due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 12.4 million primarily due to the Acquisition of the Branch Properties, the issuance of shares to SC-USREALTY, and the public offering discussed previously (see notes 2, 6 and 7, to the 1997 consolidated financial statements for related discussions).

Comparison of 1996 to 1995

Revenues increased $13 million or 38% to $46.9 million in 1996. The increase was due primarily to the 1996 Acquisitions discussed above, and 6 shopping centers purchased during 1995 for $53.3 million ("1995 Acquisitions"), providing increases in revenues of $10 million during 1996. At December 31, 1996, the real estate portfolio contained approximately 5.5 million SF, was 95.4% leased and had average rents of $8.73 per SF. Minimum rent increased $9.7 million or 39%, and recoveries from tenants increased $1.9 million or 32%. On a same property basis (excluding the 1996 and 1995 Acquisitions) revenues increased $3 million or 10%, primarily due to increased based rent from 3 new anchor tenants who opened during 1996 at 3 of the Company's shopping centers (the "1995 Anchor Expansions"). Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $3.4 million in 1996 compared to $2.4 million in 1995, the increase due to fees earned on build to suit development activity. At December 31, 1996 and 1995, the Company managed shopping centers and office buildings owned entirely by third parties containing approximately 1.2 million SF.

Operating expenses increased $6.7 million or 29% to $26.2 million in 1996. Combined operating and maintenance, and real estate taxes increased $3.4 million or 39% during 1996 to $12.1 million. The increases are due to the 1996 and 1995 Acquisitions generating operating and maintenance expenses and real estate tax increases of $2.7 million during 1996. On a same property basis, operating and maintenance expenses and real estate taxes increased $651, or 11% primarily due to the 1995 Anchor Expansions. General and administrative expense increased 24% during 1996 to $6 million due to the hiring of new employees and related office expenses necessary to manage the 20 shopping centers acquired during 1995 and 1996. Depreciation and amortization increased $2.2 million during 1996 or 38% primarily due to the 1996 and 1995 Acquisitions and the 1995 Anchor Expansions.

Net interest expense increased to $10.1 million in 1996 from $8.4 million in 1995 or 21% due primarily to increased average outstanding loan balances related to the 1996 and 1995 Acquisitions. Outstanding debt at December 31, 1996 was $171.6 million vs. $115.6 million in 1995. Preferred stock dividends declined as a result of the full conversion of the remaining Series A preferred stock into common stock during 1996.

Net income for common stockholders was $9.9 million in 1996 vs. $5 million in 1995, a $4.9 million or 98% increase for the reasons previously described. Diluted earnings per share in 1996 was $0.82 vs. $0.75 in 1995, an increase of 9.3% due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 722 due to the issuance of shares to SC-USREALTY discussed previously (see notes 2, 6 and 7, to the 1997 consolidated financial statements for related discussions).

Funds from Operations

The Company considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and after adjustments for unconsolidated investments in real estate partnerships and joint ventures, to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

FFO increased by 149% from 1996 to 1997 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the periods ended December 31, 1997 and 1996 are summarized in the following table:


                                                                      1997               1996              1995
                                                                      ----               ----              ----

Net income for common stockholders                                $ 27,402              9,907             4,994
Add (subtract):
  Real estate depreciation and amortization, net                    15,671              8,049             5,833
  Gain on sale of office building                                    (451)                  -                 -
  Minority interests in net income of
    Redeemable partnership units                                     2,042                  -                 -
                                                                    ------             ------            ------
Funds from operations                                             $ 44,663             17,956            10,827
                                                                    ======             ======            ======

Cash flow provided by (used by):
  Operating activities                                            $ 43,044             16,004            15,892
  Investing activities                                            (188,533)          (109,842)          (61,504)
  Financing activities                                             153,782             98,730            46,153

Environmental Matters

The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company. See note 11 of the consolidated financial statements for further discussion.

Inflation

Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Year 2000 System Conversions

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in process of resolving the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in major system failure and miscalculations. During 1997, the Company converted its operating system, and its general accounting and lease administration software systems to versions containing modifications that corrected for the Year 2000 problem. Both suppliers have received ITAA 2000 certification from The Information Technology Association of America, the industry's century date change certification program. The Company will continue to assess its other internal systems and reprogram or upgrade as necessary. The Company is also reviewing the Year 2000 system conversions of other companies of which it does business in order to determine their compliance.


Item 8.   Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1998 Annual Meeting of Shareholders.

The following table provides information concerning the executive officers of the Company, several of which were officers of TRG for five years or more prior to the Company's acquisition of TRG's real estate business in November, 1993.

---------------------------------- ---------------------------------------------------------------
                                                     Position with the Company;
              Name                                  Principal Occupations During
             (Age)                                       Past Five Years
---------------------------------- ---------------------------------------------------------------

Martin E. Stein, Jr. (45)          Chairman,   Chief  Executive   Officer  and  Director  of  the
                                   Company, and President, Chief Executive Officer and Director
                                   of TRG
---------------------------------- ---------------------------------------------------------------

Bruce M. Johnson (50)              Managing  Director and Chief Financial Officer of the Company,
                                   and  previously  Vice  President of Investment  Management and
                                   Acquisitions of TRG.
---------------------------------- ---------------------------------------------------------------

Robert C. Gillander, Jr. (44)      Managing   Director  of  Investments  for  the  Company,   and
                                   previously Vice President of Development of TRG
---------------------------------- ---------------------------------------------------------------

James D. Thompson (42)             Managing   Director  of  Operations   for  the  Company,   and
                                   previously  Vice  President of Asset  Management  in North and
                                   Central Florida regions of TRG.
---------------------------------- ---------------------------------------------------------------

Lee S. Wielansky (46)              Managing   Director  of  Investments   of  the  Company,   and
                                   previously  President and Chief  Executive  Officer of Midland
                                   Development Group from 1993 to 1998.
---------------------------------- ---------------------------------------------------------------

Item 11.   Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1998 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owner and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1998 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1998 Annual Meeting of Shareholders.
                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

The Company's 1997 financial statements and financial statement schedule, together with the report of KPMG Peat Marwick LLP dated February 3, 1998, except for Note 12 as to which the date is March 1, 1998, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K:

         None
                                       21

     (c)  Exhibits:

3. Articles of Incorporation

     # (i) Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

     #(ii) Restated Bylaws of Regency Realty Corporation.

4. See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Realty Corporation defining rights of security holders.

10.Material Contracts

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

   ~*(e) Form of Option Award Agreement for Key Employees

   ~*(f) Form of Option Award Agreement for Non-Employee Directors

   ~*(g) Annual Incentive for Management Plan

   ~*(h) Form of Director/Officer Indemnification Agreement

   ~*(i) Form of Non-Competition  Agreement between Regency Realty Corporation and Joan W. Stein, Robert L. Stein, Richard W. Stein,the Martin E. Stein Testamentary Trust A and the Martin E. Stein Testamentary Trust B.
-------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
# Included as an exhibit to the Company's Form 10-Q filed August 11, 1997 and incorporated herein by reference.
* Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5, 1993, and incorporated herein by reference
** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and incorporated herein by reference
*** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and incorporated herein by reference
+ Included as an exhibit to the Company's Form 10-Q filed May 12, 1994, and incorporated herein by reference
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.
+++ Filed as an exhibit to the Company's Form 8-K report filed March 14, 1997 and incorporated herein by reference.
@ Filed as an exhibit to the Company's Form 10-K filed March 25, 1997 and incorporated herein by reference.
@@ Included as an exhibit to the Company's Form 10-Q filed May 15, 1997 and incorporated herein by reference.
@@@   Included  as an exhibit to the  Company's  Form 8-K/A  report  filed
      March 19, 1998 and incorporated herein by reference.

    ~*(j) Form of Employment Agreement with Martin E. Stein, Jr.

 ~*** (k) Form of Employment Agreements entered into with the following executive officers:

               (i)      Bruce M. Johnson
              (ii)      Robert C. Gillander, Jr.
             (iii)      James D. Thompson

    (l) The following documents, all dated November 5, 1993, relating to a $51 million loan from Salomon Brothers
         Inc. to corporations and subsidiaries wholly owned by the Company.

         **    (i)     Loan Agreement  between RSP IV Criterion,  Ltd.,  Regency
                       Rosewood Temple Terrace,  Ltd., Treasure Coast Investors,
                       Ltd., Landcom Regency Mandarin, Ltd., RRC FL SPC, Inc.,
                       RRC AL SPC, Inc.,  RRC MS SPC, Inc.,and RRC GA SPC, Inc.
                       (as borrowers) and RRC Lender,  Inc.(as lender)

         **   (ii)     Promissory Note in the original principal amount of $51
                       million

         **  (iii)     Undertaking executed by the Registrantand RRC FL SPC,Inc.
                       RRC AL SPC, Inc., RRC MS SPC, Inc., and RRC GA SPC, Inc.

         **   (iv)     Certificate  Purchase  Agreement  between  RRC  Lender,
                       Inc.  (as  seller)  and  Salomon Brothers, Inc.
                       (as lender)

   (m) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

         ++  (i)      Stock Purchase Agreement dated June 11, 1996.

         ++ (ii)      Stockholders' Agreement dated July 10, 1996.
--------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
# Included as an exhibit to the Company's Form 10-Q filed August 11, 1997 and incorporated herein by reference.
* Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5, 1993, and incorporated herein by reference
** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and incorporated herein by reference
*** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and incorporated herein by reference
+ Included as an exhibit to the Company's Form 10-Q filed May 12, 1994, and incorporated herein by reference
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.
+++ Filed as an exhibit to the Company's Form 8-K report filed March 14, 1997 and incorporated herein by reference.
@ Filed as an exhibit to the Company's Form 10-K filed March 25, 1997 and incorporated herein by reference.
@@ Included as an exhibit to the Company's Form 10-Q filed May 15, 1997 and incorporated herein by reference.
@@@   Included  as an exhibit to the  Company's  Form 8-K/A  report  filed
      March 19, 1998 and incorporated herein by reference.

                 +++ (A) First Amendment of Stockholders' Agreement dated February 10, 1997.

         ++ (iii)    Registration Rights Agreement dated July 10, 1996.

  +(n) Stock Grant Plan adopted on January 31, 1994 to grant stock to employees.

 ~@(o)  Criteria for Restricted Stock Awards under 1993 Long Term Omnibus Plan.

 ~@(p)  Form of 1996 Stock Purchase Award Agreement.

 ~@(q) Form of 1996 Management Stock Pledge Agreement relating to the Stock Purchase Award Agreement filed as Exhibit 10(p).

 ~@(r) Form of Promissory Note relating to 1996 Stock Purchase Award Agreement filed as Exhibit 10(p).

@@ (s) Revolving Line of Credit Agreement dated May 30,1994 between RRC GA ONE,
       Inc., as Borrower and Wachovia Bank of Georgia, N.A., as Lender.

@@ (t) First Modification to Revolving Line of Credit Agreement dated April 30, 1995 between RRC GA ONE, Inc., as Borrower and Wachovia Bank of Georgia, N.A., as Lender.

@@ (u) Second  Modification  to Revolving Line of Credit  Agreement dated
       December 19, 1995 between RRC GA ONE, Inc., as Original Borrower, Regency Realty Group, Inc. and New Borrower and Regency Realty Corporation, Inc., as Guarantor, and Wachovia Bank of Georgia, N.A., as Lender.

@@ (v) Third  Modification  to Revolving  Line of Credit  Agreement  dated April
       30, 1996 between Regency Realty Group,Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

@@ (w) Fourth  Modification  to Revolving Line of Credit  Agreement dated
       November 1, 1996 between Regency Realty Group,Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

@@ (x) Fifth  Modification  to Revolving Line of Credit  Agreement dated
       December 31, 1996 between Regency Realty Group,Inc. as Borrower, and Wachovia Bank of Georgia, N.A., as Lender.

--------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
# Included as an exhibit to the Company's Form 10-Q filed August 11, 1997 and incorporated herein by reference.
* Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5, 1993, and incorporated herein by reference
** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and incorporated herein by reference
*** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and incorporated herein by reference
+ Included as an exhibit to the Company's Form 10-Q filed May 12, 1994, and incorporated herein by reference
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.
+++ Filed as an exhibit to the Company's Form 8-K report filed March 14, 1997 and incorporated herein by reference.
@ Filed as an exhibit to the Company's Form 10-K filed March 25, 1997 and incorporated herein by reference.
@@ Included as an exhibit to the Company's Form 10-Q filed May 15, 1997 and incorporated herein by reference.
@@@   Included  as an exhibit to the  Company's  Form 8-K/A  report  filed
      March 19, 1998 and incorporated herein by reference.

@@(y) Third Amendment to Credit Agreement dated March 7, 1997 between Regency Realty Corporation as Borrower, each of the Guarantors signatory hereto, each of the Lenders signatory hereto, and Wells Fargo Bank, N.A. and successor in interest to Wells Fargo Realty Advisors Funding, Inc., as Agent.

@@(z) Fourth Amendment to Credit Agreement dated March 24, 1997 between Regency Realty Corporation as Borrower, each of the Guarantors signatory hereto, each of the Lenders signatory hereto, and Wells Fargo Bank, N.A. and successor in interest to Wells Fargo Realty Advisors Funding, Inc., as Agent.

@@@ (aa) Second Amended and Restated Agreement of Limited Partnership of Regency
         Centers, L.P.

21.      Subsidiaries of the Registrant

23.      Consent of KPMG Peat Marwick LLP

27.      Financial Data Table


________________________
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
# Included as an exhibit to the Company's Form 10-Q filed August 11, 1997 and incorporated herein by reference.
* Included as an exhibit to the Pre-effective Amendment No. 2 to the Company's S-11 filed October 5, 1993, and incorporated herein by reference
** Included as an exhibit to the Company's Form 10-Q filed December 13, 1993, and incorporated herein by reference
*** Included as an exhibit to the Company's Form 10-Q filed November 14, 1996, and incorporated herein by reference
+ Included as an exhibit to the Company's Form 10-Q filed May 12, 1994, and incorporated herein by reference
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.
+++ Filed as an exhibit to the Company's Form 8-K report filed March 14, 1997 and incorporated herein by reference.
@ Filed as an exhibit to the Company's Form 10-K filed March 25, 1997 and incorporated herein by reference.
@@ Included as an exhibit to the Company's Form 10-Q filed May 15, 1997 and incorporated herein by reference.
@@@   Included  as an exhibit to the  Company's  Form 8-K/A  report  filed
      March 19, 1998 and incorporated herein by reference.
                                       25

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGENCY REALTY CORPORATION

Date: March 20, 1998                By:   /s/ Martin E. Stein, Jr.
                                         ------------------------
                                              Martin E Stein, Jr.,
                                              Chairman of the Board
                                              and Chief Executive Officer

Date: March 20,1998                 By:   /s/ Bruce M. Johnson
                                         -------------------------
                                              Bruce M. Johnson,
                                              Managing Director and
                                              Principal Financial Officer

Date: March 20, 1998                By:   /s/ J. Christian Leavitt
                                          ------------------------
                                              J. Christian Leavitt,
                                              Vice President,
                                              Treasurer, Secretary and
                                              PrincipalAccounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 20, 1998                        /s/ Martin E. Stein, Jr.
                                            ------------------------
                                                Martin E. Stein, Jr.,
                                                Chairman of the Board
                                                and Chief Executive Officer

Date: March 20, 1998                        /s/ Joan W. Stein
                                            -------------------------
                                                Joan W. Stein, Chairman Emeritus
                                                and Director

Date: March 20, 1998                       /s/ Edward L. Baker
                                           --------------------------
                                               Edward L. Baker, Director

Date: March 20, 1998
                                           --------------------------
                                               Raymond L. Bank, Director

Date: March 20, 1998                       /s/ J. Alexander Branch, III
                                           ---------------------------
                                               J. Alexander Branch, Director

Date: March 20, 1998                       /s/ A. R. Carpenter
                                           ----------------------------
                                               A. R. Carpenter, Director

Date: March 20, 1998                       /s/ J. Dix Druce, Jr.
                                           ----------------------------
                                               J. Dix Druce, Jr., Director

Date: March 20, 1998                       /s/ Albert D. Ernest, Jr.
                                          ----------------------------
                                              Albert D. Ernest, Jr., Director

Date: March 20, 1998                      /s/ Douglas S. Luke
                                          ----------------------------
                                              Douglas S. Luke, Director
                                       26

Date: March 20, 1998                      /s/ Mary Lou Rogers
                                          ----------------------------
                                             Mary Lou Rogers, Director

Date: March 20, 1998                      /s/ Jonathan L. Smith
                                          ----------------------------
                                             Jonathan L. Smith, Director

Date: March 20, 1998                      /s/ Richard W. Stein
                                          -----------------------------
                                             Richard W. Stein, Director

Date: March 20, 1998                      /s/ Lee S. Wielansky
                                          ----------------------------
                                             Lee S. Wielansky, Director

                   REGENCY REALTY CORPORATION

                 INDEX TO FINANCIAL STATEMENTS




Regency Realty Corporation

 Independent Auditors' Report                                               F-2
 Consolidated Balance Sheets as of December 31, 1997 and 1996               F-3
 Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996, and 1995                                        F-4
 Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995                                         F-5
 Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996, and 1995                                        F-8
 Notes to Consolidated Financial Statements                                F-10


Financial Statement Schedule

  Independent Auditors' Report on Financial Statement Schedule              S-1

  Schedule III - Regency Realty Corporation Combined Real Estate and
   Accumulated Depreciation - December 31, 1997                             S-2



  All other  schedules  are omitted  because  they are not  applicable  or
  because   information   required  therein  is  shown  in  the  financial
  statements or notes thereto.

                        Independent Auditors' Report


The Shareholders and Board of Directors
Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Realty Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Realty Corporation as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                   /s/ KPMG Peat Marwick LLP
                                                   ---------------------------
                                                   KPMG Peat Marwick LLP






Jacksonville, Florida
February 3, 1998, except for Note 12,
as to which the date is March 1, 1998

                                               REGENCY REALTY CORPORATION
                                               Consolidated Balance Sheets
                                               December 31, 1997 and 1996

                                                                              1997                    1996
Assets
Real estate investments, at cost (notes 2, 4, 5 and 9):
     Land                                                                 $ 177,245,784             84,186,483
     Buildings and improvements                                             622,555,583            304,820,998
     Construction in progress - development for investment                   13,427,370              1,665,144
     Construction in progress - development for sale                         20,173,039              1,695,062
                                                                           ------------            -----------
                                                                            833,401,776            392,367,687
     Less:  accumulated depreciation                                         40,795,801             26,213,225
                                                                           ------------            -----------
                                                                            792,605,975            366,154,462

     Investments in  real estate partnerships (note 3)                          999,730              1,035,107
                                                                           ------------            -----------
                  Net real estate investments                               793,605,705            367,189,569

Cash and cash equivalents (note 4)                                           16,586,094              8,293,229
Tenant receivables, net of allowance for
     uncollectible accounts of $1,162,570
     and $832,091 at December 31, 1997 and
     1996, respectively                                                       9,546,584              5,281,419
Deferred costs, less accumulated amortization
     of $3,842,914 and $2,519,019 at December 31,
     1997 and 1996, respectively                                              4,252,991              3,961,439
Other assets                                                                  2,857,217              1,798,393
                                                                           ------------            -----------
                                                                          $ 826,848,591            386,524,049
                                                                           ============            ===========

Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable (note 4)                                        229,919,242             97,906,288
     Acquisition and development line of credit (note 5)                     48,131,185             73,701,185
     Accounts payable and other liabilities                                  11,597,232              6,300,640
     Tenants' security and escrow deposits                                    2,319,941              1,381,673
                                                                           ------------            -----------
                Total liabilities                                           291,967,600            179,289,786
                                                                           ------------            -----------

Redeemable operating partnership units (notes 2 and 6)                       13,777,156                508,486
Limited partners' interest in consolidated partnerships (note 2)              7,477,182                      -
                                                                           ------------            -----------
                                                                             21,254,338                508,486
                                                                           ------------            -----------

Stockholders'  equity  (notes  2, 6, 7 and 8)
     Common  stock  $.01 par value per share:
         150,000,000 shares authorized; 23,992,037
         and 10,614,905 shares issued and outstanding
         at  December 31, 1997 and 1996, respectively                           239,920                106,149
    Special common stock - 10,000,000 shares authorized:
         Class B $.01 par value per share, 2,500,000
         shares issued and outstanding                                           25,000                 25,000
     Additional paid in capital                                             535,498,878            223,080,831
     Distributions in excess of net income                                  (20,494,893)           (13,981,770)
     Stock loans                                                             (1,642,252)            (2,504,433)
                                                                           -------------           ------------
         Total stockholders' equity                                         513,626,653            206,725,777
                                                                           -------------           ------------
Commitments and contingencies (notes 9,11 and 12)
                                                                          $ 826,848,591            386,524,049
                                                                          =============            ===========

See accompanying notes to consolidated financial statements.


                                               REGENCY REALTY CORPORATION
                                         Consolidated Statements of Operations
                                     Years ended December 31, 1997, 1996 and 1995

                                                                      1997            1996             1995
                                                                      ----            ----             ----

Revenues:
  Minimum rent (note 9)                                          $ 70,102,765       34,705,905      25,044,201
  Percentage rent                                                   2,151,379          997,981         672,986
  Recoveries from tenants                                          17,051,827        7,729,404       5,837,773
  Management, leasing and brokerage fees                            8,447,615        3,444,287       2,425,733
  Equity in income of investments in
     real estate partnerships (note 3)                                 33,311           69,990           4,226
                                                                  -----------       ----------      ----------
         Total revenues                                            97,786,897       46,947,567      33,984,919
                                                                  -----------       ----------      ----------

Operating expenses:
  Depreciation and amortization                                    16,303,159        8,058,643       5,853,730
  Operating and maintenance                                        14,212,555        7,655,934       5,682,967
  General and administrative (note 10)                              9,963,926        6,048,140       4,894,432
  Real estate taxes                                                 8,691,576        4,409,460       3,000,557
                                                                  -----------       ----------      ----------
         Total operating expenses                                  49,171,216       26,172,177      19,431,686
                                                                  -----------       ----------      ----------

Interest expense (income):
  Interest expense                                                 19,667,483       11,476,555       9,422,738
  Interest income                                                  (1,000,227)        (666,031)       (454,207)
                                                                  -----------       ----------      ----------
         Net interest expense                                      18,667,256       10,810,524       8,968,531
                                                                  -----------       ----------      ----------

         Income before minority interests                          29,948,425        9,964,866       5,584,702
                                                                  -----------       ----------      ----------

Minority interest of redeemable partnership units                   2,041,823                -               -
Minority interest of limited partners'                                504,947                -               -
                                                                  -----------       ----------      ----------
          Total minority interests                                  2,546,770                -               -
                                                                  -----------       ----------      ----------

           Net income                                              27,401,655        9,964,866       5,584,702

Preferred stock dividends                                                   -           57,721         590,904
                                                                  -----------       ----------      ----------

           Net income for common stockholders                    $ 27,401,655        9,907,145       4,993,798
                                                                  ===========       ==========      ==========

Net income per share (note 7):
         Basic                                                   $       1.28               .82             .75
                                                                  ===========       ===========     ===========

         Diluted                                                 $       1.23               .82             .75
                                                                  ===========       ===========     ===========




See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995
                                                                                              Additional     Distributions
                                                 Preferred     Common          Class B          Paid In      in excess of
                                                   Stock        Stock       Common Stock        Capital       Net Income
                                                   -----        -----       ------------        -------       ----------
Balance at December 31, 1994                $    5,748,835       64,546                -     101,069,294     (2,719,738)

Common stock issued as compensation                      -          516                -         831,083              -
Series B Preferred stock issued (note 6)        18,250,000            -                -               -              -
Series B Preferred stock converted
     to Class B common stock                   (18,250,000)           -            9,125      18,240,875              -
Class B common stock issued (note 6)                     -            -           15,875      31,734,125              -
Series A  Preferred stock converted
     to common stock                            (3,832,567)       2,225                -       3,830,342              -
Partial forgiveness of stock loans (note 8)              -            -                -               -              -
Cash dividends declared:
     Preferred stock                                     -            -                -               -       (590,904)
     Common stock, $1.58 per share                       -            -                -               -    (10,347,248)
Stock issuance costs                                     -            -                -        (484,478)             -
Net income                                               -            -                -               -      5,584,702
                                               -----------    ---------    -------------     -----------      ---------

Balance at December 31, 1995                $    1,916,268       67,287           25,000     155,221,241     (8,073,188)

Common stock issued to SC-USREALTY(note 6)               -       36,518                -      63,373,745              -
Common stock purchased by executive
     officers (note 8)                                   -          800                -       1,339,200              -
Common stock issued as compensation                      -          532                -       1,091,375              -
Common stock purchased by directors                      -           69                -         139,931              -
Series A Preferred stock converted
     to common stock                            (1,916,282)         943                -       1,915,339              -
Series A Preferred stock converted -
     partial share payment                              14            -                -               -              -
Partial forgiveness of stock loans (note 8)              -            -                -               -              -
Cash dividends declared:
     Preferred stock                                     -            -                -               -         (57,721)
     Common stock, $1.62 per share                       -            -                -               -     (15,815,727)
Net income                                               -            -                -               -       9,964,866
                                               -----------    ---------    -------------     -----------    ------------

Balance at December 31, 1996                $            -      106,149           25,000     223,080,831    (13,981,770)


Common stock issued to SC-USREALTY(note 6)               -       75,135                -     158,475,802              -
Common stock issued in secondary
     offering, net (note 6)                              -       25,448                -      65,487,586              -
Common stock issued as compensation,
     purchased by directors or officers,
     or issued under stock options                       -        1,359                -       3,026,241              -
Common stock issued for partnership
     units redeemed (note 2)                             -       30,271                -      81,246,827              -
Common stock issued to acquire real
     estate (note 2)                                     -        1,558                -       4,181,591              -
Partial forgiveness or repayment of
     stock loans (note 8)                                -            -                -               -              -
Cash dividends declared:
     Common stock, $1.68 per share                       -            -                -               -     (33,914,778)
Net income                                               -            -                -               -      27,401,655
                                               -----------    ---------    -------------     -----------      ----------
Balance at December 31, 1997                $            -      239,920           25,000     535,498,878    (20,494,893)
                                               ===========    =========    =============     ===========    ============

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995
                                                                             Total
                                                         Stock          Stockholders'
                                                         Loans              Equity
                                                         -----              ------
Balance at December 31, 1994                    $     (2,402,978)          101,759,959

Common stock issued as compensation                            -               831,599
Series B Preferred stock issued (note 6)                       -            18,250,000
Series B Preferred stock converted
     to Class B common stock                                   -                     -
Class B common stock issued (note 6)                           -            31,750,000
Series A  Preferred stock converted
     to common stock                                           -                    -
Partial forgiveness of stock loans (note 8)              252,944               252,944
Cash dividends declared:
     Preferred stock                                           -              (590,904)
     Common stock, $1.58 per share                             -           (10,347,248)
Stock issuance costs                                           -              (484,478)
Net income                                                     -             5,584,702
                                                  --------------         -------------

Balance at December 31, 1995                    $     (2,150,034)         147,006,574

Common stock issued to SC-USREALTY,(note 6)                    -            63,410,263
Common stock purchased by executive
     officers (note 8)                                (1,273,000)               67,000
Common stock issued as compensation                            -             1,091,907
Common stock purchased by directors                            -               140,000
Series A Preferred stock converted
     to common stock                                           -                     -
Series A Preferred stock converted -
     partial share payment                                     -                    14
Partial forgiveness of stock loans (note 8)              918,601               918,601
Cash dividends declared:
     Preferred stock                                           -               (57,721)
     Common stock, $1.62 per share                             -           (15,815,727)
Net income                                                     -             9,964,866
                                                  --------------         -------------

Balance at December 31, 1996                    $     (2,504,433)          206,725,777


Common stock issued to SC-USREALTY(note 6)                   -             158,550,937
Common stock issued in secondary
     offering, net (note 6)                                                 65,513,034
Common stock issued as compensation,
     purchased by directors or officers,
     or issued under stock options                            -              3,027,600
Common stock issued for partnership
     units redeemed (note 2)                                  -             81,277,098
Common stock issued to acquire real
     estate (note 2)                                          -              4,183,149
Partial forgiveness or repayment of
     stock loans (note 8)                                862,181               862,181
Cash dividends declared:
     Common stock, $1.68 per share                             -           (33,914,778)
Net income                                                     -            27,401,655
                                                  --------------         --------------
Balance at December 31, 1997                    $     (1,642,252)          513,626,653
                                                   ==============        ==============

See accompanying notes to consolidated financial statements.
                                      F-6


                                                   REGENCY REALTY CORPORATION
                                               Consolidated Statements of Cash Flows
                                           Years ended December 31, 1997, 1996 and 1995

                                                                              1997              1996                1995
                                                                              ----              ----                ----

Cash flows from operating activities:
    Net income                                                         $ 27,401,655           9,964,866          5,584,702
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                16,303,159           8,058,643          5,853,730
            Deferred financing cost amortization                            907,224             699,424            582,362
            Minority interest of redeemable partnership units             2,041,823                   -                  -
            Minority interest of limited partners                           504,947                   -                  -
            Equity in income of investments in real estate
               partnerships                                                 (33,311)            (69,990)            (4,226)
           Gain on sale of office building                                 (450,902)                   -                 -
           Changes in assets and liabilities:
              (Increase) decrease in tenant receivables                  (3,596,964)         (2,660,656)             9,879
               Increase in deferred leasing commissions                  (1,120,184)           (585,889)          (479,454)
               Increase in other assets                                  (1,641,108)         (1,019,637)          (619,800)
               Increase in tenants' security deposits                       480,743             405,158            304,378
               Increase in accounts payable and other liabilities         2,247,138           1,212,000          4,660,370
                                                                       ------------          -----------        ----------
                   Net cash provided by operating activities             43,044,220          16,003,919         15,891,941
                                                                       ------------          -----------        ----------

Cash flows from investing activities:
    Acquisition and development of real estate                         (162,244,207)       (102,933,980)       (59,537,217)
    Investment in real estate partnership                                         -            (881,309)                 -
    Capital improvements                                                 (5,226,138)         (2,898,250)        (1,978,643)
    Construction in progress for resale                                 (23,776,953)         (3,360,206)                 -
    Proceeds from sale of property                                        2,645,229                   -                  -
    Distributions received from real
        estate partnership investments                                       68,688             231,581             12,146
                                                                        ------------       ------------        -----------
                   Net cash used in investing activities               (188,533,381)       (109,842,164)       (61,503,714)
                                                                        ------------       ------------        -----------

Cash flows from financing activities:
    Net proceeds from common stock issuance                             225,094,980          63,617,263           (484,478)
    Series B preferred stock issued                                               -                   -         18,250,000
    Class B common stock issued                                                   -                   -         31,750,000
    Proceeds from issuance of redeemable
        partnership units                                                 2,255,140                   -                  -
    Distributions to redeemable partnership unit holders                 (1,954,375)            (16,846)                 -
    Distributions to limited partners
        in consolidated partnerships                                     (1,124,480)                  -                  -
    Dividends paid to stockholders                                      (33,914,778)        (16,179,518)        (10,760,237)
    (Repayment) or proceeds  from acquisition and
        development line of credit, net                                 (25,570,000)         51,361,382         (18,736,629)
    Proceeds from mortgage loans payable                                 15,972,920           1,518,331          26,773,540
    Repayments of mortgage loans payable                                (26,408,932)           (808,068)           (417,851)
    Deferred financing costs                                               (568,449)           (762,771)           (221,708)
                                                                        ------------       -------------       -------------
                  Net cash provided by financing activities             153,782,026          98,729,773          46,152,637
                                                                        ------------       -------------       ------------
                  Net increase in cash and cash equivalents               8,292,865           4,891,528             540,864
                                                                        ------------       -------------       ------------
Cash and cash equivalents at beginning of period                          8,293,229           3,401,701           2,860,837
                                                                        ------------       -------------       ------------
Cash and cash equivalents at end of period                             $ 16,586,094           8,293,229           3,401,701
                                                                        ===========        =============       ============



                                              REGENCY REALTY CORPORATION
                                          Consolidated Statements of Cash Flows
                                       Years Ended December 31, 1997, 1996 and 1995
                                                        -continued-


                                                                           1997                 1996                1995
                                                                           ----                 ----                ----

Supplemental  disclosure  of  cash  flow  information
   cash  paid  for  interest (including capitalized interest
   of approximately $1,896,000, $381,000, and $285,000
   in 1997, 1996 and 1995, respectively)                               $ 20,527,091          10,979,841          9,147,175
                                                                        ===========         ===========         ==========

Supplemental disclosure of non cash transactions:
   Mortgage loans assumed from sellers of real estate                  $142,448,966           3,918,752                  -
                                                                       ============         ===========         ==========

Redeemable operating partnership units and
  common stock issued to sellers of real estate                        $ 96,380,706             525,332                  -
                                                                       ============         ===========         ==========



See accompanying notes to consolidated financial statements.

                          REGENCY REALTY CORPORATION

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1996



1.     Summary of Significant Accounting Policies


       (a)    Organization and Principles of Consolidation

              Regency Realty Corporation (the Company) was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company.

              The accompanying consolidated financial statements include the accounts of the Company, its wholly owned qualified REIT subsidiaries, and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 91% of the outstanding units of Regency Retail Partnership, L.P., ("RRLP") and partnership interests ranging from 51% to 93% in four majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RRLP and the Majority Partnerships are included in the consolidated financial statements as redeemable operating partnership units, and limited partners' interests in consolidated partnerships.

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

       (c)    Real Estate Investments

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

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996
       (d)    Income Taxes

              The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been make in the accompanying consolidated financial statements.

              Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and bases of rental properties and differences in the timing of recognition of earnings upon disposition of properties.

     Regency Realty Group, Inc. and Regency Realty Group II, Inc. file separate tax returns and are subject to Federal and State income taxes. The two
Management Companies had combined taxable income of $277,227 and $150,674 for the years ended December 31, 1997 and 1996, respectively, and incurred a taxable loss for the year ended December 31, 1995. Regency Realty Group, Inc. had a net operating loss carryforward of $1,057,644 at December 31, 1997, and accordingly paid no income tax in 1997. No income tax benefit has been recorded for the net operating loss carryforwards. Regency Realty Group II, Inc. paid $330,441 in Federal and State income tax in 1997, and had no operations prior to 1997.

              At December 31, 1997, the net book basis of real estate assets exceeds the tax basis by approximately $39.6 million, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes. At December 31, 1996, the tax basis of real estate assets exceeds the net book basis by approximately $1.9 million primarily due to higher depreciation expense for book purposes.

              The following summarizes the tax status of dividends paid during the years ended December 31:

                                                               1997             1996           1995
                                                               ----             ----           ----
                        Dividend per Share                    $1.68             1.62           1.58
                        Ordinary Income                          85%              77%            64%
                        Capital Gain                              -                -              -
                        Return of Capital                        15%              23%            36%

        (e)   Deferred Costs

              Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $1,738,701 and $1,108,374 at December 31, 1997 and 1996,
              respectively. The net loan cost balance was $2,514,290 and $2,853,065 at December 31, 1997 and 1996, respectively. Such costs are deferred and amortized using the straight-line method over the terms of the respective leases and loans.

       (f)    Fair Value of Financial Instruments

              The fair value of the Company's mortgage loans payable and acquisition and development line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities. Therefore, the Company considers their carrying value to be a reasonable estimation of their fair value.

       (g)    Earnings Per Share

              The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128,"Earnings per Share", on December 31, 1997. This statement governs the computation, pre sentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

       (g)    Earnings per Share (continued)

              common stock. Effective December 31, 1997 the Company has calculated EPS in accordance with SFAS No. 128 and all periods presented have been restated.

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. When dilutive, stock options, redeemable partnership units, and Class B common stock are included as share equivalents (see note 7 for the calculation of earnings per share).

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

       (k)    Stock Option Plan

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
              Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (l)    Reclassifications

              Certain reclassifications have been made to the 1995 and 1996 amounts to conform to classifications adopted in 1997.

                                            REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

2.      Acquisitions of Shopping Centers

       On March 7, 1997, the Company acquired, through its partnership, Regency Retail Partnership, L.P. ("RRLP"), substantially all of the assets of Branch Properties, L.P. ("Branch"), a privately held real estate firm based in Atlanta, Georgia, for $232.4 million. The assets acquired from Branch included 100% fee simple interests in 19 operating shopping centers and 1 center under development, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned 4 operating shopping centers and 2 centers under development. The Company also assumed the third party property management contracts of Branch on approximately 3 million SF of shopping center gross leasable area ("GLA") that generate management fees and leasing commission revenues.

       At closing and during 1997, RRLP issued 3,572,427 units of limited partnership interest (the "Units") and the Company issued 155,797 shares of common stock in exchange for the assets acquired and the liabilities assumed from Branch. The Units are redeemable on a one-for-one basis in exchange for shares of common stock. On June 13, 1997, 3,027,080 partnership units were converted to common stock. The purchase price of Branch, as recorded in the Company's consolidated financial statements, includes approximately $96.4 million for Units and common stock issued (based upon $26.85, the fair market value of the Company's common stock on the date the acquisition was publicly announced), $27.3 million in cash, $7.8 million for transaction costs and to establish reserves, and $97.2 million of assumed debt. Limited partners' interest in consolidated partnerships of $7.9 million was recorded for the four partnerships with outside investors. For purposes of determining minority interest, the Company owned 32.6% of the outstanding Units in the Partnership until the approval by the Company's shareholders at its annual meeting on June 12, 1997, at which time 3,027,080 of the outstanding Units held by Unit Holders were redeemed for Common Stock. At completion of the redemption, the Company owned approximately 91% of the outstanding Units of the Partnership.

       Additional Units and shares of common stock may be issued on the fifteenth day after the first, second and third anniversaries of the closing (each an "Earn-Out Closing"), based on the performance of the properties acquired (the "Property Earn-Out"). The formula for the Property Earn-Out provides for calculating increases in value on a property-by-property basis, based on increases in net income of the year of calculation. The Property Earn-Out is limited to 721,997 units at the first Earn-Out Closing and 1,020,061 units at all Earn-Out Closings (including the first Earn-Out Closing).

       Including the acquisition of the properties from Branch, the Company acquired or completed development of 38 shopping centers in 1997 and 13 shopping centers in 1996 (the "Acquisitions") accounted for as purchases, at cost totaling approximately $406.9 million and $107.1 million, respectively, through the issuance of common stock, partnership units, assumed mortgage loans and cash. The operating results are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the Acquisitions had occurred on January 1, 1996, after giving effect to certain adjustments including depreciation expense, additional general and administration costs, interest expense on new debt incurred, and an increase in the weighted average common shares outstanding for common stock, operating partnership units, and Class B common stock issued to acquire the shopping centers as if shares and units had been issued on January 1, 1996. Pro forma revenues would have been $112.9 million and $102.4 million in 1997 and 1996, respectively. Pro forma net income for common stockholders would have been $27.8 million and $10.5 million in 1997 and 1996, respectively. Pro forma basic net income per share would have been $1.20 and $.63 in 1997 and 1996, respectively. Pro forma diluted net income per share would have been $1.17 and $.60, respectively. This data does not purport to be indicative of what would have occurred had the Acquisitions been made on January 1, 1996, or of results which may occur in the future.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

3.     Investments In Real Estate Partnerships

       The Company accounts for all investments in which it owns less than 50% using the equity method. The Company has a 10% investment in Village Commons Shopping Center and during 1996 acquired a 25% investment in Ocean East Mall. The Company's combined investment in these two partnerships was $999,730 and $1,035,107 at December 31, 1997 and 1996, respectively. Net income is allocated in accordance with each of the partnership agreements.

4.     Mortgage Loans Payable

       Mortgage loans payable secured by real estate rental property are as follows:

                                                                                    1997                1996
                                                                                    ----                ----
         6.72%mortgage  loan,  held  by a  trust  created  for
              the  benefit  of investors who purchased mortgage
              pass-through  certificates,  non recourse to the
              Company, interest only paid monthly, due in full
              November 5, 2000                                               $  51,000,000         51,000,000

         7.04%to 7.97%  mortgage  notes,  payable  in  monthly
              installments  of $206,108 including principal and
              interest,  maturing from December 15, 2000
              to December 15, 2010                                              29,064,254                  -

         8.52% mortgage note, interest only, payable monthly
              maturing December 15, 2001                                        24,750,000                  -

         7.60%to 8.01% mortgage notes payable in monthly principal
              installments of $39,646 maturing from June 28, 2001
              to August 17, 2002                                                22,005,752         22,465,410

         7.92% to 8.95% mortgage notes, payable in monthly
              installments of $117,628, including principal
              and interest, maturing from October 1, 2005
              to August 1, 2009                                                 13,282,672                  -

         8.40%mortgage  note,  payable  in  monthly installments of
              $102,646 including principal and interest, maturing
              on June 1, 2017                                                   12,916,746                  -

         7.84% mortgage note, payable in monthly
              installments of $92,119 including principal
              and interest, maturing on September 1, 2005                       12,490,525                  -

         9.50% mortgage note, payable in monthly
              installments of $78,633 including principal
              and interest, maturing on March 1, 2002                            8,713,253          8,823,403

         9.80% mortgage note, payable in monthly
              installments of $73,899, including principal
              and interest, maturing on February 1, 1999                         7,892,935          8,000,421

                                            REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

4.     Mortgage Loans Payable (continued)

         7.94% mortgage note, payable in monthly
              installments of $52,214 including principal
              and interest, maturing on December 21, 2002                        6,612,868                  -

         9.75% mortgage note, payable in monthly
              installments of $55,630 including principal
              and interest, maturing on January 1, 1998                          5,864,972                  -

         8.625% mortgage note, payable in monthly
              installments of $23,225 including principal
              and interest, maturing on June 1, 2003                             2,295,238                  -

         7.90%to 8.10%  mortgage  notes,  payable  in  monthly
             installments  of $21,595, including principal and
             interest,  maturing from April 1, 2012
             to June 1, 2017                                                     2,189,049                  -

         6.987% to 7.863% (Libor + 1.25%) mortgage notes,
             interest only, payable monthly maturing
              from November 30, 1998 to June 12, 2000                           24,122,500                  -

         Construction notes payable, interest only
              payable monthly at Libor + 1.5% and Prime +1/4%                    4,682,835          1,518,331
              maturing December, 2001

         7.375% (Libor + 1.5%)  mortgage  note,  payable  in
              monthly  principal installments of $4,438,
              maturing on August 1, 1998                                         2,035,643                  -

         8.28%mortgage  note,   payable  in  monthly   installments
             of  $37,598 including principal and interest, paid in
             full during 1997                                                            -          3,801,821

         8.72% mortgage note, rate adjusts annually,
              payable in monthly installments of $23,105
              including principal and interest,  paid in
              full during 1997                                                           -          2,296,902
                                                                               -----------         ----------

             Total mortgage loans payable                                     $ 229,919,242        97,906,288
                                                                               ============        ==========

       Principal maturities on the mortgage loans are as follows:

       Year                                           Amount

       1998                                          27,168,334
       1999                                           9,518,649
       2000                                          64,633,229
       2001                                          39,361,601
       2002                                          26,759,455
       Thereafter                                    62,477,974
                                                   ------------
          Total                                     229,919,242

       As part of their borrowing arrangements, the Company is expected to maintain escrow balances for the payment of real estate taxes on the mortgaged properties, and in the case of the $51,000,000 mortgage loan, also maintain interest, insurance and specified capital improvement escrows. Escrow balances recorded as cash and cash equivalents were $3,292,325 and $1,069,337 at December 31, 1997 and 1996, respectively.

                                            REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996
5.     Acquisition and Development Line of Credit

       The Company has a $150 million unsecured revolving line of credit which is used to finance real estate acquisitions and developments. The interest rate is based upon LIBOR plus 1.5% with interest only for two years, and if then terminated, becomes a two year term loan maturing in May, 2000 with principal due in seven equal quarterly installments. The borrower may request a one year extension of the interest only revolving period annually in May of each year.

       On February 24, 1998, the Company entered into a commitment agreement with the various banks that provide the Line to increase the unsecured commitment amount to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating of BBB- or higher. Once ratings are achieved, the interest rate on the Line will be reduced to Libor plus .95%, and further reduced if the Company receives ratings better than the minimum requirement from two agencies. During the 1st quarter of 1998, the Company received investment grade ratings from Moody's of Baa2 and S&P of BBB-.

6.     Stockholders' Equity

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. The Agreement primarily granted SC-USREALTY (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve SC-USREALTY's pro rata ownership position; and (ii) the right to nominate a proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon SC-USREALTY's percentage ownership of outstanding common stock (but not to exceed 49% of the Board). As of December 31, 1997, SC-USREALTY has acquired all of the 7,499,400 shares related to the Agreement. In connection with the Units and shares of common stock issued in exchange for Branch's assets (see note 2, Acquisitions of Shopping Centers), SC-USREALTY acquired 1,750,000 shares during August and December, 1997 at $22.125 per share in accordance with their rights as provided for in the Agreement.

       For a period of at least five years (subject to certain exceptions), SC-USREALTY is precluded from, among other things, (i) acquiring more than 45% of the outstanding common stock on a diluted basis, (ii) transferring shares without the Company's approval in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock, or (iii) acting in concert with any third parties as part of a 13D group. Subject to certain exceptions, SC-USREALTY is required to vote its shares either as recommended by the Board of Directors or proportionately in accordance with the vote of the other shareholders.

       On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million net of offering expenses was used to reduce the balance of the Company's line of credit.

       In connection with the purchase of a shopping center on February 28, 1996, the Company issued 28,848 Partnership Operating Units to a limited partner convertible on a one for one basis into shares of common stock after the first anniversary of the issuance date.

                                           REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996
6.     Stockholders' Equity (continued)

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

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the years ended, December 31, 1997, 1996, and 1995 (in thousands except per share data):

         Basic Earnings Per Share (EPS) Calculation:                              1997             1996            1995
         -------------------------------------------                              ----             ----            ----

         Weighted average common shares outstanding                             17,424             7,331           6,630
                                                                               =======            ======           =====

         Net income for common  stockholders                                 $  27,402            9,907            4,994

             Less: dividends paid on Class B common stock                        5,140            3,879                -
                                                                               -------            ------           -----

         Net income for Basic EPS                                                22,262            6,028           4,994
                                                                               =======            =====            =====
         Basic EPS                                                                1.28             0.82             0.75
                                                                               =======            =====            =====
         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                      17,424            7,331            6,630
         Redeemable operating partnership units                                  1,243               18                -
         Incremental shares to be issued under common
            stock options using the Treasury method                                 80                3                -

         Contingent units or shares for the acquisition
           of real estate
                                                                                   955                -               -
                                                                               -------            -----           -----
         Total diluted shares                                                   19,702            7,352           6,630
                                                                               =======            =====           =====

         Net income for Basic EPS                                            $  22,262            6,028           4,994
           Add: minority interest of redeemable partnership units                2,042                -               -
                                                                               -------            -----           -----
         Net income for Diluted EPS                                             24,304           46,028           4,994
                                                                               =======           ======           =====
         Diluted EPS                                                              1.23             0.82            0.75
                                                                             $ =======           ======           =====

       Class B common stock is not included in the above calculation because it is anti-dilutive.

                                           REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

8.     Long-term Stock Incentive Plans

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

       At December 31, 1997, there were approximately 1.3 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.26 and $3.04 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 6.3%, risk-free interest rate of 6.3%, expected volatility 21%, and an expected life of 5.7 years; 1996 - expected dividend yield 6.6%, risk-free interest rate of 5.9%, expected volatility 21%, and an expected life of five years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized forits stock options in the consolidated financial statements.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

          Net income for
       common stockholders                            1997                     1996                   1995
       -------------------                            ----                     ----                   ----


         As reported                                 $27,402                  9,907                  4,994
         Net income per share:
              Basic                                     1.28                   0.82                  0.75
              Diluted                                   1.23                   0.82                  0.75

         Pro forma                                    25,777                  9,897                  4,994(*)
         Net income per share:
              Basic                                     1.18                   0.82                  0.75
              Diluted                                   1.15                   0.82                  0.75

         -------------------
              *  The options  granted  during  1995 were issued on December  31,
                 1995 and accordingly had no effect to income.

       Pro forma net income for common stockholders reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income for common stockholders amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                                           REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

8.     Long-term Stock Incentive Plans (continued)

       Stock option activity during the periods indicated is as follows:

                                                                        Number of              Weighted-Average
                                                                          Shares                Exercise Price
              Outstanding, December 31, 1994                               191,000                  $19.16
                  Granted                                                    6,000                   17.25
                  Forfeited                                                (11,000)                  19.25
                                                                         ----------
              Outstanding, December 31, 1995                               186,000                   19.09
                  Granted                                                   12,000                   24.67
                                                                         ----------
              Outstanding, December 31, 1996                               198,000                   19.43
                                                                         ----------
                  Granted                                                1,252,276                   25.39
                  Forfeited                                                 (7,000)                  23.54
                  Exercised                                               (124,769)                  19.25
                                                                         ----------
              Outstanding, December 31, 1997                             1,318,507                  $25.08
                                                                         =========

The following table presents information regarding all options outstanding at December 31, 1997.

                                    Weighted
                                     Average                                        Weighted
               Number of            Remaining               Range of                 Average
                Options            Contractual              Exercise                Exercise
              Outstanding             Life                   Prices                   Price
                 61,231             6.1 years           $   16.75  - 19.25       $       18.77
              1,155,800             9.0 years                        25.25               25.25
                101,476             6.8 years                26.25 - 27.75               26.99
            ------------            ---------            ------------------      -------------

              1,318,507             8.7 years           $   16.75 - 27.75        $       25.08
            ===========             ===========         ==================       =============


The following table presents information regarding options currently exercisable at December 31, 1997.

                                                                           Weighted
                           Number of               Range of                 Average
                            Options                Exercise                Exercise
                          Exercisable               Prices                   Price

                             61,231            $ 16.75 - 19.25             $  18.77
                            240,500              25.25 - 26.25                25.27
                             76,476                      26.88                26.88
                           ---------          ----------------             --------
                            378,207            $ 16.75 - 26.88             $  24.54
                           =========          ================             ========

                                           REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

Also as part of the Plan, in 1993 and 1996, certain officers purchased common stock at fair market value directly from the Company, of which 90% and 95%, respectively, was financed by a stock purchase loan provided by the Plan. These recourse loans are fully secured by stock, bear interest at fixed rates of 7.34% to 7.79% and mature after ten years. The Board of Directors may authorize the forgiveness of all or a portion of the principal balance based on the Company's achievement of specified financial objectives, and total stockholder return performance targets. During 1997, 1996, and 1995, $601,516, $646,598 and
$379,418 was forgiven, respectively, and is included as a charge to income on the consolidated statements of operations. The Company also has a performance based restricted stock plan for officers whereby a portion of the shares authorized under the Plan may be granted upon the achievement of certain total stockholder return performance targets. Shares granted under the plan become fully vested by January 1, 2000. During 1997 and 1996, the Company charged $259,600 and $809,400 to income on the consolidated statement of operations related to the restricted stock plan.

9.     Operating Leases

       The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2041. Future minimum rent under noncancelable operating leases as of December 31,1997, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

                Year ending December 31,                       Amount

                      1998                                $  82,113,717
                      1999                                   73,918,555
                      2000                                   65,821,489
                      2001                                   53,281,014
                      2002                                   45,529,249
                      Thereafter                            306,007,382
                                                            -----------
                         Total                             $626,671,406
       At December 31, 1997, the real estate portfolio as a whole was approximately 92.8% leased.

       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Company's combined minimum rent. The combined annualized rent from the Company's four largest retail tenants represented approximately 20% of annualized minimum rent at December 31, 1997.

10.    Related Party Transactions

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

11.    Contingencies

       The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Company has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Company also has established

                                           REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996

       due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1997 and 1996, the Company established environmental reserves of $1,944,633 and $600,000, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Company's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

12.    Subsequent Event

       On March 11, 1998, the Company acquired the real estate assets of entities comprising the Midland Group ("Midland") consisting of 21 shopping centers (the "Midland Properties") plus a development pipeline of 11 shopping centers. Of the 21 centers acquired, 20 are anchored by Kroger and King Soopers, a Kroger subsidiary. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction.

       At closing and during 1998, the Company will pay approximately $230.4 million for the 21 properties and pay transaction costs through the issuance of units of RRLP interest valued at $26.58 per unit or cash to $47 million, the assumption of $92.5 million of debt, and $90.9 million to pay off existing secured real estate loans. The Company will incur additional costs to establish reserves, pay severance, and prepay existing assumed loans. Subsequent to 1998, the Company expects to pay approximately $12.7 million to acquire equity interests in the development pipeline as the properties reach stabilization. The Company may also be required to make payments aggregating $10.5 million through the year 2000 contingent upon increases in net income from existing properties, the development pipeline, and new properties developed or acquired in accordance with the contribution agreement.

13.    Market and Dividend Information (Unaudited)

       The Company trades on the New York Stock Exchange under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1997 and 1996.

                                                   1997                                      1996
                                    -----------------------------------      -------------------------------------
                                                                Cash                                      Cash
                                      High          Low       Dividends         High          Low       Dividends
                                      Price        Price      Declared          Price        Price      Declared

         March 31                   $ 28.000        25.000          .42         17.500       15.875         .405
         June 30                      28.125        24.875          .42         21.125       16.500         .405
         September 30                 28.250        24.875          .42         22.375       19.250         .405
         December 31                  28.000        24.250          .42         26.250       21.125         .405

                                          REGENCY REALTY CORPORATION

                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996


14.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1997 and 1996.

                                                                First          Second        Third        Fourth
                                                               Quarter         Quarter      Quarter       Quarter
                                                                   (amounts in thousands, except per share data)
         1997:
         Revenues                                              $ 17,733         24,626       26,790       28,638
         Net income for common stockholders                       4,037          4,727        8,743        9,895
         Net income per share:
             Basic                                                  .25            .26          .34          .37
             Diluted                                                .25            .26          .32          .35

         1996:
         Revenues                                              $ 10,501         10,952       12,030       13,464
         Net income for common stockholders                       2,576          2,597        3,025        1,709
         Net income per share:
             Basic                                                  .24            .24          .26          .09
             Diluted                                                .24            .24          .26          .09

                          Independent Auditors' Report
                         On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Realty Corporation


Under date of February 3, 1998, except for Note 12 as to which the date is March 1, 1998, we reported on the consolidated balance sheets of Regency Realty Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                      KPMG Peat Marwick LLP



Jacksonville, Florida
February 3, 1998

                           REGENCY REALTY CORPORATION                                            Schedule III


                Combined Real Estate and Accumulated Depreciation
                                December 31, 1997


                                       Initial Cost                                     Total Cost
                                 ----------------------- Cost Capitalized   ----------------------------------
                                             Building &    Subsequent to                Building &
                                   Land     Improvements    Acquistion      Land       Improvements      Total
                                   ----     ------------    ----------      ----       ------------      -----



Anastasia Shopping Plaza         1,072,451   3,617,493       112,404     1,072,451      3,729,897      4,802,348
Ashford Place                    2,803,998   9,943,994        79,313     2,803,998     10,023,307     12,827,305
Aventura                         2,751,094   9,317,790       117,291     2,751,094      9,435,081     12,186,175
Berkshire Commons                2,294,960   8,151,236        36,131     2,294,960      8,187,367     10,482,327
Bolton Plaza                     2,660,227   6,209,110     1,168,755     2,634,663      7,403,429     10,038,092
Bonner's Point                     859,854   2,878,641       129,319       859,854      3,007,960      3,867,814
Boynton Lakes                    2,783,000  10,043,027             -     2,783,000     10,043,027     12,826,027
Braelin Village                  4,191,214  12,389,585        29,000     4,191,214     12,418,585     16,609,799
Briarcliff LaVista                 694,120   2,462,819             -       694,120      2,462,819      3,156,939
Briarcliff Village               4,597,018  16,303,813             -     4,597,018     16,303,813     20,900,831
Buckhead Court                   1,737,569   6,162,941       101,703     1,737,569      6,264,644      8,002,213
Cambridge Square                   792,000   2,916,034         9,503       792,000      2,925,537      3,717,537
Carmel Commons                   2,466,200   8,903,187       394,450     2,466,200      9,297,637     11,763,837
Carriage Gate                      740,960   2,494,750       973,938       740,960      3,468,688      4,209,648
Chasewood Plaza                  1,675,000  11,390,727     4,316,793     2,476,486     14,906,034     17,382,520
City View                        1,207,204   4,341,304        23,534     1,207,204      4,364,838      5,572,042
Columbia Marketplace             1,280,158   4,285,745       147,651     1,280,158      4,433,396      5,713,554
Country Club                     1,105,201   3,709,452        71,058     1,105,201      3,780,510      4,885,711
Courtyard                        1,761,567   4,187,039       194,673     1,761,567      4,381,712      6,143,279
Cromwell Square                  1,771,892   6,285,288             -     1,771,892      6,285,288      8,057,180
Cumming 400                      2,374,562   8,420,776         1,506     2,374,562      8,422,282     10,796,844
Dunwoody Hall                    1,819,209   6,450,922        13,824     1,819,209      6,464,746      8,283,955
Dunwoody Village                 2,326,063   7,216,045       107,404     2,326,063      7,323,449      9,649,512
East Port Plaza                  3,257,023  11,611,363        98,247     3,257,023     11,709,610     14,966,633
Ensley Square                      915,493   3,120,928             -       915,493      3,120,928      4,036,421
Garden Square                    2,073,500   7,614,748         5,250     2,073,500      7,619,998      9,693,498
Glenwood Village                 1,194,198   4,235,476        48,930     1,194,198      4,284,406      5,478,604
Harpeth Village                  2,283,874   5,559,498             -     2,283,874      5,559,498      7,843,372
Hyde Park Plaza                  9,240,000  33,340,181         2,650     9,240,000     33,342,831     42,582,831
Kingsdale                        3,866,500  14,019,614             -     3,866,500     14,019,614     17,886,114
LaGrange Marketplace               983,923   3,294,003        92,936       983,923      3,386,939      4,370,862
Loehmann's Plaza                 3,981,525  14,117,891             -     3,981,525     14,117,891     18,099,416
Lovejoy Station                  1,540,000   5,581,468         1,654     1,540,000      5,583,122      7,123,122
Lucedale Marketplace               641,565   2,147,848        54,535       641,565      2,202,383      2,843,948
Mainstreet Square                1,274,027   4,491,897         9,666     1,274,027      4,501,563      5,775,590
Mariner's Village                1,628,000   5,907,835       106,970     1,628,000      6,014,805      7,642,805
Marketplace - Alexander City     1,211,605   4,056,242     2,827,753     1,758,433      6,337,167      8,095,600
Marketplace - Murphreesburo      2,432,942   1,755,643     1,813,070     2,432,942      3,568,713      6,001,655
Market Place - St. Petersburg    1,287,000   4,662,740       145,115     1,287,000      4,807,855      6,094,855
Martin Downs Shoppes               700,000   1,207,861       865,494       817,135      1,956,220      2,773,355
Martin Downs Village Center      2,000,000   5,133,495     2,419,646     2,437,664      7,115,477      9,553,141
Memorial Bend                    3,256,181  11,546,660             -     3,256,181     11,546,660     14,802,841
Merchants Village                1,054,306   3,162,919             -     1,054,306      3,162,919      4,217,225
Millhopper                       1,073,390   3,593,523       142,278     1,073,390      3,735,801      4,809,191

(*)   The year acquired or year constructed is in Item 2. Properties in the Company's Form 10-K.

                                                                                   Schedule III
                                                                                   -continued-
                                                               Total Cost,
                                                                  Net of
                                           Accumulated          Accumulated
                                          Depreciation         Depreciation          Mortgages
                                          ------------         ------------          ---------

Anastasia Shopping Plaza                    454,375            4,347,973                    -
Ashford Place                               270,924           12,556,381            4,737,136
Aventura                                  1,635,974           10,550,201            8,713,253
Berkshire Commons                           833,858            9,648,469            7,892,935
Bolton Plaza                                703,549            9,334,543                    -
Bonner's Point                              427,867            3,439,947            1,613,000
Boynton Lakes                                     -           12,826,027                    -
Braelin Village                             303,120           16,306,679           12,490,525
Briarcliff LaVista                           59,584            3,097,355            1,667,855
Briarcliff Village                          438,272           20,462,559           13,439,036
Buckhead Court                              150,456            7,851,757                    -
Cambridge Square                             72,374            3,645,163                    -
Carmel Commons                              173,087           11,590,750                    -
Carriage Gate                               544,405            3,665,243            2,377,489
Chasewood Plaza                           2,187,169           15,195,351            8,000,000
City View                                   162,095            5,409,947                    -
Columbia Marketplace                        543,836            5,169,718            2,586,000
Country Club                                453,904            4,431,807            2,264,000
Courtyard                                 1,097,497            5,045,782            1,378,000
Cromwell Square                             168,957            7,888,223            4,518,368
Cumming 400                                 226,366           10,570,478            6,489,309
Dunwoody Hall                               173,531            8,110,424                    -
Dunwoody Village                            138,770            9,510,742            5,864,972
East Port Plaza                             221,661           14,744,972                    -
Ensley Square                                60,018            3,976,403                    -
Garden Square                                47,723            9,645,775            6,612,868
Glenwood Village                            102,842            5,375,762            2,295,238
Harpeth Village                                   -            7,843,372            4,682,835
Hyde Park Plaza                             496,340           42,086,491           24,750,000
Kingsdale                                    86,841           17,799,273                    -
LaGrange Marketplace                        409,552            3,961,310            1,645,000
Loehmann's Plaza                            379,505           17,719,911           10,000,000
Lovejoy Station                              69,796            7,053,326                    -
Lucedale Marketplace                        269,896            2,574,052            1,390,000
Mainstreet Square                            89,814            5,685,776                    -
Mariner's Village                           111,949            7,530,856                    -
Marketplace - Alexander City                677,302            7,418,298            4,933,946
Marketplace - Murphreesburo                  76,255            5,925,400            2,035,643
Market Place - St. Petersburg               245,981            5,848,874                    -
Martin Downs Shoppes                        278,923            2,494,432            1,313,000
Martin Downs Village Center               1,056,091            8,497,050            4,150,000
Memorial Bend                               279,358           14,523,483            8,545,536
Merchants Village                            67,584            4,149,641                    -
Millhopper                                  739,083            4,070,108            2,401,000

(*)   The year acquired or year constructed is in Item 2. Properties in the Company's Form 10-K.

                                                                                                       Schedule III
                                                                                                       -continued-

                                         Initial Cost                                         Total Cost
                                  ----------------------------- Cost Capitalized ---------------------------------------
                                                  Building &     Subsequent to                 Building &
                                    Land         Improvements     Acquistion      Land        Improvements      Total
                                    ----         ------------     ----------      ----        ------------      -----

Newberry Square                   2,341,460       8,466,651         671,840     2,341,460      9,138,491     11,479,951
North Miami Shopping Center         603,750       2,021,250          85,432       603,750      2,106,682      2,710,432
Oakley Plaza                      1,772,540       6,406,975          20,481     1,772,540      6,427,456      8,199,996
Ocean Breeze                      1,250,000       3,341,199       2,358,464     1,527,400      5,422,263      6,949,663
Old St. Augustine Plaza           2,047,151       7,355,162          36,833     2,047,151      7,391,995      9,439,146
Orchard Square                    1,155,000       4,135,353         248,460     1,155,000      4,383,813      5,538,813
Paces Ferry Plaza                 2,811,522       9,967,557         222,957     2,811,522     10,190,514     13,002,036
Palm Harbour                      2,899,928      10,998,230         315,287     2,899,928     11,313,517     14,213,445
Paragon Cable Building              570,000       2,472,537               -       570,000      2,472,537      3,042,537
Parkway Station                   1,123,200       4,283,917         115,856     1,123,200      4,399,773      5,522,973
Peachland Promenade               1,284,562       5,143,564          58,119     1,284,562      5,201,683      6,486,245
Peartree Village                  5,196,653       8,732,711       4,408,150     5,196,653     13,140,861     18,337,514
Pine Tree Plaza                     539,000       1,995,927               -       539,000      1,995,927      2,534,927
Powers Ferry Square               3,607,647      12,790,749           6,762     3,607,647     12,797,511     16,405,158
Powers Ferry Village              1,190,822       4,223,606               -     1,190,822      4,223,606      5,414,428
Quadrant                          2,342,823      15,541,967       1,315,295     2,343,699     16,856,386     19,200,085
Regency Square at Brandon           577,975      18,156,719       7,307,792     4,491,461     21,551,025     26,042,486
Regency Court                     3,571,337      12,664,014           3,480     3,571,337     12,667,494     16,238,831
Rivermont Station                 2,887,213      10,445,109               -     2,887,213     10,445,109     13,332,322
Roswell Village                   2,304,345       6,777,200               -     2,304,345      6,777,200      9,081,545
Russell Ridge                     2,153,214               -       6,546,957     2,215,341      6,484,830      8,700,171
Sandy Plains Village              2,906,640      10,412,440           1,635     2,906,640     10,414,075     13,320,715
Sandy Springs Village               733,126       2,565,411          65,000       733,126      2,630,411      3,363,537
Seven Springs                     1,737,994       6,290,048       1,424,083     1,757,441      7,694,684      9,452,125
Tamiami Trails                    2,046,286       7,462,646               -     2,046,286      7,462,646      9,508,932
Tequesta Shoppes                  1,782,000       6,426,042         120,447     1,782,000      6,546,489      8,328,489
Terrace Walk                      1,196,286       2,935,683          92,305     1,196,286      3,027,988      4,224,274
Town Center at Martin Downs       1,364,000       4,985,410           7,903     1,364,000      4,993,313      6,357,313
Town Square                         438,302       1,555,481               -       438,302      1,555,481      1,993,783
Trowbridge Crossing                 910,263       1,914,551               -       910,263      1,914,551      2,824,814
Union Square                      1,578,654       5,933,889         108,926     1,578,654      6,042,815      7,621,469
University Collection             2,530,000       8,971,597          90,249     2,530,000      9,061,846     11,591,846
University Marketplace            3,250,562       7,044,579       2,209,804     3,532,046      8,972,899     12,504,945
Village Center                    3,885,444      10,799,316         295,220     3,885,443     11,094,537     14,979,980
Villages of Trussville              973,954       3,260,627          88,634       973,954      3,349,261      4,323,215
Welleby Plaza                     1,496,000       5,371,636         253,171     1,496,000      5,624,807      7,120,807
Wellington Market Place           5,070,384      13,308,972         222,784     5,070,384     13,531,756     18,602,140
Wellington Town Square            1,914,000       7,197,934         574,179     1,914,000      7,772,113      9,686,113
West County Marketplace           1,491,462       4,993,155         123,569     1,491,462      5,116,724      6,608,186
Westland One                        198,344       1,747,391          60,445       198,344      1,807,836      2,006,180
Woodcroft Shopping Center         1,419,000       5,211,981         312,251     1,419,000      5,524,232      6,943,232

                               -------------    ------------     ----------   -----------   ------------    -----------
                                170,813,416      582,552,737     46,435,214   177,245,784    622,555,583    799,801,367
                               =============    ============     ===========  ===========   ============    ===========


(*)   The year acquired or year constructed is in Item 2. Properties in the Company's Form 10-K.

                                                                                     Schedule III
                                                                                     -continued-
                                                               Total Cost,
                                                                 Net of
                                          Accumulated          Accumulated
                                          Depreciation         Depreciation          Mortgages
                                          ------------         ------------          ---------

Newberry Square                            1,072,541           10,407,410            6,656,968
North Miami Shopping Center                  488,954            2,221,478            1,160,000
Oakley Plaza                                 126,236            8,073,760                    -
Ocean Breeze                                 748,808            6,200,855            2,805,000
Old St. Augustine Plaza                      209,150            9,229,996                    -
Orchard Square                               219,788            5,319,025                    -
Paces Ferry Plaza                            269,031           12,733,005            5,065,000
Palm Harbour                                 393,904           13,819,541                    -
Paragon Cable Building                       242,120            2,800,417                    -
Parkway Station                              206,224            5,316,749                    -
Peachland Promenade                          420,484            6,065,761            4,280,979
Peartree Village                             196,402           18,141,112           12,916,746
Pine Tree Plaza                                    -            2,534,927                    -
Powers Ferry Square                          309,526           16,095,632                    -
Powers Ferry Village                         102,184            5,312,244            2,949,686
Quadrant                                   4,356,804           14,843,281                    -
Regency Square at Brandon                  5,449,050           20,593,436           12,000,000
Regency Court                                306,445           15,932,386            5,732,000
Rivermont Station                            130,374           13,201,948                    -
Roswell Village                              125,446            8,956,099                    -
Russell Ridge                                445,001            8,255,170            6,403,370
Sandy Plains Village                         368,719           12,951,996                    -
Sandy Springs Village                         56,976            3,306,561                    -
Seven Springs                                868,180            8,583,945                    -
Tamiami Trails                                77,983            9,430,949                    -
Tequesta Shoppes                             216,001            8,112,488                    -
Terrace Walk                                 545,763            3,678,511              683,000
Town Center at Martin Downs                  135,242            6,222,071                    -
Town Square                                   37,632            1,956,151            1,525,500
Trowbridge Crossing                           36,818            2,787,996            1,800,000
Union Square                                 211,085            7,410,384                    -
University Collection                        270,068           11,321,778                    -
University Marketplace                     1,553,812           10,951,133                    -
Village Center                               577,869           14,402,111                    -
Villages of Trussville                       427,292            3,895,923            1,775,000
Welleby Plaza                                336,416            6,784,391                    -
Wellington Market Place                      767,986           17,834,154                    -
Wellington Town Square                       292,551            9,393,562                    -
West County Marketplace                      683,268            5,924,918            3,190,000
Westland One                                 391,646            1,614,534                    -
Woodcroft Shopping Center                    135,538            6,807,694                    -

                                          ----------          -----------         ------------
                                          40,795,801          759,005,566          227,730,193
                                          ==========          ===========         ============

(*)   The year acquired or year constructed is in Item 2. Properties in the Company's Form 10-K.

                                      S-5

                                                                  Schedule III
                                                                   -continued-



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operations is calculated over the estimated useful lives of the assets as follows:

       Buildings and improvements                      up to 40 years

The aggregate cost for Federal income tax purposes was approximately $719,377,653 at December 31, 1997.


The changes in total real estate assets for the period ended December 31, 1997 and 1996:



                                                                  1997                     1996
                                                           --------------------    ------------------

                 Balance, beginning of period                      389,007,481            278,731,167
                      Developed or acquired properties             408,475,251            107,378,064
                      Sale of property                              (2,907,503)                     -
                      Improvements                                   5,226,138              2,898,250
                                                           --------------------    ------------------
                 Balance, end of period                 $          799,801,367            389,007,481
                                                           ====================    ==================


The changes in accumulated depreciation for the period ended December 31, 1997 and 1996:

                                                                  1997                      1996
                                                           --------------------    ------------------
                 Balance, beginning of period                       26,213,225             18,631,310
                      Sale of property                                (713,176)                     -
                      Depreciation for period                       15,295,752              7,581,915
                                                           --------------------    ------------------
                 Balance, end of period                 $           40,795,801             26,213,225
                                                           ====================    ==================

                                      S-6