Form 10-Q
period 1998-03-31
REGENCY REALTY CORP
filed 1998-05-15
CIK 910606

                                United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 1998

                                      -or-

                  [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 1-12298

                           REGENCY REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

                            Florida                              59-3191743
             (State or other jurisdiction of                   (IRS Employer
              incorporation or organization)               Identification No.)

                       121 West Forsyth Street, Suite 200
                           Jacksonville, Florida 32202
               (Address of principal executive offices) (Zip Code)

                                     (904) 356-7000
                     (Registrant's telephone number, including area code)

                                    Unchanged
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                   (Applicable only to Corporate Registrants)

As of May 15, 1998, there were 24,986,050 shares outstanding of the Registrant's common stock.

                           REGENCY REALTY CORPORATION
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                                                                         1998                          1997
                                                                         ----                          ----
                                                                       (unaudited)

Assets
Real estate investments, at cost:
     Land                                                          $   207,624,732                 177,245,784
     Buildings and improvements                                        742,424,931                 622,555,583
     Construction in progress - development for investment              18,988,365                  13,427,370
     Construction in progress - development for sale                    21,776,546                  20,173,039
                                                                       -----------                 -----------
                                                                       990,814,574                 833,401,776
     Less:  accumulated depreciation                                    40,833,487                  40,795,801
                                                                       -----------                 -----------
                                                                       949,981,087                 792,605,975

     Investments in  real estate partnerships                              992,122                     999,730
                                                                       -----------                 -----------
                  Net real estate investments                          950,973,209                 793,605,705

Cash and cash equivalents                                               16,707,167                  16,586,094
Tenant receivables, net of allowance for
     uncollectible accounts of $1,357,948
     and $1,162,570 at March 31, 1998
     and December 31, 1997, respectively                                 9,788,251                   9,546,584
Deferred costs, less accumulated amortization
     of $3,777,414 and $3,842,914 at March 31, 1998
     and December 31, 1997, respectively                                 4,532,484                   4,252,991
Other assets                                                             3,981,427                   2,857,217
                                                                       -----------                 -----------
                                                                    $  985,982,538                 826,848,591
                                                                       ===========                 ===========
Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable                                            305,531,371                 229,919,242
     Acquisition and development line of credit                         90,231,185                  48,131,185
     Accounts payable and other liabilities                             11,911,470                  11,597,232
     Tenants' security and escrow deposits                               2,561,475                   2,319,941
                                                                       -----------                 -----------
                Total liabilities                                      410,235,501                 291,967,600
                                                                       -----------                 -----------

Redeemable operating partnership units                                  28,106,058                  13,777,156
Limited partners' interest in consolidated partnerships                  7,413,889                   7,477,182
                                                                       -----------                 -----------
                                                                        35,519,947                  21,254,338
                                                                      -----------                 -----------
Stockholders' equity
     Common stock $.01 par value per share:
         150,000,000 shares authorized; 24,864,465
         and 23,992,037 shares issued and outstanding
         at  March 31, 1998 and December 31, 1997, respectively            248,644                     239,920
    Special common stock - 10,000,000 shares authorized:
         Class B $.01 par value per share, 2,500,000
         shares issued and outstanding                                      25,000                      25,000
     Additional paid in capital                                        560,594,651                 535,498,878
     Distributions in excess of net income                             (12,960,037)                (20,494,893)
     Stock loans                                                        (7,681,168)                 (1,642,252)
                                                                       -----------                 -----------
                Total stockholders' equity                             540,227,090                 513,626,653
                                                                       -----------                 -----------

Commitments and contingencies

                                                                    $  985,982,538                 826,848,591
                                                                       ===========                 ===========

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Operations
               For the Three Months ended March 31, 1998 and 1997
                                   (unaudited)


                                                                              1998                   1997
                                                                              ----                   ----

Revenues:
  Minimum rent                                                        $   22,255,149              12,499,572
  Percentage rent                                                          1,103,347                 470,598
  Recoveries from tenants                                                  4,820,730               3,095,200
  Management, leasing and brokerage fees                                   2,504,106               1,641,191
  Equity in income of investments in
   real estate partnerships                                                      985                  26,791
                                                                          ----------              ----------
         Total revenues                                                   30,684,317              17,733,352
                                                                          ----------              ----------

Operating expenses:
  Depreciation and amortization                                            5,456,304               2,843,500
  Operating and maintenance                                                4,116,402               2,482,781
  General and administrative                                               3,433,108               2,221,006
  Real estate taxes                                                        2,788,751               1,820.089
                                                                           ---------              ----------
         Total operating expenses                                         15,794,565               9,367,376
                                                                          ----------              ----------

Interest expense (income):
  Interest expense                                                         5,214,799               3,737,031
  Interest income                                                           (335,204)               (172,267)
                                                                          ----------              ----------
         Net interest expense                                              4,879,595               3,564,764
                                                                          ----------              ----------

         Income before minority interests and sale
           of real estate investments                                     10,010,157               4,801,212
                                                                          ----------              ----------

Minority interest of redeemable partnership units                           (594,324)               (633,705)
Minority interest of limited partners                                        (97,149)               (130,735)
Gain on sale of real estate investments                                   10,237,419                       -
                                                                          ----------              ----------


           Net income for common stockholders                         $   19,556,103               4,036,772
                                                                          ==========              ==========


Net income per share:
         Basic                                                        $         .74                      .25
                                                                          =========               ==========

         Diluted                                                      $         .69                      .25
                                                                          =========               ==========



See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (unaudited)

                                                                                      1998               1997
                                                                                      ----               ----

Cash flows from operating activities:
    Net income                                                                   $    19,556,103          4,036,772
    Adjustments to reconcile net income to net
       Cash provided by operating activities:
            Depreciation and amortization                                              5,456,304          2,843,500
            Deferred financing cost amortization                                         253,320            211,390
            Minority interest of redeemable partnership units                            594,324            633,705
            Minority interest of limited partners                                         97,149            130,735
            Equity in income of investments in
               real estate partnerships                                                     (985)           (26,791)
           Gain on sale of real estate investments                                   (10,237,419)                 -
           Changes in assets and liabilities:
              (Increase) decrease in tenant receivables                                 (241,667)         3,265,886
               Increase in deferred leasing commissions                                 (371,043)           (71,706)
               (Increase) decrease in other assets                                    (1,404,247)           341,255
               Increase in tenants' security deposits                                    241,534             88,424
               Increase in accounts payable and other liabilities                      2,180,955          2,743,668
                                                                                     -----------        -----------

                   Net cash provided by operating activities                          16,124,328         14,196,838
                                                                                     -----------        -----------

Cash flows from investing activities:
    Acquisition and development of real estate                                       (64,610,069)       (53,460,147)
    Investment in real estate partnership
    Capital improvements                                                              (1,120,832)          (332,362)
    Construction in progress                                                          (7,164,502)        (1,920,183)
    Proceeds from sale of real estate investments                                     26,734,955                  -
    Distributions received from real
        estate partnership investments                                                     8,593                  -

                                                                                     -----------        -----------
                 Net cash used in investing activities                               (46,151,855)       (55,712,692)
                                                                                     ------------       -----------

Cash flows from financing activities:
    Net proceeds from common stock issuance                                                6,769         26,000,012
    Distributions to redeemable partnership unit holders                                (315,102)                 -
    Distributions to limited partners
        in consolidated partnerships                                                    (160,442)           (12,116)
    Dividends paid to stockholders                                                   (12,021,247)        (5,775,359)
    Proceeds  from acquisition and
        development line of credit, net                                               42,100,000         31,150,000
    Proceeds from mortgage loans payable                                               1,774,207                  -
    Repayments of mortgage loans payable                                                (643,963)        (3,159,341)
    Deferred financing costs                                                            (591,622)          (351,416)
                                                                                     -----------        -----------
                  Net cash provided by financing activities                           30,148,600         47,851,780
                                                                                     -----------        -----------

                  Net increase in cash and cash equivalents                              121,073          6,335,926
                                                                                     -----------        -----------

Cash and cash equivalents at beginning of period                                      16,586,094          8,293,229
                                                                                     -----------        -----------

Cash and cash equivalents at end of period                                        $   16,707,167         14,629,155
                                                                                     ===========        ===========

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (unaudited)
                                   -continued-




                                                                                  1998              1997
                                                                                  ----              ----

Supplemental disclosure of non cash transactions:
   Mortgage loans assumed from sellers of real estate                     $     74,481,885      105,302,169
                                                                                ==========      ===========

   Redeemable operating partnership units and
       common stock issued to sellers of real estate                      $     31,241,774       94,769,706
                                                                                ==========      ===========



See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


1.     Summary of Significant Accounting Policies


       (a)    Organization and Principles of Consolidation

              Regency Realty Corporation (the Company) was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company.

              The accompanying interim unaudited financial statements (the "Financial Statements") include the accounts of the Company, its wholly owned qualified REIT subsidiaries, and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 95% of the outstanding units of Regency Centers, L.P., ("RCLP", formerly known as Regency Retail Partnership, L.P.) and partnership interests ranging from 51% to 93% in four majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as redeemable operating partnership units, and limited partners' interests in consolidated partnerships, respectively. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

              The Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission.

       (b)    Statement of Financial Accounting Standards No. 130

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at March 31, 1998 and 1997.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


1.      Summary of Significant Accounting Policies (continued)


       (c)    Statement of Financial Accounting Standards No. 131

              The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management does not believe that FAS 131 will effect its current disclosures.

       (d)    Emerging Issues Task Force Issue 97-11

              Effective March 19, 1998, the Emerging Issues Task Force (EITF) ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Company had previously capitalized direct costs associated with the acquistion of operating properties as a cost of the real estate. The Company has adopted EITF 97-11 effective March 19, 1998. During 1997, the Company capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Company has capitalized $474,000 of internal acquisition costs. For the remainder of 1998, the Company expects to incur $1.1 million of internal costs related to acquiring operating properties which will be expensed.


        (e)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


2.      Acquisitions of Shopping Centers

       In February, 1998, the Company entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction. The Company acquired 13 of the Midland shopping centers during March, 1998 containing 1.3 million SF for approximately $111 million. During the second quarter, the Company will acquire the remaining shopping centers and the development pipeline. During 1998, 1999 and 2000, the Company may pay approximately $236 million, including contingent consideration of $23 million, for the properties through the issuance of units of RCLP, the payment of cash and the assumption of debt. During the first quarter of 1998, the Company acquired a total of 15 shopping centers for approximately $142.7 million (the "1998 Acquisitions"), which includes the 13 properties acquired from Midland.

       In March, 1997, the Company acquired 26 shopping centers from Branch Properties ("Branch") for $232.4 million. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 722,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Company issued 722,997 Units and shares valued at $18.2 million to the partners of Branch.

3.     Mortgage Loans Payable and Unsecured Line of Credit

       The Company's outstanding debt at March 31, 1998 and December 31, 1997 consists of the following:

                                                   1998             1997
                                                   ----             ----
      Mortgage Loans Payable:
          Fixed rate secured loans             $  267,064,528      199,078,264
          Variable rate secured loans              38,466,843       30,840,978
      Unsecured line of credit                     90,231,185       48,131,185
                                                 ------------      -----------
          Total                                $  395,762,556      278,050,427
                                                 ============      ===========


       During March, 1998, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is subject to a pool of unencumbered assets which cannot have an aggregate value less than 175% of the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply with certain financial covenants consistent with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



3.     Mortgage Loans Payable and Unsecured Line of Credit (continued)

       Mortgage loans are secured by certain real estate properties, but generally may be prepaid subject to a prepayment of a yield-maintenance premium. Unconsolidated partnerships and joint ventures had mortgage loans payable of $9,850,128 at March 31, 1998, and the Company's share of these loans was $1,714,101. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During the first quarter of 1998, the Company assumed mortgage loans with a face value of $70,200,574 related to the acquisition of shopping centers. The Company has recorded the loans at fair value which created debt premiums of $4,281,311 related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of March 31, 1998, scheduled principal repayments on mortgage loans payable and the unsecured line of credit were as follows:

               1998                                        $  23,533,027
               1999                                           22,779,732
               2000                                          156,414,630
               2001                                           47,019,657
               2002                                           37,494,951
               Thereafter                                    104,239,238
                                                             -----------
                   Subtotal                                  391,481,245
               Net unamortized debt premiums                   4,281,311
                                                             -----------
                   Total                                   $ 395,762,556
                                                             ===========

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


4.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three months ended, March 31, 1998 and 1997 (in thousands except per share data):


                                                                               1998              1997
                                                                               ----              ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                            24,727            11,182
                                                                               ======            ======

         Net income for common stockholders                             $      19,556             4,037

         Less: dividends paid on Class B common stock
                                                                                1,344             1,285
                                                                               ------            ------
         Net income for Basic EPS                                       $      18,212             2,752
                                                                               ======            ======

         Basic EPS                                                      $         .74               .25
                                                                               ======            ======


         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                     24,727            11,182
         Redeemable operating partnership units                                   972               939

         Class B common stock equivalents, if dilutive (a)                      2,975                 -
         Incremental shares to be issued under common
            stock options using the Treasury method                                54               100
         Contingent units or shares for the acquisition
            of real estate
                                                                                  334               310
                                                                               ------            ------

         Total diluted shares                                                  29,063            12,530
                                                                               ======            ======

         Net income for Basic EPS                                          $   18,212             2,752
         Add: dividends paid on Class B common stock                            1,344                 -
         Add: minority interest of redeemable partnership units                   594               634
                                                                               ------            ------

         Net income for Diluted EPS                                        $   20,150             3,386
                                                                               ======            ======

         Diluted EPS                                                       $      .69               .25
                                                                               ======            ======


       (a) Class B common stock is not included in the 1997 calculation of diluted earning per share because it is anti-dilutive.

                                                          PART II

Item 1.  Legal Proceedings

         None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q, and with the Company's Form 10-K dated December 31, 1997. Certain statements made in the following discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Company in the future to significantly differ from any future results that may be implied by such forward-looking statements.

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP") an operating partnership in which the Company currently owns approximately 95% of the outstanding partnership units ("Units"). Of the 121 properties included in the Company's portfolio at March 31, 1998, 99 properties were owned either fee simple or through partnerships interests by RCLP. At March 31, 1998, the Company had an investment in real estate of approximately $992 million of which $779 million or 79% was owned by RCLP.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Company's properties summarized by state including their gross leasable areas (GLA) follows:

     Location                         March 31, 1998                               December 31, 1997
     --------                         --------------                               -----------------

                             # Properties         GLA         % Leased     # Properties      GLA       % Leased
                             -------------  -----------       --------     -----------    ----------   --------

     Florida                         44      5,310,720           91.9%             45     5,267,894       91.5%
     Georgia                         27      2,717,511           93.2%             25     2,539,507       92.4%
     North Carolina                  12      1,239,667           96.8%              6       554,332       99.0%
     Ohio                            11      1,575,530           93.9%              2       629,920       89.1%
     Alabama                          5        516,080           99.9%              5       516,080       99.9%
     Texas                            5        464,552           86.1%              -             -           -
     Colorado                         5        441,049           82.8%              -             -           -
     Tennessee                        4        295,257           90.2%              3       208,386       98.5%
     Kentucky                         1        205,060           93.1%              -             -           -
     South Carolina                   1         79,743           88.7%              1        79,743       84.3%
     Virginia                         2        197,324           98.1%              -             -           -
     Michigan                         1         85,478           99.0%              -             -           -
     Missouri                         1         82,498           99.8%              -             -           -
     Mississippi                      2        185,061           97.8%              2       185,061       96.9%
                             ----------     ----------        -------      -----------    ---------    -------
         Total                      121     13,395,530           92.9%             89     9,980,923       92.8%
                             ==========     ==========        =======      ===========    ==========   ========

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest tenants occupying the Company's shopping centers:

                                                                     Average
                        Number of        % of      % of Annual  Remaining Lease
     Grocery Anchor      Stores        Total GLA    Base Rent          Term
     -------------      ---------      ---------   -----------  ---------------
     Kroger (*)            37           16.2%        16.5%             20 yrs
     Publix                29            9.3%         7.1%             12 yrs
     Winn Dixie            15            5.1%         4.3%             11 yrs
     Harris Teeter          4            1.4%         2.0%             16 yrs

  (*) includes properties under development scheduled for opening in 1998 and 1999. Excluding development properties, Kroger would represent 11% of GLA and 10.7% of annual base rent.

Acquisition and Development of Shopping Centers

During the first quarter of 1998, the Company acquired 15 shopping centers for approximately $142.7 million (the "1998 Acquisitions"). In February, 1998, the Company entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction. The Company acquired 13 of the Midland shopping centers during March, 1998 containing 1.3 million SF for approximately $111 million. During the second quarter, the Company will acquire the remaining shopping centers and the development pipeline. During 1998, 1999 and 2000, the Company may pay approximately $236 million, including contingent consideration of $23 million, for the properties through the issuance of units of RCLP, the payment of cash and the assumption of debt. The property and grocery anchor information provided above includes the remaining properties acquired from Midland during the second quarter of 1998.

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. The 1997 Acquisitions include the acquisition of 26 shopping centers from Branch Properties ("Branch") for $232.4 million in March, 1997. The real estate acquired from Branch included 100% fee simple interests in 20 shopping centers, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned six shopping centers. The Company was also assigned the third party property management contracts of Branch on approximately 3 million SF of shopping center GLA that generate management fees and leasing commission revenues. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 722,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Company issued 722,997 Units and shares valued at $18.2 million to the partners of Branch.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.1 million and $14.2 million for the three months ended March 31, 1998 and 1997, respectively, and is the primary source of funds to pay dividends and distributions on outstanding common stock and Units, maintain and operate the shopping centers, and pay interest and scheduled principal reductions on outstanding debt. Changes in net cash provided by operating activities is further discussed below under results from operations. Net cash used in investing activities was $46.1 million and $ 55.7 million, during 1998 and 1997, respectively, as discussed above in Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $30.1 million and $47.8 million during 1998 and 1997, respectively.


The Company paid dividends and distributions of $12.3 million and $5.8 million, during 1998 and 1997, respectively (see Funds from Operations below for further discussion on payment of dividends). In 1998, the Company increased its quarterly common dividend and distribution per Unit to $.44 per share vs. $.42 per share in 1997, had more outstanding common shares and Units in 1998 vs. 1997; and accordingly, expects dividends and distributions paid during 1998 to increase substantially over 1997.

The Company's total indebtedness at March 31, 1998 and 1997 was approximately $395.8 million and $304.9 million, respectively, of which $267.1 million and $171.7 million had fixed interest rates averaging 7.5% and 7.7%, respectively. The weighted average interest rate on total debt at March 31, 1998 and 1997 was 7.3% and 7.6%, respectively. During 1998, the Company, as part of its acquisition activities, assumed debt with a fair value of $74.5 million. The cash portion of the purchase price for the 1998 and 1997 Acquisitions was financed from the Company's line of credit (the "Line"). At March 31, 1998 and 1997, the balance of the Line was $90.2 million and $104.9 million, respectively. The Line has a variable rate of interest currently equal to the London Inter-bank Offered Rate ("LIBOR") plus 87.5 basis points.

In March, 1998, RCLP entered into an agreement with the banks that provide the Line to increase the unsecured commitment amount to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating. During the first quarter of 1998, RCLP received investment grade ratings from Moody's of Baa2, Duff and Phelps of BBB, and S&P of BBB-.

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

The Company's real estate portfolio has grown substantially during 1998 as a result of the acquisitions discussed above. The Company intends to continue to acquire and develop shopping centers during 1998, and expects to meet the related capital requirements from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Results from Operations

Comparison of March 31, 1998 to 1997

Revenues increased $12.9 million or 73% to $30.7 million in 1998. The increase was due primarily to the 1998 Acquisitions and 1997 Acquisitions providing increases in revenues of $11.8 million during 1998. At March 31, 1998, the real estate portfolio contained approximately 13.4 million SF, was 92.9% leased and had average rents of $9.36 per SF. Minimum rent increased $9.8 million or 78%, and recoveries from tenants increased $1.7 million or 56%. On a same property basis (excluding the 1998 and 1997 Acquisitions) revenues increased $294,000 or 2%, primarily due to higher percentage rents. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.5 million in 1998 compared to $1.6 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch. During the first quarter of 1998, the Company sold three office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $10.2 million. The Company expects to sell its one remaining office building during 1998 resulting in the Company's real estate portfolio being comprised entirely of neighborhood shopping centers. The proceeds from the sale were applied toward the purchase price of the 1998 acquisitions.

 Operating expenses increased $6.4 million or 69% to $15.8 million in 1998. Combined operating and maintenance, and real estate taxes increased $2.6 million or 60% during 1998 to $6.9 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $2.5 million during 1998. On a same property basis, operating and maintenance expenses and real estate taxes increased $169,000, or 2%. General and administrative expenses increased 55% during 1998 to $3.4 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Company began managing for third parties during 1997. Depreciation and amortization increased $2.6 million during 1998 or 92% primarily due to the 1998 and 1997 Acquisitions generating $2.6 million in depreciation and amortization.

Interest expense increased to $5.2 million in 1998 from $3.7 million in 1997 or 40% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

Net income for common stockholders was $19.6 million in 1998 vs. $4.0 million in 1997, a $15.5 million or 384% increase for the reasons previously described. Diluted earnings per share in 1998 was $0.69 vs. $0.25 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 13.6 million primarily due to the acquisition of Branch, the issuance of shares to SC-USREALTY during 1997, and the public offering completed in July, 1997.

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

FFO increased by 116% from 1997 to 1998 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the three months ended March 31, 1998 and 1997 are summarized in the following table:

                                                         1998          1997
                                                         ----          ----

 Net income for common stockholders                $   19,556         4,037
 Add (subtract):
   Real estate depreciation and amortization, net       5,209         2,756
   Gain on sale of operating property                  (9,336)            -
   Minority interests in net income of
     redeemable partnership units                         594           634
                                                       ------         -----
      Funds from operations                        $   16,024         7,426
                                                       ======         =====

 Cash flow provided by (used by):
   Operating activities                            $   16,124        14,197
   Investing activities                               (46,152)      (55,713)
   Financing activities                                30,149        47,852

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at March 31, 1998 and 1997.

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management does not believe that FAS 131 will effect its current disclosures.

Effective March 19, 1998, the Emerging Issues Task Force (EITF) ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Company had previously capitalized direct costs associated with the acquisition of operating properties as a cost of the real estate. The Company has adopted EITF 97-11 effective March 19, 1998. During 1997, the Company capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Company has capitalized $474,000 of internal acquisition costs. For the remainder of 1998, the Company expects to incur $1.1 million internal costs related to acquiring operating properties which will be expensed.

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

Inflation

Inflation has remained relatively low during 1998 and 1997 and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000 System Compliance

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in process of resolving the issue. During 1997, the Company converted its operating system, and its general accounting and lease administration software systems to versions containing modifications that corrected for the Year 2000 problem. The Company will continue to assess its other internal systems and reprogram or upgrade as necessary, however, the cost to convert remaining systems is not expected to have a material affect on the Company's financial position. The Company is also reviewing the Year 2000 system conversions of other companies of which it does business in order to determine their compliance.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

              10. Material Contracts:

                  (a) Contribution Agreement, dated November 3, 1997 between Cobb-Powers Ferry/Southside Associates, L.P., a Georgia limited partnership, as Seller, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Delk Spectrum Shopping Center.

                  (b) Purchase and Sale Agreement, dated October 7, 1997 between Bloomingdale Associates, Ltd., a Florida limited partnership, as Seller, and RRC Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company, as Buyer relating to the acquisition of Bloomingdale Square.

                   (c) Credit Agreement dated March 27, 1998 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower")., Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees under Section 12.8 (the "Lenders", First Union National Bank, as co-agent, Nationsbank, NA, as co-agent, Wachovia Bank, NA, as co-agent and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided in Article XI.

                   (d) Exhibit to Credit Agreement dated March 27, 1998 - Form of Assignment and Acceptance Agreement.

                  Reports on Form 8-K:

                  A report on Form 8-K was filed on February 4, 1998 reporting under Item 5. Pending Acquisition of the Midland Group to include audited financial statements as of December 31, 1996 and pro forma condensed consolidated financial statements of operations for the nine months ended September 30, 1997.

                  A report on Form 8-K/A was filed on March 19, 1998 reporting under Item 2. Acquisition or Disposition of Assets for the Midland Group acquisition.

              27. Financial Data Schedule

                  March 31, 1998
                  Restated March 31, 1997
                  Restated December 31, 1996

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Date:  May 15, 1998                                  REGENCY REALTY CORPORATION



                                             By:       /s/  J. Christian Leavitt
                                                       Vice President, Treasurer
                                                        and Secretary