Form 10-Q
period 1998-06-30
REGENCY REALTY CORP
filed 1998-08-14
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 1998

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

As of August 14, 1998, there were 25,464,383 shares outstanding of the Registrant's common stock.

                           REGENCY REALTY CORPORATION
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                                                          1998              1997
                                                                           ----              ----
                                                                       (unaudited)

Assets
Real estate investments, at cost:
     Land                                                          $    229,481,678        177,245,784
     Buildings and improvements                                         820,869,554        622,555,583
     Construction in progress - development for investment                9,947,030         13,427,370
     Construction in progress - development for sale                     21,186,446         20,173,039
                                                                     -------------         ----------
                                                                      1,081,484,708        833,401,776
     Less:  accumulated depreciation                                     46,160,048         40,795,801
                                                                     --------------        ----------
                                                                      1,035,324,660        792,605,975

     Investments in  real estate partnerships                            22,401,368            999,730
                                                                     --------------        -----------
                  Net real estate investments                         1,057,726,028        793,605,705

Cash and cash equivalents                                                12,732,702         16,586,094
Tenant receivables, net of allowance for
     uncollectible accounts of $2,057,749
     and $1,162,570 at June 30, 1998
     and December 31, 1997, respectively                                 10,684,242          9,546,584
Deferred costs, less accumulated amortization
     of $4,219,427 and $3,842,914 at June 30, 1998
     and December 31, 1997, respectively                                  4,496,876          4,252,991
Other assets                                                              7,458,208          2,857,217
                                                                     --------------        ----------
                                                                   $  1,093,098,056        826,848,591
                                                                      =============        ===========
Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable                                             317,796,022        229,919,242
     Acquisition and development line of credit                          89,731,185         48,131,185
     Accounts payable and other liabilities                              17,064,007         11,597,232
     Tenants' security and escrow deposits                                2,762,506          2,319,941
                                                                       ------------        -----------

                Total liabilities                                       427,353,720        291,967,600
                                                                       ------------        -----------

Redeemable preferred units                                               78,800,000                  -
Redeemable operating partnership units                                   26,912,106         13,777,156
Limited partners' interest in consolidated partnerships                   7,520,049          7,477,182
                                                                         ----------        -----------

                                                                        113,232,155          21,254,338

Stockholders' equity
     Common stock $.01 par value per share:
         150,000,000 shares authorized; 25,422,870
         and 23,992,037 shares issued and outstanding
         at  June 30, 1998 and December 31, 1997, respectively              254,229            239,920
    Special common stock - 10,000,000 shares authorized:
         Class B $.01 par value per share, 2,500,000
         shares issued and outstanding                                       25,000             25,000
     Additional paid in capital                                         577,140,482        535,498,878
     Distributions in excess of net income                             (14,501,931)        (20,494,893)
     Stock loans
                                                                       (10,405,599)         (1,642,252)
                                                                       ------------        -----------
                Total stockholders' equity                              552,512,181        513,626,653
                                                                     --------------        -----------
Commitments and contingencies
                                                                   $  1,093,098,056        826,848,591
                                                                      =============        ===========

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Operations
                For the Three Months ended June 30, 1998 and 1997
                                   (unaudited)


                                                                            1998              1997
                                                                            ----              -----

Revenues:
  Minimum rent                                                        $  25,405,644       18,061,032
  Percentage rent                                                           558,514          637,339
  Recoveries from tenants                                                 5,817,685        3,890,704
  Management, leasing and brokerage fees                                  2,902,262        2,046,334
  Equity in income of investments in
    real estate partnerships                                                145,425          (9,654)
                                                                         ----------       ----------
         Total revenues                                                  34,829,530       24,625,755
                                                                         ----------       ----------

Operating expenses:
  Depreciation and amortization                                           5,928,251        4,231,170
  Operating and maintenance                                               4,355,499        3,505,909
  General and administrative                                              3,829,341        2,995,008
  Real estate taxes                                                       2,999,053        1,778,745
                                                                          ---------       ---------
         Total operating expenses                                        17,112,144       12,510,832
                                                                         ----------      ----------

Interest expense (income):
  Interest expense                                                        7,658,571        6,484,343
  Interest income                                                         (631,179)        (280,335)
                                                                          ---------        ---------
         Net interest expense                                             7,027,392        6,204,008
                                                                          ---------        ---------

         Income before minority interests and sale
           of real estate investments                                    10,689,994        5,910,915
                                                                         ----------        ---------

Minority interest of redeemable partnership units                          (297,500)        (969,731)
Minority interest of limited partners                                      (103,009)        (214,406)

Gain on sale of real estate investments                                     508,678                -
                                                                          ---------        ---------


           Net income for common stockholders                         $  10,798,163        4,726,778
                                                                         ==========       ==========


Net income per share:
         Basic                                                        $         .38              .26
                                                                          =========       ===========

         Diluted                                                      $         .38              .26
                                                                          =========       ===========




See accompanying notes to consolidated financial statements.












                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Operations
                 For the Six Months ended June 30, 1998 and 1997
                                   (unaudited)


                                                                             1998           1997
                                                                             ----          -----

Revenues:
  Minimum rent                                                        $    47,660,793      30,560,604
  Percentage rent                                                           1,661,861       1,107,937
  Recoveries from tenants                                                  10,638,415       6,985,904
  Management, leasing and brokerage fees                                    5,406,368       3,687,525
  Equity in income (loss) of investments in
    real estate partnerships                                                  146,411          17,137
                                                                           ----------      ----------
         Total revenues                                                    65,513,848      42,359,107
                                                                           ----------      ----------

Operating expenses:
  Depreciation and amortization                                            11,384,555       7,074,670
  Operating and maintenance                                                 8,471,901       5,988,690
  General and administrative                                                7,262,449       5,216,014
  Real estate taxes                                                         5,787,804       3,598,834
                                                                           ----------      ----------
         Total operating expenses                                          32,906,709      21,878,208
                                                                           ----------      ----------

Interest expense (income):
  Interest expense                                                         12,873,370      10,221,374
  Interest income                                                            (966,383)       (452,602)
                                                                           ----------      ----------

         Net interest expense                                              11,906,987       9,768,772
                                                                         ------------      ---------

         Income before minority interests and sale
           of real estate investments                                      20,700,152      10,712,127
                                                                           ----------      ----------

Minority interest of redeemable partnership units                           (891,824)      (1,603,436)
Minority interest of limited partners                                       (200,159)        (345,142)

Gain on sale of real estate investments                                    10,746,097               -
                                                                           ----------      ----------


           Net income for common stockholders                         $    30,354,266       8,763,549
                                                                           ==========      ==========


Net income per share:
         Basic                                                        $         1.11              .51
                                                                           ==========      ==========

         Diluted                                                      $         1.06              .51
                                                                           ==========      ==========





See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                                    1998               1997
                                                                                    ----               ----

Cash flows from operating activities:
    Net income                                                             $     30,354,266          8,763,550
    Adjustments to reconcile net income to net
       Cash provided by operating activities:
            Depreciation and amortization                                         11,384,555         7,074,670

            Deferred financing cost and debt premium amortization                    46,002            441,004
            Minority interest of redeemable partnership units                       891,824          1,603,436
            Minority interest of limited partners                                   200,159            345,142
            Equity in income of investments in
               real estate partnerships                                            (146,411)           (17,137)
           Gain on sale of real estate investments                              (10,746,097)                 -
           Changes in assets and liabilities:
              Tenant receivables                                                   (676,428)         2,186,499
               Deferred leasing commissions                                        (554,373)          (273,695)
               Other assets                                                      (5,917,878)          (447,802)
               Tenants' security deposits                                           442,565            245,481
               Accounts payable and other liabilities                             7,406,975          5,011,309
                                                                               ------------         ----------
                Net cash provided by operating activities                        32,685,159         24,932,457
                                                                               -------------        ----------

Cash flows from investing activities:
    Acquisition and development of real estate                                 (120,592,104)      (115,441,611)
    Investment in real estate partnerships                                      (21,276,350)                 -
    Capital improvements                                                         (2,842,069)        (1,451,400)
    Construction in progress for sale, net of reimbursement                      (1,013,407)        (8,248,018)
    Proceeds from sale of real estate investments                                30,662,197                  -
    Distributions received from real
        Estate partnership investments                                               21,123                  -
                                                                            ---------------       ------------
              Net cash used in investing activities                            (115,040,610)      (125,141,029)
                                                                            ---------------       ------------

Cash flows from financing activities:
    Net proceeds from common stock issuance                                       9,685,435         68,275,213
    Proceeds from issuance of redeemable partnership units                            7,667          2,255,140
    Distributions to redeemable partnership unit holders                           (897,817)        (1,442,196)
    Distributions to limited partners
      In consolidated partnerships                                                 (157,292)           (24,232)
    Dividends paid to stockholders                                              (24,361,304)       (12,253,317)
    Proceeds from issuance of redeemable preferred units, net                    78,800,000                  -
    Proceeds  from acquisition and
        Development line of credit, net                                          41,600,000         37,630,000
    Proceeds from mortgage loans payable                                          7,345,000         15,148,753
    Repayments of mortgage loans payable                                        (32,903,271)        (3,751,167)
    Deferred financing costs                                                       (616,359)          (510,471)
                                                                            ---------------       ------------
              Net cash provided by financing activities                          78,502,059        105,327,723
                                                                            ---------------       ------------

              Net (decrease) increase in cash and cash equivalents               (3,853,392)         5,119,151

Cash and cash equivalents at beginning of period                                 16,586,094          8,293,229
                                                                              --------------       -----------

Cash and cash equivalents at end of period                                 $     12,732,702         13,412,380
                                                                               =============        ==========

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)
                                   -continued-




                                                                                 1998         1997
                                                                                 ----         ----

Supplemental disclosure of non cash transactions:
 Mortgage loans assumed from sellers of real estate at fair value         $ 113,945,176   135,802,817
                                                                            ===========   ===========


   Redeemable operating partnership units and
       common stock issued to sellers of real estate                      $  33,938,977    94,769,706
                                                                             ==========   ===========




See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1.     Summary of Significant Accounting Policies


       (a)    Organization and Principles of Consolidation

              Regency Realty Corporation (the Company) was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company.

              The accompanying interim unaudited financial statements (the "Financial Statements") include the accounts of the Company, its wholly owned qualified REIT subsidiaries, and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 95% of the outstanding units of Regency Centers, L.P., ("RCLP" or the "Partnership" formally known as Regency Retail Partnership, L.P.) and partnership interests ranging from 51% to 93% in four majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as redeemable operating partnership units, redeemable preferred units and limited partners' interests in consolidated partnerships, respectively. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

       (b)    Statement of Financial Accounting Standards No. 130

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at June 30, 1998 and 1997.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


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

         (e)      Emerging Issues Task Force Issue 98-9

              On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Company has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Company has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved its specified target. The Company believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.


        (f)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


2.      Acquisitions of Shopping Centers

       During the first six months of 1998, the Company acquired 24 shopping centers for approximately $239.2 million (the "1998 Acquisitions"). In January, 1998, the Company entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction (the "JV Properties"). The Company's investment in the properties acquired from Midland is $180.3 million at June 30, 1998. As of June 30, 1998, the Company has acquired all but one of the shopping centers and all the JV Properties. During 1998, 1999 and 2000, including all payments made to date, the Company will pay approximately $213 million (including costs to be incurred on properties currently under construction) for the 32 properties, and in addition may pay contingent consideration of $23 million for the properties through the issuance of units of RCLP, the payment of cash and the assumption of debt.

       In March, 1997, the Company acquired 26 shopping centers from Branch Properties ("Branch") for $232.4 million. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 721,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Company issued 721,997 Units and shares valued at $18.2 million to the partners of Branch.

3.     Mortgage Loans Payable and Unsecured Line of Credit

       The Company's outstanding debt at June 30, 1998 and December 31, 1997 consists of the following:

                                                1998             1997
                                               ----             ----
   Mortgage Loans Payable:
       Fixed rate secured loans              $283,350,997      199,078,264
       Variable rate secured loans             12,679,515       30,840,978
        Fixed rate unsecured loans             21,765,510                -
   Unsecured line of credit                    89,731,185       48,131,185
                                              ----------      ------------
       Total                                 $407,527,207      278,050,427
                                             ============      ===========


       During March, 1998, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is subject to a pool of unencumbered assets which cannot have an aggregate value less than 175% of the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based of LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply with certain financial covenants consistent with this type of

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

3.     Mortgage Loans Payable and Unsecured Line of Credit (continued)

       unsecured   financing.   The  Line  is  used  primarily  to  finance  the
       acquisition and development of real estate, but is available for general working capital purposes.

       On June 29, 1998, the Company through RCLP, issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Preferred Units by RCLP for $50.00 per unit. The Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. The Preferred Units are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Company's bank line of credit.

       On July 17, 1998 the Company through RCLP, completed a $100 million private offering of senior term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to repay borrowings under the line of credit.

       Mortgage loans are secured by certain real estate properties, but generally may be prepaid subject to a prepayment of a yield-maintenance premium. Unconsolidated partnerships and joint ventures had mortgage loans payable of $62,727,120 at June 30, 1998, and the Company's share of these loans was $25,447,514. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2018. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During the first six months of 1998, the Company assumed mortgage loans with a face value of $107,892,774 related to the acquisition of shopping centers. The Company has recorded the loans at fair value which created debt premiums of $6,052,402 related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of June 30, 1998, scheduled principal repayments on mortgage loans payable and the unsecured line of credit were as follows:

                1998                                        $   8,723,209
                1999                                           23,285,800
                2000                                          150,832,696
                2001                                           43,392,285
                2002                                           46,752,004
                Thereafter                                    128,998,936
                                                             ------------
                    Subtotal                                  401,984,930
                Net unamortized debt premiums                   5,542,277
                                                             ------------
                    Total                                    $407,527,207
                                                             ============

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


4.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three months ended, June 30, 1998 and 1997(in thousands except per share data):


                                                                            1998              1997
                                                                            ----              ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                         24,945            13,051


         Net income for common stockholders                             $   10,798             4,727


         Less: dividends paid on Class B common stock                        1,344             1,285
                                                                             -----             -----
         Net income for Basic EPS                                          $ 9,454             3,442
                                                                             =====             =====



         Basic EPS                                                  $          .38               .26
                                                                               ===               ===

         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                  24,945            13,051
         Redeemable operating partnership units                              1,294             2,891

         Class B common stock equivalents, if dilutive                           -                 -
         Incremental shares to be issued under common
            stock options using the Treasury method                              -                78
         Contingent units or shares for the acquisition
            of real estate                                                     519             1,138


         Total diluted shares                                               26,758            17,158


         Net income for Basic EPS                                       $    9,454             3,442
           Add: minority interest of redeemable partnership units              297               970
                                                                             -----             -----

         Net income for Diluted EPS                                     $    9,751             4,412
                                                                             =====             =====


                 Diluted EPS                                            $      .36               .26
                                                                             =====               ===

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


4.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the six months ended, June 30, 1998 and 1997(in thousands except per share data):

                                                                               1998              1997
                                                                               ----              ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                             24,837            12,127


         Net income for common stockholders                             $       30,354             8,764


         Less: dividends paid on Class B common stock                            2,689             2,570
                                                                                 -----             -----

         Net income for Basic EPS                                       $       27,665             6,194
                                                                                ======             =====


         Basic EPS                                                      $         1.11               .51
                                                                                  ====               ===

         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                      24,837            12,127
         Redeemable operating partnership units                                  1,135             1,926

         Class B common stock equivalents, if dilutive (a)                       2,975                 -
         Incremental shares to be issued under common
            stock options using the Treasury method                                 27                89
         Contingent units or shares for the acquisition
            of real estate
                                                                                   428               759

         Total diluted shares                                                   29,402            14,901


         Net income for Basic EPS                                       $       27,665             6,194
           Add: dividends paid on Class B common stock                           2,689                 -
         Add: minority interest of redeemable partnership units                    892             1,603
                                                                                ------             -----


         Net income for Diluted EPS                                             31,246             7,797
                                                                                ======             =====


         Diluted EPS                                                              1.06               .51
                                                                                  ====               ===


         (a) Class B common stock is not included in the 1997 calculation of diluted earnings per share because it is anti-dilutive.

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

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 95% of the outstanding partnership units ("Units"). Of the 124 properties included in the Company's portfolio at June 30, 1998, 103 properties were owned either fee simple or through partnerships interests by RCLP. At June 30, 1998, the Company had an investment in real estate, at cost, of approximately $1.1 billion of which $891 million or 81% was owned by RCLP.

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

          Location                       June 30, 1998                                December 31, 1997
          --------                       -------------                                -----------------
                          # Properties         GLA          % Leased    # Properties         GLA          % Leased
                          -------------  -------------  --------------    -------------  ----------     ----------

     Florida                         46      5,686,915           91.4%             45     5,267,894          91.5%
     Georgia                         27      2,715,918           91.7%             25     2,539,507          92.4%
     North Carolina                  12      1,241,784           97.2%              6       554,332          99.0%
     Ohio                            12      1,675,550           94.4%              2       629,920          89.1%
     Alabama                          5        516,080           99.9%              5       516,080          99.9%
     Texas                            5        450,267           89.6%              -             -              -
     Colorado                         5        451,949           81.1%              -             -              -
     Tennessee                        4        295,257           93.7%              3       208,386          98.5%
     Kentucky                         1        205,060           96.1%              -             -              -
     South Carolina                   1         79,723           95.0%              1        79,743          84.3%
     Virginia                         2        197,324           98.1%              -             -              -
     Michigan                         1         85,478           99.0%              -             -              -
     Missouri                         1         82,498           98.4%              -             -              -
     Mississippi                      2        185,061           97.8%              2       185,061          96.9%
                          --------------   -----------        --------   ------------     ---------         --------

         Total                      124     13,868,864           92.7%             89     9,980,923          92.8%
                          ==============   ===========        ========   ============     =========         =======

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

                                                                        Average
     Grocery Anchor     Number of       % of       % of Annual  Remaining Lease
                         Stores       Total GLA     Base Rent             Term
    Kroger *                37          16.0%         15.7%              20 yrs
    Publix                  31          9.6%          7.1%               12 yrs
    Winn Dixie              17          5.6%          4.4%               11 yrs
    Harris Teeter           5           1.7%          2.4%               16 yrs

 *includes properties under development scheduled for opening in 1998 and 1999. Excluding development properties, Kroger would represent 12.8% of GLA and 12.0% of annual base rent.

Acquisition and Development of Shopping Centers

During the first six months of 1998, the Company acquired 24 shopping centers for approximately $239.2 million (the "1998 Acquisitions"). In January, 1998, the Company entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Company will own less than a 50% interest upon completion of construction (the "JV Properties"). The Company's investment in the properties acquired from Midland is $180.3 million at June 30, 1998. As of June 30, 1998, the Company has acquired all but one of the shopping centers and all the JV Properties. During 1998, 1999 and 2000, including all payments made to date, the Company will pay approximately $213 million (including costs to be incurred on properties currently under construction) for the 32 properties, and in addition may pay contingent consideration of $23 million for the properties through the issuance of units of RCLP, the payment of cash and the assumption of debt.

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. The 1997 Acquisitions include the acquisition of 26 shopping centers from Branch Properties ("Branch") for $232.4 million in March, 1997. The real estate acquired from Branch included 100% fee simple interests in 20 shopping centers, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned six shopping centers. The Company was also assigned the third party property management contracts of Branch on approximately 3 million SF of shopping center GLA that generate management fees and leasing commission revenues. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 721,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Company issued 721,997 Units and shares valued at $18.2 million to the partners of Branch.


Liquidity and Capital Resources

Net cash provided by operating activities was $32.7 million and $24.9 million for the six months ended June 30, 1998 and 1997, respectively, and is the primary source of funds to pay dividends and distributions on outstanding common stock and Units, maintain and operate the shopping centers, and pay interest and scheduled principal reductions on outstanding debt. Changes in net cash provided by operating activities is further discussed below under results from operations. Net cash used in investing activities was $115 million and $ 125.1 million, during 1998 and 1997, respectively, as discussed above in Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $78.5 million and $105.3 million during 1998 and 1997, respectively.


The Company paid dividends and distributions of $25.4 million and $13.7 million, during 1998 and 1997, respectively (see Funds from Operations below for further discussion on payment of dividends). In 1998, the Company increased its quarterly common dividend and distribution per Unit to $.44 per share vs. $.42 per share in 1997, had more outstanding common shares and Units in 1998 vs. 1997; and accordingly, expects dividends and distributions paid during 1998 to increase substantially over 1997.

The Company's total indebtedness at June 30, 1998 and 1997 was approximately $407.5 million and $356.4 million, respectively, of which $305.1 million and $205.7 million had fixed interest rates averaging 7.5% and 7.4%, respectively. The weighted average interest rate on total debt at June 30, 1998 and 1997 was 7.5% respectively. During 1998, the Company, as part of its acquisition activities, assumed debt with a fair value of $113.9 million. The cash portion of the purchase price for the 1998 and 1997 Acquisitions was financed from the Company's line of credit (the "Line"). At June 30, 1998 and 1997, the balance of the Line was $89.7 million and $111.3 million, respectively. The Line has a variable rate of interest currently equal to the London Inter-bank Offered Rate ("LIBOR") plus 87.5 basis points.

In March, 1998, the Company entered into an agreement with the banks that provide the Line to increase the unsecured commitment amount to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating. During the first quarter of 1998, the Company received investment grade ratings from Moody's of Baa2, Duff and Phelps of BBB, and S&P of BBB-.

On June 29, 1998, the Company, through RCLP, issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Preferred Units for $50.00 per unit. The Preferred Units, which may be called at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. The Preferred Units are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the balance of the Line.

On July 17, 1998 the Company, through RCLP, completed a $100 million private offering of senior notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to reduce the balance of the Line.

The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While the Company intends to continue to pay dividends to its stockholders, it also will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

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

Results from Operations

Comparison of the Six Months Ended June 30, 1998 to 1997

Revenues increased $23.2 million or 55% to $65.5 million in 1998. The increase was due primarily to the 1998 Acquisitions and 1997 Acquisitions providing increases in revenues of $19.5 million during 1998. At June 30, 1998, the real estate portfolio contained approximately 13.9 million SF, was 92.7% leased and had average rents of $9.25 per SF. Minimum rent increased $17.1 million or 56%, and recoveries from tenants increased $3.7 million or 52%. On a same property basis (excluding the 1998 and 1997 Acquisitions) revenues decreased $.2 million or 1%, primarily due to the sale of the office properties. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $5.4 million in 1998 compared to $3.7 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch and Midland. During 1998, the Company sold four office buildings and a parcel of land for $ 30.6 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of neighborhood shopping centers. The proceeds from the sale were applied toward the purchase of the 1998 acquisitions.

Operating expenses increased $11.0 million or 50% to $32.9 million in 1998. Combined operating and maintenance, and real estate taxes increased $4.7 million or 49% during 1998 to $14.3 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $5.1 million during 1998. On a same property basis, operating and maintenance expenses and real estate taxes decreased $445,000 or 6% due to the sale of the four office properties. General and administrative expenses increased 39% during 1998 to $7.3 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Company began managing for third parties during 1997. Depreciation and amortization increased $4.3 million during 1998 or 61% primarily due to the 1998 and 1997 Acquisitions generating $6.1 million in depreciation and amortization.

Interest expense increased to $12.9 million in 1998 from $10.2 million in 1997 or 26% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

Net income for common stockholders was $30.4 million in 1998 vs. $8.8 million in 1997, a $21.6 million or 246% increase for the reasons previously described. Diluted earnings per share in 1998 was $1.06. vs. $.51 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 14.5 million primarily due to the acquisition of Branch and Midland, the issuance of shares to SC-USREALTY during 1997, and the public offering completed in July, 1997.

Comparison of the Three Months Ended June 30, 1998 to 1997

Revenues increased $10.2 million or 41% to $34.8 million in 1998. The increase was due primarily to the 1998 Acquisitions and 1997 Acquisitions providing increases in revenues of $8.5 million during 1998. Minimum rent increased $7.3 million or 41%, and recoveries from tenants increased $1.9 million or 50%. On a same property basis (excluding the 1998 and 1997 Acquisitions) revenues decreased $.4 million or 3%, primarily due to the sale of the office properties. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.9 million in 1998 compared to $2.0 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $4.6 million or 37% to $17.1 million in 1998. Combined operating and maintenance, and real estate taxes increased $2.1 million or 39% during 1998 to $7.4 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $2.4 million during 1998. On a same property basis, operating and maintenance expenses and real estate taxes decreased $294,000 or 8% due to the sale of the office properties. General and administrative expenses increased 28% during 1998 to $3.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Company began managing for third parties during 1997. Depreciation and amortization increased $1.7 million during 1998 or 40% primarily due to the 1998 and 1997 Acquisitions generating $3.4 million in depreciation and amortization.

Interest expense increased to $7.7 million in 1998 from $6.5 million in 1997 or 18% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

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

FFO increased by 89% from 1997 to 1998 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the six months ended June 30, 1998 and 1997 are summarized in the following table:

                                                                1998        1997
                                                                ----        ----

 Net income for common stockholders                     $     30,354       8,764
 Add (subtract):
   Real estate depreciation and amortization                  10,997       6,773
   Gain on sale of operating property                        (9,844)           -
   Minority interests in net income of
     redeemable partnership units                               892        1,603

 Funds from operations                                  $     32,399      17,140
                                                           =========      ======

 Cash flow provided by (used in):
   Operating activities                                 $     32,685      24,932
   Investing activities                                    (115,041)   (125,141)
   Financing activities                                       78,502     105,328






New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at June 30, 1998 and 1997.

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

On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Company has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Company has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved its specified target. The Company believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

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

Year 2000 System Compliance

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in process of resolving the issue. During 1997, the Company converted its operating system, and its general accounting and lease administration software systems to versions containing modifications that corrected for the Year 2000 problem. The Company will continue to assess its other internal systems and reprogram or upgrade as necessary, however, the cost to convert remaining systems is not expected to have a material effect on the Company's financial position. The Company is also reviewing the Year 2000 system conversions of other companies of which it does business in order to determine their compliance.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting for Regency Realty Corporation was held on May 26, 1998 for the following purpose:

                  To elect one Class III Director, one Class I Director and four
                 Class II Directors to serve terms expiring at the annual meeting of shareholders to be held in 1999, 2000, and 2001, respectively, and until their successors have been elected and qualified.

                 To consider and vote on a proposed amendment to the Company's Articles of Incorporation that would apply to the Company's major beneficial shareholder, Security Capital U.S. Realty and its subsidiary (collectively, "SC-USREALTY'), the same transfer restrictions that currently apply to all other Non-U.S. Persons (as defined in the Articles of Incorporation).

                 To transact such other business as may properly come before the meeting or any adjournment thereof.

         All items were approved with total outstanding votes received of 22,006,051. The votes were as follows: 18,365,301 voting FOR and 19,712 ABSTAIN for Item 1, 18,343,286 votes FOR, 23,556 AGAINST and 18,170 ABSTAIN for Item 2 and 18,385,023 FOR Item 3. Accordingly, the proposals were passed.

5.       Other Information

         The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule14a-8"), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 16, 1998. After March 1, 1999, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Company's Board of Directors for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.


Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits

             3.     Articles of Incorporation

                        (a) Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

                  (i) Amendment to Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

4. Instruments defining the rights of security holders, including indentures

         Indenture dated as of July 20, 1998 among RCLP, the Guarantors named therein and First Union National Bank, as trustee, incorporated by reference to Exhibit 10.3 to the Regency Centers, L.P. Form 10 Registration Statement.
         Material Contracts






         Item 10. Material contracts

         Purchase   and  Sale   Agreement,   dated   March  10,   1998   between
         Faison-Fleming   Island   Limited   Partnership,   a  Florida   limited
         partnership, as Seller, and RRC Acquisitions, Two, Inc. a Florida corporation, its designees, successors and assigns ("Buyer"), relating to the acquisition of Fleming Island Shopping Center.

         10.1
         Exchange and Registration Rights Agreement dated as of July 15, 1998 among RCLP, the Guarantors named therein and the Purchasers named therein, incorporated by reference to Exhibit 10.4 to the Partnership's Form 10 Registration Statement.

     10.2 Registration Rights Agreement dated as of June 25, 1998 between Regency Realty Corporation and the Unit Holder named therein.

Reports on Form 8-K:

                  A report on Form 8-K was filed on July 20, 1998 reporting under Item 5. Acquisition of five shopping centers to include audited financial statements and December 31, 1997 audited financial statements for the Midland Group and pro forma condensed consolidated financial statements of operations for the three months ended March 31, 1998 and the year ended December 31, 1997.

              27. Financial Data Schedule

                  June 30, 1998
                  Restated June 30, 1997

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  August 14, 1998                   REGENCY REALTY CORPORATION



                                             By:       /s/  J. Christian Leavitt
                                                      Vice President, Treasurer
                                                             and Secretary