Form 10-Q
period 1998-09-30
REGENCY REALTY CORP
filed 1998-11-16
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 1998

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

As of November 16, 1998, there were 25,500,847 shares outstanding of the Registrant's common stock.

Item 1. Financial Statements

                                    REGENCY REALTY CORPORATION
                                     Consolidated Balance Sheets
                                 September 30, 1998 and December 31, 1997

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                (unaudited)

Assets
Real estate investments, at cost:
    Land                                                                  $      246,756,201              177,245,784
    Buildings and improvements                                                   881,513,572              622,555,583
    Construction in progress - development for investment                          7,220,442               13,427,370
    Construction in progress - development for sale                               16,727,205               20,173,039
                                                                            -----------------          ---------------
                                                                               1,152,217,420              833,401,776
    Less:  accumulated depreciation                                               52,411,077               40,795,801
                                                                            -----------------          ---------------
                                                                               1,099,806,343              792,605,975

    Investments in real estate partnerships                                       24,812,813                  999,730
                                                                            -----------------          ---------------
         Net real estate investments                                           1,124,619,156              793,605,705

Cash and cash equivalents                                                         18,400,723               16,586,094
Tenant receivables, net of allowance for uncollectible accounts of
    $2,093,924 and $1,162,570 at September 30, 1998 and
    December 31, 1997, respectively                                               16,564,787                9,546,584
Deferred costs, less accumulated amortization of $4,665,683 and
    $3,842,914 at September 30, 1998 and December 31, 1997                         5,616,341                4,252,991
Other assets                                                                       7,835,853                2,857,217
                                                                            -----------------          ---------------
                                                                          $    1,173,036,860              826,848,591
                                                                            =================          ===============

Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                                432,747,566              229,919,242
    Acquisition and development line of credit                                    45,931,185               48,131,185
    Accounts payable and other liabilities                                        26,778,204               11,597,232
    Tenants' security and escrow deposits                                          2,928,138                2,319,941
                                                                            -----------------          ---------------
         Total liabilities                                                       508,385,093              291,967,600
                                                                            -----------------          ---------------

Series A preferred units                                                          78,800,000                        -
Exchangeable operating partnership units                                          26,152,418               13,777,156
Limited partners' interest in consolidated partnerships                            7,632,148                7,477,182
                                                                            -----------------          ---------------

                                                                                 112,584,566               21,254,338
                                                                            -----------------          ---------------
Stockholders' equity:
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 25,504,430 and 23,992,037 shares issued and
       outstanding at September 30, 1998 and December 31, 1997                       255,044                  239,920
    Special common stock - 10,000,000 shares authorized: Class B
       $.01 par value per share, 2,500,000 shares issued and outstanding              25,000                   25,000
    Additonal paid in capital                                                    579,138,204              535,498,878
    Distributions in excess of net income                                        (16,992,945)             (20,494,893)
    Stock loans                                                                  (10,358,102)              (1,642,252)
                                                                            -----------------          ---------------

         Total stockholders' equity                                              552,067,201              513,626,653
                                                                            -----------------          ---------------

Commitments and contingencies

                                                                          $    1,173,036,860              826,848,591
                                                                            =================          ===============


    See accompanying notes to consolidated financial statements.

                                  REGENCY REALTY CORPORATION
                               Consolidated Statements of Operations
                        For the Three Months ended September 30, 1998 and 1997
                                          (unaudited)


                                                                                  1998                      1997
                                                                                  ----                      ----

Revenues:
    Minimum rent                                                          $       27,162,566               19,364,235
    Percentage rent                                                                  173,589                  504,178
    Recoveries from tenants                                                        6,419,085                4,317,917
    Management, leasing and brokerage fees                                         2,616,945                2,601,076
    Equity in income of investments in
       real estate partnerships                                                      364,779                    2,557
                                                                            -----------------          ---------------

          Total revenues                                                          36,736,964               26,789,963
                                                                            -----------------          ---------------

Operating expenses:
    Depreciation and amortization                                                  6,600,399                4,427,304
    Operating and maintenance                                                      4,605,159                3,978,209
    General and administrative                                                     3,375,878                2,545,388
    Real estate taxes                                                              3,263,624                2,450,520
                                                                            -----------------          ---------------
          Total operating expenses                                                17,845,060               13,401,421
                                                                            -----------------          ---------------

Interest expense (income):
    Interest expense                                                               6,831,323                4,527,622
    Interest income                                                                 (418,671)                (276,112)
                                                                            -----------------          ---------------
          Net interest expense                                                     6,412,652                4,251,510
                                                                            -----------------          ---------------

          Income before minority interests and sale
            of real estate investments                                            12,479,252                9,137,032
                                                                            -----------------          ---------------

Minority interest of redeemable partnership units                                   (486,954)                (172,945)
Minority interest of limited partners                                               (189,385)                (220,589)
Minority interest preferred unit distribution                                     (1,733,333)                       -
Loss on sale of real estate investments                                               (8,871)                       -
                                                                            -----------------          ---------------

          Net income for common stockholders                              $       10,060,709                8,743,498
                                                                            =================          ===============

Net income per share:
          Basic                                                           $             0.34                     0.34
                                                                            =================          ===============

          Diluted                                                         $             0.34                     0.32
                                                                            =================          ===============


See accompanying notes to consolidated financial statements

                                REGENCY REALTY CORPORATION
                            Consolidated Statements of Operations
                    For the Nine Months ended September 30, 1998 and 1997
                                        (unaudited)

                                                                                  1998                      1997
                                                                                  ----                      ----

Revenues:
    Minimum rent                                                          $       74,823,359               49,924,839
    Percentage rent                                                                1,835,450                1,612,115
    Recoveries from tenants                                                       17,057,500               11,303,821
    Management, leasing and brokerage fees                                         8,023,313                6,288,601
    Equity in income of investments in
       real estate partnerships                                                      511,189                   19,694
                                                                            -----------------          ---------------
          Total revenues                                                         102,250,811               69,149,070
                                                                            -----------------          ---------------

Operating expenses:
    Depreciation and amortization                                                 17,984,954               11,501,974
    Operating and maintenance                                                     13,077,060                9,966,899
    General and administrative                                                    10,638,327                7,761,402
    Real estate taxes                                                              9,051,428                6,049,354
                                                                            -----------------          ---------------

          Total operating expenses                                                50,751,769               35,279,629
                                                                            -----------------          ---------------

Interest expense (income):
    Interest expense                                                              19,704,693               14,748,996
    Interest income                                                               (1,385,054)                (728,715)
                                                                            -----------------          ---------------
          Net interest expense                                                    18,319,639               14,020,281
                                                                            -----------------          ---------------

          Income before minority interests and sale
            of real estate investments                                            33,179,403               19,849,160
                                                                            -----------------          ---------------

Minority interest of redeemable partnership units                                 (1,378,777)              (1,776,382)
Minority interest of limited partners                                               (389,544)                (565,731)
Minority interest preferred unit distribution                                     (1,733,333)                       -
Gain on sale of real estate investments                                           10,737,226                        -
                                                                            -----------------          ---------------

          Net income for common stockholders                                      40,414,975               17,507,047
                                                                            =================          ===============

Net income per share:
          Basic                                                           $             1.45                     0.89
                                                                            =================          ===============

          Diluted                                                         $             1.42                     0.87
                                                                            =================          ===============


See accompanying notes to consolidated financial statements

                                REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997

                                   (unaudited)

                                                                                    1998                    1997

Cash flows from operating activities:
    Net income                                                                     40,414,975              17,507,047
    Adjustments to reconcile net income to net
      Cash provided by operating activities:
          Depreciation and amortization                                            17,984,954              11,501,974
          Deferred financing cost and debt premium amortization                      (510,223)                674,326
          Minority interest of redeemable partnership units                         1,378,777               1,776,382
          Minority interest preferred unit distribution                             1,733,333                       -
          Minority interest of limited partners                                       389,544                 565,731
          Equity in income of investments in real estate partnerships                (511,189)                (19,694)
          Gain on sale of real estate investments                                 (10,737,226)                      -
          Changes in assets and liabilities:
              Tenant receivables                                                   (6,559,472)                736,356
              Deferred leasing commissions                                         (1,491,666)               (580,641)
              Other assets                                                         (6,508,924)             (1,177,680)
              Tenants' security deposits                                              608,197                 386,550
              Accounts payable and other liabilities                               17,430,472               6,661,691
                                                                               ---------------         ---------------
                 Net cash provided by operating activities                         53,621,552              38,032,042
                                                                               ---------------         ---------------

Cash flows from investing activities:
     Acquisition and development of real estate                                  (174,869,327)           (132,952,663)
     Investment in real estate partnerships                                       (23,337,738)                      -
     Capital improvements                                                          (4,825,026)             (2,662,606)
     Construction in progress for sale, net of reimbursement                        3,445,834              (8,094,704)
     Proceeds from sale of real estate investments                                 30,662,197                       -
     Distributions received from real estate partnership investments                   35,844                  50,000
                                                                               ---------------         ---------------
                 Net cash used in investing activities                           (168,888,216)           (143,659,973)
                                                                               ---------------         ---------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                        9,733,060             208,356,926
     Proceeds from issuance of partnership units                                        7,694               2,255,140
     Distributions to partnership unit holders                                     (1,471,599)             (1,710,402)
     Contributions from limited partners in consolidated partnerships                 164,785                       -
     Net distributions to limited partners in consolidated partnerships              (399,362)               (160,983)
     Distributions to preferred unit holders                                       (1,733,333)                      -
     Dividends paid to stockholders                                               (36,913,032)            (22,862,071)
     Net proceeds from issuance of Series A  preferred units                       78,800,000                       -
     Net proceeds from term notes                                                  99,758,000                       -
     Repayment of acquisition and development line of credit, net                  (2,200,000)            (69,870,000)
     Proceeds from mortgage loans payable                                           7,345,000              14,649,706
     Repayment of mortgage loans payable                                          (34,765,133)            (18,727,758)
     Deferred financing costs                                                      (1,244,787)               (564,586)
                                                                               ---------------         ---------------
                 Net cash provided by financing activities                        117,081,293             111,365,972
                                                                               ---------------         ---------------

                 Net increase in cash and cash equivalents                          1,814,629               5,738,041

Cash and cash equivalents at beginning of period                                   16,586,094               8,293,229
                                                                               ---------------         ---------------

Cash and cash equivalents at end of period                                         18,400,723              14,031,270
                                                                               ===============         ===============

                                REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)
                                   -continued-

                                                                                    1998                    1997

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed from sellers of real estate                              131,858,223             142,448,966
                                                                               ===============         ===============

  Exchangeable operating partnership units and common
     stock issued to acquire real estate                                           34,957,703              96,380,706
                                                                               ===============         ===============





See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


1.     Summary of Significant Accounting Policies


       (a)    Organization and Principles of Consolidation

              Regency Realty Corporation (the Company) was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Company also provides management, leasing, brokerage and development services for real estate not owned by the Company.

              The accompanying interim unaudited financial statements (the "Financial Statements") include the accounts of the Company, its wholly owned qualified REIT subsidiaries, and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 96% of the outstanding units of Regency Centers, L.P., ("RCLP" or the "Partnership" formally known as Regency Retail Partnership, L.P.) and partnership interests ranging from 51% to 93% in four majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as Exchangeable operating partnership units, Series A preferred units and limited partners' interests in consolidated partnerships, respectively. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

       (b)    Statement of Financial Accounting Standards No. 130

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at September 30, 1998 and 1997.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


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

         (e)  Emerging Issues Task Force Issue 98-9

              On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Company has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Company has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved their specified target. The Company believes this will affect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

        (f)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


2.     Acquisitions of Shopping Centers

       During the first nine months of 1998, the Company acquired 27 shopping centers for approximately $317.2 million (the "1998 Acquisitions"). In January, 1998, the Company entered into an agreement to acquire 32 shopping centers from various entities comprising the Midland Group ("Midland"). Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. The Company currently owns 20 of the shopping centers fee simple through RCLP and 12 joint ventures. All of the shopping centers included in the development pipeline are owned through various joint ventures in which the Company owns less than a 50% interest (the "JV Properties"). The Company's investment in the properties acquired from Midland is $220.4 million at September 30, 1998. The Company expects to acquire the un-owned interests in two of the JV Properties for approximately $20.7 million prior to year-end. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $241 million for the properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property may be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

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

3.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at September 30, 1998 and December 31, 1997 consists of the following:

                                                    1998             1997
                                                   ----             ----
        Notes Payable:
        Fixed rate mortgage loans         $       298,687,120      199,078,264
        Variable rate mortgage loans               12,620,514       30,840,978
         Fixed rate unsecured loans               121,439,932                -
         Unsecured line of credit                  45,931,185       48,131,185
                                                  -----------      -----------
             Total                        $       478,678,751      278,050,427
                                                  ===========      ===========


       During March, 1998, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


3.     Notes Payable and Unsecured Line of Credit (continued)

       the Line is subject to a pool of unencumbered assets which cannot have an aggregate value less than 175% of the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply with certain financial covenants consistent with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

     On June 29, 1998, the Company through RCLP issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Partnership's bank line of credit.

       On July 17, 1998 the Company through RCLP, completed a $100 million private offering of seven year term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to repay borrowings under the line of credit.

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

       During the first nine months of 1998, the Company assumed mortgage loans with a face value of $120,414,970 related to the acquisition of shopping centers. The Company has recorded the loans at fair value which created debt premiums of $11,443,253 related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $74,905,055 at September 30, 1998, and the Company's share of these loans was $31,250,636.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


3.     Notes Payable and Unsecured Line of Credit (continued)

       As of September 30, 1998, scheduled principal repayments on notes payable and the unsecured line of credit were as follows:

             1998                                         $         8,643,469
             1999                                                  23,208,035
             2000                                                 107,025,255
             2001                                                  43,935,827
             2002                                                  46,819,743
             Thereafter                                           238,970,935
                                                                  -----------
                 Subtotal                                         468,603,264
             Net unamortized debt premiums                         10,075,487
                                                                  -----------
                 Total                                    $       478,678,751
                                                                  ===========

4.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three months ended, September 30, 1998 and 1997 (in thousands except per share data):

                                                                                      1998              1997
                                                                                      ----              ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                                   25,457            21,741


         Net income for common stockholders                               $           10,061             8,743


         Less: dividends paid on Class B common stock                                  1,344             1,285
                                                                                       -----             -----

         Net income for Basic EPS                                         $            8,717             7,458
                                                                                       =====             =====


         Basic EPS                                                        $              .34               .34
                                                                                         ===               ===

         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                            25,457            21,741
         Exchangeable operating partnership units                                      1,307               574

         Incremental shares to be issued under common
            stock options using the Treasury method                                        -                83
         Contingent units or shares for the acquisition
            of real estate                                                               493             1,139
                                                                                      ------            ------

         Total diluted shares                                                         27,257            23,537
                                                                                      ======            ======

         Net income for Basic EPS                                         $            8,717             7,458

         Add: minority interest of Exchangeable partnership units
                                                                                         487               173
                                                                                         ---               ---

         Net income for Diluted EPS                                       $            9,204             7,631
                                                                                       =====             =====

         Diluted EPS                                                      $              .34               .32
                                                                                         ===               ===

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998


4.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the nine months ended, September 30, 1998 and 1997 (in thousands except per share data):

                                                                                    1998              1997
                                                                                    ----              ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                                 25,045            15,379


         Net income for common stockholders                             $           40,415            17,507


         Less: dividends paid on Class B common stock                                4,033             3,855
                                                                                     -----             -----

         Net income for Basic EPS                                       $           36,382            13,652
                                                                                    ======            ======


         Basic EPS                                                      $             1.45               .89
                                                                                      ====               ===

         Diluted Earnings Per Share (EPS) Calculation:
         Weighted average shares outstanding for Basic EPS                          25,045            15,379
         Exchangeable operating partnership units                                    1,193             1,469

         Incremental shares to be issued under common
            stock options using the Treasury method                                      -                87
         Contingent units or shares for the acquisition
            of real estate                                                             418               886
                                                                                    ------            ------

         Total diluted shares                                                       26,656            17,821
                                                                                    ======            ======

         Net income for Basic EPS                                       $           36,382            13,652
         Add: minority interest of Exchangeable partnership units                    1,379             1,776
                                                                                     -----             -----


         Net income for Diluted EPS                                     $           37,761            15,428
                                                                                    ======            ======


         Diluted EPS                                                    $             1.42               .87
                                                                                      ====               ===

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated Financial Statements and Notes thereto of Regency Realty Corporation (the "Company") appearing elsewhere in this Form 10-Q, and with the Company's Form 10-K dated December 31, 1997. Certain statements made in the following discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Company in the future to significantly differ from any future results that may be implied by such forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management.

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 96% of the outstanding partnership units ("Units"). Of the 125 properties included in the Company's portfolio at September 30, 1998, 104 properties were owned either fee simple or through partnerships interests by RCLP. At September 30, 1998, the Company had an investment in real estate, at cost, of approximately $1.2 billion of which $967 million or 82% was owned by RCLP.

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

                                        September 30, 1998                              December 31, 1997
     Location                # Properties       GLA           % Leased       # Properties    GLA                % Leased


     Florida                         46      5,737,147           91.5%             45     5,267,894              91.5%
     Georgia                         27      2,714,759           91.1%             25     2,539,507              92.4%
     North Carolina                  12      1,241,784           97.7%              6       554,332              99.0%
     Ohio                            12      1,696,027           92.7%              2       629,920              89.1%
     Alabama                          5        517,880           99.5%              5       516,080              99.9%
     Texas                            5        451,227           89.4%              -             -                  -
     Colorado                         5        447,663           84.3%              -             -                  -
     Tennessee                        4        295,257           98.7%              3       208,386              98.5%
     Kentucky                         1        205,060           95.6%              -             -                  -
     South Carolina                   1         79,723          100.0%              1        79,743              84.3%
     Virginia                         2        197,324           99.5%              -             -                  -
     Michigan                         1         85,478           99.0%              -             -                  -
     Delaware                         1        232,752           95.5%              -             -
     Missouri                         1         82,498           99.8%              -             -                  -
     Mississippi                      2        185,061           99.1%              2       185,061              96.9%
                            -----------     ----------         ------         -------     ---------              -----
        Total                       125     14,169,640           92.7%             89     9,980,923              92.8%
                            ===========     ==========         =======        =======     =========              =====

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

                                                                       Average
   Grocery Anchor     Number of      % of         % of Annual   Remaining Lease
                         Stores      Total GLA       Base Rent          Term

    Kroger *                36         15.3%           14.2%           20 yrs
    Publix                  33         10.0%           7.2%            12 yrs
    Winn Dixie              17         5.5%            4.1%            11 yrs
    Harris Teeter           4          1.3%            1.7%            16 yrs

 *includes properties under development scheduled for opening in 1998 and 1999. Excluding development properties, Kroger would represent 12.9% of GLA and 11.8% of annual base rent.

Acquisition and Development of Shopping Centers

During the first nine months of 1998, the Company acquired 27 shopping centers for approximately $317.2 million (the "1998 Acquisitions"). In January, 1998, the Company entered into an agreement to acquire 32 shopping centers from various entities comprising the Midland Group ("Midland"). Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. The Company currently owns 20 of the shopping centers fee simple through RCLP and 12 through joint ventures. All of the shopping centers included in the development pipeline are owned through various joint ventures in which the Company owns less than a 50% interest (the "JV Properties"). The Company's investment in the properties acquired from Midland is $220.4 million at September 30, 1998. The Company expects to acquire the un-owned interests in two of the JV Properties for approximately $20.7 million prior to year-end. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $241 million for the properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property will be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who received cash at the initial Midland closing may receive contingent future consideration in cash rather than units.

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

Liquidity and Capital Resources

     Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to unit holders. Net cash provided by operating activities was $53.6 million and $38 million for the nine months ended September 30, 1998 and 1997. The Company paid dividends and distributions of $40.5 million and $24.7 million, during 1998 and 1997, respectively. In 1998, the Company increased its quarterly dividend per share and distribution per unit to $.44 vs $.42 in 1997, had more outstanding shares and units in 1998 vs. 1997; and accordingly, expects dividends and distributions paid during 1998 to increase substantially over 1997.

Management expects to meet long-term liquidity requirements for debt maturities, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $168.9 million and $143.7 million, during 1998 and 1997, respectively, as discussed above in Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $117.1 million and $111.4 million during 1998 and 1997, respectively. At September 30, 1998, the Company had 14 shopping centers under construction or undergoing major renovations. Total committed costs necessary to complete the properties under development is estimated to be $35.1 million and will be expended through August 1999.

The Company's outstanding debt at September 30, 1998 and December 31, 1997 consists of the following:

                                                 1998             1997
                                                 ----             ----
   Notes Payable:
       Fixed rate mortgage loans             $ 298,687          199,078
       Variable rate mortgage loans             12,621           30,841
        Fixed rate unsecured loans             121,440                -
        Unsecured line of credit                45,931           48,131
                                              --------          -------
            Total                            $ 478,679          278,050
                                              ========          =======


The weighted average interest rate on total debt at September 30, 1998 and 1997 was 7.4%, respectively. The Company's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

The Company is a party to a credit agreement dated as of March 27, 1998, providing for an unsecured line of credit (the "Line") from a group of lenders currently consisting of Wells Fargo Bank, National Association, First Union National Bank, Wachovia Bank, N.A., NationsBank, N.A., AmSouth Bank, Commerzbank AG, Atlanta Branch, PNC Bank, National Association, and Star Bank, N.A. This credit agreement modified the terms of the Company's prior line of credit by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

     On June 29, 1998, the Company through RCLP issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Company at par on or after June
25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Partnership's bank line of credit.

On July 17, 1998 the Company, through RCLP, completed a $100 million private offering of term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to reduce the balance of the Line.

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

During the first nine months of 1998, the Company assumed mortgage loans with a face value of $120.4 million related to the acquisition of shopping centers. The Company has recorded the loans at fair value which created debt premiums of $11.4 million related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

Unconsolidated partnerships and joint ventures had mortgage loans payable of $74.9 million at September 30, 1998, and the Company's share of these loans was $31.2 million.

As of September 30, 1998, scheduled principal repayments on notes payable and the unsecured line of credit were as follows:

     1998                                         $             8,643
     1999                                                      23,208
     2000                                                     107,025
     2001                                                      43,936
     2002                                                      46,820
     Thereafter                                               238,972
                                                              -------
         Subtotal                                             468,604
     Net unamortized debt premiums                             10,075
                                                              -------
         Total                                    $           478,679
                                                              =======

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

Results from Operations

Comparison of the Nine Months Ended September 30, 1998 to 1997

Revenues increased $33.1 million or 47.9% to $102.3 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions providing increases in revenues of $28.2 million during 1998. At September 30, 1998, the real estate portfolio contained approximately 14.2 million SF, was 92.7% leased and had average rents of $9.18 per SF. Minimum rent increased $24.9 million or 50%, and recoveries from tenants increased $5.8 million or 51%. On a same property basis (excluding the 1998 and 1997 Acquisitions) gross rental revenues decreased $.5 million or 1%, primarily due to the sale of the office properties. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $8 million in 1998 compared to $6.3 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch and Midland. During 1998, the Company sold four office buildings and a parcel of land for $ 30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of neighborhood shopping centers. The proceeds from the sale were applied toward the purchase of the 1998 acquisitions.

Operating expenses increased $15.5 million or 44% to $50.8 million in 1998. Combined operating and maintenance, and real estate taxes increased $6.1 million or 38% during 1998 to $22.1 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $6.9 million during 1998. On a same property basis, operating and maintenance expenses and real estate taxes decreased $.8 or 8% due to the sale of the four office properties. General and administrative expenses increased 37% during 1998 to $10.6 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers the Company began managing for third parties during 1998 and 1997. Depreciation and amortization increased $6.5 million during 1998 or 56% primarily due to the 1998 and 1997 Acquisitions generating $10.2 million in depreciation and amortization.

Interest expense increased to $19.7 million in 1998 from $14.7 million in 1997 or 34% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

Net income for common stockholders was $40.4 million in 1998 vs. $17.5 million in 1997, a $22.9 million or 131% increase for the reasons previously described. Diluted earnings per share in 1998 was $1.42 vs. $.87 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 8.8 million primarily due to the acquisition of Branch and Midland, the issuance of shares to SC-USREALTY during 1997, and the public offering completed in July, 1997.

Comparison of the Three Months Ended September 30, 1998 to 1997

Revenues increased $9.9 million or 37.1% to $36.7 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions providing increases in revenues of $8.7 million during 1998. Minimum rent increased $7.8 million or 40%, and recoveries from tenants increased $2.1 million or 49%. On a same property basis (excluding the 1998 and 1997 Acquisitions) gross rental revenues decreased $.3 million or 2%, primarily due to the sale of the office properties. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $2.6 million in 1998 and 1997.

Operating expenses increased $4.4 million or 33% to $17.8 million in 1998. Combined operating and maintenance, and real estate taxes increased $1.4 million or 22% during 1998 to $7.9 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $1.8 million during 1998. On a same property basis, operating and maintenance expenses and real estate taxes decreased $.4 or 10% due to the sale of the office properties. General and administrative expenses increased 33% during 1998 to $3.4 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers the Company began managing for third parties during 1998 and 1997. Depreciation and amortization increased $2.2 million during 1998 or 49% primarily due to the 1998 and 1997 Acquisitions generating $4.1 million in depreciation and amortization.

Interest expense increased to $6.8 million in 1998 from $4.5 million in 1997 or 51% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.


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

FFO increased by 63% from 1997 to 1998 as a result of the acquisition activity discussed above under "Results of Operations". FFO for the nine months ended September 30, 1998 and 1997 are summarized in the following table:

                                                           1998           1997
                                                           ----           ----

 Net income for common stockholders                $     40,415         17,507
 Add (subtract):
   Real estate depreciation and amortization             17,582         11,090
   Gain on sale of operating property                    (9,835)             -
   Minority interests in net income of
     Exchangeable partnership units                       1,378          1,776
                                                         ------         ------
 Funds from operations                             $     49,540         30,373
                                                         ======         ======

 Cash flow provided by (used in):
   Operating activities                            $     53,621         38,032
   Investing activities                                (168,888)      (143,660)
   Financing activities                                 117,081        111,366

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at September 30, 1998 and 1997.

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

On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Company has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Company has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved their specified target. The Company believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

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

Year 2000 System Compliance

Management recognizes the potential effect Year 2000 may have on the Company's operations and, as a result, has implemented a Year 2000 Compliance Project. The term "Year 2000 compliant" means that the software, hardware, equipment, goods or systems utilized by, or material to the physical operations, business operations, or financial reporting of an entity will properly perform date sensitive functions before, during and after the year 2000.

The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants and financial institutions. Total costs incurred to date associated with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1997 and 1998, and were approximately $250,000.

The Company's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by December 31, 1998. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Company's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. While we have not yet begun renovations, Management believes that the cost of upgrading these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by June 30, 1999.

The Company has surveyed its major tenants and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to resolve their Year 2000 issues. The Company will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

Management believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major tenants and financial institutions. Failure on the part of these entities to become Year 2000 compliant could result in disruption in the Company's cash receipt and disbursement functions. There can be no guarantee, however, that the systems of unrelated entities upon which the Company's operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

The Company does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after the Company has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.

                                     PART II
Item 1.  Legal Proceedings

         None

Item 5.  Other Information

                                    Regency Realty Corporation
                    Pro Forma Condensed Consolidated Financial Statements




 The following unaudited pro forma condensed consolidated balance sheet is based upon the historical consolidated balance sheet of Regency Realty Corporation (the Company) as of September 30, 1998 as if the Company had completed the acquisition of one additional shopping center subsequent to period end. The following unaudited pro forma consolidated statements of operations of the Company are based upon the historical consolidated statements of operations for the nine-month period ended September 30, 1998 and the year ended December 31, 1997. These statements are presented as if the Company had acquired all of its properties as of January 1, 1997. These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K as of and for the three years ended December 31, 1997 and Form 10-Q filed for the period September 30, 1998.

 The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position or results of operations of the Company would have been at September 30, 1998 or December 31, 1997 assuming the transactions had been completed as set forth above, nor does it purport to represent the financial position or results of operations of the Company in future periods.

                                   Regency Realty Corporation
                          Pro Forma Condensed Consolidated Balance Sheet
                                       September 30, 1998
                                           (Unaudited)
                                          (in thousands)



                                                                       Historical       Adjustments     Pro Forma

  Assets

   Real estate investments, at cost                                   $ 1,128,270         19,200  (a)    1,147,470
   Construction in progress                                                23,947              -            23,947
       Less: accumulated depreciation                                      52,411              -            52,411
                                                                      ------------   ------------      ------------
           Real estate rental property, net                             1,099,806         19,200         1,119,006
                                                                      ------------   ------------      ------------

   Investments in real estate partnerships                                 24,813              -            24,813
                                                                      ------------   ------------      ------------
       Net real estate investments                                      1,124,619         19,200         1,143,819
                                                                      ------------   ------------      ------------

   Cash and cash equivalents                                               18,401              -            18,401
   Tenant receivables, net of allowance for
       uncollectible accounts                                              16,565              -            16,565
   Deferred costs, less accumulated amortization                            5,616              -             5,616
   Other assets                                                             7,836                            7,836
                                                                      ------------   ------------      ------------
           Total Assets                                               $ 1,173,037         19,200         1,192,237
                                                                      ============   ============      ============

      Liabilities and Stockholders' Equity
   Notes payable                                                        $ 432,748              -           432,748
   Acquisition and development line of credit                              45,931         19,200  (a)       65,131
                                                                      ------------   ------------      ------------
       Total debt                                                         478,679         19,200           497,879

   Accounts payable and other liabilities                                  26,778              -            26,778
   Tenant's security and escrow deposits                                    2,928              -             2,928
                                                                      ------------   ------------      ------------
       Total liabilities                                                  508,385         19,200           527,585
                                                                      ------------   ------------      ------------

   Series A preferred units                                            78,800              -            78,800
   Exchangeable operating partnership units                                26,153              -            26,153
   Limited partners' interest in consolidated partnerships                  7,632              -             7,632
                                                                      ------------   ------------      ------------
                                                                          112,585              -           112,585

   Common stock and additional paid in capital                            569,060              -           569,060
   Distributions in excess of net income                                  (16,993)             -           (16,993)
                                                                      ------------   ------------      ------------
       Total stockholders' equity                                         552,067              -           552,067
                                                                      ------------   ------------      ------------

           Total liabilities and stockholders' equity                 $ 1,173,037         19,200         1,192,237
                                                                      ============   ============      ============




   See accompanying notes to pro forma condensed consolidated balance sheet.

                                         Regency Realty Corporation
                        Notes to Pro Forma Condensed Consolidated Balance Sheet
                                             September 30, 1998
                                                 (Unaudited)
                                               (In thousands)



(a)  Acquisitions of Shopping Centers:

     In January 1998, the Company entered into an agreement to acquire 32 shopping centers from various entities comprising the Midland Group. The Company has acquired 20 Midland shopping centers fee simple and 12 through joint ventures prior to September 30, 1998 containing 2.2 million square feet for approximately $220.4 million. Those shopping centers are included in the Company's September 30, 1998 balance sheet.

     Subsequent to September 30, 1998, the Company expects to acquire the unonwned interests in two of the joint venture properties under development for $20.7 million. In addition, during 1998, the Company expects to pay $4.6 million in additional costs related to joint venture investments and other transaction costs related to acquiring the various shopping centers from Midland, and during 1999 and 2000 expects to pay contingent consideration of $23.0 million. The following table represents the properties under development which the Company expects to acquire from Midland upon completion of construction during 1998. These properties are not included in these pro forma condensed consolidated financial statements.
                                           Expected
                                         Acquisition        Purchase
                                             Date            Price
                                        ---------------   -------------
         Nashboro                        December-98   $         7,260
         Crooked Creek                   December-98            13,471
                                                          ------------
                                                       $        20,731
                                                          =============

     In addition, the Company acquired one other shopping center for an aggregate purchase price of $19.2 million which is reflected in the pro forma balance sheet. The shopping center, Hinsdale Lake Commons, was acquired on October 21, 1998 using funds drawn on the Line.

                           Regency Realty Corporation
                 Pro Forma Consolidated Statements of Operations
               For the Nine Month Period Ended September 30, 1998
                      and the Year Ended December 31, 1997
                                   (Unaudited)
                 (In thousands, except share and per share data)





                                                       For the Nine Month Period Ended September 30, 1998
                                                                      Midland      Acquisition     Other
                                                      Historical    Properties    Properties     Adjustments  Pro Forma
                                                                        (c)           (d)

Revenues:
      Minimum rent                                   $      74,823       3,960         4,553           (697) (h)   82,639
      Percentage rent                                        1,836           -           180             (8) (h)    2,008
      Recoveries from tenants                               17,058         549         1,113            (67) (h)   18,653
      Management, leasing and brokerage fees                 8,023           -             -              -         8,023
      Equity in income of investments in real
       estate partnership                                      511           -             -              -           511
                                                      -------------  ----------    ----------    -----------      -------
                                                           102,251       4,509         5,846           (772)      111,834
                                                      -------------  ----------    ----------    -----------      -------
Operating expenses:
      Depreciation and amortization                         17,985         817  (e)    1,356  (e)      (453) (h)   19,705
      Operating and maintenance                             13,077         286           571           (122) (h)   13,812
      General and administrative                            10,638         233           279            (25) (h)   11,125
      Real estate taxes                                      9,051         494           646            (81) (h)   10,110
                                                      -------------  ----------    ----------    -----------      -------
                                                            50,751       1,830         2,852           (681)       54,752
                                                      -------------  ----------    ----------    -----------      -------
 Interest expense (income):
      Interest expense                                      19,705       2,646  (f)    3,238  (g)    (4,830) (i)   20,759
      Interest income                                       (1,385)          -             -              -        (1,385)
                                                      -------------  ----------    ----------    -----------      -------
                                                            18,320       2,646         3,238         (4,830)       19,374
                                                      -------------  ----------    ----------    -----------      -------
      Income before minority interest
         and gain on sale of real
         estate investments                                 33,180          33          (244)         4,739        37,708

 Gain on sale of real estate investments                    10,737           -             -         (9,336) (h)    1,401
 Minority interest preferred unit distributions             (1,733)          -             -         (3,142) (j)   (4,875)
 Minority interest                                          (1,769)         (1)           (6)           202        (1,574)
                                                      -------------  ----------    ----------    -----------      -------

      Net income for common stockholders             $      40,415          32          (250)        (7,537)       32,660
                                                      =============  ==========    ==========    ===========      =======


 Net income per share (note (l)):
      Basic                                          $        1.45                                               $   1.14
                                                      =============                                               =======

      Diluted                                        $        1.42                                               $   1.13
                                                      =============                                               =======



 See accompanying notes to pro forma consolidated statements of operations.

                           Regency Realty Corporation
                 Pro Forma Consolidated Statements of Operations
               For the Nine Month Period Ended September 30, 1998
                      and the Year Ended December 31, 1997
                                   (Unaudited)
                 (In thousands, except share and per share data)



                                                               For the Year Ended December 31, 1997
                                                         Branch       Midland      Acquisition     Other
                                         Historical   Properties    Properties    Properties     Adjustments  Pro Forma
                                                            (b)          (c)           (d)

Revenues:
      Minimum rent                        $   70,103         3,596      16,482        18,873         (4,136) (h)  104,918
      Percentage rent                          2,151           167           -           505              -         2,823
      Recoveries from tenants                 17,052           751       2,240         4,412           (548) (h)   23,907
      Management, leasing and
          brokerage fees                       7,997         1,060           -             -              -         9,057
      Equity in income of investments
         in real estate partnerships              33             -           -             -              -            33
                                          ----------- -------------  ----------    ----------    -----------     ---------
                                              97,336         5,574      18,722        23,790         (4,684)      140,738
                                          ----------- -------------  ----------    ----------    -----------     ---------
Operating expenses:
      Depreciation & amortization             16,303           972       2,994  (e)    4,856  (e)      (855) (h)   24,270
      Operating and maintenance               14,212           595       1,194         2,598         (1,260) (h)   17,339
      General and administrative               9,964           683       1,042         1,173            (49) (h)   12,813
      Real estate taxes                        8,692           404       1,635         2,650           (447) (h)   12,934
                                          ----------- -------------  ----------    ----------    -----------     ---------
                                              49,171         2,654       6,865        11,277         (2,611)       67,356
                                          ----------- -------------  ----------    ----------    -----------     ---------
 Interest expense (income):
      Interest expense                        19,667         1,517      10,353  (f)   13,030  (g)    (6,439) (i)   38,128
      Interest income                         (1,000)          (33)          -             -              -        (1,033)
                                          ----------- -------------  ----------    ----------    -----------     ---------
                                              18,667         1,484      10,353        13,030         (6,439)       37,095
                                          ----------- -------------  ----------    ----------    -----------     ---------

      Income before minority interest
         and gain on sale of real
         estate investments                   29,498         1,436       1,504          (517)         4,366        36,287

 Gain on sale of real estate investments         451             -           -             -           (451) (h)        -
 Minority interest preferred
   unit distributions                              -             -           -             -         (6,500) (j)   (6,500)
 Minority interest                            (2,547)        1,010         (38)          (27)          (142)       (1,744)
                                          ----------- -------------  ----------    ----------    -----------     ---------

      Net income for common stockholders  $   27,402         2,446       1,466          (544)        (2,727)       28,043
                                          =========== =============  ==========    ==========    ===========     =========

 Net income per share (note (l)):
      Basic                               $     1.28                                                             $    1.31
                                          ===========                                                            =========

      Diluted                             $     1.23                                                             $    1.22
                                          ===========                                                            =========



 See accompanying notes to pro forma consolidated statements of operations.

                               Regency Realty Corporation
                      Notes to Pro Forma Consolidated Statements of Operations
                           For the Nine Month Period Ended
                              September 30, 1998 and the
                              Year ended  December 31, 1997
                                      (Unaudited)
                         (In thousands, except unit and per unit data)

(b) Reflects pro forma results of operations for the Branch Properties for the period from January 1, 1997 to March 7, 1997 (acquisition date).

(c) Reflects revenues and certain expenses for the Midland Properties for the period from January 1, 1998 to the earlier of the respective acquisition date of the property or September 30, 1998 and for the year ended December 31, 1997.

                                                                For the period ended September 30, 1998
         Property               Acquisition   Minimum      Recoveries      Operating and       Real          General and
           Name                  Date          Rent        from Tenants    Maintenance    Estate Taxes     Administrative
           ----                 ----------   ----------    ------------    -------------  ------------    ---------------

         Garner Festival (1)    9/30/98    $         -   $          -    $         -      $            -  $              -
         Windmiller Farms       7/15/98            621             97             37                  77                34
         Franklin Square        4/29/98            414             56             52                  31                32
         St. Ann Square         4/17/98            217             44             18                  35                12
         East Point Crossing    4/29/98            268             52             16                  35                17
         North Gate Plaza       4/29/98            234             33             18                  27                10
         Worthington Park       4/29/98            281             68             22                  40                19
         Beckett Commons        3/1/98             113              7              6                  14                 4
         Cherry Grove Plaza     3/1/98             239             11             13                  22                21
         Bent Tree Plaza        3/1/98             137             11              7                  59                 8
         West Chester Plaza     3/1/98             130             12             13                  42                 7
         Brookville Plaza       3/1/98              95              5              5                   8                 4
         Lake Shores Plaza      3/1/98             123             10              5                  16                 6
         Evans Crossing         3/1/98             116              4              5                   8                 6
         Statler Square         3/1/98             164             15             13                   1                 8
         Kernersville Plaza     3/1/98             120              4              8                   8                 8
         Maynard Crossing       3/1/98             272             38             13                  15                15
         Shoppes at Mason       3/1/98             116             27             15                  33                 6
         Lake Pine Plaza        3/1/98             152             13             10                   8                 9
         Hamilton Meadows       3/1/98             148             42             10                  15                 7
                                             ----------    ------------    -----------       ------------     ---------------
                                           $     3,960   $        549    $       286      $          494  $            233
                                             ==========    ===========     ==========        ============     ===============


                                                              For the year ended December 31, 1997
         Property               Acquisition   Minimum     Recoveries      Operating and       Real          General and
           Name                  Date          Rent      from Tenants      Maintenance    Estate Taxes     Administrative
           ----                 ----------   ----------   ------------     -------------    -----------     --------------

         Garner Festival (1)    9/30/98    $         -   $          -    $         -    $              -  $              -
         Windmiller Farms       7/15/98          1,157            181             69                 143                64
         Franklin Square        4/29/98          1,270            171            158                  94                98
         St. Ann Square         4/17/98            741            149             60                 119                42
         East Point Crossing    4/29/98            821            159             50                 107                51
         North Gate Plaza       4/29/98            718            100             56                  84                32
         Worthington Park       4/29/98            862            208             67                 124                59
         Beckett Commons        3/1/98             687            140             38                  83                47
         Cherry Grove Plaza     3/1/98           1,445            175             85                 131               105
         Bent Tree Plaza        3/1/98             786            130             64                  59                48
         West Chester Plaza     3/1/98             807             70             72                  84                45
         Brookville Plaza       3/1/98             571             42             34                  50                30
         Lake Shores Plaza      3/1/98             759            156             55                  96                32
         Evans Crossing         3/1/98             613             84             34                  50                33
         Statler Square         3/1/98             913             76             43                  54                60
         Kernersville Plaza     3/1/98             605             58             29                  51                33
         Maynard Crossing       3/1/98           1,367            133             78                  95               104
         Shoppes at Mason       3/1/98             644             56             61                  65                38
         Lake Pine Plaza        3/1/98             827             93             54                  51                46
         Hamilton Meadows       3/1/98             889             59             87                  95                75
                                             ----------    -----------     ----------     ---------------   ---------------
                                           $    16,482   $      2,240    $     1,194    $          1,635  $          1,042
                                             ==========    ===========     ==========     ===============   ===============

         (1) The property was under development until the date of acquisition, thus there are no revenues and expenses to be recorded in the statement of operations.

                               Regency Realty Corporation
                      Notes to Pro Forma Consolidated Statements of Operations
                           For the Nine Month Period Ended
                              September 30, 1998 and the
                              Year ended  December 31, 1997
                                      (Unaudited)
                         (In thousands, except unit and per unit data)





(d) Reflects revenues and certain expenses for the Acquisition Properties for the period from January 1, 1998 to the earlier of the respective acquisition date of the property or September 30, 1998 and for the year ended December 31, 1997.

                                                         For the period ended September 30, 1998
  Property               Acquisition   Minimum      Percentage        Recoveries   Operating and          Real        General and
    Name                  Date          Rent           Rent          from Tenants   Maintenance       Estate Taxes   Administrative
    ----                 ----------   ----------    -----------     -------------  --------------     -------------  --------------

  Delk Spectrum          1/14/98    $        48   $          -    $         5    $              2  $              3  $          2
  Bloomingdale Square    2/11/98            214              6             53                  25                24            21
  Silverlake             6/3/98             346              -             60                  36                36            18
  Highland Square        6/17/98            516             51             86                  46                79            60
  Shoppes @104           6/19/98            620              -            133                  72                79            28
  Fleming Island         6/30/98            348              -            289                  39               194            36
  Pike Creek             8/4/98           1,172            116            108                 135                83            47
  Hinsdale Lake Commons 10/21/98          1,289              7            379                 216               148            67
                                      ----------    -----------     ----------     ---------------   ---------------   -----------
                                    $     4,553   $        180    $     1,113    $            571  $            646  $        279
                                      ==========    ===========     ==========     ===============   ===============   ===========


                                                            For the year ended December 31, 1997
    Property               Acquisition   Minimum      Percentage        Recoveries   Operating and          Real        General and
      Name                  Date          Rent           Rent          from Tenants   Maintenance       Estate Taxes  Administrative
      ----                 ----------   ----------    -----------       ------------  ------------      ------------- --------------

    Oakley Plaza           3/14/97    $       142   $          -    $        14    $             13  $             13  $          8
    Mariner's Village      3/25/97            185              6             37                  45                33             7
    Carmel Commons         3/28/97            297             11             63                  38                35            22
    Mainstreet Square      4/15/97            193              -             34                  42                30            15
    East Port Plaza        4/25/97            543              -            107                  96                65            33
    Hyde Park Plaza        6/6/97           1,702            118            339                 144               265            84
    Rivermont Station      6/30/97            642              -            124                  65                56            34
    Lovejoy Station        6/30/97            306              -             63                  36                29             9
    Tamiami Trails         7/10/97            508              -            163                 124                66            30
    Garden Square          9/19/97            671              -            232                 144                99            50
    Kingsdale             10/10/97          1,334              -            300                 325               221            75
    Boynton Lakes Plaza    12/1/97          1,159              -            391                 267               250            80
    Pinetree Plaza        12/23/97            279              -             51                  50                37            21
    Delk Spectrum          1/14/98          1,355             10            145                  57                88            46
    Bloomingdale Square    2/11/98          1,863             43            459                 215               209           184
    Silverlake             6/3/98             819              -            142                  85                85            43
    Highland Square        6/17/98          1,122            111            187                  99               171           130
    Shoppes @104           6/19/98          1,332              -            285                 154               170            60
    Fleming Island         6/30/98            698              -            581                  79               388            72
    Pike Creek             8/4/98           1,980            196            182                 228               140            80
    Hinsdale Lake Commons 10/21/98          1,743             10            513                 292               200            90
                                        ----------    -----------     ----------     ---------------   ---------------   -----------
                                      $    18,873   $        505    $     4,412    $          2,598  $          2,650  $      1,173
                                        ==========    ===========     ==========     ===============   ===============   ===========

                               Regency Realty Corporation
                      Notes to Pro Forma Consolidated Statements of Operations
                           For the Nine Month Period Ended
                              September 30, 1998 and the
                              Year ended  December 31, 1997
                                      (Unaudited)
                         (In thousands, except unit and per unit data)



(e) Depreciation expense is based on the estimated useful life of the properties acquired. For properties under construction, depreciation expense is calculated from the date the property is placed in service through the end of the period. In addition, the nine month period ended September 30, 1998 and year ended December 31, 1997 calculations reflect depreciation expense on the properties from January 1, 1997 to the earlier of the respective acquisition date of the property or September 30, 1998.

                                                                       For the period ended September 30, 1998
         Property                                           Building and   Year Building                     Depreciation
           Name                                             Improvements   Built/Renovated Useful Life        Adjustment
                                                           -------------   ---------------  -----------     ---------------

         Delk Spectrum                                 $       10,417        1991               34        $             11
         Bloomingdale Square                                   13,189        1987               30                      51
         Silverlake Shopping Center                             7,584        1988               31                     103
         Highland Square                                        9,049        1960               20                     208
         Shoppes @104                                           6,439        1990               33                      91
         Fleming Island                                         4,773        1994               37                      64
         Pike Creek                                            18,082        1981               24                     446
         Hinsdale Lake Commons                                 14,976        1986               29                     382
                                                                                                            ---------------
            Acquisition Properties pro forma depreciation adjustment                                      $          1,356
                                                                                                            ===============


         Midland Properties                            $      151,636       Ranging from   Ranging from
                                                                            1986 to 1996     29 to 40     $            817
                                                                                                            ===============



                                                               For the year ended December 31, 1997
         Property                                           Building and   Year Building                     Depreciation
           Name                                             Improvements   Built/Renovated Useful Life        Adjustment
                                                           -------------   --------------- -----------       -------------

         Oakley Plaza                                  $        6,428        1988               31        $             41
         Mariner's Village                                      5,979        1986               29                      47
         Carmel Commons                                         9,335        1979               22                     101
         Mainstreet Square                                      4,581        1988               31                      43
         Hyde Park Plaza                                       33,734        1995               38                     382
         East Port Plaza                                        8,179        1991               34                      76
         Rivermont Station                                      9,548        1996               39                     121
         Lovejoy Station                                        5,560        1995               38                      73
         Tamiami Trails                                         7,598        1987               30                     133
         Garden Square                                          7,151        1991               34                     151
         Kingsdale                                             10,023        1997               27                     288
         Boynton Lakes Plaza                                    9,618        1993               36                     244
         Pinetree Plaza                                         3,057        1982               25                     120
         Delk Spectrum                                         10,417        1991               34                     306
         Bloomingdale Square                                   13,189        1987               30                     440
         Silverlake Shopping Center                             7,584        1988               31                     245
         Highlands Square                                       9,049        1960               20                     452
         Shoppes @104                                           6,439        1990               33                     195
         Fleming Island                                         4,773        1994               37                     129
         Pike Creek                                            18,082        1981               24                     753
         Hinsdale Lake Commons                                 14,976        1986               29                     516
                                                                                                            ---------------
           Acquisition Properties pro forma depreciation adjustment                                       $          4,856
                                                                                                            ===============

         Midland Properties                                   151,636       Ranging from   Ranging from
                                                                            1986 to 1996     29 to 40     $          2,994
                                                                                                            ===============

                               Regency Realty Corporation
                      Notes to Pro Forma Consolidated Statements of Operations
                           For the Nine Month Period Ended
                              September 30, 1998 and the
                              Year ended  December 31, 1997
                                      (Unaudited)
                         (In thousands, except unit and per unit data)



(f) To reflect interest expense on the Line required to complete the acquisition of the Midland Properties at the interest rate afforded the Company at September 30, 1998 (6.525%) and the assumption of $97.0 million of debt. For properties under construction, interest expense is calculated from the date the property is placed in service through the end of the period.


        Pro forma interest adjustment for
        the nine month period ended September 30, 1998         $          2,646
                                                                ===============

        Pro forma interest adjustment for
        the year ended December 31, 1997                       $         10,353
                                                                ===============




(g) To reflect interest expense on the Line required to complete the acquisition of the Acquisition Properties at the interest rate afforded the Company at September 30, 1998 (6.525%). The nine month period ended September 30, 1998 and year ended December 31, 1997 calculation reflects interest expense on the properties from January 1, 1997 to the respective acquisition date of the property.


      Pro forma interest adjustment for
      the nine-month period ended September 30, 1998           $          3,238
                                                                ===============

     Pro forma interest adjustment for
      the year ended December 31, 1997                         $         13,030
                                                                ===============


(h) In December, 1997, the Company sold one office building for $2.6 million and recognized a gain on the sale of $451,000. During the first quarter of 1998, the Company sold three office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $9.3 million. The adjustments to the pro forma statements of operations reflect the reversal of the revenues and expenses from the office buildings generated during 1997 and 1998, including the gains on the sale of the office buildings as if the sales had been completed on January 1, 1997. The Company believes that excluding the results of operations and gains related to the office buildings sold is necessary for an understanding of the continuing operations of the Company.

(i) To reflect (i) interest expense and loan cost amortization on the $100 million debt offering offset by (ii) the reduction of interest expense on the Line and mortgage loans from the proceeds of the debt offering, the issuance of the preferred units and the proceeds from the sale of the office buildings referred to in note (h).

     Pro forma interest adjustment for
     the nine-month period ended September 30, 1998          $         (4,830)
                                                               ===============

     Pro forma interest adjustment for
     the year ended December 31, 1997                        $         (6,439)
                                                               ===============


(j) To reflect the distribution on the offering of preferred units at an assumed annual rate of 8.125% for the nine-month period ended September 30, 1998 and year ended December 31, 1997.

                               Regency Realty Corporation
                      Notes to Pro Forma Consolidated Statements of Operations
                           For the Nine Month Period Ended
                              September 30, 1998 and the
                              Year ended  December 31, 1997
                                      (Unaudited)
                         (In thousands, except unit and per unit data)


(k) The following summarizes the calculation of basic and diluted earnings per unit for the nine-month period ended September 30, 1998 and the year ended December 31, 1997:

                                                                                           For the Nine         For the year
                                                                                           Months Ended            Ended
                                                                                          September 30, 1998     December 31, 1997
                                                                                          ------------------  --------------------

         Basic Earnings Per Share (EPS) Calculation:
            Weighted average common shares outstanding                                            25,045            17,424
                                                                                          ===============   ===============

            Net income for common stockholders                                          $         32,660            28,043
            Less: dividends paid on Class B common stock                                           4,033             5,140
                                                                                          ---------------   ---------------
            Net income for Basic EPS                                                    $         28,627            22,903
                                                                                          ===============   ===============

         Basic EPS                                                                      $           1.14              1.31
                                                                                          ===============   ===============

            Net income for Basic EPS                                                              28,627            22,903
            Add: minority interest of exchangeable partnership units                               1,379             1,214
                                                                                          ---------------   ---------------

            Net income for Diluted EPS                                                            30,006            24,117
                                                                                          ===============   ===============

         Diluted Earnings Per Share (EPS) Calculation:
            Weighted average common shares outstanding for Basic EPS                              25,045            17,424
            Exchangeable operating partnership units                                               1,193             1,243
            Incremental units to be issued under common
              stock options using the Treasury method                                                  -                80
            Contingent units or shares for the acquisition
              of real estate                                                                         418               955
                                                                                          ---------------   --------------
                  Total Diluted Shares                                                            26,656            19,702
                                                                                          ===============   ===============

         Diluted EPS                                                                    $           1.13              1.22
                                                                                          ===============   ===============

Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits


         Item 10. Material contracts

                  10.1  Indenture  dated  as of  July  20,  1998  among  Regency
                  Centers, L.P., the Guarantors named therein (including the Company) and First Union National Bank, as trustees, is incorporated by reference to Exhibit 10.2 to Regency Centers, L.P.'s Registration Statement on Form 10 (registration no. 0-24763).

                  10.2 The Company's Guarantee of Regency Centers, L.P.'s 7-1/8% Notes due 2005 is included in the Indenture referenced in
                  Exhibit 10.1 above and is incorporated  herein by reference to
                  Exhibit 10.2 to Regency Centers, L.P.'s Registration Statement on Form 10 (registration no.
                  0-24763).


Reports on Form 8-K:

                  A report on Form 8-K was filed on October 7, 1998 reporting under Item 5. Acquisition of Pike Creek Shopping Center to include audited Statement of Revenues and Certain Expenses as of December 31, 1997, as well as, pro forma condensed consolidated financial statements of operations for the six months ended June 30, 1998 and the year ended December 31, 1997.

              27. Financial Data Schedule

                  September 30, 1998
                  Restated September 30, 1997

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  November 16, 1998                  REGENCY REALTY CORPORATION



                                             By:       /s/  J. Christian Leavitt
                                                      Vice President, Treasurer
                                                        and Secretary