Form 10-K
period 1998-12-31
REGENCY REALTY CORP
filed 1999-03-15
CIK 910606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

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

        Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $463,468,086 based on the closing price on the New York Stock Exchange for such stock on March 10, 1999. The approximate number of shares of Registrant's voting common stock outstanding was 57,831,620 as of March 10, 1999.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                       Form 10-K
Item No.                                                             Report Page
--------                                                             -----------

                                     PART I

1.  Business...................................................................1

2.  Properties.................................................................5

3.  Legal Proceedings.........................................................12

4.  Submission of Matters to a Vote of Security Holders.......................12

                                     PART II

5.  Market for the Registrant's Common Equity and Related Shareholder
    Matters...................................................................12

6.  Selected Consolidated Financial Data......................................14

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................15

7a. Quantitative and Qualitative Disclosures About Market Risk................22

8.  Consolidated Financial Statements and Supplementary Data..................22

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure......................................................22

                                    PART III

10. Directors and Executive Officers of the Registrant........................23

11. Executive Compensation....................................................23

12. Security Ownership of Certain Beneficial Owners and Management............24

13. Certain Relationships and Related Transactions............................24

                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.........24

                                     PART I
Item 1.  Business

Regency Realty Corporation ("Regency" or "Company") acquires, owns, develops and manages neighborhood shopping centers in targeted infill markets. As of December 31, 1998, Regency owned, directly or indirectly, 129 properties in the eastern half of the United States, containing approximately 14.7 million square feet of gross leasable area ("GLA").

As of December 31, 1998, Regency had an investment in real estate of approximately $1.3 billion and approximately 58% of Regency's GLA was located in Georgia and Florida. Regency's shopping centers (excluding centers under development) were approximately 93% leased as of December 31, 1998.

On February 26, 1999, Regency's shareholders approved the merger of Pacific Retail Trust ("Pacific") into the Company in a stock for stock transaction (0.48 Regency share for 1 Pacific share). At December 31, 1998, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of GLA. The total cost to acquire Pacific is expected to be $1.157 billion based on the value of Regency shares issued, the assumption of $379 million of outstanding debt and other liabilities, and estimated transaction costs. Pacific's shopping centers are located primarily in California and Texas.

The Company, a Florida corporation organized in 1993, commenced operations as a real estate investment trust (REIT) in 1993 with the completion of its initial public offering, and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

Regency formed Regency Centers, L.P. (RCLP), a limited partnership and a public registrant, in 1996, and consolidated substantially all of its retail shopping centers into RCLP during 1998. RCLP is now the primary entity through which Regency owns its properties and through which Regency intends to expand its ownership and operation of retail shopping centers. At December 31, 1998, Regency owned approximately 96% of the outstanding operating partnership units of RCLP. Regency, the general partner of RCLP, fully controls the operating and investing decisions and activities of RCLP, and accordingly, the following discussion of Regency's business also includes the business of RCLP.

Operating and Investment Philosophy

Regency's key operating and investment objective is to create long-term shareholder value by:

     o growing its high quality real estate portfolio of grocery-anchored neighborhood shopping centers in attractive infill markets,

     o maximizing the value of the portfolio through its "Retail Operating System," developed in conjunction with Security Capital Holdings, S.A. ("SC-USREALTY"), which incorporates research based investment strategies, value-added leasing and management systems, and customer-driven development programs, and

     o using conservative financial management and Regency's substantial capital base to access the most cost effective capital to fund Regency's growth.

Management believes that the key to achieving its objective is its single focus on, and growing critical mass of, quality grocery-anchored neighborhood shopping centers. In the opinion of management, Regency's premier platform of shopping centers in targeted markets, its proprietary research capabilities, its value enhancing Retail Operating System, its cohesive and experienced management team and its access to competitively priced capital enable it to maintain a competitive advantage over other operators.

Regency believes that ownership of the approximately 30,000 shopping centers throughout the United States is highly fragmented, with less than 10% owned by REITs, and that many centers are held by unsophisticated and undercapitalized owners. Regency has identified approximately 1,000 centers in its target markets as potential acquisition opportunities, of which less than 10% are owned by REITs. As a result, Regency believes that an opportunity exists for it to be a consolidating force in the industry. In addition, Regency believes that through proprietary demographic research and targeting, its portfolio and tenant mix can be customized for and marketed to national and regional retailers, thereby producing greater sales and a value-added shopping environment for both retailer and shopper.

Regency's shopping center properties feature some of the most attractive characteristics in the industry:

     o        an average age of 8 years,

     o        an average remaining grocery-anchor lease term of 14 years, and

     o an average grocery-anchor size of 49,000 square feet (43% of the square footage of the grocery-anchored centers on average).

Grocery-Anchored Infill Strategy

Regency focuses its investment strategy on grocery-anchored infill shopping centers. Infill locations are situated in densely populated residential communities where there are significant barriers to entry, such as zoning restrictions, growth management laws or limited availability of sites for development or expansions. Regency is focused on building a platform of grocery-anchored neighborhood shopping centers because grocery stores provide convenience shopping for daily necessities, generate foot traffic for adjacent "side shop" tenants and should be better able to withstand adverse economic conditions. By developing close relationships with the leading supermarket chains, Regency believes it can attract the best "side shop" merchants and enhance revenue potential.

Research Driven Market Selection

Regency has identified 21 markets in the eastern half of the United States as target markets. These markets were selected because, in general, they offer greater growth in population, household income and employment than the national averages. In addition, Regency believes that it can achieve "critical mass" in these markets (defined as owning or managing 4 to 5 shopping centers) and that it can generate sustainable competitive advantages, through long-term leases to the predominant grocery-anchor and other barriers to entry from competition. Within these markets, Regency's research staff further defines and selects submarkets and trade areas based on additional analysis of the above data. Regency then identifies target properties and their owners (including development opportunities) within these submarkets and trade areas based on 3-mile radius demographic data and ranks potential properties for purchase. The properties currently owned by Regency are in submarkets with an average 3-mile population of 69,000, average household income of $62,000 and projected 5-year population growth of 12%.

Retail Operating System

Regency's Retail Operating System drives its value-added operating strategy. Its Retail Operating System is characterized by:

     o        proactive leasing and management;

     o        value enhancing remerchandising initiatives;

     o        Regency's "preferred customer initiative"; and

     o        a customer-driven development and redevelopment program.

a)       Proactive leasing and management

Regency's integrated approach to property management strengthens its leasing and management efforts. Property managers are an integral component of the acquisition and integration teams. Thorough, candid tenant interviews by property managers during acquisition due diligence allow Regency to quickly assess both problem areas as well as opportunities for revenue enhancement prior to closing. Property managers are responsible not only for the general operations of their centers, but also for coordinating leasing efforts, thereby aligning their interests with Regency's. In addition, Regency's information systems allow managers to spot future lease expirations and to proactively market and remerchandise spaces several years in advance of such expirations.

b)       Value enhancing remerchandising initiatives

Regency believes that certain shopping centers under serve their customers, reducing foot traffic and negatively affecting the tenants located in the shopping center. In response, Regency is initiating a remerchandising program directed at obtaining the optimum mix of tenants offering goods, personal services and entertainment and dining options in each of its shopping centers. By re-tenanting shopping centers with tenants that more effectively service the community, Regency expects to increase sales, and therefore the value of its shopping centers.

c)       Preferred customer initiative

Regency has established a preferred customer initiative with dedicated personnel whose goal is to establish new or strengthen existing strategic relationships with successful retailers at the national, regional and local levels. Regency achieves this goal by establishing corporate relationships, negotiating standard lease forms and working with the preferred customers to match expansion plans with future availability in Regency's shopping centers. Regency monitors retail trends and the operating performance of these preferred customers. Management expects the benefits of the preferred customer initiative to improve the merchandising and performance of the shopping centers, establish brand recognition among leading operators, reduce turnover of tenants and reduce vacancies. Regency currently has identified and is developing relationships with 45 preferred customers, including Radio Shack, GNC, Hallmark Cards, Mailboxes, Etc. and Starbucks Coffee, and continues to target additional tenants with which to establish preferred customer relationships.

d)       Customer-driven development and redevelopment program

Regency conducts its development and redevelopment program in close cooperation with its major customers, including Kroger, Publix and Eckerd. Regency uses its development capabilities to service its customer's growth needs by building or re-developing modern properties with state of the art supermarket formats that generate higher returns for Regency under new long-term leases. In 1998, Regency began development on 21 retail projects, including new developments, redevelopments and build-to-suits and upon completion, Regency will have invested $152 million in these projects. During 1997, Regency began development on 16 retail projects, including new developments, redevelopments and build-to-suits and upon completion, Regency will have invested $87 million in these projects. Regency manages its development risk by obtaining signed anchor leases prior to beginning construction.

Acquisition Track Record

Regency has grown its asset base significantly through acquisitions over the last several years, acquiring properties totaling $384.3 million in 1998, $395.7 million in 1997 and $107.1 million in 1996. Through these acquisitions, Regency has diversified geographically from its predominantly Florida-based portfolio and established a presence in many of its target markets. Upon identifying an acquisition target, Regency utilizes expertise from all of its functional areas, including acquisitions, due diligence and property management, to determine the appropriate purchase price and to develop a business plan for the center and design an integration plan for the management of the center. Regency believes that its established acquisition and integration procedures produce higher returns on its portfolio, reduce risk and position Regency to capitalize on consolidation in the shopping center industry.

Capital Strategy

Regency intends to maintain a conservative capital structure designed to enhance access to capital on favorable terms, to allow growth through development and acquisition and to promote future earnings growth, however, neither Regency Realty Corporation's nor Regency Centers, L.P.'s organizational documents limit the amount of debt that may be incurred. Limitations have been established within the covenants of certain loan agreements related to the Partnership's line of credit and medium term notes.

As of December 31, 1998, Regency had secured and unsecured debt of $309.2 million and $238.9 million, respectively. Substantially all of Regency's debt is cross-defaulted, but not cross-collateralized. Pursuant to Regency's $300 million unsecured line of credit (increased to $635 million with the merger of Pacific Retail Trust), Regency is required to comply, and is complying with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include (1) maintenance of minimum net worth, (2) ratio of total liabilities to gross asset value, (3) ratio of secured indebtedness to gross asset value, (4) ratio of EBITDA to interest expense, (5) ratio of EBITDA to debt service and reserve for replacements, and (6) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. In addition, Regency may not enter into a negative pledge agreement with another lender and may not incur other floating rate debt in excess of 25% of gross asset value without interest rate protection. The line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

Since Regency's initial public offering in 1993, Regency has financed its growth in part through a series of public and private offerings of Regency equity and RCLP units totaling, as of December 31, 1998, approximately $677 million, including the utilization by RCLP of its units as consideration for acquisitions. RCLP units (with the exception of Series A preferred units) issued and owned by limited partners are convertible into Regency common stock on a one for one basis, and receive quarterly distributions equal to the dividends paid on each Regency common share.

Risk Factors Relating to Ownership of Regency Common Stock

The Company is subject to certain business risks arising in connection with owning real estate which include, among others:

     o the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants could reduce cash flow,

     o the possibility that such tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

     o vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

     o poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where the Company owns shopping centers,

     o        the Company's rapid growth could place strains on its resources,

     o risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates,

     o        unsuccessful development activities could reduce cash flow,

     o the Company's inability to satisfy its cash requirements for operations and the possibility that the Company may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT,

     o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

     o        the risk of uninsured losses, and

     o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner or manager of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. Regency has approximately 31 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state.

Competition

The Company believes the ownership of shopping centers is highly fragmented, with less than 10% owned by REITs. Regency faces competition from other REITs in the acquisition, ownership and leasing of shopping centers as well as from numerous small owners. Regency competes for the development of shopping centers with other REITs engaged in development activities as well as with local, regional and national real estate developers. Regency develops properties by applying its proprietary research methods to identify development and leasing opportunities and by pre-leasing an average of 85% of a center before beginning construction. Regency competes for the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. Regency seeks to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets and leasing non-anchor space in multiple centers to national or regional tenants. There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that Regency targets or that such entities will successfully control these markets and tenants to the exclusion of Regency.

Changes in Policies

The Company's Board of Directors determines policies with respect to certain activities, including its debt capitalization, growth, distributions, REIT status, and investment and operating strategies. The Board of Directors has no present intention to amend or revise these policies. However, the Board of Directors may do so at any time without a vote of the Company's stockholders.

Employees

The Company's headquarters are located in Jacksonville, Florida. The Company presently maintains offices in which it conducts management and leasing activities located in Florida, Georgia, North Carolina, Ohio, and Missouri. As of December 31, 1998, the Company had approximately 240 employees and believes that relations with its employees are good.

Item 2. Properties

         The Company's properties summarized by state including their gross leasable areas (GLA) follows:


     Location                          December 31, 1998                              December 31, 1997
     --------                          -----------------                              -----------------
                          # Properties         GLA        % Leased            # Properties        GLA         % Leased
                          ------------         ---        --------            ------------        ---         --------
     Florida                        46      5,728,347         91.4%                     45     5,267,894         91.5%
     Georgia                        27      2,737,590         93.1%                     25     2,539,507         92.4%
     Ohio                           13      1,786,521         93.4%                      2       629,920         89.1%
     North Carolina                 12      1,239,783         98.3%                      6       554,332         99.0%
     Alabama                         5        516,060         99.0%                      5       516,080         99.9%
     Texas                           5        479,900         84.7%                      -             -             -
     Colorado                        5        447,569         89.4%                      -             -             -
     Tennessee                       4        295,179         96.8%                      3       208,386         98.5%
     Virginia                        2        197,324         97.7%                      -             -             -
     Mississippi                     2        185,061         97.6%                      2       185,061         96.9%
     Michigan                        2        177,929         81.5%                      -             -             -
     South Carolina                  2        162,056        100.0%                      1        79,743         84.3%
     Delaware                        1        232,752         94.8%                      -             -             -
     Kentucky                        1        205,060         95.6%                      -             -             -
     Illinois                        1        178,600         86.9%                      -             -             -
     Missouri                        1         82,498         99.8%                      -             -             -
                         -------------     ----------       -------           ------------     ---------        ------
         Total                     129     14,652,229         92.9%                     89     9,980,923         92.8%
                         =============     ==========       =======           ============     =========        ======



The following table summarizes the largest tenants occupying the Company's shopping centers based upon a percentage of total annualized base rent exceeding
 .5% at December 31, 1998:

                              Summary of Principal Tenants > .5% of Annualized Base Rent
                                       (including Properties Under Development)

                                               % to Company                     % of Annualized        # of
             Tenant                  SF          Owned GLA          Rent           Base Rent          Stores
             ------                  --        ------------         ----        ---------------       ------

          Kroger                  2,180,363         14.9%         $18,496,049         13.8%             36
          Publix                  1,439,762          9.8%           9,254,154          6.9%             33
          Winn Dixie                748,329          5.1%           5,131,795          3.8%             16
          Blockbuster               214,818          1.5%           3,163,928          2.4%             35
          K-Mart                    507,645          3.5%           2,615,359          2.0%              6
          Harris Teeter             187,363          1.3%           2,261,650          1.7%              4
          Walgreens                 206,795          1.4%           2,070,754          1.5%             15
          Wal-Mart                  486,168          3.3%           1,993,728          1.5%              6
          Eckerd                    218,305          1.5%           1,670,155          1.2%             22
          A & P                     116,666          0.8%             866,593          0.6%              3
          CVS Drugs                 103,206          0.7%             818,721          0.6%             11
          Albertsons                 55,377          0.4%             630,772          0.5%              1
          Delchamps                  82,845          0.6%             613,122          0.5%              2


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

                                                        Future
                                       Percent of       Minimum       Percent of
           Lease                         Total           Rent           Total
         Expiration       Expiring      Company         Expiring        Minimum
           Year             GLA           GLA            Leases         Rent (2)
           ----             ---           ---            ------         --------

           (1)              88,448        0.7%           $941,247         0.8%
           1999             933,156       7.5%        $10,973,054         9.0%
           2000             892,964       7.2%        $10,484,173         8.6%
           2001           1,163,072       9.3%        $13,710,368        11.3%
           2002           1,212,519       9.7%        $13,155,318        10.8%
           2003             992,177       8.0%        $10,360,431         8.5%
           2004             492,469       4.0%         $4,018,968         3.3%
           2005             254,877       2.0%         $2,644,771         2.2%
           2006             598,066       4.8%         $4,993,560         4.1%
           2007             435,154       3.5%         $3,853,728         3.2%
           2008             759,825       5.9%         $5,311,987         4.3%
                        --------------------------------------------------------
       10 Yr Total        7,822,727      60.7%         80,447,605        65.5%
                        --------------------------------------------------------

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

                                                               Gross
                                              Year            Leasable
                                 Year         Con-              Area          Percent            Grocery
Property Name                  Acquired    structed (1)         (GLA)        Leased (2)          Anchor
-------------------------------------------------------------------------------------------------------------

FLORIDA

Jacksonville /
North Florida
Anastasia                        1993         1988            102,342          95.1%             Publix
Bolton Plaza                     1994         1988            172,938         100.0%               --
Carriage Gate                    1994         1978             76,833         100.0%               --
Courtyard (3)                    1993         1987             67,794          45.8%          Albertsons(4)
Ensley Square (5)                1997         1977             62,361         100.0%            Delchamps
Fleming Island                   1998         1994             80,205          98.9%             Publix
Highlands Square (6)             1998         1999            226,682          87.1%      Publix/Winn-Dixie
Millhopper (3)                   1993         1974             84,064          97.0%             Publix
Newberry Square                  1994         1986            180,524          98.0%             Publix
Old St. Augustine Plaza          1996         1990            170,220          98.2%             Publix
Palm Harbour                     1996         1991            171,891          94.6%             Publix
Pine Tree Plaza (6)              1997         1999             60,752          94.1%             Publix
Regency Court                    1997         1992            218,665          78.3%               --

South Monroe                     1996         1998             80,187          97.0%           Winn-Dixie

Tampa / Orlando
Beneva                           1998         1987            141,532          97.1%             Publix
Bloomingdale Square              1998         1987            267,935          99.0%             Publix
Mainstreet Square                1997         1988            107,159          90.5%           Winn-Dixie
Mariner's Village                1997         1986            117,665          94.4%           Winn-Dixie
Market Place - St. Petersburg    1995         1983             90,296         100.0%             Publix
Peachland Promenade              1995         1991             82,082          96.5%             Publix
Regency Square                   1993         1986            341,446          87.3%               --
   at Brandon (3)
Seven Springs                    1994         1986            162,580          93.1%           Winn-Dixie
Terrace Walk (3)                 1993         1990             50,926          40.4%               --
Town Square                      1997         1986             42,969          40.2%               --
University Collections           1996         1984            106,627          96.8%         Kash N Karry(4)
Village Center-Tampa             1995         1993            181,110          95.5%             Publix

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza              1997         1993            130,724          91.0%           Winn-Dixie
Chasewood Plaza (3)              1993         1986            141,034          87.5%             Publix
Chasewood Storage (3)            1993         1986             42,810          99.9%               --
East Port Plaza                  1997         1991            235,842          94.9%             Publix
Martin Downs Village Center(3)   1993         1985            121,956          90.9%               --
Martin Downs                     1993         1998             49,773          94.0%               --
   Village Shop (3)(6)
Ocean Breeze (3)                 1993         1985            111,551          83.9%             Publix
Ocean East (5)                   1996         1997            112,894          60.5%          Stuart Foods
Tequesta Shoppes                 1996         1986            109,766          92.9%             Publix
Town Center at Martin Downs      1996         1996             64,546          93.5%             Publix
Wellington Market Place          1995         1990            178,155          94.1%           Winn-Dixie
Wellington Town Square           1996         1982            105,150          98.2%             Publix

Miami / Ft. Lauderdale
Aventura (3)                     1994         1974            102,876          96.4%             Publix
Berkshire Commons                1994         1992            106,534          99.8%             Publix
Garden Square                    1997         1991             90,258          97.1%             Publix
North Miami (3)                  1993         1988             42,500         100.0%             Publix
Palm Trails Plaza                1997         1998             76,067          95.9%           Winn-Dixie
Shoppes @ 104                    1998         1990            108,189          95.4%           Winn Dixie
Tamiami Trail                    1997         1987            110,867         100.0%             Publix
University Market Place          1993         1990            129,121          73.3%          Albertsons(4)
Welleby                          1996         1982            109,949          93.5%             Publix
                                                       ------------------------------

Subtotal/Weighted
Average(Florida)                                            5,728,347          91.4%
                                                       ------------------------------




GEORGIA

Atlanta
Ashford Place                    1997         1993             53,345         100.0%               --
Braelin Village (5)              1997         1991            226,522          98.8%             Kroger

Briarcliff LaVista               1997         1962             39,201         100.0%               --
Briarcliff Village (6)           1997         1990            192,660          89.0%             Publix
Buckhead Court                   1997         1984             55,227          93.9%               --

Cambridge Square                 1996         1979             68,725          77.8%               --
Cromwell Square                  1997         1990             81,826          81.7%               --

Cumming 400                      1997         1994            126,899          94.8%             Publix
Delk Spectrum (3)(5)             1998         1991            100,880         100.0%               A&P
Dunwoody Hall                    1997         1986             82,525          97.6%               A&P
Dunwoody Village (5)             1997         1975            114,657          94.1%             Ingles
Loehmann's Plaza                 1997         1986            137,635          90.8%               --
Lovejoy Station                  1997         1995             77,336          98.3%             Publix
Memorial Bend                    1997         1995            182,778          93.9%             Publix
Orchard Square                   1995         1987             85,940          94.6%               A&P
Paces Ferry Plaza                1997         1987             61,693          91.4%               --

Powers Ferry Square              1997         1987             97,809          96.1%             Harry's
Powers Ferry Village             1997         1994             78,995         100.0%             Publix
Rivermont Station                1997         1996             90,267         100.0%          Harris Teeter
Roswell Village (6)              1997         1997            143,980          97.2%             Publix
Russell Ridge                    1994         1995             98,556          96.6%             Kroger
Sandy Plains Village             1996         1992            175,034          94.4%             Kroger
Sandy Springs  Village           1997         1997             48,245          11.2%               --
Trowbridge Crossing (5)          1997         1997             62,558          86.8%             Publix

Other Markets
Evans Crossing                   1998         1993             83,680         100.0%             Kroger
LaGrangeMarketplace(3)           1993         1989             76,327          95.5%           Winn-Dixie
Parkway Station (5)              1996         1983             94,290          94.5%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Georgia)                                            2,737,590          93.1%
                                                       ------------------------------


OHIO

Cincinnati
Beckett Commons                  1998         1995             80,434         100.0%             Kroger
Cherry Grove                     1998         1997            186,040          93.5%             Kroger

Hamilton Meadows                 1998         1989            126,251          97.8%            Kroger(4)
Hyde Park Plaza (5)              1997         1995            374,743          97.4%        Kroger/Winn-Dixie

Shoppes at Mason                 1998         1997             80,880          95.1%             Kroger
Silverlake                       1998         1988            100,245          91.0%             Kroger
Westchester Plaza                1998         1988             88,181         100.0%             Kroger

Columbus
East Pointe                      1998         1993             86,520         100.0%             Kroger
Kingsdale (3)(6)                 1997         1999            259,011          73.0%            Big Bear

North Gate/(Maxtown)             1998         1996             85,100          95.9%             Kroger
Park Place                       1998         1988            106,832          96.2%            Big Bear
Windmiller Plaza                 1998         1997            119,192          97.1%             Kroger
Worthington                      1998         1991             93,092         100.0%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Ohio)                                               1,786,521          93.4%
                                                       ------------------------------



NORTH CAROLINA

Asheville
Oakley Plaza                     1997         1988            118,727          98.7%              Bi-Lo


Charlotte
Carmel Commons                   1997         1979            132,648          95.3%          Fresh Market
City View                        1996         1993             77,550         100.0%           Winn-Dixie
Union Square                     1996         1989             97,191         100.0%          Harris Teeter


Raleigh / Durham
Bent Tree Plaza                  1998         1994             79,503         100.0%             Kroger
Garner Town Square               1998         1998            221,450         100.0%             Kroger

Glenwood Village                 1997         1983             42,864         100.0%          Harris Teeter
Lake Pine Plaza                  1998         1997             87,690          97.6%             Kroger
Maynard Crossing                 1998         1997            122,813         100.0%             Kroger
Southpoint Crossing (7)          1998         1998            101,404          89.4%             Kroger
Woodcroft                        1996         1984             85,353         100.0%            Food Lion

Winston-Salem
Kernersville Marketplace         1998         1997             72,590         100.0%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(North Carolina)                                     1,239,783          98.3%
-------------------------------------------------------------------------------------------------------------


ALABAMA

Birmingham
Villages of Trussville (3)       1993         1987             69,280          97.7%             Bruno's
West County Marketplace (3)      1993         1987            129,155         100.0%         Food World (4)

Montgomery
Country Club (3)                 1993         1991             67,622          96.3%           Winn-Dixie

Other Markets
Bonner's Point (3)               1993         1985             87,280          98.6%           Winn-Dixie
Marketplace -                    1993         1987            162,723         100.0%           Winn-Dixie
   Alexander City (3)
                                                       ------------------------------

Subtotal/Weighted
Average(Alabama)                                              516,060          99.0%
                                                       ------------------------------


COLORADO

Colorado Springs
Cheyenne Meadows (5)             1998         1998             89,085          97.6%          King Soopers
Jackson Creek  (6)(7)            1998         1999             85,259          89.4%             Kroger
Woodman Plaza (6)(7)             1998         1998            103,313          70.4%          King Soopers

Denver
Lloyd King Center (5)            1998         1998             83,286          98.4%          King Soopers
Stroh Ranch (6)(7)               1998         1998             86,626          95.2%          King Soopers
                                                       ------------------------------

Subtotal/Weighted
Average(Colorado)                                             447,569          89.4%
                                                       ------------------------------



TEXAS

Dallas
Bethany Lake (5)(6)              1998         1998             91,674          68.3%             Kroger
Creekside (5)                    1998         1998             96,816          94.2%             Kroger
Preston Brook - Frisco (5)(6)    1998         1998             91,373          77.8%             Kroger
Shiloh Springs (7)               1998         1998             81,865          94.0%             Kroger
Village Center - Southlake (5)   1998         1998            118,172          88.6%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Texas)                                                479,900          84.7%
                                                       ------------------------------


TENNESSEE

Nashville
Harpeth Village (5)              1997         1998             70,091         100.0%           Albertsons
Marketplace -                    1997         1997             23,500         100.0%               --
   Murphreesburo (5)
Nashboro Village (7)             1998         1998             86,793          89.1%             Kroger
Peartree Village                 1997         1997            114,795         100.0%          Harris Teeter
                                                       ------------------------------

Subtotal/Weighted
Average(Tennessee)                                            295,179          96.8%
                                                       ------------------------------


VIRGINIA
Brookville Plaza                 1998         1991             63,664          97.6%             Kroger
Statler Square                   1998         1996            133,660          97.7%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Virginia)                                             197,324          97.7%
                                                       ------------------------------


MISSISSIPPI
Columbia Marketplace(3)          1993         1988            136,002          98.7%           Winn-Dixie
Lucedale Marketplace(3)          1993         1989             49,059          94.7%            Delchamps
                                                       ------------------------------

Subtotal/Weighted
Average(Mississippi)                                          185,061          97.6%
                                                       ------------------------------


MICHIGAN
Lakeshore                        1998         1996             85,478          99.0%             Kroger
Waterford                        1998         1998             92,451          65.3%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Michigan)                                             177,929          81.5%
                                                       ------------------------------


SOUTH CAROLINA
Merchants Village                1997         1997             79,723         100.0%             Publix
Queensborough (5)                1998         1993             82,333         100.0%             Publix
                                                       ------------------------------

Subtotal/Weighted
Average(South Carolina)                                       162,056         100.0%
                                                       -----------------------------



DELAWARE
Pike Creek                       1998         1981            232,752          94.8%              Acme


KENTUCKY
Franklin Square                  1998         1988            205,060          95.6%             Kroger


ILLINOIS
Hinsdale Lake Commons            1998         1986            178,600          86.9%            Dominick's


MISSOURI
St. Ann Square                   1998         1986             82,498          99.8%            National
                                                       ------------------------------


Total Weighted Average                                     14,652,229          92.9%
                                                       ==============================


                                      Drug Store &                                       Other
Property Name                        Other Anchors                                      Tenants
----------------------------------------------------------------------------------------------------------------------

FLORIDA

Jacksonville /
North Florida

Anastasia                                    --                        Hallmark, Schmagel's Bagels, Mailboxes
Bolton Plaza                              Wal-Mart                     Radio Shack, Payless Shoes, Mailboxes
Carriage Gate                              TJ Maxx                     Brueggers Bagels, Bedfellows, Alterations
Courtyard (3)                                --                        Olan Mills, Heavenly Ham, Beauty Warehouse
Ensley Square (5)                            --                        Radio Shack, Hallmark, Amsouth Bank
Fleming Island                               --                        Mail Boxes, Etc., Radio Shack, GNC
Highlands Square (6)             Eckerd, Consolidated Stores           Hair Cuttery, Rent Way, Precision Printing
Millhopper (3)                             Eckerd                      Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                             Kmart                      H & R Block, Cato Fashions, Olan Mills
Old St. Augustine Plaza               Eckerd, Waccamaw                 Mail Boxes, Etc., Hallmark, Hair Cuttery
Palm Harbour                           Eckerd, Bealls                  Mail Boxes, Etc., Hallmark, Meale Norman
Pine Tree Plaza (6)                          --                        Great Clips, CiCi's Pizza, Soupersalad
Regency Court                       CompUSA, Office Depot              H & R Block, Mail Boxes Etc.
                                      Sports Authority                 Loop Restaurant
South Monroe                               Eckerd                      Rent-A-Center, H & R Block

Tampa / Orlando
Beneva                                   Walgreen's                    Stride Rite, GNC, Subway
Bloomingdale Square               Eckerd, Wal-Mart, Beall's            Radio Shack, H&R Block, Hallmark
Mainstreet Square                        Walgreen's                    Rent-A-Center, Discount Auto Parts, Norwest
Mariner's Village                        Walgreen's                    Supercuts. Pak Mail, Allstate Insurance
Market Place - St. Petersburg              Eckerd                      Mail Boxes, Etc., Republic, Weight Watchers
Peachland Promenade                     Ace Hardware                   State Farm, Subway, GNC
Regency Square                          TJ Maxx, AMC,                  Pak Mail, Lens Crafter
   at Brandon (3)                    Staples, Marshalls                Famous Footware
Seven Springs                               Kmart                      State Farm, Subway, H & R Block
Terrace Walk (3)                             --                        Olan Mills, Norwest, Cellular Mart
Town Square                                  --                        Baskin Robbins, Coldwell Banker, Hallmark
University Collections                     Eckerd                      Hallmark, Pak Mail, Dockside Imports
Village Center-Tampa               Walgreen's, Stein Mart              Hallmark, Pak Mail, Mens Warehouse

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                      Walgreen's                    Radio Shack, Baskin Robbins, Dunkin Donuts
Chasewood Plaza (3)                      Walgreen's                    Hallmark, GNC, Supercuts
Chasewood Storage (3)                        --
East Port Plaza                    Walgreen's, Kmart, Sears            H & R Block, Pak Mail, Subway
Martin Downs Village Center(3)          Coastal Care                   Burger King, Hallmark, Barnett Bank
Martin Downs                             Walgreen's                    Mailbox Plus, Allstate, Optical Outlet
   Village Shop (3)(6)
Ocean Breeze (3)                   Walgreen's, Coastal Care            Mail Boxes, Barnett Bank, World Travel
Ocean East (5)                          Coastal Care                   Mail Boxes, Nations Bank, Ocean Cleaners
Tequesta Shoppes                         Walgreen's                    Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Downs                  --                        Mail Boxes, Health Exchange, Champs Hair
Wellington Market Place            Walgreen's, United Artists          Pak Mail, Subway, Papa John's
Wellington Town Square                     Eckerd                      Mail Boxes, Hallmark, Coldwell Banker

Miami / Ft. Lauderdale
Aventura (3)                           Eckerd, Humana                  Pak Mail, Bank United, City of Aventura
Berkshire Commons                        Walgreen's                    H & R Block, Century 21, Postal Station
Garden Square                              Eckerd                      Subway, GNC, Hair Cuttery
North Miami (3)                            Eckerd
Palm Trails Plaza                            --                        Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                             Rite Aid                     Mail Boxes Etc., GNC, Pet Superstore
Tamiami Trail                              Eckerd                      Mail Boxes, Etc., Radio Shack, Pizza Hut
University Market Place                      --                        H & R Block, Mail Boxes Etc., Olan Mills
Welleby                                  Walgreen's                    H & R Block, Mail Boxes Plus, Pizza Hut


Subtotal/Weighted
Average(Florida)




GEORGIA

Atlanta
Ashford Place                          Pier 1 Imports                  Baskin Robbin, Mail Boxes Merle Norman
Braelin Village (5)                         Kmart                      Baskin Robbins, Mail Boxes Etc.,
                                                                       Manhattan Bagel
Briarcliff LaVista                      Drug Emporium                  Supercuts, Trust Company Bank
Briarcliff Village (6)             Eckerd, TJ Maxx, Office Depot       Subway, Hair Cuttery, Famous Footware
Buckhead Court                               --                        Hallmark, Bellsouth Mobility
                                                                       Outback Steakhouse
Cambridge Square                             --                        Papa John's, AAA Mail & Pkg., Wachovia
Cromwell Square                           CVS Drug                     First Union, Bellsouth Mobility
                                     Haverty's Furniture               Hancock Fabrics
Cumming 400                               Big Lots                     Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum (3)(5)                         --                        Mail Boxes, Etc., GNC, Wolf Camera
Dunwoody Hall                              Eckerd                      Texaco, Blimpie, Nations Bank
Dunwoody Village (5)                         --                        Federal Express, Jiffy Lube, Hallmark
Loehmann's Plaza                     Eckerd, Loehmann's                Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                              --                        State Farm, Pizza Hut, Supercuts
Memorial Bend                              TJ Maxx                     Pizza Hut, GNC, H & R Block
Orchard Square                            CVS Drug                     Mail Boxes Unlimited, State Farm, Remax
Paces Ferry Plaza                            --                        Chapter 11 Bookstore, Banksouth
                                                                       Sherwin Williams
Powers Ferry Square                    Drugs for Less                  Domino's Pizza, Dunkin Donuts, Supercuts
Powers Ferry Village                      CVS Drug                     Mail Boxes, Etc., Southtrust Bank, Blimpies
Rivermont Station                         CVS Drug                     Pak Mail, GNC, Wolf Camera
Roswell Village (6)                 Eckerd, Ace Hardware               Hallmark, Pizza Hut, Scholtzyky's
Russell Ridge                                --                        Pizza Hut, Pak Mail, Hallmark
Sandy Plains Village                    Ace Hardware                   H & R Block, Mail Boxes Etc., Subway
Sandy Springs  Village                       --                        Air Touch
Trowbridge Crossing (5)                      --                        Domino's, Postal Services, Hair Cuttery

Other Markets
Evans Crossing                               --                        Subway, Hair Cuttery, Dollar Tree
LaGrangeMarketplace(3)                     Eckerd                      Lee's Nails, It's Fashions, One Price Clothing
Parkway Station (5)                          --                        H & R Block, Pizza Hut, Olan Mills


Subtotal/Weighted
Average(Georgia)



OHIO

Cincinnati
Beckett Commons                              --                        Mail Boxes, Etc., Subway, Taco Bell
Cherry Grove                          CVS Drug, TJ Maxx                GNC, Hallmark, Sally Beauty Supply
                                       Hancock Fabrics
Hamilton Meadows                            Kmart                      Radio Shack, H&R Block, GNC
Hyde Park Plaza (5)                 Walgreen's, Micheals               Radio Shack, H&R Block, Hallmark
                                  Barnes & Noble, Old Navy
Shoppes at Mason                             --                        Pizza Hut, GNC, Great Clips
Silverlake                                   --                        Radio Shack, H&R Block, Great Clips
Westchester Plaza                            --                        Pizza Hut, Subway, GNC

Columbus
East Pointe                                  --                        Mail Boxes, Etc., Hallmark, Liberty Mutual
Kingsdale (3)(6)                     Stein Mart, Limited               Hallmark, Sherwin Williams
                                        S&K Menswear                   Famous Footware
North Gate/(Maxtown)                         --                        Domino's Pizza, GNC, Great Clips
Park Place                                   --                        Mail Boxes, Etc., Domino's, Subway
Windmiller Plaza                       Sears Hardware                  Radio Shack, Sears Optical, Great Clips
Worthington                               CVS Drug                     Little Caesar's, Hallmark, Radio Shack


Subtotal/Weighted
Average(Ohio)




NORTH CAROLINA

Asheville
Oakley Plaza                       CVS Drug, Western Auto              Little Caesar's, Subway
                                       Baby Superstore                 Life Uniform

Charlotte
Carmel Commons                       Eckerd, Piece Goods               Little Caesar's, Radio Shack, Blimpies
City View                          VS Drug, Public Library             Little Caesar's, Bellsouth, Willie's
Union Square                              CVS Drug                     Mail Boxes, Etc., Subway, TCBY
                                    Consolidated Theatres

Raleigh / Durham
Bent Tree Plaza                                                        Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                United Artists, Office Max           Sears Optical, Friedman's Jewelers
                                          Petsmart                     H & R Block
Glenwood Village                             --                        Domino's Pizza, Threadbenders II
Lake Pine Plaza                              --                        H & R Block, GNC, Great Clips
Maynard Crossing                             --                        Mail Boxes, Etc., GNC, Hallmark
Southpoint Crossing (7)                      --                        Wolf Camera, GNC, Manhattan Bagel
Woodcroft                            Eckerd, True Value                Domino's Pizza, Subway, Allstate

Winston-Salem
Kernersville Marketplace                     --                        Mail Boxes, Little Caesar's, Great Clips


Subtotal/Weighted
Average(North Carolina)

ALABAMA

Birmingham
Villages of Trussville (3)                CVS Drug                     Head Start, Cellular One, Mattress Max
West County Marketplace (3)            Harco, Wal-Mart                 Domino's Pizza, GNC, Cato Plus

Montgomery
Country Club (3)                          Rite Aid                     Radio Shack, Subway, Beltone

Other Markets
Bonner's Point (3)                        Wal-Mart                     Subway, Domino's Pizza, It's Fashion
Marketplace -                             Wal-Mart                     Domino's Pizza, Subway, Hallmark
   Alexander City (3)


Subtotal/Weighted
Average(Alabama)



COLORADO

Colorado Springs
Cheyenne Meadows (5)                         --                        Hallmark, Nail Center, Cost Cutters
Jackson Creek  (6)(7)                        --                        Cost Cutters, Polo Cleaners
Woodman Plaza (6)(7)                         --                        Cost Cutters

Denver
Lloyd King Center (5)                        --                        GNC, Cost Cutters, Hollywood Video
Stroh Ranch (6)(7)                           --                        Cost Cutters, Post Net, Dry Clean Station


Subtotal/Weighted
Average(Colorado)




TEXAS

Dallas
Bethany Lake (5)(6)                          --                        Boss Cleaners, Mr. Parcel, Fantastic Sams
Creekside (5)                                --                        Hollywood Video, CICI's,Fantastic Sams
Preston Brook - Frisco (5)(6)                --                        Coldwell Banker
Shiloh Springs (7)                           --                        GNC, Great Clips, Cardsmart
Village Center - Southlake (5)               --                        Radio Shack, Papa Johns, Smoothie King


Subtotal/Weighted
Average(Texas)



TENNESSEE

Nashville
Harpeth Village (5)                          --                        Mail Boxes, Etc., Heritage Cleaners, Cat's
Marketplace -                            Office Max                    Shoe Carnival
   Murphreesburo (5)
Nashboro Village (7)                         --                        Hallmark, Fantastic Sams, Cellular
Peartree Village                     Eckerd, Office Max                Hollywood Video, AAA Auto, Royal Thai


Subtotal/Weighted
Average(Tennessee)



VIRGINIA
Brookville Plaza                             --                        H&R Block, House of Frames, Jenny Craig
Statler Square                       CVS Drugs, Staples                Hallmark, H & R Block, Hair Cuttery


Subtotal/Weighted
Average(Virginia)



MISSISSIPPI
Columbia Marketplace(3)                   Wal-Mart                     GNC, Radio Shack, Cato
Lucedale Marketplace(3)                  Wal-Mart(4)                   Subway, First Family Financial, Byrd's Cleaners


Subtotal/Weighted
Average(Mississippi)



MICHIGAN
Lakeshore                                 Rite Aid                     Hallmark, Subway, Baskin Robins
Waterford                                    --


Subtotal/Weighted
Average(Michigan)



SOUTH CAROLINA
Merchants Village                            --                        Mail Boxes, Hollywood Video, Hallmark
Queensborough (5)                            --                        Mail Boxes, Etc., Supercuts, Pizza Hut


Subtotal/Weighted
Average(South Carolina)


DELAWARE
Pike Creek                             Eckerd, K-mart                  Radio Shack, H & R Block, TCBY


KENTUCKY
Franklin Square                      Rite Aid, JC Penney               Mail Boxes, Baskin Robbins, Kay Jewelers


ILLINOIS
Hinsdale Lake Commons                   Ace Hardware                   Hallmark, McDonalds, Fannie Mae


MISSOURI
St. Ann Square                            Vic Tanny                    Great Clips, US Navy, US Marines


Total Weighted Average




-------------------------------------------------------

(1)  Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 94.6% for Partnership shopping centers and 94.0% for Company shopping centers.
(3)  Company-owned property not owned by the the Partnership.
(4)  Tenant owns its own building.
(5)  Owned by a partnership with outside investors in which the Partnership
     (or the Company in the case of a property referred to in note (3) above) or an affiliate is the general partner.
(6)  Property under development or redevelopment.
(7) Owned by a joint venture in which the Partnership owns less than a 100% interest.



Item 3. Legal Proceedings

The Company is, from time to time, a party to legal proceedings which arise in the ordinary course of its business. The Company is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for shareholder vote during the fourth quarter of 1998.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters


The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1998 and 1997. All amounts are in thousands except per share data.

                                                   1998                                      1997
                                    -----------------------------------      -----------------------------------
                                                                Cash                                      Cash
                                      High          Low       Dividends         High          Low       Dividends
                                      Price        Price      Declared          Price        Price      Declared
                                      -----        -----      ---------         -----        -----      --------

         March 31              $      27.812        24.750          .44         28.000       25.000          .42
         June 30                      26.687        24.062          .44         28.125       24.875          .42
         September 30                 26.500        20.500          .44         28.250       24.875          .42
         December 31                  23.437        20.250          .44         28.000       24.250          .42


The following describes the registrant's sales of unregistered securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

During 1998, the Company acquired 32 shopping centers from various entities comprising the Midland Group ("Midland"). The Company's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. As part of the acquisition of Midland, the Company issued 425,982 Operating Partnership Units ("Units") of Regency Centers, L.P. to the Midland principals. Units are exchangeable into Regency common stock on a one for one basis. In addition, during 1999 and 2000, the Company may pay contingent consideration of up to an estimated $23 million, through the issuance of Units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than Units. The acquisition of Midland is discussed further in note 2, Acquisitions of Shopping Centers, of the notes to the 1998 consolidated financial statements.



On June 29, 1998, the Company through RCLP issued $80 million of 8.125%
Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to Belair Capital Fund LLC in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Company at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company.

In November 1998, the Company acquired Park Place shopping center in exchange for 79,466 Units of Regency Centers, L.P. valued at $26 per Unit plus the assumption of debt secured by Park Place.

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Company issued 721,997 additional Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Company expects to issue the remaining contingent consideration, 298,064 Units, during 1999. In connection with the Units and shares of common stock issued to Branch in March 1998, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights to purchase common stock. The acquisition of Branch is discussed further in note 2, Acquisitions of Shopping Centers, of the notes to the 1998 consolidated financial statements.

The Company intends to pay regular quarterly distributions to its common shareholders. Future distributions will be declared and paid at the discretion of the Board of Directors, and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. The Company anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a shareholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its taxable income. Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The Company currently maintains the Regency Realty Corporation Dividend Reinvestment and Stock Purchase Plan which enables its shareholders to automatically reinvest distributions as well as make voluntary cash payments towards the purchase of additional shares.

The Company declares quarterly cash dividends on the 2.5 million Class B common shares outstanding. At December 31, 1998 the Class B common was owned by a single shareholder. During 1998 a distribution of $.5378 per share was paid quarterly. The 2.5 million Class B common shares are convertible into 2,975,468 common shares, subject to certain ownership limitations.

Under the loan agreement with the lenders of the Company's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described under Item 7., Management's Discussion and Analysis. Also in the event of any monetary default, the Company will not make distributions to shareholders.

Item 6.  Selected Consolidated Financial Data
(in thousands, except per share data and number of properties)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1998, for the Company. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.


                                                           1998             1997          1996          1995          1994
                                                           ----             ----          ----          ----          ----
Operating Data:
Revenues:
  Rental revenues                                   $      130,487         88,855        43,433        31,555         25,673
  Management,  leasing and
     brokerage fees                                         11,863          8,448         3,444         2,426          2,332
  Equity in income of investments
     in real estate partnerships                               946             33            70             4             17
                                                      -------------    -----------   -----------   -----------   ------------
      Total revenues                                       143,296         97,336        46,948        33,985         28,022
                                                      -------------    -----------   -----------   -----------   ------------

Operating expenses:
  Operating, maintenance and real
     estate taxes                                           30,844         22,904        12,065         8,683          7,140
  General and administrative                                15,064          9,964         6,048         4,894          4,531
  Depreciation and amortization                             25,046         16,303         8,059         5,854          5,266
                                                      -------------    -----------   -----------   -----------   ------------
     Total operating expenses                               70,954         49,171        26,172        19,431         16,937
                                                      -------------    -----------   -----------   -----------   ------------

Interest expense, net of income                             26,829         18,667        10,811         8,969          5,701
                                                      -------------    -----------   -----------   -----------   ------------
  Income before minority interests and sale of
       real estate investments                              45,513         29,498         9,965         5,585          5,384

Gain on sale of real estate investments                     10,726            451             -             -              -
                                                      -------------    -----------   -----------   -----------   ------------

     Income before minority interests                       56,239         29,948         9,965         5,585          5,384

Minority interest of exchangeable
    operating partnership units                            (1,826)        (2,042)             -             -              -
Minority interest of limited partners                        (464)          (505)             -             -              -
Minority interest preferred unit distribution              (3,359)              -             -             -              -
                                                      -------------    -----------   -----------   -----------   ------------
     Net income                                             50,590         27,402         9,965         5,585          5,384
Preferred stock dividends                                        -              -            58           591            283
                                                                                     -----------   -----------   ------------
                                                      =============    ===========
     Net income for common stockholders             $       50,590        $27,402         9,907         4,994          5,101
                                                      =============    ===========   ===========   ===========   ============
Earnings per share:
     Basic                                          $         1.80           1.28          0.82          0.75           0.80
                                                      =============    ===========   ===========   ===========   ============

     Diluted                                        $         1.75           1.23          0.82          0.75           0.80
                                                      =============    ===========   ===========   ===========   ============

Other Data:
  Common stock outstanding including
    Class B common if converted                             28,464         26,967        13,590         9,704          6,455
  Exchangeable operating partnership units
    outstanding                                              1,361            574            29             -              -
  Company owned gross leasable area                         14,652          9,981         5,512         3,981          3,182
  Number of properties (at end of period)                      129             89            50            36             30
         Ratio of earnings to fixed                            2.1            2.3           1.8           1.5            1.7
                            charges

Balance Sheet Data:
  Real estate investments at cost                  $     1,250,332       $834,402       393,403       279,046        217,539
  Total assets                                           1,240,107        826,849       386,524       271,005        214,082
  Total debt                                               548,126        278,050       171,607       115,617        107,998
  Stockholders' equity                                     550,741        513,627       206,726       147,007        101,760



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation ("Regency" or "Company") appearing elsewhere within.

Organization
------------

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 96% of the outstanding common partnership units ("Units"). Of the 129 properties included in the Company's portfolio at December 31, 1998, 109 properties were owned either fee simple or through partnerships interests by RCLP. At December 31, 1998, the Company had an investment in real estate, at cost, of approximately $1.3 billion of which $1.1 billion or 86% was owned by RCLP.

Shopping Center Business
------------------------

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Company's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:


     Location                          December 31, 1998                              December 31, 1997
     --------                          -----------------                              -----------------
                          # Properties         GLA        % Leased            # Properties        GLA         % Leased
                          ------------         ---        --------            ------------        ---         --------
     Florida                        46      5,728,347         91.4%                     45     5,267,894         91.5%
     Georgia                        27      2,737,590         93.1%                     25     2,539,507         92.4%
     Ohio                           13      1,786,521         93.4%                      2       629,920         89.1%
     North Carolina                 12      1,239,783         98.3%                      6       554,332         99.0%
     Alabama                         5        516,060         99.0%                      5       516,080         99.9%
     Texas                           5        479,900         84.7%                      -             -             -
     Colorado                        5        447,569         89.4%                      -             -             -
     Tennessee                       4        295,179         96.8%                      3       208,386         98.5%
     Virginia                        2        197,324         97.7%                      -             -             -
     Mississippi                     2        185,061         97.6%                      2       185,061         96.9%
     Michigan                        2        177,929         81.5%                      -             -             -
     South Carolina                  2        162,056        100.0%                      1        79,743         84.3%
     Delaware                        1        232,752         94.8%                      -             -             -
     Kentucky                        1        205,060         95.6%                      -             -             -
     Illinois                        1        178,600         86.9%                      -             -             -
     Missouri                        1         82,498         99.8%                      -             -             -
                         -------------     ----------       -------           ------------     ---------        ------
         Total                     129     14,652,229         92.9%                     89     9,980,923         92.8%
                         =============     ==========       =======           ============     =========        ======


The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Company's shopping centers at December 31, 1998:

   Grocery      Number of         % of         % of Annualized     Avg Remaining
   Anchor        Stores         Total GLA          Base Rent         Lease Term
   -------      ---------       ---------      ---------------     -------------

 Kroger            36             14.9%              13.8%              19 yrs
 Publix            33              9.8%               6.9%              13 yrs
 Winn-Dixie        16              5.1%               3.8%              13 yrs
 Harris Teeter      4              1.3%               1.7%              11 yrs


Acquisition and Development of Shopping Centers
-----------------------------------------------

During 1998, the Company acquired 31 shopping centers fee simple for approximately $355.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $384.3 million in 43 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Company's ownership interest is 50% or less. The Company's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. The Company expects to acquire all of the interests in two of the JV Properties for approximately $20.3 million during 1999 which will increase its total investment in the Midland properties to $256.9 million. In addition, during 1999 and 2000, the Company may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Company issued 721,997 additional Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Company expects to issue the remaining contingent consideration, 298,064 Units, during 1999.

Results from Operations
-----------------------

Comparison of 1998 to 1997

Revenues increased $46.0 million or 47% to $143.3 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions providing increases in revenues of $37.5 million during 1998. At December 31, 1998, the real estate portfolio contained approximately 14.7 million SF and was 92.9% leased. Minimum rent increased $33.3 million or 47%, and recoveries from tenants increased $7.5 million or 45%. On a same property basis (excluding the 1998 and 1997 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $3.4 million or 6.7%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $11.9 million in 1998 compared to $8.4 million in 1997, the increase due primarily to increased brokerage fees and increased activity in construction and development for third parties. During 1998, the Company sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $21.8 million or 44% to $71.0 million in 1998. Combined operating and maintenance, and real estate taxes increased $7.9 million or 35% during 1998 to $30.8 million. The increases are due to the 1998 and 1997 Acquisitions generating operating and maintenance expenses and real estate tax increases of $9.4 million during 1998, partially offset by the sale of the office buildings. On a same property basis, operating and maintenance expenses and real estate taxes increased $100,000 or 1%. General and administrative expenses increased 51% during 1998 to $15.1 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers the Company began managing for third parties during 1998 and 1997. Depreciation and amortization increased $8.7 million during 1998 or 54% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $28.8 million in 1998 from $19.7 million in 1997 or 46% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt. Weighted average interest rates increased 0.1% during 1998. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $50.6 million in 1998 vs. $27.4 million in 1997, a $23.2 million or 85% increase for the reasons previously described. Diluted earnings per share in 1998 was $1.75 vs. $1.23 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 7.2 million primarily due to the acquisition of Branch and Midland, the issuance of shares to SC-USREALTY during 1998 and 1997, and the public offering completed in July, 1997. (see notes 2, 6 and 7, to the 1998 consolidated financial statements for related discussions).


Comparison of 1997 to 1996

Revenues increased $50.4 million or 107% to $97.3 million in 1997. The increase was due primarily to the 1997 Acquisitions and properties acquired in 1996 (the "1996 Acquisitions") providing increases in revenues of $49.8 million during 1997. At December 31, 1997, the real estate portfolio contained approximately 10 million SF and was 92.8% leased. Minimum rent increased $35.4 million or 102%, and recoveries from tenants increased $8.9 million or 115%. On a same property basis (excluding the 1997 and 1996 Acquisitions) revenues increased $925,000 or 2%, primarily due to higher percentage rents and operating expense recoveries from tenants. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Company were $8.4 million in 1997 compared to $3.4 million in 1996, the increase due to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $23.0 million or 88% to $49.2 million in 1997. Combined operating and maintenance, and real estate taxes increased $10.8 million or 89% during 1997 to $22.9 million. The increases are due to the 1997 and 1996 Acquisitions generating operating and maintenance expenses, and real estate tax increases of $10.6 million during 1997. On a same property basis, operating and maintenance expenses and real estate taxes increased $226,000, or 2%. General and administrative expense increased 64.7% during 1997 to $10.0 million due to the hiring of new employees and related office expenses necessary to manage the 52 shopping centers acquired during 1996 and 1997, as well as, the 44 shopping centers that the Company began managing for third parties during 1997. Depreciation and amortization increased $8.2 million during 1997 or 102% primarily due to the 1997 and 1996 Acquisitions generating $7.7 million in depreciation and amortization.

Interest expense increased to $19.7 million in 1997 from $11.5 million in 1996 or 71% due primarily to increased average outstanding loan balances related to the financing of the 1997 and 1996 Acquisitions on the Line and the assumption of debt. Weighted average interest rates decreased 0.2% during 1997. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.



Net income for common stockholders was $27.4 million in 1997 vs. $9.9 million in 1996, a $17.5 million or 177% increase for the reasons previously described. Diluted earnings per share in 1997 was $1.23 vs. $0.82 in 1996, an increase of 50% due to the increase in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of
12.4 million primarily due to the Acquisition of the Branch Properties, the issuance of shares to SC-USREALTY, and the public offering discussed previously.


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

FFO increased by 50% from 1997 to 1998 as a result of the activity discussed above under "Results of Operations". FFO for the periods ended December 31, 1998, 1997 and 1996 are summarized in the following table (in thousands):


                                                                  1998         1997          1996
                                                                  ----         ----          ----

 Net income for common stockholders                      $       50,590       27,402         9,907
 Add (subtract):
   Real estate depreciation and amortization                     24,529       15,671         8,049
   Gain on sale of operating property                           (9,824)        (451)             -
   Minority interests in net income of
     Exchangeable partnership units
                                                                 1,826         2,042             -
                                                            -----------    ---------     ---------
 Funds from operations                                   $       67,121       44,664        17,956
                                                            ===========    =========     =========

 Cash flow provided by (used in):
   Operating activities                                  $       65,002       43,044        16,004
   Investing activities                                       (236,393)    (188,533)     (109,842)
   Financing activities                                         174,725      153,782        98,730


Liquidity and Capital Resources
-------------------------------

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $65 million and $43 million for the twelve months ended December 31, 1998 and 1997, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $8.3 million and $5.2 million, during 1998 and 1997, respectively. The Company paid scheduled principal payments of $3.4 million and $2.2 million during 1998 and 1997, respectively. The Company paid dividends and distributions of $54.9 million and $35.9 million, during 1998 and 1997, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $236.4 million and $188.5 million, during 1998 and 1997, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $174.7 million and $153.8 million during 1998 and 1997, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1998, and the proceeds from the common stock offering in 1997, further discussed below. At December 31, 1998, the Company had 12 shopping centers under construction or undergoing major renovations, with costs to date of $121.7 million. Total committed costs necessary to complete the properties under development is estimated to be $47.4 million and will be expended through 1999.

The Company's outstanding debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                        1998            1997
                                                        ----            ----
      Notes Payable:
       Fixed rate mortgage loans                     $  298,148         199,078
       Variable rate mortgage loans                      11,051          30,841
       Fixed rate unsecured loans                       121,296               -
                                                        -------         -------
          Total notes payable                           430,495         229,919
      Acquisition and development line of credit        117,631          48,131
                                                        -------         -------
                           Total                     $  548,126         278,050
                                                        =======         =======

The weighted average interest rate on total debt at December 31, 1998 and 1997 was 7.4% and 7.3%, respectively. The Company's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

The Company is a party to a credit agreement dated as of March 27, 1998, providing for an unsecured line of credit (the "Line") from a group of lenders currently consisting of Wells Fargo, First Union, Wachovia Bank, NationsBank, AmSouth Bank, Commerzbank AG, PNC Bank, and Star Bank. This credit agreement provides for a $300 million commitment, and incorporates a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and
(vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

On February 26, 1999, the Company entered into an agreement with the various banks that provide the Line to increase the unsecured commitment amount to $635 million.

On June 29, 1998, the Company through RCLP issued $80 million of 8.125%
Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor, Belair Capital Fund, LLC, in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Company at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

On July 17, 1998 the Company, through RCLP, completed a $100 million offering of seven year term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to reduce the balance of the Line.

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

During 1998, the Company assumed mortgage loans with a fair value of $132.8 million related to the acquisition of shopping centers, which includes debt premiums of $12.4 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of December 31, 1998, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):



                                         Scheduled
                                         Principal      Term Loan        Total
   Scheduled Payments by Year            Payments       Maturities      Payments
   --------------------------            ---------      ----------      --------

          1999                           $  3,771         21,579          25,350
          2000                              3,996        174,674         178,670
          2001                              3,911         41,928          45,839
          2002                              3,098         44,117          47,215
          2003                              2,914         13,291          16,205
          Beyond 5 Years                   17,811        206,607         224,418
          Net unamortized debt
           payments                             -         10,429          10,429
                                          -------        -------         -------
              Total                      $ 35,501        512,625         548,126
                                          =======        =======         =======

Unconsolidated partnerships and joint ventures had mortgage loans payable of $76.7 million at December 31, 1998, and the Company's proportionate share of these loans was $34.4 million.

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

The Company's real estate portfolio has grown substantially during 1998 as a result of the acquisitions and development discussed above. The Company intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Company expects to repay the Line from time to time from additional public and private equity and debt offerings, such as those completed during 1997 and 1998. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Pacific Retail Trust Merger
---------------------------

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provides for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares, and units. The total cost to acquire Pacific is expected to be $1.157 billion based on the value of Regency shares issued including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price is $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger will be accounted for as a purchase with the Company as the acquiring entity.

New Accounting Standards and Accounting Changes
-----------------------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe FAS 133 will materially effect its financial statements. g.

Environmental Matters
---------------------

The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Company has approximately 31 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

Inflation
---------

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

Year 2000 System Compliance
---------------------------

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

The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants and financial institutions. Total costs incurred to date associated with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1998 and 1997, and were approximately $250,000.

The Company's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by June 30, 1999. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Company's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. While we have not yet begun renovations, Management believes that the cost of upgrading these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by June 30, 1999, and the Company expects to be compliant upon completion of these phases.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risk


Market Risk
-----------

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 1998, the Company did not have any borrowings hedged with derivative financial instruments.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                      Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----

Fixed rate debt                      $23,243     60,907     37,027      47,215     16,205     224,418     409,014    419,444
Average interest rate for all debt    7.83%      7.75%       7.91%      7.87%      7.70%       7.62%            -          -

Variable rate LIBOR debt              2,107     117,763      8,813         -          -           -        128,682    128,682
Average interest rate for all debt    6.16%      6.16%       6.55%         -          -           -              -          -


As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Forward Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. All statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated yields on real estate acquisitions or developments; "Year 2000" remediation efforts; and environmental remediation efforts, are forward-looking within the meaning of the Act. Such statements involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Company in the future to significantly differ from any future results that may be implied by such forward-looking statements.


Item 8.   Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


Information concerning the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1999 Annual Meeting of Shareholders. The following table provides information concerning the executive officers of the Company


 Executive Officer                     Positions with the Company
    (Age)                    Principal Occupations During the Past Five Years
 -----------------           ------------------------------------------------

Martin E. Stein, Jr.         Chairman, Chief Executive Officer, and Director
  (age 46)                   of the Company since its initial public offering in
                             October 1993; previously President of the Company's predecessor real estate division since 1976.

MaryLou Rogers               President and Chief Operating Officer since
  (age 47)                   January, 1999 and Director of the Company since
                             March, 1997; Managing Director - Security Capital
                             U.S. Realty Strategic Group From March 1997 to
                             January 1999; Senior Vice President and
                             Director of Stores, New England - Macy's East/
                             Federated Department Stores from 1994 to March
                             1997; various retailing positions since joining
                             Macy's in 1977, including Senior Vice President for Federated's Burdines Division and Henri
                             Bendel.

James G. Buis                Managing Director - Southwestern U.S. Investments
  (age 54)                   of the Company since February  1999;  Managing
                             Director - Pacific  Retail Trust from  October,
                             1995 to February 1999; Executive Vice President
                             - Madison Property Corporation from 1993 to
                             October, 1995; Executive Vice President -
                             Rosewood Property Company from 1989 to 1993;
                             Retail Partner - Lincoln Property Company from
                             1979 to 1989.

John S. Delatour             Managing Director - Western U.S. Operations of the
  (age 40)                   Company since February, 1999; Managing Director -
                             Pacific Retail Trust from June, 1996 to February
                             1999; Senior Vice President - Lincoln Property
                             Company from 1983 to June, 1996.

Robert C. Gillander          Managing Director - Eastern U.S. Investments of the
  (age 45)                   Company since its initial public offering in
                             October 1993, and Vice President of the
                             Company's predecessor real estate division since 1978.

Bruce M. Johnson             Managing Director and Chief Financial Officer of
   (age 51)                  the Company since its initial public offering in
                             October 1993, and Executive Vice President of the Company's predecessor real estate division since 1979.

Brian M. Smith               Managing Director - Pacific Investments of the
  (age 44)                   Company since February, 1999;  Managing  Director -
                             Pacific Retail Trust from February, 1997 to
                             February 1999; Senior Vice President - Lowe
                             Enterprises, Inc. from 1994 to February 1997;
                             Managing Director - Trammell Crow Company from
                             1983 to 1994.

James D. Thompson            Managing Director - Eastern Operations of the
  (age 42)                   Company since its initial public offering in
                             October 1993, and Vice President of the Company's predecessor real estate division since 1981.

Lee S. Wielansky             Managing Director - Investments and Director of the
  (age 48)                   Company since March 1998; President and Chief
                             Executive Officer - Midland Development Group from 1983 to March 1998.


Item 11.   Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1999 Annual Meeting of Shareholders.


Item 12.   Security Ownership of Certain Beneficial Owner and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1999 Annual Meeting of Shareholders.


Item 13.   Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 1999 Annual Meeting of Shareholders.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

The Company's 1998 financial statements and financial statement schedule, together with the report of KPMG LLP dated February 1, 1999, except for Note 13 as to which the date is March 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K:

None

     (c)  Exhibits:


2. Agreement and Plan of Merger dated as of September 23, 1998 between Regency Realty Corporation and Pacific Retail Trust (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 of Regency Realty Corporation, No. 333-65491)

3.       Articles of Incorporation

          # (i) Restated Articles of Incorporation of Regency Realty Corporation as amended.

          #(ii)   Restated Bylaws of Regency Realty Corporation.

4.       (a) See exhibits 3(i) and 3(ii) for provisions of the Articles of
             Incorporation and Bylaws of Regency Realty Corporation defining rights of security holders.

         (b) Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

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

                  **   (i)  Loan  Agreement  between  RSP  IV  Criterion,  Ltd.,
                            Regency Rosewood Temple Terrace, Ltd., Treasure
                            Coast Investors, Ltd., Landcom Regency Mandarin,
                            Ltd., RRC FL SPC, Inc., RRC AL SPC, Inc., RRC MS
                            SPC, Inc., and RRC GA SPC, Inc.(as borrowers) and
                            RRC Lender, Inc. (as lender)

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

                  **  (iv)  Certificate Purchase Agreement between RRC Lender,
                            Inc. (as seller) and Salomon Brothers, Inc. (as lender)

            (m) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

                  ++   (i)  Stock Purchase Agreement dated June 11, 1996.

                  ++  (ii)  Stockholders' Agreement dated July 10, 1996.

                      +++   (A) First Amendment of Stockholders' Agreement dated
                                February 10, 1997.
                            (B) Amendment No. 2 to Stockholders' Agreement dated
                                December 4, 1997 (incorporated by reference to
                                Exhibit 6.2 to Schedule 13D/A filed by Security Capital U.S. Realty on December 11, 1997)

                  ++ (iii)  Registration Rights Agreement dated July 10, 1996.

        +  (n)    Stock Grant Plan adopted on January 31, 1994 to grant stock to employees.

        ~@ (o) Criteria for Restricted Stock Awards under 1993 Long Term Omnibus Plan.

        ~@ (p)    Form of 1996 Stock Purchase Award Agreement.

        ~@ (q) Form of 1996 Management Stock Pledge Agreement relating to the Stock Purchase Award Agreement filed as Exhibit 10(p).

        ~@ (r) Form of Promissory Note relating to 1996 Stock Purchase Award Agreement filed as Exhibit 10(p).


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

     @@@ (s) Second Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P.

         (t) Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Regency Centers, L.P.)

         (u) Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided.

         (v) Assignment and Acceptance Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., Regency Realty Corporation and Wells Fargo Bank, National Association, as Agent.

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


21.      Subsidiaries of the Registrant

23.      Consent of KPMG LLP

27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGENCY REALTY CORPORATION

Date:    March 12, 1999            By:   /s/ Martin E. Stein, Jr.
                                      -----------------------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:    March 12, 1999            By:   /s/ Bruce M. Johnson
                                      ------------------------------------------
                                      Bruce M. Johnson, Managing Director and
                                      Principal Financial Officer

Date:    March 12, 1999            By:   /s/ J. Christian Leavitt
                                      ------------------------------------------
                                      J. Christian Leavitt, Senior Vice
                                      President, Finance and Principal
                                      Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 12, 1999            /s/ Martin E. Stein, Jr.
                                   ---------------------------------------------
                                   Martin E. Stein, Jr., Chairman of the Board
                                   and Chief Executive Officer

Date:    March 12, 1999            /s/ Mary Lou Rogers
                                   ---------------------------------------------
                                   Mary Lou Rogers, President, Chief Operating
                                   Officer and Director

Date:    March 12, 1999            /s/ Thomas B. Allin
                                   ---------------------------------------------
                                   Thomas B. Allin, Director

Date:    March 12, 1999            /s/ Raymond L. Bank
                                   ---------------------------------------------
                                   Raymond L. Bank, Director

Date:    March 12, 1999            /s/ A. R. Carpenter
                                   ---------------------------------------------
                                   A. R. Carpenter, Director

Date:    March 12, 1999            /s/ Jeffrey A. Cozad
                                   ---------------------------------------------
                                   Jeffrey A. Cozad, Director

Date:    March 12, 1999            /s/ J. Dix Druce, Jr.
                                   ---------------------------------------------
                                   J. Dix Druce, Jr., Director

Date:    March 12, 1999            /s/ John T. Kelley
                                   ---------------------------------------------
                                   John T. Kelley, Director

Date:    March 12, 1999            /s/ Douglas S. Luke
                                   ---------------------------------------------
                                   Douglas S. Luke, Director

Date:    March 12, 1999            /s/ John C. Schweitzer
                                   ---------------------------------------------
                                   John C. Schweitzer, Director

Date:    March 12, 1999            /s/ Lee Wielansky
                                   ---------------------------------------------
                                   Lee Wielansky, Director

Date:    March 12, 1999            /s/ Terry N. Worrell
                                   ---------------------------------------------
                                   Terry N. Worrell, Director

                           REGENCY REALTY CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




Regency Realty Corporation

     Independent Auditors' Report                                            F-2
     Consolidated Balance Sheets as of December 31, 1998 and 1997            F-3
     Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997, and 1996                                   F-4
     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996                                    F-5
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997, and 1996                                   F-6
     Notes to Consolidated Financial Statements                              F-8


Financial Statement Schedule

     Independent Auditors' Report on Financial Statement Schedule            S-1

     Schedule III - Regency Realty Corporation Combined Real Estate and
         Accumulated Depreciation - December 31, 1998                        S-2



        All other schedules are omitted because they are not applicable or because information required therein is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Shareholders and Board of Directors
Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Realty Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Realty Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                    KPMG LLP


Jacksonville, Florida
February 1, 1999, except for Note 13,
as to which the date is March 1, 1999


                                              REGENCY REALTY CORPORATION
                                              Consolidated Balance Sheets
                                              December 31, 1998 and 1997

                                                                                     1998                     1997
                                                                                     ----                     ----
Assets
Real estate investments, at cost (notes 2, 5 and 9):
    Land                                                                      $      257,669,018              177,245,784
    Buildings and improvements                                                       925,514,995              622,555,583
    Construction in progress - development for investment                             15,647,659               13,427,370
    Construction in progress - development for sale                                   20,869,915               20,173,039
                                                                               ------------------       ------------------
                                                                                   1,219,701,587              833,401,776
    Less:  accumulated depreciation                                                   58,983,738               40,795,801
                                                                               ------------------       ------------------
                                                                                   1,160,717,849              792,605,975

    Investments in real estate partnerships (note 4)                                  30,630,540                  999,730
                                                                               ------------------       ------------------
         Net real estate investments                                               1,191,348,389              793,605,705

Cash and cash equivalents                                                             19,919,693               16,586,094
Tenant receivables, net of allowance for uncollectible accounts of
    $1,787,686 and $1,162,570 at December 31, 1998 and
    1997, respectively                                                                16,758,917                9,546,584
Deferred costs, less accumulated amortization of $5,295,336 and
    $3,842,914 at December 31, 1998 and 1997, respectively                             6,872,023                4,252,991
Other assets                                                                           5,208,278                2,857,217
                                                                               ------------------       ------------------
                                                                              $    1,240,107,300              826,848,591
                                                                               ==================       ==================

Liabilities and Stockholders' Equity
Liabilities:
    Notes payable (note 5)                                                           430,494,910              229,919,242
    Acquisition and development line of credit (note 5)                              117,631,185               48,131,185
    Accounts payable and other liabilities                                            19,936,424               11,597,232
    Tenants' security and escrow deposits                                              3,110,370                2,319,941
                                                                               ------------------       ------------------
         Total liabilities                                                           571,172,889              291,967,600
                                                                               ------------------       ------------------

Series A preferred units (note 6)                                                     78,800,000                        -
Exchangeable operating partnership units (notes 2 and 6)                              27,834,330               13,777,156
Limited partners' interest in consolidated partnerships                               11,558,618                7,477,182
                                                                               ------------------       ------------------
                                                                                     118,192,948               21,254,338
                                                                               ------------------       ------------------
Stockholders' equity (notes 2, 6, 7 and 8):
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 25,488,989 and 23,992,037 shares issued and
       outstanding at December 31, 1998 and 1997                                         254,889                  239,920
    Special common stock - 10,000,000 shares authorized:
       Class B $.01 par value per share, 2,500,000
       shares issued and outstanding                                                      25,000                   25,000
    Additional paid in capital                                                        578,466,708             535,498,878
    Distributions in excess of net income                                            (19,395,744)             (20,494,893)
    Stock loans                                                                       (8,609,390)              (1,642,252)
                                                                               ------------------       ------------------
         Total stockholders' equity                                                  550,741,463              513,626,653
                                                                               ------------------       ------------------

Commitments and contingencies (notes 9, 10 and 13)

                                                                              $    1,240,107,300              826,848,591
                                                                               ==================       ==================

    See accompanying notes to consolidated financial statements.


                                                                REGENCY REALTY CORPORATION
                                                             Consolidated Statements of Operations
                                                      Years ended December 31, 1998, 1997 and 1996



                                                                       1998                 1997                1996
                                                                       ----                 ----                ----
Revenues:
    Minimum rent (note 9)                                       $     103,365,322           70,102,765          34,705,905
    Percentage rent                                                     3,012,105            2,151,379             997,981
    Recoveries from tenants                                            24,109,519           16,600,925           7,729,404
    Management, leasing and brokerage fees                             11,862,784            8,447,615           3,444,287
    Equity in income of investments in
       real estate partnerships (note 4)                                  946,271               33,311              69,990
                                                                  ----------------     ----------------    ----------------
         Total revenues                                               143,296,001           97,335,995          46,947,567
                                                                  ----------------     ----------------    ----------------

Operating expenses:
    Depreciation and amortization                                      25,046,001           16,303,159           8,058,643
    Operating and maintenance                                          18,455,672           14,212,555           7,655,934
    General and administrative                                         15,064,148            9,963,926           6,048,140
    Real estate taxes                                                  12,388,521            8,691,576           4,409,460
                                                                  ----------------     ----------------    ----------------
         Total operating expenses                                      70,954,342           49,171,216          26,172,177
                                                                  ----------------     ----------------    ----------------

Interest expense (income):
    Interest expense                                                   28,786,431           19,667,483          11,476,555
    Interest income                                                    (1,957,575)          (1,000,227)           (666,031)
                                                                  ----------------     ----------------    ----------------
         Net interest expense                                          26,828,856           18,667,256          10,810,524
                                                                  ----------------     ----------------    ----------------

         Income before minority interests and sale
            of real estate investments                                 45,512,803           29,497,523           9,964,866

Gain on sale of real estate investments                                10,725,975              450,902                   -
                                                                  ----------------     ----------------    ----------------

         Income before minority interest                               56,238,778           29,948,425           9,964,866

Minority interest of exchangeable partnership units                    (1,826,273)          (2,041,823)                  -
Minority interest of limited partners                                    (464,098)            (504,947)                  -
Minority interest preferred unit distribution                          (3,358,333)                   -                   -
                                                                  ----------------     ----------------    ----------------

         Net income                                                    50,590,074           27,401,655           9,964,866
Preferred stock dividends                                                       -                    -             (57,721)
                                                                  ----------------     ----------------    ----------------

         Net income for common stockholders                     $      50,590,074           27,401,655           9,907,145
                                                                  ================     ================    ================

Net income per share (note 7):
         Basic                                                  $            1.80                 1.28                0.82
                                                                  ================     ================    ================

         Diluted                                                $            1.75                 1.23                0.82
                                                                  ================     ================    ================


See accompanying notes to consolidated financial statements


                                                          REGENCY REALTY CORPORATION
                                                 Consolidated Statements of Stockholders' Equity
                                                  Years ended December 31, 1998, 1997 and 1996


                                                                  Class B   Additional    Distributions                 Total
                                         Preferred      Common    Common     Paid In      in excess of      Stock     Stockholders'
                                           Stock        Stock     Stock      Capital       Net Income       Loans       Equity
                                         -----------  ---------  --------  -------------  ------------  ------------ --------------
Balance at
     December 31, 1995                 $  1,916,268     67,287    25,000    155,221,241    (8,073,188)   (2,150,034)  147,006,574
Common stock issued to
     SC-USREALTY (note 6)                         -     36,518         -     63,373,745             -             -    63,410,263
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                          -      1,401         -      2,570,506             -    (1,273,000)    1,298,907
Series A Preferred stock converted
     to common stock                     (1,916,268)       943         -      1,915,339             -             -            14
Partial forgiveness of
     stock loans                                  -          -         -              -             -       918,601       918,601
Cash dividends declared:
     Preferred stock                              -          -         -              -       (57,721)            -       (57,721)
     Common stock, $1.62 per share                -          -         -              -   (15,815,727)            -   (15,815,727)
Net income                                        -          -         -              -     9,964,866             -     9,964,866
                                         -----------  ---------  --------  -------------  ------------  ------------ -------------
Balance at
     December 31, 1996                 $          -    106,149    25,000    223,080,831   (13,981,770)   (2,504,433)  206,725,777
Common stock issued to
     SC-USREALTY (note 6)                         -     75,135         -    158,475,802             -             -   158,550,937
Common stock issued in
     secondary offering, net                      -     25,448         -     65,487,586             -             -    65,513,034
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                          -      1,359         -      3,026,241             -             -     3,027,600
Common stock issued for
     partnership units redeemed                   -     30,271         -     81,246,827             -             -    81,277,098
Common stock issued to
     acquire real estate (note 2)                 -      1,558         -      4,181,591             -             -     4,183,149
Partial forgiveness or
     repayment of stock loans                     -          -         -              -             -       862,181       862,181
Cash dividends declared:
     Common stock, $1.68 per share                -          -         -              -   (33,914,778)            -   (33,914,778)
Net income                                        -          -         -              -    27,401,655             -    27,401,655
                                         -----------  ---------  --------  -------------  ------------  ------------ -------------
Balance at
     December 31, 1997                 $          -    239,920    25,000    535,498,878   (20,494,893)   (1,642,252)  513,626,653
Common stock issued to
     SC-USREALTY (note 6)                         -      4,358         -      9,637,208             -             -     9,641,566
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                          -      4,208         -     10,746,701             -    (7,409,151)    3,341,758
Common stock issued for
     partnership units redeemed                   -        752         -      1,670,631             -             -     1,671,383
Common stock issued to
     acquire real estate (note 2)                 -      5,651         -     14,263,472             -             -    14,269,123
Reallocation of minority interest                 -          -         -      6,649,818             -             -     6,649,818
Partial forgiveness or
     repayment of stock loans                     -          -         -              -             -       442,013       442,013
Cash dividends declared:
     Common stock, $1.76 per share                -          -         -              -   (49,490,925)            -   (49,490,925)
Net income                                        -          -         -              -    50,590,074             -    50,590,074
                                         -----------  ---------  --------  -------------  ------------  ------------ -------------
Balance at
     December 31, 1998                 $          -    254,889    25,000    578,466,708   (19,395,744)   (8,609,390)  550,741,463
                                         ===========  =========  ========  =============  ============  ============ =============


See accompanying notes to consolidated financial statements.


                                                            REGENCY REALTY CORPORATION
                                                      Consolidated Statements of Cash Flows
                                                  Years Ended December 31, 1998, 1997 and 1996


                                                                             1998                1997                1996
                                                                             ----                ----                ----
Cash flows from operating activities:
    Net income                                                         $     50,590,074          27,401,655           9,964,866
    Adjustments to reconcile net income to net
      Cash provided by operating activities:
          Depreciation and amortization                                      25,046,001          16,303,159           8,058,643
          Deferred financing cost and debt premium amortization                (822,276)            907,224             699,424
          Stock based compensation                                            2,422,547           2,561,139           2,940,414
          Minority interest of redeemable partnership units                   1,826,273           2,041,823                   -
          Minority interest preferred unit distribution                       3,358,333                   -                   -
          Minority interest of limited partners                                 464,098             504,947                   -
          Equity in income of investments in real estate partnerships          (946,271)            (33,311)            (69,990)
          Gain on sale of real estate investments                           (10,725,975)           (450,902)                  -
          Changes in assets and liabilities:
              Tenant receivables                                             (5,143,938)         (3,596,964)         (2,660,656)
              Deferred leasing commissions                                   (2,337,253)         (1,120,184)           (585,889)
              Other assets                                                   (4,059,535)         (1,641,108)         (1,019,637)
              Tenants' security deposits                                        517,396             480,743             405,158
              Accounts payable and other liabilities                          4,811,991            (314,001)         (1,728,414)
                                                                        ----------------   -----------------   -----------------
                 Net cash provided by operating activities                   65,001,465          43,044,220          16,003,919
                                                                        ----------------   -----------------   -----------------

Cash flows from investing activities:
     Acquisition and development of real estate                            (229,348,139)       (162,244,207)       (102,933,980)
     Investment in real estate partnerships                                 (29,068,392)                  -            (881,309)
     Capital improvements                                                    (8,325,492)         (5,226,138)         (2,898,250)
     Construction in progress for sale, net of reimbursement                   (696,876)        (23,776,953)         (3,360,206)
     Proceeds from sale of real estate investments                           30,662,197           2,645,229                   -
     Distributions received from real estate partnership investments            383,853              68,688             231,581
                                                                        ----------------   -----------------   -----------------
                 Net cash used in investing activities                     (236,392,849)       (188,533,381)       (109,842,164)
                                                                        ----------------   -----------------   -----------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                 10,225,529         225,094,980          63,617,263
     Proceeds from issuance of partnership units                                  7,694           2,255,140                   -
     Distributions to partnership unit holders                               (2,023,132)         (1,954,375)            (16,846)
     Contributions from limited partners in consolidated partnerships         4,289,995                   -                   -
     Net distributions to limited partners in consolidated partnerships        (672,656)         (1,124,480)                  -
     Distributions to preferred unit holders                                 (3,358,333)                  -                   -
     Dividends paid to stockholders                                         (49,490,925)        (33,914,778)        (16,179,518)
     Net proceeds from issuance of Series A  preferred units                 78,800,000                   -                   -
     Net proceeds from term notes                                            99,758,000                   -                   -
     Proceeds (repayment) of acquisition and development
        line of credit, net                                                  69,500,000         (25,570,000)         51,361,382
     Proceeds from mortgage loans payable                                     7,345,000          15,972,920           1,518,331
     Repayment of mortgage loans payable                                    (37,354,368)        (26,408,932)           (808,068)
     Deferred financing costs                                                (2,301,821)           (568,449)           (762,771)
                                                                        ----------------   -----------------   -----------------
                 Net cash provided by financing activities                  174,724,983         153,782,026          98,729,773
                                                                        ----------------   -----------------   -----------------

                 Net increase in cash and cash equivalents                    3,333,599           8,292,865           4,891,528

Cash and cash equivalents at beginning of year                               16,586,094           8,293,229           3,401,701
                                                                        ----------------   -----------------   -----------------

Cash and cash equivalents at end of year                               $     19,919,693          16,586,094           8,293,229
                                                                        ================   =================   =================

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $3,417,000, $1,896,000 and $381,000 in 1998, 1997 and 1996,
   respectively)                                                       $     24,693,895          18,631,091          10,598,841
                                                                        ================   =================   =================

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed to acquire  real estate                       $    132,832,342         142,448,966           3,918,752
                                                                        ================   =================   =================

  Exchangeable operating partnership units and common
     stock issued to acquire real estate                               $     37,023,849          96,380,706             525,332
                                                                        ================   =================   =================


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               December 31, 1998



1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Realty Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 96% of the outstanding common units of Regency Centers, L.P. ("RCLP" or the "Partnership" formerly known as Regency Retail Partnership, L.P.) and partnership interests ranging from 51% to 93% in five majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as exchangeable operating partnership units and limited partners' interests in consolidated partnerships, respectively. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

              Substantially all of the lease agreements contain provisions which provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. These additional rents are reflected on the accrual basis. On May 22, 1998, the Emerging Issues Task Force (EITF) reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rent that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Company has previously recognized contingent rent ratably over the year based on the historical trends of its tenants. Although the EITF subsequently reversed its original consensus related to contingent rent, the Company has adopted the provisions of Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved their specified target. The effect of the adoption was not material to the financial statements during 1998, since most of the Company's tenants had met their specified targets prior to year end and contingent rents were appropriately recognized.

              Management, leasing, brokerage and development fees are recognized as revenue when earned.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



       (c)    Real Estate Investments

              Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects owned by the Company are capitalized as buildings and improvements except for operating properties acquired. Effective March 19, 1998, the EITF ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Company had previously capitalized direct costs associated with the acquisition of operating properties as a cost of the real estate. The Company has adopted EITF 97-11 effective March 19, 1998. During 1997, the Company capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Company has capitalized $855,000 of internal acquisition costs. For the remainder of 1998, the Company incurred approximately $1.5 million of internal costs related to acquiring operating properties which was expensed.

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

       (d)    Income Taxes

              The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

              Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and bases of rental properties and differences in the timing of recognition of earnings upon disposition of properties.

              Regency Realty Group, Inc., the Company's management company subsidiary ("RRG"), is subject to Federal and State income taxes and files separate tax returns. RRG had taxable income of $1,052,233, $918,763 and $0 for the years ended December 31, 1998,
              1997 and 1996, respectively. RRG incurred Federal and State income tax of $344,833 and $327,021 in 1998 and 1997, respectively, and paid no tax in 1996.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



         (d)  Income Taxes (continued)

              At December 31, 1998 and 1997, the net book basis of real estate assets exceeds the tax basis by approximately $122 million and $39.6 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

              The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                              1998          1997         1996
                                              ----          ----         ----

                 Dividend per share          $1.76          1.68         1.62
                 Ordinary income               71%           85%          77%
                 Capital gain                   2%             -            -
                 Return of capital             27%           15%          23%

        (e)   Deferred Costs

              Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $3.3 and $1.7 million at December 31, 1998 and 1997, respectively. The net loan cost balance was $3.5 and $2.5 million at December 31, 1998 and 1997, respectively. Such costs are deferred and amortized over the terms of the respective leases and loans.

       (f)    Earnings Per Share

              The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" to the computation, presentation, and disclosure requirements of earnings per share. Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable partnership units, and Class B common stock when dilutive. See note 7 for the calculation of earnings per share.

       (g)    Cash and Cash Equivalents

              Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

       (h)    Estimates

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

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


       (i)    Impairment of Long-Lived Assets

              The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       (j)    Stock Option Plan

              The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or SFAS No. 123 also permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations states that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (k)    Statement of Financial Accounting Standards No. 131


              The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. The Company adopted FAS 131 as disclosed in note 3.

        (l)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



2.     Acquisitions of Shopping Centers

       During 1998, the Company acquired 31 shopping centers fee simple for approximately $355.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $384.3 million in 43 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Company's ownership interest is 50% or less. The Company's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. The Company expects to acquire all of the interests in two of the JV Properties for approximately $20.3 million during 1999 which will increase its total investment in the Midland properties to $256.9 million. In addition, during 1999 and 2000, the Company may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

       The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Company issued 721,997 additional Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Company expects to issue the remaining contingent consideration, 298,064 Units, during 1999.

       The operating results of the 1998 and 1997 Acquisitions are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if all 1998 and 1997 Acquisitions had occurred on January 1, 1997. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $156.4 and $144.4 million in 1998 and 1997, respectively. Pro forma net income for common stockholders would have been $44.5 and $28.0 million in 1998 and 1997, respectively. Pro forma basic net income per share would have been $1.55 and $1.31 in 1998 and 1997, respectively. Pro forma diluted net income per share would have been $1.52 and $1.22, in 1998 and 1997, respectively. This data does not purport to be indicative of what would have occurred had the Acquisitions been made on January 1, 1997, or of results which may occur in the future.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



3.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Company had previously operated four office buildings, all of which have been sold during 1998 and 1997 (Office buildings segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Company assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company considers FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, FFO, and assets for each of the reportable segments are summarized as follows for the years ended as of December 31, 1998, 1997, and 1996. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


3.     Segments (continued)

                                                                        1998             1997             1996
                                                                        ----             ----             ----
          Revenues:
           Retail segment                                       $      130,900,785       84,203,386      39,004,931
           Service operations segment                                   11,862,784        8,447,615       3,444,287
           Office buildings segment                                        532,432        4,684,994       4,498,349
                                                                   ================ ================ =================
              Total revenues                                    $      143,296,001       97,335,995      46,947,567
                                                                   ================ ================ =================

          Funds from Operations:
           Retail segment net operating income                  $      100,239,863       63,056,124      28,652,114
           Service operations segment income                            11,862,784        8,447,615       3,444,287
           Office buildings segment net operating income                   349,161        2,928,125       2,785,772

           Adjustments to calculate consolidated FFO:
             Interest expense                                         (28,786,431)     (19,667,483)    (11,476,555)
             Interest income                                             1,957,575        1,000,227         666,031
             Earnings from recurring land sales                            901,853                -               -
             General and administrative                               (15,064,148)      (9,963,926)     (6,048,140)
             Non-real estate depreciation                                (679,740)        (406,113)        (49,200)
             Minority interests of limited partners                      (464,098)        (504,947)               -
             Minority interests in depreciation
              and amortization                                           (526,018)        (285,280)               -
             Share of joint venture depreciation
              and amortization                                             688,686           59,038          39,626
             Dividends on preferred shares and units                   (3,358,333)                0        (57,721)
                                                                   ---------------- ---------------- -----------------
               Funds from Operations                                    67,121,154       44,663,380      17,956,214
                                                                   ---------------- ---------------- -----------------

            Reconciliation to net income for common
             stockholders:
             Real estate related depreciation
              and amortization                                        (24,366,261)     (15,897,046)     (8,009,443)
             Minority interests in depreciation
              and amortization                                             526,018          285,280               -
             Share of joint venture depreciation
              and amortization                                           (688,686)         (59,038)        (39,626)
             Earnings from property  sales                               9,824,122          450,902               -
             Minority interests of exchangeable
               partnership units                                       (1,826,273)      (2,041,823)               -
                                                                   ---------------- ---------------- -----------------

               Net income available for common
                  stockholders                                  $       50,590,074       27,401,655       9,907,145
                                                                   ================ ================ =================

                                                                                        As of December 31
         Assets (in thousands):                                            1998             1997             1996
         ----------------------                                            ----             ----             ----

           Retail segment                                       $        1,170,478          754,174         342,900
           Service operations segment                                       20,870           20,173           1,695
           Office buildings segment                                              -           19,258          21,559
           Cash and other assets                                            48,759           33,244          20,370
                                                                   ================ ================ =================
             Total assets                                       $        1,240,107          826,849         386,524
                                                                   ================ ================ =================

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


4.     Investments in Real Estate Partnerships

       The Company accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method. The Company's combined investment in these partnerships was $30.6 million and $999,730 at December 31, 1998 and 1997, respectively. Net income is allocated in accordance with each of the partnership agreements.

5.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                       1998             1997
                                                       ----             ----
         Notes Payable:
          Fixed rate mortgage loans               $    298,148         199,078
          Variable rate mortgage loans                  11,051          30,841
          Fixed rate unsecured loans                   121,296               -
                                                       -------         -------
             Total notes payable                       430,495         229,919
         Acquisition and development
          line of credit                               117,631          48,131
                                                       -------         -------
              Total                               $    548,126         278,050
                                                       =======         =======

       The Company has an acquisition and development line of credit (the "Line") which provides for a commitment up to $300 million, and incorporates a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets less the amount of the Company's outstanding unsecured liabilities. The Line, which is unsecured, matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The interest rate on the Line was 6.56% at December 31, 1998. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company is required to comply, and is in compliance, with certain financial covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On July 17, 1998 the Company through RCLP, completed a $100 million offering of seven year term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The notes are unsecured and mature on July 15, 2005. The net proceeds of the offering were used to repay borrowings under the Line.


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

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


5.     Notes Payable and Acquisition and Development Line of Credit (continued)

       During 1998, the Company assumed mortgage loans with a fair value of $132.8 million related to the acquisition of shopping centers, which includes debt premiums of $12.4 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of December 31, 1998, scheduled principal repayments on notes payable and the Line were as follows (in thousands):



                                      Scheduled
            Scheduled                 Principal       Term Loan         Total
            Payments by Year          Payments        Maturities       Payments
            ----------------          ---------       ----------       --------

            1999                      $  3,771          21,579          25,350
            2000                         3,996         174,674         178,670
            2001                         3,911          41,928          45,839
            2002                         3,098          44,117          47,215
            2003                         2,914          13,291          16,205
            Beyond 5 Years              17,811         206,607         224,418
            Net unamortized debt
                payments                     -          10,429          10,429
                                       -------         -------         -------
              Total                   $ 35,501         512,625         548,126
                                       =======         =======         =======


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $76.7 million at December 31, 1998, and the Company's proportionate share of these loans was $34.4 million.

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable, and the Company's Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Notes payable with fixed rates, that have been assumed in connection with acquisitions, are recorded in the accompanying financial statements at fair value. The Company considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Company for debt of the same terms.

6.     Stockholders' Equity

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. The Agreement primarily granted SC-USREALTY (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve SC-USREALTY's pro rata ownership position; and (ii) the right to nominate a

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



6.     Stockholders' Equity (continued)


       proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon SC-USREALTY's percentage ownership of outstanding common stock (but not to exceed 49% of the Board). SC-USREALTY has acquired all of the 7,499,400 shares related to the Agreement. In connection with the Units and shares of common stock issued in exchange for Branch's assets. SC-USREALTY acquired 1,750,000 shares during August and December, 1997 at $22.125 per share in accordance with their rights as provided for in the Agreement. In connection with the Units and shares of common stock issued for Branch in March 1998, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. The acquisition of Branch is discussed further in note 2.

       For a period of at least five years (subject to certain exceptions), SC-USREALTY is precluded from, among other things, (i) acquiring more than 45% of the outstanding common stock on a diluted basis, (ii) transferring shares without the Company's approval in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock, or (iii) acting in concert with any third parties as part of a 13D group. Subject to certain exceptions, SC-USREALTY is required to vote its shares either as recommended by the Board of Directors or proportionately in accordance with the vote of the other stockholders.

       On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million net of offering expenses was used to reduce the balance of the Line.

       In connection with the acquisition of shopping centers, RCLP has issued Exchangeable Operating Partnership Units to limited partners convertible on a one for one basis into shares of common stock of the Company. There are currently 1,361,396 Exchangeable Operating Partnership Units outstanding.


       On June 29, 1998, the Company through RCLP issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the years ended, December 31, 1998, 1997 and 1996 (in thousands except per share data):

                                                                    1998          1997           1996
                                                                    ----          ----           ----

         Basic Earnings Per Share (EPS) Calculation:
         Weighted average common shares outstanding                25,150         17,424         7,331
                                                                  =======        =======        ======

         Net income for common                                  $  50,590         27,402         9,907
         stockholders
         Less: dividends paid on Class B common stock
                                                                    5,378          5,140         3,879
                                                                  -------        -------        ------

         Net income for Basic EPS                                  45,212         22,262         6,028
                                                                  =======        =======        ======

         Basic EPS                                              $    1.80           1.28           .82
                                                                  =======        =======        ======

         Diluted Earnings Per Share (EPS)
         Calculation:
         Weighted average shares outstanding
           for Basic EPS                                           25,150         17,424          7,331

         Exchangeable operating partnership units                   1,223          1,243             18
         Incremental shares to be issued under common
         stock options using the Treasury method                       14             80              3
         Contingent units or shares for the acquisition
           of real estate                                             511            955              -
                                                                  -------        -------         ------
         Total diluted shares                                      26,898         19,702          7,352
                                                                  =======        =======         ======

         Net income for Basic EPS                               $  45,212         22,262          6,028
         Add: minority interest of exchangeable
           partnership units                                        1,826          2,042              -
                                                                  -------        -------         ------
         Net income for Diluted EPS                                47,038         24,304          6,028
                                                                  =======        =======         ======

         Diluted EPS                                            $    1.75           1.23            .82
                                                                  =======        =======         ======


          Class B common stock is not included in the above calculation because it is anti-dilutive.


8.     Long-Term Stock Incentive Plans

       In 1993, the Company adopted a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 3.0 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and with respect to

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


8.     Long-Term Stock Incentive Plans (continued)

       officers and other key employees, become fully exercisable after four years from the date of grant, and with respect to directors, become fully exercisable after one year.

       At December 31, 1998, there were approximately 300,000 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $2.22 and $3.26 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 7.5%, risk-free interest rate of 4.8%, expected volatility 21%, and an expected life of 6.5 years; 1997 - expected dividend yield 6.3%, risk-free interest rate of 6.3%, expected volatility 21%, and an expected life of 5.7 years; The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


          Net income for
          Common stockholders               1998           1997           1996
          -------------------               ----           ----           ----

          As reported:                     $50,590        $27,402        $9,907
            Net income per share:
              Basic                        $  1.80        $  1.28        $ 0.82
              Diluted                      $  1.75        $  1.23        $ 0.82

          Pro forma:                       $49,565        $25,777        $9,897
            Net income per share:
              Basic                        $  1.76        $  1.18        $ 0.82
              Diluted                      $  1.71        $  1.15        $ 0.82


                  Pro forma net income for common stockholders reflects only options granted subsequent to the issuance of SFAS 123 in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income for common stockholders amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



8.     Long-Term Stock Incentive Plans (continued)


         Stock option activity during the periods indicated is as follows:


                                                                        Weighted
                                                                        Average
                                                     Number of          Exercise
                                                      Shares             Price
                                                     ---------          --------

           Outstanding, December 31, 1995             186,000           $  19.09
               Granted                                 12,000              24.67
                                                    ---------

           Outstanding, December 31, 1996             198,000              19.43
                                                    ---------

               Granted                              1,252,276              25.39
               Forfeited                               (7,000)             23.54
               Exercised                             (124,769)             19.25
                                                    ---------

           Outstanding, December 31, 1997           1,318,507              25.08
                                                    ---------

               Granted                                741,265              24.39
               Forfeited                             (123,495)             25.33
               Exercised                             (227,700)             24.97
                                                    ---------

           Outstanding, December 31, 1998           1,708,577           $  24.71
                                                    =========


The following table presents information regarding all options outstanding at December 31, 1998.

                            Weighted
                             Average                                  Weighted
          Number of         Remaining             Range of            Average
          Options          Contractual            Exercise            Exercise
         Outstanding          Life                 Prices              Price
         -----------       -----------            --------            --------

             51,731         5.0 years       $   16.75  - 19.25     $       18.93
          1,231,578         8.6 years           22.25  - 25.25             24.26
            425,268         8.4 years           26.19  - 27.75             26.69
        -----------         ---------        -----------------      ------------

          1,708,577         8.5 years       $   16.75 -  27.75     $       24.71
        ===========         =========        =================      ============

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998



8.     Long-Term Stock Incentive Plans (continued)

       The following table presents information regarding options currently exercisable at December 31, 1998:

                                                                 Weighted
                 Number of               Range of                 Average
                  Options                Exercise                Exercise
                Exercisable               Prices                   Price
                -----------              --------                ---------

                  51,731         $     16.75 - 19.25            $     18.93
                  98,300                       25.25                  25.25
                  88,881               26.25 - 27.75                  26.99
                  ------             -------------                 --------
                 238,912         $     16.75 - 27.75            $     24.53
                 =======          ==================               ========

       Also as part of the Plan, in 1993, 1996 and 1998, certain officers and employees purchased common stock at fair market value directly from the Company, of which 90%, 95% and 95%, respectively, was financed by a stock purchase loan provided by the Plan. These recourse loans are fully secured by stock, bear interest at fixed rates of 6% to 7.79% and mature after ten years. The Board of Directors may authorize the forgiveness of all or a portion of the principal balance based on the Company's achievement of specified financial objectives, and total stockholder return performance targets. During 1998, 1997, and 1996, $662,196, $601,516, and $646,598 was forgiven, respectively, and is included as a charge to income on the consolidated statements of operations. The Company also has a performance based restricted stock plan for officers whereby a portion of the shares authorized under the Plan may be granted upon the achievement of certain total stockholder return performance targets. Shares granted under the plan become fully vested by January 1, 2000. During 1998, 1997 and 1996, the Company charged $250,000, $259,600 and $809,400 to income on the consolidated statement of operations related to the restricted stock plan. In addition, the Company provided it's officers, directors and employees with other stock based compensation totaling $1.5, $1.7, and $1.5 million during 1998, 1997 and 1996, respectively.

9.     Operating Leases

       The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2028. Future minimum rent under noncancelable operating leases as of December 31,1998, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

             Year ending December 31,                         Amount

                       1999                                  110,538,266
                       2000                                  105,061,943
                       2001                                   89,224,053
                       2002                                   74,990,466
                       2003                                   64,644,898
                       Thereafter                            481,164,703
                                                            ------------
                         Total                             $ 925,624,329
                                                            ============

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1998


9.     Operating Leases (continued)

       At December 31, 1998, the real estate portfolio as a whole was approximately 93% leased.

       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Company's combined minimum rent. The combined annualized rent from the Company's four largest retail tenants represented approximately 26.9% of annualized base rent at December 31, 1998.

10.    Contingencies

       The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Company has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Company also has established due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1998 and 1997, the Company has established environmental reserves which amounted to $2.2 million and $1.9 million at December 31, 1998 and 1997, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Company's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

  11.  Market and Dividend Information (Unaudited)

       The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1998 and 1997. All amounts are in thousands except per share data.

                                                   1998                                      1997
                                    -----------------------------------      -----------------------------------
                                                                Cash                                      Cash
                                      High          Low       Dividends         High          Low       Dividends
                                      Price        Price      Declared          Price        Price      Declared
                                      -----        -----      ---------         -----        -----      --------

         March 31              $      27.812       24.750        .44            28.000       25.000        .42
         June 30                      26.687       24.062        .44            28.125       24.875        .42
         September 30                 26.500       20.500        .44            28.250       24.875        .42
         December 31                  23.437       20.250        .44            28.000       24.250        .42


                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                              December 31, 1998


12.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1998 and 1997 (amounts in thousands, except per share data):

                                            First           Second           Third           Fourth
                                           Quarter          Quarter          Quarter         Quarter
                                           -------          -------          -------         -------
         1998:
         Revenues                       $   30,909          35,187           37,199           40,001
         Net income for
           common stockholders              19,556          10,798           10,061           10,175
         Net income per share:
           Basic                               .74             .38              .34              .35
           Diluted                             .72             .36              .34              .34

         1997:
         Revenues                       $   17,733          24,626           26,790           28,187
         Net income for
           common stockholders               4,037           4,727            8,743            9,895
         Net income per share:
           Basic                               .25             .26              .34              .37
           Diluted                             .25             .26              .32              .35

13.    Subsequent Event

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provides for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares, and units. The total cost to acquire Pacific is $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price is $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger will be accounted for as a purchase with the Company as the acquiring entity.

       On February 26, 1999, the Company entered into an agreement with the various banks that provide the Line to increase the unsecured commitment amount to $635 million.

                          Independent Auditors' Report
                         On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Realty Corporation


Under date of February 1, 1999, except for Note 13 as to which the date is March 1, 1999, we reported on the consolidated balance sheets of Regency Realty Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.


In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                    KPMG LLP




Jacksonville, Florida
February 1, 1999

                                                                                                                        Schedule III
                                                             REGENCY REALTY CORPORATION

                                                   Combined Real Estate and Accumulated Depreciation
                                                                  December 31, 1998


                                           Initial Cost                                          Total Cost
                                   ----------------------------  Cost Capitalized ------------------------------------------
                                                    Building &    Subsequent to                   Building &
                                      Land         Improvements    Acquisition        Land       Improvements      Total
                                   -----------     ------------  ---------------- ----------    --------------  ------------
ANASTASIA SHOPPING PLAZA             1,072,451       3,617,493         159,607     1,072,451      3,777,100       4,849,551
ASHFORD PLACE                        2,803,998       9,943,994        (761,970)    2,583,998      9,402,024      11,986,022
AVENTURA SHOPPING CENTER             2,751,094       9,317,790         157,829     2,751,094      9,475,619      12,226,713
BECKETT COMMONS                      1,625,242       5,844,871               -     1,625,242      5,844,871       7,470,113
BENEVA                               2,483,547       8,851,199               -     2,483,547      8,851,199      11,334,746
BENT TREE PLAZA                      1,927,712       6,659,082               -     1,927,712      6,659,082       8,586,794
BERKSHIRE COMMONS                    2,294,960       8,151,236          76,079     2,294,960      8,227,315      10,522,275
BLOOMINGDALE                         3,861,759      14,100,891               -     3,861,759     14,100,891      17,962,650
BOLTON PLAZA                         2,660,227       6,209,110       1,219,398     2,634,664      7,454,071      10,088,735
BONNERS POINT                          859,854       2,878,641         166,034       859,854      3,044,675       3,904,529
BOYNTON LAKES PLAZA                  2,783,000      10,043,027          37,669     2,783,000     10,080,696      12,863,696
BRAELINN VILLAGE EQUIPORT            4,191,214      12,389,585         876,936     4,191,214     13,266,521      17,457,735
BRIARCLIFF LA VISTA                    694,120       2,462,819               -       694,120      2,462,819       3,156,939
BRIARCLIFF VILLAGE                   4,597,018      16,303,813         334,677     4,597,018     16,638,490      21,235,508
BROOKVILLE PLAZA                     1,208,012       4,205,994               -     1,208,012      4,205,994       5,414,006
BUCKHEAD COURT                       1,737,569       6,162,941       1,229,361     1,627,569      7,502,302       9,129,871
CAMBRIDGE SQUARE                       792,000       2,916,034          59,747       792,000      2,975,781       3,767,781
CARMEL COMMONS                       2,466,200       8,903,187       1,526,996     2,466,200     10,430,183      12,896,383
CARRIAGE GATE                          740,960       2,494,750       1,101,049       740,960      3,595,799       4,336,759
CENTER OF SEVEN SPRINGS              1,737,994       6,290,048       1,452,432     1,757,440      7,723,034       9,480,474
CHASEWOOD PLAZA                      1,675,000      11,390,727       4,500,773     2,476,486     15,090,014      17,566,500
CHERRY GROVE                         3,533,146      12,710,297               -     3,533,146     12,710,297      16,243,443
CITY VIEW SHOPPING CENTER            1,207,204       4,341,304          46,444     1,207,204      4,387,748       5,594,952
COLUMBIA MARKETPLACE                 1,280,158       4,285,745         177,291     1,280,158      4,463,036       5,743,194
COUNTRY CLUB                         1,105,201       3,709,452          87,739     1,105,201      3,797,191       4,902,392
COURTYARD SHOPPING CENTER            1,761,567       4,187,039         263,527     1,761,567      4,450,566       6,212,133
CROMWELL SQUARE                      1,771,892       6,285,288          27,249     1,771,892      6,312,537       8,084,429
CUMMING 400                          2,374,562       8,420,776         134,871     2,374,562      8,555,647      10,930,209
DELK SPECTRUM                        2,984,577      11,048,896               -     2,984,577     11,048,896      14,033,473
DUNWOODY HALL                        1,819,209       6,450,922         329,740     1,819,209      6,780,662       8,599,871
DUNWOODY VILLAGE                     2,326,063       7,216,045       2,064,462     2,326,063      9,280,507      11,606,570
EAST POINTE                          1,868,120       6,742,983               -     1,868,120      6,742,983       8,611,103
EAST PORT PLAZA                      3,257,023      11,611,363         164,282     3,257,023     11,775,645      15,032,668
ENSLEY SQUARE                          915,493       3,120,928         410,219       915,493      3,531,147       4,446,640
EVANS CROSSING                       1,468,743       5,123,617               -     1,468,743      5,123,617       6,592,360
FLEMING ISLAND                       3,076,701       6,291,505               -     3,076,701      6,291,505       9,368,206
FRANKLIN SQUARE                      2,584,025       9,379,749               -     2,584,025      9,379,749      11,963,774
GARDEN SQUARE                        2,073,500       7,614,748         361,367     2,136,135      7,913,480      10,049,615
GARNER FESTIVAL                      5,591,099      19,897,197               -     5,591,099     19,897,197      25,488,296
GLENWOOD VILLAGE                     1,194,198       4,235,476          81,175     1,194,198      4,316,651       5,510,849
HAMILTON MEADOWS                     2,034,566       6,582,429               -     2,034,566      6,582,429       8,616,995
HARPETH VILLAGE FIELDSTONE           2,283,874       5,559,498       3,537,926     2,283,874      9,097,424      11,381,298
HIGHLAND SQUARE                      2,615,250       9,359,722               -     2,615,250      9,359,722      11,974,972
HINSDALE LAKE COMMONS                4,217,840      15,039,854               -     4,217,840     15,039,854      19,257,694
HYDE PARK                            9,240,000      33,340,181       2,625,631     9,735,102     35,470,710      45,205,812
KERNERSVILLE PLAZA                   1,741,562       6,081,020               -     1,741,562      6,081,020       7,822,582
KINGSDALE SHOPPING CENTER            3,866,500      14,019,614         153,027     3,866,500     14,172,641      18,039,141
LAGRANGE MARKETPLACE                   983,923       3,294,003          98,595       983,923      3,392,598       4,376,521
LAKE PINE PLAZA                      2,008,110       6,908,986               -     2,008,110      6,908,986       8,917,096
LAKESHORE                            1,617,940       5,371,499               -     1,617,940      5,371,499       6,989,439
LOEHMANNS PLAZA                      3,981,525      14,117,891          11,371     3,981,525     14,129,262      18,110,787
LOVEJOY STATION                      1,540,000       5,581,468           1,654     1,540,000      5,583,122       7,123,122
LUCEDALE MARKETPLACE                   641,565       2,147,848          64,089       641,565      2,211,937       2,853,502
MAINSTREET SQUARE                    1,274,027       4,491,897          34,392     1,274,027      4,526,289       5,800,316
MARINERS VILLAGE                     1,628,000       5,907,835         134,497     1,628,000      6,042,332       7,670,332
MARKETPLACE  ST PETE                 1,287,000       4,662,740         223,490     1,287,000      4,886,230       6,173,230
MARKETPLACE CENTER OLD FORT          2,432,942       1,755,643       1,813,070     2,432,942      3,568,713       6,001,655
MARTIN DOWNS VILLAGE CENTER          2,000,000       5,133,495       2,981,179     2,437,664      7,677,010      10,114,674
MARTIN DOWNS VILLAGE SHOPPES           700,000       1,207,861         879,527       817,135      1,970,253       2,787,388
MAXTOWN ROAD (NORTHGATE)             1,753,136       6,244,449               -     1,753,136      6,244,449       7,997,585
MAYNARD CROSSING                     4,066,381      14,083,800               -     4,066,381     14,083,800      18,150,181
MEMORIAL BEND SHOPPING CENTER        3,256,181      11,546,660       1,481,282     3,366,181     12,917,942      16,284,123
MERCHANTS VILLAGE                    1,054,306       3,162,919       3,185,485     1,054,306      6,348,404       7,402,710
MILLHOPPER                           1,073,390       3,593,523         928,847     1,073,390      4,522,370       5,595,760
NEWBERRY SQUARE                      2,341,460       8,466,651         784,841     2,341,460      9,251,492      11,592,952
NORTH MIAMI SHOPPING CENTER            603,750       2,021,250          85,433       603,750      2,106,683       2,710,433
OAKLEY PLAZA                         1,772,540       6,406,975          65,103     1,772,540      6,472,078       8,244,618
OCEAN BREEZE                         1,250,000       3,341,199       2,424,031     1,527,400      5,487,830       7,015,230
OLD ST AUGUSTINE PLAZA               2,047,151       7,355,162         233,330     2,047,151      7,588,492       9,635,643
ORCHARD SQUARE                       1,155,000       4,135,353         252,060     1,155,000      4,387,413       5,542,413
PACES FERRY PLAZA                    2,811,522       9,967,557       1,627,529     2,811,622     11,594,986      14,406,608
PALM HARBOUR SHOPPING VILLAGE        2,899,928      10,998,230       1,058,599     2,899,928     12,056,829      14,956,757
PALM TRAILS PLAZA                    2,438,996       5,818,523               -     2,438,996      5,818,523       8,257,519
PARAGON BRANDON JV                     570,000       2,472,537      (3,042,537)            -              -               -
PARK PLACE                           2,231,745       7,974,362               -     2,231,745      7,974,362      10,206,107
PARKWAY STATION                      1,123,200       4,283,917         142,744     1,123,200      4,426,661       5,549,861
PEACHLAND PROMENADE                  1,284,562       5,143,564          61,087     1,284,561      5,204,652       6,489,213
PEARTREE VILLAGE                     5,196,653       8,732,711      10,122,933     5,196,653     18,855,644      24,052,297
PIKE CREEK                           5,077,406      18,860,183               -     5,077,406     18,860,183      23,937,589
PINE TREE PLAZA                        539,000       1,995,927         (84,927)      539,000      1,911,000       2,450,000
POWERS FERRY SQUARE                  3,607,647      12,790,749       3,253,948     3,607,647     16,044,697      19,652,344
POWERS FERRY                         1,190,822       4,223,606          19,564     1,190,822      4,243,170       5,433,992
QUADRANT AT SOUTHPOINT I             2,342,823      15,541,967     (17,884,790)            -              -               -
QUEENSBOROUGH                        1,826,000       6,501,056               -     1,826,000      6,501,056       8,327,056
REGENCY COURT                        3,571,337      12,664,014         285,562     3,571,337     12,949,576      16,520,913
REGENCY SQUARE  BRANDON                577,975      18,156,719       7,542,763     4,491,461     21,785,996      26,277,457
RIVERMONT STATION                    2,887,213      10,445,109          79,795     2,887,213     10,524,904      13,412,117
ROSWELL VILLAGE                      2,304,345       6,777,200         181,066     2,304,345      6,958,266       9,262,611
RUSSELL RIDGE                        2,153,214               -       6,565,264     2,215,341      6,503,137       8,718,478
SANDY PLAINS VILLAGE                 2,906,640      10,412,440         433,698     2,906,640     10,846,138      13,752,778
SANDY SPRINGS VILLAGE                  733,126       2,565,411         168,915       733,126      2,734,326       3,467,452
SHOPPES @ 104                        2,651,000       9,523,429               -     2,651,000      9,523,429      12,174,429
SHOPPES AT MASON                     1,576,656       5,357,855               -     1,576,656      5,357,855       6,934,511
SILVERLAKE                           2,004,860       7,161,869               -     2,004,860      7,161,869       9,166,729
SOUTH MONROE                         1,200,000       6,566,974               -     1,200,000      6,566,974       7,766,974
SOUTH POINTE CROSSING                        -          13,000               -             -         13,000          13,000
ST ANN SQUARE                        1,541,883       5,597,282               -     1,541,883      5,597,282       7,139,165
STATLER SQUARE                       2,227,819       7,479,952               -     2,227,819      7,479,952       9,707,771
TAMIAMI TRAILS                       2,046,286       7,462,646         108,330     2,046,286      7,570,976       9,617,262
TEQUESTA SHOPPES                     1,782,000       6,426,042         235,213     1,782,000      6,661,255       8,443,255
TERRACE WALK                         1,196,286       2,935,683         105,916     1,196,286      3,041,599       4,237,885
THE MARKETPLACE                      1,211,605       4,056,242       2,840,716     1,758,434      6,350,129       8,108,563
TOWN CENTER AT MARTIN DOWNS          1,364,000       4,985,410          17,547     1,364,000      5,002,957       6,366,957
TOWN SQUARE                            438,302       1,555,481       1,501,322       768,302      2,726,803       3,495,105
TROWBRIDGE CROSSING EQUIPORT           910,263       1,914,551       1,050,010       910,263      2,964,561       3,874,824
UNION SQUARE SHOPPING CENTER         1,578,654       5,933,889         386,260     1,578,656      6,320,147       7,898,803
UNIVERSITY COLLECTION                2,530,000       8,971,597         108,317     2,530,000      9,079,914      11,609,914
UNIVERSITY MARKETPLACE               3,250,562       7,044,579       2,409,463     3,532,046      9,172,558      12,704,604
VILLAGE CENTER 6                     3,885,444      10,799,316         337,899     3,885,444     11,137,215      15,022,659
VILLAGE IN TRUSSVILLE                  973,954       3,260,627         109,895       973,954      3,370,522       4,344,476
WELLEBY                              1,496,000       5,371,636         346,882     1,496,000      5,718,518       7,214,518
WELLINGTON MARKET PLACE              5,070,384      13,308,972         319,657     5,070,384     13,628,629      18,699,013
WELLINGTON TOWN SQUARE               1,914,000       7,197,934         609,258     1,914,000      7,807,192       9,721,192
WEST COUNTY                          1,491,462       4,993,155         126,744     1,491,462      5,119,899       6,611,361
WESTCHESTER PLAZA                    1,857,048       6,456,178               -     1,857,048      6,456,178       8,313,226
WESTLAND I                             198,344       1,747,391      (1,945,735)            -              -               -
WINDMILLER PLAZA PHASE I             2,620,355      11,190,526               -     2,620,355     11,190,526      13,810,881
WOODCROFT SHOPPING CENTER            1,419,000       5,211,981         384,592     1,419,000      5,596,573       7,015,573
WORTHINGTON PARK CENTRE              3,346,203      10,053,858               -     3,346,203     10,053,858      13,400,061
                                  --------------------------------------------------------------------------------------------
                                   253,680,855     871,635,824      57,867,342   257,669,018    925,514,995   1,183,184,013
                                  ============================================================================================






                                                    Total Cost
                                                      Net of
                                  Accumulated       Accumulated
                                  Depreciation     Depreciation       Mortgages
                                 --------------    ------------       ---------
ANASTASIA SHOPPING PLAZA             575,105         4,274,446                -
ASHFORD PLACE                        580,642        11,405,380        4,651,887
AVENTURA SHOPPING CENTER           2,111,008        10,115,705        8,602,768
BECKETT COMMONS                      128,560         7,341,553                -
BENEVA                                     -        11,334,746                -
BENT TREE PLAZA                      148,955         8,437,839        5,615,296
BERKSHIRE COMMONS                  1,062,021         9,460,254        7,784,755
BLOOMINGDALE                         300,874        17,661,776                -
BOLTON PLAZA                         928,470         9,160,265                -
BONNERS POINT                        535,045         3,369,484        1,613,000
BOYNTON LAKES PLAZA                  251,445        12,612,251                -
BRAELINN VILLAGE EQUIPORT            729,122        16,728,613       12,356,039
BRIARCLIFF LA VISTA                  139,030         3,017,909        1,649,897
BRIARCLIFF VILLAGE                   968,021        20,267,487       13,282,120
BROOKVILLE PLAZA                     103,342         5,310,664        3,668,969
BUCKHEAD COURT                       389,391         8,740,480                -
CAMBRIDGE SQUARE                     151,176         3,616,605                -
CARMEL COMMONS                       434,794        12,461,589                -
CARRIAGE GATE                        735,440         3,601,319                -
CENTER OF SEVEN SPRINGS            1,115,924         8,364,550                -
CHASEWOOD PLAZA                    2,660,845        14,905,655        8,000,000
CHERRY GROVE                         265,335        15,978,108                -
CITY VIEW SHOPPING CENTER            273,129         5,321,823                -
COLUMBIA MARKETPLACE                 679,672         5,063,522        2,586,000
COUNTRY CLUB                         563,066         4,339,326        2,264,000
COURTYARD SHOPPING CENTER          1,228,647         4,983,486        1,378,000
CROMWELL SQUARE                      372,007         7,712,422        4,464,426
CUMMING 400                          501,697        10,428,512        6,419,476
DELK SPECTRUM                        304,219        13,729,254        8,138,553
DUNWOODY HALL                        387,763         8,212,108                -
DUNWOODY VILLAGE                     459,895        11,146,675        7,264,800
EAST POINTE                          129,414         8,481,689        5,267,546
EAST PORT PLAZA                      534,694        14,497,974                -
ENSLEY SQUARE                        206,478         4,240,162                -
EVANS CROSSING                       117,619         6,474,741        4,379,981
FLEMING ISLAND                        78,219         9,289,987        3,522,104
FRANKLIN SQUARE                      198,248        11,765,526        9,136,752
GARDEN SQUARE                        244,096         9,805,519        6,516,686
GARNER FESTIVAL                      124,404        25,363,892                -
GLENWOOD VILLAGE                     257,101         5,253,748        2,211,233
HAMILTON MEADOWS                     167,943         8,449,052        5,612,141
HARPETH VILLAGE FIELDSTONE           213,202        11,168,096                -
HIGHLAND SQUARE                      135,556        11,839,416        3,942,071
HINSDALE LAKE COMMONS                 31,394        19,226,300                -
HYDE PARK                          1,381,919        43,823,893       24,750,000
KERNERSVILLE PLAZA                   123,771         7,698,811        5,218,476
KINGSDALE SHOPPING CENTER            447,889        17,591,252                -
LAGRANGE MARKETPLACE                 510,946         3,865,575        1,645,000
LAKE PINE PLAZA                      144,204         8,772,892        5,986,557
LAKESHORE                            113,706         6,875,733        3,729,331
LOEHMANNS PLAZA                      835,982        17,274,805                -
LOVEJOY STATION                      209,663         6,913,459                -
LUCEDALE MARKETPLACE                 340,083         2,513,419        1,390,000
MAINSTREET SQUARE                    204,362         5,595,954                -
MARINERS VILLAGE                     273,727         7,396,605                -
MARKETPLACE  ST PETE                 375,700         5,797,530                -
MARKETPLACE CENTER OLD FORT          167,760         5,833,895        1,986,409
MARTIN DOWNS VILLAGE CENTER        1,298,279         8,816,395        4,150,000
MARTIN DOWNS VILLAGE SHOPPES         337,325         2,450,063        1,313,000
MAXTOWN ROAD (NORTHGATE)             107,300         7,890,285        5,440,112
MAYNARD CROSSING                     286,993        17,863,188       11,711,134
MEMORIAL BEND SHOPPING CENTER        696,953        15,587,170        8,335,963
MERCHANTS VILLAGE                    196,291         7,206,419                -
MILLHOPPER                           932,895         4,662,865        2,401,000
NEWBERRY SQUARE                    1,366,907        10,226,045                -
NORTH MIAMI SHOPPING CENTER          605,557         2,104,876        1,160,000
OAKLEY PLAZA                         290,343         7,954,275                -
OCEAN BREEZE                         929,096         6,086,134        2,805,000
OLD ST AUGUSTINE PLAZA               440,733         9,194,910                -
ORCHARD SQUARE                       332,356         5,210,057                -
PACES FERRY PLAZA                    630,953        13,775,655                -
PALM HARBOUR SHOPPING VILLAGE        700,457        14,256,300                -
PALM TRAILS PLAZA                     84,337         8,173,182                -
PARAGON BRANDON JV                         -                 -                -
PARK PLACE                            33,228        10,172,879                -
PARKWAY STATION                      319,124         5,230,737                -
PEACHLAND PROMENADE                  571,096         5,918,117                -
PEARTREE VILLAGE                     673,528        23,378,769       12,777,420
PIKE CREEK                           226,061        23,711,528       12,442,166
PINE TREE PLAZA                       48,350         2,401,650                -
POWERS FERRY SQUARE                  798,322        18,854,022                -
POWERS FERRY                         238,707         5,195,285        2,917,943
QUADRANT AT SOUTHPOINT I                   -                 -                -
QUEENSBOROUGH                         13,544         8,313,512                -
REGENCY COURT                        718,475        15,802,438                -
REGENCY SQUARE  BRANDON            6,100,596        20,176,861       12,000,000
RIVERMONT STATION                    395,653        13,016,464                -
ROSWELL VILLAGE                      300,168         8,962,443                -
RUSSELL RIDGE                        633,539         8,084,939                -
SANDY PLAINS VILLAGE                 640,709        13,112,069                -
SANDY SPRINGS VILLAGE                131,641         3,335,811                -
SHOPPES @ 104                        138,509        12,035,920                -
SHOPPES AT MASON                     111,748         6,822,763        3,925,611
SILVERLAKE                           104,315         9,062,414                -
SOUTH MONROE                          54,424         7,712,550                -
SOUTH POINTE CROSSING                      -            13,000                -
ST ANN SQUARE                        143,068         6,996,097        4,972,117
STATLER SQUARE                       157,923         9,549,848        5,472,654
TAMIAMI TRAILS                       275,743         9,341,519                -
TEQUESTA SHOPPES                     385,668         8,057,587                -
TERRACE WALK                         624,306         3,613,579          683,000
THE MARKETPLACE                      857,541         7,251,022        2,647,000
TOWN CENTER AT MARTIN DOWNS          260,896         6,106,061                -
TOWN SQUARE                           97,568         3,397,537                -
TROWBRIDGE CROSSING EQUIPORT         109,285         3,765,539        1,800,000
UNION SQUARE SHOPPING CENTER         374,850         7,523,953                -
UNIVERSITY COLLECTION                502,408        11,107,506                -
UNIVERSITY MARKETPLACE             1,826,835        10,877,769                -
VILLAGE CENTER 6                     878,291        14,144,368                -
VILLAGE IN TRUSSVILLE                529,193         3,815,283        1,775,000
WELLEBY                              554,962         6,659,556                -
WELLINGTON MARKET PLACE            1,127,296        17,571,717                -
WELLINGTON TOWN SQUARE               486,760         9,234,432                -
WEST COUNTY                          844,740         5,766,621        3,190,000
WESTCHESTER PLAZA                    172,301         8,140,925        5,815,752
WESTLAND I                                 -                 -                -
WINDMILLER PLAZA PHASE I             141,017        13,669,864                -
WOODCROFT SHOPPING CENTER            299,819         6,715,754                -
WORTHINGTON PARK CENTRE              192,029        13,208,032        4,967,081
                               ------------------------------------------------
                                  58,983,738     1,124,200,275      297,736,226
                               ================================================

                           REGENCY REALTY CORPORATION


                Combined Real Estate and Accumulated Depreciation
                                December 31, 1998



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operation is calculated over the estimated useful lives of the assets as follows:

       Buildings and improvements                              up to 40 years

       The aggregate cost for Federal income tax purposes was approximately $1.029 billion at December 31, 1998.



The changes in total real estate assets for the period ended December 31, 1998, 1997 and 1996:

                                                         1998            1997             1996
                                                   ---------------  --------------   ------------

               Balance, beginning of period           799,801,367     389,007,481     278,731,167
                 Developed or acquired properties     399,305,955     408,475,251     107,378,064
                 Sale of property                     (24,248,801)     (2,907,503)              -
                 Improvements                           8,325,492       5,226,138       2,898,250
                                                   ----------------  --------------  ------------
               Balance, end of period               1,183,184,013     799,801,367     389,007,481
                                                   ================  ==============  ============



The changes in accumulated depreciation for the period ended December 31, 1998, 1997 and 1996:

                                                         1998            1997             1996
                                                   ---------------   --------------  ------------

               Balance, beginning of period            40,795,801      26,213,225      18,631,310
                 Sale of property                      (5,121,929)       (713,176)              -
                 Depreciation for period               23,309,866      15,295,752       7,581,915
                                                   ---------------   --------------  ------------
               Balance, end of period                  58,983,738      40,795,801      26,213,225
                                                   ===============   ==============  ============
