Form 10-Q
period 1999-03-31
REGENCY REALTY CORP
filed 1999-05-18
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 1999

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

As of May 14, 1999, there were 59,538,280 shares outstanding of the Registrant's common stock.

                                REGENCY REALTY CORPORATION
                               Consolidated Balance Sheets
                         March 31, 1999 and December 31, 1998

                                                                              1999                    1998
                                                                              ----                    ----
Assets                                                                    (unaudited)
Real estate investments, at cost:
Land                                                                     $  555,764,835            257,669,018
Buildings and improvements                                                1,780,358,971            925,514,995
Construction in progress - development for investment                        36,399,543             15,647,659
Construction in progress - development for sale                              65,917,700             20,869,915
                                                                        ----------------      ----------------
                                                                          2,438,441,049          1,219,701,587
 Less:  accumulated depreciation                                             67,971,411             58,983,738
                                                                        ----------------      ----------------
                                                                          2,370,469,638          1,160,717,849
Investments in real estate partnerships                                      33,579,438             30,630,540
                                                                        ----------------      ----------------
Net real estate investments                                               2,404,049,076          1,191,348,389

Cash and cash equivalents                                                    32,368,433             19,919,693
Tenant receivables, net of allowance for uncollectible accounts of
 $1,806,705 and $1,787,686 at March 31, 1999 and
 December 31, 1998, respectively                                             26,703,875             16,758,917
Deferred costs, less accumulated amortization of $5,681,919 and
 $5,295,336 at March 31, 1999 and December 31, 1998                           8,849,756              6,872,023
Other assets                                                                  4,639,970              5,208,278
                                                                       ----------------       ----------------

                                                                      $   2,476,611,110          1,240,107,300
                                                                        ================      ================
Liabilities and Stockholders' Equity
Liabilities:
Notes payable                                                               546,258,794            430,494,910
Acquisition and development line of credit                                  441,379,310            117,631,185
Accounts payable and other liabilities                                       34,562,734             19,936,424
Tenants' security and escrow deposits                                         6,883,000              3,110,370

                                                                        ----------------      ----------------
Total liabilities                                                         1,029,083,838            571,172,889

Series A preferred units                                                     78,800,000             78,800,000
Exchangeable operating partnership units                                     45,208,401             27,834,330
Limited partners' interest in consolidated partnerships                      11,819,557             11,558,618
                                                                        ----------------      ----------------

Total minority interest                                                     135,827,959            118,192,948
                                                                        ----------------      ----------------

Stockholders' equity:
Convertible Preferred stock  Series 1 and paid in capital $.01 par value per share:  542,532 shares authorized, issued and outstanding;
  liquidation preference $20.83 per share                                    12,654,570                      -
Convertible Preferred stock  Series 2 and paid in capital $.01 par value per share: 1,502,532 shares authorized; 960,000 issued and
 outstanding; liquidation preference $20.83 per share                        22,392,000                      -
Common stock $.01 par value per share: 150,000,000 shares
 authorized; 58,188,005 and 25,488,989 shares issued and
 outstanding at March 31, 1999 and December 31, 1998                            581,880                254,889
Special common stock - 10,000,000 shares authorized: Class B
 $.01 par value per share, 1,250,000 and 2,500,000 shares issued
 and outstanding at March 31, 1999 and December 31, 1998                         12,500                 25,000
Additonal paid in capital                                                 1,307,156,394            578,466,708
Distributions in excess of net income                                       (19,116,593)          (19,395,744)
Stock loans                                                                 (11,981,438)           (8,609,390)
                                                                         ----------------      ----------------

Total stockholders' equity                                                1,311,699,313             550,741,463
                                                                         ----------------      ----------------

Commitments and contingencies
                                                                       $   2,476,611,110          1,240,107,300
                                                                         ================      ================



    See accompanying notes to consolidated financial statements.

                                   REGENCY REALTY CORPORATION
                              Consolidated Statements of Operations
                      For the Three Months ended March 31, 1999 and 1998
                                           (unaudited)


                                                           1999                  1998
                                                           ----                  ----
Revenues:
    Minimum rent                                        $  39,216,255            22,255,149
    Percentage rent                                           410,446             1,103,347
    Recoveries from tenants                                 9,252,840             4,820,730
    Management, leasing and brokerage fees                  1,789,853             2,728,672
    Equity in income of investments in
       real estate partnerships                               741,103                   985
                                                      ----------------      ----------------
          Total revenues                                   51,410,497            30,908,883
                                                      ----------------      ----------------

Operating expenses:
    Depreciation and amortization                           9,411,274             5,456,304
    Operating and maintenance                               6,994,187             4,116,402
    General and administrative                              3,787,359             3,433,108
    Real estate taxes                                       4,760,085             2,788,751

                                                      ----------------      ----------------
          Total operating expenses                         24,952,905            15,794,565
                                                      ----------------      ----------------

Interest expense (income):
    Interest expense                                       10,800,362             5,439,365
    Interest income                                          (466,518)             (335,204)
                                                      ----------------      ----------------
          Net interest expense                             10,333,844             5,104,161
                                                      ----------------      ----------------

Income before minority interests and sale
  of real estate investments                               16,123,748            10,010,157

Gain on sale of real estate investments                             -            10,237,419
                                                      ----------------      ----------------

Income before minority interest                            16,123,748            20,247,576

Minority interest of redeemable partnership units            (578,205)             (594,324)
Minority interest of limited partners                        (260,939)              (97,149)
Minority interest preferred unit distribution              (1,625,001)                    -
                                                      ----------------      ----------------

         Net income                                        13,659,603            19,556,103

Preferred stock dividends                                    (204,000)                    -
                                                      ----------------      ----------------

 Net income for common stockholders                     $  13,455,603            19,556,103
                                                      ================      ================

Net income per common share:
          Basic                                       $          0.34                  0.74
                                                      ================      ================

          Diluted                                     $          0.34                  0.69
                                                      ================      ================


See accompanying notes to consolidated financial statements

                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

                                                                     1999                1998
                                                                     ----                ----
Cash flows from operating activities:
Net income                                                          $ 13,659,603        19,556,103
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization                                          9,411,274         5,456,304
Deferred financing cost and debt premium amortization                    34,967)           253,320
Stock based compensation                                                 580,911           605,822
Minority interest of redeemable partnership units                        578,205           594,324
Minority interest preferred unit distribution                          1,625,001                 -
Minority interest of limited partners                                    260,939            97,149
Equity in income of investments in real estate partnerships            (741,103)             (985)
Gain on sale of real estate investments                                        -      (10,237,419)
Changes in assets and liabilities:
Tenant receivables                                                   (6,302,962)         (241,667)
Deferred leasing commissions                                           (586,166)         (371,043)
Other assets                                                           1,763,773       (1,404,247)
Tenants' security deposits                                                54,713           241,534
Accounts payable and other liabilities                                 6,437,348         1,575,133
                                                                 ---------------     -------------
  Net cash provided by operating activities                           26,706,569        16,124,328
Cash flows from investing activities
Acquisition and development of real estate                          (13,601,894)      (64,610,069)
Acquisition of Pacific, net of cash acquired                         (9,046,230)                 -
Investment in real estate partnerships                               (3,291,401)                 -
Capital improvements                                                 (2,608,266)       (1,120,832)
Construction in progress for sale, net of reimbursement             (12,316,835)       (7,164,502)
Proceeds from sale of real estate investments                                  -        26,734,955
Distributions received from real estate partnership investments          704,474             8,593
                                                                 ---------------   ---------------
 Net cash used in investing activities                              (40,160,152)      (46,151,855)
                                                                 ---------------   ---------------

Cash flows from financing activities:
Net proceeds from common stock issuance                                   28,601             6,769
Distributions to partnership unit holders                              (580,402)         (315,102)
Net distributions to limited partners in consolidated partnerships             -         (160,442)
Distributions to preferred unit holders                              (1,625,001)                 -
Dividends paid to stockholders                                      (13,176,452)      (12,021,247)
Proceeds from acquisition and development
   line of credit, net                                                52,148,125        42,100,000
Proceeds from mortgage loans payable                                           -         1,774,207
Repayment of mortgage loans payable                                  (8,915,732)         (643,963)
Deferred financing costs                                             (1,976,816)         (591,622)
                                                                  --------------   ---------------
  Net cash provided by financing activities                           25,902,323        30,148,600
                                                                 ---------------   ---------------

  Net increase in cash and cash equivalents                           12,448,740           121,073

Cash and cash equivalents at beginning of period                      19,919,693        16,586,094
                                                                 ---------------   ---------------

Cash and cash equivalents at end of period                        $   32,368,433        16,707,167
                                                                 ===============   ===============



                           REGENCY REALTY CORPORATION
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1999 and 1998
                                  (unaudited)
                                  -continued-

                                                                                   1999                   1998
                                                                                   ----                   ----

Supplemental  disclosure of cash flow  information - cash paid for interest net of capitalized interest of approximately
   $2,158,000 and $1,064,000  in 1999 and 1998 respectively)                  $    9,334,581              5,154,583
                                                                              ===============        ===============

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed for the acquisition of  Pacific and real estate      $  396,682,000             74,481,885
                                                                              ===============        ===============

  Redeemable operating partnership units, preferred and common
     stock issued for the acquisition of Pacific and real estate              $  775,283,215             31,241,774
                                                                              ===============        ===============

Other liabilities assumed to acquire Pacific                                  $   13,897,643                      -
                                                                              ===============        ===============



See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999



1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Realty Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units of Regency Centers, L.P., ("RCLP" or the "Partnership") and partnership interests ranging from 51% to 93% in five majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partner-ships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interests in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

              The Financial Statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

        (b)   Reclassifications

              Certain reclassifications have been made to the 1998 amounts to conform to classifications adopted in 1999.

2.     Acquisitions

       On September 23, 1998, the Company entered into an Agreement of
       Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity.

       During 1998, the Company acquired 31 shopping centers fee simple for approximately $355.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $384.3 million in 43 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Company's ownership interest is 50% or less. The Company's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. During 1999 and 2000, the Company may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units. On April 16, 1999, the Company paid $5.2 million related to this contingent consideration.

       The operating results of Pacific and the 1998 Acquisitions are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma informa-tion presents the consolidated results of operations as if Pacific and all 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $74.2 and $72.5 million as of March 31, 1999 and 1998, respectively. Pro forma net income for common stockholders would have been $19.9 and $20.2 million as of March 31, 1999 and 1998, respectively. Pro forma basic net income per share would have been $.33 and $.34 as of March 31, 1999 and 1998, respectively. Pro forma diluted net income per share would have been $.33 and $.34, as of March 31, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

3.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Company had previously operated four office buildings, of which three were sold in the first quarter of 1998 (Office buildings segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Company assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company considers FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues and FFO for each of the reportable segments are summarized as follows for the periods ended as of March 31, 1999 and 1998.

                                                                         1999              1998
                                                                         ----              ----
       Revenues:
         Retail segment                                         $       49,620,644       27,699,540
         Service operations segment                                      1,789,853        2,728,672
         Office buildings segment                                                -          480,671
                                                                   ================  ===============
            Total revenues                                      $       51,410,497       30,908,883
                                                                   ================  ===============

       Funds from Operations:
         Retail segment net operating income                    $       37,866,372       20,971,902
         Service operations segment income                               1,789,853        2,728,672
         Office buildings segment net operating income                           -          303,156

       Adjustments to calculate consolidated FFO:
           Interest expense                                           (10,800,362)      (5,439,365)
           Interest income                                                 466,518          335,204
           Earnings from recurring land sales                                    -          901,853
           General and administrative                                  (3,787,359)      (3,433,108)
           Non-real estate depreciation                                  (175,790)        (133,578)
           Minority interests of limited partners                        (260,939)         (97,149)
           Minority interests in depreciation
            and amortization                                             (181,594)        (133,697)
           Share of joint venture depreciation
            And amortization                                                99,193           20,097
           Dividends on preferred units                                (1,625,001)                -
                                                                   ----------------  ---------------
             Funds from Operations                                      23,390,891       16,023,987
                                                                   ----------------  ---------------

       Reconciliation to net income:
           Real estate related depreciation
            And amortization                                           (9,235,484)      (5,322,726)
           Minority interests in depreciation
            And amortization                                               181,594          133,697
           Share of joint venture depreciation
            And amortization                                              (99,193)         (20,097)
           Earnings from property  sales                                         -        9,335,566
           Minority interests of exchangeable
             Partnership units                                           (578,205)        (594,324)
                                                                   ----------------  ---------------

             Net income                                         $       13,659,603       19,556,103

       Assets by reportable segment as of March 31, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

       Assets (in thousands):                                            1999              1998
       ----------------------                                            ----              ----

         Retail segment                                         $        2,338,131        1,170,478
         Service operations segment                                         65,918           20,870
         Office buildings segment                                                -                -
         Cash and other assets                                              72,562           48,759
                                                                   ================  ===============
           Total assets                                         $        2,476,611        1,240,107
                                                                   ================  ===============

4.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at March 31, 1999 and December 31, 1998 consists of the following (in thousands):

                                                                               1999            1998
                                                                               ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                            $     400,308         298,148
                    Variable rate mortgage loans                                24,773          11,051
                    Fixed rate unsecured loans                                 121,178         121,296
                                                                             ---------       ---------
                          Total notes payable                                  546,259         430,495
                Acquisition and development line of credit                     441,379         117,631
                                                                             ---------       ---------
                         Total                                           $     987,638         548,126
                                                                             =========       =========

       During February, 1999, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During 1999, the Company assumed debt with a fair value of $396.7 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line. On April 30, 1999, the balance of the Line was $206.9 million.

       As of March 31, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):



                                      Scheduled         Term
                                      Principal         Loan            Total
      Scheduled Payments by Year      Payments        Maturities       Payments


      1999                             $ 4,908          27,506          32,414
      2000                               5,519         539,946         545,465
      2001                               5,387          45,824          51,211
      2002                               4,687          44,122          48,809
      2003                               4,654          13,284          17,938
      Beyond 5 Years                    37,752         239,937         277,689
      Net unamortized debt payments          -          14,112          14,112
                                       -------         -------         -------
        Total                          $62,907         924,731         987,638
                                       =======         =======         =======


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $58.8 million at March 31, 1999, and the Company's proportionate share of these loans was $25.5 million.

5.     Stockholders' Equity

       On June 11, 1996, the Company entered into a Stockholders
       Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. As of March 31, 1999, SC-USREALTY owned approximately 34.3 million shares of common stock or 58.9% of the outstanding common shares.

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

       As part of the acquisition of Pacific Retail Trust, the Company issued Series 1 and Series 2 preferred shares. Series 1 preferred shares are convertible into Series 2 preferred shares on a one-for-one basis and contain provisions for adjustment to prevent dilution. The Series 1 preferred shares are entitled to a quarterly dividend in an amount equal to $0.0271 less than the common dividend and are cumulative. Series 2 preferred shares are convertible into common shares on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred shares any time after October 20, 2010 at a price of $20.83 per share, plus all accrued but unpaid dividends.

       On March 4, 1999, the holders of Class B stock converted 1,250,000 shares into 1,487,734 shares of common stock.

6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the period ended, March 31, 1999 and 1998 (in thousands except per share data):

                                                            1999          1998
                                                            ----          ----
       Basic Earnings Per Share (EPS) Calculation:
       Weighted average common shares
       outstanding                                         36,410         24,727
                                                         ========       ========

       Net income for common stockholders                $ 13,456         19,556
       Less: dividends paid on Class B common stock         1,175          1,344
                                                         --------       --------

       Net income for Basic EPS                          $ 12,281         18,212
                                                         ========       ========
       Basic EPS                                         $    .34            .74
                                                         ========       ========

       Diluted Earnings Per Share (EPS) Calculation:
       Weighted average shares outstanding
         for Basic EPS                                     36,410         24,727

       Exchangeable operating partnership units             1,631            973

       Incremental shares to be issued under common
       stock options using the Treasury method                  -             54

       Class B common stock                                     -          2,975
       Contingent units or shares for the acquisition
          of real estate                                      159            334
                                                         --------       --------
       Total diluted shares                                38,200         29,063
                                                         ========       ========

       Net income for Basic EPS                          $ 12,281         18,212
       Add:  Class B dividends                                  -          1,344
       Add: minority  interest of exchangeable
         partnership units                                    578            594
                                                         --------       --------

       Net income for Diluted EPS                        $ 12,859         20,150
                                                         ========       ========

       Diluted EPS                                       $    .34            .69
                                                         ========       ========

         The Preferred Series 1 and Series 2 stock and the Class B common stock are not included in the above calculation for 1999 because they are anti-dilutive.


Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of shareholders of Regency Realty Corporation was held on February 26, 1999 for the following purpose:

                  1. To consider and vote upon the approval of the Agreement and
                 Plan of Merger dated as of September 23, 1998 (the "Merger Agreement"), between Regency and Pacific Retail Trust, a Maryland real estate investment trust ("Pacific Retail").

                 2. To consider and vote upon amendments to the Company's Articles of Incorporation to permit Security Capital Holdings S.A.,("SC-USREALTY'), Regency's largest shareholder and the controlling shareholder of Pacific Retail, to acquire the Regency common stock issuable to it in the merger and to prohibit Non-US Persons (other than Security Capital Holdings S.A. and certain related parties) from directly or indirectly acquiring Regency capital stock so long as Non-U.S. Persons own 50% or more of the issued and outstanding shares of Regency capital stock. To transact such other business as may properly come before the meeting or any adjournment thereof.

                 3. To consider and vote on Amendment No. 1 to the Regency 1993 Long-Term Omnibus Plan (the" Regency Incentive Plan") to increase the number of shares available for award under the Regency Incentive Plan to incorporate the shares authorized under Pacific Retail's stock option plan and to expand the class of eligible participants to include three departing Pacific Retail executives.

                 4. To transact such other business as may properly come before the meeting or any adjournment thereof.


         All items were approved with total outstanding votes received of . The votes were as follows:

                            voting 20,777,471 FOR, 289,279 AGAINST and 18,116
                  ABSTAIN for Item 1, votes 20,775,784 FOR, 288,878 AGAINST and 20,203 ABSTAIN for Item 2 and 20,528,228 FOR, 526,569 AGAINST and 30,068 ABSTAIN for Item 3 21,084,766 FOR, 100 ABSTAIN for
                  Item 4, Accordingly, the proposals were passed.



Item 6 Exhibits and Reports on Form 8-K:

2. Agreement and Plan of Merger dated as of September 23, 1998 between Regency Realty Corporation and Pacific Retail Trust (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 of Regency Realty Corporation, No. 333-65491)

3.        Articles of Incorporation

          #(i) Restated Articles of Incorporation of Regency Realty Corporation as amended.

          #(ii)    Restated Bylaws of Regency Realty Corporation.

4. (a) See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Realty Corporation defining rights of security holders.

          (b) Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10 of Regency Centers, L.P.).

          (c) Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899)

10.       Material Contracts

          (a) Administrative Services Agreement between Regency Realty Corporation and SC Group, Incorporated dated February 26, 1999

          (b) Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided (filed as an Exhibit to Regency Realty Corporation's Form 10-K on March 15, 1999 and incorporated herein by reference)

27.       Financial Data Schedule


Reports on Form 8-K.

None

PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On February 28, 1999, the Company issued 542,532 shares of its Series 1 Convertible Preferred Stock and 960,000 shares of its Series 2 Convertible Preferred Stock as partial consideration for the Company's acquisition of Pacific. The two classes of Preferred Stock are entitled to a preference in the payment of dividends and both have a liquidation preference of $20.83 per share. See Note 5 to the financial statements included elsewhere herein for additional information concerning the terms of the Preferred Stock. No dividends may be paid to holders of common stock in the event of any arrearages in the payment of dividends on the Preferred Stock, and no liquidating distributions may be made to holders of common stock until the holders of the Preferred Stock have received an amount equal to their liquidation preferences.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Realty Corporation ("Regency" or "Company") appearing elsewhere within.

Organization
------------

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 204 properties included in the Company's portfolio at March 31, 1999, 186 properties were owned either fee simple or through partnerships interests by RCLP. At March 31, 1999, the Company had an investment in real estate, at cost, of approximately $2.4 billion of which $2.3 billion or 94% was owned by RCLP.

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



                                             March 31, 1999                               December 31, 1998
   Location                # Properties          GLA            % Leased     # Properties        GLA           % Leased
   --------                ------------          ---            --------     ------------        ---           --------

   Florida                           47       5,818,484            89.7%               46       5,728,347         91.4%
   California                        33       3,660,085            95.2%                -               -             -
   Georgia                           27       2,730,100            93.0%               27       2,737,590         93.1%
   Texas                             25       3,542,442            89.7%                5         479,900         84.7%
   Ohio                              13       1,803,945            92.7%               13       1,786,521         93.4%
   North Carolina                    12       1,239,718            97.7%               12       1,239,783         98.3%
   Colorado                           9         872,431            94.6%                5         447,569         89.4%
   Washington                         8         737,310            97.1%                -               -             -
   Oregon                             6         583,704            89.8%                -               -             -
   Alabama                            5         516,060            99.5%                5         516,060         99.0%
   Tennessee                          4         389,197            92.4%                4         295,179         96.8%
   Arizona                            2         326,984            99.8%                -               -             -
   Virginia                           2         197,324            96.1%                2         197,324         97.7%
   Delaware                           1         232,752            96.1%                1         232,752         94.8%
   Kentucky                           1         205,060            94.7%                1         205,060         95.6%
   Mississippi                        2         185,061            96.6%                2         185,061         97.6%
   Illinois                           1         178,600            86.9%                1         178,600         86.9%
   Michigan                           2         177,399            81.6%                2         177,929         81.5%
   South Carolina                     2         162,056            98.8%                2         162,056        100.0%
   Missouri                           1          82,498            99.8%                1          82,498         99.8%
   Wyoming                                       75,000               0%                -               -             -
                                  -----      ----------           ------             ----      ----------       -------
       Total                        204      23,716,210            92.3%              129      14,652,229         92.9%
                                  =====      ==========           ======             ====      ==========       =======

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Company's shopping centers at March 31, 1999:


                                Number of          % of          % of Annualized
       Grocery Anchor            Stores          Total GLA          Base Rent
       --------------           ---------        ---------       ---------------

          Kroger                    39              9.9%               8.3%
          Publix                    34              6.3%               4.1%
          Albertson's               14              3.2%               3.0%
          Winn-Dixie                17              3.3%               2.6%


Acquisition and Development of Shopping Centers
-----------------------------------------------

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity.

During 1998, the Company acquired 31 shopping centers fee simple for approximately $355.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $384.3 million in 43 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Company's ownership interest is 50% or less. The Company's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. During 1999 and 2000, the Company may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units. On April 16, 1999, the Company paid $5.2 million related to this contingent consideration.



Results from Operations
-----------------------

Comparison of March 31, 1999 to 1998

Revenues increased $20.5 million or 66% to $51.4 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $20.8 million during 1999. At March 31, 1999, the real estate portfolio contained approximately 23.7 million SF and was 92.3% leased. Minimum rent increased $17 million or 76%, and recoveries from tenants increased $4.4 million or 92%. On a same property basis (excluding Pacific and the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $1.5 million or 5.9%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $1.8 million in 1999 compared to $2.7 million in 1998, the decrease is due primarily to a decrease in brokerage fees. During the first quarter of 1998, the Company sold three office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $10.2 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $9.2 million or 58% to $25.0 million in 1999. Combined operating and maintenance, and real estate taxes increased $4.9 million or 70% during 1999 to $11.8 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $5.0 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $150,000 or 2.3%. General and administrative expenses increased 10% during 1999 to $3.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $4.0 million during 1999 or 73% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $10.8 million in 1999 from $5.4 million in 1998 or 99% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line and the assumption of debt for Pacific. Weighted average interest rates decreased 0.3% during 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $13.5 million in 1999 vs. $19.6 million in 1998, a $6.1 million or 31% decrease the result of a $10.2 million gain recognized in the first quarter of 1998 on the sale of three office buildings and a parcel of land. Diluted earnings per share in 1999 was $.34 vs. $.69 in 1998 due to the decrease in net income combined with the dilutive impact from the increase in weighted average common shares and equivalents of 9.1 million primarily due to the acquisition of Pacific Retail Trust and the issuance of shares to SC-USREALTY during 1998.

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

FFO increased by 46% from 1998 to 1999 as a result of the activity discussed above under "Results of Operations". FFO for the three months ended March 31, 1999 and 1998 are summarized in the following table (in thousands):


                                                           1999         1998
                                                           ----         ----

Net income for common stockholders                  $       13,456       19,556
Add (subtract):
  Real estate depreciation and amortization                  9,153        5,209
  Gain on sale of operating property                             -       (9,336)
  Convertible preferred stock distribution                     204            -
  Minority interests in net income of
    Exchangeable partnership units                             578          594
                                                     -------------     --------
Funds from operations                                $      23,391       16,024
                                                     =============     ========
Cash flow provided by (used in):
  Operating activities                               $      26,707       16,124
  Investing activities                                     (40,160)     (46,152)
  Financing activities                                      25,902       30,149

Liquidity and Capital Resources
-------------------------------

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $26.7 million and $16.1 million for the three months ended March 31, 1999 and 1998, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $2.6 million and $1.1 million, during 1999 and 1998, respectively. The Company paid scheduled principal payments of $1.1 million and $644,000 during 1999 and 1998, respectively. The Company paid dividends and distributions of $15.4 million and $12.3 million, during 1999 and 1998, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $40.2 million and $46.2 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $25.9 million and $30.1 million during 1999 and 1998, respectively. At March 31, 1999, the Company had 14 retail properties under construction or undergoing major renovations, with costs to date of $119.6 million. Total committed costs necessary to complete the properties under development is estimated to be $209 million and will be expended through 1999 and 2000.

The Company's outstanding debt at March 31, 1999 and December 31, 1998 consists of the following (in thousands):

                                                         1999            1998
                                                         ----            ----
  Notes Payable:
      Fixed rate mortgage loans                $        400,308         298,148
      Variable rate mortgage loans                       24,773          11,051
      Fixed rate unsecured loans                        121,178         121,296
                                               ----------------   -------------
            Total notes payable                         546,259         430,495
  Acquisition and development line of cre               441,379         117,631
                                               ----------------   -------------
           Total                               $        987,638         548,126
                                               ================   =============

The weighted average interest rate on total debt at March 31, 1999 and December 31, 1998 and was 7.1% and 7.4%, respectively. The Company's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

During February, 1999, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

On April 15, 1999 the Company, through RCLP, completed a $250 million debt offering in two tranches. The Company issued $200 million, 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million, 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line. On April 30, 1999, the balance of the Line was $206.9 million.

Mortgage loans are secured by certain real estate properties, and generally may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

During 1999, the Company assumed debt with a fair value of $396.7 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of March 31, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):


                                      Scheduled         Term
                                      Principal         Loan            Total
      Scheduled Payments by Year      Payments        Maturities       Payments
      --------------------------      ---------       ----------       --------

      1999                             $ 4,908          27,506          32,414
      2000                               5,519         539,946         545,465
      2001                               5,387          45,824          51,211
      2002                               4,687          44,122          48,809
      2003                               4,654          13,284          17,938
      Beyond 5 Years                    37,752         239,937         277,689
      Net unamortized debt payments          -          14,112          14,112
                                       -------         -------         -------
        Total                          $62,907         924,731         987,638
                                       =======         =======         =======

Unconsolidated partnerships and joint ventures had mortgage loans payable of $58.8 million at March 31, 1999 and the Company's proportionate share of these loans was $25.5 million.



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


The Company's real estate portfolio has grown substantially during 1999 as a result of the acquisitions and development discussed above. The Company intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Company expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those completed in previous years. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

New Accounting Standards and Accounting Changes
-----------------------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe FAS 133 will materially effect its financial statements. f.

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

Inflation
---------

Inflation has remained relatively low during 1999 and 1998 and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants and financial institutions. Total costs incurred to date associated with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1999 and 1998, and were approximately $250,000.

The Company's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by June 30, 1999. Based on testing to date, Management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Company's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. Management has begun upgrading these systems and believes that the cost of these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by September 30, 1999, and the Company expects to be compliant upon completion of these phases.

The Company has surveyed its major tenants and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to resolve their Year 2000 issues. Based on the responses to surveys received to date, no risks were identified to take additional action at this point.

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

The Company is in the process of establishing a formal contingency plan and expects to have a plan in place by September 30, 1999.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has no plans to enter into derivative or interest rate transactions for speculative purposes, and at March 31, 1999, the Company did not have any borrowings hedged with derivative financial instruments.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      --------------------------------------------------------------------------------------
Fixed rate debt                      $16,561    103,954     42,423      48,809     17,939     277,689     507,374    521,486
Average interest rate for all debt     7.85%      8.01%      7.99%       7.87%      7.81%       7.80%           -          -

Variable rate LIBOR debt             $15,853    441,511      8,788           -          -           -     466,152    466,152
Average interest rate for all debt     6.10%      7.30%          -           -          -           -           -          -


As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Forward Looking Statements
--------------------------

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions, including Pacific; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  May 17, 1999                REGENCY REALTY CORPORATION



                                            By:   /s/  J. Christian Leavitt
                                                  -------------------------
                                                  Senior Vice President
                                                  and Secretary