Form 10-Q
period 1999-06-30
REGENCY REALTY CORP
filed 1999-08-11
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 1999

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

As of August 10, 1999, there were 59,562,612 shares outstanding of the Registrant's common stock.

                                       REGENCY REALTY CORPORATION
                                       Consolidated Balance Sheets
                                   June 30, 1999 and December 31, 1998

                                                                           1999                 1998
                                                                         (unaudited)


Assets
Real estate investments, at cost:
    Land                                                            $    557,375,983          257,669,018
    Buildings and improvements                                         1,801,402,593          925,514,995
    Construction in progress - development for investment                 54,783,730           15,647,659
    Construction in progress - development for sale                       84,535,053           20,869,915
                                                                      ---------------      ---------------
                                                                       2,498,097,359        1,219,701,587
    Less:  accumulated depreciation                                       79,822,694           58,983,738
                                                                      ---------------      ---------------
                                                                       2,418,274,665        1,160,717,849
    Investments in real estate partnerships                               43,737,090           30,630,540
                                                                      ---------------      ---------------
         Net real estate investments                                   2,462,011,755        1,191,348,389

Cash and cash equivalents                                                 14,781,701           19,919,693
Tenant receivables, net of allowance for uncollectible accounts of
    $1,823,732 and $1,787,686 at June 30, 1999 and
    December 31, 1998, respectively                                       29,656,201           16,758,917
Deferred costs, less accumulated amortization of $6,616,985 and
    $5,295,336 at June 30, 1999 and December 31, 1998                     11,002,944            6,872,023
Other assets                                                               6,354,589            5,208,278
                                                                      ---------------      ---------------

                                                                    $  2,523,807,190        1,240,107,300
                                                                      ===============      ===============
Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                        787,274,210          430,494,910
    Acquisition and development line of credit                           243,879,310          117,631,185
    Accounts payable and other liabilities                                45,322,871           19,936,424
    Tenants' security and escrow deposits                                  6,899,230            3,110,370
                                                                      ---------------      ---------------

         Total liabilities                                             1,083,375,621          571,172,889
                                                                      ---------------      ---------------

Series A preferred units                                                  78,800,000           78,800,000
Exchangeable operating partnership units                                  46,468,357           27,834,330
Limited partners' interest in consolidated partnerships                   11,050,830           11,558,618
                                                                      ---------------      ---------------

         Total minority interest                                         136,319,187          118,192,948
                                                                      ---------------      ---------------

Stockholders' equity:
 Convertible Preferred stock  Series 1 and paid in capital $.01 par value per share: 542,532 shares authorized issued and
 outstanding; liquidation preference $20.83 per share                     12,654,570                    -
 Convertible Preferred stock  Series 2 and paid in capital $.01 par value per share: 1,502,532 shares authorized issued and
 outstanding; liquidation preference $20.83 per share                     22,392,000                    -
 Common stock $.01 par value per share: 150,000,000 shares
    authorized; 59,560,212 and 25,488,989 shares issued and
    outstanding at June 30, 1999 and December 31, 1998                       595,602              254,889
 Special common stock - 10,000,000 shares authorized: Class B
    $.01 par value per share, 2,500,000 shares issued
    and outstanding at December 31, 1998                                           -               25,000
 Additonal paid in capital                                             1,302,631,875          578,466,708
 Distributions in excess of net income                                   (22,180,227)         (19,395,744)
 Stock loans                                                             (11,981,438)          (8,609,390)
                                                                      ---------------      ---------------

         Total stockholders' equity                                    1,304,112,382          550,741,463
                                                                      ---------------      ---------------

Commitments and contingencies
                                                                    $  2,523,807,190        1,240,107,300
                                                                      ==============       ==============

See accompanying notes to consolidated financial statements

                                        REGENCY REALTY CORPORATION
                                 Consolidated Statements of Operations
                         For the Three Months ended June 30, 1999 and 1998
                                          (unaudited)


                                                             1999                 1998
    Revenues:
    Minimum rent                                      $     58,489,977           25,405,644
    Percentage rent                                            466,022              558,514
    Recoveries from tenants                                 15,081,065            5,817,685
    Management, leasing and brokerage fees                   4,118,783            3,259,509
    Equity in income of investments in
       real estate partnerships                              1,395,100              145,425

                                                        ---------------         ------------
          Total revenues                                    79,550,947           35,186,777
                                                        ---------------         ------------

Operating expenses:
    Depreciation and amortization                           12,369,778            5,928,251
    Operating and maintenance                                9,816,763            4,355,499
    General and administrative                               5,143,534            3,529,341
    Real estate taxes                                        7,431,874            2,999,053
    Other expenses                                             375,000              300,000
                                                         -------------          ------------
    Total operating expenses                                35,136,949           17,112,144
                                                         -------------          ------------

Interest expense (income):
    Interest expense                                        17,171,139            8,015,818
    Interest income                                           (654,485)            (631,179)
                                                        ---------------         ------------
    Net interest expense                                    16,516,654            7,384,639
                                                        ---------------         ------------

    Income before minority interests and sale
     of real estate investments                             27,897,344           10,689,994

Gain on sale of real estate investments                              -              508,678
                                                        ---------------         ------------

    Income before minority interests                        27,897,344           11,198,672

Minority interest of exchangeable partnership units           (760,305)            (297,500)
Minority interest of limited partners                         (486,094)            (103,009)
Minority interest preferred unit distribution               (1,625,001)                   -
                                                        ---------------         ------------

    Net income                                              25,025,944           10,798,163

Preferred stock dividends                                     (696,000)                   -
                                                        ---------------         ------------

    Net income for common stockholders                  $   24,329,944           10,798,163
                                                        ===============         ============


Net income per share:
    Basic                                               $         0.41                 0.38
                                                        ===============         ============

    Diluted                                             $         0.41                 0.36
                                                        ===============         ============




See accompanying notes to consolidated financial statements

                                          REGENCY REALTY CORPORATION
                                     Consolidated Statements of Operations
                                For the Six Months ended June 30, 1999 and 1998
                                                (unaudited)


                                                                           1999                 1998
    Revenues:
    Minimum rent                                                    $     97,622,093           47,660,793
    Percentage rent                                                          876,468            1,661,861
    Recoveries from tenants                                               24,324,213           10,638,415
    Management, leasing and brokerage fees                                 6,013,830            5,988,181
    Equity in income of investments in
       real estate partnerships                                            2,136,203              146,411
                                                                      ---------------      ---------------
          Total revenues                                                 130,972,807           66,095,661
                                                                      ---------------      ---------------

Operating expenses:
    Depreciation and amortization                                         21,781,052           11,384,555
    Operating and maintenance                                             16,801,471            8,471,901
    General and administrative                                             8,780,893            6,962,449
    Real estate taxes                                                     12,191,959            5,787,804
    Other expenses                                                           525,000              300,000
                                                                      ---------------      ---------------

          Total operating expenses                                        60,080,375           32,906,709
                                                                      ---------------      ---------------

Interest expense (income):
    Interest expense                                                      27,992,343           13,455,183
    Interest income                                                       (1,121,003)            (966,383)
                                                                      ---------------      ---------------
          Net interest expense                                            26,871,340           12,488,800
                                                                      ---------------      ---------------

          Income before minority interests and sale
            of real estate investments                                    44,021,092           20,700,152

Gain on sale of real estate investments                                            -           10,746,097
                                                                      ---------------      ---------------

          Income before minority interests                                44,021,092           31,446,249

Minority interest of exchangeable partnership units                       (1,338,511)            (891,824)
Minority interest of limited partners                                       (747,033)            (200,159)
Minority interest preferred unit distribution                             (3,250,002)                   -
                                                                      ---------------      ---------------

           Net income                                                     38,685,546           30,354,266

Preferred stock dividends                                                   (900,000)                   -
                                                                      ---------------      ---------------

    Net income for common stockholders                              $     37,785,546           30,354,266
                                                                      ===============      ===============


Net income per share:
          Basic                                                     $           0.76                 1.11
                                                                      ===============      ===============

          Diluted                                                   $           0.76                 1.06
                                                                      ===============      ===============




See accompanying notes to consolidated financial statements

                                          REGENCY REALTY CORPORATION
                                Consolidated Statement of Stockholders' Equity
                                    For the Six Months ended June 30, 1999
                                                (unaudited)

                                                                                                    Class B
                                                     Series 1        Series 2        Common         Common
                                                  Preferred Stock  Preferred Stock   Stock           Stock
                                                  ---------------  --------------- -------------  --------------

Balance at
     December 31, 1998                         $               -              -        254,889               -
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                                       -              -          1,380               -
Common stock issued for
     partnership units exchanged                               -              -          3,909               -
Common stock issued for
     class B conversion                                        -              -         29,755         (25,000)
Preferred stock issued to
     acquire Pacific Retail Trust                     12,654,570     22,392,000              -               -
Common stock issued to
     acquire Pacific Retail Trust                              -              -        305,669               -
Cash dividends declared:
     Common and preferred stock, $.46 per share                -              -              -               -
Net income for common stockholders                             -              -              -               -
                                                  ---------------  -------------  -------------  --------------
Balance at
     June 30, 1999                             $      12,654,570     22,392,000        595,602         (25,000)
                                                  ===============  =============  =============  ==============





See accompanying notes to consolidated financial statements.

                             REGENCY REALTY CORPORATION
                     Consolidated Statement of Stockholders' Equity
                         For the Six Months ended June 30, 1999
                                  (unaudited)
                                  (continued)

                                                    Additional     Distributions                     Total
                                                     Paid In       in exess of       Stock       Stockholders'
                                                     Capital        Net Income       Loans          Equity
                                                  ---------------  -------------  -------------  --------------

Balance at
     December 31, 1998                         $      578,466,708    (19,395,744)    (8,609,390)    550,741,463
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                               1,156,250              -        626,906       1,784,536
Common stock issued for
     partnership units exchanged                       7,579,457              -              -       7,583,366
Common stock issued for
     class B conversion                                   (4,755)             -              -               0
Preferred stock issued to
     acquire Pacific Retail Trust                              -              -              -      35,046,570
Common stock issued to
     acquire Pacific Retail Trust                    715,434,215              -     (3,998,954)    711,740,930
Cash dividends declared:
     Common and preferred stock, $.46 per share                -    (41,470,029)             -     (41,470,029)
Net income for common stockholders                             -     38,685,546              -      38,685,546
                                                  ---------------  -------------  -------------  --------------
Balance at
     June 30, 1999                             $    1,302,631,875   (22,180,227)   (11,981,438)  1,304,112,382
                                                  ===============  =============  =============  ==============





See accompanying notes to consolidated financial statements.

                                               REGENCY REALTY CORPORATION
                                         Consolidated Statements of Cash Flows
                                For the Six Months Ended June 30, 1999 and 1998
                                                      (unaudited)

                                                                                               1999                   1998

Cash flows from operating activities:
    Net income                                                                        $      38,685,546              30,354,266
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                      21,781,052              11,384,555
          Deferred financing cost and debt premium amortization                                 125,466                  46,002
          Stock based compensation                                                            1,264,038               1,306,757
          Minority interest of exchangeable partnership units                                 1,338,511                 891,824
          Minority interest preferred unit distribution                                       3,250,002                       -
          Minority interest of limited partners                                                 747,033                 200,159
          Equity in income of investments in real estate partnerships                        (2,136,203)               (146,411)
          Gain on sale of real estate investments                                                     -             (10,746,097)
          Changes in assets and liabilities:
              Tenant receivables                                                             (9,255,288)               (676,428)
              Deferred leasing commissions                                                   (2,086,950)               (554,373)
              Other assets                                                                    1,791,661              (5,917,878)
              Tenants' security deposits                                                         70,943                 442,565
              Accounts payable and other liabilities                                          8,577,067               6,100,218
                                                                                       -----------------      ------------------
                 Net cash provided by operating activities                                   64,152,878              32,685,159
                                                                                       -----------------      ------------------

Cash flows from investing activities:
     Acquisition and development of real estate                                             (45,209,185)           (120,592,104)
     Acquisition of Pacific, net of cash acquired                                            (9,046,230)                      -
     Investment in real estate partnerships                                                 (10,104,935)            (21,276,350)
     Capital improvements                                                                    (6,648,509)             (2,842,069)
     Construction in progress for sale, net of reimbursement                                (30,934,188)             (1,013,407)
     Proceeds from sale of real estate investments                                                    -              30,662,197
     Distributions received from real estate partnership investments                            704,474                  21,123
                                                                                       -----------------      ------------------
                 Net cash used in investing activities                                     (101,238,573)           (115,040,610)
                                                                                       -----------------      ------------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                                     70,809               9,685,435
     Proceeds from issuance of exchangeable partnership units                                         -                   7,667
     Distributions to partnership unit holders                                               (1,634,263)               (897,817)
     Net distributions to limited partners in consolidated partnerships                        (458,450)               (157,292)
     Distributions to preferred unit holders                                                 (3,250,002)                      -
     Dividends paid to stockholders                                                         (40,570,029)            (24,361,304)
     Net proceeds from term notes                                                           249,845,300                       -
     Net proceeds from issuance of Series A preferrerd units                                          -              78,800,000
     (Repayment) proceeds from acquisition and development
        line of credit, net                                                                (145,351,875)             41,600,000
     Proceeds from mortgage loans payable                                                             -               7,345,000
     Repayment of mortgage loans payable                                                    (23,138,753)            (32,903,271)
     Deferred financing costs                                                                (3,565,034)               (616,359)
                                                                                       -----------------      ------------------
                 Net cash provided by financing activities                                   31,947,703              78,502,059
                                                                                       -----------------      ------------------

                 Net decrease in cash and cash equivalents                                   (5,137,992)             (3,853,392)

Cash and cash equivalents at beginning of period                                             19,919,693              16,586,094
                                                                                       -----------------      ------------------

Cash and cash equivalents at end of period                                            $      14,781,701              12,732,702

                                                                                       =================      ==================

                                          REGENCY REALTY CORPORATION
                                    Consolidated Statements of Cash Flows
                                 For the Six Months Ended June 30, 1999 and 1998
                                                  (unaudited)
                                                  -continued-

                                                                                             1999                   1998

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $3,935,000 and $1,700,000  in 1999 and 1998 respectively)                          $      21,346,560              12,414,983
                                                                                       =================      ==================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of Pacific and real estate                 $     402,582,015             113,945,176
                                                                                       =================      ==================

Common stock and exchangeable operating partnership units issued
  to acquire investments in real estate partnerships                                  $       1,949,020                       -
                                                                                       =================      ==================

Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                        $     771,351,617              33,938,977
                                                                                       =================      ==================

Other liabilities assumed to acquire Pacific                                          $      13,897,643                       -
                                                                                       =================      ==================



See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (unaudited)


1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Realty Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units of Regency Centers, L.P., ("RCLP" or the "Partnership") and partnership interests ranging from 51% to 93% in five majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interests in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

       The operating results of Pacific and the 1998 Acquisitions are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $153.8 and $144.9 million as of June 30, 1999 and 1998, respectively. Pro forma net income for common stockholders would have been $44.3 and $40.5 million as of June 30, 1999 and 1998, respectively. Pro forma basic net income per share would have been $.74 and $.68 as of June 30, 1999 and 1998, respectively. Pro forma diluted net income per share would have been $.74 and $.67, as of June 30, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

3.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Company had previously operated four office buildings, all of which were sold in 1998 (Office buildings segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Company assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO), on a diluted basis. The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company considers FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues and FFO for each of the reportable segments are summarized as follows for the six month periods ended as of June 30, 1999 and 1998.


                                                                          1999             1998


       Revenues:
         Retail segment                                          $       124,958,977      59,574,786
         Service operations segment                                        6,013,830       5,988,181
         Office buildings segment                                                  -         532,694
                                                                     ---------------- ----------------
            Total revenues                                       $       130,972,807      66,095,661
                                                                     ================ ================

       Funds from Operations:
         Retail segment net operating income                     $        95,965,547      45,384,373
         Service operations segment income                                 6,013,830       5,988,181
         Office buildings segment net operating income                             -         463,402

         Adjustments to calculate consolidated FFO:
           Interest expense                                             (27,992,343)     (13,455,183)
           Interest income                                                1,121,003          966,383
           Earnings from recurring land sales                                     -          901,854
           General and administrative and other expenses                 (9,305,893)      (7,262,449)
           Non-real estate depreciation                                    (391,511)        (285,147)
           Minority interests of limited partners                          (747,033)        (200,159)
           Minority interests in depreciation
            and amortization                                               (359,452)        (256,722)
           Share of joint venture depreciation
            and amortization                                                286,549          154,599
           Dividends on preferred units                                  (3,250,002)               -
                                                                     ---------------- ----------------
             Funds from Operations                                       61,340,695       32,399,132
                                                                     ---------------- ----------------

       Reconciliation to net income:
           Real estate related depreciation
            and amortization                                            (21,389,541)     (11,099,408)
           Minority interests in depreciation
            and amortization                                                359,452          256,722
           Share of joint venture depreciation
            and amortization                                               (286,549)        (154,599)
           Earnings from property sales                                           -        9,844,243
           Minority interests of exchangeable
             partnership units                                           (1,338,511)        (891,824)
                                                                     ---------------- ----------------

             Net income                                          $       38,685,546       30,354,266
                                                                     ================ ================

        Assets by reportable segment as of June 30, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

       Assets (in thousands):                       1999             1998
       ----------------------                       ----             ----
         Retail segment                 $        2,377,477        1,170,478
         Service operations segment                 84,535           20,870
         Office buildings segment                        -                -
         Cash and other assets                      61,795           48,759
                                           ---------------- ----------------
           Total assets                 $        2,523,807        1,240,107
                                           ================ ================

4.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at June 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                         1999            1998
                                                         ----            ----
 Notes Payable:
     Fixed rate mortgage loans               $        392,469         298,148
     Variable rate mortgage loans                      23,862          11,051
     Fixed rate unsecured loans                       370,944         121,296
                                                -------------- ---------------
           Total notes payable                        787,275         430,495
Acquisition and development line of credit            243,879         117,631
                                                -------------- ---------------
          Total                              $      1,031,154         548,126
                                                ============== ===============

       During February, 1999, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

       During 1999, the Company assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of June 30, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments


              1999                                     $           3,377         12,899          16,276
              2000                                                 5,711         98,590         104,301
              2001                                                 5,621        291,689         297,310
              2002                                                 4,943         44,120          49,063
              2003                                                 4,933         13,286          18,219
              Beyond 5 Years                                      42,205        490,225         532,430
              Net unamortized debt payments                            -         13,555          13,555
                                                          --------------- -------------- ---------------
                   Total                               $          66,790        964,364       1,031,154
                                                          =============== ============== ===============



       Unconsolidated partnerships and joint ventures had mortgage loans payable of $64.0 million at June 30, 1999, and the Company's proportionate share of these loans was $28.1 million.

5.     Stockholders' Equity

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. In conjunction with the acquisition of Pacific, SC-USREALTY exchanged their Pacific shares for 22.6 million Regency common shares. As of June 30, 1999, SC-USREALTY owned approximately 34.3 million shares of common stock or 57.5% of the outstanding common shares.

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

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended, June 30, 1999 and 1998 (in thousands except per share data):

                                                                                    1999            1998
       Basic Earnings Per Share (EPS) Calculation:
       Weighted average common shares outstanding                                      58,987          24,945
                                                                               =============== ===============

       Net income for common stockholders                                   $          24,330          10,798
       Less: dividends paid on Class B common stock                                                    (1,344)
                                                                                         (235)
                                                                               --------------- ---------------
       Net income for Basic EPS                                             $          24,095           9,454
                                                                               =============== ===============

       Basic EPS                                                                         0.41            0.38
                                                                               =============== ===============

       Diluted Earnings Per Share (EPS) Calculation:
       Weighted average shares outstanding for Basic EPS                               58,987          24,945
       Exchangeable operating partnership units                                         2,142           1,294
       Incremental shares to be issued under  common stock options using
           the Treasury Method                                                              6               -
       Contingent units or shares for the acquisition of real estate                        -             519
                                                                               --------------- ---------------
       Total diluted shares                                                            61,135          26,758
                                                                               =============== ===============

       Net income for Basic EPS                                             $          24,095           9,454
       Add: minority interest of exchangeable partnership units                           760             297
                                                                               --------------- ---------------
       Net income for Diluted EPS                                           $          24,855           9,751
                                                                               =============== ===============

       Diluted                                                              $
       EPS                                                                               0.41            0.36
                                                                               =============== ===============

         The Preferred Series 1 and Series 2 stock and the Class B common stock are not included in the above calculation because they are anti-dilutive.

       The following summarizes the calculation of basic and diluted earnings per share for the six month periods ended, June 30, 1999 and 1998 (in thousands except per share data):

                                                                                    1999            1998
       Basic Earnings Per Share (EPS) Calculation:
       Weighted average common shares outstanding                                      47,824          24,837
                                                                               =============== ===============

       Net income for common stockholders                                   $          37,786          30,354
       Less: dividends paid on Class B common stock                                   (1,410)         (2,689)
                                                                               --------------- ---------------
       Net income for Basic EPS                                             $          36,376          27,665
                                                                               =============== ===============

       Basic                                                                $
       EPS                                                                               0.76            1.11
                                                                               =============== ===============

       Diluted Earnings Per Share (EPS)Calculation:
       Weighted average shares outstanding for Basic                                   47,824          24,837
           EPS
       Exchangeable operating partnership units                                         1,924           1,135
       Incremental shares to be issued under  common stock options using
           the Treasury Method                                                              3               -
       Class B common stock                                                                 -           2,975
       Contingent units or shares for the acquisition of real estate                        -             428
                                                                               --------------- --------------
       Total diluted shares                                                            49,751          29,375
                                                                               =============== ===============

       Net income for Basic EPS                                             $          36,376          27,665
       Add:  Class B dividends                                                              -           2,689
       Add: minority interest of exchangeable partnership units                         1,338             892
                                                                               --------------- ---------------
       Net income for Diluted EPS                                           $          37,714          31,246
                                                                               =============== ===============

       Diluted                                                              $
       EPS                                                                               0.76            1.06
                                                                               =============== ===============

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

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 214 properties included in the Company's portfolio at June 30, 1999, 196 properties were owned either fee simple or through partnerships interests by RCLP. At June 30, 1999, the Company had an investment in real estate, at cost, of approximately $2.5 billion of which $2.4 billion or 95% was owned by RCLP.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Company's properties summarized by state (including properties under development) in order by their gross leasable areas (GLA) follows:


                                          June 30, 1999                                December 31, 1998
                                          -------------                                -----------------

   Location           # Properties           GLA           % Leased     # Properties         GLA           % Leased
   --------            ------------        ---------       --------     ------------     -----------       --------
   Florida                     48          5,894,467          90.5%            46          5,728,347        91.4%
   Texas                       30          4,084,686          85.6%             5           479,900         84.7%
   California                  36          3,820,264          96.0%             -              -              -
   Georgia                     27          2,718,554          93.1%            27          2,737,590        93.1%
   Ohio                        14          1,892,686          93.3%            13          1,786,521        93.4%
   North Carolina              12          1,241,633          97.5%            12          1,239,783        98.3%
   Colorado                     9           865,031           95.8%             5           447,569         89.4%
   Washington                   8           851,485           93.7%             -              -              -
   Oregon                       6           583,704           94.3%             -              -              -
   Alabama                      5           516,060           99.5%             5           516,060         99.0%
   Tennessee                    4           388,357           96.8%             4           295,179         96.8%
   Arizona                      2           326,984           99.8%             -              -              -
   Delaware                     1           232,752           96.1%             1           232,752         94.8%
   Kentucky                     1           205,060           92.3%             1           205,060         95.6%
   Virginia                     2           197,324           96.1%             2           197,324         97.7%
   Mississippi                  2           185,061           94.7%             2           185,061         97.6%
   Illinois                     1           178,600           85.9%             1           178,600         86.9%
   Michigan                     2           177,399           81.5%             2           177,929         81.5%
   South Carolina               2           162,056           98.2%             2           162,056         100.0%
   Missouri                     1            82,498           98.4%             1            82,498         99.8%
   Wyoming                      1            75,000           81.3%             -              -              -
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                   214         24,679,661         92.3%            129         14,652,229       92.9%
                          ============== =============== ================ ============== =============== =============

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Company's shopping centers or expected to occupy shopping centers currently under construction at June 30, 1999:

            Grocery Anchor      Number of          % of          % of Annualized
                                 Stores          Total GLA          Base Rent
          Kroger                    49             11.7%             10.42%
          Publix                    35              6.2%              4.29%
          Albertson's               14             3.1%               3.01%
          Winn-Dixie                17             3.2%               2.29%

Acquisition and Development of Shopping Centers

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


Results from Operations

Comparison of the six months ended June 30, 1999 to 1998

Revenues increased $64.9 million or 98% to $131 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $62.1 million during 1999. At June 30, 1999, the real estate portfolio contained approximately 24.7 million SF and was 92.3% leased. Minimum rent increased $50 million or 105%, and recoveries from tenants increased $13.7 million or 129%. On a same property basis (excluding Pacific, the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $4.7 million or 9.3%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $6 million in both 1999 and 1998. During 1998, the Company sold four office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating  expenses  increased  $27.2  million or 83% to $60.1  million in 1999.
Combined operating and maintenance, and real estate taxes increased $14.7 million or 103% during 1999 to $29 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $14.6 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $580,000 or 4.7%. General and administrative expenses increased 26% during 1999 to $8.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $10.4 million during 1999 or 91% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $28 million in 1999 from $13.5 million in 1998 or 108% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line and the assumption of debt for Pacific. Weighted average interest rates decreased .15% during 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $37.8 million in 1999 vs. $30.4 million in 1998, a $7.4 million or 24.5% increase for the reasons previously described. Diluted earnings per share in 1999 was $.76 vs. $1.06 in 1998 due to the gain offset by the dilutive impact from the increase in weighted average common shares and equivalents of 20.4 million primarily due to the acquisition of Pacific Retail Trust and the issuance of shares to SC-USREALTY during 1998.

Comparison of the three months ended June 30, 1999 to 1998

Revenues increased $44.4 million or 126% to $79.6 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $41.4 million during 1999. At June 30, 1999, the real estate portfolio contained approximately 24.7 million SF and was 92.3% leased. Minimum rent increased $33.1 million or 130%, and recoveries from tenants increased $9.3 million or 159%. On a same property basis (excluding Pacific, the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $3.2 million or 13%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $4.1 million in 1999 compared to $3.3 million in 1998, the increase is due primarily to a increase in brokerage fees. During 1998, the Company sold four office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $509,000 relating to the transaction in the second quarter of 1998, after recording a gain of $10.2 million in the first quarter of 1998. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $18 million or 105% to $35.1 million in 1999. Combined operating and maintenance, and real estate taxes increased $9.9 million or 134% during 1999 to $17.2 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $9.7 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $430,000 or 7.1%. General and administrative expenses increased 46% during 1999 to $5.1 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $6.4 million during 1999 or 109% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $17.2 million in 1999 from $8 million in 1998 or 114% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line and the assumption of debt for Pacific. Weighted average interest rates decreased .15% during 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.



Net income for common stockholders was $24.3 million in 1999 vs. $10.8 million in 1998, a $13.5 million or 125% increase for reasons previously described. Diluted earnings per share in 1999 was $.41 vs. $.36 in 1998 due to the increase in net income offset by the dilutive impact from the increase in weighted average common shares and equivalents of 34.4 million primarily due to the acquisition of Pacific Retail Trust and the issuance of shares to SC-USREALTY during 1998.

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

FFO increased by 89% from 1998 to 1999 as a result of the activity discussed above under "Results of Operations". FFO for the six months ended June 30, 1999 and 1998 are summarized in the following table (in thousands):

                                                     1999         1998
                                                  ------------ ------------

Net income for common stockholders             $       37,786       30,354

  Real estate depreciation and amortization            21,317       10,997
  (Gain) on sale of operating property                      -       (9,844)

  Convertible preferred stock distribution                900            -

  Minority interests in net income of
    exchangeable partnership units                      1,338          892
                                                  ------------ ------------
Funds from operations                          $       61,341       32,399
                                                  ============ ============

Cash flow provided by (used in):
  Operating activities                         $       64,153       32,685
  Investing activities                               (101,239)    (115,041)
  Financing activities                                 31,948       78,502

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $64.2 million and $32.7 million for the six months ended June 30, 1999 and 1998, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $6.6 million and $2.8 million, during 1999 and 1998, respectively. The Company paid scheduled principal payments of $2.7 million and $1.6 during 1999 and 1998, respectively. The Company paid dividends and distributions of $45.5 million and $25.3 million, during 1999 and 1998, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $101.2 million and $115.0 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $31.9 million and $78.5 million during 1999 and 1998, respectively. At June 30, 1999, the Company had 45 retail properties under construction or undergoing major renovations, with costs to date of $203 million. Total committed costs necessary to complete the properties under development is estimated to be $174 million and will be expended through 1999 and 2000.

The Company's outstanding debt at June 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                1999            1998
                                         -------------- ---------------
Notes Payable:
    Fixed rate mortgage loans         $        392,469         298,148
    Variable rate mortgage loans                23,862          11,051
    Fixed rate unsecured loans                 370,944         121,296
                                         -------------- ---------------
          Total notes payable                  787,275        430,495
Acquisition and development line
   of credit                                   243,879        117,631
                                         -------------- ---------------
         Total                        $      1,031,154        548,126
                                         ============== ===============

The weighted average interest rate on total debt at June 30, 1999 and December 31, 1998 and was 7.2% and 7.4%, respectively. The Company's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

During February, 1999, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

During 1999, the Company assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of June 30, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments
                                                          --------------- -------------- ---------------

                     1999                              $           3,377         12,899          16,276
                     2000                                          5,711         98,590         104,301
                     2001                                          5,621        291,689         297,310
                     2002                                          4,943         44,120          49,063
                     2003                                          4,933         13,286          18,219
                     Beyond 5 Years                               42,205        490,225         532,430
              Net unamortized debt payments                            -         13,555          13,555

                                                          --------------- -------------- ---------------
                   Total                               $          66,790        964,364       1,031,154
                                                          =============== ============== ===============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $64.0 million at June 30, 1999 and the Company's proportionate share of these loans was $28.1 million.

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

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe FAS 133 will materially effect its financial statements.

Environmental Matters

The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Company has approximately 38 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

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

The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants, financial institutions, and utility companies.


The Company's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We have tested, and remedied as needed, our general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, and 70% of our personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact operations or operating results.

An assessment of the Company's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems are in the process of being replaced. All such replacements will be completed prior to September 30, 1999. It is expected that the additional costs associated with these replacements will be less than $100,000.

The Company has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which the Company is vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants and financial institutions and 98% of the utility companies that provide service to our shopping centers. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of the Company.

Management believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that the Company deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on the Company.

While the Company does not expect major business interruptions as a result of the Year 2000 issue, we are currently developing a formal Year 2000 contingency plan, which is expected to be in place by November 1999.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has no plans to enter into derivative or interest rate transactions for speculative purposes, and at June 30, 1999, the Company did not have any borrowings hedged with derivative financial instruments.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                       Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----
Fixed rate debt                      $3,317     104,170     42,660      49,063     18,218     532,430     749,858    763,413
Average interest rate for all debt    7.73%      7.81%       7.78%      7.70%      7.66%       7.81%         -          -

Variable rate LIBOR debt             12,959       132       254,650       -          -           -        267,741    267,741
Average interest rate for all debt    6.13%      6.13%         -          -          -           -           -          -


As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

Item 1.  Legal Proceedings

         None


Item 4.  Submission of Matters to a Vote of Security Holders
       None


Item 6 Exhibits and Reports on Form 8-K:


3         Articles of Incorporation
          (a) Restated Articles of Incorporation of Regency Realty Corporation as amended to date. (i) Amendment to Restated Articles of Incorporation of Regency Realty Corporation as amended to date. (ii) Amendment to Restated Articles of Incorporation, as last amended February 28, 1999.


10.       Material Contracts

                  Purchase and sale agreement, dated September 25, 1998 between James Center Associates, L.P. and Pacific Retail Trust (prior to merger) relating to the acquisition of James Center Shopping Center.
          (a)     Long-term Omnibus Plan, as last amended to date.

          Reports on Form 8-K
          None

27.       Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  August 10, 1999                      REGENCY REALTY CORPORATION



                                        By:       /s/  J. Christian Leavitt
                                                  Senior Vice President
                                                  and Secretary