Form 10-Q
period 1999-09-30
REGENCY REALTY CORP
filed 1999-11-08
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 1999

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

As of November 8, 1999, there were 59,263,998 shares outstanding of the Registrant's common stock.

Part I.
Item 1.  Financial Statements

                                                REGENCY REALTY CORPORATION
                                              Consolidated Balance Sheets
                                       September 30, 1999 and December 31, 1998


                                                                                    1999                    1998
                                                                                    ----                    ----
                                                                                (unaudited)

Assets
Real estate investments, at cost:
     Land                                                                   $      560,100,560             257,669,018
     Buildings and improvements                                                  1,817,570,069             925,514,995
     Construction in progress - development for investment                          81,899,349              15,647,659
     Construction in progress - development for sale                               110,868,541              20,869,915
                                                                              -----------------       -----------------
                                                                                 2,570,438,519           1,219,701,587
     Less:  accumulated depreciation                                                92,323,612              58,983,738
                                                                              -----------------       -----------------
                                                                                 2,478,114,907           1,160,717,849
     Investments in real estate partnerships                                        58,567,208              30,630,540
                                                                              -----------------       -----------------
          Net real estate investments                                            2,536,682,115           1,191,348,389

Cash and cash equivalents                                                           23,584,820              19,919,693
Tenant receivables, net of allowance for uncollectible accounts of
     $1,632,837 and $1,787,686 at September 30, 1999 and
     December 31, 1998, respectively                                                29,766,946              16,758,917
Deferred costs, less accumulated amortization of $7,641,567 and
     $5,295,336 at September 30, 1999 and December 31, 1998                         12,051,673               6,872,023
Other assets                                                                         6,400,533               5,208,278
                                                                              -----------------       -----------------
                                                                            $    2,608,486,087           1,240,107,300
                                                                              =================       =================
Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                                 774,819,893             430,494,910
     Acquisition and development line of credit                                    144,179,310             117,631,185
     Accounts payable and other liabilities                                         41,464,665              19,936,424
     Tenants' security and escrow deposits                                           7,539,864               3,110,370
                                                                              -----------------       -----------------
          Total liabilities                                                        968,003,732             571,172,889
                                                                              -----------------       -----------------

Preferred units                                                                    284,050,000              78,800,000
Exchangeable operating partnership units                                            44,906,443              27,834,330
Limited partners' interest in consolidated partnerships                             10,580,517              11,558,618
                                                                              -----------------       -----------------
          Total minority interest                                                  339,536,960             118,192,948
                                                                              -----------------       -----------------

Stockholders' equity:
     Convertible Preferred stock  Series 1 and paid in capital $.01 par value per share: 542,532 shares authorized issued and
      outstanding; liquidation preference $20.83 per share                          12,654,570                       -
     Convertible Preferred stock  Series 2 and paid in capital $.01 par value per share: 1,502,532 shares authorized;  960,000 shares
     issued and outstanding, liquidation preference $20.83 per share                22,392,000                       -
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 59,586,075 and 25,488,989 shares issued and
        outstanding at September 30, 1999 and December 31, 1998                        595,861                 254,889
     Special common stock - 10,000,000 shares authorized: Class B
        $.01 par value per share, 2,500,000 shares issued
        and outstanding at December 31, 1998                                                 -                  25,000
     Additonal paid in capital                                                   1,302,393,185             578,466,708
     Distributions in excess of net income                                         (25,622,779)            (19,395,744)
     Stock loans                                                                   (11,467,442)             (8,609,390)
                                                                              -----------------       -----------------
          Total stockholders' equity                                             1,300,945,395             550,741,463
                                                                              -----------------       -----------------

Commitments and contingencies
                                                                            $    2,608,486,087           1,240,107,300
                                                                              =================       =================


See accompanying notes to consolidated financial statements

                                         REGENCY REALTY CORPORATION
                                   Consolidated Statements of Operations
                          For the Three Months ended September 30, 1999 and 1998
                                              (unaudited)


                                                                                    1999                    1998
                                                                                    ----                    ----

Revenues:
     Minimum rent                                                           $       58,700,840              27,162,566
     Percentage rent                                                                   274,372                 173,589
     Recoveries from tenants                                                        14,535,041               6,419,085
     Management, leasing and brokerage fees                                          4,540,031               3,079,485
     Equity in income of investments in
        real estate partnerships                                                     1,218,075                 364,779
                                                                              -----------------       ----------------
           Total revenues                                                           79,268,359              37,199,504
                                                                              -----------------       -----------------

Operating expenses:
     Depreciation and amortization                                                  13,112,164               6,600,399
     Operating and maintenance                                                      10,560,095               4,605,159
     General and administrative                                                      4,795,323               3,325,878
     Real estate taxes                                                               7,679,217               3,263,624
     Other expenses                                                                    375,000                  50,000
                                                                              -----------------
           Total operating expenses                                                 36,521,799              17,845,060
                                                                              -----------------       -----------------

Interest expense (income):
     Interest expense                                                               15,575,115               7,293,863
     Interest income                                                                  (491,730)               (418,671)
                                                                              -----------------       -----------------
           Net interest expense                                                     15,083,385               6,875,192
                                                                              -----------------       -----------------

           Income before minority interests and sale
             of real estate investments                                             27,663,175              12,479,252

Loss on sale of real estate investments                                                      -                  (8,871)
                                                                              -----------------       -----------------

           Income before minority interests                                         27,663,175              12,470,381

Minority interest of exchangeable partnership units                                   (769,851)               (486,954)
Minority interest of limited partners                                                   83,702                (189,385)
Minority interest preferred unit distribution                                       (2,334,376)             (1,733,333)
                                                                              -----------------       -----------------

           Net income                                                               24,642,650              10,060,709

Preferred stock dividends                                                             (677,165)                      -
                                                                              -----------------       -----------------

           Net income for common stockholders                               $       23,965,485              10,060,709
                                                                              =================       =================


Net income per share:
           Basic                                                            $             0.40                    0.34
                                                                              =================       =================
           Diluted                                                          $             0.40                    0.34
                                                                              =================       =================


See accompanying notes to consolidated financial statements

                                         REGENCY REALTY CORPORATION
                                    Consolidated Statements of Operations
                         For the Nine Months ended September 30, 1999 and 1998
                                              (unaudited)


                                                                                    1999                    1998
                                                                                    ----                    ----

Revenues:
     Minimum rent                                                           $      156,322,933              74,823,359
     Percentage rent                                                                 1,150,840               1,835,450
     Recoveries from tenants                                                        38,859,254              17,057,500
     Management, leasing and brokerage fees                                         10,553,861               9,067,666
     Equity in income of investments in
        real estate partnerships                                                     3,354,278                 511,189
                                                                              -----------------       -----------------
           Total revenues                                                          210,241,166             103,295,164
                                                                              -----------------       -----------------

Operating expenses:
     Depreciation and amortization                                                  34,893,216              17,984,954
     Operating and maintenance                                                      27,361,566              13,077,060
     General and administrative                                                     13,576,216              10,288,327
     Real estate taxes                                                              19,871,176               9,051,428
     Other expenses                                                                    900,000                 350,000
                                                                              -----------------       -----------------
           Total operating expenses                                                 96,602,174              50,751,769
                                                                              -----------------       -----------------

Interest expense (income):
     Interest expense                                                               43,567,458              20,749,045
     Interest income                                                                (1,612,733)             (1,385,054)
                                                                              -----------------       -----------------
           Net interest expense                                                     41,954,725              19,363,991
                                                                              -----------------       -----------------

           Income before minority interests and sale
             of real estate investments                                             71,684,267              33,179,404

Gain on sale of real estate investments                                                      -              10,737,226
                                                                              -----------------       -----------------

           Income before minority interests                                         71,684,267              43,916,630

Minority interest of exchangeable partnership units                                 (2,108,362)             (1,378,778)
Minority interest of limited partners                                                 (663,331)               (389,544)
Minority interest preferred unit distribution                                       (5,584,378)             (1,733,333)
                                                                              -----------------       -----------------

           Net income                                                               63,328,196              40,414,975

Preferred stock dividends                                                           (1,577,165)                      -
                                                                              -----------------       -----------------

           Net income for common stockholders                               $       61,751,031              40,414,975
                                                                              =================       =================


Net income per share:
           Basic                                                            $             1.16                    1.45
                                                                              =================       =================
           Diluted                                                          $             1.16                    1.42
                                                                              =================       =================


See accompanying notes to consolidated financial statements

                                        REGENCY REALTY CORPORATION
                           Consolidated Statement of Stockholders' Equity
                            For the Nine Months ended September 30, 1999
                                               (unaudited)








                                                                                                Class B      Additional
                                                     Series 1        Series 2       Common       Common        Paid In
                                                   Preferred Stock Preferred Stock  Stock        Stock         Capital
                                                   --------------- --------------- ---------  ------------  ---------------

Balance at
     December 31, 1998                           $             -              -      254,889       25,000     578,466,708
Common stock issued as
     compensation or purchased by
     directors or officers                                     -              -        2,085            -       2,140,046
Common stock issued or cancelled
     under stock loans                                         -              -         (498)           -      (1,234,741)
Common stock issued for
     partnership units exchanged                               -              -        3,961            -       7,591,712
Common stock issued for
     class B conversion                                        -              -       29,755      (25,000)         (4,755)
Preferred stock issued to
     acquire Pacific Retail Trust                     12,654,570     22,392,000            -            -               -
Common stock issued to
     acquire Pacific Retail Trust                              -              -      305,669            -     715,434,215
Cash dividends declared:
     Common stock $.46 per share
     and preferred stock                                       -              -            -            -               -
Net income                                                     -              -            -            -               -
                                                   --------------   ------------  -----------  -----------  --------------
   Balance at
     September 30, 1999                          $    12,654,570     22,392,000      595,861            -   1,302,393,185
                                                   ==============   ============  ===========  ===========  ==============




See accompanying notes to consolidated financial statements.

                       REGENCY REALTY CORPORATION
                Consolidated Statement of Stockholders' Equity
                For the Nine Months ended September 30, 1999
                             (unaudited)
                              continued


                                                     Distributions                        Total
                                                      in exess of        Stock        Stockholders'
                                                      Net Income         Loans           Equity
                                                     --------------  --------------  ----------------

Balance at
     December 31, 1998                           $     (19,395,744)     (8,609,390)      550,741,463
Common stock issued as
     compensation or purchased by
     directors or officers                                       -               -         2,142,131
Common stock issued or cancelled
     under stock options                                         -       1,140,902           (94,337)
Common stock issued for
     partnership units exchanged                                 -               -         7,595,673
Common stock issued for
     class B conversion                                          -               -                 -
Preferred stock issued to
     acquire Pacific Retail Trust                                -               -        35,046,570
Common stock issued to
     acquire Pacific Retail Trust                                -      (3,998,954)      711,740,930
Cash dividends declared:
     Common stock $.46 per share
     and preferred stock                               (69,555,231)              -       (69,555,231)
Net income                                              63,328,196               -        63,328,196
                                                     --------------  --------------  ----------------

   Balance at
     September 30, 1999                          $     (25,622,779)    (11,467,442)    1,300,945,395
                                                     ==============  ==============  ================



See accompanying notes to consolidated financial statements.

                                            REGENCY REALTY CORPORATION
                                      Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 1999 and 1998
                                                 (unaudited)

                                                                                     1999                  1998
                                                                                     ----                  ----

Cash flows from operating activities:
    Net income                                                                  $    63,328,196            40,414,975
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                              34,893,216            17,984,954
          Deferred financing cost and debt premium amortization                         347,204              (510,223)
          Stock based compensation                                                    1,921,831             1,921,484
          Minority interest of exchangeable partnership units                         2,108,362             1,378,778
          Minority interest preferred unit distribution                               5,584,378             1,733,333
          Minority interest of limited partners                                         663,331               389,544
          Equity in income of investments in real estate partnerships                (3,354,278)             (511,189)
          Gain on sale of real estate investments                                             -           (10,737,226)
          Changes in assets and liabilities:
              Tenant receivables                                                     (9,368,533)           (6,559,473)
              Deferred leasing commissions                                           (3,378,467)           (1,491,666)
              Other assets                                                            1,439,804            (6,508,924)
              Tenants' security deposits                                                711,577               608,197
              Accounts payable and other liabilities                                  5,347,438            15,508,988
                                                                                ----------------      ----------------
                 Net cash provided by operating activities                          100,244,059            53,621,552
                                                                                ----------------      ----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                     (88,033,694)         (174,869,327)
     Acquisition of Pacific, net of cash acquired                                    (9,046,230)                    -
     Investment in real estate partnerships                                         (23,714,109)          (23,337,738)
     Capital improvements                                                           (10,894,912)           (4,825,026)
     Construction in progress for sale, net of reimbursement                        (57,267,676)            3,445,834
     Proceeds from sale of real estate investments                                            -            30,662,197
     Distributions received from real estate partnership investments                    704,474                35,844
                                                                                ----------------      ----------------
                 Net cash used in investing activities                             (188,252,147)         (168,888,216)
                                                                                ----------------      ----------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                            105,809             9,733,060
     Proceeds from issuance of exchangeable partnership units                                 -                 7,694
     Redemption of partnership units                                                 (1,377,523)                    -
     Net distributions to limited partners in consolidated partnerships                (940,763)             (234,577)
     Distributions to partnership unit holders                                       (2,576,197)           (1,471,599)
     Distributions to preferred unit holders                                         (5,584,378)           (1,733,333)
     Dividends paid to common stockholders                                          (67,978,066)          (36,913,032)
     Dividends paid to preferred stockholders                                        (1,352,165)                    -
     Net proceeds from term notes                                                   249,845,300            99,758,000
     Net proceeds from issuance of preferred units                                  205,250,000            78,800,000
     Repayment of acquisition and development
        line of credit, net                                                        (245,051,875)           (2,200,000)
     Proceeds from mortgage and construction loans payable                            2,555,836             7,345,000
     Repayment of mortgage loans payable                                            (36,875,935)          (34,765,133)
     Deferred financing costs                                                        (4,346,828)           (1,244,787)
                                                                                ----------------      ----------------
                 Net cash provided by financing activities                           91,673,215           117,081,293
                                                                                ----------------      ----------------

                 Net increase in cash and cash equivalents                            3,665,127             1,814,629

Cash and cash equivalents at beginning of period                                     19,919,693            16,586,094
                                                                                ----------------      ----------------

Cash and cash equivalents at end of period                                      $    23,584,820            18,400,723
                                                                                ================      ================


                                      REGENCY REALTY CORPORATION
                                      Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 1999 and 1998
                                                  (unaudited)
                                                 -continued-

                                                                                     1999                  1998
                                                                                     ----                  ----


Supplemental  disclosure of cash flow  information - cash paid for interest
(net of capitalized interest of approximately
   $7,485,000 and $3,447,000  in 1999 and 1998 respectively)                    $    43,333,640            17,660,318
                                                                                ================      ================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of Pacific and real estate           $   402,582,015           131,858,223
                                                                                ================      ================

Common stock and exchangeable operating partnership units issued
  to acquire investments in real estate partnerships                            $     1,949,020                     -
                                                                                ================      ================

Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                  $   771,351,617            34,957,703
                                                                                ================      ================

Other liabilities assumed to acquire Pacific                                    $    13,897,643                     -
                                                                                ================      ================



See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                  (unaudited)


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

       The operating results of Pacific and the 1998 Acquisitions are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $233 and $217 million as of September 30, 1999 and 1998, respectively. Pro forma net income for common stockholders would have been $68.2 and $60.8 million as of September 30, 1999 and 1998, respectively. Pro forma basic net income per share would have been $1.14 and $1.02 as of September 30, 1999 and 1998, respectively. Pro forma diluted net income per share would have been $1.14 and $1.00, as of September 30, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

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

       The accounting policies of the segments are the same as those described in note 1. The revenues and FFO for each of the reportable segments are summarized as follows for the nine month periods ended September 30, 1999 and 1998.

                                                                          1999             1998
                                                                          ----             ----

       Revenues:
         Retail segment                                          $       199,687,305       93,694,804
         Service operations segment                                       10,553,861        9,067,666
         Office buildings segment                                                  -          532,694
                                                                     ---------------- ----------------
            Total revenues                                       $       210,241,166      103,295,164
                                                                     ================ ================

       Funds from Operations:
         Retail segment net operating income                     $       152,454,563       71,635,608
         Service operations segment income                                10,553,861        9,067,666
         Office buildings segment net operating income                            -           463,402
      Adjustments to calculate consolidated FFO:
           Interest expense                                              (43,567,458)     (20,749,045)
           Interest income                                                 1,612,733        1,385,054
           Earnings from recurring land sales                                      -          901,854
            General and administrative and other expenses                (14,476,216)     (10,638,327)
           Non-real estate depreciation                                     (661,600)        (464,949)
           Minority interests of limited partners                           (663,331)        (389,544)
           Minority interests in depreciation
            and amortization                                                (433,578)        (385,924)
           Share of joint venture depreciation
            and amortization                                                 461,768          447,841
           Dividends on preferred units                                   (5,584,378)      (1,733,333)
                                                                     ---------------- ----------------
             Funds from Operations                                        99,696,364       49,540,303
                                                                     ---------------- ----------------

       Reconciliation to net income:
           Real estate related depreciation
            and amortization                                            (34,231,616)     (17,520,005)
           Minority interests in depreciation
            and amortization                                                433,578          385,924
           Share of joint venture depreciation
            and amortization                                               (461,768)        (447,841)
           Earnings from property sales                                           -        9,835,372
           Minority interests of exchangeable
             partnership units                                           (2,108,362)      (1,378,778)
                                                                     ---------------- ----------------

             Net income                                          $        63,328,196      40,414,975
                                                                     ================ ================

        Assets by reportable segment as of September 30, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

       Assets (in thousands):                            1999               1998
       ----------------------                            ----               ----
         Retail segment                      $        2,425,814        1,170,478
         Service operations segment                     110,869           20,870
         Cash and other assets                           71,803           48,759
                                               ----------------  ---------------
           Total assets                 $             2,608,486        1,240,107
                                               ================ ================

4.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at September 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                           1999            1998
                                                           ----            ----
    Notes Payable:
        Fixed rate mortgage loans               $        390,476         298,148
        Variable rate mortgage loans                      13,517          11,051
        Fixed rate unsecured loans                       370,827         121,296
                                                      -----------    -----------
              Total notes payable                        774,820         430,495
    Acquisition and development line of credit           144,179         117,631
                                                     ------------   ------------
          Total                                $         918,999         548,126
                                                     ============   ============

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

       As of September 30, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments
                                                          --------------- -------------- ---------------
              1999                                     $           1,718              -           1,718
              2000                                                 5,711         98,608         104,319
              2001                                                 5,621        194,572         200,193
              2002                                                 4,943         44,114          49,057
              2003                                                 4,933         13,301          18,234
              Beyond 5 Years                                      42,210        490,227         532,437
              Net unamortized debt payments                            -         13,041          13,041
                                                          --------------- -------------- ---------------
                   Total                               $          65,136        853,863         918,999
                                                          =============== ============== ===============

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $54.9 million at September 30, 1999, and the Company's proportionate share of these loans was $23.5 million.

5.     Stockholders' Equity and Minority Interest

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. In conjunction with the acquisition of Pacific, SC-USREALTY exchanged their Pacific shares for 22.6 million Regency common shares. As of September 30, 1999, SC-USREALTY owned approximately 34.3 million shares of common stock or 57.5% of the outstanding common shares.

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

       On September 3, 1999, the Company through RCLP issued $85 million of 8.75% Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 850,000 Series B Preferred Units for $100.00 per unit. The Series B Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 3, 2009, the Series B Preferred Units may be exchanged for shares of 8.75% Series B Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series B Preferred Stock for one Series B Preferred Unit. The Series B Preferred Units and Series B Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

       On September 3, 1999, the Company through RCLP issued $75 million of 9.0% Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 750,000 Series C Preferred Units for $100.00 per unit. The Series C Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.0%. At any time after September 3, 2009, the Series C Preferred Units may be exchanged for shares of 9.0% Series C Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series C Preferred Stock for one Series C Preferred Unit. The Series C Preferred Units and Series C Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

       On September 29, 1999, the Company through RCLP issued $50 million of 9.125% Series D Cumulative Redeemable Preferred Units ("Series D Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 500,000 Series D Preferred Units for $100.00 per unit. The Series D Preferred Units, which may be called by the Partnership at par on or after September 29, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. At any time after September 29, 2009, the Series D Preferred Units may be exchanged for shares of 9.125% Series D Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series D Preferred Stock for one Series D Preferred Unit. The Series D Preferred Units and Series D Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

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

       During the fourth quarter, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions.

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended, September 30, 1999 and 1998 (in thousands except per share data):

                                                                                    1999            1998
                                                                                    ----            ----
       Basic Earnings Per Share (EPS) Calculation:
       Weighted average common shares outstanding                                      59,572          25,457
                                                                               --------------- ---------------

       Net income for common stockholders                                   $          23,965          10,061
       Less: dividends paid on Class B common stock                                         -          (1,344)
                                                                               --------------- ---------------
       Net income for Basic EPS                                             $          23,965           8,717
                                                                               =============== ===============

       Basic EPS                                                            $            0.40            0.34
                                                                               =============== ===============

       Diluted Earnings Per Share (EPS) Calculation:
       Weighted average shares outstanding for Basic EPS                               59,572          25,457
       Exchangeable operating partnership units                                         2,085           1,307
       Incremental shares to be issued under  common stock options using
           the Treasury Method                                                              5               -
       Contingent units or shares for the acquisition of real estate                        -             493
                                                                               --------------- ---------------
       Total diluted shares                                                            61,662          27,257
                                                                               =============== ===============

       Net income for Basic EPS                                             $          23,965           8,717
       Add: minority interest of exchangeable partnership units                           770             487
                                                                               --------------- ---------------
       Net income for Diluted EPS                                           $          24,735           9,204
                                                                               =============== ===============

       Diluted EPS                                                          $            0.40            0.34
                                                                               =============== ===============

         The Preferred Series 1 and Series 2 stock and the Class B common stock are not included in the above calculation because their effects are anti-dilutive.

       The following summarizes the calculation of basic and diluted earnings per share for the nine month periods ended, September 30, 1999 and 1998 (in thousands except per share data):

                                                                                    1999            1998
                                                                                    ----            ----

       Basic Earnings Per Share (EPS) Calculation:
       Weighted average common shares outstanding                                      51,796          25,045
                                                                               --------------- ---------------

       Net income for common stockholders                                   $          61,751          40,415
       Less: dividends paid on Class B common stock                                    (1,410)         (4,033)
                                                                               --------------- ---------------
       Net income for Basic EPS                                             $          60,341          36,382
                                                                               --------------- ---------------

       Basic EPS                                                            $            1.16            1.45
                                                                               =============== ===============

       Diluted Earnings Per Share (EPS)Calculation:
       Weighted average shares outstanding for Basic EPS                               51,796          25,045
       Exchangeable operating partnership units                                         1,979           1,193
       Incremental shares to be issued under  common stock options using
          the Treasury Method                                                               4               -
       Contingent units or shares for the acquisition of real estate                        -             418
                                                                               --------------- ---------------
       Total diluted shares                                                            53,779          26,656
                                                                               =============== ===============

       Net income for Basic EPS                                             $          60,341          36,382
       Add: minority interest of exchangeable partnership units                         2,108           1,379
                                                                               --------------- ---------------
       Net income for Diluted EPS                                           $          62,449          37,761
                                                                               =============== ===============

       Diluted EPS                                                          $            1.16            1.42
                                                                               =============== ===============

The Preferred Series 1 and Series 2 stock and the Class B common stock are not included in the above calculation because their effects are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated   Financial   Statements   and  Notes  thereto  of  Regency  Realty
Corporation ("Regency" or "Company") appearing elsewhere within.

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at September 30, 1999, 198 properties were owned either fee simple or through partnerships interests by RCLP. At September 30, 1999, the Company had an investment in real estate, at cost, of approximately $2.5 billion of which $2.4 billion or 95% was owned by RCLP.

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

                                        September 30, 1999                             December 31, 1998
                                        ------------------                             -----------------
         Location         # Properties          GLA          % Leased     # Properties        GLA           % Leased
         --------         ------------        ---------      --------     ------------    -----------       --------

   Florida                     48          5,896,902          91.4%            46          5,728,347         91.4%
   Texas                       30          4,103,182          86.6%             5            479,900         84.7%
   California                  36          3,820,946          97.5%             -                  -            -
   Georgia                     27          2,715,350          93.5%            27          2,737,590         93.1%
   Ohio                        14          1,890,510          92.9%            13          1,786,521         93.4%
   North Carolina              12          1,241,634          97.7%            12          1,239,783         98.3%
   Washington                   9          1,066,962          87.4%             -                  -            -
   Colorado                    10            902,848          92.5%             5            447,569         89.4%
   Oregon                       6            583,464          94.1%             -                  -            -
   Alabama                      5            516,060          99.5%             5            516,060         99.0%
   Tennessee                    4            388,357          99.2%             4            295,179         96.8%
   Arizona                      2            326,984          99.7%             -                  -             -
   Delaware                     1            232,752          97.6%             1            232,752         94.8%
   Kentucky                     1            205,060          91.3%             1            205,060         95.6%
   Virginia                     2            197,324          96.1%             2            197,324         97.7%
   Mississippi                  2             185,06          96.6%             2            185,061         97.6%
   Illinois                     1            178,600          85.9%             1            178,600         86.9%
   Michigan                     2            177,316          81.5%             2            177,929         81.5%
   South Carolina               2            162,056          98.2%             2            162,056        100.0%
   Missouri                     1             82,498          98.4%             1             82,498         99.8%
   Wyoming                      1             75,000          81.3%             -                  -             -
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                   216         24,948,866         92.6%           129          14,652,229        92.9%
                          ============== =============== ================ ============== =============== =============

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Company's shopping centers or expected to occupy shopping centers currently under construction at September 30, 1999:

            Grocery Anchor      Number of          % of          % of Annualized
                                 Stores          Total GLA          Base Rent
           --------------      ----------       ----------        --------------
          Kroger                    53            12.3%              10.85%
          Publix                    36             6.4%               4.33%
          Safeway                   27             5.1%               4.41%
          Winn-Dixie                16             3.0%               2.08%

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

Results from Operations

Comparison of the nine months ended September 30, 1999 to 1998

Revenues increased $106.9 million or 104% to $210.2 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $101.2 million during 1999. At September 30, 1999, the real estate portfolio contained approximately 24.9 million SF and was 92.6% leased. Minimum rent increased $81.5 million or 109%, and recoveries from tenants increased $21.8 million or 128%. On a same property basis (excluding Pacific, the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $4.8 million or 6%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $10.6 million and $9.1 million in 1999 and 1998, respectively. During 1998, the Company sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating  expenses  increased  $45.9  million or 90% to $96.6  million in 1999.
Combined operating and maintenance, and real estate taxes increased $25.1 million or 113% during 1999 to $47.2 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $24.4 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $860,000 or 4.5%. General and administrative expenses increased 32% during 1999 to $13.6 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $16.9 million during 1999 or 94% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $43.6 million in 1999 from $20.7 million in 1998 or 110% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line, the assumption of debt for Pacific and the debt offerings completed in 1999. Weighted average interest rates decreased .15% during 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $61.8 million in 1999 vs. $40.4 million in 1998, a $21.3 million or 53% increase for the reasons previously described. Diluted earnings per share in 1999 was $1.16 vs. $1.42 in 1998 due to the gain offset by the dilutive impact from the increase in weighted average common shares and equivalents of 27.1 million primarily due to the acquisition of Pacific Retail Trust and the issuance of shares to SC-USREALTY during 1998.

Comparison of the three months ended September 30, 1999 to 1998

Revenues increased $42.1 million or 113% to $79.3 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $39.1 million during 1999. Minimum rent increased $31.5 million or 116%, and recoveries from tenants increased $8.1 million or 126%. On a same property basis (excluding Pacific, the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $1.6 million or 6%, primarily due to higher base rents. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $4.5 million in 1999 compared to $3.1 million in 1998, the increase is due primarily to a increase in brokerage fees.

Operating expenses increased $18.7 million or 105% to $36.5 million in 1999. Combined operating and maintenance, and real estate taxes increased $10.4 million or 132% during 1999 to $18.2 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $9.8 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $550,000 or 8.8%. General and administrative expenses increased 44% during 1999 to $4.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $6.5 million during 1999 or 99% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $15.6 million in 1999 from $7.3 million in 1998 or 114% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line and the assumption of debt for Pacific and the debt offerings completed in 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $24 million in 1999 vs. $10.1 million in 1998, a $13.9 million or 138% increase for reasons previously described. Diluted earnings per share in 1999 was $.40 vs. $.34 in 1998 due to the increase in net income offset by the dilutive impact from the increase in weighted average common shares and equivalents of 34.4 million primarily due to the acquisition of Pacific Retail Trust and the issuance of shares to SC-USREALTY during 1998.

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

FFO increased by 101% from 1998 to 1999 as a result of the activity discussed above under "Results of Operations". FFO for the nine months ended September 30, 1999 and 1998 are summarized in the following table (in thousands):

                                                       1999         1998
                                                  ------------ ------------

Net income for common stockholders             $       61,751       40,415

  Real estate depreciation and amortization            34,260       17,582
  (Gain) on sale of operating property                      -       (9,835)
  Convertible preferred dividends                       1,577            -
  Minority interests in net income of
    exchangeable partnership units                      2,108        1,378
                                                  ------------ ------------
Funds from operations - diluted                $       99,696       49,540
                                                  ============ ============

Cash flow provided by (used in):
  Operating activities                         $      100,244       53,622
  Investing activities                               (188,252)    (168,888)
  Financing activities                                 91,673      117,081

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $100.2 million and $53.6 million for the nine months ended September 30, 1999 and 1998, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $10.9 million and $4.8 million, during 1999 and 1998, respectively. The Company paid scheduled principal payments of $4.3 million and $2.3 during 1999 and 1998, respectively. The Company paid dividends and distributions of $77.5 million and $40.1 million, during 1999 and 1998, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $188.3 million and $168.9 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $91.7 million and $117.1 million during 1999 and 1998, respectively. At September 30, 1999, the Company had 47 retail properties under construction or undergoing major renovations, with costs to date of $414.1 million. Total committed costs necessary to complete the properties under development is estimated to be $157.5 million and will be expended through 1999 and 2000. At September 30, 1999, the Company had approximately $164 million available on its Line.

The Company's outstanding debt at September 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                    1999            1998
                                              -------------- ---------------
  Notes Payable:
      Fixed rate mortgage loans            $        390,476         298,148
      Variable rate mortgage loans                   13,517          11,051
      Fixed rate unsecured loans                    370,827         121,296
                                              -------------- ---------------
       Total notes payable                          774,820         430,495
 Acquisition and development line of credit         144,179         117,631
                                              -------------- ---------------
           Total                           $        918,999         548,126
                                              ============== ===============

The weighted average interest rate on total debt at September 30, 1999 and December 31, 1998 and was 7.2% and 7.4%, respectively. The Company's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

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

On September 3, 1999, the Company through RCLP issued $85 million of 8.75% Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 850,000 Series B Preferred Units for $100.00 per unit. The Series B Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 3, 2009, the Series B Preferred Units may be exchanged for shares of 8.75% Series B Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series B Preferred Stock for one Series B Preferred Unit. The Series B Preferred Units and Series B Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

On September 3, 1999, the Company through RCLP issued $75 million of 9.0% Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 750,000 Series C Preferred Units for $100.00 per unit. The Series C Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.0%. At any time after September 3, 2009, the Series C Preferred Units may be exchanged for shares of 9.0% Series C Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series C Preferred Stock for one Series C Preferred Unit. The Series C Preferred Units and Series C Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

On September 29, 1999, the Company through RCLP issued $50 million of 9.125% Series D Cumulative Redeemable Preferred Units ("Series D Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 500,000 Series D Preferred Units for $100.00 per unit. The Series D Preferred Units, which may be called by the Partnership at par on or after September 29, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. At any time after September 29, 2009, the Series D Preferred Units may be exchanged for shares of 9.125% Series D Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series D Preferred Stock for one Series D Preferred Unit. The Series D Preferred Units and Series D Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

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

As of September 30, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):


                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments
                                                          --------------- -------------- ---------------


                     1999                              $           1,718              -           1,718
                     2000                                          5,711         98,608         104,319
                     2001                                          5,621        194,572         200,193
                     2002                                          4,943         44,114          49,057
                     2003                                          4,933         13,301          18,234
                     Beyond 5 Years                               42,210        490,227         532,437
              Net unamortized debt payments                            -         13,041          13,041
                                                          --------------- -------------- ---------------
                   Total                               $          65,136        853,863         918,999
                                                          =============== ============== ===============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $54.9 million at September 30, 1999 and the Company's proportionate share of these loans was $23.5 million.

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

The Company's Year 2000 Compliance Project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying our major tenants, financial institutions, and utility companies.

The Company's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We have tested, and remedied as needed, our general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact operations or operating results.

An assessment of the Company's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems have been replaced or updated to be compliant.

The Company has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which the Company is vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants, financial institutions and utility companies. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of the Company.

Management believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that the Company deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on the Company. As a result, the Company has developed a formal Year 2000 contingency plan which has been communicated to tenants and employees allowing for communication and resolution of any disruption that may occur.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has no plans to enter into derivative or interest rate transactions for speculative purposes, and at September 30, 1999, the Company did not have any borrowings hedged with derivative financial instruments.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                       Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----

Fixed rate debt                       1,688     104,188     42,659      49,057     18,234     532,436     748,262    761,303
Average interest rate for all debt     7.73%       7.81%      7.78%       7.70%      7.66%       7.81%          -          -

Variable rate LIBOR debt                 30         132    157,534           -          -           -     157,696    157,696
Average interest rate for all debt     6.19%       6.18%         -           -          -           -           -          -


As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

Item 6 Exhibits and Reports on Form 8-K:


(a)       Exhibits
3         Articles of Incorporation
          (a) Restated Articles of Incorporation of Regency Realty Corporation as last amended October 14, 1999.
          (i) Amendment to Restated  Articles
          of  Incorporation  of Regency  Realty  Corporation as amended to date.
          (ii) Amendment to Restated Articles of Incorporation, as last amended February 28, 1999.
          (iii) Form of Articles of Amendment to Articles of
          Incorporation Amending the Designation of
          Preferences, Rights and Limitations of Series 1 Cumulative
          Convertible Redeemable Preferred Stock
          (iv) Form of Articles of Amendment to Articles of Incorporation Amending the Designation of Preferences, Rights and Limitations of Series 2 Cumulative Convertible Redeemable Preferred Stock
10.       Material Contracts

          (a) Amendment No. 4 to Stockholders Agreement dated December 4, 1997 (incorporated by reference to Exhibit 6.2 to Schedule 13D/A filed by
           Security Capital U.S. Realty on December 11, 1997)


(b)       Reports on Form 8-K
          An 8-K was filed on September 2, 1999 under Item 5. Other Information for supplemental information to include pro forma financial statements for Regency Realty Corporation as of June 30, 1999 and December 31, 1998.

27.       Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  November 8, 1999                     REGENCY REALTY CORPORATION



                                           By:       /s/  J. Christian Leavitt
                                                         Senior Vice President
                                                               and Secretary