Form 10-K
period 1999-12-31
REGENCY REALTY CORP
filed 2000-03-17
CIK 910606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549
                                   FORM 10 - K

(X)                ANNUAL REPORT  PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES  EXCHANGE ACT OF
              1934 For the fiscal year ended  December 31, 1999

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _______ to ________
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $400,826,415 based on the closing price on the New York Stock Exchange for such stock on March 16, 2000. The approximate number of shares of Registrant's voting common stock outstanding was 56,510,825 as of March 16, 2000.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                    Form 10-K
Item
No.
Report Page

                                     PART I

1.   Business..................................................................1

2.   Properties................................................................5

3.   Legal Proceedings........................................................12

4.   Submission of Matters to a Vote of Security Holders......................12

                                 PART II

5.   Market for the Registrant's Common Equity and Related
     Shareholder Matters......................................................12

6.   Selected Consolidated Financial Data.....................................14

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................15

7a.  Quantitative and Qualitative Disclosures About Market Risk...............22

8.   Consolidated Financial Statements and Supplementary Data.................22

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................22

                                PART III

10.  Directors and Executive Officers of the Registrant.......................23

11.  Executive Compensation...................................................23

12.  Security Ownership of Certain Beneficial Owners and Management...........24

13.  Certain Relationships and Related Transactions...........................24

                                 PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........24

                                     PART I
Item 1.  Business

     Regency  Realty  Corporation  ("Regency"  or  "Company")  acquires,   owns,
develops and manages neighborhood shopping centers in targeted markets. As of December 31, 1999, Regency owned, directly or indirectly, 216 properties in the United States, containing approximately 24.8 million square feet of gross leasable area ("GLA").

As of December 31, 1999, Regency had an investment in real estate of approximately $2.6 billion. Regency's shopping centers were approximately 92.4% leased as of December 31, 1999.

On February 26, 1999, Regency's stockholders approved the merger of Pacific Retail Trust ("Pacific") into the Company in a stock for stock transaction (0.48 Regency share for 1 Pacific share). At December 31, 1998, Pacific owned 71 retail shopping centers that were operating or under construction containing 8.4 million SF of GLA. The total cost to acquire Pacific was $1.157 billion based on the value of Regency shares issued, the assumption of $379 million of outstanding debt and other liabilities, and transaction costs.

The Company, a Florida corporation organized in 1993, commenced operations as a real estate investment trust (REIT) in 1993 with the completion of its initial public offering, and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

Regency formed Regency Centers, L.P. ("RCLP" or "Partnership"), a limited partnership and a public registrant, in 1996, and consolidated substantially all of its retail shopping centers into RCLP during 1999. RCLP is now the primary entity through which Regency owns its properties and through which Regency intends to expand its ownership and operation of retail shopping centers. At December 31, 1999, Regency owned approximately 97% of the outstanding common operating partnership units of RCLP. Regency, the general partner of RCLP, fully controls the operating and investing decisions and activities of RCLP, and accordingly, the following discussion of Regency's business also includes the business of RCLP.

See also footnote 3, Segments, to the consolidated financial statements included herein, for a related discussion of the Company's business.

Operating and Investment Philosophy

Regency's key operating and investment objective is to create long-term shareholder value by:

     growing its high quality real estate portfolio of grocery-anchored neighborhood shopping centers in attractive markets,

     maximizing  the  value of the  portfolio  through  its  "Retail  Operating
     System,"  which   incorporates   research  based   investment   strategies,
     value-added leasing and management systems, and customer-driven development programs, and using conservative financial management and Regency's substantial capital base to access the most cost effective capital to fund Regency's growth.

Grocery-Anchored Strategy

Regency focuses its investment strategy on grocery-anchored neighborhood shopping centers which are located in infill locations or high growth corridors. Infill locations are situated in densely populated residential communities where there are significant barriers to entry, such as zoning restrictions, growth management laws or limited availability of sites for development or expansions. Regency is focused on building a platform of grocery-anchored neighborhood shopping centers because grocery stores provide convenience shopping for daily necessities, generate foot traffic for adjacent "side shop" tenants and should be better able to withstand adverse economic conditions. By marketing to leading supermarket chains, Regency believes it can attract the best "side shop" merchants and enhance revenue potential.

Research Driven Market Selection

Regency targets specific markets in the United States that offer greater growth in population, household income and employment than the national averages. In addition, Regency believes that it can achieve "critical mass" in these markets (defined as owning or managing 4 to 5 shopping centers) and that it can generate sustainable competitive advantages, through long-term leases to the predominant grocery-anchor and other barriers to entry from competition. Within these markets, Regency's research and investment staff further defines and selects submarkets and trade areas based on additional analysis of the above data. This research is used to support either the acquisiton or development decision and assist in the leasing of major and local tenant space.

Retail Operating System

Regency's Retail Operating System drives its value-added operating strategy. Its Retail Operating System is characterized by:

      proactive leasing and management;

      value enhancing remerchandising initiatives;

      Regency's "preferred customer initiative"; and

      a customer-driven development and redevelopment program.

Proactive leasing and management
Regency's integrated approach to asset management strengthens its leasing and management efforts. Asset managers are an integral component of the acquisition and development teams. Asset managers are responsible not only for the general operations of their centers, but also for coordinating leasing efforts, thereby aligning their interests with Regency's. In addition, Regency's information systems allow managers to spot future lease expirations and to proactively market and remerchandise spaces several years in advance of such expirations.

Value enhancing remerchandising initiatives
Regency believes that certain shopping centers under-serve their customers, reducing foot traffic and negatively affecting the tenants located in the shopping center. In response, Regency has a remerchandising program directed at obtaining the optimum mix of tenants offering goods, personal services and entertainment and dining options in each of its shopping centers. By re-tenanting shopping centers with tenants that more effectively service the community, Regency expects to increase sales, and therefore the value of its shopping centers.

Preferred customer initiative
Regency is implementing the "Preferred Customer Initiative" to enable the Company to profit from the platform's national and individual market strength and to enhance internal growth. The "Preferred Customer Initiative" is Regency's relationship based operating system that focuses on national and regional retailers that are the best operators in their merchandising categories. With this customer focused operating system that is augmented by merchandising research, the Company is in a unique position to continue to attract and better serve strong retailers by offering multiple leasing opportunities in centers that have the anchors and demographics that drive retail sales. The Company also serves the tenants by creating standard lease forms. Regency's objective is to create a brand with our tenant customers as the preferred neighborhood center operator and developer. Management expects the benefits of the preferred customer initiative to improve the merchandising and performance of the shopping centers, establish brand recognition among leading operators, reduce turnover of tenants and reduce vacancies.

Customer-driven development and redevelopment program
Regency conducts its development and redevelopment program in close cooperation with its major grocery customers including Kroger, Publix, Safeway, and Albertsons. Regency uses its development capabilities to service its customer's growth needs by building or re-developing modern properties with state of the art supermarket formats that generate higher returns for Regency under new long-term leases. Regency's developments are customer driven with an executed lease from the anchor typically in hand prior to purchase of the land. As a result of the anchor commitment and Regency's relationship with key, side shop neighborhood retailers, a significant percentage of the GLA is pre-committed before commencement of construction.

Capital Strategy

Regency intends to maintain a conservative capital structure designed to enhance access to capital on favorable terms, to allow growth through development and acquisition and to promote future earnings growth. Regency's organizational documents do not limit the amount of debt that may be incurred; however, limitations have been established within the covenants of certain loan agreements related to RCLP's unsecured acquisition and development line of credit (the "Line') and medium term notes.

Regency's strategy to add shareholder value is designed to enable the Company to profit from the anomaly between low current pricing for public equity and the attractive private market valuations of quality neighborhood centers and to increase returns on invested capital by leveraging Regency's core competencies. Asset optimization will enable Regency to recycle capital from the sale of developments at low cap rates and dispositions of properties with limited growth prospects in the private market at attractive valuations. The proceeds will be used to finance new development of shopping centers and repurchases of Regency common stock at attractive yields.

Regency is actively pursuing a joint venture structure to leverage the Company's expertise and the quality of the operating properties and development pipeline. Value would be realized by contributing centers and selling developments to the venture at private market pricing. The joint venture structure will contribute to cost effectively financing Regency's development program, allow Regency to recognize profits from sales and expand the shopping center platform. All of these actions are expected to lead to higher returns on the Company's invested capital.

Risk Factors Relating to Ownership of Regency Common Stock

The Company is subject to certain business risks arising in connection with owning real estate which include, among others:

     the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants could reduce cash flow,

     the possibility that such tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

     risks related to the internet and e-commerce reducing the demand for shopping centers,

     vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

     poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where the Company owns shopping centers,

     the Company's rapid growth could place strains on its resources,

     risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates,

     unsuccessful development activities could reduce cash flow,

     the Company's inability to satisfy its cash requirements for operations and the possibility that the Company may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT, potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

     the risk of uninsured losses, and

     unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner or manager of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. Regency has a number of properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state.

Competition

The Company believes the ownership of shopping centers is highly fragmented, with less than 10% owned by REITs. Regency faces competition from other REITs in the acquisition, ownership and leasing of shopping centers as well as from numerous small owners. Regency competes for the development of shopping centers with other REITs engaged in development activities as well as with local, regional and national real estate developers. Regency develops properties by applying its proprietary research methods to identify development and leasing opportunities and by significantly pre-leasing development centers before beginning construction. Regency competes for the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. Regency seeks to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets and leasing non-anchor space in multiple centers to national or regional tenants. There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that Regency targets or that such entities will successfully control these markets and tenants to the exclusion of Regency.

Changes in Policies

The Company's Board of Directors determines policies with respect to certain activities, including its debt capitalization, growth, distributions, REIT status, and investment and operating strategies. The Board of Directors may amend these policies at any time without a vote of the Company's shareholders.

Employees

The Company's headquarters are located in Jacksonville, Florida. The Company presently maintains 16 offices in 10 states where it conducts management, leasing and development activities. As of December 31, 1999, the Company had approximately 342 employees and believes that relations with its employees are good.


Item 2. Properties

The Company's properties summarized by state including their gross leasable areas (GLA) follows:

                                   December 31, 1999                             December 31, 1998
          Location        # Properties          GLA          % Leased     # Properties        GLA           % Leased
          --------        ------------        ---------      --------     ------------    -----------       --------

     Florida                   48          5,909,534           89.9%            46          5,728,347         91.4%
     California                36          3,858,628           96.4%             -              -              -
     Texas                     29          3,849,549           88.8%             5            479,900         84.7%
     Georgia                   27          2,716,763           92.3%            27          2,737,590         93.1%
     Ohio                      14          1,923,100           94.0%            13          1,786,521         93.4%
     North Carolina            12          1,241,639           97.9%            12          1,239,783         98.3%
     Washington                 9          1,066,962           90.6%             -              -              -
     Colorado                  10            903,502           94.1%             5            447,569         89.4%
     Oregon                     7            616,070           89.2%             -              -              -
     Alabama                    5            516,061           99.5%             5            516,060         99.0%
     Arizona                    2            326,984           99.7%             -              -              -
     Tennessee                  3            271,697           98.9%             4            295,179         96.8%
     Michigan                   3            250,655           81.7%             2            177,929         81.5%
     Delaware                   1            232,754           96.3%             1            232,752         94.8%
     Kentucky                   1            205,061           91.8%             1            205,060         95.6%
     Virginia                   2            197,324           96.1%             2            197,324         97.7%
     Mississippi                2            185,061           96.6%             2            185,061         97.6%
     Illinois                   1            178,600           85.9%             1            178,600         86.9%
     South Carolina             2            162,056           98.8%             2            162,056        100.0%
     Missouri                   1             82,498           95.8%             1             82,498         99.8%
     Wyoming                    1             75,000           81.3%             -              -              -
                              ---         ----------           -----           ---         ----------        ------
         Total                216         24,769,498           92.4%           129         14,652,229         92.9%
                              ===         ==========           =====           ===         ==========        ======


The following table summarizes the largest tenants occupying the Company's shopping centers based upon a percentage of total annualized base rent exceeding
 .5% at December 31, 1999. The table includes 100% of the base rent from leases of properties owned by joint ventures. Excluding the portion of base rent of joint ventures not owned by the Company, Kroger's percentage of annualized Company base rent is 8.96%.


                              Summary of Principal Tenants > .5% of Annualized Base Rent
                                       (including Properties Under Development)

                                              % to Company  Total                  % of Annualized       # of
          Tenant                      SF           Owned GLA          Rent           Base Rent          Stores
         -------                  ---------     --------------      --------        ----------          -------

          Kroger                  3,023,033         12.2%          $26,792,538         10.8%             52
          Publix                  1,589,522          6.4%           10,913,249          4.4%             36
          Safeway                 1,237,432          5.0%           10,824,727          4.4%             26
          Albertsons                727,353          2.9%            6,943,882          2.8%             14
          Blockbuster               387,607          1.6%            6,657,620          2.7%             66
          Winn Dixie                801,461          3.2%            5,440,487          2.2%             17
          Harris Teeter             275,075          1.1%            2,967,636          1.2%              6
          Hallmark                  208,897          0.8%            2,927,996          1.2%             51
          K-Mart                    507,645          2.0%            2,615,359          1.1%              6
          Walgreens                 247,331          1.0%            2,421,341          1.0%             18
          Eckerd                    253,730          1.0%            2,089,310          0.8%             26
          Wal-Mart                  486,168          2.0%            1,993,727          0.8%              6
          Long's Drugs              207,715          0.8%            1,943,129          0.8%              9
          Hollywood Video           102,105          0.4%            1,763,850          0.7%             16
          H.E.B. Grocery            150,682          0.6%            1,674,162          0.7%              2
          Rite Aid                  140,265          0.6%            1,368,549          0.6%              9
          Stein Mart                217,445          0.9%            1,262,297          0.5%              6
          Gigante                   138,286          0.6%            1,246,379          0.5%              2

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
                                                   Future
                                  Percent of       Minimum       Percent of
     Lease                          Total           Rent           Total
  Expiration         Expiring      Company        Expiring        Minimum
     Year              GLA           GLA           Leases         Rent (2)
     ----              ---           ---           ------         --------

      (1)              753,072         3.3%      $  7,289,259         2.9%
     2000            1,421,654         6.3%        18,741,279         7.4%
     2001            1,900,419         8.4%        26,044,118        10.3%
     2002            2,067,832         9.1%        26,474,089        10.5%
     2003            1,881,410         8.3%        25,000,774         9.9%
     2004            2,096,070         9.2%        29,057,071        11.5%
     2005              983,698         4.3%        10,588,958         4.2%
     2006              941,374         4.1%        10,388,261         4.1%
     2007              955,386         4.2%         9,469,798         3.8%
     2008            1,056,659         4.7%         8,677,459         3.4%
     2009              871,219         3.8%         8,691,709         3.4%
                    ----------        -----      -------------       -----
  10 Yr Total       14,928,793        65.8%      $ 180,422,775       71.5%
                    ----------        -----      -------------       -----

(1) leased currently under month to month rent or in process of renewal.
(2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See the property table below and also see Item 7, Management's Discussion and Analysis for further information about the Company's properties.

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
--------------                 --------   -----------   ----------    ----------    ---------

FLORIDA

Jacksonville /
North Florida
-------------
Anastasia                        1993       1988         102,342         90.2%        Publix
Bolton Plaza                     1994       1988         172,938        100.0%          --
Carriage Gate                    1994       1978          76,833         78.6%          --
Courtyard (3)                    1993       1987          67,794         12.7%     Albertson's (4)
Ensley Square (5)                1997       1977          62,362         97.3%       Delchamps
Fleming Island                   1998       1994          80,205        100.0%        Publix
Highlands Square (6)             1998       1999         262,549         80.4%     Publix/Winn-Dixie
Julington Village (6)            1999       1999          81,820         69.9%        Publix
Millhopper (3)                   1993       1974          84,065         97.0%        Publix
Newberry Square                  1994       1986         180,524         96.8%        Publix
Old St. Augustine Plaza          1996       1990         170,220         97.6%        Publix
Palm Harbour                     1996       1991         172,758         90.7%        Publix
Pine Tree Plaza                  1997       1999          60,787         98.4%        Publix
Regency Court                    1997       1992         218,665         96.6%          --

South Monroe                     1996       1998          80,188         95.5%      Winn-Dixie

Tampa / Orlando
---------------
Beneva Village Shops             1998       1987         141,532         96.0%        Publix
Bloomingdale Square              1998       1987         267,935         95.5%        Publix
Kings Crossing Sun City (6)      1999                     75,020         68.5%        Publix
Mainstreet Square                1997       1988         107,159         93.0%      Winn-Dixie
Mariner's Village                1997       1986         117,665         94.4%      Winn-Dixie
Market Place - St. Petersburg    1995       1983          86,496        100.0%        Publix
Peachland Promenade              1995       1991          82,082         89.9%        Publix
Regency Square                   1993       1986         341,446         87.7%          --
   at Brandon (3)
Seven Springs                    1994       1986         162,580         86.7%      Winn-Dixie
Terrace Walk (3)                 1993       1990          50,926         41.3%          --
Town Square (6)                  1997       1999          43,796          0.0%           --
University Collections           1996       1984         106,627         82.6%     Kash N Karry (4)
Village Center-Tampa             1995       1993         174,780         90.2%        Publix

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza              1997       1993         130,925        100.0%      Winn-Dixie
Chasewood Plaza (3)              1993       1986         141,034         91.0%        Publix
Chasewood Storage (3)            1993       1986          42,810        100.0%          --
East Port Plaza                  1997       1991         235,842         93.4%        Publix
Martin Downs Village Center(3)   1993       1985         121,946         91.7%          --
Martin Downs Village Shoppes     1993       1998          49,773         93.0%          --
Ocean Breeze (3)                 1993       1985         108,209         85.4%        Publix
Ocean East (5)                   1996       1997         113,328         92.9%     Stuart Foods
Tequesta Shoppes                 1996       1986         109,766         93.4%        Publix
Town Center at Martin Downs      1996       1996          64,546         93.5%        Publix
Wellington Market Place          1995       1990         178,155         90.7%      Winn-Dixie
Wellington Town Square           1996       1982         105,150         95.8%        Publix

Miami / Ft. Lauderdale
----------------------
Aventura                         1994       1974         102,876        100.0%        Publix
Berkshire Commons                1994       1992         106,354         98.5%        Publix
Garden Square                    1997       1991          90,033         94.0%        Publix
North Miami (3)                  1993       1988          42,500        100.0%        Publix
Palm Trails Plaza                1997       1998          76,067         98.3%      Winn-Dixie
Shoppes @ 104                    1998       1990         108,189         95.4%      Winn Dixie
Tamiami Trail                    1997       1987         110,867         94.9%        Publix
University Market Place          1993       1990         129,121         78.4%     Albertson's (4)
Welleby                          1996       1982         109,949         89.9%        Publix
                                                       ---------        ------

Subtotal/Weighted
Average(Florida)                                       5,909,534         89.9%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     --------

CALIFORNIA

Los Angeles / SCA
-----------------
Bristol and Warner               1999       1998         121,677         95.6%      Food 4 Less
Costa Verde                      1999       1988         178,619        100.0%      Albertson's
Crossroads Plaza                 1999       1988          60,638        100.0%        Gigante
El Camino                        1999       1995         135,883         99.3%     Von's Food & Drug
El Norte Parkway Plaza           1984                     87,990         96.9%     Von's Food & Drug
Folsom (6)                       1999       1999               -          0.0%           --
Friars Mission                   1999       1989         145,608        100.0%        Ralph's
Hawthorne                        1999       1999          92,496         99.5%        Lucky's
Heritage Plaza                   1999       1981         231,883         99.9%        Ralph's
Long Beach Corporate Sq. (6)     1999                     54,923        100.0%        Ralph's
Monrovia (6)                     1999       1999          48,187         96.9%          --
Morningside Plaza                1999       1996          91,599        100.0%      Albertson's
Newland Center                   1999       1985         166,492         97.1%        Lucky's
Oakbrook Plaza                   1999       1982          83,278         94.4%      Albertson's
Plaza de Hacienda                1999       1991         125,602         95.6%      Food 4 Less
Plaza Hermosa                    1999       1984          94,939        100.0%     Von's Food & Drug
Rancho Santa Margarita (6)       1999                    152,260         51.9%          --
Rona Plaza                       1999       1989          51,779        100.0%      Food 4 Less
Santa Ana Downtown Plaza         1987                    100,305        100.0%      Food 4 Less
Twin Peaks                       1999       1988         198,139         97.6%        Lucky's
Ventura Village                  1999       1984          76,070         95.7%     Von's Food & Drug
Westlake Village Plaza           1975                    190,655         98.9%     Von's Food & Drug
Woodman - Van Nuys               1999       1992         107,570         96.3%        Gigante

San Francisco / NCA
-------------------
Arden Square                     1999       1994         100,162         94.8%          --
Blossom Valley                   1999       1990          91,969         96.8%        Safeway
Country Club                     1999       1994         111,251        100.0%      Albertson's
Diablo Plaza                     1999       1982          63,265        100.0%      Safeway (4)
Encina Grande                    1999       1965         102,499        100.0%        Safeway
Loehmann's Plaza                 1999       1983         113,309         94.9%      Safeway (4)
San Leandro                      1999       1982          50,853        100.0%      Safeway (4)
Sequoia Station                  1999       1996         103,388         99.5%      Safeway (4)

Strawflower Village              1999       1985          78,827         95.4%        Safeway
Tassajara Crossing               1999       1990         141,790         98.1%        Safeway
The Promenade                    1999       1989         136,022         96.2%     Bel Air Market
West Park Plaza                  1999       1996          88,103        100.0%        Safeway
Woodside Central                 1999       1993          80,598        100.0%          --
                                                       ---------        ------

Subtotal/Weighted
Average(California)                                    3,858,628         96.4%
                                                       ---------        ------


TEXAS

Austin
------
Hancock Center                   1999       1998         413,757         97.6%        H.E.B.
North Hills                      1999       1995         144,019         98.7%        H.E.B.

Dallas / Ft. Worth
------------------
Arapaho Village                  1999       1997         108,816         82.4%       Tom Thumb
Bethany Lake (5)                 1998       1998          74,066        100.0%        Kroger
Casa Linda Plaza                 1999       1997         324,620         87.4%      Albertson's
Cooper Street                    1999       1992         133,239        100.0%          --

Creekside (5)                    1998       1998          96,816         96.0%        Kroger
Harwood Hills PH I & II          1996                    122,860         93.9%       Tom Thumb
Hebron Park (6)                  1999       1999          47,312         76.2%     Albertson's (4)
Hillcrest Village                1999       1991          14,488        100.0%          --
Keller Town Center (6)           1999                    113,000         62.4%       Tom Thumb
MacArthur Park Phase II (6)      1999                    197,643         59.5%        Kroger
Market @ Preston Forest          1990                     90,170        100.0%       Tom Thumb
Market @ Round Rock              1987                    123,345         99.8%      Albertson's


                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     ---------

TEXAS
Dallas / Ft. Worth (Continued)
------------------------------
Mills Pointe                     1999       1986         126,238         97.4%       Tom Thumb
Mockingbird Commons              1987                    121,415         93.2%       Tom Thumb
Northview Plaza                  1999       1991         117,034         91.6%        Kroger
Preston Brook - Frisco (5)(6)    1998       1998          91,274         96.5%        Kroger
Preston Park                     1999       1985         268,869         99.4%       Tom Thumb

Prestonwood (6)                  1999       1999         100,421         48.6%     Albertson's (4)
Ridglea Plaza                    1999       1986         197,961         79.6%       Tom Thumb
Shiloh Springs (5)               1998       1998          88,865         96.8%        Kroger
Southpark                        1999       1997         146,225         93.9%      Albertson's
Tarrant Pkwy Plaza (6)           1999                     33,500         12.5%     Albertson's (4)
The Village                      1999       1982          95,148         90.7%       Tom Thumb
Trophy Club (6)                  1999       1999         107,700         72.1%       Tom Thumb
Valley Ranch PH I, II & III      1997                    117,281         99.9%       Tom Thumb
Village Center - Southlake (5)   1998)      1998         118,172         88.6%        Kroger

Houston
-------
Champions Forest                 1999       1983         115,295         96.9%     Randall's Food
                                                       ---------        ------

Subtotal/Weighted
Average(Texas)                                         3,849,549         88.8%
                                                       ---------        ------


GEORGIA

Atlanta
-------
Ashford Place                    1997       1993          53,345        100.0%          --
Braelin Village (5)              1997       1991         226,522         97.0%        Kroger

Briarcliff LaVista               1997       1962          41,098        100.0%          --
Briarcliff Village (6)           1997       1990         183,752         92.3%        Publix
Buckhead Court                   1997       1984          55,227         91.3%          --

Cambridge Square                 1996       1979          69,650         76.4%     Harris Teeter
Cromwell Square                  1997       1990          70,282         95.1%          --

Cumming 400                      1997       1994         126,899         93.7%        Publix
Delk Spectrum (3)(5)             1998       1991         100,880        100.0%          A&P
Dunwoody Hall                    1997       1986          82,527         48.4%          --
Dunwoody Village (5)             1997       1975         114,658         92.5%        Ingles
Loehmann's Plaza                 1997       1986         137,635         95.7%          --
Lovejoy Station                  1997       1995          77,336        100.0%        Publix
Memorial Bend                    1997       1995         182,781         92.4%        Publix
Orchard Square                   1995       1987          85,941         52.3%          --
Paces Ferry Plaza                1997       1987          61,693         92.3%          --

Powers Ferry Square              1997       1987          97,809         97.1%        Harry's
Powers Ferry Village             1997       1994          78,995         99.9%        Publix
Rivermont Station                1997       1996          90,267        100.0%     Harris Teeter
Roswell Village                  1997       1997         143,980         97.7%        Publix
Russell Ridge                    1994       1995          98,556        100.0%        Kroger
Sandy Plains Village             1996       1992         175,035         92.1%        Kroger
Sandy Springs  Village           1997       1997          45,039        100.0%          --
Trowbridge Crossing (5)          1997       1997          62,558         96.3%        Publix

Other Markets
-------------
Evans Crossing                   1998       1993          83,681        100.0%        Kroger
LaGrangeMarketplace(3)           1993       1989          76,327         95.2%      Winn-Dixie
Parkway Station (5)              1996       1983          94,290         85.0%        Kroger
                                                       ---------        ------

Subtotal/Weighted
Average(Georgia)                                       2,716,763         92.3%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ----------    --------
OHIO

Cincinnati
----------
Beckett Commons                  1998       1995         112,936        100.0%        Kroger
Cherry Grove                     1998       1997         185,498        100.0%        Kroger

Hamilton Meadows                 1998       1989         126,252         97.8%      Kroger (4)
Hyde Park Plaza                  1997       1995         374,544         98.1%     Kroger/Winn-Dixie

Shoppes at Mason                 1998       1997          80,880         95.1%        Kroger
Silverlake                       1998       1988         100,246         93.4%        Kroger
Westchester Plaza                1998       1988          88,181        100.0%        Kroger

Columbus
East Pointe                      1998       1993          86,524         95.1%        Kroger
Hampstead Village (6)            1999                     91,805         82.5%        Kroger
Kingsdale (6)                    1997       1999         270,697         74.0%       Big Bear

North Gate/(Maxtown)             1998       1996          85,101        100.0%        Kroger
Park Place                       1998       1988         106,833         98.6%       Big Bear
Windmiller Plaza                 1998       1997         120,509         97.1%        Kroger
Worthington                      1998       1991          93,094        100.0%        Kroger
                                                       ---------        ------

Subtotal/Weighted
Average(Ohio)                                          1,923,100         94.0%
                                                       ---------        ------


NORTH CAROLINA

Asheville
---------
Oakley Plaza                     1997       1988         118,728        100.0%         Bi-Lo


Charlotte
---------
Carmel Commons                   1997       1979         132,651         96.5%      Fresh Market
City View                        1996       1993          77,550         95.4%      Winn-Dixie
Union Square                     1996       1989          97,191         98.8%     Harris Teeter


Raleigh / Durham
----------------
Bent Tree Plaza                  1998       1994          79,503        100.0%        Kroger
Garner Town Square               1998       1998         221,576         98.1%        Kroger

Glenwood Village                 1997       1983          42,864        100.0%     Harris Teeter
Lake Pine Plaza                  1998       1997          87,691         97.6%        Kroger
Maynard Crossing                 1998       1997         122,814         98.2%        Kroger
Southpoint Crossing (5)          1998       1998         103,128         92.6%        Kroger
Woodcroft                        1996       1984          85,353        100.0%       Food Lion

Winston-Salem
-------------
Kernersville Marketplace         1998       1997          72,590        100.0%     Harris Teeter
                                                       ---------        ------

Subtotal/Weighted
Average(North Carolina)                                1,241,639         97.9%
                                                       ---------        ------


WASHINGTON

Seattle
-------
Cascade Plaza (6)                1999       1999         215,477         67.1%        Safeway
Inglewood Plaza                  1999       1985          17,253        100.0%          --
James Center (6)                 1999       1999         114,175         86.9%       Fred Myer
Lake Meridian                    1999       1989         165,210         92.7%       Fred Myer
Pine Lake Village                1999       1989         100,953        100.0%      Quality Foods
Sammamish Highlands              1992                    101,289        100.0%      Safeway (4)
South Point Plaza                1999       1997         190,454         98.9%     Cost Cutters


                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     ---------

WASHINGTON
Seattle (Continued)
-------------------
Southcenter                      1999       1990          58,281        100.0%          --
Thomas Lake                      1999       1998         103,870        100.0%      Albertson's
                                                       ---------        ------

Subtotal/Weighted
Average(Washington)                                    1,066,962         90.6%
                                                       ---------        ------

COLORADO

Colorado Springs
----------------
Cheyenne Meadows (5)             1998       1998          89,893        100.0%      King Soopers
Jackson Creek  (5)               1998       1999          85,259         98.4%        Kroger
Woodman Plaza (6)(5)             1998       1998          97,913         85.7%      King Soopers

Denver
------
Boulevard Center                 1999       1986          92,483         95.2%      Safeway (4)
Buckley Square                   1999       1978         116,206         93.2%      King Soopers
Leetsdale Marketplace            1993                    119,916         98.7%        Safeway
Littleton Square                 1999       1997          94,257        100.0%      King Soopers
Lloyd King Center (5)            1998       1998          83,326        100.0%      King Soopers
Redlands Marketplace (6)         1999                     37,817         36.3%     Albertson's (4)
Stroh Ranch (5)                  1998       1998          86,432        100.0%      King Soopers
                                                       ---------        ------

Subtotal/Weighted
Average(Colorado)                                        903,502         94.1%
                                                       ---------        ------
OREGON

Portland
--------
Cherry Park Market (Grmr)        1997                    113,518         78.5%        Safeway
Murrayhill Marketplace           1988                    149,214         98.4%       Thriftway
Sherwood II (6)                  1999       1999          32,600          0.0%       Safeway (4)
Sherwood Market Center           1995                    124,256         97.3%      Albertson's
Sunnside 205                     1999       1988          53,279         93.6%          --
Walker Center                    1999       1987          89,624        100.0%          --
West Hills                       1999       1998          53,579        100.0%          QFC
                                                       ---------        ------

Subtotal/Weighted
Average(Oregon)                                          616,070         89.2%
                                                       ---------        ------
ALABAMA

Birmingham
----------
Villages of Trussville (3)       1993       1987          69,280         97.7%        Bruno's
West County Marketplace (3)      1993       1987         129,155        100.0%     Food World (4)

Montgomery
----------
Country Club (3)                 1993       1991          67,622        100.0%      Winn-Dixie

Other Markets
-------------
Bonner's Point (3)               1993       1985          87,281         98.6%      Winn-Dixie
Marketplace -
   Alexander City (3)            1993       1987         162,723        100.0%      Winn-Dixie
                                                       ---------        ------

Subtotal/Weighted
Average(Alabama)                                         516,061         99.5%
                                                       ---------        ------

ARIZONA
-------
Paseo Village                    1999       1998          92,399        100.0%         ABCO
Pima Crossing                    1999       1996         234,585         99.5%        Basha's
                                                       ---------        ------

Subtotal/Weighted
Average(Arizona)                                         326,984         99.7%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
--------------               -----------  -----------   ---------      ---------      -------

TENNESSEE

Nashville
---------
Harpeth Village (5)              1997       1998          70,091        100.0%      Albertson's
Nashboro Village                 1998       1998          86,811         96.5%        Kroger
Peartree Village                 1997       1997         114,795        100.0%     Harris Teeter
                                                      ----------      --------
Subtotal/Weighted
Average(Tennessee)                                       271,697         98.9%
                                                       ---------      --------
MICHIGAN
--------
Fenton Marketplace (6)           1999                     73,339         73.3%      Farmer Jack
Lakeshore                        1998       1996          85,395         98.7%        Kroger
Waterford (6)                    1998       1998          91,921         72.6%        Kroger
                                                      ----------      --------
Subtotal/Weighted
Average(Michigan)                                        250,655         81.7%
                                                      ----------      --------
VIRGINIA
--------
Brookville Plaza                 1998       1991          63,664         95.8%        Kroger
Statler Square                   1998       1996         133,660         96.3%        Kroger
                                                      ----------      --------

Subtotal/Weighted
Average(Virginia)                                        197,324         96.1%
                                                      ----------      --------

MISSISSIPPI
-----------
Columbia Marketplace(3)          1993       1988         136,002          98.7%      Winn-Dixie
Lucedale Marketplace(3)          1993       1989          49,059          91.0%      Delchamps
                                                      ----------      --------

Subtotal/Weighted
Average(Mississippi)                                     185,061         96.6%
                                                      ----------      --------

SOUTH CAROLINA
--------------
Merchants Village                1997       1997          79,723        100.0%        Publix
Queensborough (5)                1998       1993          82,333         97.7%        Publix
                                                      ----------      --------

Subtotal/Weighted
Average(South Carolina)                                  162,056         98.8%
                                                      ----------      --------

DELAWARE
--------
Pike Creek                       1998       1981         232,754         96.3%         Acme


KENTUCKY
--------
Franklin Square                  1998       1988         205,061         91.8%        Kroger

ILLINOIS
--------
Hinsdale Lake Commons            1998       1986         178,600         85.9%       Dominick's


MISSOURI
--------
St. Ann Square                   1998       1986          82,498         95.8%       National


WYOMING
-------
Dell Range Road (5)(6)           1999                     75,000         81.3%      King Soopers
                                                      ----------      --------


Total Weighted Average                                24,769,498         92.4%
                                                      ==========      ========

                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

FLORIDA

Jacksonville /
North Florida
--------------
Anastasia                                   --                        Hallmark, Schmagel's Bagels, Mailboxes
Bolton Plaza                             Wal-Mart                     Radio Shack, Payless Shoes, Mailboxes
Carriage Gate                             TJ Maxx                     Brueggers Bagels, Bedfellows, Alterations
Courtyard (3)                               --                        Buffalo's Cafe, Olan Mills
Ensley Square (5)                           --                        Radio Shack, Hallmark, Amsouth Bank
Fleming Island                              --                        Mail Boxes, Etc. ,Radio Shack, Hallmark
Highlands Square (6)                 Eckerd, Big Lots                 Hair Cuttery, Rent Way, Precision Printing
Julington Village (6)                       --                        Mailboxes, Etc., H&R Block, Hair Cuttery
Millhopper (3)                            Eckerd                      Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                            Kmart                      H & R Block, Cato Fashions, Olan Mills
Old St. Augustine Plaza              Eckerd, Waccamaw                 Mail Boxes, Etc., Hallmark, Hair Cuttery
Palm Harbour                          Eckerd, Bealls                  Mail Boxes, Etc., Hallmark, Merle Norman
Pine Tree Plaza                             --                        Great Clips, CiCi's Pizza, Soupersalad
Regency Court                      CompUSA, Office Depot              H&R Block, Mail Boxes Etc., Payless Shoes
                                     Sports Authority                 Loop Restaurant, Ashley Furniture Homestore
South Monroe                              Eckerd                      Rent-A-Center, H&R Block, Blockbuster

Tampa / Orlando
----------------
Beneva Village Shops             Walgreen's, Ross Dress for Less      Stride Rite, GNC, Subway, H&R Block
Bloomingdale Square               Eckerd, Wal-Mart, Beall's           Radio Shack, H&R Block, Hallmark
Kings Crossing Sun City (6)                 --                                  --
Mainstreet Square                       Walgreen's                    Rent-A-Center, Discount Auto Parts, Norwest
Mariner's Village                       Walgreen's                    Supercuts. Pak Mail, Allstate Insurance
Market Place - St. Peters                Eckerd                       Mail Boxes, Etc., Republic, Weight Watchers
Peachland Promenade                         --                        Southern Video, Subway, GNC
Regency Square                         TJ Maxx, AMC                   Pak Mail, Lens Crafter, Jo-Ann Fabrics
   at Brandon (3)                   Staples, Marshalls                S&K Famous Brands, Shoe Carnival
Seven Springs                              Kmart                      State Farm, Subway, H & R Block
Terrace Walk (3)                            --                        Cici's Pizza, Norwest Financial
Town Square (6)                             --                                  --
University Collections                    Eckerd                      Hallmark, Jo-Ann's Fabrics, Dockside Imports
Village Center-Tampa              Walgreen's, Stein Mart              Hallmark, Blockbuster, Mens Warehouse

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza                     Walgreen's                    Radio Shack, Baskin Robbins, Dunkin Donuts
Chasewood Plaza (3)                     Walgreen's                    Hallmark, GNC, Supercuts
Chasewood Storage (3)                       --                                  --
East Port Plaza                  Walgreen's, Kmart, Sears Homelife    H & R Block, GNC, Subway, Cato
Martin Downs Village Center(3)       Walgreen's, Coastal Care         Payless Theater, Hallmark, Nations Bank
Martin Downs Village Shoppes            Walgreen's                    Mailbox Plus, Allstate, Optical Outlet
Ocean Breeze (3)                     Walgreen's, Coastal Care         Mail Boxes, National Bank, World Travel
Ocean East (5)                           Coastal Care                 Mail Boxes, Nations Bank, Royal Dry Cleaners
Tequesta Shoppes                          Walgreen's                  Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Dow                   --                        Mail Boxes, Health Exchange, Champs Hair
Wellington Market Place              Walgreen's, United Artists       Pak Mail, Subway, Papa John's
Wellington Town Square               Eckerd                           Mail Boxes, State Farm, Coldwell Banker

Miami / Ft. Lauderdale
-----------------------
Aventura                             Eckerd                           Footlabs, Bank United, City of Aventura
Berkshire Commons                    Walgreen's                       H & R Block, Century 21, Allstate
Garden Square                        Eckerd                           Subway, GNC, Hair Cuttery
North Miami (3)                      Eckerd                                     --
Palm Trails Plaza                           --                        Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                               --                        Mail Boxes Etc., GNC, Subway
Tamiami Trail                        Eckerd                           Mail Boxes, Etc., Radio Shack, Pizza Hut
University Market Place                     --                        H & R Block, Mail Boxes Etc., Olan Mills
Welleby                              Walgreen's                       H & R Block, Mail Boxes Plus, Pizza Hut


Subtotal/Weighted
Average(Florida)


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------



CALIFORNIA

Los Angeles / SCA
-----------------
Bristol and Warner                          --                        Banner Central, Party Supply, Domino's
Costa Verde                          Pier 1, Bookstar                 Blockbuster Video, US Post Office, Subway
Crossroads Plaza                            --                                  --
El Camino                            Sav-On Drugs                     Kinkos, Bank America, State Farm
El Norte Parkway Plaza                      --                        Our Fitness, Great Clips
Folsom (6)                                  --                                  --
Friars Mission                       Long's Drugs                     H&R Block, Mail Boxes Etc., Subway
Hawthorne                                   --                        Hollywood Video, Radio Shack, GNC
Heritage Plaza                       Sav-On Drugs, Ace Hardware       Bank of America, H&R Block, Hallmark
Long Beach Corporate Sq.                    --                                  --
Monrovia (6)                         Ross Dress for Less              Simmons Beautyrest, Airtouch Cellular
Morningside Plaza                           --                        Hallmark, Subway, Mail Boxes Etc.
Newland Center                              --                        Wells Fargo Bank, Kinko's, Starbucks
Oakbrook Plaza                              --                        Century 21, TCBY Yogurt, Subway
Plaza de Hacienda                           --                        Kragen Auto Parts, Taco Bell
Plaza Hermosa                        Sav-On Drugs                     Blockbuster Video, Hallmark, Mail Boxes Etc.
Rancho Santa Margarita (6            Marshalls, Staples                         --
Rona Plaza                                  --                        Home Video, Acapulco Travel
Santa Ana Downtown Plaza              Thrifty Drug                    Blockbuster Video, Little Caesars Pizza
Twin Peaks                               Target                       Starbucks, Subway, GNC, Clothestime
Ventura Village                             --                        Blockbuster Video, Papa Johns Pizza
Westlake Village Plaza                Long's Drugs                    Bank of America, Citibank, Blockbuster Video
Woodman - Van Nuys                          --                        Supercuts, H&R Block, Chief Auto Parts

San Francisco / NCA
-------------------
Arden Square                         Jo-Ann Fabrics, Office Max       Beverages & More, Great Clips
Blossom Valley                       Long's Drugs                     US Post Office, Hallmark, Great Clips
Country Club                         Long's Drugs                     Blockbuster Video, Subway, GNC
Diablo Plaza                         Jo-Ann Fabrics                   Hallmark, Mail Boxes Etc., Clothestime
Encina Grande                        Walgreens                        Blockbuster Video, Radio Shack, Mail Boxes
Loehmann's Plaza                     Long's Drugs, Loehmann's         Starbucks, Hallmark, Blockbuster Video
San Leandro                                 --                        Radio Shack, Hallmark, Blockbuster Video
Sequoia Station                      Long's Drugs, Old Navy           Starbucks, Sees Candie, United Airlines
                                     Barnes and Noble
Strawflower Village                         --                        Hallmark, Mail Boxes Etc., Subway
Tassajara Crossing                   Long's Drugs, Ace Hardware       Citibank, Hallmark, Petco, GNC
The Promenade                        Long's Drugs                     Bank of America, Mail Boxes Etc., GNC
West Park Plaza                      Rite Aid                         Blockbuster Video, Starbucks, Supercuts
Woodside Central                     Marshalls                        Hollywood Video, Pier 1 Imports, GNC


Subtotal/Weighted
Average(California)



TEXAS

Austin
-------
Hancock Center                       Sears, Old Navy                  Hollywood Video, Radio Shack, GNC
North Hills                                 --                        Hollywood Video, Hallmark, Subway

Dallas / Ft. Worth
------------------
Arapaho Village                             --                        H&R Block, Hallmark, GNC, Mail Boxes Etc.
Bethany Lake (5)                            --                        Boss Cleaners, Mr. Parcel, Fantastic Sams
Casa Linda Plaza                     Eckerd, Petco                    Mail Boxes Etc, Blockbuster Video, Hallmark
Cooper Street                        Circuit City, Office Max,        Jo-Ann Fabrics, Mail Boxes Etc., State Farm
                                     Sears Homelife
Creekside (5)                               --                        Hollywood Video, CICI's,Fantastic Sams
Harwood Hills PH I & II                     --                        Good Year, Sport Clips, Pac N Mail
Hebron Park (6)                             --                        Blockbuster Video, Hallmark, GNC
Hillcrest Village                           --                        Blockbuster Video, American Airlines
Keller Town Center (6)                      --                        Sports Clips, Custom Cleaners
MacArthur Park Phase II (            Barnes & Noble                   Coldwell Bankers, Great Clips
Market @ Preston Forest                     --                        Nations Bank, Fantastic Sams
Market @ Round Rock                         --                        Radio Shack, H&R Block, Merle Norman


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

TEXAS
Dallas / Ft. Worth (Continued)
------------------------------
Mills Pointe                                --                        Blockbuster Video, Hallmark, H&R Block
Mockingbird Commons                         --                        State Farm, GNC, Starbucks
Northview Plaza                             --                        Blockbuster Video, Merle Norman, Pro-Cuts
Preston Brook - Frisco (5                   --                        Coldwell Banker, GNC, Hair Cuttery
Preston Park                         Sony Theatres                    Bath & Body Works, Blockbuster Video
                                                                      Hallmark, Mail Boxes Etc., Starbucks
Prestonwood (6)                             --                        Hallmark, Blockbuster Video, McAlister's
Ridglea Plaza                        Eckerd, Stein Mart               Radio Shack, Mail Boxes Etc., Pro-Cuts
Shiloh Springs (5)                          --                        GNC, Great Clips, Cardsmart
Southpark                            Bealls                           H & R Block, GNC, Mail Boxes Etc.
Tarrant Pkwy Plaza (6)                      --                        Subway, Great Clips, Custom Cleaners
The Village                                 --                        Famous Footwear, Hallmark, Boston Market
Trophy Club (6)                             --                        Blockbuster, Bank of America, Subway
Valley Ranch PH I, II & I                   --                        Mail Boxes Etc., GNC, H&R Block
Village Center - Southlak                   --                        Radio Shack, Papa Johns, Smoothie King

Houston
--------
Champions Forest                     Eckerd                           Mail Boxes Etc., GNC, Fantastic Sams


Subtotal/Weighted
Average(Texas)



GEORGIA

Atlanta
-------
Ashford Place                        Pier 1 Imports                   Baskin Robbin, Mail Boxes, Merle Norman
Braelin Village (5)                   Kmart                           Baskin Robbins, Mail Boxes Etc.,
                                                                      Manhattan Bagel, Blockbuster Video, GNC
Briarcliff LaVista                   Drug Emporium                    Supercuts, Trust Company Bank
Briarcliff Village (6)               Eckerd, TJ Maxx, Office Depot    Subway, Hair Cuttery, Famous Footwear
Buckhead Court                              --                        Pavillion, Bellsouth Mobility
                                                                      Outback Steakhouse
Cambridge Square                            --                        Allstate, AAA Mail & Pkg., Wachovia
Cromwell Square                      CVS Drug, Haverty's Furniture    First Union, Bellsouth Mobility
                                                                      Hancock Fabrics
Cumming 400                          Big Lots                         Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum (3)(5)                 Eckerd                           Mail Boxes, Etc., GNC, Blockbuster Video
Dunwoody Hall                        Eckerd                           Texaco, Blimpie, Nations Bank
Dunwoody Village (5)                        --                        Federal Express, Jiffy Lube, Hallmark
Loehmann's Plaza                     Eckerd, Loehmann's               Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                             --                        State Farm, Pizza Hut, Supercuts
Memorial Bend                        TJ Maxx                          Pizza Hut, GNC, H & R Block
Orchard Square                      CVS Drug                          Mail Boxes Unlimited, State Farm, Remax
Paces Ferry Plaza                           --                        Blockbuster Video, Nations Bank
                                                                      Sherwin Williams
Powers Ferry Square                 CVS Drug                          Domino's Pizza, Dunkin Donuts, Supercuts
Powers Ferry Village                CVS Drug                          Mail Boxes, Etc., Blimpies
Rivermont Station                   CVS Drug                          Pak Mail, GNC, Wolf Camera
Roswell Village                      Eckerd, Ace Hardware             Hallmark, Pizza Hut, Scholtzyky's
Russell Ridge                               --                        Pizza Hut, Pak Mail, Hallmark, GNC
Sandy Plains Village                 Stein Mart                       H & R Block, Mail Boxes Etc., Subway
Sandy Springs  Village                      --                        Air Touch, Blockbuster Video, Steinway Piano
Trowbridge Crossing (5)                     --                        Domino's, Postal Services, Hair Cuttery

Other Markets
-------------
Evans Crossing                              --                        Subway, Hair Cuttery, Dollar Tree
LaGrangeMarketplace(3)               Eckerd                           Lee's Nails, It's Fashions, One Price Clothing
Parkway Station (5)                         --                        H & R Block, Pizza Hut, Olan Mills


Subtotal/Weighted
Average(Georgia)



                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------


OHIO

Cincinnati
----------
Beckett Commons                             --                        Mail Boxes, Etc., Subway, Taco Bell
Cherry Grove                         CVS Drug, TJ Maxx,               GNC, Hallmark, Sally Beauty Supply
                                     Hancock Fabrics
Hamilton Meadows                      Kmart                           Radio Shack, H&R Block, GNC
Hyde Park Plaza                      Walgreen's, Michaels,            Radio Shack, H&R Block, Hallmark
                                     Barnes & Noble, Old Navy         Blockbuster Video, US Post Office, Kinkos
Shoppes at Mason                            --                        Mail Boxes Etc., GNC, Great Clips
Silverlake                                  --                        Radio Shack, H&R Block, Great Clips
Westchester Plaza                           --                        Pizza Hut, Subway, GNC

Columbus
--------
East Pointe                                 --                        Mail Boxes, Etc., Hallmark, Liberty Mutual
Hampstead Village (6)                       --                        Blockbuster Video, Great Clips
Kingsdale (6)                        Stein Mart, Limited              Hallmark, Goodyear, Jenny Craig
                                     S&K Menswear                     Famous Footware
North Gate/(Maxtown)                        --                        Hallmark, GNC, Great Clips
Park Place                                  --                        Mail Boxes Etc., Domino's, Subway
Windmiller Plaza                     Sears Hardware                   Radio Shack, Sears Optical, Great Clips
Worthington                          CVS Drug                         Little Caesar's, Hallmark, Radio Shack


Subtotal/Weighted
Average(Ohio)



NORTH CAROLINA

Asheville
---------
Oakley Plaza                         CVS Drug, Western Auto           Little Caesar's, Subway
                                     Baby Superstore                    Life Uniform

Charlotte
---------
Carmel Commons                       Eckerd, Piece Goods              Little Caesar's, Radio Shack, Blimpies
City View                            CVS Drug, Public Library         Bellsouth, Willie's Music
Union Square                         CVS Drug,                        Mail Boxes, Etc., Subway, TCBY
                                     Consolidated Theatres

Raleigh / Durham
----------------
Bent Tree Plaza                             --                        Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                   United Artists, Office Max,      Sears Optical, Friedman's Jewelers
                                       Petsmart                         H & R Block, Shoe Carnival
Glenwood Village                            --                        Domino's Pizza, Simple Pleasures
Lake Pine Plaza                             --                        H & R Block, GNC, Great Clips
Maynard Crossing                            --                        Mail Boxes, Etc., GNC, Hallmark
Southpoint Crossing (5)                     --                        Wolf Camera, GNC, H&R Block
Woodcroft                            Eckerd, True Value               Domino's Pizza, Subway, Allstate

Winston-Salem
-------------
Kernersville Marketplace                    --                        Mail Boxes, Little Caesar's, Great Clips


Subtotal/Weighted
Average(North Carolina)
-------------------------


WASHINGTON

Seattle
-------
Cascade Plaza (6)                    Long's Drugs                     JoAnn Fabrics, Fashion Bug
Inglewood Plaza                             --                        Subway, Domino's Pizza
James Center (6)                            --                        Kinko's, Hollywood Video, U.S. Bank
Lake Meridian                        Bartell Drugs                    Mail Boxes Etc., Starbucks, Home Video
Pine Lake Village                    Rite Aid                         Blockbuster Video, Starbucks, Mail Post
Sammamish Highlands                  Bartell Drugs, Ace Hardware      Hollywood Video, Starbucks, GNC, H&R Block
South Point Plaza                    Rite Aid, Office Depot,          Outback Steakhouse, Mail Boxes Etc.
                                        Pep Boys


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

WASHINGTON
Seattle (Continued)
-------------------
Southcenter                          Target (4)                       GTE Wireless, Supercuts, Starbucks
Thomas Lake                           Rite Aid                        Blockbuster Video, Great Clips, Subway

Subtotal/Weighted
Average(Washington)
-------------------------

COLORADO

Colorado Springs
----------------
Cheyenne Meadows (5)                        --                        Hallmark, Nail Center, Cost Cutters
Jackson Creek  (5)                          --                        Cost Cutters, Polo Cleaners
Woodman Plaza (6)(5)                        --                        Cost Cutters, GNC, The Nail Center

Denver
------
Boulevard Center                            --                        Bennigans, Great Clips, Mail Boxes Etc.
Buckley Square                       True Value Hardware              Hollywood Video, Radio Shack, Subway
Leetsdale Marketplace                       --                        Blockbuster Video, Radio Shack, GNC
Littleton Square                     Walgreens                        Blockbuster Video, Hallmark, H&R Block
Lloyd King Center (5)                       --                        GNC, Cost Cutters, Hollywood Video
Redlands Marketplace (6)                    --                        Redland Floral & Gifts
Stroh Ranch (5)                             --                        Cost Cutters, Post Net, Dry Clean Station


Subtotal/Weighted
Average(Colorado)

OREGON

Portland
--------
Cherry Park Market (Grmr)                   --                        Hollywood Video, Subway, Baskin Robbins
Murrayhill Marketplace                      --                        True Value, World Gym, State Farm
Sherwood II (6)                             --                                       --
Sherwood Market Center                      --                        Hallmark, Blimpies, GNC, Supercuts
Sunnside 205                                --                        Kinko's, State Farm, Coffee Bistro
Walker Center                        Sportmart                        Blockbuster Video, Postal Annex
West Hills                                  --                        Blockbuster Video, GNC, Starbucks


Subtotal/Weighted
Average(Oregon)

ALABAMA

Birmingham
----------
Villages of Trussville (3)          CVS Drug                          Head Start, Cellular One, Mattress Max
West County Marketplace (3)         Rite Aid, Wal-Mart                Domino's Pizza, GNC, Cato Plus

Montgomery
----------
Country Club (3)                    Rite Aid                          Radio Shack, Subway, Beltone, GNC

Other Markets
-------------
Bonner's Point (3)                  Wal-Mart                          Subway, Domino's Pizza, Cato
Marketplace -                       Wal-Mart                          Domino's Pizza, Subway, Hallmark
   Alexander City (3)


Subtotal/Weighted
Average(Alabama)

ARIZONA
-------
Paseo Village                        Walgreens                        Domino's Pizza, Fantastic Sams
Pima Crossing                        Stein Mart                       Pier 1 Imports, Blockbuster Video, GNC


Subtotal/Weighted
Average(Arizona)


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------
TENNESSEE

Nashville
---------
Harpeth Village (5)                         --                        Mail Boxes, Etc., Heritage Cleaners, Great Clips
Nashboro Village                            --                        Hallmark, Fantastic Sams, Cellular Sales
Peartree Village                     Eckerd, Office Max               Hollywood Video, AAA Auto, Royal Thai


Subtotal/Weighted
Average(Tennessee)

MICHIGAN
--------
Fenton Marketplace (6)                      --                                  --
Lakeshore                            Rite Aid                         Hallmark, Subway, Baskin Robbins
Waterford (6)                               --                        Supercuts, Hollywood Entertainment


Subtotal/Weighted
Average(Michigan)


VIRGINIA
--------
Brookville Plaza                            --                        H&R Block, Cost Cutters, Jenny Craig
Statler Square                       CVS Drug, Staples                Hallmark, H & R Block, Hair Cuttery

Subtotal/Weighted
Average(Virginia)

MISSISSIPPI
-----------
Columbia Marketplace(3)              Wal-Mart                         GNC, Radio Shack, Cato
Lucedale Marketplace(3)              Wal-Mart                         Subway, Cato, Byrd's Cleaners


Subtotal/Weighted
Average(Mississippi)

SOUTH CAROLINA
--------------
Merchants Village                           --                        Mail Boxes Etc., Hollywood Video, Hallmark
Queensborough (5)                           --                        Mail Boxes, Etc., Supercuts, Pizza Hut

Subtotal/Weighted
Average(South Carolina)
-------------------------

DELAWARE
--------
Pike Creek                           Eckerd, K-mart                   Radio Shack, H&R Block, TCBY

KENTUCKY
--------
Franklin Square                      Rite Aid, JC Penney              Mail Boxes, Baskin Robbins, Kay Jewelers

ILLINOIS
--------
Hinsdale Lake Commons                Ace Hardware                     Hallmark, Blockbuster Video, Fannie Mae

MISSOURI
--------
St. Ann  Square                      Bally Total Fitness              Great Clips, US Navy, US Marines

WYOMING
-------
Dell Range Road (5)(6)                       --                                 --


(1)  Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 95.5% for Partnership shopping centers and 95.0% for Company shopping centers.
(3)  Company-owned property not owned by the  Partnership.
(4)  Tenant owns its own building.
(5)  Owned by a partnership with outside investors in which the Partnership
     (or the Company in the case of a property referred to in note (3) above) or an affiliate is the general partner.
(6)  Property under development or redevelopment.

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

No matters were submitted for stockholder vote during the fourth quarter of 1999.

                                     PART Il


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1999 and 1998.

                                                   1999                                      1998
                                    -----------------------------------      --------------------------------------
                                                                 Cash                                      Cash
                                      High          Low       Dividends         High          Low       Dividends
                                      Price        Price      Declared          Price        Price      Declared
                                     -------      --------    ---------        -------      -------    -----------

         March 31                  $  23.125        18.750       .46           27.812       24.750        .44
         June 30                      22.500        19.000       .46           26.687       24.062        .44
         September 30                 22.125        19.875       .46           26.500       20.500        .44
         December 31                  20.813        18.750       .46           23.437       20.250        .44

The following describes the registrant's sales of unregistered securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

The Company intends to pay regular quarterly distributions to its common stockholders. Future distributions will be declared and paid at the discretion of the Board of Directors, and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. The Company anticipates that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder's common stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its taxable income (90% effective January 1, 2001). Under certain circumstances, which management does not expect to occur, the Company could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The Company currently maintains the Regency Realty
Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

Under the loan agreement with the lenders of the Company's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described under Item 7., Management's Discussion and Analysis. Also in the event of any monetary default, the Company will not make distributions to stockholders.

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

During 1998, the Company acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Company paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Company may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

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

In November 1998, the Company acquired Park Place shopping center in exchange for 79,466 Units of Regency Centers, L.P. valued at $26 per Unit plus the assumption of debt secured by Park Place. During 1999, 3,682 additional units were issued as contingent consideration.

The Company acquired 35 shopping centers during 1997 (the "1997 Acquisitions") for approximately $395.7 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1999, the Company issued 298,064 additional Units and shares of common stock valued at $5.9 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. During 1998, the Company issued 721,997 additional Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. In connection with the Units and shares of common stock issued to Branch in March 1998, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights to purchase common stock.


During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

Under the loan agreement with the lenders of the Company's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described under Item 7., Management's Discussion and Analysis. Also in the event of any monetary default, the Company will not make distributions to stockholders.


Item 6.  Selected Consolidated Financial Data
(in thousands, except per share data and number of properties)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1999, for the Company. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.


                                                            1999            1998          1997          1996          1995
                                                            ----            ----          ----          ----          ----


Operating Data:
Revenues:
  Rental revenues                                   $      278,960        130,487        88,855        43,433         31,555
  Other non-rental revenues                                 18,239         11,863         8,448         3,444          2,426
  Equity in income of investments
     in real estate partnerships                             4,688            946            33            70              4
                                                      -------------    -----------   -----------   -----------   ------------
      Total revenues                                       301,887        143,296        97,336        46,948         33,985
                                                      -------------    -----------   -----------   -----------   ------------

Operating expenses:
  Operating, maintenance and real
  estate taxes                                              67,457         30,844        22,904        12,065          8,683
  General and administrative                                19,747         15,064         9,964         6,048          4,894
  Depreciation and amortization                             48,612         25,046        16,303         8,059          5,854
                                                      -------------    -----------   -----------   -----------   -----------
-  Total operating expenses                                135,816         70,954        49,171        26,172         19,431
                                                      -------------    -----------   -----------   -----------   ------------

Interest expense, net of interest income                    57,870         26,829        18,667        10,811          8,969
                                                      -------------    -----------   -----------   -----------   ------------
  Income before minority interests and sale of
       real estate investments                             108,201         45,513        29,498         9,965          5,585

(Loss) gain on sale of real estate investments                (233)        10,726           451             -              -
                                                      -------------    -----------   -----------   -----------   ------------

     Income before minority interests                      107,968         56,239        29,948         9,965          5,585

Minority interest of exchangeable
    operating partnership units                             (2,898)        (1,826)       (2,042)            -              -
Minority interest of limited partners                       (2,856)          (464)         (505)            -              -
Minority interest preferred unit distribution              (12,368)        (3,359)            -             -              -
                                                      -------------   -----------   -----------   -----------   ------------
     Net income                                             89,846         50,590        27,402         9,965          5,585
Preferred stock dividends                                   (2,245)             -             -            58            591
                                                      -------------   -----------   -----------   -----------   ------------
     Net income for common stockholders             $       87,601         50,590       $27,402         9,907          4,994
                                                      =============   ============  ===========   ===========   ============
Earnings per share:
     Basic                                          $         1.61           1.80          1.28          0.82           0.75
                                                      =============   ============  ===========   ===========   ============

     Diluted                                        $         1.61           1.75          1.23          0.82           0.75
                                                      =============    ===========  ===========   ===========   ============

Other Data:
  Common stock outstanding                                  56,924         25,489        23,992        13,590          9,704
  Common Units, preferred stock and Class B
     common stock outstanding                                3,565          4,337         3,550            29              -
  Company owned gross leasable area                         24,769         14,652         9,981         5,512          3,981
  Number of properties (at end of period)                      216            129            89            50             36
  Ratio of earnings to fixed charges                           1.9            2.1           2.3           1.8            1.5


Balance Sheet Data:
  Real estate investments at cost                    $   2,636,193      1,250,332       834,402       393,403        279,046
  Total assets                                           2,654,936      1,240,107       826,849       386,524        271,005
  Total debt                                             1,011,967        548,126       278,050       171,607        115,617
  Stockholders' equity                                   1,247,249        550,741       513,627       206,726        147,007


7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated   Financial   Statements   and  Notes  thereto  of  Regency  Realty
Corporation ("Regency" or "Company") appearing elsewhere within.

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at December 31, 1999, 198 properties were owned either fee simple or through partnership interests by RCLP. At December 31, 1999, the Company had an investment in real estate, at cost, of approximately $2.6 billion of which $2.4 billion or 96% was owned by RCLP.

Shopping Center Business

     The Company's principal business is owning, operating and developing grocery anchored neighborhood shopping centers which are located in infill locations or high growth corridors. The Company's properties (both operating and under construction) summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                        December 31, 1999                              December 31, 1998
                                        -----------------                              -----------------
          Location        # Properties        GLA          % Leased *   # Properties      GLA           % Leased *
          --------        ------------      ---------      ----------   ------------  -----------       ----------

     Florida                   48          5,909,534          91.7%            46          5,728,347        92.0%
     California                36          3,858,628          98.2%             -                  -           -
     Texas                     29          3,849,549          94.2%             5            479,900        86.3%
     Georgia                   27          2,716,763          92.3%            27          2,737,590        93.4%
     Ohio                      14          1,923,100          98.1%            13          1,786,521        96.8%
     North Carolina            12          1,241,639          97.9%            12          1,239,783        98.3%
     Washington                 9          1,066,962          98.1%             -                  -           -
     Colorado                  10            903,502          98.0%             5            447,569        95.2%
     Oregon                     7            616,070          94.2%             -                  -           -
     Alabama                    5            516,061          99.5%             5            516,060        99.0%
     Arizona                    2            326,984          99.7%             -                  -           -
     Tennessee                  3            271,697          98.9%             4            295,179        96.8%
     Michigan                   3            250,655          98.7%             2            177,929        99.0%
     Delaware                   1            232,754          96.3%             1            232,752        94.8%
     Kentucky                   1            205,061          91.8%             1            205,060        95.6%
     Virginia                   2            197,324          96.1%             2            197,324        97.7%
     Mississippi                2            185,061          96.6%             2            185,061        97.6%
     Illinois                   1            178,600          85.9%             1            178,600        86.9%
     South Carolina             2            162,056          98.8%             2            162,056       100.0%
     Missouri                   1             82,498          95.8%             1             82,498        99.8%
     Wyoming                    1             75,000             -              -                  -           -
                              ---         ----------          -----           ---         ----------       ------
         Total                216         24,769,498          95.0%           129         14,652,229        94.3%
                              ===         ==========          =====           ===         ==========       ======


          * Excludes properties under construction

The Company is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Company's current investment markets have continued to offer strong stable economies, and accordingly, the Company expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Company's shopping centers at December 31, 1999:


        Grocery Anchor         Number of          % of          % of Annualized     Avg Remaining
                                Stores *         Total GLA          Base Rent          Lease Term
        --------------        ----------        ----------      ----------------   ---------------

            Kroger                53               12.2%              10.8%              16 yrs
            Publix                36                6.4%               4.4%              12 yrs
            Safeway               33                5.0%               4.4%              10 yrs
            Albertsons            20                2.9%               2.8%              14 yrs

          * Includes grocery owned stores



Acquisition and Development of Shopping Centers

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that were operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and closing costs. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity.

During 1998, the Company acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Company paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Company may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

Results from Operations

Comparison 1999 to 1998

Revenues increased $158.6 million or 111% to $301.9 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions providing increases in revenues of $143.9 million during 1999. At December 31, 1999, the real estate portfolio contained approximately 24.8 million SF and was 92.4% leased. Minimum rent increased $114.7 million or 111%, and recoveries from tenants increased $31.8 million or 132%. On a same property basis (excluding Pacific, the 1998 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $8.9 million or 8%, primarily due to higher base rents. Other non-rental revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $18.2 million and $11.9 million in 1999 and 1998, respectively. This increase of $6.3 million was the result of higher gains on developments sold. During 1998, the Company sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the unsecured acquisition and development line of credit (the "Line").

Operating  expenses  increased  $64.9 million or 91% to $135.8  million in 1999.
Combined operating and maintenance, and real estate taxes increased $36.6 million or 118% during 1999 to $67.5 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $35.9 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $879,000 or 3.4%. General and administrative expenses increased 32% during 1999 to $19.3 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $23.6 million during 1999 or 94% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $60.1 million in 1999 from $28.8 million in 1998 or 109% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line, the assumption of debt for Pacific and the debt offerings completed in 1999. Weighted average interest rates decreased .05% during 1999. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $87.6 million in 1999 vs. $50.6 million in 1998, a $37 million or 73% increase for the reasons previously described. Diluted earnings per share in 1999 was $1.61 vs. $1.75 in 1998 due to the increase in net income offset by the dilutive impact from the increase in weighted average common shares and equivalents of 28.6 million primarily due to the acquisition of Pacific.

Comparison of 1998 to 1997

Revenues increased $46.0 million or 47% to $143.3 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions providing increases in revenues of $37.5 million during 1998. At December 31, 1998, the real estate portfolio contained approximately 14.7 million SF and was 92.9% leased. Minimum rent increased $33.3 million or 47%, and recoveries from tenants increased $7.5 million or 45%. On a same property basis (excluding the 1998 and 1997 Acquisitions, and the office portfolio sold during 1998) gross rental revenues increased $3.4 million or 6.7%, primarily due to higher base rents. Other non-rental revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $11.9 million in 1998 compared to $8.4 million in 1997, the increase due primarily to increased brokerage fees and increased activity in construction and development for third parties. During 1998, the Company sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

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

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $151.3 million and $65.0 million for the years ended December 31, 1999 and 1998, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $21.5 million and $8.3 million, during 1999 and 1998, respectively. The Company paid scheduled principal payments of $6.1 million and $3.4 million during 1999 and 1998, respectively. The Company paid dividends and distributions of $113.1 million and $54.9 million, during 1999 and 1998, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $216.6 million and $236.4 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $99.5 million and $174.7 million during 1999 and 1998, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1999 and 1998. At December 31, 1999, the Company had 50 shopping centers or build to suit projects under construction or undergoing major renovations, with costs to date of $271.3 million. Total committed costs necessary to complete the properties under development is estimated to be $135 million and will be expended through 2000.

During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions. At December 31, 1999, the Company had repurchased 2.7 million shares for $54.5 million.

The Company's outstanding debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                         1999            1998
                                                         ----            ----
 Notes Payable:
     Fixed rate mortgage loans                     $    382,715         298,148
     Variable rate mortgage loans                        11,376          11,051
     Fixed rate unsecured loans                         370,696         121,296
                                                      ---------        --------
           Total notes payable                          764,787         430,495
 Acquisition and development line of credit             247,179         117,631
                                                      ---------        --------
          Total                                    $  1,011,966         548,126
                                                      =========        ========

During February, 1999, the Company modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (1.00% currently), which is dependent on the Company's investment grade rating. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

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

As of December 31, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                      Scheduled
                                       Principal       Term Loan        Total
  Scheduled Payments by Year           Payments      Maturities       Payments
                                  --------------- -------------- ---------------

  2000                           $      5,711         92,942          98,653
  2001                                  8,053        293,027         301,080
  2002                                  4,943         44,091          49,034
  2003                                  4,933         13,299          18,232
  2004                                  5,327        199,866         205,193
  Beyond 5 Years                       36,883        290,365         327,248
  Net unamortized debt premiums             -         12,527          12,527
                                       ------        -------       ---------
       Total                     $     65,850        946,117       1,011,967
                                       ======        =======       =========


Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.3 million at December 31, 1999, and the Company's proportionate share of these loans was $21.2 million.

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

Year 2000 System Compliance

Management recognized the potential effect Year 2000 could have on the Company's operations and, as a result, implemented a Year 2000 Compliance Project. The project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of the data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying major tenants and financial institutions. The Company's computer hardware, operating systems, business systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant. Additionally, the Company did not incur and does not expect any business interruption as a result of any of its customers or financial institutions not being Year 2000 compliant.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 1999, the Company did not have any borrowings hedged with derivative financial instruments.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                          Fair
                                        2000        2001       2002       2003       2004      Thereafter     Total       Value
                                        ----        ----       ----       ----       ----      ----------     -----       -----

Fixed rate debt                        98,521      42,656     49,034     18,232     205,193     327,248      740,884     753,411
Average interest rate for all debt       7.72%       7.81%      7.78%      7.70%       7.66%       7.81%           -           -

Variable rate LIBOR debt                  131     258,424          -          -           -           -      258,555     258,555
Average interest rate for all debt       6.13%       6.13%         -          -           -           -            -           -



As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders. The following table provides information concerning the executive officers of the Company



 Executive Officer          Positions with the Company
     (Age)                 Principal Occupations During the Past Five Years
                           -------------------------------------------------

Martin E. Stein, Jr.       Chairman, Chief Executive Officer, and Director
     (age 47)              of the Company since its initial  public  offering in
                           October 1993; previously President of the Company's predecessor real estate division since 1976

Mary Lou Fiala             President and Chief Operating Officer since January,
     (age 48)              1999 and  Director of (age 48) the Company since
                           March,  1997;  Managing  Director - Security Capital
                           U.S. Realty Strategic Group  From  March  1997  to
                           January   1999;   Senior  Vice   President  and
                           Director of Stores,  New England - Macy's East/
                           Federated  Department Stores from 1994 to March
                           1997; various retailing positions since joining
                           Macy's in 1977, including Senior Vice President for Federated's Burdines Division and Henri
                           Bendel.

Bruce M. Johnson           Managing Director and Chief Financial Officer of the
    (age 52)               Company  since its initial public offering in October
                           1993, and Executive Vice President of the Company's predecessor real estate division since 1979.

Item 11.   Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.


Item 12.   Security Ownership of Certain Beneficial Owner and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.


Item 13.   Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

The Company's 1999 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K:

None

   (c)  Exhibits:

2. Agreement and Plan of Merger dated as of September 23, 1998 between Regency Realty Corporation and Pacific Retail Trust (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 of Regency Realty Corporation, No. 333-65491)

3.       Articles of Incorporation and Bylaws

          (i) Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

         (ii)  Restated Bylaws of Regency Realty Corporation.

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

10.      Material Contracts

         ~(a)   Regency  Realty  Corporation  1993 Long Term  Omnibus
                Plan, as amended, (incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q filed August 11, 1999)

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

        ~*(e)   Form of Option Award Agreement for Key Employees

        ~*(f)   Form of Option Award Agreement for Non-Employee Directors

        ~*(g)   Annual Incentive for Management Plan

        ~*(h)   Form of Director/Officer Indemnification Agreement


-------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
* Included as an exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference

         ~*(i) Form of Non-Competition Agreement between Regency Realty Corporation and Joan W. Stein, Robert L. Stein, Richard W. Stein, the Martin E. Stein Testamentary Trust A and the Martin E. Stein Testamentary Trust B.

           (j) The following documents, all dated November 5, 1993, relating to a $51 million loan from Salomon Brothers Inc. to corporations and subsidiaries wholly owned by the Company (incorporated by reference to the Company's Form 10-Q filed December 13, 1993)

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

          (ii) Promissory Note in the original principal amount of $51 million

         (iii) Undertaking executed by the Registrant and RRC FL SPC, Inc., RRC AL SPC, Inc., RRC MS SPC, Inc., and RRC GA SPC, Inc.

          (iv) Certificate Purchase Agreement between RRC Lender, Inc. (as seller) and Salomon Brothers, Inc.( as lender)

           (k) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

   ++      (i)      Stock Purchase Agreement dated June 11, 1996.

   ++     (ii)     Stockholders' Agreement dated July 10, 1996.

                        (A)     First  Amendment  of   Stockholders'
                                Agreement  dated  February  10, 1997
                                (incorporated  by  reference  to the
                                Company's   Form  8-K  report  filed
                                March 14, 1997)

                        (B)     Amendment  No.  2  to  Stockholders'
                                Agreement  dated  December  4,  1997
                                (incorporated    by   reference   to
                                Exhibit 6.2 to Schedule  13D/A filed
                                by Security Capital U.S.
                                Realty on December 11, 1997)

--------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
* Included as an exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.

                        (C)     Amendment  No.  3  to   Stockholders
                                Agreement  dated  September 23, 1998
                                (incorporated    by   reference   to
                                Exhibit 8.2 to Schedule  13D/A filed
                                by Security  Capital U.S.  Realty on
                                October 2, 1998)

        ++       (iii)    Registration Rights Agreement dated July 10, 1996.

        (l) Stock Grant Plan adopted on January 31, 1994 to grant stock to employees (incorporated by reference to the Company's Form 10-Q filed May 12, 1994).

     ~@ (m)    Criteria for Restricted Stock Awards under 1993 Long Term
                Omnibus Plan.

     ~@ (n)    Form of 1996 Stock Purchase Award Agreement.

      @ (o)    Form of 1996  Management  Stock Pledge  Agreement
                relating to the Stock Purchase Award Agreement filed as Exhibit 10(o).

     ~@ (p)    Form of Promissory Note relating to 1996 Stock Purchase Award
                Agreement filed as Exhibit 10(o).

        (q) Third Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended.

        (r) Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided.

                (i)     Letter   Agreement  dated  August  30,  1999
                        amending  the  Amended and  Restated  Credit
                        Agreement dated February 26, 1999.

               (ii) Letter Agreement dated October 29, 1999 amending the Amended and Restated Credit Agreement dated February 26, 1999.

        (s)       Purchase and Sale Agreemendment dated as of December 22,
                    1999 between Regency Realty Group, Inc. and Security Capital Holdings, S.A. for the purchase of all outstanding voting stock in PRT Development Corporation.

         21.Subsidiaries of the Registrant

         23.Consent of KPMG LLP

         27.Financial Data Schedule

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

Date:    March 17, 2000                       /s/ Martin E. Stein, Jr.
                                       ------------------------
                                              Martin E. Stein, Jr.,
                                              Chairman of the Board and
                                              Executive Officer

Date:    March 17, 2000                       /s/ Mary Lou Fiala
                                       ------------------------
                                              Mary Lou Rogers,
                                              President, Chief Operating Officer
                                              and Director

Date:    March 17, 2000                       /s/ Thomas B. Allin
                                       ------------------------
                                              Thomas B. Allin, Director

Date:    March 17, 2000                       /s/ Raymond L. Bank
                                       ------------------------
                                              Raymond L. Bank, Director

Date:    March 17, 2000                       /s/ A. R. Carpenter
                                       ------------------------
                                              A. R. Carpenter, Director

Date:    March 17, 2000                       /s/ Jeffrey A. Cozad
                                       -------------------------
                                              Jeffrey A. Cozad, Director

Date:    March 17, 2000                       /s/ J. Dix Druce, Jr.
                                       -------------------------
                                              J. Dix Druce, Jr., Director

Date:    March 17, 2000                       /s/ John T. Kelley
                                       -------------------------
                                              John T. Kelley, Director

Date:    March 17, 2000                       /s/ Douglas S. Luke
                                       -------------------------
                                              Douglas S. Luke, Director

Date:    March 17, 2000                       /s/ John C. Schweitzer
                                       -------------------------
                                              John C. Schweitzer, Director

Date:    March 17, 2000                       /s/ Lee Wielansky
                                       -------------------------
                                              Lee Wielansky, Director

Date:    March 17, 2000                       /s/ Terry N. Worrell
                                       -------------------------
                                              Terry N. Worrell, Director

                            REGENCY REALTY CORPORATION
                           INDEX TO FINANCIAL STATEMENTS




Regency Realty Corporation

 Independent Auditors' Report                                                F-2
 Consolidated Balance Sheets as of December 31, 1999 and 1998                F-3
 Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997                                       F-4
 Consolidated Statements of Stockholders'Equity for the years ended
     December 31, 1999, 1998 and 1997                                        F-5
 Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                                       F-7
 Notes to Consolidated Financial Statements                                  F-9


Financial Statement Schedule

  Independent Auditors' Report on Financial Statement Schedule               S-1

  Schedule III - Regency Realty Corporation Combined Real Estate and
      Accumulated Depreciation - December 31, 1999                           S-2



  All other schedules are omitted because they are not applicable or because information required therein is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Shareholders and Board of Directors
Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Realty Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Realty Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.





                                                          KPMG LLP





Jacksonville, Florida
January 26, 2000

                        REGENCY REALTY CORPORATION
                       Consolidated Balance Sheets
                         December 31, 1999 and 1998



                                                                                       1999                     1998
                                                                                     -------                   ------

Assets
Real estate investments, at cost (notes 2, 5 and 9):
    Land                                                                         $   567,673,872              257,669,018
    Buildings and improvements                                                     1,834,279,432              925,514,995
    Construction in progress - development for investment                             81,995,169               15,647,659
    Construction in progress - development for sale                                   85,305,724               20,869,915
                                                                                   --------------           ---------------
                                                                                   2,569,254,197            1,219,701,587
    Less:  accumulated depreciation                                                  104,467,176               58,983,738
                                                                                   --------------           ---------------
                                                                                   2,464,787,021            1,160,717,849
    Investments in real estate partnerships (note 4)                                  66,938,784               30,630,540
                                                                                   --------------           ---------------
         Net real estate investments                                               2,531,725,805            1,191,348,389

Cash and cash equivalents                                                             54,117,443               19,919,693
Notes receivable                                                                      15,673,125                        -
Tenant receivables, net of allowance for uncollectible accounts of
    $1,883,547 and $1,787,686 at December 31, 1999
    and 1998, respectively                                                            33,515,040               16,758,917
Deferred costs, less accumulated amortization of $8,802,559 and
    $5,295,336 at December 31, 1999 and 1998, respectively                            12,530,546                6,872,023
Other assets                                                                           7,374,019                5,208,278
                                                                                   --------------          ---------------

                                                                                 $ 2,654,935,978            1,240,107,300
                                                                                   ==============          ===============
Liabilities and Stockholders' Equity
Liabilities:
    Notes payable (notes 2 and 5)                                                    764,787,207              430,494,910
    Acquisition and development line of credit (note 5)                              247,179,310              117,631,185
    Accounts payable and other liabilities                                            48,886,111               19,936,424
    Tenants' security and escrow deposits                                              7,952,707                3,110,370
                                                                                   --------------          ---------------
         Total liabilities                                                         1,068,805,335              571,172,889
                                                                                   --------------          ---------------

Preferred units (note 6)                                                             283,816,274               78,800,000
Exchangeable operating partnership units (notes 2 and 6):                             44,589,873               27,834,330
Limited partners' interest in consolidated partnerships                               10,475,321               11,558,618
                                                                                   --------------          --------------
         Total minority interest                                                     338,881,468              118,192,948
                                                                                   --------------          ---------------

Stockholders' equity (notes 2, 6, 7 and 8):
  Cumulative convertible preferred stock  Series 1 and paid
    in capital $.01 par value per share: 542,532 shares
    authorized; 537,107 issued and outstanding; liquidation
    preference $20.83 per share                                                       12,528,032                        -
  Cumulative convertible preferred stock  Series 2 and paid
    in capital $.01 par value per share: 1,502,532 shares authorized;
    950,400 shares issued and outstanding; liquidation preference
    $20.83 per share                                                                  22,168,080                        -
  Common stock $.01 par value per share: 150,000,000 shares authorized;
    59,639,536 and 25,488,989 shares issued at December 31, 1999 and
    1998, respectively                                                                   596,395                  254,889
  Special common stock - 10,000,000 shares authorized: Class B $.01 par value per share: 2,500,000 shares issued and outstanding at
    December 31, 1998                                                                          -                   25,000
  Treasury stock; 2,715,851 shares held at December 31, 1999, at cost                (54,536,612)                       -
  Additonal paid in capital                                                        1,304,257,610              578,466,708
  Distributions in excess of net income                                              (26,779,538)             (19,395,744)
  Stock loans                                                                        (10,984,792)              (8,609,390)
                                                                                   --------------          ---------------
           Total stockholders' equity                                              1,247,249,175              550,741,463
                                                                                   --------------          ---------------

Commitments and contingencies (notes 9 and 10)
                                                                                 $ 2,654,935,978            1,240,107,300
                                                                                   ==============          ===============

See accompanying notes to consolidated financial statements

                                        F-3

                                        REGENCY REALTY CORPORATION
                                   Consolidated Statements of Operations
                            For the Years ended December 31, 1999, 1998 and 1997



                                                                     1999                 1998                 1997
                                                                   -------               ------               ------

Revenues:
    Minimum rent (note 9)                                      $   218,039,441          103,365,322           70,102,765
    Percentage rent                                                  5,000,272            3,012,105            2,151,379
    Recoveries from tenants                                         55,919,788           24,109,519           16,600,925
    Other non-rental revenues                                       18,239,486           11,862,784            8,447,615
    Equity in income of investments in
       real estate partnerships                                      4,687,944              946,271               33,311
                                                                ---------------      ---------------      ---------------
          Total revenues                                           301,886,931          143,296,001           97,335,995
                                                                ---------------      ---------------      ---------------

Operating expenses:
    Depreciation and amortization                                   48,611,519           25,046,001           16,303,159
    Operating and maintenance                                       39,204,109           18,455,672           14,212,555
    General and administrative                                      19,274,225           14,564,148            9,324,926
    Real estate taxes                                               28,253,961           12,388,521            8,691,576
    Other expenses                                                     472,526              500,000              639,000
                                                                ---------------      ---------------      ---------------
          Total operating expenses                                 135,816,340           70,954,342           49,171,216
                                                                ---------------      ---------------      ---------------

Interest expense (income):
    Interest expense                                                60,067,007           28,786,431           19,667,483
    Interest income                                                 (2,196,954)          (1,957,575)          (1,000,227)
                                                                ---------------      ---------------      ---------------
          Net interest expense                                      57,870,053           26,828,856           18,667,256
                                                                ---------------      ---------------      ---------------

          Income before minority interests and sale
            of real estate investments                             108,200,538           45,512,803           29,497,523

(Loss) gain on sale of real estate investments                        (232,989)          10,725,975              450,902
                                                                ---------------      ---------------      ---------------

          Income before minority interests                         107,967,549           56,238,778           29,948,425

Minority interest preferred unit distributions                     (12,368,403)          (3,358,333)                   -
Minority interest of exchangeable partnership units                 (2,897,778)          (1,826,273)          (2,041,823)
Minority interest of limited partners                               (2,855,404)            (464,098)            (504,947)
                                                                ---------------      ---------------      ---------------


           Net income                                               89,845,964           50,590,074           27,401,655

Preferred stock dividends                                           (2,244,593)                   -                    -
                                                                ---------------      ---------------      ---------------

           Net income for common stockholders                  $    87,601,371           50,590,074           27,401,655
                                                                ===============      ===============      ===============


Net income per share (note 7):
          Basic                                                $          1.61                 1.80                 1.28
                                                                ===============      ===============      ===============

          Diluted                                              $          1.61                 1.75                 1.23
                                                                ===============      ===============      ===============





See accompanying notes to consolidated financial statements

REGENCY REALTY CORPORATION
Consolidated Statements of Stockholders' Equity For the Years ended December 31, 1999, 1998 and 1997


                                                                                                      Class B
                                              Series 1             Series 2           Common           Common           Treasury
                                           Preferred Stock      Preferred Stock        Stock           Stock             Stock
                                         -----------------    -----------------    -----------      -----------       ----------

Balance at
     December 31, 1996                  $               -                   -          106,149         25,000               -
Common stock issued to
     SC-USREALTY (note 6)                               -                   -           75,135              -               -
Common stock issued in
     secondary offering, net                            -                   -           25,448              -               -
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                                -                   -            1,359              -               -
Common stock issued for
     partnership units redeemed                         -                   -           30,271              -               -
Common stock issued to
     acquire real estate                                -                   -            1,558              -               -
Partial forgiveness or
     repayment of stock loans                           -                   -                -              -               -
Cash dividends declared:
     Common stock, $1.68 per share                      -                   -                -              -               -
Net income                                              -                   -                -              -               -
                                             -------------          -----------     ----------      ----------     -----------
Balance at
     December 31, 1997                  $               -                   -          239,920         25,000               -
Common stock issued to
     SC-USREALTY (note 6)                               -                   -            4,358              -               -
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                                -                   -            4,208              -               -
Common stock issued for
     partnership units redeemed                         -                   -              752              -               -
Common stock issued to
     acquire real estate (note 2)                       -                   -            5,651              -               -
Reallocation of minority interest                       -                   -                -              -               -
Partial forgiveness or
     repayment of stock loans                           -                   -                -              -               -
Cash dividends declared:
     Common stock, $1.76 per share                      -                   -                -              -               -
Net income                                              -                   -                -              -               -
                                             -------------          -----------     -----------     ----------     -----------
Balance at
     December 31, 1998                  $               -                   -          254,889         25,000               -
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                                -                   -            2,499              -               -
Common stock issued or cancelled
     under stock loans                                  -                   -             (528)             -               -
Common stock issued for
     partnership units redeemed                         -                   -            3,961              -               -
Common stock issued for
     class B conversion (note 6)                        -                   -           29,755        (25,000)              -
Preferred stock issued to
     acquire Pacific (note 2)                  12,654,570          22,392,000                -              -               -
Common stock issued to
     acquire Pacific (note 2)                           -                   -          305,669              -               -
Common stock issued for
     Preferred stock conversion                  (126,538)           (223,920)             150              -               -
Repurchase of common stock (note 6)                     -                   -                -              -     (54,536,612)
Cash dividends declared:
     Common stock ($1.84 per share)
     and preferred stock                                -                   -                -              -               -
Net income                                              -                   -                -              -               -
                                              -------------        ------------     -----------     -----------   ------------
Balance at December 31, 1999            $      12,528,032          22,168,080          596,395              -     (54,536,612)
                                              =============        ============     ===========     ===========   ============



See accompanying notes to consolidated financial statements.

REGENCY REALTY CORPORATION
Consolidated Statements of Stockholders' Equity For the Years ended December 31, 1999, 1998 and 1997



                                               Additional       Distributions                     Total
                                                Paid In           in exess of      Stock        Stockholders'
                                                Capital           Net Income       Loans          Equity
                                               ----------       -------------   -----------    -----------


Balance at
     December 31, 1996                  $      223,080,831      (13,981,770)      (2,504,433)     206,725,777
Common stock issued to
     SC-USREALTY (note 6)                      158,475,802                -                -      158,550,937
Common stock issued in
     secondary offering, net                    65,487,586                -                -       65,513,034
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                         3,026,241                -                -        3,027,600
Common stock issued for
     partnership units redeemed                 81,246,827                -                -       81,277,098
Common stock issued to
     acquire real estate                         4,181,591                -                -        4,183,149
Partial forgiveness or
     repayment of stock loans                            -                -          862,181          862,181
Cash dividends declared:
     Common stock, $1.68 per share                       -      (33,914,778)               -      (33,914,778)
Net income                                               -       27,401,655                -       27,401,655
                                               ------------   --------------    -------------  ----------------
Balance at
     December 31, 1997                  $      535,498,878      (20,494,893)      (1,642,252)     513,626,653
Common stock issued to
     SC-USREALTY (note 6)                        9,637,208                -                -        9,641,566
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                        10,746,701                -       (7,409,151)       3,341,758
Common stock issued for
     partnership units redeemed                  1,670,631                -                -        1,671,383
Common stock issued to
     acquire real estate (note 2)               14,263,472                -                -       14,269,123
Reallocation of minority interest                6,649,818                -                -        6,649,818
Partial forgiveness or
     repayment of stock loans                            -                -          442,013          442,013
Cash dividends declared:
     Common stock, $1.76 per share                       -      (49,490,925)               -      (49,490,925)
Net income                                               -       50,590,074                -       50,590,074
                                               ------------   --------------    -------------  --------------
Balance at
     December 31, 1998                  $      578,466,708      (19,395,744)      (8,609,390)     550,741,463
Common stock issued as
     compensation, purchased by
     directors or officers, or issued
     under stock options                         3,731,625                -                -        3,734,124
Common stock issued or cancelled
     under stock loans                          (1,312,203)               -        1,623,552          310,821
Common stock issued for
     partnership units redeemed                  7,591,712                -                -        7,595,673
Common stock issued for
     class B conversion (note 6)                    (4,755)               -                -                -
Preferred stock issued to
     acquire Pacific (note 2)                            -                -                -       35,046,570
Common stock issued to
     acquire Pacific (note 2)                  715,434,215                -       (3,998,954)     711,740,930
Common stock issued for
     Preferred stock conversion                    350,308                -                -                -
Repurchase of common stock (note 6)                      -                -                -      (54,536,612)
Cash dividends declared:
     Common stock ($1.84 per share)
     and preferred stock                                 -      (97,229,758)               -      (97,229,758)
Net income                                               -       89,845,964                -       89,845,964
                                             --------------   --------------    -------------  --------------
Balance at December 31, 1999           $     1,304,257,610      (26,779,538)     (10,984,792)   1,247,249,175
                                             ==============   ==============    =============  ==============


See accompanying notes to consolidated financial statements.

                REGENCY REALTY CORPORATION
          Consolidated Statements of Cash Flows
                For the Years Ended December 31, 1999, 1998 and 1997


                                                                             1999                1998              1997
                                                                         ------------        ------------      -----------

Cash flows from operating activities:
    Net income                                                      $      89,845,964        50,590,074        27,401,655
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                    48,611,519        25,046,001        16,303,159
          Deferred financing cost and debt premium
          amortization                                                        556,100          (822,276)          907,224
          Stock based compensation                                          2,411,907         2,422,547         2,561,139
          Minority interest preferred unit distributions                   12,368,403         3,358,333                 -
          Minority interest of exchangeable partnership units               2,897,778         1,826,273         2,041,823
          Minority interest of limited partners                             2,855,404           464,098           504,947
          Equity in income of investments in real estate
          partnerships                                                     (4,687,944)         (946,271)          (33,311)
          Loss (gain) on sale of real estate investments                      232,989       (10,725,975)         (450,902)
          Changes in assets and liabilities:
              Tenant receivables                                          (12,342,419)       (5,143,938)       (3,596,964)
              Deferred leasing commissions                                 (5,025,687)       (2,337,253)       (1,120,184)
              Other assets                                                     74,863        (4,059,535)       (1,641,108)
              Tenants' security and escrow deposits                         1,238,955           517,396           480,743
              Accounts payable and other liabilities                       12,264,438         4,811,991          (314,001)
                                                                      ----------------   ---------------   ---------------
                 Net cash provided by operating activities                151,302,270        65,001,465        43,044,220
                                                                      ----------------   ---------------   ---------------
Cash flows from investing activities:
     Acquisition and development of real estate                          (123,125,133)     (229,348,139)     (162,244,207)
     Acquisition of Pacific, net of cash acquired                          (9,046,230)                -                 -
     Investment in real estate partnerships                               (30,752,019)      (29,068,392)                -
     Capital improvements                                                 (21,535,961)       (8,325,492)       (5,226,138)
     Construction in progress for sale, net of reimbursement              (38,246,886)         (696,876)      (23,776,953)
     Proceeds from sale of real estate investments                          5,389,760        30,662,197         2,645,229
     Distributions received from real estate partnership
     investments                                                              704,474           383,853            68,688
                                                                      ----------------   ---------------   ---------------
                 Net cash used in investing activities                   (216,611,995)     (236,392,849)     (188,533,381)
                                                                      ----------------   ---------------   ---------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                  223,375        10,225,529       225,094,980
     Cash paid for Company stock repurchase program                       (54,536,612)                -                 -
     Proceeds from issuance of exchangeable partnership units                       -             7,694         2,255,140
     Redemption of exchangeable partnership units                          (1,620,939)                -                 -
     Purchase of limited partners'interest  in consolidated
     partnerships                                                            (633,673)                -                 -
     Contributions from limited partners in consolidated
     partnerships                                                                   -         4,289,995                 -
     Net distributions to limited partners in consolidated
     partnerships                                                          (1,071,831)         (672,656)       (1,124,480)
     Distributions to exchangeable partnership unit holders                (3,534,515)       (2,023,132)       (1,954,375)
     Distributions to preferred unit holders                              (12,368,403)       (3,358,333)                -
     Dividends paid to common stockholders                                (94,985,165)      (49,490,925)      (33,914,778)
     Dividends paid to preferred stockholders                              (2,244,593)                -                 -
     Net proceeds from fixed rate unsecured loans                         249,845,300        99,758,000                 -
     Net proceeds from issuance of preferred units                        205,016,274        78,800,000                 -
     (Repayment) proceeds of acquisition and development
        line of credit, net                                              (142,051,875)       69,500,000       (25,570,000)
     Proceeds from mortgage loans                                             445,207         7,345,000        15,972,920
     Repayment of mortgage loans                                          (38,620,067)      (37,354,368)      (26,408,932)
     Deferred financing costs                                              (4,355,008)       (2,301,821)         (568,449)
                                                                       ----------------   ---------------   ---------------
                 Net cash provided by financing activities                 99,507,475       174,724,983       153,782,026
                                                                       ----------------   ---------------   ---------------
                 Net increase in cash and cash equivalents                 34,197,750         3,333,599         8,292,865

Cash and cash equivalents at beginning of period                           19,919,693        16,586,094         8,293,229
                                                                       ----------------  ----------------   ---------------
Cash and cash equivalents at end of period                          $      54,117,443        19,919,693        16,586,094
                                                                       ================  ================   ===============

                      REGENCY REALTY CORPORATION
                 Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998 and 1997
                                continued


                                                                           1999               1998              1997
                                                                        ----------          ---------          --------


Supplemental  disclosure of cash flow  information -
cash paid for interest (net) of capitalized interest
of approximately $11,029,000, $3,417,000 and $1,896,000
in 1999, 1998 and 1997 respectively)                                $      52,914,976        24,693,895        18,631,091
                                                                      ================   ===============   ===============
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of
Pacific and real estate                                             $     402,582,015       132,832,342       142,448,966
                                                                      ================   ===============   ===============

Common stock and exchangeable operating partnership units
issued to acquire investments in real estate partnerships           $       1,949,020                 -                 -
                                                                      ================   ===============   ===============
Exchangeable operating partnership units, preferred and
common stock issued for the acquisition of Pacific and
real estate                                                         $     771,351,617        37,023,849        96,380,706
                                                                      ================   ===============   ===============
Other liabilities assumed to acquire Pacific                        $      13,897,643                 -                 -
                                                                      ================   ===============   ===============

See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999


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

              Substantially all of the lease agreements contain provisions which provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. These additional rents are recognized as the tenants achieve the specified targets as defined in the lease agreements.

              Other non-rental revenues from management, leasing and brokerage fees are recognized as revenue when earned.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       (c)    Real Estate Investments

              Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects are capitalized as buildings and improvements.

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

              The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

              Regency Realty Group, Inc., ("RRG") and PRT Development Corporation ("PRTDC") are taxable subsidiaries of the Company. RRG and PRTDC are subject to Federal and state income taxes and file separate tax returns. RRG and PRTDC had combined taxable income of $3,465,262, $774,756 and $890,404 for the years ended December 31,
              1999, 1998 and 1997, respectively. RRG and PRTDC incurred Federal and state income tax of $1,502,876, $223,657 and $327,013 in 1999,
              1998 and 1997, respectively.

              At December 31, 1999 and 1998, the net book basis of real estate assets exceeds the tax basis by approximately $197 million and $122 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       (d)    Income Taxes (continued)

              The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                            1999             1998          1997
                                            ----             ----          ----
              Dividend per share          $ 1.84             1.76          1.68
              Ordinary income                 75%              71%          85%
              Capital gain                     2%               2%           -
              Return of capital               23%              27%          15%

        (e)   Deferred Costs

              Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $7.1 and $3.3 million at December 31, 1999 and 1998, respectively. The net loan cost balance was $5.4 and $3.5 million at December 31, 1999 and 1998, respectively. Such costs are deferred and amortized over the terms of the respective leases and loans.

       (f)    Earnings Per Share

              Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable partnership units, preferred stock, and Class B common stock when dilutive. See note 7 for the calculation of earnings per share.

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

       (i)    Stock Option Plan

              The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or SFAS No. 123 also permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       (i)    Stock Option Plan (continued)

              forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations states that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion
              No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (j)    Reclassifications

              Certain reclassifications have been made to the 1998 amounts to conform to classifications adopted in 1999.

2.     Acquisitions of Shopping Centers

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and closing costs. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity.

       During 1998, the Company acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Company paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Company may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

       The operating results of Pacific and the 1998 Acquisitions are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $324.7 and $289.9 million as of December 31, 1999 and 1998, respectively. Pro forma net income for common stockholders would have been $94.1 and $81.0 million as of December 31, 1999 and 1998,

                          REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

2.      Acquisitions of Shopping Centers (continued)

       respectively. Pro forma basic net income per share would have been $1.58 and $1.35 as of December 31, 1999 and 1998, respectively. Pro forma diluted net income per share would have been $1.58 and $1.34, as of December 31, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

3.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Company had previously operated four office buildings that were sold during 1998 and 1997 (Office buildings segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Company assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended as of December 31, 1999, 1998, and 1997. Non-segment assets to reconcile to total assets include cash and deferred costs.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

3.     Segments (continued)

                                                                        1999             1998             1997
                                                                        ----             ----             ----

         Revenues:
           Retail segment                                        $    283,647,445      130,900,785        84,203,386
           Service operations segment                                  18,239,486       11,862,784         8,447,615
           Office buildings segment                                             -          532,432         4,684,994
                                                                      ------------     ------------      ------------
              Total revenues                                     $    301,886,931      143,296,001        97,335,995
                                                                      ============     ============      ============

         Funds from Operations:
           Retail segment net operating income                   $    216,189,375      100,239,863        63,056,124
           Service operations segment income                           18,239,486       11,862,784         8,447,615
           Office buildings segment net operating income                        -          349,161         2,928,125

           Adjustments to calculate diluted FFO:
             Interest expense                                         (60,067,007)     (28,786,431)      (19,667,483)
             Interest income                                            2,196,954        1,957,575         1,000,227
             Earnings from recurring land sales                                 -          901,853                 -
             General and administrative                               (19,746,751)     (15,064,148)       (9,963,926)
             Non-real estate depreciation                              (1,003,092)        (679,740)         (406,113)
             Minority interest of limited partners                     (2,855,404)        (464,098)         (504,947)
             Minority interest in depreciation
              and amortization                                           (584,048)        (526,018)         (285,280)
             Share of joint venture depreciation
              and amortization                                            987,912          688,686            59,038
             Dividends on preferred units                             (12,368,403)      (3,358,333)                -
                                                                      ------------     ------------      ------------
               Funds from Operations - diluted                        140,989,022       67,121,154        44,663,380
                                                                      ------------     ------------      ------------

           Reconciliation to net income for common stockholders:
             Real estate related depreciation
              and amortization                                        (47,608,427)     (24,366,261)      (15,897,046)
             Minority interest in depreciation
              and amortization                                            584,048          526,018           285,280
             Share of joint venture depreciation
              and amortization                                           (987,912)        (688,686)          (59,038)
             (Loss) gain from property sales                             (232,989)       9,824,122           450,902
             Minority interest of exchangeable
               partnership units                                       (2,897,778)      (1,826,273)       (2,041,823)
                                                                      ------------     ------------      ------------

               Net income                                        $     89,845,964       50,590,074        27,401,655
                                                                      ============     ============      ============




                                                                                  As of December 31
         Assets (in thousands):                                             1999             1998              1997
         ----------------------                                             ----             ----              ----

           Retail segment                                            $   2,463,639        1,187,238           763,721
           Service operations segment                                      123,233           20,870            20,173
           Office buildings segment                                              -                -            19,258
           Cash and other assets                                            68,064           31,999            23,697
                                                                         ---------        ---------           -------
             Total assets                                            $   2,654,936        1,240,107           826,849
                                                                         =========        =========           =======

                                   F-14

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

4.     Investments in Real Estate Partnerships

       The Company accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method. The Company's combined investment in these partnerships was $66.9 and $30.6 million at December 31, 1999 and 1998, respectively. Net income is allocated to the Company in accordance with the respective partnership agreement.

5.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                          1999            1998
                                                          ----            ----
      Notes Payable:
          Fixed rate mortgage loans                 $    382,715         298,148
          Variable rate mortgage loans                    11,376          11,051
          Fixed rate unsecured loans                     370,696         121,296
                                                       ---------         -------
                Total notes payable                      764,787         430,495
      Acquisition and development line of credit         247,179         117,631
                                                       ---------         -------
               Total                                $  1,011,966         548,126
                                                       =========         =======

       During February, 1999, the Company modified the terms of its unsecured acquisition and development line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (1.00% currently), which is dependent on the Company's investment grade rating. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

       During 1999, the Company assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments, as an adjustment to interest expense.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

5.     Notes Payable and Acquisition and Development Line of Credit (continued)

       On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of December 31, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                              Scheduled
                                                              Principal       Term Loan        Total
                Scheduled Payments by Year                     Payments      Maturities       Payments
                                                             ------------    -----------      ----------


                2000                                        $      5,711         92,942          98,653
                2001                                               8,053        293,027         301,080
                2002                                               4,943         44,091          49,034
                2003                                               4,933         13,299          18,232
                2004                                               5,327        199,866         205,193
                Beyond 5 Years                                    36,883        290,365         327,248
                Net unamortized debt premiums                          -         12,527          12,527
                                                               ----------      ---------      ----------
                     Total                                  $     65,850        946,117       1,011,967
                                                               ==========      =========      ==========


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.3 million at December 31, 1999, and the Company's proportionate share of these loans was $21.2 million.

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

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

6.     Stockholders' Equity and Minority Interest (continued)

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

       As part of the acquisition of Pacific Retail Trust, the Company issued Series 1 and Series 2 preferred shares. Series 1 preferred shares are convertible into Series 2 preferred shares on a one-for-one basis and contain provisions for adjustment to prevent dilution. The Series 1 preferred shares are entitled to a quarterly dividend in an amount equal to $0.0271 less than the common dividend and are cumulative. Series 2 preferred shares are convertible into common shares on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred shares any time after October 20, 2010 at a price of $20.83 per share, plus all accrued but unpaid dividends. During 1999, a holder of Series 2 preferred shares converted their shares into 14,987 shares of common stock.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

6.     Stockholders' Equity and Minority Interest (continued)

       During the fourth quarter, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions. At December 31, 1999, the Company had repurchased 2.7 million shares for $54.5 million.

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the years ended, December 31, 1999, 1998 and 1997 (in thousands except per share data):


                                                                  1999          1998           1997
                                                                  ----          ----           ----
   Basic Earnings Per Share (EPS) Calculation:
   Weighted average common shares outstanding                    53,494         25,150         17,424
                                                                =======        =======        =======

   Net income for common stockholders                   $        87,601         50,590         27,402

   Less: dividends paid on Class B common stock                   1,409          5,378          5,140
                                                                -------        -------        -------
   Net income for Basic EPS                             $        86,192         45,212         22,262
                                                                =======        =======        =======

   Basic EPS                                            $          1.61           1.80           1.28
                                                                =======        =======        =======

   Diluted Earnings Per Share (EPS) Calculation
   Weighted average shares outstanding
     for Basic EPS                                               53,494         25,150         17,424

   Exchangeable operating partnership units                       2,004          1,223          1,243
   Incremental shares to be issued under common
     stock options using the Treasury method                          4             14             80
   Contingent units or shares for the acquisition
      of real estate                                                  -            511            955
                                                                -------        -------        -------
   Total diluted shares                                          55,502         26,898         19,702
                                                                =======        =======        =======

   Net income for Basic EPS                             $        86,192         45,212         22,262

   Add: minority interest of exchangeable partnership
     units                                                        2,898          1,826          2,042
                                                                -------        -------        -------

   Net income for Diluted EPS                           $        89,090         47,038         24,304
                                                                =======        =======        =======


   Diluted EPS                                          $          1.61           1.75           1.23
                                                                =======        =======        =======


         The Preferred Series 1 and Series 2 stock and the Class B common stock are not included in the above calculation because their effects are anti-dilutive.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

8.     Long-Term Stock Incentive Plans

       In 1993, the Company adopted a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and become fully exercisable after four years from the date of grant, with the exception of options issued to directors prior to 1999 which become fully exercisable after one year.

       At December 31, 1999, there were approximately 2.7 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $1.23 and $2.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 9.2%, risk-free interest rate of 5.7%, expected volatility 21%, and an expected life of 5.3 years; 1998 - expected dividend yield 7.5%, risk-free interest rate of 4.8%, expected volatility 21%, and an expected life of 6.5 years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


     Net income for
     common stockholders                    1999             1998        1997
     -------------------                    ----             ----        ----

     As reported:                   $      87,601           50,590      27,402
       Net income per share:
         Basic                      $        1.61             1.80        1.28
         Diluted                    $        1.61             1.75        1.23

     Pro forma:                     $      85,448           49,565      25,777
       Net income per share:
         Basic                      $        1.57             1.76        1.18
         Diluted                    $        1.57             1.71        1.15



       Stock option activity during the periods indicated is as follows:

                                                 Number of      Weighted-Average
                                                   Shares         Exercise Price

    Outstanding, December 31, 1996                  198,000       $       19.43
                                                -------------        -----------

        Granted                                   1,252,276               25.39
        Forfeited                                    (7,000)              23.54
        Exercised                                  (124,769)              19.25
                                                -------------        -----------

    Outstanding, December 31, 1997                1,318,507               25.08
                                                -------------        -----------

        Granted                                     741,265              24.39
        Forfeited                                  (123,495)             25.33
        Exercised                                  (227,700)             24.97
                                                -------------        -----------

    Outstanding, December 31, 1998                1,708,577              24.71
                                                -------------        -----------

        Granted                                     860,767              20.70
        Pacific Retail Merger                     1,251,719              24.24
        Forfeited                                   (87,395)             25.69
        Exercised                                    (4,000)             17.88
                                                -------------        -----------

    Outstanding, December 31, 1999                3,729,668       $      23.61
                                                =============        ===========

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

8.     Long-Term Stock Incentive Plans (continued)

       The  following   table   presents   information   regarding  all  options
       outstanding at December 31, 1999.

                                    Weighted
                                     Average                                       Weighted
               Number of            Remaining               Range of                Average
                Options            Contractual              Exercise               Exercise
              Outstanding             Life                   Prices                  Price
            ---------------      ---------------        ---------------         -------------
              423,220                 9.31             $    16.75  - 19.81     $       19.73
            1,388,098                 8.68                  20.83  - 22.94             21.86
            1,918,350                 7.42                  25.00  - 27.69             25.73
            ---------              ---------            ------------------      ------------
            3,729,668                 8.10             $    16.75 -  27.69     $       23.61
            =========              =========            ==================      =============


  The  following  table  presents   information   regarding   options  currently
  exercisable at December 31, 1999:

                                                          Weighted
         Number of                  Range of              Average
          Options                   Exercise              Exercise
        Exercisable                  Prices                Price
       ------------           ------------------      --------------
           45,731            $     16.75 - 19.25     $       19.01
           15,899                  22.25 - 25.00             23.34
           88,681                  26.25 - 27.75             26.98
          -------             ------------------      --------------
          150,311            $     16.75 - 27.75     $       24.17
          =======             ==================      ==============

       Also as part of the Plan, certain officers and employees have received loans to purchase stock at market rates of interest, have been granted restricted stock, and have been granted dividend equivalents. During 1999, 1998 and 1997, the Company charged $1,030,645, $1,322,164 and
       $1,115,906, respectively, to income on the consolidated statement of operations related to the Plan.


9.     Operating Leases

       The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2032. Future minimum rents under noncancelable operating leases as of December 31,1999, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

         Year ending December 31,                         Amount
         -----------------------                        -------------
                   2000                              $    225,984,790
                   2001                                   211,915,900
                   2002                                   187,844,994
                   2003                                   164,674,498
                   2004                                   136,173,121
                   Thereafter                             943,744,557
                                                      ---------------
                      Total                          $  1,870,337,860
                                                      ===============

       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Company's combined minimum rent.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

10.    Contingencies

       The Company like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Company has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Company also has established due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1999 and 1998, the Company has established environmental reserves which amounted to $2.6 million and $2.2 million at December 31, 1999 and 1998, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Company's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

  11.  Market and Dividend Information (Unaudited)

       The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 1999 and 1998:

                                                   1999                                    1998
                                    -----------------------------------      ---------------------------------
                                                                Cash                                   Cash
                                      High          Low       Dividends       High         Low       Dividends
                                      Price        Price      Declared        Price       Price      Declared
                                     -------      ------     ----------      ------      -------    ----------

         March 31              $      23.125      18.750         .46         27.812       24.750        .44
         June 30                      22.500      19.000         .46         26.687       24.062        .44
         September 30                 22.125      19.875         .46         26.500       20.500        .44
         December 31                  20.813      18.750         .46         23.437       20.250        .44

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 1999

12.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share data):

                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter          Quarter
                                            ---------        --------        ---------        ---------


         1999:
         Revenues                     $      51,422           79,664          79,598           91,203
         Net income for
           common stockholders               13,456           24,330          23,965           25,850
         Net income per share:
           Basic                                .34              .41             .40              .44
           Diluted                              .34              .41             .40              .44

         1998:
         Revenues                     $      30,909           35,187          37,199           40,001
         Net income for
           common stockholders               19,556           10,798          10,061           10,175
         Net income per share:
           Basic                                .74              .38             .34              .35
           Diluted                              .72              .36             .34              .34


                          Independent Auditors' Report
                         On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Realty Corporation


Under date of January 26, 2000, we reported on the consolidated balance sheets of Regency Realty Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                    KPMG LLP




Jacksonville, Florida
January 26, 2000

                           REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                                                                                Schedule III

                                                     Initial Cost          Cost Capitalized                   Total Cost
                                                             Building &      Subsequent to                  Building &
                                                 Land       Improvements      Acquisition       Land       Improvements      Total
                                               ---------    ------------   ----------------  ---------     ------------   ----------
ANASTASIA SHOPPING PLAZA                       1,072,451      3,617,493        176,624       1,072,451      3,794,117      4,866,568
ARAPAHO VILLAGE                                  837,148      8,031,688             --         837,148      8,031,688      8,868,836
ARDEN SQUARE                                   3,140,000      7,420,438             --       3,140,000      7,420,438     10,560,438
ASHFORD PLACE                                  2,803,998      9,163,994        345,480       2,583,998      9,729,474     12,313,472
AVENTURA SHOPPING CENTER                       2,751,094      9,317,790        277,419       2,751,094      9,595,209     12,346,303
BECKETT COMMONS                                1,625,242      5,844,871        269,559       1,625,242      6,114,430      7,739,672
BENEVA                                         2,483,547      8,851,199        293,537       2,483,547      9,144,736     11,628,283
BENT TREE PLAZA                                1,927,712      6,659,082             --       1,927,712      6,659,082      8,586,794
BERKSHIRE COMMONS                              2,294,960      8,151,236         88,422       2,294,960      8,239,658     10,534,618
BLOOMINGDALE                                   3,861,759     14,100,891        235,565       3,861,759     14,336,456     18,198,215
BLOSSOM VALLEY                                 7,803,568     10,320,913             --       7,803,568     10,320,913     18,124,481
BOLTON PLAZA                                   2,660,227      6,209,110      1,435,951       2,634,664      7,670,624     10,305,288
BONNERS POINT                                    859,854      2,878,641        189,356         859,854      3,067,997      3,927,851
BOULEVARD CENTER                               3,659,040      9,658,227             --       3,659,040      9,658,227     13,317,267
BOYNTON LAKES PLAZA                            2,783,000     10,043,027         43,649       2,783,000     10,086,676     12,869,676
BRAELINN VILLAGE EQUIPORT                      4,191,214     12,389,585        883,677       4,191,214     13,273,262     17,464,476
BRIARCLIFF LA VISTA                              694,120      2,462,819        583,747         694,120      3,046,566      3,740,686
BRIARCLIFF VILLAGE                             4,597,018     16,303,813      1,476,227       4,597,018     17,780,040     22,377,058
BRISTOL WARNER                                 5,000,000     11,997,016             --       5,000,000     11,997,016     16,997,016
BROOKVILLE PLAZA                               1,208,012      4,205,994        186,518       1,208,012      4,392,512      5,600,524
BUCKHEAD COURT                                 1,737,569      6,162,941      1,515,521       1,627,569      7,788,462      9,416,031
BUCKLEY SQUARE                                 2,970,000      5,126,240             --       2,970,000      5,126,240      8,096,240
CAMBRIDGE SQUARE                                 792,000      2,916,034        309,747         792,000      3,225,781      4,017,781
CARMEL COMMONS                                 2,466,200      8,903,187      1,659,743       2,466,200     10,562,930     13,029,130
CARRIAGE GATE                                    740,960      2,494,750      1,232,323         740,960      3,727,073      4,468,033
CASA LINDA PLAZA                               4,515,000     30,809,330             --       4,515,000     30,809,330     35,324,330
CASCADE PLAZA                                  3,023,165     10,694,460             --       3,023,165     10,694,460     13,717,625
CENTER OF SEVEN SPRINGS                        1,737,994      6,290,048      1,781,068       1,757,440      8,051,670      9,809,110
CHAMPIONS FOREST                               2,665,875      8,678,603             --       2,665,875      8,678,603     11,344,478
CHASEWOOD PLAZA                                1,675,000     11,390,727      5,844,360       2,476,486     16,433,601     18,910,087
CHERRY GROVE                                   3,533,146     12,710,297        497,290       3,533,146     13,207,587     16,740,733
CHERRY PARK MARKET                             2,400,000     16,162,934             --       2,400,000     16,162,934     18,562,934
CITY VIEW SHOPPING CENTER                      1,207,204      4,341,304         53,659       1,207,204      4,394,963      5,602,167
COLUMBIA MARKETPLACE                           1,280,158      4,285,745        193,291       1,280,158      4,479,036      5,759,194
COOPER STREET                                  2,078,891     10,682,189             --       2,078,891     10,682,189     12,761,080
COSTA VERDE                                   12,740,000     25,261,188             --      12,740,000     25,261,188     38,001,188
COUNTRY CLUB                                   1,105,201      3,709,452        150,765       1,105,201      3,860,217      4,965,418
COUNTRY CLUB CALIF                             3,000,000     11,657,200             --       3,000,000     11,657,200     14,657,200
COURTYARD SHOPPING CENTER                      1,761,567      4,187,039        843,408       1,761,567      5,030,447      6,792,014
CROMWELL SQUARE                                1,771,892      6,285,288        263,146       1,771,892      6,548,434      8,320,326
CROSSROADS                                     3,513,903      2,595,055             --       3,513,903      2,595,055      6,108,958
CUMMING 400                                    2,374,562      8,420,776        476,617       2,374,562      8,897,393     11,271,955
DELK SPECTRUM                                  2,984,577     11,048,896         20,949       2,984,577     11,069,845     14,054,422
DIABLO PLAZA                                   5,300,000      7,535,866             --       5,300,000      7,535,866     12,835,866
DUNWOODY HALL                                  1,819,209      6,450,922        983,126       1,819,209      7,434,048      9,253,257
DUNWOODY VILLAGE                               2,326,063      7,216,045      2,129,971       2,326,063      9,346,016     11,672,079
EAST POINTE                                    1,868,120      6,742,983         37,375       1,868,120      6,780,358      8,648,478
EAST PORT PLAZA                                3,257,023     11,611,363        283,522       3,257,023     11,894,885     15,151,908
EL CAMINO                                      7,600,000     10,852,428             --       7,600,000     10,852,428     18,452,428
EL NORTE PARKWAY PLA                           2,833,510      6,332,078             --       2,833,510      6,332,078      9,165,588
ENCINA GRANDE                                  5,040,000     10,378,539             --       5,040,000     10,378,539     15,418,539
ENSLEY SQUARE                                    915,493      3,120,928        436,060         915,493      3,556,988      4,472,481
EVANS CROSSING                                 1,468,743      5,123,617        171,720       1,634,997      5,129,083      6,764,080
FLEMING ISLAND                                 3,076,701      6,291,505         31,752       3,076,701      6,323,257      9,399,958
FRANKLIN SQUARE                                2,584,025      9,379,749        478,328       2,584,025      9,858,077     12,442,102
FRIARS MISSION                                 6,660,000     27,276,992             --       6,660,000     27,276,992     33,936,992
GARDEN SQUARE                                  2,073,500      7,614,748        425,298       2,136,135      7,977,411     10,113,546
GARNER FESTIVAL                                5,591,099     19,897,197        864,979       5,591,099     20,762,176     26,353,275
GLENWOOD VILLAGE                               1,194,198      4,235,476        227,955       1,194,198      4,463,431      5,657,629
HAMILTON MEADOWS                               2,034,566      6,582,429          3,380       2,034,566      6,585,809      8,620,375
HAMPSTEAD VILLAGE                              2,769,901      5,152,103             --       2,769,901      5,152,103      7,922,004
HANCOCK                                        8,231,581     24,248,620             --       8,231,581     24,248,620     32,480,201
HARPETH VILLAGE FIELDSTONE                     2,283,874      5,559,498      3,537,926       2,283,874      9,097,424     11,381,298
HARWOOD HILLS VILLAGE                          2,852,704      9,192,614             --       2,852,704      9,192,614     12,045,318
HERITAGE LAND                                 12,390,000             --             --      12,390,000             --     12,390,000
HERITAGE PLAZA                                        --     23,675,957             --              --     23,675,957     23,675,957
HIGHLAND SQUARE                                2,615,250      9,359,722      4,964,243       2,615,250     14,323,965     16,939,215
HILLCREST VILLAGE                              1,600,000      1,797,686             --       1,600,000      1,797,686      3,397,686
HINSDALE LAKE COMMONS                          4,217,840     15,039,854         71,706       4,217,840     15,111,560     19,329,400
HYDE PARK                                      9,240,000     33,340,181      2,744,895       9,735,102     35,589,974     45,325,076
INGLEWOOD PLAZA                                1,300,000      1,862,406             --       1,300,000      1,862,406      3,162,406
JAMES CENTER                                   2,706,000      9,451,497             --       2,706,000      9,451,497     12,157,497
KERNERSVILLE PLAZA                             1,741,562      6,081,020        268,646       1,741,562      6,349,666      8,091,228
KINGSDALE SHOPPING CENTER                      3,866,500     14,019,614      1,165,620       3,866,500     15,185,234     19,051,734
LAGRANGE MARKETPLACE                             983,923      3,294,003        100,669         983,923      3,394,672      4,378,595
LAKE MERIDIAN                                  6,510,000     12,121,889             --       6,510,000     12,121,889     18,631,889

                           REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                                                                       Schedule III (continued)

                                                     Initial Cost          Cost Capitalized                  Total Cost
                                                             Building &      Subsequent to                  Building &
                                                 Land       Improvements      Acquisition       Land       Improvements      Total
                                               ---------    ------------   ----------------  ---------     ------------   ----------
LAKE PINE PLAZA                                2,008,110      6,908,986        309,124       2,008,110      7,218,110      9,226,220
LAKESHORE                                      1,617,940      5,371,499         11,789       1,617,940      5,383,288      7,001,228
LEETSDALE MARKETPLACE                          3,420,000      9,933,701             --       3,420,000      9,933,701     13,353,701
LITTLETON SQUARE                               2,030,000      8,254,964             --       2,030,000      8,254,964     10,284,964
LOEHMANNS PLAZA                                3,981,525     14,117,891        758,111       3,981,525     14,876,002     18,857,527
LOEHMANNS PLAZA CALIFORNIA                     5,420,000      8,679,135             --       5,420,000      8,679,135     14,099,135
LOVEJOY STATION                                1,540,000      5,581,468          5,754       1,540,000      5,587,222      7,127,222
LUCEDALE MARKETPLACE                             641,565      2,147,848         98,306         641,565      2,246,154      2,887,719
MAINSTREET SQUARE                              1,274,027      4,491,897         47,467       1,274,027      4,539,364      5,813,391
MARINERS VILLAGE                               1,628,000      5,907,835        136,797       1,628,000      6,044,632      7,672,632
MARKET AT PRESTON FOREST                       4,400,000     10,752,712             --       4,400,000     10,752,712     15,152,712
MARKET AT ROUND ROCK                           2,000,000      9,676,170             --       2,000,000      9,676,170     11,676,170
MARKETPLACE  ST PETE                           1,287,000      4,662,740        283,120       1,287,000      4,945,860      6,232,860
MARTIN DOWNS VILLAGE CENTER                    2,000,000      5,133,495      3,134,394       2,437,664      7,830,225     10,267,889
MARTIN DOWNS VILLAGE SHOPPES                     700,000      1,207,861      2,901,488         817,135      3,992,214      4,809,349
MAXTOWN ROAD (NORTHGATE)                       1,753,136      6,244,449         28,947       1,753,136      6,273,396      8,026,532
MAYNARD CROSSING                               4,066,381     14,083,800        616,760       4,066,381     14,700,560     18,766,941
MEMORIAL BEND SHOPPING CENTER                  3,256,181     11,546,660      2,121,856       3,366,181     13,558,516     16,924,697
MERCHANTS VILLAGE                              1,054,306      3,162,919      3,399,315       1,054,306      6,562,234      7,616,540
MILLHOPPER                                     1,073,390      3,593,523        957,748       1,073,390      4,551,271      5,624,661
MILLS POINTE                                   2,000,000     11,919,176             --       2,000,000     11,919,176     13,919,176
MOCKINGBIRD COMMON                             3,000,000      9,675,600             --       3,000,000      9,675,600     12,675,600
MORNINGSIDE PLAZA                              4,300,000     13,119,929             --       4,300,000     13,119,929     17,419,929
MURRAYHILL MARKETPLACE                         2,600,000     15,753,034             --       2,600,000     15,753,034     18,353,034
NASHBORO                                       1,824,320      7,167,679        145,528       1,824,320      7,313,207      9,137,527
NEWBERRY SQUARE                                2,341,460      8,466,651        868,040       2,341,460      9,334,691     11,676,151
NEWLAND CENTER                                12,500,000     12,221,279             --      12,500,000     12,221,279     24,721,279
NORTH HILLS                                    4,900,000     18,972,202             --       4,900,000     18,972,202     23,872,202
NORTH MIAMI SHOPPING CENTER                      603,750      2,021,250         94,045         603,750      2,115,295      2,719,045
NORTHVIEW PLAZA                                1,956,961      8,694,879             --       1,956,961      8,694,879     10,651,840
OAKBROOK PLAZA                                 4,000,000      6,365,704             --       4,000,000      6,365,704     10,365,704
OAKLEY PLAZA                                   1,772,540      6,406,975         78,014       1,772,540      6,484,989      8,257,529
OCEAN BREEZE                                   1,250,000      3,341,199      2,491,222       1,527,400      5,555,021      7,082,421
OLD ST AUGUSTINE PLAZA                         2,047,151      7,355,162        295,861       2,047,151      7,651,023      9,698,174
ORCHARD SQUARE                                 1,155,000      4,135,353        284,028       1,155,000      4,419,381      5,574,381
PACES FERRY PLAZA                              2,811,522      9,967,557      2,047,867       2,811,622     12,015,324     14,826,946
PALM HARBOUR SHOPPING VILLAGE                  2,899,928     10,998,230      1,264,129       2,899,928     12,262,359     15,162,287
PALM TRAILS PLAZA                              2,438,996      5,818,523         47,362       2,438,996      5,865,885      8,304,881
PARK PLACE                                     2,231,745      7,974,362          8,795       2,231,745      7,983,157     10,214,902
PARKWAY STATION                                1,123,200      4,283,917        216,003       1,123,200      4,499,920      5,623,120
PASEO VILLAGE                                  2,550,000      7,780,102             --       2,550,000      7,780,102     10,330,102
PEACHLAND PROMENADE                            1,284,562      5,143,564         93,215       1,284,561      5,236,780      6,521,341
PEARTREE VILLAGE                               5,196,653      8,732,711     10,768,493       5,196,653     19,501,204     24,697,857
PIKE CREEK                                     5,077,406     18,860,183        398,631       5,077,406     19,258,814     24,336,220
PIMA CROSSING                                  5,800,000     24,891,690             --       5,800,000     24,891,690     30,691,690
PINE LAKE VILLAGE                              6,300,000     10,522,041             --       6,300,000     10,522,041     16,822,041
PINE TREE PLAZA                                  539,000      1,995,927      3,310,606         539,000      5,306,533      5,845,533
PLAZA DE HACIENDA                              4,230,000     11,741,933             --       4,230,000     11,741,933     15,971,933
PLAZA HERMOSA                                  4,200,000      9,369,630             --       4,200,000      9,369,630     13,569,630
POWERS FERRY                                   1,190,822      4,223,606        243,073       1,190,822      4,466,679      5,657,501
POWERS FERRY SQUARE                            3,607,647     12,790,749      3,901,785       3,607,647     16,692,534     20,300,181
PRESTON PARK                                   6,400,000     46,896,071             --       6,400,000     46,896,071     53,296,071
QUEENSBOROUGH                                  1,826,000      6,501,056       (833,622)(*)   1,163,021      6,330,413      7,493,434
REGENCY COURT                                  3,571,337     12,664,014      1,032,708       3,571,337     13,696,722     17,268,059
REGENCY SQUARE  BRANDON                          577,975     18,156,719      7,850,159       4,491,461     22,093,392     26,584,853
RIDGLEA PLAZA                                  1,675,498     12,912,138             --       1,675,498     12,912,138     14,587,636
RIVERMONT STATION                              2,887,213     10,445,109         87,952       2,887,213     10,533,061     13,420,274
RONA PLAZA                                     1,500,000      4,356,480             --       1,500,000      4,356,480      5,856,480
ROSWELL VILLAGE                                2,304,345      6,777,200      5,729,925       2,304,345     12,507,125     14,811,470
RUSSELL RIDGE                                  2,153,214             --      6,574,954       2,215,341      6,512,827      8,728,168
SAMMAMISH HIGHLAND                             9,300,000      7,553,288             --       9,300,000      7,553,288     16,853,288
SAN LEANDRO                                    1,300,000      7,891,091             --       1,300,000      7,891,091      9,191,091
SANDY PLAINS VILLAGE                           2,906,640     10,412,440      1,555,213       2,906,640     11,967,653     14,874,293
SANDY SPRINGS VILLAGE                            733,126      2,565,411      1,013,964         733,126      3,579,375      4,312,501
SANTA ANA DOWTOWN                              4,240,000      7,319,468             --       4,240,000      7,319,468     11,559,468
SEQUOIA STATION                                9,100,000     17,899,819             --       9,100,000     17,899,819     26,999,819
SHERWOOD MARKET CENTER                         3,475,000     15,897,972             --       3,475,000     15,897,972     19,372,972
SHOPPES @ 104                                  2,651,000      9,523,429        440,325       2,651,000      9,963,754     12,614,754
SHOPPES AT MASON                               1,576,656      5,357,855             --       1,576,656      5,357,855      6,934,511
SILVERLAKE                                     2,004,860      7,161,869         21,690       2,004,860      7,183,559      9,188,419
SOUTH MONROE                                   1,200,000      6,566,974     (1,351,812)(*)     874,999      5,540,163      6,415,162
SOUTH POINT PLAZA                              5,000,000     10,085,995             --       5,000,000     10,085,995     15,085,995

(*)  Includes land parcels sold during 1999.

                           REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                                                                    Schedule III (continued)

                                                     Initial Cost          Cost Capitalized                 Total Cost
                                                             Building &      Subsequent to                  Building &
                                                 Land       Improvements      Acquisition       Land       Improvements      Total
                                               ---------    ------------   ----------------  ---------     ------------   ----------
SOUTH POINTE CROSSING                          4,399,303     11,116,491        247,094       4,399,303     11,363,585     15,762,888
SOUTHCENTER                                    1,300,000     12,250,504             --       1,300,000     12,250,504     13,550,504
SOUTHPARK                                      3,077,667      9,399,976             --       3,077,667      9,399,976     12,477,643
ST ANN SQUARE                                  1,541,883      5,597,282          5,663       1,541,883      5,602,945      7,144,828
STATLER SQUARE                                 2,227,819      7,479,952        402,540       2,227,819      7,882,492     10,110,311
STRAWFLOWER VILLAGE                            4,060,228      7,232,936             --       4,060,228      7,232,936     11,293,164
SUNNYSIDE 205                                  1,200,000      8,703,281             --       1,200,000      8,703,281      9,903,281
TAMIAMI TRAILS                                 2,046,286      7,463,336        169,041       2,046,286      7,632,377      9,678,663
TASSAJARA CROSSING                             8,560,000     14,899,929             --       8,560,000     14,899,929     23,459,929
TEQUESTA SHOPPES                               1,782,000      6,426,042        245,223       1,782,000      6,671,265      8,453,265
TERRACE WALK                                   1,196,286      2,935,683        123,782       1,196,286      3,059,465      4,255,751
THE MARKETPLACE                                1,211,605      4,056,242      2,875,421       1,758,434      6,384,834      8,143,268
THE PROMENADE                                  2,526,480     12,712,811             --       2,526,480     12,712,811     15,239,291
THE VILLAGE                                      522,313      6,984,992             --         522,313      6,984,992      7,507,305
THOMAS LAKE                                    6,000,000     10,301,811             --       6,000,000     10,301,811     16,301,811
TOWN CENTER AT MARTIN DOWNS                    1,364,000      4,985,410         35,225       1,364,000      5,020,635      6,384,635
TOWN SQUARE                                      438,302      1,555,481      1,593,834         768,302      2,819,315      3,587,617
TROWBRIDGE CROSSING EQUIPORT                     910,263      1,914,551      1,162,927         910,263      3,077,478      3,987,741
TWIN PEAKS                                     5,200,000     25,119,758             --       5,200,000     25,119,758     30,319,758
UNION SQUARE SHOPPING CENTER                   1,578,654      5,933,889        425,198       1,578,656      6,359,085      7,937,741
UNIVERSITY COLLECTION                          2,530,000      8,971,597        149,697       2,530,000      9,121,294     11,651,294
UNIVERSITY MARKETPLACE                         3,250,562      7,056,855      2,518,819       3,532,046      9,294,190     12,826,236
VALLEY RANCH CENTRE                            3,021,181     10,727,623             --       3,021,181     10,727,623     13,748,804
VENTURA VILLAGE                                4,300,000      6,351,012             --       4,300,000      6,351,012     10,651,012
VILLAGE CENTER 6                               3,885,444     10,799,316        441,127       3,885,444     11,240,443     15,125,887
VILLAGE IN TRUSSVILLE                            973,954      3,260,627        110,895         973,954      3,371,522      4,345,476
WALKER CENTER                                  3,840,000      6,417,522             --       3,840,000      6,417,522     10,257,522
WATERFORD TOWNE CENTER                         5,650,058      5,514,671             --       5,650,058      5,514,671     11,164,729
WELLEBY                                        1,496,000      5,371,636      1,656,583       1,496,000      7,028,219      8,524,219
WELLINGTON MARKET PLACE                        5,070,384     13,308,972        352,814       5,070,384     13,661,786     18,732,170
WELLINGTON TOWN SQUARE                         1,914,000      7,197,934        691,879       1,914,000      7,889,813      9,803,813
WEST COUNTY                                    1,491,462      4,993,155        126,744       1,491,462      5,119,899      6,611,361
WEST HILLS                                     2,200,000      6,045,233             --       2,200,000      6,045,233      8,245,233
WEST PARK PLAZA                                5,840,225      4,991,746             --       5,840,225      4,991,746     10,831,971
WESTCHESTER PLAZA                              1,857,048      6,456,178        284,131       1,857,048      6,740,309      8,597,357
WESTLAKE VILLAGE CENTER                             --       32,786,739             --              --     32,786,739     32,786,739
WINDMILLER PLAZA PHASE I                       2,620,355     11,190,526        468,768       2,620,355     11,659,294     14,279,649
WOODCROFT SHOPPING CENTER                      1,419,000      5,211,981        388,944       1,419,000      5,600,925      7,019,925
WOODMAN VAN NUYS                               5,500,000      6,835,246             --       5,500,000      6,835,246     12,335,246
WOODSIDE CENTRAL                               3,500,000      8,845,697             --       3,500,000      8,845,697     12,345,697
WORTHINGTON PARK CENTRE                        3,346,203     10,053,858        482,503       3,346,203     10,536,361     13,882,564
                                             -----------  -------------    -----------     -----------  -------------  -------------
                                             561,396,266  1,722,634,268    117,922,770     567,673,872  1,834,279,432  2,401,953,304
                                             ===========  =============    ===========     ===========  =============  =============

                           REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999
                                                        Schedule III (continued)

                                                         Total Cost
                                                          Net of
                                          Accumulated   Accumulated
                                          Depreciation  Depreciation   Mortgages
                                          ------------  ------------   ---------

ANASTASIA SHOPPING PLAZA                     703,411     4,163,157            --
ARAPAHO VILLAGE                              167,115     8,701,721            --
ARDEN SQUARE                                 154,340    10,406,098            --
ASHFORD PLACE                                919,895    11,393,577     4,550,587
AVENTURA SHOPPING CENTER                   2,590,758     9,755,545     8,470,790
BECKETT COMMONS                              290,832     7,448,840            --
BENEVA                                       234,349    11,393,934            --
BENT TREE PLAZA                              333,929     8,252,865     5,524,586
BERKSHIRE COMMONS                          1,293,958     9,240,660            --
BLOOMINGDALE                                 689,773    17,508,442            --
BLOSSOM VALLEY                               214,502    17,909,979            --
BOLTON PLAZA                               1,164,968     9,140,320            --
BONNERS POINT                                640,470     3,287,381     1,613,000
BOULEVARD CENTER                             200,691    13,116,576            --
BOYNTON LAKES PLAZA                          503,861    12,365,815            --
BRAELINN VILLAGE EQUIPORT                  1,169,840    16,294,636    12,218,290
BRIARCLIFF LA VISTA                          228,379     3,512,307     1,630,511
BRIARCLIFF VILLAGE                         1,531,761    20,845,297    13,113,636
BRISTOL WARNER                               254,072    16,742,944            --
BROOKVILLE PLAZA                             232,409     5,368,115            --
BUCKHEAD COURT                               640,706     8,775,325            --
BUCKLEY SQUARE                               114,662     7,981,578            --
CAMBRIDGE SQUARE                             231,738     3,786,043            --
CARMEL COMMONS                               724,774    12,304,356            --
CARRIAGE GATE                                929,813     3,538,220     2,266,757
CASA LINDA PLAZA                             646,494    34,677,836            --
CASCADE PLAZA                                 89,111    13,628,514            --
CENTER OF SEVEN SPRINGS                    1,365,365     8,443,745            --
CHAMPIONS FOREST                             180,533    11,163,945            --
CHASEWOOD PLAZA                            3,164,413    15,745,674     8,000,000
CHERRY GROVE                                 608,392    16,132,341            --
CHERRY PARK MARKET                           336,746    18,226,188            --
CITY VIEW SHOPPING CENTER                    387,717     5,214,450            --
COLUMBIA MARKETPLACE                         816,828     4,942,366     2,586,000
COOPER STREET                                222,192    12,538,888            --
COSTA VERDE                                  524,233    37,476,955            --
COUNTRY CLUB                                 676,689     4,288,729     2,264,000
COUNTRY CLUB CALIF                           243,184    14,414,016            --
COURTYARD SHOPPING CENTER                  1,384,366     5,407,648     1,378,000
CROMWELL SQUARE                              582,640     7,737,686     4,411,629
CROSSROADS                                    53,918     6,055,040            --
CUMMING 400                                  785,766    10,486,189     6,349,087
DELK SPECTRUM                                588,826    13,465,596            --
DIABLO PLAZA                                 156,691    12,679,175            --
DUNWOODY HALL                                612,852     8,640,405            --
DUNWOODY VILLAGE                             768,329    10,903,750     7,144,500
EAST POINTE                                  328,701     8,319,777     5,173,921
EAST PORT PLAZA                              840,051    14,311,857            --
EL CAMINO                                    226,355    18,226,073            --
EL NORTE PARKWAY PLA                         131,548     9,034,040            --
ENCINA GRANDE                                215,852    15,202,687            --
ENSLEY SQUARE                                326,996     4,145,485            --
EVANS CROSSING                               268,899     6,495,181     4,277,340
FLEMING ISLAND                               237,072     9,162,886     3,404,648
FRANKLIN SQUARE                              517,497    11,924,605     8,989,157
FRIARS MISSION                               564,821    33,372,171    17,686,329
GARDEN SQUARE                                447,836     9,665,710     6,403,488
GARNER FESTIVAL                              626,736    25,726,539            --
GLENWOOD VILLAGE                             402,574     5,255,055     2,127,621
HAMILTON MEADOWS                             385,108     8,235,267     5,528,516
HAMPSTEAD VILLAGE                             20,684     7,901,320     2,431,616
HANCOCK                                      497,293    31,982,908            --
HARPETH VILLAGE FIELDSTONE                   446,475    10,934,823            --
HARWOOD HILLS VILLAGE                        187,491    11,857,827            --
HERITAGE LAND                                   --      12,390,000            --
HERITAGE PLAZA                               508,580    23,167,377            --
HIGHLAND SQUARE                              386,415    16,552,800     3,835,315
HILLCREST VILLAGE                             37,464     3,360,222            --
HINSDALE LAKE COMMONS                        411,905    18,917,495            --
HYDE PARK                                  2,306,602    43,018,474    24,750,000
INGLEWOOD PLAZA                               38,648     3,123,758            --
JAMES CENTER                                 177,930    11,979,567     5,787,944
KERNERSVILLE PLAZA                           281,973     7,809,255     5,146,742
KINGSDALE SHOPPING CENTER                    838,852    18,212,882            --
LAGRANGE MARKETPLACE                         612,680     3,765,915     1,645,000
LAKE MERIDIAN                                253,379    18,378,510            --

                    REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                        Schedule III (continued)

                                                        Total Cost
                                                          Net of
                                          Accumulated   Accumulated
                                          Depreciation  Depreciation   Mortgages
                                          ------------  ------------   ---------


LAKE PINE PLAZA                              324,461     8,901,759     5,888,137
LAKESHORE                                    256,291     6,744,937     3,668,020
LEETSDALE MARKETPLACE                        210,546    13,143,155            --
LITTLETON SQUARE                             171,608    10,113,356            --
LOEHMANNS PLAZA                            1,316,391    17,541,136            --
LOEHMANNS PLAZA CALIFORNIA                   182,289    13,916,846            --
LOVEJOY STATION                              349,967     6,777,255            --
LUCEDALE MARKETPLACE                         415,786     2,471,933     1,390,000
MAINSTREET SQUARE                            322,753     5,490,638            --
MARINERS VILLAGE                             438,189     7,234,443            --
MARKET AT PRESTON FOREST                     223,653    14,929,059            --
MARKET AT ROUND ROCK                         202,961    11,473,209     7,298,779
MARKETPLACE  ST PETE                         511,093     5,721,767            --
MARTIN DOWNS VILLAGE CENTER                1,549,336     8,718,553     4,150,000
MARTIN DOWNS VILLAGE SHOPPES                 446,248     4,363,101     1,313,000
MAXTOWN ROAD (NORTHGATE)                     273,865     7,752,667     5,339,003
MAYNARD CROSSING                             653,322    18,113,619    11,550,269
MEMORIAL BEND SHOPPING CENTER              1,179,660    15,745,037     8,089,362
MERCHANTS VILLAGE                            374,103     7,242,437            --
MILLHOPPER                                 1,141,519     4,483,142     2,401,000
MILLS POINTE                                 254,094    13,665,082     5,741,898
MOCKINGBIRD COMMON                           202,283    12,473,317            --
MORNINGSIDE PLAZA                            277,236    17,142,693            --
MURRAYHILL MARKETPLACE                       332,855    18,020,179     8,209,237
NASHBORO                                     159,122     8,978,405            --
NEWBERRY SQUARE                            1,667,918    10,008,233     6,346,921
NEWLAND CENTER                               265,001    24,456,278            --
NORTH HILLS                                  394,792    23,477,410     8,688,589
NORTH MIAMI SHOPPING CENTER                  725,877     1,993,168     1,160,000
NORTHVIEW PLAZA                              180,899    10,470,941            --
OAKBROOK PLAZA                               137,140    10,228,564            --
OAKLEY PLAZA                                 455,637     7,801,892            --
OCEAN BREEZE                               1,114,671     5,967,750     2,805,000
OLD ST AUGUSTINE PLAZA                       684,282     9,013,892            --
ORCHARD SQUARE                               475,492     5,098,889            --
PACES FERRY PLAZA                          1,013,894    13,813,052            --
PALM HARBOUR SHOPPING VILLAGE              1,030,852    14,131,435            --
PALM TRAILS PLAZA                            237,875     8,067,006            --
PARK PLACE                                   233,562     9,981,340            --
PARKWAY STATION                              437,015     5,186,105            --
PASEO VILLAGE                                162,823    10,167,279     4,081,445
PEACHLAND PROMENADE                          724,060     5,797,281     4,095,518
PEARTREE VILLAGE                           1,208,491    23,489,366    12,613,011
PIKE CREEK                                   715,709    23,620,511    12,237,467
PIMA CROSSING                                521,129    30,170,561            --
PINE LAKE VILLAGE                            218,507    16,603,534            --
PINE TREE PLAZA                              152,747     5,692,786            --
PLAZA DE HACIENDA                          243,335      15,728,598     6,604,058
PLAZA HERMOSA                              194,980      13,374,650            --
POWERS FERRY                               379,832       5,277,669     2,885,949
POWERS FERRY SQUARE                      1,328,284      18,971,897            --
PRESTON PARK                               984,572      52,311,499    24,478,620
QUEENSBOROUGH                              176,070       7,317,364            --
REGENCY COURT                            1,156,685      16,111,374            --
REGENCY SQUARE  BRANDON                  6,778,241      19,806,612    12,000,000
RIDGLEA PLAZA                              273,345      14,314,291            --
RIVERMONT STATION                          665,282      12,754,992            --
RONA PLAZA                                  90,620       5,765,860            --
ROSWELL VILLAGE                            622,605      14,188,865            --
RUSSELL RIDGE                              823,061       7,905,107     6,124,639
SAMMAMISH HIGHLAND                         157,091      16,696,197            --
SAN LEANDRO                                166,369       9,024,722            --
SANDY PLAINS VILLAGE                       955,297      13,918,996            --
SANDY SPRINGS VILLAGE                      248,139       4,064,362            --
SANTA ANA DOWTOWN                          153,685      11,405,783            --
SEQUOIA STATION                            372,249      26,627,570            --
SHERWOOD MARKET CENTER                     343,240      19,029,732            --
SHOPPES @ 104                              385,985      12,228,769            --
SHOPPES AT MASON                           249,129       6,685,382     3,861,074
SILVERLAKE                                 285,014       8,903,405            --
SOUTH MONROE                               213,093       6,202,069            --
SOUTH POINT PLAZA                          209,355      14,876,640            --

                    REGENCY REALTY CORPORATION
                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                        Schedule III (continued)



                                                        Total Cost
                                                          Net of
                                          Accumulated   Accumulated
                                          Depreciation  Depreciation   Mortgages
                                          ------------  ------------   ---------
SOUTH POINTE CROSSING                      279,858      15,483,030            --
SOUTHCENTER                                257,171      13,293,333            --
SOUTHPARK                                  195,568      12,282,075            --
ST ANN SQUARE                              345,192       6,799,636     4,861,922
STATLER SQUARE                             370,770       9,739,541     5,393,006
STRAWFLOWER VILLAGE                        153,788      11,139,376            --
SUNNYSIDE 205                              182,560       9,720,721     5,678,996
TAMIAMI TRAILS                             481,369       9,197,294            --
TASSAJARA CROSSING                         310,417      23,149,512            --
TEQUESTA SHOPPES                           564,489       7,888,776            --
TERRACE WALK                               704,586       3,551,165       683,000
THE MARKETPLACE                          1,038,753       7,104,515     4,833,300
THE PROMENADE                              268,195      14,971,096            --
THE VILLAGE                                146,548       7,360,757            --
THOMAS LAKE                                214,407      16,087,404            --
TOWN CENTER AT MARTIN DOWNS                387,973       5,996,662            --
TOWN SQUARE                                178,771       3,408,846            --
TROWBRIDGE CROSSING EQUIPORT               202,473       3,785,268     1,800,000
TWIN PEAKS                                 524,275      29,795,483            --
UNION SQUARE SHOPPING CENTER               556,755       7,380,986            --
UNIVERSITY COLLECTION                      737,604      10,913,690            --
UNIVERSITY MARKETPLACE                   2,122,729      10,703,507            --
VALLEY RANCH CENTRE                        227,928      13,520,876            --
VENTURA VILLAGE                            132,059      10,518,953            --
VILLAGE CENTER 6                         1,189,672      13,936,215            --
VILLAGE IN TRUSSVILLE                      631,669       3,713,807     1,775,000
WALKER CENTER                              135,589      10,121,933            --
WATERFORD TOWNE CENTER                      43,360      11,121,369            --
WELLEBY                                    780,688       7,743,531            --
WELLINGTON MARKET PLACE                  1,498,316      17,233,854            --
WELLINGTON TOWN SQUARE                     692,458       9,111,355            --
WEST COUNTY                              1,006,227       5,605,134     3,190,000
WEST HILLS                                 125,737       8,119,496     5,185,042
WEST PARK PLAZA                            103,736      10,728,235            --
WESTCHESTER PLAZA                          390,261       8,207,096     5,712,441
WESTLAKE VILLAGE CENTER                    681,958      32,104,781            --
WINDMILLER PLAZA PHASE I                   431,949      13,847,700            --
WOODCROFT SHOPPING CENTER                  469,317       6,550,608            --
WOODMAN VAN NUYS                           138,667      12,196,579     5,895,124
WOODSIDE CENTRAL                           186,176      12,159,521            --
WORTHINGTON PARK CENTRE                    510,888      13,371,676     4,858,536
                                       -----------  --------------   -----------
                                       104,467,176   2,297,486,128   401,596,373
                                       ===========  ==============   ===========

                           REGENCY REALTY CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                                    Schedule III


Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operation is calculated over the estimated useful lives of the assets as follows:

         Buildings and improvements:             up to 40 years

         The aggregate cost for Federal income tax purposes was approximately
          $2,100,351,999 at December 31, 1999.



The changes in total real estate assets for the period ended December 31, 1999, 1998 and 1997:

                                                    1999               1998              1997
                                              ---------------     --------------     ------------

    Balance, beginning of period               1,183,184,013         799,801,367      389,007,481
      Developed or acquired properties         1,215,563,938         399,305,955      408,475,251
      Sale of property                           (18,330,608)        (24,248,801)      (2,907,503)
      Improvements                                21,535,961           8,325,492        5,226,138
                                               --------------      --------------     ------------
    Balance, end of period                     2,401,953,304       1,183,184,013      799,801,367
                                               ==============      ==============     ============



The changes in accumulated depreciation for the period ended December 31, 1999, 1998 and 1997:

                                                      1999              1998              1997
                                                 ------------        ------------     ------------

    Balance, beginning of period                  58,983,738          40,795,801       26,213,225
      Sale of property                              (721,034)         (5,121,929)        (713,176)
      Depreciation for period                     46,204,472          23,309,866       15,295,752
                                                 ------------         -----------      -----------
    Balance, end of period                       104,467,176          58,983,738       40,795,801
                                                 ============         ===========      ===========