Form 10-Q
period 2000-03-31
REGENCY REALTY CORP
filed 2000-05-10
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2000

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

As of May 9, 2000, there were 56,526,189 shares outstanding of the Registrant's common stock.

                                         REGENCY REALTY CORPORATION
                                         Consolidated Balance Sheets
                                        March 31, 2000 and December 31, 1999
                                                 (unaudited)

                                                                                        2000                    1999
                                                                                      -------                  ------

Assets
Real estate investments, at cost:
    Land                                                                         $    584,491,570              567,673,872
    Buildings and improvements                                                      1,855,930,988            1,834,279,432
    Construction in progress - development for investment                              77,773,975               81,995,169
    Construction in progress - development for sale                                    90,448,773               85,305,724
                                                                                   ---------------         ----------------
                                                                                    2,608,645,306            2,569,254,197
    Less:  accumulated depreciation                                                   117,449,619              104,467,176
                                                                                   ---------------         ----------------
                                                                                    2,491,195,687            2,464,787,021
    Investments in real estate partnerships                                            69,891,757               66,938,784
                                                                                   ---------------         ----------------
         Net real estate investments                                                2,561,087,444            2,531,725,805

Cash and cash equivalents                                                              27,809,388               54,117,443
Notes receivable                                                                       19,511,432               15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $1,974,003 and $1,883,547 at March 31, 2000 and
    December 31, 1999                                                                  28,628,118               33,515,040
Deferred costs, less accumulated amortization of $9,788,479 and
    $8,802,559 at March 31, 2000 and December 31, 1999                                 12,937,357               12,530,546
Other assets                                                                            7,820,343                7,374,019
                                                                                   ---------------         ----------------
                                                                                 $  2,657,794,082            2,654,935,978
                                                                                   ===============         ================
Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                                     763,523,192              764,787,207
    Acquisition and development line of credit                                        275,179,310              247,179,310
    Accounts payable and other liabilities                                             40,185,714               48,886,111
    Tenants' security and escrow deposits                                               8,315,974                7,952,707
                                                                                   ---------------         ----------------
         Total liabilities                                                          1,087,204,190            1,068,805,335
                                                                                   ---------------         ----------------

Preferred units                                                                       283,816,274              283,816,274
Exchangeable operating partnership units                                               44,247,660               44,589,873
Limited partners' interest in consolidated partnerships                                 9,600,034               10,475,321
                                                                                   ---------------         ----------------
         Total minority interest                                                      337,663,968              338,881,468
                                                                                   ---------------         ----------------
   Stockholders' equity:
    Cumulative convertible preferred stock Series 1 and paid in capital
     $.01 par value per share: 542,532 shares authorized; 537,107 issued and outstanding at March 31, 2000 and December 31, 1999;
     liquidation preference $20.83 per share                                           12,528,032               12,528,032
    Cumulative convertible preferred stock  Series 2 and paid in capital
     $.01 par value per share: 1,502,532 shares authorized;  950,400 shares issued and outstanding at March 31, 2000 and December 31, 1999
       liquidation preference $20.83 per share                                         22,168,080               22,168,080
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 59,764,976 and 59,639,536 shares issued
       at March 31, 2000 and December 31, 1999                                            597,650                  596,395
    Treasury stock; 3,254,151 and 2,715,851 shares held at March 31, 2000
       and December 31, 1999, at cost                                                 (65,171,307)             (54,536,612)
    Additonal paid in capital                                                       1,306,044,758            1,304,257,610
    Distributions in excess of net income                                             (32,312,347)             (26,779,538)
    Stock loans                                                                       (10,928,942)             (10,984,792)
                                                                                   ---------------         ----------------
         Total stockholders' equity                                                 1,232,925,924            1,247,249,175
                                                                                   ---------------         ----------------
    Commitments and contingencies
                                                                                 $  2,657,794,082            2,654,935,978
                                                                                   ===============         ================
See accompanying notes to consolidated financial statements

                                      REGENCY REALTY CORPORATION
                                Consolidated Statements of Operations
                         For the Three Months ended March 31, 2000 and 1999
                                           (unaudited)


                                                             2000                    1999
                                                            ------                  -------

Revenues:
    Minimum rent                                    $     61,313,756               39,132,116
    Percentage rent                                          659,517                  410,446
    Recoveries from tenants                               16,610,464                9,243,148
    Other non-rental revenues                              2,254,404                1,895,047
    Equity in income of investments in
       real estate partnerships                              363,514                  741,103
                                                      ---------------         ----------------
          Total revenues                                  81,201,655               51,421,860
                                                      ---------------         ----------------
 Operating expenses:
    Depreciation and amortization                         13,761,765                9,411,274
    Operating and maintenance                             10,500,109                6,984,708
    General and administrative                             4,496,079                3,637,359
    Real estate taxes                                      8,031,672                4,760,085
    Other expenses                                                 -                  150,000
                                                      ---------------         ----------------
          Total operating expenses                        36,789,625               24,943,426
                                                      ---------------         ----------------
Interest expense (income):
    Interest expense                                      15,691,149               10,821,204
    Interest income                                         (843,000)                (466,518)
                                                      ---------------         ----------------
          Net interest expense                            14,848,149               10,354,686
                                                      ---------------         ----------------
          Income before minority interests                29,563,881               16,123,748

Minority interest preferred unit distributions            (6,312,499)              (1,625,001)
Minority interest of exchangeable partnership units         (688,007)                (578,205)
Minority interest of limited partners                       (243,433)                (260,939)
                                                      ---------------         ----------------
           Net income                                     22,319,942               13,659,603

Preferred stock dividends                                   (699,459)                (204,000)
                                                      ---------------         ----------------
           Net income for common stockholders       $     21,620,483               13,455,603
                                                      ===============         ================
          Net income per share:
                Basic                               $           0.38                     0.34
                                                      ===============         ================
                Diluted                             $           0.38                     0.34
                                                      ===============         ================


See accompanying notes to consolidated financial statements

                                     REGENCY REALTY CORPORATION
                              Consolidated Statement of Stockholders' Equity For the Three Months ended March 31, 2000
                                              (unaudited)



                                              Series 1         Series 2         Common        Treasury
                                            Preferred Stock   Preferred Stock   Stock          Stock
                                            -------------     -------------   -----------   ------------

Balance at
     December 31, 1999                   $    12,528,032        22,168,080      596,395      (54,536,612)
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                               -                 -        1,252                -
Common stock issued or (cancelled)
     under stock loans                                 -                 -          (23)               -
Common stock issued for
     partnership units redeemed                        -                 -           26                -
Repurchase of common stock                             -                 -            -      (10,634,695)
Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                               -                 -            -                -
Net income                                             -                 -            -                -
                                            -------------     -------------  -----------  ---------------
Balance at
     March  31, 2000                     $    12,528,032        22,168,080      597,650      (65,171,307)
                                            =============     =============  ===========  ===============


See accompanying notes to consolidated financial statements.

                                       REGENCY REALTY CORPORATION
                              Consolidated Statement of Stockholders' Equity
                                  For the Three Months ended March 31, 2000
                                              (unaudited)
                                              (continued)

                                             Additional     Distributions                   Total
                                              Paid In       in exess of      Stock      Stockholders'
                                              Capital        Net Income      Loans          Equity
                                            -------------  ------------- ------------  ---------------

Balance at
     December 31, 1999                      1,304,257,610    (26,779,538)  (10,984,792)   1,247,249,175
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                        1,778,588              -             -        1,779,840
Common stock issued or (cancelled)
     under stock loans                            (55,827)             -        55,850                -
Common stock issued for
     partnership units redeemed                    64,387              -             -           64,413
Repurchase of common stock                              -              -             -      (10,634,695)
Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                                -    (27,852,751)            -      (27,852,751)
Net income                                              -     22,319,942             -       22,319,942
                                             -------------  -------------  -----------   ---------------
Balance at
     March  31, 2000                        1,306,044,758    (32,312,347)  (10,928,942)   1,232,925,924
                                            ==============  =============  ============  ===============






See accompanying notes to consolidated financial statements.

                                   REGENCY REALTY CORPORATION
                              Consolidated Statements of Cash Flows
                        For the Three Months Ended March 31, 2000 and 1999
                                       (unaudited)


                                                                                        2000                    1999
                                                                                       ------                  ------
Cash flows from operating activities:
    Net income                                                                   $   22,319,942             13,659,603
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                                 13,761,765              9,411,274
       Deferred financing cost and debt premium amortization                            208,857                (34,967)
       Stock based compensation                                                       1,042,205                580,911
       Minority interest preferred unit distribution                                  6,312,499              1,625,001
       Minority interest of exchangeable partnership units                              688,007                578,205
       Minority interest of limited partners                                            243,433                260,939
       Equity in income of investments in real estate partnerships                     (363,514)              (741,103)
       Changes in assets and liabilities:
          Tenant receivables                                                          4,886,922             (6,302,962)
          Deferred leasing commissions                                               (1,578,385)              (586,166)
          Other assets                                                                 (760,440)             1,763,773
          Tenants' security deposits                                                    363,267                 54,713
          Accounts payable and other liabilities                                     (7,974,985)             6,437,348
                                                                                   -------------          -------------
          Net cash provided by operating activities                                  39,149,573             26,706,569
                                                                                   -------------          -------------
Cash flows from investing activities:
     Acquisition and development of real estate                                     (31,177,598)           (13,601,894)
     Acquisition of Pacific, net of cash acquired                                             -             (9,046,230)
     Investment in real estate partnerships                                          (2,589,459)            (3,291,401)
     Capital improvements                                                            (3,070,462)            (2,608,266)
     Construction in progress for sale, net of sales proceeds                        (8,981,356)           (12,316,835)
     Distributions received from real estate partnership investments                          -                704,474
                                                                                   -------------          -------------
                 Net cash used in investing activities                              (45,818,875)           (40,160,152)
                                                                                   -------------          -------------
Cash flows from financing activities:
     Net proceeds from common stock issuance                                             12,222                 28,601
     Cash paid for Company stock repurchase program                                 (10,634,695)                     -
     Net distributions to limited partners in consolidated partnerships              (1,118,720)                     -
     Distributions to exchangeable partnership unit holders                            (965,807)              (580,402)
     Distributions to preferred unit holders                                         (6,312,499)            (1,625,001)
     Dividends paid to common stockholders                                          (27,153,292)           (12,972,452)
     Dividends paid to preferred stockholders                                          (699,459)              (204,000)
     Proceeds of acquisition and development
        line of credit, net                                                          28,000,000             52,148,125
     Proceeds from mortgage loans                                                     6,562,987                      -
     Repayment of mortgage loans                                                     (7,329,490)            (8,915,732)
     Deferred financing costs                                                                 -             (1,976,816)
                                                                                   -------------          -------------
                 Net cash (used in) provided by financing activities                (19,638,753)            25,902,323
                                                                                   -------------          -------------
                 Net (decrease) increase in cash and cash equivalents               (26,308,055)            12,448,740

Cash and cash equivalents at beginning of period                                     54,117,443             19,919,693
                                                                                   -------------          -------------
Cash and cash equivalents at end of period                                       $   27,809,388             32,368,433
                                                                                   =============          =============

                                   REGENCY REALTY CORPORATION
                               Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31, 2000 and 1999
                                        (unaudited)
                                         continued

                                                                                        2000                    1999
                                                                                      -------                  ------


Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
   $2,820,000 and $2,158,000  in 2000 and 1999, respectively)                    $      13,196,588              9,334,581
                                                                                   ================        ===============
Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of Pacific and real estate            $               -            396,682,000
                                                                                   ================        ===============
Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                   $               -            775,283,215
                                                                                   ================        ===============
Other liabilities assumed to acquire Pacific                                     $               -             13,897,643
                                                                                   ================        ===============


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000


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

              The financial statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission.

       (b)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

2.     Acquisitions of Shopping Centers

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and closing costs. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock on the New York Stock Exchange immediately before, during

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

2.     Acquisitions of Shopping Centers (continued)

       and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity.

       During 1998, the Company acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Company paid contingent consideration valued at $9.0 million consisting of 69,555 Exchangeable operating partnership units ("Units"), 3,768 shares of common stock, and $7.0 million. In April 2000, the Company paid $5.0 million in cash as partial contingent consideration related to the 1998 Acquisitions. In addition, common stock and Units valued at $2.5 million may be issued during the remainder of the year.

       The operating results of Pacific are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $74.2 million as of March 31, 1999. Pro forma net income for common stockholders would have been $19.9 million as of March 31, 1999. Pro forma basic net income per share would have been $.33 as of March 31, 1999. Pro forma diluted net income per share would have been $.33 as of March 31, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

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

       The Company assesses and measures operating results starting with Net Operating Income for the Retail segment and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

  3.   Segments (continued)

       and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

  3.     Segments (continued)

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2000 and 1999. Non-segment assets to reconcile to total assets include cash and deferred costs.

                                                                        2000              1999
                                                                        ----              ----
         Revenues:
           Retail segment                                          $   78,947,251         49,526,813
           Service operations segment                                   2,254,404          1,895,047
                                                                      -------------      -------------
              Total revenues                                           81,201,655         51,421,860
                                                                      =============      =============

         Funds from Operations:
           Retail segment net operating income                     $   60,415,470         37,782,020
           Service operations segment income                            2,254,404          1,895,047
           Adjustments to calculate diluted FFO:
             Interest expense                                         (15,691,149)       (10,821,204)
             Interest income                                              843,000            466,518
             General and administrative                                (4,496,079)        (3,787,359)
             Non-real estate depreciation                                (268,316)          (175,790)
             Minority interest of limited partners                       (243,433)          (260,939)
             Minority interest in depreciation
              and amortization                                           (149,881)          (181,594)
             Share of joint venture depreciation
              and amortization                                            387,583             99,193
             Dividends on preferred units                              (6,312,499)        (1,625,001)
                                                                      -------------      -------------
               Funds from Operations - diluted                         36,739,100         23,390,891
                                                                      -------------      -------------

           Reconciliation to net income for common stockholders:
             Real estate related depreciation
              and amortization                                        (13,493,449)        (9,235,484)
             Minority interest in depreciation
              and amortization                                            149,881            181,594
             Share of joint venture depreciation
              and amortization                                           (387,583)           (99,193)
             Minority interest of exchangeable
               partnership units                                         (688,007)          (578,205)
                                                                      -------------      -------------

               Net income                                          $   22,319,942         13,659,603
                                                                      =============      =============



                                                                         March 31,       December 31,
         Assets (in thousands):                                            2000              1999
         ----------------------                                            ----              ----

           Retail segment                                          $     2,484,830          2,463,639
           Service operations segment                                      136,419            123,233
           Cash and other assets                                            36,545             68,064
                                                                      -------------      -------------
             Total assets                                          $     2,657,794          2,654,936
                                                                      =============      =============

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

4.     Notes Payable and Acquisition and Development Line of Credit

       The Company's outstanding debt at March 31, 2000 and December 31, 1999 consists of the following (in thousands):

                                                        2000            1999
                                                         ----            ----
 Notes Payable:
     Fixed rate mortgage loans                $        375,037         382,715
     Variable rate mortgage loans                       17,909          11,376
     Fixed rate unsecured loans                        370,577         370,696
                                                 --------------   -------------
           Total notes payable                         763,523         764,787
 Acquisition and development line of credit            275,179         247,179
                                                 --------------   -------------
               Total                          $      1,038,702       1,011,966
                                                 ==============   =============

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

       Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

       During 1999, the Company assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments, as an adjustment to interest expense.

       On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

4.     Notes Payable and Acquisition and Development Line of Credit (continued)

       As of March 31, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                  Scheduled
                                                  Principal      Term Loan         Total
     Scheduled Payments by Year                   Payments       Maturities       Payments
                                                -------------- --------------- ---------------


     2000                                    $          4,294          86,995          91,289
     2001                                               5,621         330,029         335,650
     2002                                               4,943          44,097          49,040
     2003                                               4,933          13,301          18,234
     2004                                               5,327         199,874         205,201
     Beyond 5 Years                                    36,886         290,389         327,275
     Net unamortized debt premiums                          -          12,013          12,013
                                                -------------- --------------- ---------------
          Total                              $         62,004         976,698       1,038,702
                                                ============== =============== ===============

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.0 million at March 31, 2000, and the Company's proportionate share of these loans was $21.1 million.

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable, and the Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Notes payable with fixed rates, that have been assumed in connection with acquisitions, are recorded in the accompanying financial statements at fair value. The Company considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Company for debt of the same terms.

5.     Stockholders' Equity and Minority Interest

       During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, the Company had completed the program by purchasing 3.25 million shares.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month period ended, March 31, 2000 and 1999, respectively (in thousands except per share data):

                                                                                     2000           1999
                                                                                     ----           ----

         Basic Earnings Per Share (EPS) Calculation:

         Weighted average common shares outstanding                                     56,510         36,410
                                                                                 ============== ==============

         Net income for common stockholders                                   $         21,620         13,456

         Less: dividends paid on Class B common stock                                        -          1,175
                                                                                 -------------- --------------

         Net income for Basic EPS                                             $         21,620         12,281
                                                                                 ============== ==============

         Basic EPS                                                            $            .38            .34
                                                                                 ============== ==============

         Diluted Earnings Per Share (EPS) Calculation

         Weighted average shares outstanding for Basic EPS                              56,510         36,410

         Exchangeable operating partnership units                                        2,076          1,631

         Contingent units or shares for the acquisition of real estate                       -             159
                                                                                 -------------- --------------
         Total diluted shares                                                           58,586         38,200
                                                                                 ============== ==============

         Net income for Basic EPS                                             $         21,620         12,281

         Add: minority interest of exchangeable partnership units                          688            578
                                                                                 -------------- --------------

         Net income for Diluted EPS                                           $         22,308         12,859
                                                                                 ============== ==============

         Diluted EPS                                                          $            .38            .34
                                                                                 ============== ==============

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

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at March 31, 2000, 198 properties were owned either fee simple or through partnership interests by RCLP. At March 31, 2000, the Company had an investment in real estate, at cost, of approximately $2.639 billion of which $2.538 billion or 96% was owned by RCLP.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood shopping centers which are located in infill locations or high growth corridors. The Company's properties (both operating and under construction) summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                          March 31, 2000                          December 31, 1999
          Location        # Properties          GLA          % Leased *   # Properties      GLA           % Leased *
          --------        ------------        ---------      ----------   ------------  -----------       ----------

     Florida                   49          6,058,893          92.5%            48          5,909,534        91.7%
     California                35          3,894,539          97.9%            36          3,858,628        98.2%
     Texas                     29          3,876,334          93.7%            29          3,849,549        94.2%
     Georgia                   27          2,716,763          93.8%            27          2,716,763        92.3%
     Ohio                      13          1,832,774          92.8%            13          1,822,854        94.0%
     North Carolina            12          1,241,639          97.8%            12          1,241,639        97.9%
     Washington                 9          1,080,792          98.8%             9          1,066,962        98.1%
     Colorado                  10            908,229          97.7%            10            903,502        98.0%
     Oregon                     7            671,220          94.0%             7            616,070        94.2%
     Alabama                    5            516,062          99.0%             5            516,061        99.5%
     Arizona                    2            326,984          98.6%             2            326,984        99.7%
     Kentucky                   2            305,307          89.8%             2            305,307        91.8%
     Tennessee                  3            271,697          99.5%             3            271,697        98.9%
     Michigan                   3            250,655          98.7%             3            250,655        98.7%
     Delaware                   1            232,754          96.3%             1            232,754        96.3%
     Virginia                   2            197,324          95.1%             2            197,324        96.1%
     Mississippi                2            185,061          96.6%             2            185,061        96.6%
     Illinois                   1            178,600          86.4%             1            178,600        85.9%
     South Carolina             2            162,056          98.8%             2            162,056        98.8%
     Missouri                   1             82,498          95.8%             1             82,498        95.8%
     Wyoming                    1             87,800             -              1             75,000           -
                          -------------- --------------- ---------------- -------------- --------------- -------------
         Total                216         25,077,981          94.8%           216         24,769,498        95.0%
                          ============== =============== ================ ============== =============== =============

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

The following table summarizes the four largest grocery tenants occupying the Company's shopping centers at March 31, 2000:


                                 Number of          % of          % of Annualized     Avg Remaining
             Grocery Anchor       Stores *        Total GLA          Base Rent          Lease Term
            ---------------    ------------      -----------     ---------------     ---------------

            Kroger                  55             12.5%              10.9%              16 yrs
            Publix                  38              6.7%               4.5%              12 yrs
            Safeway                 33              5.0%               4.2%              11 yrs
            Albertsons              19              2.7%               2.5%              14 yrs

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

During 1998, the Company acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Company paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. In April 2000, the Company paid $5.0 million in cash as partial contingent consideration related to the 1998 Acquisitions. In addition, common stock and Units valued at $2.5 million may be issued during the remainder of the year.

Results from Operations

Comparison of March 31, 2000 to 1999

Revenues increased $29.8 million or 58% to $81.2 million in 2000. The increase was due primarily to the Pacific acquisition in 1999. At March 31, 2000, the total real estate portfolio contained approximately 25.1 million SF and was 92.9% leased. Minimum rent increased $22.2 million or 57%, and recoveries from tenants increased $7.4 million or 80%. On a same property basis (excluding Pacific) gross rental revenues increased $1.5 million or 3.8%, primarily due to higher base rents. Other non-rental revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Company were $2.3 million and $1.9 million in 2000 and 1999, respectively. Operating expenses increased $11.8 million or 47% to $36.8 million in 2000. Combined operating and maintenance, and real estate taxes increased $6.8 million or 58% during 2000 to $18.5 million. The increases are due to Pacific generating operating and maintenance expenses and real estate tax increases of $6.7 million during 2000. On a same property basis, operating and maintenance expenses and real estate taxes increased $86,000 or 1%. General and administrative expenses increased 24% during 2000 to $4.5 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999. Depreciation and amortization increased $4.4 million during 2000 or 46% primarily due to Pacific.

Interest expense increased to $15.7 million in 2000 from $10.8 million in 1999 or 45% due to increased average outstanding loan balances related to the assumption of debt for Pacific and the debt offerings completed in 1999. Weighted average interest rates decreased .2% during 2000. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common stockholders was $21.6 million in 2000 vs. $13.5 million in 1999, an $8.1 million or 60% increase for the reasons previously described. Diluted earnings per share in 2000 was $.38 vs. $.34 in 1999.

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $39.1 million and $26.7 million for the three months ended March 31, 2000 and 1999, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $3.1 million and $2.6 million, during 2000 and 1999, respectively. The Company paid scheduled principal payments of $1.7 million and $1.1 million during 2000 and 1999, respectively. The Company paid dividends and distributions of $35.1 million and $15.4 million, during 2000 and 1999, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $45.8 million and $40.2 million, during 2000 and 1999, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash used in financing activities was $19.6 million for the three months ended March 31, 2000 and cash provided by financing activities was $25.9 million for the three months ended March 31, 1999. At March 31, 2000, the Company had 43 shopping centers or build to suit projects under construction or undergoing major renovations, with costs to date of $259.5 million. Total committed costs necessary to complete the properties under development is estimated to be $141.0 million and will be expended through 2000.

During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, the Company had completed the program by purchasing 3.25 million shares.


The Company's outstanding debt at March 31, 2000 and December 31, 1999 consists of the following (in thousands):

                                                         2000            1999
                                                         ----            ----
 Notes Payable:
     Fixed rate mortgage loans                 $        375,037         382,715
     Variable rate mortgage loans                        17,909          11,376
     Fixed rate unsecured loans                         370,577         370,696
                                                  -------------- ---------------
           Total notes payable                          763,523         764,787
 Acquisition and development line of credit             275,179         247,179
                                                  -------------- ---------------
          Total                                $      1,038,702       1,011,966
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

Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

During 1999, the Company assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments as an adjustment to interest expense.

On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.



As of March 31, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):


                                                 Scheduled
                                                  Principal       Term Loan         Total
    Scheduled Payments by Year                     Payments      Maturities       Payments
                                                --------------- -------------- ----------------


    2000                                     $           4,294         86,995           91,289
    2001                                                 5,621        330,029          335,650
    2002                                                 4,943         44,097           49,040
    2003                                                 4,933         13,301           18,234
    2004                                                 5,327        199,874          205,201
    Beyond 5 Years                                      36,886        290,389          327,275
    Net unamortized debt premiums                            -         12,013           12,013
                                                --------------- -------------- ----------------
         Total                               $          62,004        976,698        1,038,702
                                                =============== ============== ================

Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.0 million at March 31, 2000, and the Company's proportionate share of these loans was $21.1 million.

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

The Company's real estate portfolio grew substantially during 1999 as a result of the Pacific acquisition. The Company intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Company expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those completed in previous years. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

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

Inflation

Inflation has remained relatively low during 2000 and 1999 and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has not been party to any market risk sensitive instruments during the reporting period ending March 31, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

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


10.      Material Contracts

                 None


(b)      Reports on Form 8-K
         None

27.      Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  May 9, 2000                     REGENCY REALTY CORPORATION



                                         By:       /s/  J. Christian Leavitt
                                                   Senior Vice President,
                                                   and Chief Accounting Officer