Form 10-Q
period 2000-06-30
REGENCY REALTY CORP
filed 2000-08-14
CIK 910606

United States

                                SECURITIES AND EXCHANGE COMMISSION

                                         Washington DC 20549

                                            FORM 10-Q

                                            (Mark One)

                         [X] For the quarterly period ended June 30, 2000

                                              -or-
                 [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                                 Securities Exchange Act of 1934

                         For the transition period from ________ to ________

                                  Commission File Number 1-12298

                                   REGENCY REALTY CORPORATION

                        (Exact name of registrant as specified in its charter)

                        Florida                            59-3191743
                        -------                            ----------
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

                                           Unchanged
                                         --------------
                     (Former name, former address and former fiscal year,
                                if changed since last report)

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

As of August 10, 2000, there were 56,892,895 shares outstanding of the Registrant's common stock.

                                            REGENCY REALTY CORPORATION
                                           Consolidated Balance Sheets
                                        June 30, 2000 and December 31, 1999
                                                   (unaudited)



                                                                                   2000                  1999
                                                                                  ------                ------

Assets
Real estate investments
    Land                                                                    $    587,038,861           567,673,872
    Buildings and improvements                                                 1,853,754,929         1,834,279,432
                                                                              ---------------        --------------
                                                                               2,440,793,790         2,401,953,304
    Less:  accumulated depreciation                                              123,690,925           104,467,176
                                                                              ---------------        --------------
                                                                               2,317,102,865         2,297,486,128
    Properties in development                                                    223,775,833           167,300,893
    Operating properties held for sale                                            67,031,998                     -
    Investments in real estate partnerships                                       37,159,178            66,938,784
                                                                              ---------------        --------------
         Net real estate investments                                           2,645,069,874         2,531,725,805

Cash and cash equivalents                                                         37,907,422            54,117,443
Notes receivable                                                                  24,349,824            15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $2,278,852 and $1,883,547 at June 30, 2000 and
    December 31, 1999                                                             32,885,659            33,515,040
Deferred costs, less accumulated amortization of $11,046,731 and
    $8,802,559 at June 30, 2000 and December 31, 1999                             14,338,789            12,530,546
Other assets                                                                       7,423,800             7,374,019
                                                                              ---------------        --------------
                                                                            $  2,761,975,368         2,654,935,978
                                                                              ===============        ==============
Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                                738,633,803           764,787,207
    Unsecured line of credit                                                     340,000,000           247,179,310
    Accounts payable and other liabilities                                        45,956,979            48,886,111
    Tenants' security and escrow deposits                                          8,344,141             7,952,707
                                                                              ---------------        --------------
         Total liabilities                                                     1,132,934,923         1,068,805,335
                                                                              ---------------        --------------

Preferred units                                                                  352,059,037           283,816,274
Exchangeable operating partnership units                                          37,226,735            44,589,873
Limited partners' interest in consolidated partnerships                            9,339,453            10,475,321
                                                                              ---------------        --------------
         Total minority interest                                                 398,625,225           338,881,468
                                                                              ---------------        --------------
Stockholders' equity:
 Cumulative convertible preferred stock  Series 1 and paid in capital $.01 par value per share: 542,532 shares authorized;
    537,107  issued and outstanding at June 30, 2000 and December 31, 1999;
    liquidation preference $20.83 per share                                       12,528,032            12,528,032
 Cumulative convertible preferred stock  Series 2 and paid in capital
    $.01 par value per share: 1,502,532 shares authorized;  950,400 shares issued and outstanding at June 30, 2000 and December 31, 1999
    liquidation preference $20.83 per share                                       22,168,080            22,168,080
 Common stock $.01 par value per share: 150,000,000 shares
    authorized; 60,168,062 and 59,639,536 shares issued
    at June 30, 2000 and December 31, 1999                                           601,681               596,395
 Treasury stock; 3,265,022 and 2,715,851 shares held at June 30, 2000
       and December 31, 1999, at cost                                            (65,404,775)          (54,536,612)
 Additonal paid in capital                                                     1,315,389,110         1,304,257,610
 Distributions in excess of net income                                           (44,031,759)          (26,779,538)
 Stock loans                                                                     (10,835,149)          (10,984,792)
                                                                              ---------------        --------------
         Total stockholders' equity                                            1,230,415,220         1,247,249,175
                                                                              ---------------        --------------
  Commitments and contingencies

                                                                            $  2,761,975,368         2,654,935,978
                                                                              ===============        ==============

See accompanying notes to consolidated financial statements

                        REGENCY REALTY CORPORATION
                  Consolidated Statements of Operations
            For the Three Months ended June 30, 2000 and 1999
                               (unaudited)



                                                                                   2000                  1999
                                                                                  ------                 -----
Revenues:
    Minimum rent                                                            $     62,589,168            58,810,105
    Percentage rent                                                                  392,944               477,553
    Recoveries from tenants                                                       16,471,573            15,135,633
    Service operations revenue                                                     7,112,340             3,845,576
    Equity in (loss) income of investments in
       real estate partnerships                                                     (302,851)            1,395,100
                                                                              ---------------        --------------
          Total revenues                                                          86,263,174            79,663,967
                                                                              ---------------        --------------
 Operating expenses:
    Depreciation and amortization                                                 14,625,223            12,369,778
    Operating and maintenance                                                     10,602,934             9,883,623
    General and administrative                                                     3,761,187             5,143,534
    Real estate taxes                                                              8,290,209             7,478,034
    Other expenses                                                                   919,715               375,000
                                                                              ---------------        --------------
          Total operating expenses                                                38,199,268            35,249,969
                                                                              ---------------        --------------
  Interest expense (income):
    Interest expense                                                              18,198,723            17,171,139
    Interest income                                                                 (819,558)             (654,485)
                                                                              ---------------        --------------
          Net interest expense                                                    17,379,165            16,516,654
                                                                              ---------------        --------------
          Income before minority interests, gain and
          provision on real estate investments                                    30,684,741            27,897,344

Gain on sale of operating properties                                                  18,310                     -
Provision for loss on operating properties held for sale                          (6,909,625)                    -
                                                                              ---------------        --------------
          Income before minority interests                                        23,793,426            27,897,344

Minority interest preferred unit distributions                                    (6,942,014)           (1,625,001)
Minority interest of exchangeable partnership units                                 (497,487)             (760,306)
Minority interest of limited partners                                               (236,881)             (486,094)
                                                                              ---------------        --------------
           Net income                                                             16,117,044            25,025,943

Preferred stock dividends                                                           (699,459)             (696,000)
                                                                              ---------------        --------------
          Net income for common stockholders                                $     15,417,585            24,329,943
                                                                              ===============        ==============
          Net income per share:
          Basic                                                             $           0.27                  0.41
                                                                              ===============        ==============
          Diluted                                                           $           0.27                  0.41
                                                                              ===============        ==============


See accompanying notes to consolidated financial statements

                                           REGENCY REALTY CORPORATION
                                     Consolidated Statements of Operations
                                For the Six Months ended June 30, 2000 and 1999
                                                   (unaudited)



                                                                                   2000                  1999
                                                                                  ------                ------
Revenues:
    Minimum rent                                                            $    123,902,924            97,942,221
    Percentage rent                                                                1,052,461               887,999
    Recoveries from tenants                                                       33,082,037            24,378,781
    Service operations revenue                                                     9,366,744             5,740,623
    Equity in income of investments in
       real estate partnerships                                                       60,663             2,136,203
                                                                              ---------------        --------------
          Total revenues                                                         167,464,829           131,085,827
                                                                              ---------------        --------------
Operating expenses:
    Depreciation and amortization                                                 28,386,988            21,781,052
    Operating and maintenance                                                     21,103,043            16,868,331
    General and administrative                                                     8,257,266             8,780,893
    Real estate taxes                                                             16,321,881            12,238,119
    Other expenses                                                                   919,715               525,000
                                                                              ---------------        --------------
          Total operating expenses                                                74,988,893            60,193,395
                                                                              ---------------        --------------
   Interest expense (income):
    Interest expense                                                              33,889,872            27,992,343
    Interest income                                                               (1,662,558)           (1,121,003)
                                                                              ---------------        --------------
          Net interest expense                                                    32,227,314            26,871,340
                                                                              ---------------        --------------
          Income before minority interests, gain and
          provision on real estate investments                                    60,248,622            44,021,092

Gain on sale of operating properties                                                  18,310                     -
Provision for loss on operating properties held for sale                          (6,909,625)                    -
                                                                              ---------------        --------------
          Income before minority interests                                        53,357,307            44,021,092

Minority interest preferred unit distributions                                   (13,254,513)           (3,250,002)
Minority interest of exchangeable partnership units                               (1,185,494)           (1,338,511)
Minority interest of limited partners                                               (480,314)             (747,033)
                                                                              ---------------        --------------
           Net income                                                             38,436,986            38,685,546

Preferred stock dividends                                                         (1,398,918)             (900,000)
                                                                              ---------------        --------------
           Net income for common stockholders                               $     37,038,068            37,785,546
                                                                              ===============        ==============
    Net income per share:
          Basic                                                             $           0.65                  0.76
                                                                              ===============        ==============
          Diluted                                                           $           0.65                  0.76
                                                                              ===============        ==============


See accompanying notes to consolidated financial statements

                                          REGENCY REALTY CORPORATION
                                 Consolidated Statement of Stockholders' Equity
                                      For the Six Months ended June 30, 2000
                                                  (unaudited)



                                                                 Series 1       Series 2        Common         Treasury
                                                              Preferred Stock  Preferred Stock   Stock           Stock
                                                              ---------------  ---------------  ----------  -------------

Balance at
    December 31, 1999                                     $      12,528,032    22,168,080        596,395       (54,536,612)
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                                                  -             -          1,505                 -

Common stock issued (cancelled)
     under stock loans                                                    -             -              5          (233,468)

Common stock issued for
     partnership units redeemed                                           -             -          3,740                 -

Common stock issued to
     acquire real estate                                                  -             -             36                 -

Reallocation of minority interest                                         -             -              -                 -

Repurchase of common stock                                                -             -              -       (10,634,695)

Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                                                  -             -              -                 -

Net income                                                                -             -              -                 -
                                                              ---------------  ------------   ------------  ----------------
Balance at
     June 30, 2000                                        $      12,528,032    22,168,080        601,681       (65,404,775)
                                                              ===============  ============   ============  ================

                          REGENCY REALTY CORPORATION
                Consolidated Statement of Stockholders' Equity (continued)
                    For the Six Months ended June 30, 2000
                                  (unaudited)


                                                                Additional      Distributions                    Total
                                                                  Paid In       in excess of      Stock       Stockholders'
                                                                  Capital        Net Income      Loans           Equity
                                                              ---------------  ------------  --------------  --------------
Balance at
     December 31, 1999                                    $    1,304,257,610   (26,779,538)   (10,984,792)    1,247,249,175
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                                           2,939,551             -              -         2,941,056
Common stock issued (cancelled)
     under stock loans                                               (55,829)            -        149,643          (139,649)

Common stock issued for
     partnership units redeemed                                    8,734,138             -              -         8,737,878

Common stock issued to
     acquire real estate                                              88,888             -              -            88,924

Reallocation of minority interest                                   (575,248)            -              -          (575,248)

Repurchase of common stock                                                 -             -              -       (10,634,695)

Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                                                   -   (55,689,207)             -       (55,689,207)

Net income                                                                 -    38,436,986              -        38,436,986
                                                              ---------------  ------------   ------------  ----------------
Balance at
     June 30, 2000                                        $    1,315,389,110   (44,031,759)   (10,835,149)    1,230,415,220
                                                              ===============  ============   ============  ================




See accompanying notes to consolidated financial statements.

                                           REGENCY REALTY CORPORATION
                                     Consolidated Statements of Cash Flows
                                For the Six Months Ended June 30, 2000 and 1999
                                                   (unaudited)



                                                                                        2000                    1999
                                                                                       ------                  ------

Cash flows from operating activities:

    Net income                                                                   $      38,436,986             38,685,546
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                 28,386,988             21,781,052
          Deferred financing cost and debt premium amortization                            417,714                125,466
          Stock based compensation                                                       2,249,594              1,264,038
          Minority interest preferred unit distribution                                 13,254,513              3,250,002
          Minority interest of exchangeable partnership units                            1,185,494              1,338,511
          Minority interest of limited partners                                            480,314                747,033
          Equity in income of investments in real estate partnerships                      (60,663)            (2,136,203)
          Gain on sale of operating properties                                             (18,310)                     -
          Provision for loss on operating properties held for sale                       6,909,625                      -
          Changes in assets and liabilities:
              Tenant receivables                                                         2,335,747             (9,255,288)
              Deferred leasing commissions                                              (3,576,996)            (2,086,950)
              Other assets                                                                (800,041)             1,791,661
              Tenants' security deposits                                                   243,722                 70,943
              Accounts payable and other liabilities                                    (2,755,890)             8,577,067
                                                                                   ----------------        ---------------
                 Net cash provided by operating activities                              86,688,797             64,152,878
                                                                                   ----------------        ---------------

Cash flows from investing activities:

     Acquisition and development of real estate, net                                  (135,129,471)           (76,143,373)
     Acquisition of Pacific, net of cash acquired                                                -             (9,046,230)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                               (1,402,371)                     -
     Investment in real estate partnerships                                            (23,320,328)           (10,104,935)
     Capital improvements                                                               (6,603,403)            (6,648,509)
     Proceeds from sale of operating properties                                          7,491,870                      -
     Repayment of notes receivable                                                      15,673,125                      -
     Distributions received from investments in real estate partnership                          -                704,474
                                                                                   ----------------        ---------------
                 Net cash used in investing activities                                (143,290,578)          (101,238,573)
                                                                                   ----------------        ---------------
Cash flows from financing activities:

     Net proceeds from common stock issuance                                                22,672                 70,809
     Repurchase of common stock                                                        (10,634,695)                     -
     Net distributions to limited partners in consolidated partnerships                 (1,616,183)              (458,450)
     Distributions to exchangeable partnership unit holders                             (2,018,021)            (1,634,263)
     Distributions to preferred unit holders                                           (13,254,513)            (3,250,002)
     Dividends paid to common stockholders                                             (54,290,289)           (39,670,029)
     Dividends paid to preferred stockholders                                           (1,398,918)              (900,000)
     Net proceeds from fixed rate unsecured notes                                                -            249,845,300
     Net proceeds from issuance of preferred units                                      68,242,763                      -
     Proceeds (repayment) of unsecured line of credit, net                              92,820,690           (145,351,875)
     Proceeds from mortgage loans                                                        6,734,632                      -
     Repayment of mortgage loans                                                       (44,216,378)           (23,138,753)
     Deferred financing costs                                                                    -             (3,565,034)
                                                                                   ----------------        ---------------
                 Net cash provided by financing activities                              40,391,760             31,947,703
                                                                                   ----------------        ---------------
Net decrease in cash and cash equivalents                                              (16,210,021)            (5,137,992)

Cash and cash equivalents at beginning of period                                        54,117,443             19,919,693
                                                                                   ----------------        ---------------
Cash and cash equivalents at end of period                                       $      37,907,422             14,781,701
                                                                                   ================        ===============

                                        REGENCY REALTY CORPORATION
                                 Consolidated Statements of Cash Flows
                                For the Six Months Ended June 30, 2000 and 1999
                                                (unaudited)
                                                 continued

                                                                                        2000                    1999
                                                                                       ------                  ------
Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
 $5,960,000 and $3,935,000  in 2000 and 1999, respectively)                    $      33,228,474             21,346,560
                                                                                   ================        ===============
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of Pacific and real estate          $               -            402,582,015
                                                                                   ================        ===============
Exchangeable operating partnership units and common stock issued
  for investments in real estate partnerships                                  $         329,948              1,949,020
                                                                                   ================        ===============
Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                 $       1,287,111                      -
                                                                                   ================        ===============
Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                 $         103,885            771,351,617
                                                                                   ================        ===============

Other liabilities assumed to acquire Pacific                                   $               -             13,897,643
                                                                                   ================        ===============

Properties in development sold in exchange for notes receivable                $      24,349,824                      -
                                                                                   ================        ===============


See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Realty Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units of Regency Centers, L.P., ("RCLP" or the "Partnership") and partnership interests ranging from 51% to 93% in four majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interests in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

       (b)     Investments in Real Estate Partnerships

              The Company accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method.

       (c)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

2.     Acquisition and Development of Shopping Centers

       On June 30, 2000 the Company acquired the non-owned portion of nine joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Company and are consolidated for financial reporting purposes.

       On  February  28,  1999,  the  Company   acquired  Pacific  Retail  Trust
      ("Pacific") for approximately $1.157 billion. The operating results of Pacific are included in the

                                   REGENCY REALTY CORPORATION

                             Notes to Consolidated Financial Statements

                                          June 30, 2000

                                          (unaudited)

2.      Acquisition and Development of Shopping Centers (continued)

       Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $153.8 million as of June 30, 1999. Pro forma net income for common stockholders would have been $44.3 million as of June 30, 1999. Pro forma basic net income per share would have been $.74 as of June 30, 1999. Pro forma diluted net income per share would have been $.74 as of June 30, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

3.     Operating Properties Held for Sale

       Periodically, the Company identifies operating properties that do not fit its long term investment strategies and markets these assets for sale. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale. At June 30, 2000, the Company had six properties under contract for sale, and recorded a provision for loss on the sale of $6.9 million. Under the terms of the contract, which is rescindable, the sale is expected to close during the fourth quarter of 2000.

4.     Segments

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

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the six month periods ended June 30, 2000 and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                                   REGENCY REALTY CORPORATION

                          Notes to Consolidated Financial Statements

                                          June 30, 2000

                                           (unaudited)


4.     Segments (continued)
                                                                        2000              1999
                                                                        ----              ----
       Revenues:
         Retail segment                                         $      158,098,085        125,345,204
         Service operations segment                                      9,366,744          5,740,623
                                                                   ---------------- ------------------
            Total revenues                                      $      167,464,829        131,085,827
                                                                   ================ ==================

       Funds from Operations:
        Retail segment net operating income                     $      120,691,470         96,238,754
        Service operations segment income                                9,366,744          5,740,623
        Adjustments to calculate diluted FFO:
          Interest expense                                             (33,889,872)       (27,992,343)
          Interest income                                                1,662,558          1,121,003
          General and administrati ve and other                         (9,176,981)        (9,305,893)
          Non-real estate depreciat ion                                   (600,781)          (391,511)
          Minority interest of limit ed partners                          (480,314)          (747,033)
          Minority interest in depreciation
            and amortization                                              (299,828)          (359,452)
          Share of joint venture depr eciation
            and amortization                                               933,589            286,549
          Distributions on preferred units                             (13,254,513)        (3,250,002)
                                                                   ---------------- ------------------
             Funds from Operations - diluted                            74,952,072         61,340,695
                                                                   ---------------- ------------------

        Reconciliation to net income for common stockholders:
          Real estate related depreciation
            and amortization                                           (27,804,516)       (21,389,541)
          Minority interest in depreciation
            and amortization                                               299,828            359,452
          Share of joint venture depreciation
            and amortization                                              (933,589)          (286,549)
          Provision for loss on operating properties
            held for sale                                               (6,909,625)                 -
          Gain on sale of operating properties                              18,310                  -
          Minority interest of exchangeable
            partnership units                                           (1,185,494)        (1,338,511)
                                                                   ---------------- ------------------

             Net income                                         $       38,436,986         38,685,546
                                                                   ================ ==================

                                                                         June 30,        December 31,
       Assets (in thousands):                                              2000              1999
       ----------------------                                              ----              ----
         Retail segment                                         $        2,522,908          2,463,808
         Service operations segment                                        179,397            117,106
         Cash and other assets                                              59,670             74,022
                                                                   ---------------- ------------------
           Total assets                                         $        2,761,975          2,654,936
                                                                   ================ ==================

                                   REGENCY REALTY CORPORATION

                           Notes to Consolidated Financial Statements

                                          June 30, 2000

                                           (unaudited)

5.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at June 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                             2000            1999
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        337,090         382,715
                    Variable rate mortgage loans                                31,087          11,376
                    Fixed rate unsecured loans                                 370,457         370,696
                                                                         -------------- ---------------
                          Total notes payable                                  738,634         764,787
                Unsecured line of credit                                       340,000         247,179
                                                                         -------------- ---------------
                         Total                                        $      1,078,634       1,011,966
                                                                         ============== ===============

       During July, 2000, the Company modified the terms of its unsecured line of credit (the "Line") by reducing the commitment to $625 million. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a 1% spread (7.6875% at June 30, 2000), and is dependent on the Company maintaining its investment grade rating. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of June 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):


                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                  -------------- --------------- ---------------

              2000                                      $          2,876          57,004          59,880
              2001                                                 5,621          68,063          73,684
              2002 (includes the Line)                             4,943         384,098         389,041
              2003                                                 4,933          13,303          18,236
              2004                                                 5,327         199,882         205,209
              Beyond 5 Years                                      36,888         284,912         321,800
              Net unamortized debt premiums                            -          10,784          10,784
                                                           -------------- --------------- ---------------
                   Total                                $         60,588       1,018,046       1,078,634
                                                           ============== =============== ===============


                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (unaudited)

  5.   Notes Payable and Unsecured Line of Credit (continued)

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $15.0 million at June 30, 2000, and the Company's proportionate share of these loans was $6.2 million.

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

6.     Stockholders' Equity and Minority Interest

       On May 25, 2000, the Company through RCLP issued $70 million of 8.75% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 700,000 Series E Preferred Units for $100.00 per unit. The Series E Preferred Units, which may be called by the Partnership at par on or after May 25, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after May 25, 2010, the Series E Preferred Units may be exchanged for shares of 8.75% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") of the Company at an exchange rate of one share of Series E Preferred Stock for one Series E Preferred Unit. The Series E Preferred Units and Series E Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

       During 1999, the Board of Directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At June 30, 2000, the Company had completed the program by purchasing
       3.25 million shares.

                                REGENCY REALTY CORPORATION

                         Notes to Consolidated Financial Statements

                                          June 30, 2000

                                           (unaudited)

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended, June 30, 2000 and 1999, respectively (in thousands except per share data):


                                                                                     2000           1999
                                                                                     ----           ----
       Basic Earnings Per Share (EPS) Calculation:

       Weighted average common shares outstanding                                      56,678         58,987
                                                                                 ============== ==============

       Net income for common stockholders                                     $        15,418         24,330

       Less: dividends paid on Class B common stock                                         -           (235)
                                                                                 -------------- --------------

       Net income for Basic EPS                                               $        15,418         24,095
                                                                                 ============== ==============

       Basic EPS                                                              $          0.27           0.41
                                                                                 ============== ==============

       Diluted Earnings Per Share (EPS) Calculation

       Weighted average shares outstanding for Basic EPS                               56,678         58,987

       Exchangeable operating partnership units                                         1,918          2,142

       Incremental shares to be issued under common stock
          options using the Treasury Method                                                32              6
                                                                                 -------------- --------------
       Total diluted shares                                                            58,628         61,135
                                                                                 ============== ==============

       Net income for Basic EPS                                               $        15,418         24,095

       Add: minority interest of exchangeable partnership units                           497            760
                                                                                 -------------  --------------

       Net income for Diluted EPS                                             $        15,915         24,855
                                                                                 ============== ==============

       Diluted EPS                                                            $          0.27           0.41
                                                                                 ============== ==============

         The Preferred Series 1 and Series 2 stock are not included in the above calculation because their effects are anti-dilutive.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

7.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the six month periods ended, June 30, 2000 and 1999, respectively (in thousands except per share data):

                                                                                     2000           1999
                                                                                     ----           ----
       Basic Earnings Per Share (EPS) Calculation:

       Weighted average common shares outstanding                                       56,595         47,824
                                                                                 ============== ==============

       Net income for common stockholders                                     $         37,038         37,786

       Less: dividends paid on Class B common stock                                          -         (1,410)
                                                                                 -------------- --------------

       Net income for Basic EPS                                               $         37,038         36,376
                                                                                 ============== ==============

       Basic EPS                                                              $           0.65           0.76
                                                                                 ============== ==============
       Diluted Earnings Per Share (EPS) Calculation

       Weighted average shares outstanding for Basic EPS                                56,595         47,824

       Exchangeable operating partnership units                                          1,997          1,924

       Incremental shares to be issued under common stock
          options using the Treasury Method                                                 16              3
                                                                                 -------------- --------------
       Total diluted shares                                                             58,608         49,751
                                                                                 ============== ==============

       Net income for Basic EPS                                               $         37,038         36,376

       Add: minority interest of exchangeable partnership units                          1,186          1,339
                                                                                 -------------- --------------

       Net income for Diluted EPS                                             $         38,224         37,715
                                                                                 ============== ==============

       Diluted  EPS                                                           $           0.65           0.76
                                                                                 ============== ==============

         The Preferred Series 1 and Series 2 stock are not included in the above calculation because their effects are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated   Financial   Statements   and  Notes  thereto  of  Regency  Realty
Corporation ("Regency" or "Company") appearing elsewhere within.

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 222 properties included in the Company's portfolio at June 30, 2000, 204 properties were owned either fee simple or through partnership interests by RCLP. At June 30, 2000, the Company had an investment in real estate of approximately $2.8 billion of which $2.6 billion was owned by RCLP.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill retail shopping centers. The Company's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                      June 30, 2000                              December 31, 1999
         Location    # Properties         GLA          % Leased *   # Properties      GLA        % Leased *
         --------   ------------       ---------      ----------   ------------  -----------     ----------

   Florida              50              6,181,248        93.5%            48       5,909,534       91.7%
   California           35              4,036,765        98.0%            36       3,858,628       98.2%
   Texas                29              3,886,594        94.3%            29       3,849,549       94.2%
   Georgia              27              2,729,172        96.7%            27       2,716,763       92.3%
   Ohio                 12              1,706,522        97.1%            13       1,822,854       94.0%
   North Carolina       13              1,303,095        98.1%            12       1,241,639       97.9%
   Washington            9              1,097,542        99.0%             9       1,066,962       98.1%
   Colorado             10                897,788        98.4%            10         903,502       98.0%
   Oregon                7                671,220        93.4%             7         616,070       94.2%
   Alabama               5                516,061        98.4%             5         516,061       99.5%
   Arizona               5                419,924        98.6%             2         326,984       99.7%
   Kentucky              2                305,307        90.4%             2         305,307       91.8%
   Virginia              3                297,964        95.1%             2         197,324       96.1%
   Tennessee             3                271,697       100.0%             3         271,697       98.9%
   Michigan              3                251,200        94.7%             3         250,655       98.7%
   Delaware              1                232,754        95.4%             1         232,754       96.3%
   Mississippi           2                185,061        99.0%             2         185,061       96.6%
   Illinois              1                178,600        86.4%             1         178,600       85.9%
   South Carolina        2                162,056        97.0%             2         162,056       98.8%
   Wyoming               1                 87,925           -              1          75,000          -
   Missouri              1                 82,498        95.8%             1          82,498       95.8%
   New Jersey            1                 80,867           -              -               -          -
                   -----------        ------------  -------------   ----------   -----------   ----------
       Total           222             25,581,860        95.8%           216      24,769,498       95.0%
                   ===========        ============  =============   ==========   ===========   ==========

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

The following table summarizes the four largest grocery tenants occupying the Company's shopping centers at June 30, 2000:

            Grocery        Number of        % of       % of Annualized   Avg Remaining
            Anchor         Stores *      Total GLA       Base Rent        Lease Term
          ----------    -------------   -----------     --------------  --------------

          Kroger              54             12.3%         10.9%            16 yrs
          Publix              40              7.0%          4.9%            12 yrs
          Safeway             29              5.5%          4.9%            12 yrs
          Winn Dixie          16              3.0%          2.1%            11 yrs


         *  Includes grocery owned stores

Winn Dixie announced the closing of a number of its stores related to its corporate restructuring. Winn Dixie notified the Company that currently, only one store that is located in a Regency shopping center will be closed. This shopping center is currently under contract for sale and is recorded on the balance sheet as operating properties held for sale.

Periodically, the Company identifies operating shopping centers that no longer meet its long-term investment standards. Once identified, these properties are segregated on the balance sheet as operating properties held for sale, and are carried at the lower of cost or fair value less estimated selling costs.

Acquisition and Development of Shopping Centers

The Company has implemented a growth strategy dedicated to developing high-quality shopping centers and build to suit properties. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and leaseup and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At June 30, 2000, the Company had 54 projects under construction or undergoing major renovations, which when complete will represent an investment of $484.1 million. Total cost necessary to complete these developments is estimated to be $159.9 million and will be expended through 2001. These developments are approximately 69% complete and 76% leased. Of the developments currently in process, 25 projects were started during 2000, which when complete will represent an investment of $160 million, and currently have an estimated cost to complete of $92.6 million.

On June 30, 2000, the Company acquired the non-owned portion of nine joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Company and are consolidated for financial reporting purposes.

On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area.

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $86.7 million and $64.2 million for the six months ended June 30, 2000 and 1999, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and tenant improvements on new leases) of $6.6 million during the first six months of both 2000 and 1999. The Company paid scheduled principal payments of $3.3 million and $2.7 million during 2000 and 1999, respectively. The Company paid dividends and distributions of $71.0 million and $45.5 million, during 2000 and 1999, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $143.3 million and $101.2 million, during 2000 and 1999, respectively, primarily for the acquisition and development of shopping centers, and build to suit projects. Net cash provided by financing activities was $40.4 million and $31.9 for the six months ended June 30, 2000 and 1999, respectively.

During 1999, the Board of Directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At June 30, 2000, the Company had completed the program by purchasing 3.25 million shares.

The Company's outstanding debt at June 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                       2000            1999
                                                       ----            ----
     Notes Payable:
         Fixed rate mortgage loans          $        337,090         382,715
         Variable rate mortgage loans                 31,087          11,376
         Fixed rate unsecured loans                  370,457         370,696
                                               -------------- ---------------
               Total notes payable                   738,634         764,787
     Unsecured line of credit                        340,000         247,179
                                               -------------- ---------------
              Total                         $      1,078,634       1,011,966
                                               ============== ===============


During July, 2000, the Company modified the terms of its unsecured line of credit (the "Line") by reducing the commitment to $625 million and extending the term. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus 1% (7.6875% at June 30, 2000), which is dependent on the Company maintaining its investment grade rating. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

On May 25, 2000, the Company issued $70 million of 8.75% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 700,000 Series E Preferred Units for $100.00 per unit. The Series E Preferred Units, which may be called by the Partnership at par on or after May 25, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after May 25, 2010, the Series E Preferred Units may be exchanged for shares of 8.75% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") of the Company at an exchange rate of one share of Series E Preferred Stock for one Series E Preferred Unit. The Series E Preferred Units and Series E Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line. During September 1999, the Company issued similar preferred units in several series in the amount of $210 million with an average fixed distribution rate of 8.94%. At June 30, 2000, the face value of total preferred units issued was $360 million with an average fixed distribution rate of 8.72% vs. $80 million with an average fixed distribution rate of 8.13% at June 30, 1999.

On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

As of June 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal        Term Loan         Total
              Scheduled Payments by Year                     Payments         Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2000                                      $          2,876          57,004          59,880
              2001                                                 5,621          68,063          73,684
              2002 (includes the Line)                             4,943         384,098         389,041
              2003                                                 4,933          13,303          18,236
              2004                                                 5,327         199,882         205,209
              Beyond 5 Years                                      36,888         284,912         321,800
              Net unamortized debt premiums                            -          10,784          10,784
                                                           -------------- --------------- ---------------
                   Total                                $         60,588       1,018,046       1,078,634
                                                           ============== =============== ===============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $15.0 million at June 30, 2000, and the Company's proportionate share of these loans was $6.2 million.

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

The Company intends to continue to acquire and develop shopping centers and expects to meet the related capital requirements from borrowings on the Line. The Company expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those transactions previously completed. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Company's capital resources currently available for liquidity requirements. The Company expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements and costs necessary to complete properties in development.

Results from Operations

Comparison of the six months ended June 30, 2000 to 1999

Revenues increased $36.4 million or 28.0% to $167.5 million in 2000. The increase was due to the Pacific acquisition, revenues from new developments that began operating after June 30, 1999, and from same property growth in rental rates and occupancy increases. Minimum rent increased $26.0 million or 26.5%, and recoveries from tenants increased $8.7 million or 35.7%. At June 30, 2000, the Company was operating or developing 222 shopping centers of which 186 centers were considered stabilized and 95.8% leased. At June 30, 1999, the stabilized properties were 94.9% leased. Rental rates grew by 7.6% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

Service operations revenue includes fees earned as part of the Company's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $3.7 million to $9.4 million in 2000, or 65%. The increase was primarily due to a $5.6 million increase in development related profits and fees, offset by a $1.9 million reduction in property management fees.

Operating expenses increased $14.8 million or 24.6% to $75.0 million in 2000. Combined operating and maintenance, and real estate taxes increased $8.3 million or 28.6% during 2000 to $37.4 million. The increase was due to the Pacific acquisition, and expenses incurred by new developments that began operating after June 30, 1999, and general increases in costs on the stabilized properties. General and administrative expenses were $8.3 million during 2000 vs. $8.8 million in 1999 or 5.7% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $6.6 million during 2000 or 30.3% primarily due to the Pacific acquisition and developments that began operating after June 30, 1999.

In June 2000, the Company identified six operating properties that do not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets. In July 2000, the Company entered into a rescindable contract, and reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs. The reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000. Under the terms of the contract, the sale is expected to be completed during the fourth quarter 2000.

Interest expense increased to $33.9 million in 2000 from $28.0 million in 1999 or 21.1%. The increase was due to higher Libor rates, higher average balances on the Line, the assumption of $402.6 million of debt of Pacific, the financing cost of new developments that began operating after June 30, 1999, and the higher fixed interest rate of the $250 million debt offering completed in April, 1999. Weighted average interest rates increased approximately 1% during 2000.

Preferred unit distributions increased $10.0 million to $13.3 million during 2000 as a result of the preferred units issued in September 1999 and May 2000. Weighted average fixed rates of the preferred units were 8.72% at June 30, 2000 vs. 8.13% at June 30, 1999.

Net income for common stockholders was $37.0 million in 2000 vs. $37.8 million in 1999, a $747,000 or 2% decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per share in 2000 was $.65 vs. $.76 in 1999, a result of the decline in net income and the increased weighted average shares in 2000 issued in 1999 in connection with the acquisition of Pacific.

Comparison of the three months ended June 30, 2000 to 1999

Revenues increased $6.6 million or 8% to $86.3 million in 2000. Minimum rent increased $3.8 million or 6%, and recoveries from tenants increased $1.3 million or 8.8%. The increase was due to revenues from new developments that began operating after June 30, 1999, and from same property growth in rental rates and occupancy increases as described in the six month comparison.

Service operations revenue includes fees earned as part of the Company's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $3.3 million to $7.1 million in 2000, or 85%. The increase was primarily due to a $3.7 million increase in development related profits and fees, offset by a $.4 million reduction in property management fees.

Operating expenses increased $2.9 million or 8% to $38.2 million in 2000. Combined operating and maintenance, and real estate taxes increased $1.5 million or 8.8% during 2000 to $18.9 million. The increase was due primarily to expenses incurred by new developments that began operating after June 30, 1999 and general increases in operating costs on the stabilized properties. General and administrative expenses were $3.8 million in 2000 vs. $5.1 million or 27% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $2.3 million during 2000 or 18% primarily related to developments that began operating after June 30, 1999.

In June 2000, the Company identified six operating properties that do not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets. In July 2000, the Company entered into a rescindable contract, and reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs. The reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000.

Interest expense increased to $18.2 million in 2000 from $17.2 million in 1999 or 6.0%. The increase was due to higher Libor rates, higher average balances on the Line, and the financing cost of new developments that began operating after June 30, 1999. Weighted average interest rates increased approximately 1% during 2000.

Preferred unit distributions increased $5.3 million to $6.9 million during 2000 as a result of the preferred units issued in September 1999 and May 2000. Weighted average fixed rates of the preferred units were 8.72% at June 30, 2000 vs. 8.13% at June 30, 1999.

Net income for common stockholders was $15.4 million in 2000 vs. $24.3 million in 1999, an $8.9 million decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per share in 2000 was $.27 vs. $.41 in 1999, a result of the decline in net income.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has not been party to any market risk sensitive instruments during the reporting period ending June 30, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

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

Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting for Regency Realty Corporation was held on May 3, 2000 for the following purpose:

                 To elect four Class I Directors, to serve terms expiring at the annual meeting of shareholders to be held in 2003, and until their successors have been elected and qualified.

                 To transact such other business as may properly come before the meeting or any adjournment thereof.

              All items were approved with total  outstanding  votes received of
              51.3 million shares of the 58.0 million common and preferred shares authorized to vote. 99% of the represented shares voted for Proposal I, no shares voted against the proposal and 1% abstained.

Item 6 Exhibits and Reports on Form 8-K:

(a)       Exhibits


3 Restated Articles of Incorporation of Regency Realty Corporation as amended to date.
10.       Material Contracts

                 None

27.       Financial Data Schedule

(b)       Reports on Form 8-K
          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  August 10, 2000                      REGENCY REALTY CORPORATION



                                         By:       /s/  J. Christian Leavitt
                                                   -------------------------
                                                   Senior Vice President,
                                                   and Chief Accounting Officer