Form 10-Q
period 2000-09-30
REGENCY REALTY CORP
filed 2000-11-07
CIK 910606

United States

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X] For the quarterly period ended September 30, 2000

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

As of November 6, 2000, there were 56,928,870 shares outstanding of the Registrant's common stock.

Part I
Item 1. Financial Statements
                                           REGENCY REALTY CORPORATION
                                         Consolidated Balance Sheets
                                    September 30, 2000 and December 31, 1999
                                                (unaudited)

                                                                                      2000                   1999
                                                                                      ----                   ----

Assets
Real estate investments:
    Land                                                                       $    585,041,902            567,673,872
    Buildings and improvements                                                    1,865,609,460          1,834,279,432
                                                                                 ---------------        ---------------
                                                                                  2,450,651,362          2,401,953,304
    Less:  accumulated depreciation                                                 137,085,242            104,467,176
                                                                                 ---------------        ---------------
                                                                                  2,313,566,120          2,297,486,128
    Properties in development                                                       258,683,760            167,300,893
    Operating properties held for sale                                              124,098,255                      -
    Investments in real estate partnerships                                          66,159,432             66,938,784
                                                                                 ---------------        ---------------
         Net real estate investments                                              2,762,507,567          2,531,725,805

Cash and cash equivalents                                                            36,870,913             54,117,443
Notes receivable                                                                     37,962,720             15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $3,257,390 and $1,883,547 at September 30, 2000 and
    December 31, 1999                                                                29,672,141             33,515,040
Deferred costs, less accumulated amortization of $12,285,823 and
    $8,802,559 at September 30, 2000 and December 31, 1999                           18,340,711             12,530,546
Other assets                                                                          7,710,185              7,374,019
                                                                                 ---------------        ---------------
                                                                               $  2,893,064,237          2,654,935,978
                                                                                 ===============        ===============
Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                                   894,733,544            764,787,207
    Unsecured line of credit                                                        305,000,000            247,179,310
    Accounts payable and other liabilities                                           39,887,575             48,886,111
    Tenants' security and escrow deposits                                             8,413,577              7,952,707
                                                                                 ---------------        ---------------
         Total liabilities                                                        1,248,034,696          1,068,805,335
                                                                                 ---------------        ---------------

Preferred units                                                                     375,438,252            283,816,274
Exchangeable operating partnership units                                             35,125,451             44,589,873
Limited partners' interest in consolidated partnerships                               6,514,687             10,475,321
                                                                                 ---------------        ---------------
         Total minority interest                                                    417,078,390            338,881,468
                                                                                 ---------------        ---------------
Stockholders' equity:
    Cumulative convertible preferred stock  Series 1 and paid in capital $.01 par value per share: 542,532 shares authorized; 537,107  issued and outstanding at September 30, 2000 and December 31, 1999, respectively;
       liquidation preference $20.83 per share                                       12,528,032             12,528,032
    Cumulative convertible preferred stock  Series 2 and paid in capital $.01 par value per share: 1,502,532 shares authorized;  950,400 shares issued and outstanding at September 30, 2000 and December 31, 1999,
       respectively liquidation preference $20.83 per share                          22,168,080             22,168,080
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 60,198,129 and 59,639,536 shares issued
       at September 30, 2000 and December 31, 1999                                      601,981                596,395
    Treasury stock; 3,284,947 and 2,715,851 shares held at September 30, 2000
       and December 31, 1999, at cost                                               (65,864,705)           (54,536,612)
    Additonal paid in capital                                                     1,316,651,553          1,304,257,610
    Distributions in excess of net income                                           (47,298,641)           (26,779,538)
    Stock loans                                                                     (10,835,149)           (10,984,792)
                                                                                 ---------------        ---------------
         Total stockholders' equity                                               1,227,951,151          1,247,249,175
                                                                                 ---------------        ---------------
         Commitments and contingencies

                                                                               $  2,893,064,237          2,654,935,978
                                                                                 ===============        ===============

See accompanying notes to consolidated financial statements

                                     REGENCY REALTY CORPORATION
                                Consolidated Statements of Operations
                         For the Three Months ended September 30, 2000 and 1999
                                             (unaudited)



                                                                                      2000                   1999
                                                                                      ----                   ----
Revenues:
    Minimum rent                                                               $     65,487,039             59,410,015
    Percentage rent                                                                     325,785                291,303
    Recoveries from tenants                                                          17,999,790             14,664,162
    Service operations revenue                                                        6,021,017              4,014,664
    Equity in income of investments in
       real estate partnerships                                                       2,804,787              1,218,075
                                                                                 ---------------        ---------------
          Total revenues                                                             92,638,418             79,598,219
                                                                                 ---------------        ---------------

Operating expenses:
    Depreciation and amortization                                                    14,776,780             13,112,164
    Operating and maintenance                                                        11,992,681             10,733,732
    General and administrative                                                        4,996,685              4,795,323
    Real estate taxes                                                                 9,004,241              7,835,440
    Other expenses                                                                      830,000                375,000
                                                                                 ---------------        ---------------
          Total operating expenses                                                   41,600,387             36,851,659
                                                                                 ---------------        ---------------
Interest expense (income):
    Interest expense                                                                 18,791,545             15,575,115
    Interest income                                                                  (1,160,925)              (491,730)
                                                                                 ---------------        ---------------
          Net interest expense                                                       17,630,620             15,083,385
                                                                                 ---------------        ---------------

          Income before minority interests                                           33,407,411             27,663,175

Minority interest preferred unit distributions                                       (7,977,919)            (2,334,376)
Minority interest of exchangeable partnership units                                    (662,600)              (769,851)
Minority interest of limited partners                                                  (186,203)                83,702
                                                                                 ---------------        ---------------
           Net income                                                                24,580,689             24,642,650

Preferred stock dividends                                                              (699,459)              (677,165)
                                                                                 ---------------        ---------------
           Net income for common stockholders                                  $     23,881,230             23,965,485
                                                                                 ===============        ===============
           Net income per share:
           Basic                                                               $           0.42                   0.40
                                                                                 ===============        ===============
          Diluted                                                              $           0.42                   0.40
                                                                                 ===============        ===============

See accompanying notes to consolidated financial statements

                                      REGENCY REALTY CORPORATION
                                  Consolidated Statements of Operations
                          For the Nine Months ended September 30, 2000 and 1999
                                            (unaudited)


                                                                                      2000                   1999
                                                                                      ----                   ----

Revenues:
    Minimum rent                                                               $    189,389,963            157,352,236
    Percentage rent                                                                   1,378,246              1,179,302
    Recoveries from tenants                                                          51,081,827             39,042,943
    Service operations revenue                                                       15,387,761              9,755,287
    Equity in income of investments in
       real estate partnerships                                                       2,865,450              3,354,278
                                                                                 ---------------        ---------------
          Total revenues                                                            260,103,247            210,684,046
                                                                                 ---------------        ---------------

Operating expenses:
    Depreciation and amortization                                                    43,163,768             34,893,216
    Operating and maintenance                                                        33,095,724             27,602,063
    General and administrative                                                       13,253,951             13,576,216
    Real estate taxes                                                                25,326,122             20,073,559
    Other expenses                                                                    1,749,715                900,000
                                                                                 ---------------        ---------------
          Total operating expenses                                                  116,589,280             97,045,054
                                                                                 ---------------        ---------------
Interest expense (income):
    Interest expense                                                                 52,681,417             43,567,458
    Interest income                                                                  (2,823,483)            (1,612,733)
                                                                                 ---------------        ---------------
          Net interest expense                                                       49,857,934             41,954,725
                                                                                 ---------------        ---------------

          Income before minority interests, gain and
            provision on real estate investments                                     93,656,033             71,684,267

Gain on sale of operating properties                                                     18,310                      -
Provison for loss on operating properties held for sale                              (6,909,625)                     -
                                                                                 ---------------        ---------------
          Income before minority interests                                           86,764,718             71,684,267

Minority interest preferred unit distributions                                      (21,232,432)            (5,584,378)
Minority interest of exchangeable partnership units                                  (1,848,094)            (2,108,362)
Minority interest of limited partners                                                  (666,517)              (663,331)
                                                                                 ---------------        ---------------
           Net income                                                                63,017,675             63,328,196

Preferred stock dividends                                                            (2,098,377)            (1,577,165)
                                                                                 ---------------        ---------------
           Net income for common stockholders                                  $     60,919,298             61,751,031
                                                                                 ===============        ===============
          Net income per share:
          Basic                                                                $           1.07                   1.16
                                                                                 ===============        ===============
          Diluted                                                              $           1.07                   1.16
                                                                                 ===============        ===============


See accompanying notes to consolidated financial statements

                                        REGENCY REALTY CORPORATION
                                 Consolidated Statement of Stockholders' Equity
                                   For the Nine Months ended September 30, 2000
                                                (unaudited)


                                                   Series 1            Series 2           Common          Treasury
                                                Preferred Stock     Preferred Stock        Stock            Stock
                                                ---------------    ----------------    -------------   ---------------
Balance at
     December 31, 1999                        $    12,528,032         22,168,080        596,395        (54,536,612)
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                                    -                  -          1,606                  -
Common stock cancelled
     under stock loans                                      -                  -              5           (239,674)
Common stock issued for
     partnership units redeemed                             -                  -          3,940                  -
Common stock issued to
     acquire real estate                                    -                  -             35                  -
Reallocation of minority interest                           -                  -              -                  -
Repurchase of common stock                                  -                  -              -        (11,088,419)
Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                                    -                  -              -                  -
Net income                                                  -                  -              -                  -
                                                 --------------    --------------   ------------     --------------
Balance at
     September  30, 2000                      $    12,528,032         22,168,080        601,981        (65,864,705)
                                                 ==============    ==============   ============     ==============





See accompanying notes to consolidated financial statements.

                                             REGENCY REALTY CORPORATION
                                 Consolidated Statement of Stockholders' Equity
                                   For the Nine Months ended September 30, 2000
                                                 (unaudited)



                                                    Additional       Distributions                                    Total
                                                     Paid In         in exess of                 Stock             Stockholders'
                                                     Capital           Net Income                Loans                Equity
                                                ----------------   ---------------            -----------        ---------------
Balance at
     December 31, 1999                            1,304,257,610       (26,779,538)            (10,984,792)       1,247,249,175
Common stock issued as
     compensation or purchased by
     directors or officers, or issued
     under stock options                              3,665,194                 -                       -            3,666,800
Common stock cancelled
     under stock loans                                  (55,829)                -                  149,643            (145,855)
Common stock issued for
     partnership units redeemed                       9,270,937                 -                        -           9,274,877
Common stock issued to
     acquire real estate                                 88,889                 -                        -              88,924
Reallocation of minority interest                      (575,248)                -                        -            (575,248)
Repurchase of common stock                                    -                 -                        -         (11,088,419)
Cash dividends declared:
     Common stock ($.48 per share)
     and preferred stock                                      -       (83,536,778)                       -         (83,536,778)
Net income                                                    -        63,017,675                        -          63,017,675
                                                   --------------   --------------           --------------      ---------------
Balance at
     September  30, 2000                             1,316,651,553    (47,298,641)             (10,835,149)      1,227,951,151
                                                  ================  ==============           ==============      ===============


See accompanying notes to consolidated financial statements.

                                      REGENCY REALTY CORPORATION
                                  Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30, 2000 and 1999
                                              (unaudited)


                                                                                        2000                    1999
                                                                                       ------                  ------
Cash flows from operating activities:

    Net income                                                                   $      63,017,675             63,328,196
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                 43,163,768             34,893,216
          Deferred financing cost and debt premium amortization                            554,273                347,204
          Stock based compensation                                                       3,592,406              1,921,831
          Minority interest preferred unit distribution                                 21,232,432              5,584,378
          Minority interest of exchangeable partnership units                            1,848,094              2,108,362
          Minority interest of limited partners                                            666,517                663,331
          Equity in income of investments in real estate partnerships                   (2,865,450)            (3,354,278)
          Gain on sale of operating properties                                             (18,310)                     -
          Provision for loss on operating properties held for sale                       6,909,625                      -
          Changes in assets and liabilities:
              Tenant receivables                                                         5,549,265             (9,368,533)
              Deferred costs                                                            (5,385,197)            (3,378,467)
              Other assets                                                              (1,448,389)             1,439,804
              Tenants' security and escrow deposits                                        313,158                711,577
              Accounts payable and other liabilities                                    (9,448,374)             5,347,438
                                                                                   ----------------        ---------------
                 Net cash provided by operating activities                             127,681,493            100,244,059
                                                                                   ----------------        ---------------

Cash flows from investing activities:

     Acquisition and development of real estate, net                                  (238,488,759)          (145,301,370)
     Acquisition of Pacific, net of cash acquired                                                -             (9,046,230)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                               (1,402,371)                     -
     Investment in real estate partnerships                                            (49,515,795)           (23,714,109)
     Capital improvements                                                              (12,920,698)           (10,894,912)
     Proceeds from sale of operating properties                                          7,491,870                      -
     Repayment of notes receivable                                                      15,673,125                      -
     Distributions received from investments in real estate partnerships                         -                704,474
                                                                                   ----------------        ---------------
                 Net cash used in investing activities                                (279,162,628)          (188,252,147)
                                                                                   ----------------        ---------------

Cash flows from financing activities:

     Net proceeds from common stock issuance                                                22,476                105,809
     Repurchase of common stock                                                        (11,088,419)                     -
     Purchase of limited partner's interest  in consolidated partnership                (2,527,264)                     -
     Redemption of partnership units                                                    (1,396,946)            (1,377,523)
     Net distributions to limited partners in consolidated partnerships                 (2,099,886)              (940,763)
     Distributions to exchangeable partnership unit holders                             (2,847,960)            (2,576,197)
     Distributions to preferred unit holders                                           (21,232,432)            (5,584,378)
     Dividends paid to common stockholders                                             (81,438,401)           (67,978,066)
     Dividends paid to preferred stockholders                                           (2,098,377)            (1,352,165)
     Net proceeds from fixed rate unsecured notes                                      149,728,500            249,845,300
     Net proceeds from issuance of preferred units                                      91,621,978            205,250,000
     Proceeds (repayment) of unsecured line of credit, net                              57,820,690           (245,051,875)
     Proceeds from mortgage loans                                                        8,118,953              2,555,836
     Repayment of mortgage loans                                                       (40,881,096)           (32,536,707)
     Scheduled principal payments                                                       (4,785,445)            (4,339,228)
     Deferred financing costs                                                           (2,681,766)            (4,346,828)
                                                                                   ----------------        ---------------
                 Net cash provided by financing activities                             134,234,605             91,673,215
                                                                                   ----------------        ---------------

                 Net (decrease) increase in cash and cash equivalents                  (17,246,530)             3,665,127

Cash and cash equivalents at beginning of period                                        54,117,443             19,919,693
                                                                                   ----------------        ---------------

Cash and cash equivalents at end of period                                       $      36,870,913             23,584,820
                                                                                   ================        ===============

                                      REGENCY REALTY CORPORATION
                                  Consolidated Statements of Cash Flows
                           For the nine Months Ended September 30, 2000 and 1999
                                              (unaudited)
                                               continued

                                                                                        2000                    1999
                                                                                       ------                  ------

Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
   $8,873,000 and $7,485,000  in 2000 and 1999, respectively)                  $        59,643,181             43,333,640
                                                                                   ================        ===============

Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of Pacific and real estate          $        19,947,565            402,582,015
                                                                                   ================        ===============

Exchangeable operating partnership units and common stock issued
  for investments in real estate partnerships                                  $           329,948              1,949,020
                                                                                   ================        ===============

Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                 $         1,287,111                      -
                                                                                   ================        ===============

Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                 $           103,885            771,351,617
                                                                                   ================        ===============

Other liabilities assumed to acquire Pacific                                   $                 -             13,897,643
                                                                                   ================        ===============

Notes receivable taken in connection with sales of development properties      $        37,962,720                      -
                                                                                   ================        ===============






See accompanying notes to consolidated financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Realty Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common partnership units ("Units") of Regency Centers, L.P., ("RCLP" or the "Partnership") and partnership interests ranging from 51% to 55% in two majority owned real estate partnerships (the "Majority Partnerships"). The equity interests of third parties held in RCLP and the Majority Partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interests in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993.

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

       (b)     Investments in Real Estate Partnerships

              The Company  accounts  for all  investments  in which it owns less
              than 50% and does not have controlling  financial interest   using
              the equity method.

       (c)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

2.      Acquisition and Development of Shopping Centers

       On August 3, 2000, the Company acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by the Company. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in the Company's financial statements.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                 (unaudited)

2.      Acquisition and Development of Shopping Centers (continued)

       On June 30, 2000 the Company acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Company and are consolidated for financial reporting purposes.

       On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. The operating results of Pacific are included in the Company's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common shares, and common equivalent shares outstanding issued to acquire the properties. Pro forma revenues would have been $233.0 million as of September 30, 1999. Pro forma net income for common stockholders would have been $68.2 million as of September 30, 1999. Pro forma basic net income per share and pro forma diluted net income per share would have been $1.14 and $1.14, respectively, as of September 30, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

3.     Operating Properties Held for Sale

       Operating properties held for sale include properties that no longer fit the Company's long-term investment strategies and properties acquired or developed with the intent to sell. These properties are carried at the lower of cost or fair value less the estimated cost to sell. Depreciation and amortization are suspended during the period held for sale. During the second quarter, the Company recorded a provision for loss on operating properties held for sale of $6.9 million.

4.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the nine month periods ended September 30, 2000 and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)

4.     Segments (continued)

                                                                        2000              1999
                                                                        ----              ----

       Revenues:
         Retail segment                                         $      244,715,486        200,928,759
         Service operations segment                                     15,387,761          9,755,287
                                                                   ---------------- ------------------
            Total revenues                                      $      260,103,247        210,684,046
                                                                   ================ ==================

       Funds from Operations:
        Retail segment net operating income                     $      186,311,950        153,253,137
        Service operations segment income                               15,387,761          9,755,287
        Adjustments to calculate diluted FFO:
          Interest expense                                             (52,681,417)       (43,567,458)
          Interest income                                                2,823,483          1,612,733
          General and administrative and other                         (15,003,666)       (14,476,216)
          Non-real estate depreciation                                    (970,908)          (661,600)
          Minority interest of limited partners                           (666,517)          (663,331)
          Minority interest in depreciation
            and amortization                                              (411,774)          (433,578)
          Share of joint venture depreciation
            and amortization                                             1,102,167            461,768
          Distributions on preferred units                             (21,232,432)        (5,584,378)
                                                                   ---------------- ------------------
             Funds from Operations - diluted                           114,658,647         99,696,364
                                                                   ---------------- ------------------

        Reconciliation to net income for common stockholders:
          Real estate related depreciation
            and amortization                                           (42,211,170)       (34,231,616)
          Minority interest in depreciation
            and amortization                                               411,774            433,578
          Share of joint venture depreciation
            and amortization                                            (1,102,167)          (461,768)
          Provision for loss on operating properties
            held for sale                                               (6,909,625)                 -
          Gain on sale of operating properties                              18,310                  -
          Minority interest of exchangeable
            partnership units                                           (1,848,094)        (2,108,362)
                                                                   ---------------- ------------------

             Net income                                         $       63,017,675         63,328,196
                                                                   ================ ==================

                                                                      Sept. 30,          December 31,
       Assets (in thousands):                                           2000                 1999
       ----------------------                                           ----                 ----
         Retail segment                                         $        2,483,350          2,463,808
         Service operations segment                                        346,792            117,106
         Cash and other assets                                              62,922             74,022
                                                                   ---------------- ------------------
           Total assets                                         $        2,893,064          2,654,936
                                                                   ================ ==================

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                  (unaudited)

5.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at September 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                             2000            1999
                                                                             ----            ----

                Notes Payable:
                    Fixed rate mortgage loans                         $        342,233         382,715
                    Variable rate mortgage loans                                32,438          11,376
                    Fixed rate unsecured loans                                 520,063         370,696
                                                                         -------------- ---------------
                          Total notes payable                                  894,734         764,787
                Unsecured line of credit                                       305,000         247,179
                                                                         -------------- ---------------
                         Total                                        $      1,199,734       1,011,966
                                                                         ============== ===============


On August 29, 2000 the Company, through RCLP, completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the unsecured line of credit (the "Line").

       During July, 2000, the Company modified the terms of its Line by reducing the commitment to $625 million. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a 1% spread (7.625% at September 30, 2000) compared to LIBOR plus a 1.075% spread (6.5125% at September 30, 1999), and is dependent on the Company maintaining its investment grade rating. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

     On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company, through RCLP, issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%, each guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                  (unaudited)

5.     Notes Payable and Unsecured Line of Credit (continued)

       As of September 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                            Scheduled
                                                            Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------
                                                           -------------- --------------- ---------------


              2000                                      $          1,462          56,985          58,447
              2001                                                 5,631          69,445          75,076
              2002 (includes the Line)                             4,955         349,094         354,049
              2003                                                 4,946          13,302          18,248
              2004                                                 5,342         199,890         205,232
              Beyond 5 Years                                      36,604         441,782         478,386
              Net unamortized debt premiums                            -          10,296          10,296
                                                           -------------- --------------- ---------------
                   Total                                $         58,940       1,140,794       1,199,734
                                                           ============== =============== ===============

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.9 million at September 30, 2000, and the Company's proportionate share of these loans was $6.2 million.

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

6.     Stockholders' Equity and Minority Interest

       On September 8, 2000, the Company through RCLP issued $24 million of 8.75% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 240,000 Series F Preferred Units for $100.00 per unit. The Series F Preferred Units, which may be called by the Partnership at par on or after September 8, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 8, 2010, the Series F Preferred Units may be exchanged for shares of 8.75% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") of the Company at an exchange rate of one share of Series F Preferred Stock for one Series F Preferred Unit. The Series F Preferred Units and Series F Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                  (unaudited)

6.     Stockholders' Equity and Minority Interest (continued)

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

       During 1999, the Board of Directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000 the Company had completed the program by purchasing
       3.25 million shares.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                 (unaudited)

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended, September 30, 2000 and 1999, respectively (in thousands except per share data):

                                                                                     2000           1999
                                                                                     ----           ----

       Basic Earnings Per Share (EPS) Calculation:

       Weighted average common shares outstanding                                       56,895         59,572
                                                                                 ============== ==============
       Net income for Basic EPS                                               $         23,881         23,965
                                                                                 ============== ==============

       Basic EPS                                                              $           0.42           0.40
                                                                                 ============== ==============
       Diluted Earnings Per Share (EPS) Calculation

       Weighted average shares outstanding for Basic                                    56,895         59,572
           EPS

       Exchangeable operating partnership units                                          1,685          2,085

       Incremental shares to be issued under common stock
          options using the Treasury Method                                                103              5
                                                                                 -------------- --------------
       Total diluted shares                                                             58,683         61,662
                                                                                 ============== ==============

       Net income for Basic EPS                                               $         23,881         23,965

       Add: minority interest of exchangeable partnership units                            663            770
                                                                                 -------------- --------------

       Net income for Diluted EPS                                             $         24,544         24,735
                                                                                 ============== ==============

       Diluted EPS                                                            $           0.42           0.40
                                                                                 ============== ==============

         The Preferred Series 1 and Series 2 stock are not included in the above calculation because their effects are anti-dilutive.

                           REGENCY REALTY CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)

7.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the nine month periods ended, September 30, 2000 and 1999, respectively (in thousands except per share data):

                                                                                     2000           1999
                                                                                     ----           ----
       Basic Earnings Per Share (EPS) Calculation:

       Weighted average common shares outstanding                                       56,697         51,796
                                                                                 ============== ==============

       Net income for common stockholders                                     $         60,919         61,751

       Less: dividends paid on Class B common stock                                          -        (1,410)
                                                                                 -------------- --------------

       Net income for Basic EPS                                               $         60,919         60,341
                                                                                 ============== ==============

       Basic EPS                                                              $           1.07           1.16
                                                                                 ============== ==============

       Diluted Earnings Per Share (EPS) Calculation

       Weighted average shares outstanding for Basic                                    56,697         51,796
           EPS

       Exchangeable operating partnership units                                          1,909          1,979

       Incremental shares to be issued under common stock
          options using the Treasury Method                                                 45              4
                                                                                 -------------- --------------
       Total diluted shares                                                             58,651         53,779
                                                                                 ============== ==============

       Net income for Basic EPS                                               $         60,919         60,341

       Add: minority interest of exchangeable partnership units                          1,848          2,109
                                                                                 -------------- --------------

       Net income for Diluted EPS                                             $         62,767         62,450
                                                                                 ============== ==============
       Diluted EPS                                                            $           1.07           1.16
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

Organization

The Company is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership, in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 235 properties included in the Company's portfolio at September 30, 2000, 217 properties were owned either fee simple or through partnership interests by RCLP. At September 30, 2000, the Company had an investment in real estate of approximately $2.9 billion of which $2.8 billion was owned by RCLP.

Shopping Center Business

The Company's principal business is owning, operating and developing grocery anchored neighborhood infill retail shopping centers. The Company's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                              September 30, 2000                         December 31, 1999
         Location         # Properties          GLA              % Leased *     # Properties      GLA           % Leased *
         --------         ------------        ---------          ----------     ------------  -----------       ----------

   Florida                   52                 6,268,882           92.8%           48       5,909,534          91.7%
   California                38                 4,661,349           97.9%           36       3,858,628          98.2%
   Texas                     32                 4,089,891           94.3%           29       3,849,549          94.2%
   Georgia                   27                 2,729,150           95.0%           27       2,716,763          92.3%
   Ohio                      12                 1,706,295           97.4%           13       1,822,854          94.0%
   North Carolina            13                 1,302,751           98.0%           12       1,241,639          97.9%
   Washington                10                 1,180,009           98.7%            9       1,066,962          98.1%
   Colorado                  10                   897,788           98.7%           10         903,502          98.0%
   Oregon                     8                   738,460           94.3%            7         616,070          94.2%
   Alabama                    5                   516,062           97.9%            5         516,061          99.5%
   Arizona                    6                   454,574           99.6%            2         326,984          99.7%
   Tennessee                  4                   423,326           99.6%            3         271,697          98.9%
   Missouri                   2                   369,045           95.8%            1          82,498          95.8%
   Kentucky                   2                   304,347           90.7%            2         305,307          91.8%
   Virginia                   3                   297,965           95.1%            2         197,324          96.1%
   Michigan                   3                   251,212           94.7%            3         250,655          98.7%
   Delaware                   1                   228,169           98.6%            1         232,754          96.3%
   Mississippi                2                   185,061           97.7%            2         185,061          96.6%
   Illinois                   1                   178,601           86.4%            1         178,600          85.9%
   South Carolina             2                   162,056           98.2%            2         162,056          98.8%
   New Jersey                 1                    88,867              -             -               -             -
   Wyoming                    1                    87,771              -             1          75,000             -
                        --------------     --------------- ---------------- -------------- --------------- -------------
       Total                235                27,121,631           95.6%          216      24,769,498          95.0%
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

The following table summarizes the four largest grocery tenants (based on annualized base rent) occupying the Company's shopping centers at September 30, 2000:

            Grocery Anchor      Number of          % of          % of Annualized     Avg Remaining
                                 Stores *        Total GLA          Base Rent          Lease Term
           ---------------     -----------      ----------      ----------------    --------------

          Kroger                    57            12.3%              11.1%               16 yrs
          Safeway                   41             5.5%               4.9%               12 yrs
          Publix                    41             6.8%               4.8%               13 yrs
          Albertsons                21             2.6%               2.3%               13 yrs

         *  Includes grocery owned stores

Periodically, the Company identifies operating shopping centers that no longer meet its long-term investment standards. Once identified, these properties are segregated on the balance sheet as operating properties held for sale, and are carried at the lower of cost or fair value less estimated selling costs.

Acquisition and Development of Shopping Centers

The Company has implemented a growth strategy dedicated to developing high-quality shopping centers and build to suit properties. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and leaseup and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At September 30, 2000, the Company had 57 projects under construction or undergoing major renovations, which when complete will represent an investment of $598.9 million. Total cost necessary to complete these developments is estimated to be $240.0 million and will be expended through 2001. These developments are approximately 63% complete and 70% leased.

On August 3, 2000, the Company acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by the Company. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in the Company's financial statements.

On June 30, 2000, the Company acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Company and are consolidated for financial reporting purposes.

On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area.

Liquidity and Capital Resources

     Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $127.7 million and $100.2 million for the nine months ended September 30, 2000 and 1999, respectively. The Company incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and tenant improvements on new leases) of $12.9 million and $10.9 million during the first nine months of 2000 and 1999, respectively. The Company paid scheduled principal payments of $4.8 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively. The Company paid dividends and distributions of $107.6 million and $77.5 million, for the nine months ended September 30, 2000 and 1999, respectively, to its share and unit holders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $279.2 million and $188.3 million, during 2000 and 1999, respectively, primarily for the acquisition and development of shopping centers and build to suit projects. Net cash provided by financing activities was $134.2 million and $91.7 for the nine months ended September 30, 2000 and 1999, respectively.

During 1999, the Board of Directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000 the Company had completed the program by purchasing 3.25 million shares.

The Company's outstanding debt at September 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                            2000            1999
                                                            ----            ----
       Notes Payable:
           Fixed rate mortgage loans            $        342,233         382,715
           Variable rate mortgage loans                   32,438          11,376
           Fixed rate unsecured loans                    520,063         370,696
                                                  -------------- ---------------
                 Total notes payable                     894,734         764,787
       Unsecured line of credit                          305,000         247,179
                                                  -------------- ---------------
                Total                           $      1,199,734       1,011,966
                                                  ============== ===============

On September 8, 2000, the Company through RCLP issued $24 million of 8.75% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 240,000 Series F Preferred Units for $100.00 per unit. The Series F Preferred Units, which may be called by the Partnership at par on or after September 8, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 8, 2010, the Series F Preferred Units may be exchanged for shares of 8.75% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") of the Company at an exchange rate of one share of Series F Preferred Stock for one Series F Preferred Unit. The Series F Preferred Units and Series F Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the unsecured line of credit (the "Line").
On August 29, 2000 the Company, through RCLP, completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the unsecured line of credit (the "Line").


During July, 2000, the Company modified the terms of the Line by reducing the commitment to $625 million and extending the term. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus 1% (7.625% at September 30, 2000) compared to LIBOR plus a 1.075% spread (6.5125% at September 30, 1999), which is dependent on the Company maintaining its investment grade rating. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

On May 25, 2000, the Company issued $70 million of 8.75% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 700,000 Series E Preferred Units for $100.00 per unit. The Series E Preferred Units, which may be called by the Partnership at par on or after May 25, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after May 25, 2010, the Series E Preferred Units may be exchanged for shares of 8.75% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") of the Company at an exchange rate of one share of Series E Preferred Stock for one Series E Preferred Unit. The Series E Preferred Units and Series E Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line. During September 1999, the Company issued similar preferred units in several series in the amount of $210.0 million with an average fixed distribution rate of 8.93%. At September 30, 2000, the face value of total preferred units issued was $384.0 million with an average fixed distribution rate of 8.72% vs. $290.0 million with an average fixed distribution rate of 8.71%% at September 30, 1999.

     On April 15, 1999 the Company, through RCLP, completed a $250 million unsecured debt offering in two tranches. The Company, through RCLP, issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%, each guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

As of September 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                  -------------- --------------- ---------------
              2000                                      $          1,462          56,985          58,447
              2001                                                 5,631          69,445          75,076
              2002 (includes the Line)                             4,955         349,094         354,049
              2003                                                 4,946          13,302          18,248
              2004                                                 5,342         199,890         205,232
              Beyond 5 Years                                      36,604         441,782         478,386
              Net unamortized debt premiums                            -          10,296          10,296
                                                           -------------- --------------- ---------------
                   Total                                $         58,940       1,140,794       1,199,734
                                                           ============== =============== ===============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.9 million at September 30, 2000, and the Company's proportionate share of these loans was $6.2 million.

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

Results from Operations

Comparison of the nine months ended September 30, 2000 to 1999

Revenues increased $49.4 million or 23.5% to $260.1 million in 2000. The increase was due to the Pacific acquisition, revenues from new developments that began operating after September 30, 1999, and from same property growth in rental rates and occupancy increases. Minimum rent increased $32.0 million or 20.4%, and recoveries from tenants increased $12.0 million or 30.8%. At September 30, 2000, the Company was operating or developing 235 shopping centers of which 187 centers were considered stabilized and 95.6% leased. At September 30, 1999, the stabilized properties were 95.8% leased. Rental rates grew by 7.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

Service operations revenue includes fees earned as part of the Company's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $5.6 million to $15.4 million in 2000, or 57.7%. The increase was primarily due to a $8.1 million increase in development related profits and fees, offset by a $2.5 million reduction in property management fees.

Operating expenses increased $19.5 million or 20.1% to $116.6 million in 2000. Combined operating and maintenance and real estate taxes increased $10.7 million or 22.5% during 2000 to $58.4 million. The increase was due to the Pacific acquisition, expenses incurred by new developments that began operating after September 30, 1999, and general increases in costs on the stabilized properties. General and administrative expenses were $13.3 million during 2000 vs. $13.6 million in 1999 or 2.4% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $8.3 million during 2000 or 23.7% primarily due to the Pacific acquisition and developments that began operating after September 30, 1999.

         Operating properties held for sale include properties held for investment that no longer fit the Company's long-term investment strategies and properties acquired or developed with the intent to sell. These properties are carried at the lower of cost or fair value less the estimated cost to sell. Depreciation and amortization are suspended during the period held for sale. At June 30, 2000, the Company recorded a provision for loss on operating properties held for sale of $6.9 million.

Interest expense increased to $52.7 million in 2000 from $43.6 million in 1999 or 20.9%. The increase was due to higher LIBOR rates, higher average balances on the Line, the assumption of $402.6 million of debt of Pacific, the financing cost of new developments that began operating after September 30, 1999, and the higher fixed interest rate of the $250 million debt offering completed in April, 1999.

Preferred unit distributions increased $15.6 million to $21.2 million during 2000 as a result of the preferred units issued in 1999 and 2000. Weighted average fixed rates of the preferred units were 8.72% at September 30, 2000 vs. 8.71% at September 30, 1999.

Net income for common stockholders was $60.9 million in 2000 vs. $61.8 million in 1999, a $832,000 or 1.4% decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per share in 2000 was $1.07 vs. $1.16 in 1999, a result of the decline in net income and the increased weighted average shares in 2000 issued in connection with the acquisition of Pacific in 1999.

Comparison of the three months ended September 30, 2000 to 1999

Revenues increased $13.0 million or 16.4% to $92.6 million in 2000. Minimum rent increased $6.1 million or 10.2%, and recoveries from tenants increased $3.3 million or 22.8%. The increase was due to revenues from new developments that began operating after September 30, 1999, and from same property growth in rental rates and occupancy increases as described in the nine month comparison.

Service operations revenue includes fees earned as part of the Company's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $2.0 million to $6.0 million in 2000, or 50.0%. The increase was primarily due to a $2.6 million increase in development related profits and fees, offset by a $600,000 reduction in property management fees.

Operating expenses increased $4.7 million or 12.9% to $41.6 million in 2000. Combined operating and maintenance, and real estate taxes increased $2.4 million or 13.1% during 2000 to $21.0 million. The increase was due primarily to expenses incurred by new developments that began operating after September 30, 1999 and general increases in operating costs on the stabilized properties. General and administrative expenses were $5.0 million in 2000 vs. $4.8 million in 1999 a 4.2% increase. Depreciation and amortization increased $1.7 million during 2000 or 12.7% primarily related to developments that began operating after September 30, 1999.

Interest expense increased to $18.8 million in 2000 from $15.6 million in 1999 or 20.7%. The increase was due to higher LIBOR rates, higher average balances on the Line, and the financing cost of new developments that began operating after September 30, 1999.

Preferred unit distributions increased $5.6 million to $8.0 million during 2000 as a result of the preferred units issued in 1999 and 2000. Weighted average fixed rates of the preferred units were 8.72% at September 30, 2000 vs. 8.71% at September 30, 1999.

Net income for common stockholders was $23.9 million in 2000 vs. $24.0 million in 1999, a $100,000 decrease primarily a result of the reasons as described above. Diluted earnings per share in 2000 was $0.42 vs. $0.40 in 1999, due to the decrease in 2000 of the weighted average number of shares outstanding from the stock repurchase program initiated in the fourth quarter of 1999.

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS 133 will have no impact to the financial statements as the Company has no derivative instruments.

Environmental Matters

The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Company has approximately 39 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has not been party to any market risk sensitive instruments during the reporting period ending September 30, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                   Fair
                                  2000        2001       2002        2003       2004    Thereafter     Total       Value
                                  ----        ----       ----        ----       ----    ----------     -----      -----

  Fixed rate debt                58,413      42,671     49,049      18,248    205,232    478,387      852,000     862,296
  Avg. interest rate for all       7.93%       7.92%      7.86%       7.84%      8.02%      8.19%           -           -
  debt

  Variable rate LIBOR debt           33      32,405    305,000           -          -           -     337,438     337,438
  Avg. interest rate for all debt  7.60%       7.59%         -           -          -           -           -           -


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

Forward Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions, including Pacific; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II


Item 2    Changes in Securities and Use of Proceeds

(c) See the first paragraph of Note 6 to the Consolidated Financial Statements included herein, which is incorporated by reference.

Item 6 Exhibits and Reports on Form 8-K:

(a)       Exhibits

3 Restated Articles of Incorporation of Regency Realty Corporation as amended to date.

10.       Material Contracts

                  Wells Fargo Second Amended and Restated Credit Agreement


27.       Financial Data Schedule

(b)       Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 6, 2000                     REGENCY REALTY CORPORATION



                                             By:       /s/  J. Christian Leavitt
                                                       -------------------------
                                                         Senior Vice President,
                                                    and Chief Accounting Officer