Form 10-Q
period 2001-03-31
REGENCY CENTERS CORP
filed 2001-05-15
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2001

                                      -or-

           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 1-12298

                           REGENCY CENTERS CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                                  59-3191743
       -------                                                  ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                       121 West Forsyth Street, Suite 200
                           Jacksonville, Florida 32202
                           ---------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 356-7000
                                 --------------
              (Registrant's telephone number, including area code)

                                    Unchanged
                                    ---------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                   (Applicable only to Corporate Registrants)
                   ------------------------------------------

As of May 10, 2001, there were 57,488,885 shares outstanding of the Registrant's common stock.

                     Independent Accountants' Review Report




The Shareholders and Board of Directors
Regency Centers Corporation:

We have reviewed the consolidated balance sheet of Regency Centers Corporation as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Regency Centers Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements.



                                  /s/ KPMG LLP
                                    KPMG LLP


Jacksonville, Florida
May 11, 2001

                           REGENCY CENTERS CORPORATION
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (unaudited)


                                                                                 2001                   2000
                                                                                 ----                   ----
Assets Real estate investments:
    Land                                                                  $     573,264,744           564,089,984
    Buildings and improvements                                                1,839,382,266         1,813,554,881
                                                                            ----------------        --------------
                                                                              2,412,647,010         2,377,644,865
    Less:  accumulated depreciation                                             162,622,517           147,053,900
                                                                            ----------------        --------------
                                                                              2,250,024,493         2,230,590,965
    Properties in development                                                   317,614,274           296,632,730
    Operating properties held for sale                                          169,266,551           184,150,762
    Investments in real estate partnerships                                      77,984,292            85,198,279
                                                                            ----------------        --------------
         Net real estate investments                                          2,814,889,610         2,796,572,736

Cash and cash equivalents                                                        52,676,997           100,987,895
Notes receivable                                                                 53,640,640            66,423,893
Tenant receivables, net of allowance for uncollectible accounts of
    $5,165,285 and $4,414,085 at March 31, 2001 and
    December 31, 2000, respectively                                              27,336,927            39,407,777
Deferred costs, less accumulated amortization of $14,502,673 and
    $13,910,018 at March 31, 2001 and December 31, 2000, respectively            25,835,134            21,317,141
Other assets                                                                      7,158,564            10,434,298
                                                                            ----------------        --------------
                                                                          $   2,981,537,872         3,035,143,740
                                                                            ================        ==============

Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                         $   1,051,605,731           841,072,156
    Unsecured line of credit                                                    221,000,000           466,000,000
    Accounts payable and other liabilities                                       65,600,818            75,460,304
    Tenants' security and escrow deposits                                         8,349,916             8,262,885
                                                                            ----------------        --------------
         Total liabilities                                                    1,346,556,465         1,390,795,345
                                                                            ----------------        --------------

Preferred units                                                                 375,403,652           375,407,777
Exchangeable operating partnership units                                         33,443,772            34,899,813
Limited partners' interest in consolidated partnerships                           3,710,614             8,625,839
                                                                            ----------------        --------------
         Total minority interest                                                412,558,038           418,933,429
                                                                            ----------------        --------------

Stockholders' equity:
    Series 2 cumulative convertible preferred stock and paid in capital, $01 par value per share: 1,502,532 shares authorized;
       1,487,507 shares issued and outstanding at March 31, 2001 and
       December 31, 2000; liquidation preference $20.83 per share                34,696,112            34,696,112
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 60,832,086 and 60,234,925 shares issued
       at March 31, 2001 and December 31, 2000; respectively                        608,321               602,349
    Treasury stock; 3,373,315 and 3,336,754 shares held at March 31, 2001
       and December 31, 2000, respectively, at cost                             (67,600,416)          (66,957,282)
    Additonal paid in capital                                                 1,321,223,634         1,317,668,173
    Distributions in excess of net income                                       (57,201,963)          (51,064,870)
    Stock loans                                                                  (9,302,319)           (9,529,516)
                                                                            ----------------        --------------
         Total stockholders' equity                                           1,222,423,369         1,225,414,966
                                                                            ----------------        --------------

Commitments and contingencies
                                                                          $   2,981,537,872         3,035,143,740
                                                                            ================        ==============


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
               For the Three Months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                     2001                     2000
                                                                                     ----                     ----
Revenues:
    Minimum rent                                                              $       66,059,373             61,313,756
    Percentage rent                                                                    1,113,425                659,517
    Recoveries from tenants                                                           19,204,399             16,610,464
    Service operations revenue                                                         5,449,347              2,254,404
    Equity in income of investments in
       real estate partnerships                                                        1,165,199                363,514
                                                                               ------------------        ---------------
          Total revenues                                                              92,991,743             81,201,655
                                                                               ------------------        ---------------

Operating expenses:
    Depreciation and amortization                                                     15,895,916             13,761,765
    Operating and maintenance                                                         12,311,475             10,500,109
    General and administrative                                                         4,315,174              4,496,079
    Real estate taxes                                                                  9,633,633              8,031,672
    Other expenses                                                                     1,379,332                      -
                                                                               ------------------        ---------------
          Total operating expenses                                                    43,535,530             36,789,625
                                                                               ------------------        ---------------

Interest expense (income):
    Interest expense                                                                  19,337,143             15,691,149
    Interest income                                                                   (1,977,301)              (843,000)
                                                                               ------------------        ---------------
          Net interest expense                                                        17,359,842             14,848,149
                                                                               ------------------        ---------------

          Income before minority interests and gain on
           sale of operating properties                                               32,096,371             29,563,881

Gain on sale of operating properties                                                      68,658                      -
                                                                               ------------------        ---------------

          Income before minority interests                                            32,165,029             29,563,881

Minority interest preferred unit distributions                                        (8,368,751)            (6,312,499)
Minority interest of exchangeable partnership units                                     (560,668)              (688,007)
Minority interest of limited partners                                                    (89,786)              (243,433)
                                                                               ------------------        ---------------

           Net income                                                                 23,145,824             22,319,942

Preferred stock dividends                                                               (733,837)              (699,459)
                                                                               ------------------        ---------------

           Net income for common stockholders                                 $       22,411,987             21,620,483
                                                                               ==================        ===============


Net income per share:
          Basic                                                               $             0.39                   0.38
                                                                               ==================        ===============
          Diluted                                                             $             0.39                   0.38
                                                                               ==================        ===============


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (unaudited)


                                                                            Additional    Distributions                  Total
                                  Series 2        Common      Treasury       Paid In       in exess of      Stock      Stockholders'
                                Preferred Stock   Stock        Stock         Capital       Net Income       Loans        Equity
                                --------------- ----------- -----------   --------------  ------------   -----------   -------------

Balance at
  December  31, 2000             $ 34,696,112    602,349    (66,957,282)  1,317,668,173   (51,064,870)   (9,529,516)  1,225,414,966
Common stock issued net, as
  compensation for directors
  or officers, or issued under
  stock options                             -      5,513       (643,134)      2,564,391             -             -       1,926,770
Common stock cancelled
     under stock loans                      -          5              -        (227,202)            -       227,197               -
Common stock issued for
     partnership units exchanged            -        454              -       1,218,272             -             -       1,218,726
Cash dividends declared:
     Common stock ($.50 per share)
     and preferred stock                    -          -              -               -   (29,282,917)            -     (29,282,917)
Net income                                  -          -              -               -    23,145,824             -      23,145,824
                               --------------  -----------  ------------  --------------- -------------  ------------ -------------
Balance at
     March  31, 2001             $ 34,696,112    608,321    (67,600,416)  1,321,223,634   (57,201,963)   (9,302,319)  1,222,423,369
                               ==============  ===========  ============  =============== =============  ============ =============


See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                                                               2001                       2000
                                                                               ----                       ----
Cash flows from operating activities:
    Net income                                                         $        23,145,824                 22,319,942
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                         15,895,916                 13,761,765
          Deferred loan cost and debt premium amortization                         134,890                    208,857
          Stock based compensation                                               1,209,536                  1,042,205
          Minority interest preferred unit distribution                          8,368,751                  6,312,499
          Minority interest of exchangeable partnership units                      560,668                    688,007
          Minority interest of limited partners                                     89,786                    243,433
          Equity in income of investments in real estate partnerships           (1,165,199)                  (363,514)
          Gain on sale of operating properties                                     (68,658)                         -
          Changes in assets and liabilities:
              Tenant receivables                                                11,955,230                  4,886,922
              Deferred leasing costs                                            (1,762,012)                (1,578,385)
              Other assets                                                       2,928,231                   (760,440)
              Tenants' security and escrow deposits                                 26,407                    363,267
              Accounts payable and other liabilities                            (9,130,158)                (7,974,985)
                                                                         ------------------         ------------------
                 Net cash provided by operating activities                      52,189,212                 39,149,573
                                                                         ------------------         ------------------

Cash flows from investing activities:
     Acquisition and development of real estate, net                           (28,960,418)               (40,158,954)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                        1,547,043                          -
     Investment in real estate partnerships                                     (7,151,192)                (2,589,459)
     Capital improvements                                                       (2,771,477)                (3,070,462)
     Repayment of notes receivable                                              14,394,060                          -
     Distributions received from investments in real estate partnerships         4,220,959                          -
                                                                         ------------------         ------------------
                 Net cash used in investing activities                         (18,721,025)               (45,818,875)
                                                                         ------------------         ------------------

Cash flows from financing activities:
     Net (costs) or proceeds from common stock issuance                            (33,236)                    12,222
     Repurchase of common stock                                                          -                (10,634,695)
     Net distributions to limited partners in consolidated partnerships         (5,005,010)                (1,118,720)
     Distributions to exchangeable partnership unit holders                       (797,983)                  (965,807)
     Distributions to preferred unit holders                                    (8,368,751)                (6,312,499)
     Dividends paid to common stockholders                                     (28,549,080)               (27,153,292)
     Dividends paid to preferred stockholders                                     (733,837)                  (699,459)
     Net proceeds from fixed rate unsecured notes                              215,450,373                          -
     Additional costs from issuance of preferred units                              (4,125)                         -
     (Repayment) proceeds of unsecured line of credit, net                    (245,000,000)                28,000,000
     Proceeds from notes payable                                                    32,039                  6,562,987
     Repayment of notes payable                                                 (7,257,743)                (5,678,996)
     Scheduled principal payments                                               (1,485,620)                (1,650,494)
     Deferred loan costs                                                           (26,112)                         -
                                                                         ------------------         ------------------
                 Net cash used in financing activities                         (81,779,085)               (19,638,753)
                                                                         ------------------         ------------------

                 Net decrease in cash and cash equivalents                     (48,310,898)               (26,308,055)

Cash and cash equivalents at beginning of period                               100,987,895                 54,117,443
                                                                         ------------------         ------------------

Cash and cash equivalents at end of period                             $        52,676,997                 27,809,388
                                                                         ==================         ==================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (unaudited)
                                    continued

                                                                               2001                       2000
                                                                               ----                       ----

Supplemental disclosure of cash flow information -
   cash paid for interest (net of capitalized interest
   of approximately $5,210,000 and $2,820,000  in 2001
   and 2000, respectively)                                           $          16,461,634                 13,196,588
                                                                         ==================         ==================


Notes receivable taken in connection with sales of
   development properties                                            $           1,610,807                          -
                                                                         ==================         ==================



See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation


              The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnership (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP" or the "Partnership") and a 50.01% partnership interest in a majority owned real estate partnership (the "Majority Partnership"). Regency invests in retail shopping centers through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units are executed by RCLP. The equity interests of third parties held by RCLP and the Majority Partnership are included in the consolidated financial statements as preferred or exchangeable operating partnership units ("Units") and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

              The financial statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission.

       (b)    Real Estate Investments

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

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


       (b)    Real Estate Investments (continued)

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

       (c)    Reclassifications

              Certain reclassifications have been made to the 2000 amounts to conform to classifications adopted in 2001.

2.     Segments

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

       The Company assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


2.     Segments (continued)

       in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2001 and 2000. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


2.     Segments (continued)

                                                                            2001                2000
                                                                            ----                ----
       Revenues:
       ---------
         Retail segment                                         $         87,542,396           78,947,251
         Service operations segment                                        5,449,347            2,254,404
                                                                   ------------------ --------------------
            Total revenues                                      $         92,991,743           81,201,655
                                                                   ================== ====================

       Funds from Operations:
       ----------------------
         Retail segment net operating income                    $         65,665,946           60,415,470
         Service operations segment income                                 5,449,347            2,254,404

       Adjustments to calculate diluted FFO:
           Interest expense                                              (19,337,143)         (15,691,149)
           Interest income                                                 1,977,301              843,000
           General and administrative and other                           (5,694,506)          (4,496,079)
           Non-real estate depreciation                                     (389,032)            (268,316)
           Minority interest of limited partners                             (89,786)            (243,433)
           Gain on sale of operating properties                              (68,658)                   -
           Minority interest in depreciation
            and amortization                                                       -             (149,881)
           Share of joint venture depreciation
             and amortization                                                134,435              387,583
           Distributions on preferred units                               (8,368,751)          (6,312,499)
                                                                   ------------------ --------------------
             Funds from Operations - diluted                              39,279,153           36,739,100
                                                                   ------------------ --------------------

       Reconciliation to net income for common
         stockholders:
           Real estate related depreciation
            and amortization                                             (15,506,884)         (13,493,449)
           Minority interest in depreciation
            and amortization                                                      -               149,881
           Share of joint venture depreciation
            and amortization                                                (134,435)            (387,583)
           Gain on sale of operating properties                               68,658                    -
           Minority interest of exchangeable
             operating partnership units                                    (560,668)            (688,007)
                                                                   ------------------ --------------------

             Net income                                         $         23,145,824           22,319,942
                                                                   ================== ====================

                                                                           March 31,          December 31,
       Assets (in thousands):                                                2001                 2000
       ----------------------                                                ----                 ----
         Retail segment                                         $          2,475,125            2,454,476
         Service operations segment                                          420,742              447,929
         Cash and other assets                                                85,671              132,739
                                                                   ------------------ --------------------
           Total assets                                         $          2,981,538            3,035,144
                                                                   ================== ====================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



3.     Investments in Real Estate Partnerships

       The Company uses the equity method to account for all investments in which it owns less than 50% and does not have a controlling financial interest. The Company's combined investment in these partnerships was $78.0 million and $85.2 million at March 31, 2001 and December 31, 2000, respectively. Net income is allocated to the Company in accordance with the respective partnership agreements.

       On December 31, 2000, the Company contributed $4.5 million to Columbia Regency Retail Partners, LLC ("Columbia") representing a 10% equity interest. Subsequent to March 31 2001, the Company contributed $24.3 million and increased its ownership to a 20% equity interest.

4.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at March 31, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                                2001            2000
                                                                                ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        268,722         270,491
                    Variable rate mortgage loans                                33,354          40,640
                    Fixed rate unsecured loans                                 749,530         529,941
                                                                         -------------- ---------------
                          Total notes payable                                1,051,606         841,072
                Unsecured line of credit                                       221,000         466,000
                                                                         -------------- ---------------
                         Total                                        $      1,272,606       1,307,072
                                                                         ============== ===============

       Subsequent to March 31, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line during the three months ended March 31, 2001 and 2000 were based on LIBOR plus 1.0% or 6.1875% and 7.125%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On January 22, 2001 the Company, through RCLP, completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


4.     Notes Payable and Unsecured Line of Credit (continued)

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 135 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

       As of March 31, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                Scheduled
                                                Principal      Term Loan         Total
             Scheduled Payments by Year         Payments       Maturities       Payments
             --------------------------      -------------- --------------- ---------------

             2001                            $      4,241        60,322          64,563
             2002                                   4,946        44,092          49,038
             2003                                   4,691        22,866          27,557
             2004 (includes the Line)               5,066       420,905         425,971
             2005                                   3,883       148,040         151,923
             Beyond 5 Years                       182,483       361,752         544,235
             Unamortized debt premiums                  -         9,319           9,319
                                             -------------- --------------- ---------------
                                     Total   $    205,310     1,067,296       1,272,606
                                             ============== =============== ===============


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.2 million at March 31, 2001, and the Company's proportionate share of these loans was $5.8 million.

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable, and the Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. The Company considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Company for debt of the same terms.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


5.     Stockholders' Equity and Minority Interest

       At March 31, 2001, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $290 million with an average fixed distribution rate of 8.71% at March 31, 2000.



       Terms and conditions of the Preferred Units are summarized as follows:

                   Units             Issue            Issuance        Distribution       Callable
   Series         Issued             Price             Amount             Rate          By Company
-------------- -------------     ---------------   ----------------- ---------------- -----------------

  Series A       1,600,000         $   50.00       $    80,000,000       8.125%          06/25/03
  Series B         850,000            100.00            85,000,000       8.750%          09/03/04
  Series C         750,000            100.00            75,000,000       9.000%          09/03/04
  Series D         500,000            100.00            50,000,000       9.125%          09/29/04
  Series E         700,000            100.00            70,000,000       8.750%          05/25/05
  Series F         240,000            100.00            24,000,000       8.750%          09/08/05
               -------------                       -----------------
                 4,640,000                         $   384,000,000
               =============                       =================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2001




6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000 (in thousands except per share data):

                                                                      2001          2000
                                                                 ------------- --------------
       Basic Earnings Per Share (EPS) Calculation:
       -------------------------------------------
       Weighted average common shares
         outstanding                                                 57,205         56,510
                                                                 ============= ==============

       Net income for Basic EPS                               $      22,412         21,620
                                                                 ============= ==============

       Basic EPS                                              $        0.39           0.38
                                                                 ============= ==============

       Diluted Earnings Per Share (EPS) Calculation
       --------------------------------------------
       Weighted average shares outstanding
           for
         Basic EPS                                                   57,205         56,510

       Exchangeable operating partnership units                       1,642          2,076
       Incremental shares to be issued under
         common stock options using the Treasury
         method                                                         165              -
                                                                 ------------- --------------
       Total diluted shares                                          59,012          58,586
                                                                 ============= ==============

       Net income for Basic EPS                               $      22,412         21,620
       Add: minority interest of exchangeable
         operating partnership units                                    561            688
                                                                 ------------- --------------

       Net income for Diluted EPS                             $      22,973         22,308
                                                                 ============= ==============

       Diluted EPS                                            $        0.39           0.38
                                                                 ============= ==============

       The Series 2 preferred stock is not included in the above calculation because the effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere within.


Organization
------------

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

Shopping Center Business
------------------------

         Regency is a national owner, operator and developer of primarily grocery-anchored neighborhood retail shopping centers. Regency's retail properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) are as follows:

                                        March 31, 2001                            December 31, 2000
   Location               # Properties          GLA         % Leased *    # Properties         GLA      % Leased *
                          ------------        ---------     ----------    ------------     -----------  ----------

   Florida                     54             6,552,276       93.0%            55           6,558,734       92.7%
   California                  38             4,710,142       98.6%            39           4,922,329       98.4%
   Texas                       33             4,118,666       93.8%            33           4,125,058       94.2%
   Georgia                     26             2,561,411       94.0%            26           2,553,041       95.2%
   Ohio                        14             1,869,825       96.8%            13           1,760,955       96.7%
   North Carolina              13             1,302,751       97.9%            13           1,302,751       97.4%
   Washington                   9             1,095,640       95.5%            10           1,180,020       95.8%
   Colorado                    10               897,610       97.7%            10             897,788       97.9%
   Oregon                       9               779,203       93.3%             9             776,853       91.7%
   Arizona                      8               519,945       97.9%             8             522,014       97.9%
   Alabama                      5               516,062       96.7%             5             516,062       97.9%
   Tennessee                   10               493,860       99.7%            10             493,860       99.7%
   Virginia                     6               419,440       96.3%             6             419,440       95.3%
   Missouri                     2               370,095       95.8%             2             369,045       95.8%
   Kentucky                     5               336,547      100.0%             5             325,347      100.0%
   Illinois                     2               300,162       91.6%             1             178,601       86.4%
   Michigan                     3               274,987       94.3%             3             274,987       94.1%
   Delaware                     2               239,077       98.6%             2             239,077       98.6%
   Mississippi                  2               185,061       98.2%             2             185,061       97.7%
   South Carolina               4               183,872       98.5%             4             183,872       97.4%
   New Jersey                   3               112,514      100.0%             3             112,514      100.0%
   Wyoming                      1                87,771         -               1              87,777          -
   Pennsylvania                 1                 6,000      100.0%             1               6,000      100.0%
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                   260           27,932,917       95.4%           261          27,991,186       95.4%
                          ============== =============== ================ ============== =============== =============

          * Excludes pre-stabilized properties under development

         The table on the previous page includes properties owned by joint ventures in which Regency has an ownership position. Historically, Regency excluded single tenant properties from the table, but beginning with March 31, 2001 began including these properties. Amounts reported for December 31, 2000 have been restated to include these properties for comparative purposes.

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

         The following table summarizes the four largest grocery tenants occupying Regency's shopping centers at March 31, 2001:

            Grocery       Number of          % of          % of Annualized      Average Remaining
            Anchor         Stores          Total GLA          Base Rent             Lease Term
            ------         ------          ---------          ---------             ----------

            Kroger          58               11.9%              10.3%                 16 yrs
            Publix          44                7.2%               5.1%                 12 yrs
            Safeway         42                5.5%               4.6%                 12 yrs
            Albertsons      21                2.5%               2.2%                 13 yrs

         Number of stores includes tenant owned stores.
         All reported amounts above include properties owned through joint ventures.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         Regency has implemented a growth strategy dedicated to developing high-quality shopping centers. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At March 31, 2001, Regency had 51 projects under construction or undergoing major renovations, which when complete will represent an investment of $724 million. Total cost necessary to complete these developments is estimated to be $322 million and will be expended through 2002. These developments are approximately 45% complete and over 62% pre-leased.

Liquidity and Capital Resources
-------------------------------

         Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $52.2 million and $39.1 million for the three months ended March 31, 2001 and 2000, respectively. During the first three months of 2001 and 2000, respectively, Regency incurred capital expenditures of $2.8 million and $3.1 million, paid scheduled principal payments of $1.5 million and $1.7 million, and paid dividends and distributions of $38.3 million and $35.1 million to its share and unit holders.

         Management expects to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $18.7 million and $45.8 million during the first three months of 2001 and 2000, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. Net cash used in financing activities was $81.8 million and $19.6 million for the three months ended
March 31, 2001 and 2000, respectively, primarily related to proceeds from the debt offering completed during 2001 further discussed below.

         Regency's outstanding debt at March 31, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                               2001            2000
                                                                               ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        268,722         270,491
                    Variable rate mortgage loans                                33,354          40,640
                    Fixed rate unsecured loans                                 749,530         529,941
                                                                         -----------------------------
                          Total notes payable                                1,051,606         841,072
                Unsecured line of credit                                       221,000         466,000
                                                                         -----------------------------
                         Total                                        $      1,272,606       1,307,072
                                                                         =============================

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 135 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

         Subsequent to March 31, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line during the three months ended March 31, 2001 and 2000 were based on LIBOR plus 1.0% or 6.1875% and 7.125%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

          On January 22, 2001 the Company, through RCLP, completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.


         At March 31, 2001, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $290 million with an average fixed distribution rate of 8.71% at March 31, 2000.

         As of March 31, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                Scheduled
                                                Principal      Term Loan         Total
             Scheduled Payments by Year         Payments       Maturities       Payments
             --------------------------      -------------- --------------- ---------------

             2001                            $      4,241        60,322          64,563
             2002                                   4,946        44,092          49,038
             2003                                   4,691        22,866          27,557
             2004 (includes the Line)               5,066       420,905         425,971
             2005                                   3,883       148,040         151,923
             Beyond 5 Years                       182,483       361,752         544,235
             Unamortized debt premiums                  -         9,319           9,319
                                             -------------- --------------- ---------------
                                     Total   $    205,310     1,067,296       1,272,606
                                             ============== =============== ===============


         Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.2 million at March 31, 2001, and Regency's proportionate share of these loans was $5.8 million.


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


         Regency's real estate portfolio has grown substantially as a result of the development activity discussed above. Regency intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. Regency expects to repay the Line from time to time from additional public and private equity or debt offerings and from proceeds from the sale of real estate. Because acquisition and development activities are discretionary in nature, they are not expected to burden Regency's capital resources currently available for liquidity requirements. Regency expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Results from Operations

Comparison of the three months ended March 31, 2001 to 2000

         Revenues increased $11.8 million or 15% to $93.0 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $4.7 million or 8%, and recoveries from tenants increased $2.6 million or 16%. At March 31, 2001, Regency was operating or developing 260 retail properties. Regency identifies its properties as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet 93% leased and occupied. Stabilized properties are all properties not identified as development. At March 31, 2001, Regency had 209 stabilized properties that were 95.4% leased. At December 31, 2000, stabilized properties were 95.4% leased. In 2001, rental rates grew by 10.4% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $3.2 million to $5.4 million in 2001, or 142%. The increase was primarily due to a $3.0 million increase in development profits.

         Operating expenses increased $6.7 million or 18% to $43.5 million in 2001. Combined operating and maintenance, and real estate taxes increased $3.4 million or 18% during 2001 to $21.9 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $4.3 million during 2001 vs. $4.5 million in 2000 or 4% lower. Depreciation and amortization increased $2.1 million during 2001 or 16% primarily due to developments that only partially operated during 2000.


         Interest expense increased to $19.3 million in 2001 from $15.7 million in 2000 or 23%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Regency had $1.3 billion and $1.0 billion of outstanding debt at March 31, 2001 and 2000, respectively. On March 31, 2001, 80% of outstanding debt had fixed interest rates vs. 72% on March 31, 2000.

         Preferred unit distributions increased $2.1 million to $8.4 million during 2001 as a result of the preferred units issued in 2001 and the second and third quarters of 2000. Average fixed distribution rates of the preferred units were 8.72% at March 31, 2001 vs. 8.71% at March 31, 2000.

         Net income for common stockholders was $22.4 million in 2001 vs. $21.6 million in 2000, or a 4% increase. Diluted earnings per share was $.39 in 2001 vs. $.38 in 2000, or 2.6% higher as a result of the increase in net income.

New Accounting Standards and Accounting Changes

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133" ("FAS 138"), which was effective for the Company on January 1, 2001. FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities. FAS 138 and FAS 133 require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS 138 and FAS 133 had no impact to the financial statements as Regency has no derivative instruments.

Environmental Matters
---------------------

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

Inflation
---------

         Inflation has remained relatively low during 2001 and 2000 and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of Regency's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling Regency to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of Regency's leases are for terms of less than ten years, which permits Regency to seek increased rents upon re-rental at market rates. Most of Regency's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Regency's exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at March 31, 2001, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                    Fair
                                     2001      2002       2003       2004       2005     Thereafter     Total      Value
                                     ----      ----       ----       ----       ----     ----------     -----      -----
  Fixed rate debt                   36,759    43,864     13,303     199,905    148,041     567,061    1,008,933  1,018,252
  Average interest rate for all
    debt                            7.93%      7.89%      7.87%      8.00%      8.09%       8.12%         -          -

  Variable rate LIBOR debt          23,563      228       9,563     221,000       -           -        254,354    254,354
  Average interest rate for all
    debt                            6.52%      6.52%      6.46%        -          -           -           -          -


         As the table incorporates only those exposures that exist as of March 31, 2001, it does not consider those exposures or positions, which could arise after that date. Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Forward Looking Statements
--------------------------

         This report on Form 10-Q contains certain forward-looking statements under the federal securities law. These statements are based on current expectations, estimates, and projections about the industry and markets in which Regency Centers Corporation operates, management's beliefs, and assumptions. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Actual operating results may be affected by changes in national and local economic conditions, competitive market conditions, obtaining governmental approvals and meeting development schedules, and other factors cited in our reports filed with the SEC and therefore, may differ materially from what is expressed or forecasted in this report.

Part II


Item 2  Changes in Securities and Use of Proceeds

         None

Item 6  Exhibits and Reports on Form 8-K:


(a)       Exhibits

10.       Material Contracts

                None

15.       Letter Regarding Unaudited Interim Financial Information


(b)       Reports on Form 8-K

          Form 8-K filed on February 12, 2001 for Regency Realty Corporation and Form 8-KA filed on February 12, 2001 for Regency Centers Corporation on Item 5. Other Events reflecting the name change to Regency Centers Corporation which was effective on February 12, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  May 14, 2001              REGENCY CENTERS CORPORATION



                                          By:       /s/  J. Christian Leavitt
                                                    -------------------------
                                                     Senior Vice President,
                                                   and Chief Accounting Officer