Form 10-Q
period 2001-09-30
REGENCY CENTERS CORP
filed 2001-11-13
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 2001

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

As of November 12, 2001, there were 57,590,932 shares outstanding of the Registrant's common stock.

                     Independent Accountants' Review Report




The Shareholders and Board of Directors
Regency Centers Corporation:

We have reviewed the consolidated balance sheet of Regency Centers Corporation as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statements of stockholders' equity and cash flows for the nine-month period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

                                                 KPMG LLP


Jacksonville, Florida
October 30, 2001

                             REGENCY CENTERS CORPORATION
                             Consolidated Balance Sheets
                       September 30, 2001 and December 31, 2000
                                     (unaudited)


                                                                                           2001                        2000
                                                                                           ----                        ----
Assets
Real estate investments:
     Land                                                                      $         584,568,078                564,089,984
     Buildings and improvements                                                        1,843,618,244              1,813,554,881
                                                                                  -------------------          -----------------
                                                                                       2,428,186,322              2,377,644,865
     Less:  accumulated depreciation                                                     187,099,195                147,053,900
                                                                                  -------------------          -----------------
                                                                                       2,241,087,127              2,230,590,965
     Properties in development                                                           387,683,122                296,632,730
     Operating properties held for sale                                                  151,433,751                184,150,762
     Investments in real estate partnerships                                              66,118,903                 85,198,279
                                                                                  -------------------          -----------------
          Net real estate investments                                                  2,846,322,903              2,796,572,736

Cash and cash equivalents                                                                 36,278,495                100,987,895
Notes receivable                                                                          30,995,921                 66,423,893
Tenant receivables, net of allowance for uncollectible accounts of
     $5,278,796 and $4,414,085 at September 30, 2001 and
     December 31, 2000, respectively                                                      36,991,993                 39,407,777
Deferred costs, less accumulated amortization of $18,221,155 and
     $13,910,018 at September 30, 2001 and December 31, 2000, respectively                31,158,643                 21,317,141
Other assets                                                                               8,895,871                 10,434,298
                                                                                  -------------------          -----------------
                                                                               $       2,990,643,826              3,035,143,740
                                                                                  ===================          =================

Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                                     1,027,488,627                841,072,156
     Unsecured line of credit                                                            263,000,000                466,000,000
     Accounts payable and other liabilities                                               60,875,670                 75,460,304
     Tenants' security and escrow deposits                                                 8,522,444                  8,262,885
                                                                                  -------------------          -----------------
          Total liabilities                                                            1,359,886,741              1,390,795,345
                                                                                  -------------------          -----------------

Preferred units                                                                          375,403,652                375,407,777
Exchangeable operating partnership units                                                  32,109,565                 34,899,813
Limited partners' interest in consolidated partnerships                                    3,832,925                  8,625,839
                                                                                  -------------------          -----------------
          Total minority interest                                                        411,346,142                418,933,429
                                                                                  -------------------          -----------------

Stockholders' equity:
     Series 2 cumulative convertible preferred stock and paid in capital, $.01 par value per share: 1,502,532 shares authorized;
        1,487,507 shares issued and outstanding at September 30,
        2001 and December 31, 2000; liquidation preference $20.83 per share               34,696,112                 34,696,112
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 60,973,166 and 60,234,925 shares issued
        at September 30, 2001 and December 31, 2000; respectively                            609,732                    602,349
     Treasury stock; 3,382,964 and 3,336,754 shares held at
        September 30, 2001 and December 31, 2000, respectively, at cost                  (67,742,454)               (66,957,282)
     Additonal paid in capital                                                         1,326,266,050              1,317,668,173
     Distributions in excess of net income                                               (65,206,754)               (51,064,870)
     Stock loans                                                                          (9,211,743)                (9,529,516)
                                                                                  -------------------          -----------------
          Total stockholders' equity                                                   1,219,410,943              1,225,414,966
                                                                                  -------------------          -----------------

Commitments and contingencies                                                  $       2,990,643,826              3,035,143,740
                                                                                  ===================          =================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
             For the Three Months ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                           2001                        2000
                                                                                           ----                        ----
Revenues:
     Minimum rent                                                              $          68,917,918                 65,487,039
     Percentage rent                                                                         194,726                    325,785
     Recoveries from tenants                                                              19,295,760                 17,999,790
     Service operations revenue                                                            9,075,710                  6,021,017
     Equity in income of investments in
        real estate partnerships                                                             233,262                  2,804,787
                                                                                  -------------------          -----------------
           Total revenues                                                                 97,717,376                 92,638,418
                                                                                  -------------------          -----------------

Operating expenses:
     Depreciation and amortization                                                        16,972,770                 14,776,780
     Operating and maintenance                                                            12,567,112                 11,992,681
     General and administrative                                                            4,469,616                  4,996,685
     Real estate taxes                                                                     9,582,330                  9,004,241
     Other expenses                                                                        1,315,127                    830,000
                                                                                  -------------------          -----------------
           Total operating expenses                                                       44,906,955                 41,600,387
                                                                                  -------------------          -----------------

Interest expense (income):
     Interest expense                                                                     18,389,731                 18,791,545
     Interest income                                                                      (1,737,839)                (1,160,925)
                                                                                  -------------------          -----------------
           Net interest expense                                                           16,651,892                 17,630,620
                                                                                  -------------------          -----------------

           Income before loss on sale of operating
            properties and minority interests                                             36,158,529                 33,407,411

Loss on sale of operating properties                                                        (136,932)                         -
                                                                                  -------------------          -----------------

           Income before minority interests                                               36,021,597                 33,407,411

Minority interest preferred unit distributions                                            (8,368,752)                (7,977,919)
Minority interest of exchangeable partnership units                                         (478,970)                  (662,600)
Minority interest of limited partners                                                       (324,206)                  (186,203)
                                                                                  -------------------          -----------------

           Net income                                                                     26,849,669                 24,580,689

Preferred stock dividends                                                                   (743,754)                  (699,459)
                                                                                  -------------------          -----------------

           Net income for common stockholders                                  $          26,105,915                 23,881,230
                                                                                  ===================          =================


Net income per share:
           Basic                                                               $                0.45                       0.42
                                                                                  ===================          =================
           Diluted                                                             $                0.45                       0.42
                                                                                  ===================          =================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
              For the Nine Months ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                          2001                         2000
                                                                                          ----                         ----
Revenues:
     Minimum rent                                                              $         201,724,876                189,389,963
     Percentage rent                                                                       1,855,287                  1,378,246
     Recoveries from tenants                                                              57,027,191                 51,081,827
     Service operations revenue                                                           23,246,649                 15,387,761
     Equity in income of investments in
        real estate partnerships                                                           2,125,524                  2,865,450
                                                                                  -------------------          -----------------
           Total revenues                                                                285,979,527                260,103,247
                                                                                  -------------------          -----------------

Operating expenses:
     Depreciation and amortization                                                        49,741,350                 43,163,768
     Operating and maintenance                                                            36,876,254                 33,095,724
     General and administrative                                                           13,387,373                 13,253,951
     Real estate taxes                                                                    28,862,726                 25,326,122
     Other expenses                                                                        4,666,749                  1,749,715
                                                                                  -------------------          -----------------
           Total operating expenses                                                      133,534,452                116,589,280
                                                                                  -------------------          -----------------

Interest expense (income):
     Interest expense                                                                     56,845,009                 52,681,417
     Interest income                                                                      (5,003,490)                (2,823,483)
                                                                                  -------------------          -----------------
           Net interest expense                                                           51,841,519                 49,857,934
                                                                                  -------------------          -----------------

           Income before gain, provision on real estate
             investments and minority interests                                          100,603,556                 93,656,033

Gain on sale of operating properties                                                         961,373                     18,310
Provison for loss on operating properties held for sale                                            -                 (6,909,625)
                                                                                  -------------------          -----------------

           Income before minority interests                                              101,564,929                 86,764,718

Minority interest preferred unit distributions                                           (25,106,255)               (21,232,432)
Minority interest of exchangeable partnership units                                       (1,857,468)                (1,848,094)
Minority interest of limited partners                                                       (456,707)                  (666,517)
                                                                                  -------------------          -----------------

           Net income                                                                     74,144,499                 63,017,675

Preferred stock dividends                                                                 (2,221,345)                (2,098,377)
                                                                                  -------------------          -----------------

           Net income for common stockholders                                  $          71,923,154                 60,919,298
                                                                                  ===================          =================


Net income per share:
           Basic                                                               $                1.25                       1.07
                                                                                  ===================          =================
           Diluted                                                             $                1.25                       1.07
                                                                                  ===================          =================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months ended September 30, 2001
                                   (unaudited)


                                                                          Additional     Distributions                    Total
                                   Series 2       Common    Treasury        Paid In      in exess of       Stock       Stockholders'
                                Preferred Stock   Stock       Stock         Capital       Net Income       Loans          Equity
                                --------------- ---------  ------------  --------------  -------------  ------------  --------------
Balance at
     December  31, 2000         $  34,696,112    602,349   (66,957,282)  1,317,668,173    (51,064,870)   (9,529,516)  1,225,414,966
Common stock issued net, as
     compensation for directors
     or officers, or issued under
     stock options                          -      6,218      (701,592)      6,340,661              -             -       5,645,287
Common stock cancelled
     under stock loans                      -        (51)      (45,494)       (278,539)             -       317,773          (6,311)
Common stock issued for
     partnership units exchanged            -      1,216             -       3,219,237              -             -       3,220,453
Common stock issued to
     acquire real estate                    -         16             -          43,180              -             -          43,196
Reallocation of minority interest           -          -             -        (726,662)             -             -        (726,662)
Repurchase of common stock                  -        (16)      (38,086)              -              -             -         (38,102)
Cash dividends declared:
     Common stock ($1.50 per share)
     and preferred stock                    -          -             -               -    (88,286,383)            -     (88,286,383)
Net income                                  -          -             -               -     74,144,499             -      74,144,499
                                   ----------   --------   -----------   -------------  -------------  ------------  --------------
Balance at
     September  30, 2001        $  34,696,112    609,732   (67,742,454)  1,326,266,050    (65,206,754)   (9,211,743)  1,219,410,943
                                   ==========   ========   ===========   =============  =============  ============  ==============





See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                          2001                        2000
                                                                                          ----                        ----
Cash flows from operating activities:
    Net income                                                                 $        74,144,499                 63,017,675
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                 49,741,350                 43,163,768
          Deferred loan cost and debt premium amortization                                 790,671                    554,273
          Stock based compensation                                                       5,181,067                  3,592,406
          Minority interest preferred unit distribution                                 25,106,255                 21,232,432
          Minority interest of exchangeable partnership units                            1,857,468                  1,848,094
          Minority interest of limited partners                                            456,707                    666,517
          Equity in income of investments in real estate partnerships                   (2,125,524)                (2,865,450)
          Gain on sale of operating properties                                            (961,373)                   (18,310)
          Provision for loss on operating properties held for sale                               -                  6,909,625
          Changes in assets and liabilities:
              Tenant receivables                                                           991,906                  5,549,265
              Deferred leasing costs                                                    (6,550,023)                (5,385,197)
              Other assets                                                                  12,141                 (1,448,389)
              Tenants' security and escrow deposits                                        169,728                    313,158
              Accounts payable and other liabilities                                   (14,438,585)                (9,448,374)
                                                                                 ------------------         ------------------
                 Net cash provided by operating activities                             134,376,287                127,681,493
                                                                                 ------------------         ------------------

Cash flows from investing activities:
     Acquisition and development of real estate, net                                  (102,596,176)              (238,488,759)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                2,416,621                 (1,402,371)
     Investment in real estate partnerships                                            (48,469,245)               (49,515,795)
     Capital improvements                                                              (11,210,416)               (12,920,698)
     Proceeds from sale of operating properties                                         37,550,387                  7,491,870
     Proceeds from sale of real estate partnership                                       2,967,481                          -
     Repayment of notes receivable                                                      65,350,068                 15,673,125
     Distributions received from investments in real estate partnerships                15,096,764                          -
                                                                                 ------------------         ------------------
                 Net cash used in investing activities                                 (38,894,516)              (279,162,628)
                                                                                 ------------------         ------------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                                53,164                     22,476
     Repurchase of common stock                                                            (38,102)               (11,088,419)
     Purchase of limited partner's interest  in consolidated partnership                         -                 (2,527,264)
     Redemption of partnership units                                                      (110,487)                (1,396,946)
     Net distributions to limited partners in consolidated partnerships                 (5,169,010)                (2,099,886)
     Distributions to exchangeable partnership unit holders                             (2,542,126)                (2,847,960)
     Distributions to preferred unit holders                                           (25,106,255)               (21,232,432)
     Dividends paid to common stockholders                                             (86,065,038)               (81,438,401)
     Dividends paid to preferred stockholders                                           (2,221,345)                (2,098,377)
     Net proceeds from fixed rate unsecured notes                                      215,382,284                149,728,500
     (Additional costs) net proceeds from issuance of preferred units                       (4,125)                91,621,978
     (Repayment) proceeds of unsecured line of credit, net                            (203,000,000)                57,820,690
     Proceeds from notes payable                                                            50,670                  8,118,953
     Repayment of notes payable                                                        (42,074,671)               (40,881,096)
     Scheduled principal payments                                                       (4,562,245)                (4,785,445)
     Deferred loan costs                                                                (4,783,885)                (2,681,766)
                                                                                 ------------------         ------------------
                 Net cash (used in) provided by financing activities                  (160,191,171)               134,234,605
                                                                                 ------------------         ------------------

                 Net decrease in cash and cash equivalents                             (64,709,400)               (17,246,530)

Cash and cash equivalents at beginning of period                                       100,987,895                 54,117,443
                                                                                 ------------------         ------------------

Cash and cash equivalents at end of period                                     $        36,278,495                 36,870,913
                                                                                 ==================         ==================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)
                                    continued

                                                                                            2001                       2000
                                                                                            ----                       ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $15,745,000 and $8,873,000  in 2001 and 2000, respectively)                 $          61,239,008                 59,643,181
                                                                                   ==================         ==================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                      $           5,470,479                 19,947,565
                                                                                   ==================         ==================

Exchangeable operating partnership units and common stock issued
  for investments in real estate partnerships                                  $                   -                    329,948
                                                                                   ==================         ==================

Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                 $             541,884                  1,287,111
                                                                                   ==================         ==================

Exchangeable operating partnership units issued for the
  acquisition of real estate                                                   $                   -                    103,885
                                                                                   ==================         ==================

Notes receivable taken in connection with sales of development properties      $          29,922,096                 37,962,720
                                                                                   ==================         ==================



See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units are executed by RCLP. The equity interests of third parties held by RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units ("Units") and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT") which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

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

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

       (b)    Real Estate Investments (continued)

              Operating properties held for sale include properties that no longer meet the Company's long-term investment standards such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. The Company also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. Net income from the operating properties held for sale was $1.2 and $7.1 for the three months and nine months ended September 30, 2001.

              The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       (c)    Reclassifications

              Certain reclassifications have been made to the 2000 amounts to conform to classifications adopted in 2001.

2.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company owned retail shopping centers (Retail segment), and 2) providing services including management fees and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers, outparcels and build to suit properties to third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Company assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

2.     Segments (continued)

       represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized in the following tables for the three month and nine month periods ended September 30, 2001 and 2000. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

2.     Segments (continued)

                                                                             For the three months ended
                                                                        September 30,         September 30,
                                                                             2001                 2000
                                                                             ----                 ----

       Revenues:
         Retail segment                                         $         88,641,666           86,617,401
         Service operations segment                                        9,075,710            6,021,017
                                                                   ------------------ --------------------
            Total revenues                                      $         97,717,376           92,638,418
                                                                   ================== ====================
       Funds from Operations:
         Retail segment net operating income                    $         66,355,292           65,602,170
         Service operations segment income                                 9,075,710            6,021,017
         Adjustments to calculate diluted FFO:
           Interest expense                                              (18,389,731)         (18,791,545)
           Interest income                                                 1,737,839            1,160,925
           General and administrative and other                           (5,784,743)          (5,826,685)
           Non-real estate depreciation                                     (601,589)            (351,817)
           Minority interest of limited partners                            (324,206)            (186,203)
           Loss on sale of operating properties                              136,932                    -
           Minority interest in depreciation
            and amortization                                                 (57,377)            (111,946)
           Share of joint venture depreciation
             and amortization                                                124,861              168,578
           Distributions on preferred units                               (8,368,752)          (7,977,919)
                                                                   ------------------ --------------------
             Funds from Operations - diluted                              43,904,236           39,706,575
                                                                   ------------------ --------------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                             (16,371,181)         (14,406,654)
           Minority interest in depreciation
            and amortization                                                  57,377              111,946
           Share of joint venture depreciation
            and amortization                                                (124,861)            (168,578)
           Loss on sale of operating properties                             (136,932)                   -
           Minority interest of exchangeable
             operating partnership units                                    (478,970)            (662,600)
                                                                   ------------------ --------------------

             Net income                                         $         26,849,669           24,580,689
                                                                   ================== ====================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)
2.     Segments (continued)

                                                                            For the nine months ended
                                                                        September 30,        September 30,
                                                                           2001                   2000
                                                                           ----                   ----
       Revenues:
         Retail segment                                         $        262,732,878          244,715,486
         Service operations segment                                       23,246,649           15,387,761
                                                                   ------------------ --------------------
            Total revenues                                      $        285,979,527          260,103,247
                                                                   ================== ====================
       Funds from Operations:
         Retail segment net operating income                    $        197,955,271          186,311,950
         Service operations segment income                                23,246,649           15,387,761
         Adjustments to calculate diluted FFO:
           Interest expense                                              (56,845,009)         (52,681,417)
           Interest income                                                 5,003,490            2,823,483
           General and administrative and other                          (18,054,122)         (15,003,666)
           Non-real estate depreciation                                   (1,451,437)            (952,598)
           Minority interest of limited partners                            (456,707)            (666,517)
           Gain on sale of operating properties including
             depreciation on developments sold                            (1,954,840)             (18,310)
           Minority interest in depreciation
            and amortization                                                (155,801)            (411,774)
           Share of joint venture depreciation
             and amortization                                                496,553            1,102,167
           Distributions on preferred units                              (25,106,255)         (21,232,432)
                                                                   ------------------ --------------------
             Funds from Operations - diluted                             122,677,792          114,658,647
                                                                   ------------------ --------------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                             (48,289,913)         (42,211,170)
           Minority interest in depreciation
            and amortization                                                 155,801              411,774
           Share of joint venture depreciation
            and amortization                                                (496,553)          (1,102,167)
           Provision for loss on operating properties
            held for sale                                                          -           (6,909,625)
           Gain on sale of operating properties including
             depreciation on developments sold                             1,954,840               18,310
           Minority interest of exchangeable
             operating partnership units                                  (1,857,468)          (1,848,094)
                                                                   ------------------ --------------------

             Net income                                         $         74,144,499           63,017,675
                                                                   ================== ====================

                                                                        September 30,        December 31,
       Assets (in thousands):                                               2001                 2000
       ----------------------                                               ----                 ----

         Retail segment                                         $          2,468,110            2,454,476
         Service operations segment                                          446,201              447,929
         Cash and other assets                                                76,333              132,739
                                                                   ------------------ --------------------
           Total assets                                         $          2,990,644            3,035,144
                                                                   ================== ====================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

3.     Investments in Real Estate Partnerships

       The Company uses the equity method to account for all investments in which it owns 50% or less and does not have a controlling financial interest. The Company's combined investment in these partnerships was $66.1 million and $85.2 million at September 30, 2001 and December 31, 2000, respectively. Net income is allocated to the Company in accordance with the respective partnership agreements.

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

4.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at September 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                               2001            2000
                                                                               ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        266,753         270,491
                    Variable rate mortgage loans                                19,616          40,640
                    Fixed rate unsecured loans                                 741,120         529,941
                                                                         -------------- ---------------
                          Total notes payable                                1,027,489         841,072
                Unsecured line of credit                                       263,000         466,000
                                                                         -------------- ---------------
                         Total                                        $      1,290,489       1,307,072
                                                                         ============== ===============

       On April 30, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line at September 30, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 3.538% and 7.625%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

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

       As of September 30, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                                Scheduled
                                                                Principal      Term Loan         Total
              Scheduled Payments by Year                        Payments       Maturities       Payments
              --------------------------                      -------------- --------------- ---------------

              2001                                      $          1,466          24,750          26,216
              2002                                                 5,051          44,093          49,144
              2003                                                 4,803          22,866          27,669
              2004 (includes the Line)                             5,185         472,689         477,874
              2005                                                 4,011         148,040         152,051
              Beyond 5 Years                                      33,024         516,168         549,192
              Unamortized debt premiums                                -           8,343           8,343
                                                              -------------- --------------- ---------------
                   Total                                $         53,540       1,236,949       1,290,489
                                                              ============== =============== ===============

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $65.1 million at September 30, 2001 and the Company's proportionate share of these loans was $14.2 million.

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable, and the Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.32 billion.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

5.     Stockholders' Equity and Minority Interest

        At September 30, 2001 and 2000, the face value of total preferred units issued was $384 million with an average fixed distribution rates of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue              Issuance       Distribution        Callable
   Series         Issued             Price               Amount            Rate           By Company
-------------------------------------------------------------------------------------------------------

Series A          1,600,000      $    50.00         $     80,000,000      8.125%           06/25/03
Series B            850,000          100.00               85,000,000      8.750%           09/03/04
Series C            750,000          100.00               75,000,000      9.000%           09/03/04
Series D            500,000          100.00               50,000,000      9.125%           09/29/04
Series E            700,000          100.00               70,000,000      8.750%           05/25/05
Series F            240,000          100.00               24,000,000      8.750%           09/08/05
                                                    -----------------
               -------------
                  4,640,000                         $    384,000,000
               =============                        =================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)


6.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2001 and 2000 (in thousands except per share data):

                                                                        2001          2000
                                                                 ---------------------------
       Basic Earnings Per Share (EPS) Calculation:
       -------------------------------------------
       Weighted average common shares
         outstanding                                                   57,556         56,895
                                                                 ===========================

       Net income for Basic EPS                               $        26,106         23,881
                                                                 ===========================

       Basic EPS                                              $          0.45           0.42
                                                                 ===========================

       Diluted Earnings Per Share (EPS) Calculation
       --------------------------------------------
       Weighted average shares outstanding
           for Basic EPS                                               57,556         56,895

       Exchangeable operating partnership units                         1,556          1,685
       Incremental shares to be issued under
         common stock options using the Treasury
         method                                                           272            103
                                                                 ---------------------------
       Total diluted shares                                            59,384         58,683
                                                                 ===========================

       Net income for Basic EPS                               $        26,106         23,881
       Add: minority interest of exchangeable
         operating partnership units                                      479            663
                                                                 ---------------------------

       Net income for Diluted EPS                             $        26,585         24,544
                                                                 ===========================

       Diluted EPS                                            $          0.45           0.42
                                                                 ===========================

         The Series 2 preferred stock is not included in the above calculation because the effect is anti-dilutive.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)


6.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the nine month periods ended September 30, 2001 and 2000 (in thousands except per share data):

                                                                       2001          2000
                                                                   ------------- --------------
       Basic Earnings Per Share (EPS) Calculation:
       -------------------------------------------
       Weighted average common shares
         outstanding                                                   57,421         56,697
                                                                   ============= ==============

       Net income for Basic EPS                               $        71,923         60,919
                                                                   ============= ==============

       Basic EPS                                              $          1.25           1.07
                                                                   ============= ==============

       Diluted Earnings Per Share (EPS) Calculation
       --------------------------------------------
       Weighted average shares outstanding
           for Basic EPS                                               57,421         56,697
       Exchangeable operating partnership units                         1,595          1,909
       Incremental shares to be issued under
         common stock options using the Treasury
         method                                                           213             45
                                                                   ------------- --------------
       Total diluted shares                                            59,229         58,651
                                                                   ============= ==============

       Net income for Basic EPS                               $        71,923         60,919
       Add: minority interest of exchangeable
         operating partnership units                                    1,858          1,848
                                                                   ------------- --------------

       Net income for Diluted EPS                             $        73,781         62,767
                                                                   ============= ==============

       Diluted EPS                                            $          1.25           1.07
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

Shopping Center Business
------------------------

          Regency is a national owner, operator and developer of primarily grocery-anchored neighborhood retail shopping centers. Regency's retail properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) are as follows:

                                              September 30, 2001                       December 31, 2000
         Location         # Properties          GLA          % Leased *   # Properties      GLA           % Leased *
                          ------------        ---------      ----------   ------------  -----------       ----------

   Florida                     54             6,578,447       92.0%             55            6,558,734      92.7%
   Texas                       37             4,507,987       94.5%             33            4,125,058      94.2%
   California                  36             4,442,298       98.8%             39            4,922,329      98.4%
   Georgia                     26             2,556,472       93.9%             26            2,553,041      95.2%
   Ohio                        14             1,870,044       94.9%             13            1,760,955      96.7%
   North Carolina              13             1,302,751       98.1%             13            1,302,751      97.4%
   Colorado                    12             1,192,452       98.8%             10              897,788      97.9%
   Washington                   9             1,095,456       97.5%             10            1,180,020      95.8%
   Oregon                       9               786,911       91.8%              9              776,853      91.7%
   Alabama                      7               665,440       95.6%              5              516,062      97.9%
   Arizona                      9               627,158       98.4%              8              522,014      97.9%
   Tennessee                   10               493,860       99.4%             10              493,860      99.7%
   Virginia                     6               408,368       97.6%              6              419,440      95.3%
   Missouri                     2               370,157       95.8%              2              369,045      95.8%
   Kentucky                     5               337,845       98.9%              5              325,347     100.0%
   Illinois                     2               300,162       91.6%              1              178,601      86.4%
   Michigan                     3               274,987       90.2%              3              274,987      94.1%
   Delaware                     2               239,077       99.5%              2              239,077      98.6%
   Mississippi                  2               185,061      100.0%              2              185,061      97.7%
   South Carolina               4               183,872      100.0%              4              183,872      97.4%
   New Jersey                   3               112,640      100.0%              3              112,514     100.0%
   Wyoming                      1                87,777         -                1               87,777       -
   Maryland                     1                 6,763         -                -                -           -
   Pennsylvania                 1                 6,000      100.0%              1                6,000     100.0%
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                   268           28,631,985       95.3%            261           27,991,186      95.4%
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

         The following table summarizes the four largest grocery tenants occupying Regency's shopping centers at September 30, 2001:

            Grocery       Number of          % of          % of Annualized      Average Remaining
            Anchor         Stores          Total GLA          Base Rent            Lease Term
            ------         ------          ---------          ---------            ----------

          Kroger             58              11.4%               9.4%                 16 yrs
          Publix             46               7.4%               5.2%                 13 yrs
          Safeway            47               5.9%               4.9%                 12 yrs
          Albertsons         23               2.9%               2.2%                 14 yrs

         Number of stores includes tenant owned stores. All reported amounts above include properties owned through joint ventures.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         Regency has implemented a growth strategy dedicated to developing high-quality shopping centers. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At September 30, 2001, Regency had 52 projects under construction or undergoing major renovations, which when complete will represent an investment of $720 million. Total cost necessary to complete these developments is estimated to be $240 million and will be expended through 2002. These developments are approximately 67% complete and over 73% pre-leased.

Liquidity and Capital Resources
-------------------------------

         Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $134.4 million and $127.7 million for the nine months ended September 30, 2001 and 2000, respectively. During the first nine months of 2001 and 2000, respectively, Regency incurred capital expenditures of $11.2 million and $12.9 million, paid scheduled principal payments of $4.6 million and $4.8 million, and paid dividends and distributions of $115.9 million and $107.6 million to its share and unit holders.

         Management expects to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $38.9 million and $279.2 million during the first nine months of 2001 and 2000, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. Net cash used in financing activities was $160.2 million for the nine months ended September 30, 2001 and net cash provided from financing activities was $134.2 million for the nine months ended September 30, 2000.

         Regency's outstanding debt at September 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                             2001            2000
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        266,753         270,491
                    Variable rate mortgage loans                                19,616          40,640
                    Fixed rate unsecured loans                                 741,120         529,941
                                                                         ------------------------------
                          Total notes payable                                1,027,489         841,072
                Unsecured line of credit                                       263,000         466,000
                                                                         ------------------------------
                         Total                                        $      1,290,489       1,307,072
                                                                         ==============================

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

               On April 30, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line at September 30, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 3.538% and 7.625%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

          On January 22, 2001 the Company, through RCLP, completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

         At September 30, 2001 and 2000, the face value of total preferred units issued was $384 million with an average fixed distribution rates of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue              Issuance       Distribution        Callable
   Series         Issued             Price               Amount            Rate           By Company
------------------------------------------------------------------------------------------------------

Series A          1,600,000      $    50.00      $        80,000,000      8.125%           06/25/03
Series B            850,000          100.00               85,000,000      8.750%           09/03/04
Series C            750,000          100.00               75,000,000      9.000%           09/03/04
Series D            500,000          100.00               50,000,000      9.125%           09/29/04
Series E            700,000          100.00               70,000,000      8.750%           05/25/05
Series F            240,000          100.00               24,000,000      8.750%           09/08/05
                                                 --------------------
               -------------
                  4,640,000                      $       384,000,000
               =============                     ====================

         As of September 30, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments
              --------------------------                  ----------------------------------------------

              2001                                     $           1,466         24,750          26,216
              2002                                                 5,051         44,093          49,144
              2003                                                 4,803         22,866          27,669
              2004 (includes the Line)                             5,185        472,689         477,874
              2005                                                 4,011        148,040         152,051
              Beyond 5 Years                                      33,024        516,168         549,192
              Unamortized debt premiums                                -          8,343           8,343
                                                          ----------------------------------------------
                   Total                               $          53,540      1,236,949       1,290,489
                                                          ==============================================

         Unconsolidated partnerships and joint ventures had mortgage loans payable of $65.1 million at September 30, 2001, and Regency's proportionate share of these loans was $14.2 million.

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

Results from Operations

Comparison of the three months ended September 30, 2001 to 2000

         Revenues increased $5.1 million or 5% to $97.7 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $3.4 million or 5%, and recoveries from tenants increased $1.3 million or 7%.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $3.1 million to $9.1 million in 2001, or 51%. The increase was primarily due to a $2.6 million increase in development profits.

         Operating expenses increased $3.3 million or 8% to $44.9 million in 2001. Combined operating and maintenance, and real estate taxes increased $1.2 million or 5% during 2001 to $22.1 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $4.5 million during 2001 vs. $5.0 million in 2000 or a decrease of 11%. Depreciation and amortization increased $2.2 million during 2001 or 15% primarily due to developments that only partially operated during 2000.

         Interest expense decreased to $18.4 million in 2001 from $18.8 million in 2000 or 2%. The decrease was primarily due to lower interest rates on the Line. Preferred unit distributions increased $391,000 to $8.4 million during 2001 as a result of the preferred units issued in September 2000.

         Net income for common stockholders was $26.1 million in 2001 vs. $23.9 million in 2000, or a 9% increase. Diluted earnings per share was $0.45 in 2001 vs. $0.42 in 2000, or 7% higher as a result of the increase in net income.

Comparison of the nine months ended September 30, 2001 to 2000

         Revenues increased $25.9 million or 10% to $286.0 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $12.3 million or 7%, and recoveries from tenants increased $5.9 million or 12%. At September 30, 2001, Regency was operating or developing 268 retail properties. Regency identifies its properties as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet 93% leased and occupied. Stabilized properties are all properties not identified as development. At September 30, 2001, Regency had 216 stabilized properties that were 95.3% leased. At December 31, 2000, stabilized properties were 95.4% leased. In 2001, rental rates grew by 11% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $7.9 million to $23.2 million in 2001, or 51%. The increase was primarily due to a $7.0 million increase in development profits.

         Operating expenses increased $16.9 million or 15% to $133.5 million in 2001. Combined operating and maintenance, and real estate taxes increased $7.3 million or 13% during 2001 to $65.7 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $13.4 million during 2001 vs. $13.3 million in 2000 or an increase of 1%. Depreciation and amortization increased $6.6 million during 2001 or 15% primarily due to developments that only partially operated during 2000.

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

         Interest expense increased to $56.8 million in 2001 from $52.7 million in 2000 or 8%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Regency had $1.3 billion and $1.2 billion of outstanding debt at September 30, 2001 and 2000, respectively. On September 30, 2001, 78% of outstanding debt had fixed interest rates vs. 72% on September 30, 2000.

         Preferred unit distributions increased $3.9 million to $25.1 million during 2001 as a result of the preferred units issued in the second and third quarters of 2000.

         Net income for common stockholders was $71.9 million in 2001 vs. $60.9 million in 2000, or a 18% increase. Diluted earnings per share was $1.25 in 2001 vs. $1.07 in 2000, or 17% higher as a result of the increase in net income.


New Accounting Standards and Accounting Changes
-----------------------------------------------

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at September 30, 2001, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                    Fair
                                     2001      2002       2003       2004       2005     Thereafter     Total      Value
                                     ----      ----       ----       ----       ----     ----------     -----      -----
  Fixed rate debt                   24,750    44,093     13,303     199,921    148,040     569,423     999,530  1,034,164
  Weighted average interest rate
       for all debt                  7.92%     7.88%      7.86%       7.99%      8.08%       8.11%
  Variable rate LIBOR debt            -          -        9,848     272,768       -           -        282,616    282,616
   Weighted average interest rate
       for all debt                   -          -        5.35%        -          -           -           -          -

         As the table incorporates only those exposures that exist as of September 30, 2001, it does not consider those exposures or positions which could arise after that date. Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

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

Part II

Item 6 Exhibits and Reports on Form 8-K:


(a)       Exhibits

15.       Letter Regarding Unaudited Interim Financial Information.

(b)       Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  November 13,  2001          REGENCY CENTERS CORPORATION



                                            By:     /s/  J. Christian Leavitt
                                               ---------------------------------
                                                   Senior Vice President,
                                                  and Chief Accounting Officer