Form 10-K405
period 2001-12-31
REGENCY CENTERS CORP
filed 2002-03-22
CIK 910606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

                         Commission File Number 1-12298

                           REGENCY CENTERS CORPORATION
             (Exact name of registrant as specified in its charter)

         FLORIDA                                      59-3191743
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    identification No.)

121 West Forsyth Street, Suite 200                  (904) 598-7000
Jacksonville, Florida          32202           (Registrant's telephone No.)
(Address of principal       (zip code)
executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                             New York Stock Exchange
                     (Name of exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $661,709,989 based on the closing price on the New York Stock Exchange for such stock on March 20, 2002 The approximate number of shares of Registrant's voting common stock outstanding was 58,109,679 as of March 20, 2002.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                      Form 10-K
Item No.                                                             Report Page
-------                                                              -----------

                                     PART I

1.       Business.........................................................1

2.       Properties.......................................................4

3.       Legal Proceedings...............................................23

4.       Submission of Matters to a Vote of Security Holders.............23

                                     PART II

5.       Market for the Registrant's Common Equity and Related
         Shareholder Matters.............................................23

6.       Selected Consolidated Financial Data............................24

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................25

7a.      Quantitative and Qualitative Disclosures about Market Risk......32

8.       Consolidated Financial Statements and Supplementary Data........32

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................32

                                    PART III

10.      Directors and Executive Officers of the Registrant..............33

11.      Executive Compensation..........................................33

12.      Security Ownership of Certain Beneficial Owners and Management..33

13.      Certain Relationships and Related Transactions..................33

                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K........................................................33

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

                                     PART I
Item 1.  Business

         Regency completed its initial public offering in 1993 (NYSE: REG) and became a qualified self-administered, self-managed real estate investment trust
(REIT). Through a series of strategic acquisitions in 1997, 1998 and 1999, we expanded the scope of our operations and became a nationally based owner, operator, and developer of grocery anchored retail shopping centers.

         Currently, our assets total approximately $3.1 billion with 272 shopping centers in 24 states. At December 31, 2001, our gross leasable area ("GLA") totaled 29.1 million square feet and was 94.9% leased. Geographically, 22.5% of our GLA is located in Florida, 16.8% in California, 15.7% in Texas, 8.8% in Georgia, 6.4% in Ohio, and 29.8% spread throughout 19 other states.

         Regency currently operates for the purpose of 1) owning, operating and developing retail shopping centers (Retail segment), and 2) providing services that earn management fees and commissions from third parties, and development related profits and fees earned from the sales of shopping centers, outparcels and build-to-suit properties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. For further discussion, refer to footnote 3, Segments, in the accompanying consolidated financial statements.

         We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 97% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units is executed by RCLP.

Operating and Investment Philosophy

         Our key operating and investment objective is to create long-term shareholder value by:

         o focusing on a core portfolio of high quality grocer-anchored community and neighborhood shopping centers in attractive markets;

         o maximizing the value of the portfolio through our research-based investment strategies, our Premier Customer Initiative program, and our customer-driven development program; and

         o using conservative financial management to cost effectively access capital to fund our growth through our self-funding business model.

Grocer-Anchored Strategy

         We focus our investment strategy on grocery-anchored retail shopping centers that are located in attractive trade areas and are anchored by a dominant grocer in the local market. A neighborhood center is a convenient, cost-effective distribution platform for food retailers. Grocer-anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, higher rental rates, and higher rental rate growth for Regency -- meaning that we can sustain our cash flow growth and increase the value of our portfolio over the long term.

Research Driven Market Selection

         Grocer-anchored centers are best located in neighborhood trade areas with attractive demographics. For a typical Regency grocery anchored development , we target a 3-mile population of approximately 75,000 people with an average household income in excess of $75,000 and a projected 5-year population growth of approximately 8 percent. The trade areas of our centers are growing nearly twice as fast and household incomes are more than 25% greater than the national averages, translating into more retail buying power. Once specific markets are selected, we seek the best location within the best neighborhoods, preferably occupying the dominant corner, close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.


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

Customer-driven Development

         Development is customer-driven, meaning we generally have an executed lease from the anchor in hand before we purchase the land and begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocer-anchors and produce either attractive returns on invested capital or profits from sale.


Capital Strategy

         We intend to maintain a conservative capital structure designed to fund our growth programs without returning to the equity markets or compromising our investment-grade ratings. This approach is founded on our self-funding business model. This model utilizes center "recycling" as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of outparcels, developments and low growth, lower quality operating properties into new higher-quality developments and acquisitions that we expect will generate sustainable revenue growth and more attractive returns on invested capital. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets will also provide Regency with a capital source for new development, while earning market based fees as the asset manager.

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

         o vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

         o poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where Regency owns shopping centers,

         o risks relating to leverage, including uncertainty that Regency will be able to refinance its indebtedness, and the risk of higher interest rates,

         o      unsuccessful development activities could reduce cash flow,

         o Regency's inability to satisfy its cash requirements from operations and the possibility that Regency may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT,

         o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

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

Employees

         Our headquarters are located at 121 West Forsyth Street, Suite 200, Jacksonville, Florida. Regency presently maintains 18 offices in 12 states where it conducts management, leasing and development activities. At December 31, 2001, Regency had approximately 365 employees and believes that relations with its employees are good.

Item 2. Properties

          Regency's properties summarized by state including their gross leasable areas (GLA) follows:

                                        December 31, 2001                              December 31, 2000
                                        -----------------                              -----------------
   Location               # Properties          GLA         % Leased *    # Properties        GLA            % Leased *
                          ------------        ---------     ----------    ------------    -----------        ----------

   Florida                     56             6,535,254       92.0%            55          6,558,734            92.7%
   California                  39             4,879,051       98.8%            39          4,922,329            98.4%
   Texas                       36             4,579,263       92.8%            33          4,125,058            94.2%
   Georgia                     26             2,556,471       93.3%            26          2,553,041            95.2%
   Ohio                        14             1,870,079       93.5%            13          1,760,955            96.7%
   North Carolina              13             1,302,751       98.1%            13          1,302,751            97.4%
   Colorado                    12             1,188,480       99.2%            10            897,788            97.9%
   Washington                   9             1,095,457       98.1%            10          1,180,020            95.8%
   Oregon                       8               740,095       93.2%             9            776,853            91.7%
   Alabama                      7               665,440       95.3%             5            516,062            97.9%
   Arizona                      9               627,612       98.6%             8            522,014            97.9%
   Tennessee                   10               493,860       99.4%            10            493,860            99.7%
   Virginia                     6               408,368       97.6%             6            419,440            95.3%
   Missouri                     2               370,176       92.9%             2            369,045            95.8%
   Kentucky                     5               321,689       94.2%             5            325,347           100.0%
   Illinois                     2               300,162       91.6%             1            178,601            86.4%
   Michigan                     3               275,085       89.5%             3            274,987            94.1%
   South Carolina               5               241,541      100.0%             4            183,872            97.4%
   Delaware                     2               240,418       99.3%             2            239,077            98.6%
   Mississippi                  2               185,061       98.3%             2            185,061            97.7%
   New Jersey                   3               112,640      100.0%             3            112,514           100.0%
   Wyoming                      1                87,777      100.0%             1             87,777               -
   Maryland                     1                 6,763         -               -                  -               -
   Pennsylvania                 1                 6,000      100.0%             1              6,000           100.0%
                          -------------- --------------- ---------------- -------------- ---------------     -------------
       Total                  272            29,089,493       94.9%           261         27,991,186            95.4%
                          ============== =============== ================ ============== ===============     =============

          * Excludes pre-stabilized properties under development

         The following table summarizes the largest tenants occupying Regency's shopping centers based upon a percentage of total annualized base rent exceeding ..5% at December 31, 2001. The table includes 100% of the base rent from leases of properties owned by joint ventures.


           Summary of Principal Tenants > .5% of Annualized Base Rent
                    (including Properties Under Development)

                                                Percentage to                      Percentage of       Number
                                                   Company                          Annualized           of
                 Tenant               SF          Owned GLA          Rent           Base Rent          Stores
                 ------               --          ---------          ----           ---------          ------
         Kroger                    3,375,066       11.5%            29,548,260         9.24%             58
         Publix                    2,207,120        7.5%            17,127,781         5.36%             48
         Safeway                   1,718,815        5.9%            15,187,036         4.75%             35
         Albertsons                  940,377        3.2%             8,678,817         2.71%             18
         Blockbuster                 397,677        1.4%             7,297,972         2.28%             70
         Winn Dixie                  795,388        2.7%             5,529,019         1.73%             17
         Eckerd                      307,640        1.1%             5,087,578         1.59%             31
         Walgreens                   287,131        1.0%             3,662,480         1.15%             21
         Hallmark                    244,779        0.8%             3,565,001         1.11%             57
         Long's Drugs                256,922        0.9%             3,011,932         0.94%             11
         Ross Dress for Less         173,884        0.6%             2,088,041         0.65%              6
         Petco                       119,770        0.4%             2,059,598         0.64%             10
         Wal-Mart                    486,168        1.7%             1,993,727         0.62%              6
         Barnes & Noble              122,495        0.4%             1,963,678         0.61%              6
         Harris Teeter               183,892        0.6%             1,941,870         0.61%              4
         K-Mart                      334,687        1.1%             1,916,966         0.60%              4
         T.J. Maxx /Marshalls        242,526        0.8%             1,818,271         0.57%              9
         Stein Mart                  282,445        1.0%             1,801,124         0.56%              8
         Mail Boxes, Etc.             98,663        0.3%             1,799,675         0.56%             71
         Starbucks                    72,604        0.2%             1,781,665         0.56%             48
         Pier 1 Imports               81,833        0.3%             1,745,918         0.55%              9
         Gap / Old Navy               95,604        0.3%             1,690,996         0.53%              7
         H.E.B. Grocery              150,682        0.5%             1,674,162         0.52%              2
         Hollywood Video              91,165        0.3%             1,667,854         0.52%             14
         Target                      240,086        0.8%             1,589,996         0.50%              2


        Regency's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Regency's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.

        The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:

                                                                    Future
                                               Percent of          Minimum       Percent of
                   Lease                         Total               Rent          Total
                 Expiration       Expiring      Company            Expiring       Minimum
                    Year            GLA           GLA               Leases        Rent (2)
                    ----            ---           ---               ------        --------

                    (1)            450,302         1.8%      $     5,656,084         1.9%
                    2002         1,451,595         5.8%           22,124,313         7.4%
                    2003         2,054,554         8.1%           29,369,681         9.8%
                    2004         2,373,349         9.4%           34,884,238        11.6%
                    2005         2,529,565        10.0%           34,392,642        11.5%
                    2006         2,664,332        10.6%           36,394,641        12.1%
                    2007         1,484,893         5.9%           15,081,403         5.0%
                    2008         1,131,797         4.5%            9,959,194         3.3%
                    2009           877,874         3.5%            9,059,464         3.0%
                    2010         1,122,705         4.5%           12,781,383         4.3%
                    2011         1,099,486         4.4%           13,046,322         4.3%
                              ------------------------------------------------------------
                10 Yr. Total    17,240,452        68.4%      $   222,749,365        74.2%
                              ------------------------------------------------------------

(1) leased currently under month to month rent or in process of renewal
(2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements

         See the property table below and also see Item 7, Management's Discussion and Analysis for further information about Regency's properties.

                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------
FLORIDA

Jacksonville / North Florida
----------------------------
Anastasia                          1993         1988         102,342      94.5%           Publix
Bolton Plaza                       1994         1988         172,938      98.8%             --
Carriage Gate                      1994         1978          76,833      89.6%             --
Courtyard                          1993         1987         137,256     100.0%        Albertson's (4)
Ensley Square                      1997         1977          62,363      18.3%             --
Fleming Island                     1998         2000         127,179      98.4%           Publix
Highlands Square (3)               1998         1999         258,123      90.0%       Publix/Winn-Dixie
Julington Village (5)              1999         1999          81,821     100.0%           Publix
Lynnhaven (3)                      2001         2001          63,871      69.3%           Publix
Millhopper                         1993         1974          84,065     100.0%           Publix
Newberry Square                    1994         1986         180,524      97.2%           Publix
Ocala Corners (3)                  2000         2000          86,771      88.1%           Publix
Old St. Augustine Plaza            1996         1990         175,459      50.0%           Publix
Palm Harbour                       1996         1991         172,758      93.6%           Publix
Pine Tree Plaza                    1997         1999          60,787     100.0%           Publix
Regency Court                      1997         1992         218,648      95.1%             --

South Monroe                       1996         1998          68,840     100.0%         Winn-Dixie
US 301 & SR 100 - Starke           2000                       12,738     100.0%             --
Vineyard (3)                       2001         2001          62,821      70.5%           Publix

Tampa / Orlando
---------------
Beneva Village Shops               1998         1987         141,532      92.7%           Publix
Bloomingdale Square                1998         1987         267,935      99.6%           Publix
Center of Seven Springs            1994         1986         162,580      88.9%         Winn-Dixie
Kings Crossing Sun City (5)        1999         1999          75,020      96.8%           Publix
Mainstreet Square                  1997         1988         107,134      89.5%         Winn-Dixie
Mariner's Village                  1997         1986         117,665      90.8%         Winn-Dixie
Marketplace - St. Petersburg       1995         1983          90,296      85.4%           Publix
Peachland Promenade                1995         1991          82,082      90.8%           Publix
Regency Square                     1993         1986         349,848      94.9%             --
   at Brandon
Regency Village (3), (5)           2000         2000          83,167      75.5%           Publix
Terrace Walk                       1993         1990          50,936      49.7%             --
Town Square (3)                    1997         1999          44,679      49.0%             --
University Collections             1996         1984         106,899      98.2%       Kash N Karry (4)
Village Center-Tampa               1995         1993         180,781      93.5%           Publix
Willa Springs                      2000         2000          83,730      96.5%           Publix

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza                1997         1993         130,924      94.2%         Winn-Dixie
Chasewood Plaza                    1993         1986         141,178      94.3%           Publix
Chasewood Storage                  1993         1986          42,810     100.0%             --
East Port Plaza                    1997         1991         235,842      93.1%           Publix
Martin Downs Village Center        1993         1985         121,946      91.0%             --
Martin Downs Village Shoppes       1993         1998          49,773      87.1%             --
Ocean Breeze                       1993         1985         108,209      85.4%           Publix
Ocean East (5)                     1996         1997         113,328      95.2%         Stuart Foods
Tequesta Shoppes                   1996         1986         109,937      94.3%           Publix
Town Center at Martin Downs        1996         1996          64,546      97.8%           Publix
Wellington Marketplace             1995         1990         171,957      99.4%         Winn-Dixie
Wellington Town Square             1996         1982         105,150      92.7%           Publix

Miami / Ft. Lauderdale
----------------------
Aventura                           1994         1974         102,876      87.7%           Publix
Berkshire Commons                  1994         1992         106,354      98.9%           Publix
Garden Square                      1997         1991          90,258      96.8%           Publix
Palm Trails Plaza                  1997         1998          76,067      98.3%         Winn-Dixie
Shoppes @ 104                      1998         1990         108,190      98.0%         Winn Dixie
Shoppes of Pebblebrooke (3)        2000         2000          76,767      95.3%           Publix
Tamiami Trail                      1997         1987         110,867      98.4%           Publix
University Marketplace             1993         1990         129,121      85.8%        Albertson's (4)
Welleby Plaza                      1996         1982         109,949      86.1%           Publix

Ft. Myers / Cape Coral
----------------------
Grande Oaks (3)                    2000         2000          78,784      72.1%           Publix
                                                         ------------   -----------
Subtotal/Weighted
Average (Florida)                                          6,535,254      90.8%
                                                         ------------   -----------


                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

CALIFORNIA

Los Angeles / Southern CA
-------------------------
Amerige Heights (3)                2000         2000         262,387      93.2%         Albertson's

Bristol and Warner                 1999         1998         121,679      63.5%         Food 4 Less
Campus Marketplace (3)             2000         2000         143,137      85.1%           Ralph's
Costa Verde                        1999         1988         178,621      99.6%         Albertson's
Crossroads Plaza                   1999         1988          60,638     100.0%           Gigante
El Camino Shopping Center          1999         1995         135,883     100.0%       Von's Food & Drug
El Norte Parkway Plaza             1999         1984          87,990      98.5%       Von's Food & Drug
Friars Mission                     1999         1989         145,609     100.0%           Ralph's
Garden Village (3)                 2000         2000         112,012      85.2%         Albertson's
Heritage Plaza                     1999         1981         231,828      99.2%           Ralph's

Morningside Plaza                  1999         1996          91,600      97.4%        Stater Brothers
Newland Center                     1999         1985         166,492      93.0%           Lucky's
Oakbrook Plaza                     1999         1982          83,278      98.1%         Albertson's
Park Plaza (5)                     2001         1991         193,619      95.3%       Von's Food & Drug
Plaza de Hacienda                  1999         1991         127,132     100.0%         Food 4 Less
Plaza Hermosa                      1999         1984          94,940     100.0%        Von's Food & Drug
Rona Plaza                         1999         1989          51,779     100.0%         Food 4 Less
Santa Ana Downtown Plaza           1999         1987         100,305     100.0%         Food 4 Less
Twin Peaks                         1999         1988         198,139      98.6%         Albertson's
Ventura Village                    1999         1984          76,070      96.4%       Von's Food & Drug
Westlake Village Plaza             1999         1975         190,656     100.0%       Von's Food & Drug
Westridge Center (3)               2001         2001          99,367       0.0%         Albertson's
Woodman - Van Nuys                 1999         1992         107,614     100.0%           Gigante

San Francisco / Northern CA
---------------------------
Blossom Valley                     1999         1990          93,314     100.0%           Safeway
Corral Hollow (3),(5)              2000         2000         168,238      96.3%           Safeway
Country Club Village               1999         1994         111,251     100.0%           Ralph's
Diablo Plaza                       1999         1982          63,265     100.0%          Safeway (4)
El Cerrito Plaza (3)               2000         2000         258,091      81.7%           Lucky's

El Dorado Hills (3)                2000         2000         112,596      84.9%           Ralph's
Encina Grande                      1999         1965         102,499     100.0%           Safeway
Loehmann's Plaza                   1999         1983         113,310     100.0%          Safeway (4)
Powell Street Plaza                2001         1987         165,920      99.2%        Trader Joe's
Prairie City Crossing              1999         1999          82,503      98.1%           Safeway
San Leandro                        1999         1982          50,432     100.0%          Safeway (4)
Sequoia Station                    1999         1996         103,148     100.0%          Safeway (4)

Strawflower Village                1999         1985          78,827      97.0%           Safeway
Tassajara Crossing                 1999         1990         146,188      98.4%           Safeway
West Park Plaza                    1999         1996          88,103     100.0%           Safeway
Woodside Central                   1999         1993          80,591     100.0%             --
                                                         ------------   -----------
Subtotal/Weighted
Average (California)                                       4,879,051      94.4%
                                                         ------------   -----------
TEXAS

Austin
------
Hancock Center                     1999         1998         410,438      98.7%           H.E.B.
Market @ Round Rock                1999         1987         123,347      98.8%         Albertson's
North Hills Town Center            1999         1995         144,019      95.0%           H.E.B.

Dallas / Ft. Worth
Arapaho Village                    1999         1997         103,073      97.9%          Tom Thumb
Bethany Park Place                 1998         1998          74,067     100.0%           Kroger
Casa Linda Plaza                   1999         1997         324,639      86.3%         Albertson's

Cooper Street                      1999         1992         133,196     100.0%             --



                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

TEXAS

Austin (continued)
------------------

Creekside Plaza (5)                1998         1998          96,816      98.6%           Kroger
Harwood Hills Village              1999         1996         122,538      92.5%          Tom Thumb
Hebron Park (5)                    1999         1999          46,800      94.0%        Albertson's (4)
Hillcrest Village                  1999         1991          14,530     100.0%             --
Keller Town Center                 1999         1999         114,822      87.4%          Tom Thumb
Lebanon/Legacy Center (3)          2000         2000          57,690      24.5%        Albertson's (4)
MacArthur Park Phase I             1999         2000          38,987     100.0%             --
MacArthur Park Phase II (5)        1999         1999         198,672      99.4%           Kroger
Market @ Preston Forest            1999         1990          90,171     100.0%          Tom Thumb
Matlock Center (3)                 2000         2000          40,139      29.3%             --
Mills Pointe                       1999         1986         126,186      97.1%          Tom Thumb
Mockingbird Commons                1999         1987         121,564      87.6%          Tom Thumb

TEXAS
Dallas / Ft. Worth (continued)
------------------------------
Northview Plaza                    1999         1991         116,016      90.3%           Kroger
Overton Park Plaza (5)             2001         1991         350,856      87.7%         Albertson's

Prestonbrook Crossing              1998         1998          91,274      96.9%           Kroger
Preston Park Village               1999         1985         273,647      79.0%          Tom Thumb

Prestonwood Park                   1999         1999         101,024      83.6%        Albertson's (4)
Ridglea Plaza                      1999         1986         197,601      86.4%          Tom Thumb
Shiloh Springs                     1998         1998         110,055      95.9%           Kroger
Southlake - Village Center (5)     1998         1998         118,092      97.5%           Kroger
Southpark                          1999         1997         146,758      94.6%         Albertson's
Tarrant Parkway Plaza              1999         1999          33,057      95.9%        Albertson's (4)
The Village                        1999         1982          95,149      91.5%          Tom Thumb
Trophy Club Plaza                  1999         1999         125,073      86.3%          Tom Thumb
Valley Ranch Centre                1999         1997         117,187      95.1%          Tom Thumb

Houston
-------
Champions Forest                   1999         1983         115,247      99.3%        Randall's Food
Coles Center (3)                   2001         2001          42,261      42.6%
Fort Bend Market (3)               2000         2000          30,227      32.6%           Kroger
Sweetwater Plaza                   2001         2000         134,045      96.7%           Kroger
                                                         ------------   -----------
Subtotal/Weighted
Average (Texas)                                            4,579,263      90.5%
                                                         ------------   -----------
GEORGIA

Atlanta
-------
Ashford Place                      1997         1993          53,346     100.0%             --
Briarcliff LaVista                 1997         1962          39,203      85.4%             --
Briarcliff Village                 1997         1990         183,965      97.2%           Publix
Buckhead Court                     1997         1984          55,229      92.3%             --
Cambridge Square                   1996         1979          69,649      88.1%           Kroger
Cromwell Square                    1997         1990          70,282      95.1%             --
Cumming 400                        1997         1994         126,900      98.6%           Publix
Delk Spectrum                      1998         1991         100,880     100.0%           Publix
Dunwoody Hall                      1997         1986          89,511      86.7%           Publix
Dunwoody Village                   1997         1975         114,658      65.8%             --
Killian Hill Center (3)            2000         2000         113,321      85.9%           Publix
Loehmann's Plaza                   1997         1986         137,635      89.2%             --
Lovejoy Station                    1997         1995          77,336     100.0%           Publix
Memorial Bend                      1997         1995         177,283      95.4%           Publix
Orchard Square (3)                 1995         1987          93,221      91.6%           Publix
Paces Ferry Plaza                  1997         1987          61,696     100.0%             --
Powers Ferry Square                1997         1987          97,812      94.5%           Harry's
Powers Ferry Village               1997         1994          78,995      99.9%           Publix
Rivermont Station                  1997         1996          90,267      98.6%           Kroger
Roswell Village (5)                1997         1997         143,980      93.3%           Publix
Russell Ridge                      1994         1995          98,558     100.0%           Kroger

                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

GEORGIA

Atlanta (continued)
-------------------

Sandy Plains Village               1996         1992         175,035      93.1%           Kroger
Sandy Springs Village              1997         1997          45,040     100.0%             --

Other Markets
Evans Crossing                     1998         2001          92,052      96.9%           Kroger
LaGrange Marketplace               1993         1989          76,327      91.9%         Winn-Dixie
Parkway Station                    1996         1983          94,290      81.8%           Kroger
                                                         ------------   -----------
Subtotal/Weighted
Average (Georgia)                                          2,556,471      92.9%
                                                         ------------   -----------
OHIO

Cincinnati
----------
Beckett Commons                    1998         1995         112,936      97.5%           Kroger
Cherry Grove                       1998         1997         195,497      89.4%           Kroger
Hyde Park Plaza                    1997         1995         374,544      89.8%       Kroger/Thriftway

Regency Milford Center (3)         2001         2001         109,125      81.3%           Kroger
Shoppes at Mason                   1998         1997          80,800      95.0%           Kroger
Westchester Plaza                  1998         1988          88,181      98.4%           Kroger

OHIO

Columbus
--------
East Pointe                        1998         1993          86,524      96.8%           Kroger
Kingsdale (3)                      1997         1999         270,470      66.7%          Big Bear
Kroger New Albany Center (5)       1999         1999          91,805      91.6%           Kroger
North Gate/(Maxtown)               1998         1996          85,100     100.0%           Kroger
Park Place                         1998         1988         106,833      94.6%          Big Bear
Windmiller Plaza                   1998         1997         120,509      95.4%           Kroger
Worthington Park Centre            1998         1991          93,095      91.2%           Kroger

Toledo
------
Cherry Street Center               2000         2000          54,660     100.0%         Farmer Jack
                                                         ------------   -----------
Subtotal/Weighted
Average (Ohio)                                             1,870,079      88.9%
                                                         ------------   -----------
NORTH CAROLINA

Asheville
---------
Oakley Plaza (5)                   1997         1988         118,728     100.0%            Bi-Lo

Charlotte
---------
Carmel Commons                     1997         1979         132,651      97.0%         Fresh Market
City View Shopping Center          1996         1993          77,552     100.0%         Winn-Dixie
Union Square Shopping Center       1996         1989          97,191      98.6%         Harris Teeter

Greensboro
----------
Kernersville Marketplace           1998         1997          72,590     100.0%         Harris Teeter
Sedgefield Village (3)             2000         2000          56,630      79.3%          Food Lion

Raleigh / Durham
Bent Tree Plaza                    1998         1994          79,503     100.0%           Kroger
Garner Town Square                 1998         1998         221,576     100.0%           Kroger

Glenwood Village                   1997         1983          42,864      94.4%         Harris Teeter
Lake Pine Plaza                    1998         1997          87,691      94.4%           Kroger
Maynard Crossing                   1998         1997         122,814      91.3%           Kroger


                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

Greensboro (continued)
----------------------+

Southpoint Crossing                1998         1998         103,128     100.0%           Kroger
Woodcroft Shopping Center          1996         1984          89,833      99.3%          Food Lion
                                                         ------------   -----------
Subtotal/Weighted
Average (North Carolina)                                   1,302,751      97.3%
                                                         ------------   -----------
COLORADO

Colorado Springs
----------------
Cheyenne Meadows                   1998         1998          89,893      97.7%         King Soopers
Jackson Creek                      1998         1999          85,263     100.0%         King Soopers
Woodmen Plaza                      1998         1998         104,558     100.0%         King Soopers

Denver
------
Boulevard Center                   1999         1986          88,511     100.0%          Safeway (4)
Buckley Square                     1999         1978         111,146     100.0%         King Soopers
Crossroads Commons (5)             2001         1986         144,288      97.4%          Whole Foods
Leetsdale Marketplace              1999         1993         119,916     100.0%           Safeway
Littleton Square                   1999         1997          94,257     100.0%         King Soopers
Lloyd King Center                  1998         1998          83,326     100.0%         King Soopers
Redlands Marketplace (3)           1999         1999          14,469      71.2%        Albertson's (4)
Stroh Ranch                        1998         1998          86,432     100.0%         King Soopers
Willow Creek Center (5)            2001         1985         166,421      97.8%           Safeway
                                                         ------------   -----------
Subtotal/Weighted
Average (Colorado)                                         1,188,480      98.8%
                                                         ------------   -----------
WASHINGTON

Seattle
-------
Cascade Plaza (5)                  1999         1999         217,633      98.8%           Safeway
Inglewood Plaza                    1999         1985          17,253     100.0%             --
James Center                       1999         1999         140,510      94.4%          Fred Myer
Lake Meridian                      1999         1989         165,210      95.0%         Albertson's
Pine Lake Village                  1999         1989         100,953     100.0%         Quality Foods
Sammamish Highlands                1999         1992         101,289     100.0%          Safeway (4)
South Point Plaza                  1999         1997         190,455      98.7%        Cost Cutters

Southcenter                        1999         1990          58,282     100.0%             --
Thomas Lake Center                 1999         1998         103,872     100.0%         Albertson's
                                                         ------------   -----------

Subtotal/Weighted
Average (Washington)                                       1,095,457      98.1%
                                                         ------------   -----------
OREGON

Portland
--------
Cherry Park Market                 1999         1997         113,518      88.6%           Safeway
Murrayhill Marketplace             1999         1988         149,214      87.6%          Thriftway
Port of Portland (3)               2000         2000          67,359      95.5%         Albertson's
Sherwood Crossroads (3)            1999         1999          89,266      79.9%           Safeway
Sherwood Market Center             1999         1995         124,256      98.1%         Albertson's
Sunnyside 205                      1999         1988          53,279      92.3%             --
Walker Center                      1999         1987          89,624      97.8%             --
West Hills                         1999         1998          53,579     100.0%             QFC
                                                         ------------   -----------
Subtotal/Weighted
Average (Oregon)                                             740,095      91.8%
                                                         ------------   -----------


                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

ALABAMA

Birmingham
----------
Southgate Village Shopping
   Center (3)                      2001         1988          75,158      94.5%           Publix
Trace Crossing Shopping
   Center (3)                      2001         2001          74,220      69.3%           Publix
Villages of Trussville             1993         1987          69,280      79.8%           Bruno's
West County Marketplace            1993         1987         129,155     100.0%        Food World (4)

Montgomery
----------

Country Club Centre                1993         1991          67,622      97.8%         Winn-Dixie

Other Markets
-------------
Bonner's Point                     1993         1985          87,282      98.6%         Winn-Dixie
The Marketplace                    1993         1987         162,723      95.5%         Winn-Dixie

Subtotal/Weighted
Average (Alabama)                                            665,440      92.3%
                                                         ------------   -----------
ARIZONA

Phoenix
-------
Carefree Marketplace (3)           2000         2000          24,697      47.0%          Fry's (4)
Ocotillo Center (3)                2000         2000          40,764      92.3%           Safeway
Palm Valley Marketplace (5)        2001         1999         107,630      96.3%           Safeway
Paseo Village                      1999         1998          92,435      97.7%            ABCO
Pima Crossing                      1999         1996         236,499     100.0%             --
South Mountain Shopping
   Center (3)                      2000         2000          26,341      61.3%          Safeway (4)
Stonebridge Center (3)             2000         2000          30,235      37.2%          Safeway (4)
The Provinces (3)                  2000         2000          34,241      66.7%          Safeway (4)

Tuscon
------
Vistoso Center (3)                 2000         2000          34,770      66.8%          Safeway (4)
                                                         ------------   -----------
Subtotal/Weighted
Average (Arizona)                                            627,612      88.1%
                                                         ------------   -----------
TENNESSEE

Nashville
---------
Harpeth Village                    1997         1998          70,091     100.0%         Albertson's
Hwy 41 & Hwy 55                    1999         1999          10,908     100.0%             --
Hwy 46 & Hwy 70 (Dickson)          1998         1998          10,908     100.0%             --
Nashboro Village                   1998         1998          86,811     100.0%           Kroger
Nolensville & Thompson Lane        1998         1998          10,908     100.0%             --
Northlake Village                  2000         1988         151,629      98.1%           Kroger
Peartree Village                   1997         1997         114,795     100.0%         Harris Teeter
Tulip Grove & Old Hickory          1998         1998          13,905     100.0%             --
Tullahoma                          2000         2000          13,905     100.0%             --
West End Avenue                    1998         1998          10,000     100.0%             --
                                                         ------------   -----------
Subtotal/Weighted
Average (Tennessee)                                          493,860      99.4%
                                                         ------------   -----------
VIRGINIA

Other Virginia
--------------
Big Bethal & Mercury               1999         1999          10,908     100.0%             --
Brookville Plaza (5)               1998         1991          63,664      96.2%           Kroger
High & Airline                     2000         2000          10,908     100.0%             --
Statler Square                     1998         1996         133,660      97.9%           Kroger


                                                Year        Gross
                                   Year         Con-        Leasable     Percent          Grocery
Property Name                     Acquired   structed (1)  Area (GLA)    Leased (2)       Anchor
--------------------------------------------------------------------------------------------------------

Washington D.C.
---------------
Ashburn Farms Market Center (3)    2000         2000          92,002      83.6%            Giant
Chesire Station (3)                2000         2000          97,226      88.6%           Safeway
                                                         ------------   -----------
Subtotal/Weighted
Average (Virginia)                                           408,368      92.3%
                                                         ------------   -----------
MISSOURI
--------
Olde Towne Plaza (3)               2000         2000         287,678      92.1%             --

St. Ann Square                     1998         1986          82,498      92.9%          National
                                                         ------------   -----------
Subtotal/Weighted
Average (Missouri)                                           370,176      92.3%
                                                         ------------   -----------
KENTUCKY
--------
Covington - Advanced Auto          2000         2000           7,000     100.0%             --
Elsmere - Advanced Auto            2000         2000           7,000     100.0%             --
Franklin Square                    1998         1988         201,403      92.0%           Kroger

Newport Advanced Auto              2000         2000           7,000     100.0%             --
Silverlake Shopping Center         1998         1988          99,286      97.3%           Kroger
                                                         ------------   -----------
Subtotal/Weighted
Average (Kentucky)                                           321,689      94.2%
                                                         ------------   -----------
ILLINOIS
--------
Hinsdale Lake Commons              1998         1986         178,601      86.4%          Dominick's
Westbrook Commons                  2001         1984         121,561      99.2%          Dominick's

Subtotal/Weighted
Average (Illinois)                                           300,162      91.6%
                                                         ------------   -----------
MICHIGAN
--------
Fenton Marketplace                 1999         1999          97,224      92.8%         Farmer Jack
Lakeshore Village                  1998         1996          85,940      87.3%           Kroger
Waterford Towne Center             1998         1998          91,921      88.0%           Kroger
                                                         ------------   -----------
Subtotal/Weighted
Average (Michigan)                                           275,085      89.5%
                                                         ------------   -----------
SOUTH CAROLINA
--------------
Main & Meeting                     1999         1999          10,908     100.0%             --
Merchants Village (5)              1997         1997          79,724     100.0%           Publix
Queensborough (5)                  1998         1993          82,333     100.0%           Publix
Rhett and Remount                  1999         1999          10,908     100.0%             --
Rosewood Shopping Center (3)       2001         2001          57,668      84.4%           Publix
                                                         ------------   -----------
Subtotal/Weighted
Average (South Carolina)                                     241,541      96.3%
                                                         ------------   -----------
DELAWARE
--------
Pike Creek Shopping Center         1998         1981         229,510      99.2%            Acme
White Oak - Dove DE                2000         2000          10,908     100.0%             --

Subtotal/Weighted
Average (Deleware)                                           240,418      99.3%
                                                         ------------   -----------




MISSISSIPPI
-----------
Columbia Marketplace               1993         1988         136,002      98.5%         Winn-Dixie
Lucedale Marketplace               1993         1989          49,059      97.6%         Winn-Dixie
                                                         ------------   -----------
Subtotal/Weighted
Average (Mississippi)                                        185,061      98.3%
                                                         ------------   -----------
NEW JERSEY
----------
Atlantic City                      1999         1999          10,908     100.0%             --
Cape May (Bayshore & Breakwater)   1999         1999          12,739     100.0%             --
Echelon Village Plaza (3)          2000         2000          88,993      81.1%         Genuardi's

Subtotal/Weighted
Average (New Jersey)                                         112,640      85.0%
                                                         ------------   -----------
WYOMING
-------
Dell Range                         1999         1999          87,777     100.0%         King Soopers
                                                         ------------   -----------
MARYLAND
--------
Fallston - Goodyear (3)            2001         2001           6,763     100.0%             --
                                                         ------------   -----------
PENNSYLVANIA
------------
Hershey - Goodyear                 2000         2000           6,000     100.0%             --
                                                         ------------   -----------


Total Weighted Average                                    29,089,493      92.7%
                                                         ============   ===========


                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
-----------------------------------------------------------------------------------------------------------------------------

FLORIDA

Jacksonville / North Florida
----------------------------
Anastasia                                       --                          Hallmark, Starbucks, Mailboxes
Bolton Plaza                           Wal-Mart, Blockbuster           Radio Shack, Payless Shoes, Mailboxes , Cato
Carriage Gate                                 TJ Maxx                    Brueggers Bagels, Bedfellows, Kinko's
Courtyard                                     Target                                      --
Ensley Square                                   --                     Radio Shack, Firehouse Subs, Amsouth Bank
Fleming Island                              Stein Mart                  Mail Boxes, Etc., Radio Shack, Hallmark
Highlands Square (3)               Eckerd, Big Lots, Bealls Outlet        Hair Cuttery, Rent Way, Radio Shack
Julington Village (5)                           --                       Mailboxes, Etc., H&R Block, Hallmark
Lynnhaven (3)                                   --                                     --
Millhopper                            Eckerd, Jo-Ann Fabrics           Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                        Kmart, Jo-Ann Fabrics            H & R Block, Cato Fashions, Olan Mills
Ocala Corners (3)                               --                        Mail Boxes, Etc., GNC, Cici's Pizza
Old St. Augustine Plaza                       Eckerd                   Mail Boxes, Etc., Hallmark, Hair Cuttery, GNC
Palm Harbour                         Eckerd, Bealls, Blockbuster       Mail Boxes, Etc., Hallmark, Merle Norman
Pine Tree Plaza                                 --                        Great Clips, CiCi's Pizza, Hallmark
Regency Court                          CompUSA, Office Depot           H&R Block, Mail Boxes Etc., Payless Shoes
                                  Sports Authority, Ashley Furniture     Loop Restaurant, Longhorn Steakhouse
South Monroe                                Blockbuster                      Rent-A-Center, H&R Block, GNC
US 301 & SR 100 - Starke                      Eckerd                                      --
Vineyard (3)                                    --                                        --

Tampa / Orlando
---------------
Beneva Village Shops               Walgreen's, Ross Dress for Less        Movie Gallery, GNC, Hallmark, H&R Block
Bloomingdale Square              Wal-Mart, Beall's, Blockbuster Video  Radio Shack, H&R Block, Hallmark, Ace Hardware
Center of Seven Springs                        Kmart                            State Farm, H & R Block
Kings Crossing Sun City (5)                     --                     Hallmark, Mail Boxes Etc., Sally Beauty Supply
Mainstreet Square                           Walgreen's                  Rent-A-Center, Discount Auto Parts, NY Pizza
Mariner's Village                     Walgreen's, Blockbuster          Supercuts, World Gym, Allstate Insurance
Marketplace - St. Petersburg                    --                       Mail Boxes, Etc., Starbucks, Quizno's
Peachland Promenade                             --                           Southern Video, Hallmark, GNC
Regency Square                             TJ Maxx, AMC                Famous Footwear, Hobbytown USA, Lenscrafters
   at Brandon                       Staples, Michaels, Marshalls       S&K Famous Brands, Shoe Carnival, Quizno's
Regency Village (3), (5)                        --                                Sony JVC Superstore
Terrace Walk                         CitiFinancial Mortage Co.              Cici's Pizza, Norwest Financial
Town Square (3)                           Pier 1 Imports                    Panera Bread, Alltel, Starbucks
University Collections                Eckerd, Jo-Anns Fabrics             Hallmark, Dockside Imports, Kinkos
Village Center-Tampa              Walgreen's, Stein Mart, Blockbuster   Mens Warehouse, Penera Bread, Quizno's
Willa Springs                                   --                     Hallmark, Radio Shack, Starbucks, Mail Boxes Etc.

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza               Walgreen's, World Gym, Blockbuster   Hair Cuttery, Baskin Robbins, Dunkin Donuts
Chasewood Plaza                      Beall's, Books-A-Million          Hallmark, GNC, Supercuts, Allstate Insurance
Chasewood Storage                               --                                        --
East Port Plaza                   Walgreen's, Kmart, Sears Homelife         H & R Block, GNC, Subway, Cato
Martin Downs Village Center            Beall's, Coastal Care           Payless Theater, Hallmark, Bank of America
Martin Downs Village Shoppes                Walgreen's                           Allstate, H&R Block,
Ocean Breeze                         Walgreen's, Coastal Care                 Mail Box Plus, World Travel
Ocean East (5)                             Coastal Care                Mail Boxes, Bank of America, Royal Dry Cleaners
Tequesta Shoppes                          Beall's Outlet                Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Downs                     --                     Mail Boxes, Prudential FL Realty, Champs Hair
Wellington Marketplace            Walgreen's, Wellington 8 Theater     Club Fitnessworks, Pak Mail, Subway, Papa John's
Wellington Town Square                        Eckerd                   Mail Boxes, State Farm, Coldwell Banker, Remax

Miami / Ft. Lauderdale
----------------------
Aventura                                  Eckerd, Humana                Footlabs, Bank United, Lady of America
Berkshire Commons                           Walgreen's                     H & R Block, Century 21, Allstate
Garden Square                           Eckerd, Blockbuster             Subway, GNC, Hair Cuttery, Lady of America
Palm Trails Plaza                               --                      Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                           Navarro Pharmacies                   Mail Boxes Etc., GNC, Subway
Shoppes of Pebblebrooke (3)                     --                       Mail Boxes Etc., Nationwide Insurance
Tamiami Trail                           Eckerd, Blockbuster            Mail Boxes, Etc., Radio Shack, Lady of America
University Marketplace                 Beverly's Pet Center            H & R Block, Mail Boxes Etc., Olan Mills
Welleby Plaza                               Walgreen's                  H & R Block, Mail Boxes Plus, Pizza Hut

Ft. Myers / Cape Coral
----------------------
Grande Oaks (3)                                 --                                        --

Subtotal/Weighted
Average (Florida)


                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

CALIFORNIA

Los Angeles / Southern CA
-------------------------
Amerige Heights (3)                Target(4), Barnes & Noble, Ross     Famous Footwear, Pier 1 Imports, Hallmark
                                     Linen's 'N Things, Old Navy           Starbucks, Mail Boxes, Etc., GNC
Bristol and Warner                        Banner Central                 Anna's Linens, Radio Shack, Domino's
Campus Marketplace (3)                Long's Drugs, Blockbuster        Radio Shack, Mail Boxes Etc., Starbucks, Subway
Costa Verde                         Petco, Bookstar, Blockbuster           US Post Office, Subway, Starbucks
Crossroads Plaza                                --                                        --
El Camino Shopping Center                  Sav-On Drugs                Kinkos, Bank of America, Subway, Radio Shack
El Norte Parkway Plaza                          --                     Our Fitness, Great Clips, Lens-4-Less Optical
Friars Mission                        Long's Drugs, Blockbuster        H&R Block, Mail Boxes Etc., Subway, Starbucks
Garden Village (3)                           Rite Aid                     Starbucks, Peoples Bank, Supercuts
Heritage Plaza                       Sav-On Drugs, Ace Hardware        Bank of America, Hollywood Video, Quizno's
                                                                       Radio Shack, Mail Boxes Etc., Farmers Insurance
Morningside Plaza                               --                         Hallmark, Subway, Mail Boxes Etc.
Newland Center                                  --                       Wells Fargo Bank, Kinko's, Starbucks
Oakbrook Plaza                             Long's Drugs                  Century 21, TCBY Yogurt, Subway, GNC
Park Plaza (5)                        Sav-On Drugs, Petco, Ross           Radio Shack, TCBY, Subway, Hallmark
Plaza de Hacienda                               --                      Kragen Auto Parts, Taco Bell, Colortyme
Plaza Hermosa                          Sav-On Drugs, Blockbuster           Hallmark, Mail Boxes Etc., R.S.V.P.
Rona Plaza                                 NAMS Pharmacy                      Home Video, Acapulco Travel
Santa Ana Downtown Plaza                    Blockbuster                 Little Caesars Pizza, Payless Shoes, Taco Bell
Twin Peaks                                    Target                      Starbucks, Subway, GNC, Clothestime
Ventura Village                             Blockbuster                     Papa Johns Pizza, Fantastic Sams
Westlake Village Plaza                Long's Drugs, Blockbuster        Bank of America, Citibank, Total Woman, Starbucks
Westridge Center (3)                        Walgreen's                                    --
Woodman - Van Nuys                              --                      Supercuts, H&R Block, Chief Auto Parts

San Francisco / Northern CA
---------------------------
Blossom Valley                             Long's Drugs                US Post Office, Hallmark, Great Clips, Starbucks
Corral Hollow (3),(5)              Long's Drugs, Orchards Hardware        Precision Cuts, Starbucks, Quizno's
Country Club Village                  Long's Drugs, Blockbuster                  Subway, GNC, Starbucks
Diablo Plaza                        Long's Drugs, Jo-Ann Fabrics        Hallmark, Mail Boxes Etc., Clothestime
El Cerrito Plaza (3)                Long's Drugs, Barnes & Noble       Pier 1 Imports, Mail Boxes Etc., GNC, Starbucks
                                   Bed, Bath & Beyond, Ross, Petco         See's Candies, Allstate Insurance
El Dorado Hills (3)                         Long' Drugs                          Starbucks, Supercuts
Encina Grande                         Walgreens, Blockbuster               Radio Shack, Mail Boxes, Applebees
Loehmann's Plaza                      Long's Drugs, Loehmann's          Starbucks, Hallmark, Blockbuster Video
Powell Street Plaza                 Ross, Old Navy, Circuit City        Jo-Ann Fabrics, Pier 1 Imports, Starbucks
Prairie City Crossing                           --                        Great Clips, Radio Shack, Starbucks
San Leandro                                 Blockbuster                Radio Shack, Hallmark, Mail Boxes Etc., GNC
Sequoia Station                       Long's Drugs, Old Navy              Starbucks, Dress Barn, Sees Candies
                                 Barnes and Noble, The Wherehouse
Strawflower Village                        Long's Drugs                    Hallmark, Mail Boxes Etc., Subway
Tassajara Crossing                   Long's Drugs, Ace Hardware             Citibank, Hallmark, Petco, GNC
West Park Plaza                        Rite Aid, Blockbuster            Starbucks, Supercuts, Kragen Auto Parks
Woodside Central                      Marshalls, Discovery Zone          Hollywood Video, Pier 1 Imports, GNC

Subtotal/Weighted
Average (California)

TEXAS

Austin
------
Hancock Center                    Sears, Old Navy, Petco, Mars Music       Hollywood Video, Radio Shack, GNC
Market @ Round Rock                    Color Tile and Carpet             Radio Shack, H&R Block, Merle Norman
North Hills Town Center                   Hollywood Video                    Goodyear, Clothestime, Subway

Dallas / Ft. Worth
Arapaho Village                       Arapaho Village Pharmacy         H&R Block, Hallmark, GNC, Mail Boxes Etc.
Bethany Park Place                          Blockbuster                Lady of America, Mr. Parcel, Fantastic Sams
Casa Linda Plaza                     Eckerd, Petco, Blockbuster        Starbucks, Supercuts, H&R Block, Rack Room
                                     24 Hour Fitness, Colberts         Mail Boxes Etc., Great Clips, Allstate Insurance
Cooper Street                        Circuit City, Office Max,         Jo-Ann Fabrics, Mail Boxes Etc., State Farm
                                          Sears Homelife


                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

TEXAS

Austin (continued)
------------------

Creekside Plaza (5)                             --                     Hollywood Video, CICI's Pizza, Lady of America
Harwood Hills Village                           --                        Good Year, Sport Clips, Pac N Mail
Hebron Park (5)                             Blockbuster                 Lady America, Hallmark, GNC, Starbucks
Hillcrest Village                           Blockbuster                            American Airlines
Keller Town Center                              --                         Pizza Hut, Radio Shack, Starbucks
Lebanon/Legacy Center (3)                       --                     Bank of America, Great Clips, State Farm
MacArthur Park Phase I                    Pier I Imports                     Men's Warehouse, Sport Clips
MacArthur Park Phase II (5)       Linens 'N Things, Barnes & Noble      Gap, Hallmark, Great Clips, Marble Slab
Market @ Preston Forest                        Petco                         Nations Bank, Fantastic Sams
Matlock Center (3)                         Wal-Mart (4)                     State Farm, Subway, Great Clips
Mills Pointe                                Blockbuster                 Hallmark, H&R Block, Subway, State Farm
Mockingbird Commons                             --                     State Farm, GNC, Starbucks, Hallmark, CATO

TEXAS
Dallas / Ft. Worth (continued)
------------------------------
Northview Plaza                             Blockbuster                        Merle Norman, Lamour Nails
Overton Park Plaza (5)            Home Depot, Circuit City, TJ Maxx    Blockbuster, Clothestime, Starbucks, Subway
                                  Oshman's, Office Depot, Petsmart        Radio Shack, TCBY Yogurt, Supercuts
Prestonbrook Crossing                           --                     Coldwell Banker, GNC, Supercuts, Quizno's
Preston Park Village              Gap, Blockbuster, Williams Sonoma    Bath & Body Works, Mail Boxes Etc., Starbucks
                                                                          Talbots, Baby Gap, Gap, Wolf Camera
Prestonwood Park                            Blockbuster                Hallmark, Great Clips, Mail Boxes Etc., Subway
Ridglea Plaza                           Eckerd, Stein Mart              Radio Shack, Mail Boxes Etc., Pro-Cuts
Shiloh Springs                              Blockbuster                 GNC, Great Clips, Quizno's, Radio Shack
Southlake - Village Center (5)              Blockbuster                 Radio Shack, Papa Johns, Smoothie King
Southpark                                     Bealls                        H&R Block, GNC, Mail Boxes Etc.
Tarrant Parkway Plaza                       Blockbuster                      Hallmark, Subway, Great Clips
The Village                                     --                      Famous Footwear, Hallmark, Boston Market
Trophy Club Plaza                     Walgreens, Blockbuster            Bank of America, Subway, Radio Shack, GNC
Valley Ranch Centre                             --                      Mail Boxes Etc., GNC, H&R Block, Subway

Houston
-------
Champions Forest                              Eckerd                       Mail Boxes Etc., GNC, Sport Clips
Coles Center (3)                 Randall's Food                            Paradise Pools, Postnet, Quizno's
Fort Bend Market (3)                            --                            Mailbox Depot, Great Clips
Sweetwater Plaza                            Walgreen's                 Calico Corners, Sport Clips, Gateway Country

Subtotal/Weighted
Average (Texas)

GEORGIA

Atlanta
-------

Ashford Place                             Pier 1 Imports                Baskin Robbin, Mail Boxes, Merle Norman
Briarcliff LaVista                         Drug Emporium                           Blue Risson Grill
Briarcliff Village                  TJ Maxx, Office Depot, Petco             Subway, Party City, H&R Block
Buckhead Court                               Pavillion                  Bellsouth Mobility, Outback Steakhouse
Cambridge Square                                --                       Allstate, AAA Mail & Pkg., Starbucks
Cromwell Square                   CVS Drug, Haverty's, Hancock Fabrics      First Union, Bellsouth Mobility
Cumming 400                                  Big Lots                      Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum                           Eckerd, Blockbuster                 Mail Boxes, Etc., GNC, Hallmark
Dunwoody Hall                                 Eckerd                         Texaco, Blimpie, Nations Bank
Dunwoody Village                                --                         Wolf Camera, Jiffy Lube, Hallmark
Killian Hill Center (3)                                                Nationwide Insurance, Citifinancial, Tuesday Morning
Loehmann's Plaza                   Eckerd, Loehmann's, LA Fitness         Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                             Blockbuster                 Subway, H&R Block, Supercuts, Pak Mail
Memorial Bend                                 TJ Maxx                  Hollywood Video, Pizza Hut, GNC, H & R Block
Orchard Square (3)                              --                     Mail Boxes Unlimited, Choice Cuts, Remax
Paces Ferry Plaza                           Blockbuster                     Sherwin Williams, Nations Bank
Powers Ferry Square                 CVS Drug, Pearl Arts & Crafts            Domino's Pizza, Dunkin Donuts
Powers Ferry Village                         CVS Drug                         Mail Boxes, Etc., Blimpies
Rivermont Station                      CVS Drug, Blockbuster                  Pak Mail, GNC, Wolf Camera
Roswell Village (5)                     Eckerd, Blockbuster            Hallmark, Pizza Hut, Scholtzyky's, Hair Cuttery
Russell Ridge                               Blockbuster                   Pizza Hut, Pak Mail, Hallmark, GNC


                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

GEORGIA

Atlanta
-------

Sandy Plains Village                  Stein Mart, Blockbuster              Hallmark, Mail Boxes Etc., Subway
Sandy Springs Village                  Staples, Blockbuster                    Air Touch, Steinway Piano

Other Markets
Evans Crossing                         Olsen Tire, Blockbuster             Subway, Hair Cuttery, Dollar Tree
LaGrange Marketplace                          Eckerd                   Lee's Nails, It's Fashions, One Price Clothing
Parkway Station                                 --                        H & R Block, Pizza Hut, Super Nails

Subtotal/Weighted
Average (Georgia)

OHIO

Cincinnati
----------
Beckett Commons                             Stein Mart                       Mail Boxes, Etc., Subway, GNC
Cherry Grove                      CVS Drug, TJ Maxx, Hancock Fabric       GNC, Hallmark, Sally Beauty Supply
Hyde Park Plaza                   Walgreen's, Michaels, Blockbuster    Radio Shack, Starbucks, Hallmark, Kinkos
                                   Barnes & Noble, Famous Footwear     Jo-Ann Fabric, US Post Office, Panera Bread
Regency Milford Center (3)                                                    Goodyear, CATO, Great Clips
Shoppes at Mason                            Blockbuster                    Mail Boxes Etc., GNC, Great Clips
Westchester Plaza                               --                              Pizza Hut, Subway, GNC

OHIO

Columbus
--------
East Pointe                            Goodyear, Blockbuster              Mail Boxes, Etc., Hallmark, Subway
Kingsdale (3)                          Stein Mart, Goodyear            Sally Beauty Supply, Jenny Craig, Famous Footware
Kroger New Albany Center (5)                Blockbuster                 Great Clips, Mail Boxes Etc., Blimpies
North Gate/(Maxtown)                            --                            Hallmark, GNC, Great Clips
Park Place                                  Blockbuster                    Mail Boxes Etc., Domino's, Subway
Windmiller Plaza                          Sears Hardware                Radio Shack, Sears Optical, Great Clips
Worthington Park Centre                CVS Drug, Blockbuster                    H&R Block, Radio Shack

Toledo
Cherry Street Center                            --                                        --

Subtotal/Weighted
Average (Ohio)

NORTH CAROLINA

Asheville
---------
Oakley Plaza (5)                       CVS Drug, Western Auto              Little Caesar's, Subway, Postnet
                                          Baby Superstore                   Life Uniform, Household Finance
Charlotte
---------
Carmel Commons                    Eckerd, Blockbuster, Piece Goods     Party City, Radio Shack, Chuck E Cheese's
City View Shopping Center            CVS Drug, Public Library            Bellsouth, Willie's Music, H&R Block
Union Square Shopping Center           CVS Drug, Blockbuster           Mail Boxes, Etc., Subway, TCBY, Rack Room
                                       Consolidated Theatres
Greensboro
----------
Kernersville Marketplace                        --                     Mail Boxes, Little Caesar's, Great Clips
Sedgefield Village (3)                          --                       Great Clips, Kitchen Designs, A-Nails

Raleigh / Durham
Bent Tree Plaza                                 --                      Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                Target (4), Office Max, Blockbuster     Sears Optical, Friedman's Jewelers
                                     Petsmart, United Artists           H & R Block, Shoe Carnival, Dress Barn
Glenwood Village                                --                         Domino's Pizza, Simple Pleasures
Lake Pine Plaza                             Blockbuster                      H & R Block, GNC, Great Clips
Maynard Crossing                            Blockbuster                     Mail Boxes, Etc., GNC, Hallmark


                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

Greensboro (continued)
----------------------

Southpoint Crossing                         Blockbuster                  Wolf Camera, GNC, H&R Block, Hallmark
Woodcroft Shopping Center                   True Value                 Domino's Pizza, Subway, Nationwide Insurance

Subtotal/Weighted
Average (North Carolina)

COLORADO

Colorado Springs
----------------
Cheyenne Meadows                                --                        Hallmark, Nail Center, Cost Cutters
Jackson Creek                                   --                                 Subway, Pak Mail
Woodmen Plaza                                   --                     Hallmark, GNC, Mail Boxes Etc., H&R Block

Denver
------
Boulevard Center                         One Hour Optical               Bennigans, Great Clips, Mail Boxes Etc.
Buckley Square                          True Value Hardware              Hollywood Video, Radio Shack, Subway
Crossroads Commons (5)              Barnes & Noble, Mann Theaters      The Wherehouse, Quizno's, Sally Beauty Supply
Leetsdale Marketplace                       Blockbuster                  Radio Shack, GNC, Checkers Auto Parts
Littleton Square                      Walgreens, Blockbuster           Hallmark, H&R Block, Radio Shack, Great Clips
Lloyd King Center                               --                        GNC, Cost Cutters, Hollywood Video
Redlands Marketplace (3)                    Blockbuster                               Great Clips
Stroh Ranch                                     --                     Cost Cutters, Post Net, Dry Clean Station
Willow Creek Center (5)               Family Fitness, Gateway               Taco Bell, Starbucks, Blimpies

Subtotal/Weighted
Average (Colorado)

WASHINGTON

Seattle
-------
Cascade Plaza (5)                 Long's Drugs, Ross Dress for Less    Bally Total Fitness, JoAnn Fabrics, Fashion Bug
Inglewood Plaza                                 --                         Radio Shack, Subway, Great Clips
James Center                                 Rite Aid                     Kinko's, Hollywood Video, U.S. Bank
Lake Meridian                      Bartell Drugs, 24 Hour Fitness             Mail Boxes Etc., Starbucks
Pine Lake Village                      Rite Aid, Blockbuster             Starbucks, Mail Post, Baskin Robbins
Sammamish Highlands                  Bartell Drugs, Ace Hardware       Hollywood Video, Starbucks, GNC, H&R Block
South Point Plaza                     Rite Aid, Office Depot,             Outback Steakhouse, Mail Boxes Etc.
                                             Pep Boys
Southcenter                          Target (4), Boaters World              Quizno's, Supercuts, Starbucks
Thomas Lake Center                     Rite Aid, Blockbuster                Great Clips, Subway, State Farm


Subtotal/Weighted
Average (Washington)

OREGON

Portland
--------
Cherry Park Market                              --                   Hollywood Video, Subway, Baskin Robbins
Murrayhill Marketplace                   Clarks True Value           Wells Fargo Bank, Great Clips, Allstate
Port of Portland (3)                            --                       Quizno's Starbucks, Great Clips
Sherwood Crossroads (3)                         --                      Great Clips, Starbucks, Quizno's
Sherwood Market Center                          --                     Hallmark, Blimpies, GNC, Supercuts
Sunnyside 205                                   --                     Kinko's, Coldwell Banker, Quizno's
Walker Center                         Sportmart, Blockbuster              Postal Annex, Cruise Masters
West Hills                                  Blockbuster              GNC, Starbucks, Great Clips, State Farm

Subtotal/Weighted
Average (Oregon)



                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

ALABAMA

Birmingham
----------
Southgate Village Shopping
   Center (3)                                Rite Aid                        Subway, Red Wing Shoes
Trace Crossing Shopping
   Center (3)                                   --                                     --
Villages of Trussville                       CVS Drug                        Headstart, Cellular One
West County Marketplace                      Wal-Mart                       GNC, Cato, Payless Shoes

Montgomery
----------
Country Club Centre                          Rite Aid               Radio Shack, Subway, Premiere Video, GNC

Other Markets
-------------
Bonner's Point                               Wal-Mart                      Subway, Cato, Movie Gallery
The Marketplace                   Wal-Mart, Goody's Family Clothing  Domino's Pizza, Subway, Hallmark, CATO

Subtotal/Weighted
Average (Alabama)

ARIZONA

Phoenix
-------
Carefree Marketplace (3)                        --                       Pizza Hut, Subway, Great Clips
Ocotillo Center (3)                             --                     Mail Boxes Etc., Supercuts, Subway
Palm Valley Marketplace (5)                     --                      Alltel, Subway, GNC, Great Clips
Paseo Village                         Walgreens, Blockbuster                Fantastic Sams, McDonalds
Pima Crossing                         Stein Mart, Blockbuster       Pier 1 Imports, Bally Total Fitness, GNC
South Mountain Shopping
   Center (3)                                   --                               Fashion Avenue
Stonebridge Center (3)                          --                    Cost Cutters, Post Net, Port of Subs
The Provinces (3)                               --                   Supercuts, L.A. Nails, New York Bagels

Tuscon
------
Vistoso Center (3)                              --                   Lady of America, L.A. Nails, State Farm

Subtotal/Weighted
Average (Arizona)
TENNESSEE

Nashville
---------
Harpeth Village                             Blockbuster             Mail Boxes, Etc., Heritage Cleaners, Great Clips
Hwy 41 & Hwy 55                               Eckerd                                   --
Hwy 46 & Hwy 70 (Dickson)                     Eckerd                                   --
Nashboro Village                                --                  Hallmark, Fantastic Sams, Cellular Sales
Nolensville & Thompson Lane                   Eckerd                                   --
Northlake Village                  CVS Drug, Petco, Franks Nursery  GNC, Beauty Express, Olan Mills, Rainbow Nails
Peartree Village                        Eckerd, Office Max            Hollywood Video, AAA Auto, Royal Thai
Tulip Grove & Old Hickory                   Walgreen's                                 --
Tullahoma                                   Walgreen's                                 --
West End Avenue                             Walgreen's                                 --

Subtotal/Weighted
Average (Tennessee)

VIRGINIA

Other Virginia
--------------
Big Bethal & Mercury                          Eckerd                                   --
Brookville Plaza (5)                            --                   H&R Block, Cost Cutters, Liberty Mutual
High & Airline                                Eckerd                                   --
Statler Square                           CVS Drug, Staples             Hallmark, H & R Block, Hair Cuttery




                                           Drug Store &                               Other
Property Name                              Other Anchors                             Tenants
--------------------------------------------------------------------------------------------------------------

Washington D.C.
---------------
Ashburn Farms Market Center (3)           Video Warehouse                 Starbucks, Subway, Supercuts
Chesire Station (3)                     Petco, Blockbuster            Radio Shack, Blimpies, Starbucks, GNC

Subtotal/Weighted
Average (Virginia)

MISSOURI
--------
Olde Towne Plaza (3)             Stein Mart, Lowes, Ultimate Electronics     O'Charleys, Beauty First
                                        Marshalls, Homegoods
St. Ann Square                          Bally Total Fitness         Great Clips, US Navy, US Marines, US Army

Subtotal/Weighted
Average (Missouri)

KENTUCKY
--------
Covington - Advanced Auto                       --                                Advanced Auto
Elsmere - Advanced Auto                         --                                Advanced Auto
Franklin Square                   Rite Aid, JC Penney, Office Depot Mail Boxes, Baskin Robbins, Kay Jewelers
                                          Chakers Theatre             Hallmark, Radio Shack, Pier 1 Imports
Newport Advanced Auto                           --                                Advanced Auto
Silverlake Shopping Center                  Blockbuster             CATO, Radio Shack, H&R Block, Great Clips

Subtotal/Weighted
Average (Kentucky)

ILLINOIS
--------
Hinsdale Lake Commons                 Ace Hardware, Blockbuster       Hallmark, Mail Boxes Etc., Fannie Mae
Westbrook Commons                            Walgreen's                Radio Shack, Great Clips, GNC, Remax

Subtotal/Weighted
Average (Illinois)

MICHIGAN
--------
Fenton Marketplace                     Blockbuster, Micheals                        Supercuts
Lakeshore Village                            Rite Aid                     Hallmark, American Travelers
Waterford Towne Center                          --                    Supercuts, Hollywood Video, Starbucks

Subtotal/Weighted
Average (Michigan)

SOUTH CAROLINA
--------------
Main & Meeting                                Eckerd                                   --
Merchants Village (5)                     Firestone Tire             Mail Boxes Etc., Hair Cuttery, Hallmark
Queensborough (5)                          Pet Emporium              Mail Boxes, Etc., Supercuts, Pizza Hut
Rhett and Remount                             Eckerd                                   --
Rosewood Shopping Center (3)

Subtotal/Weighted
Average (South Carolina)

DELAWARE
--------
Pike Creek Shopping Center           Eckerd, K-mart, Blockbuster        Radio Shack, H&R Block, TCBY, GNC
White Oak - Dove DE                           Eckerd                                   --

Subtotal/Weighted
Average (Deleware)




MISSISSIPPI
-----------
Columbia Marketplace                       Wal-Mart (4)              GNC, Payless Shoes, Cato, Movie Gallery
Lucedale Marketplace              Edwards Discount Drugs, Wal-Mart        Subway, Cato, Friendly Video

Subtotal/Weighted
Average (Mississippi)

NEW JERSEY
----------
Atlantic City                                 Eckerd                                   --
Cape May (Bayshore & Breakwater)              Eckerd                                   --
Echelon Village Plaza (3)                       --                      Dunkin Donuts, Hair Cuttery, KFC

Subtotal/Weighted
Average (New Jersey)

WYOMING
-------
Dell Range                                      --                      Great Clips, Hallmark, Starbucks

MARYLAND
--------
Fallston - Goodyear (3)                         --                                  Goodyear

PENNSYLVANIA
------------
Hershey - Goodyear                              --                                  Goodyear



Total Weighted Average


(1)     Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 94.9% for Company shopping centers.
(3)     Property under development or redevelopment.
(4)     Tenant owns its own building.
(5) Owned by a partnership with outside investors in which the Partnership or an affiliate is the general partner.

Item 3.  Legal Proceedings

         Regency is, from time to time, a party to legal proceedings, which arise, in the ordinary course of its business. Regency is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against Regency, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of Regency.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for stockholder vote during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

         Regency's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". Regency currently has approximately 4,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 2001 and 2000.

                                             2001                                             2000
                          -------------------------------------------     ---------------------------------------------
                                                           Cash                                               Cash
     Quarter                  High           Low         Dividends            High             Low         Dividends
      Ended                   Price         Price        Declared             Price           Price         Declared
-----------------------------------------------------------------------------------------------------------------------

March 31               $     25.0000       22.6250          .50              20.9375         18.3125          .48
June 30                      25.5600       23.0000          .50              23.7500         19.2500          .48
September 30                 26.3500       22.7200          .50              24.0000         21.2500          .48
December 31                  27.7500       24.5100          .50              24.0625         20.7500          .48


         Regency intends to pay regular quarterly distributions to its common stockholders. Future distributions will be declared and paid at the discretion of the Board of Directors, and will depend upon cash generated by operating activities, Regency's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. Regency anticipates that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by Regency. Distributions by Regency to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder's common stock. In order to maintain its qualification as a REIT, Regency must make annual distributions to stockholders of at least 90% of its taxable income. Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

         Under the loan agreement with the lenders of Regency's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described in Regency's consolidated financial statements. Also, in the event of any monetary default, Regency may not make distributions to stockholders.

The following describes the registrant's sales of unregistered securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

         No transactions to report during 2001.

Item 6.  Selected Consolidated Financial Data
         (in thousands, except per share data and number of properties)

         The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 2001, for Regency. This information should be read in conjunction with the financial statements of Regency (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                                            2001           2000          1999           1998          1997
                                                            ----           ----          ----           ----          ----
Operating Data:
Revenues:
  Rental revenues                                     $     353,616       331,218       278,960        130,487        88,855
  Service operations revenue                                 31,495        27,226        18,239         11,863         8,448
  Equity in income of investments
     in real estate partnerships                              3,439         3,139         4,688            946            33
                                                        ------------   -----------   -----------    -----------  -------------
      Total revenues                                        388,550       361,583       301,887        143,296        97,336
                                                        ------------   -----------   -----------    -----------  -------------

Operating expenses:
  Operating, maintenance and real
     estate taxes                                            88,975        82,296        67,457         30,844        22,904
  General and administrative and other expenses              24,917        21,870        19,747         15,064         9,964
  Depreciation and amortization                              67,506        59,430        48,612         25,046        16,303
                                                        ------------   -----------   -----------    -----------  -------------
     Total operating expenses                               181,398       163,596       135,816         70,954        49,171
                                                        ------------   -----------   -----------    -----------  -------------

Interest expense, net of interest income                     68,839        67,163        57,870         26,829        18,667
                                                        ------------   -----------   -----------    -----------  -------------
  Income before gain, provision on real estate
      investments and minority interests                    138,313       130,824       108,201         45,513        29,498

Gain (loss) on sale of operating properties                     699         4,507          (233)        10,726           451
Provision for loss on operating properties
  held for sale                                              (1,595)      (12,995)            -              -             -
                                                        ------------   -----------   -----------    -----------  -------------

     Income before minority interests                       137,417       122,336       107,968         56,239        29,948

Minority interest preferred unit distributions              (33,475)      (29,601)      (12,368)        (3,359)            -
Minority interest of exchangeable
    Partnership units                                        (2,557)       (2,492)       (2,898)        (1,826)       (2,042)
Minority interest of limited partners                          (721)       (2,632)       (2,856)          (464)         (505)
                                                        ------------   -----------   -----------    -----------  -------------
     Net income                                             100,664        87,611        89,846         50,590        27,402
Preferred stock dividends                                    (2,965)       (2,817)       (2,245)              -            -
                                                        ------------   -----------   -----------    -----------  -------------
     Net income for common stockholders               $      97,699        84,794        87,601         50,590        27,402
                                                        ============   ===========   ===========    ===========  =============
Net income for common stockholders per share:
     Basic                                            $        1.70          1.49          1.61           1.80          1.28
                                                        ============   ===========   ===========    ===========  =============

     Diluted                                          $        1.69          1.49          1.61           1.75          1.23
                                                        ============   ===========   ===========    ===========  =============

Other Data:
  Common stock outstanding                                   57,601        56,898        56,924         25,489        23,992
  Common Units, preferred stock and Class B
      Common stock outstanding                                3,043         3,150         3,565          4,337         3,550
  Company owned gross leasable area                          29,089        27,991        24,769         14,652         9,981
  Number of properties (at end of year)                         272           261           216            129            89
  Ratio of earnings to fixed charges                            1.7           1.7           1.9            2.1           2.3
  Common dividends per share                          $        2.00          1.92          1.84           1.76          1.68
Balance Sheet Data:
  Real estate investments at cost                     $   3,156,831     2,943,627     2,636,193      1,250,332       833,402
  Total assets                                        $   3,109,314     3,035,144     2,654,936      1,240,107       826,849
  Total debt                                          $   1,396,721     1,307,072     1,011,967        548,126       278,050
  Stockholders' equity                                $   1,219,051     1,225,415     1,247,249        550,741       513,627

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere within.

Organization
------------

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 97% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, is executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Our shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                        December 31, 2001                              December 31, 2000
                                        -----------------                              -----------------
   Location               # Properties          GLA          % Leased *   # Properties      GLA           % Leased *
                          ------------        ---------      ----------   ------------  -----------       ----------

   Florida                     56             6,535,254       92.0%            55             6,558,734      92.7%
   California                  39             4,879,051       98.8%            39             4,922,329      98.4%
   Texas                       36             4,579,263       92.8%            33             4,125,058      94.2%
   Georgia                     26             2,556,471       93.3%            26             2,553,041      95.2%
   Ohio                        14             1,870,079       93.5%            13             1,760,955      96.7%
   North Carolina              13             1,302,751       98.1%            13             1,302,751      97.4%
   Colorado                    12             1,188,480       99.2%            10               897,788      97.9%
   Washington                   9             1,095,457       98.1%            10             1,180,020      95.8%
   Oregon                       8               740,095       93.2%             9               776,853      91.7%
   Alabama                      7               665,440       95.3%             5               516,062      97.9%
   Arizona                      9               627,612       98.6%             8               522,014      97.9%
   Tennessee                   10               493,860       99.4%            10               493,860      99.7%
   Virginia                     6               408,368       97.6%             6               419,440      95.3%
   Missouri                     2               370,176       92.9%             2               369,045      95.8%
   Kentucky                     5               321,689       94.2%             5               325,347     100.0%
   Illinois                     2               300,162       91.6%             1               178,601      86.4%
   Michigan                     3               275,085       89.5%             3               274,987      94.1%
   South Carolina               5               241,541      100.0%             4               183,872      97.4%
   Delaware                     2               240,418       99.3%             2               239,077      98.6%
   Mississippi                  2               185,061       98.3%             2               185,061      97.7%
   New Jersey                   3               112,640      100.0%             3               112,514     100.0%
   Wyoming                      1                87,777      100.0%             1                87,777         -
   Maryland                     1                 6,763         -               -                     -         -
   Pennsylvania                 1                 6,000      100.0%             1                 6,000     100.0%
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                  272            29,089,493       94.9%           261            27,991,186      95.4%
                          ============== =============== ================ ============== =============== =============

          * Excludes pre-stabilized properties under development

          We are focused on building a portfolio of grocery-anchored neighborhood shopping centers that should withstand adverse economic conditions by providing convenient shopping for daily necessities and foot traffic for adjacent local tenants. Regency's current investment markets have continued to offer stable economies, and accordingly, we expect to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers.

         The following table summarizes the four largest grocery tenants occupying our shopping centers at December 31, 2001:

                                                Percentage of      Percentage of
          Grocery               Number of         Company-           Annualized       Average Remaining
          Anchor                Stores (a)        owned GLA         Base Rent (b)          Lease Term
          ------                ----------        ---------         -------------          ----------
          Kroger                    60              11.5%                9.2%              16 years
          Publix                    48               7.5%                5.4%              13 years
          Safeway                   48               5.9%                4.8%              12 years
          Albertsons                25               3.2%                2.7%              15 years

(a)      Includes grocery tenant owned stores
(b)      Includes properties owned through joint ventures

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease in hand from the anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocer anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         At December 31, 2001, we had 41 projects under construction or undergoing major renovations, which, when complete will represent an investment of $622 million before reimbursement of certain tenant-related costs and expected sale proceeds from adjacent land and outparcels. Total costs necessary to complete these developments are estimated to be $202 million and will be expended through 2004. These developments are approximately 68% complete and 79% pre-leased. During 2001, we also purchased three grocery anchored shopping centers for $72.8 million, representing 435,720 square feet of GLA.

         Regency has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. During 2001, Columbia acquired two shopping centers from Regency for $32.3 million, acquired two shopping centers from unaffiliated sellers for $42.0 million, and acquired three shopping centers from PERFCO for $73.4 million. During 2001 and 2000, we recognized gains on the sale of shopping centers to Columbia of $1.0 million and $3.7 million, respectively, which represents gain recognition on only that portion of Columbia not owned by us, and received net proceeds of $24.9 million and $40.5 million, respectively.

         Regency has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2001, MCWR acquired five shopping centers from Regency for $36.7 million. During 2001, the Company recognized gains on the sale of shopping centers to MCWR of $1.8 million, which represents gain recognition on only that portion of MCWR not owned by us, and received net proceeds of $27.8 million.

         The Columbia and MCWR joint ventures intend to continue to acquire retail shopping centers, some of which may be sold to them by Regency. We are required to provide our pro rata share of the purchase price of real estate to be acquired by these ventures.

         During 2000, we acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated into Regency. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in our financial statements. We also acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million consisting of cash, common stock and Units. As a result, these joint ventures are wholly owned by us and are consolidated for financial reporting purposes as of the date of the acquisition.

         On February 28, 1999, we acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million square feet of GLA. During 1998, we acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions") excluding contingent consideration. During 2000 and 1999, we paid contingent consideration of $5.0 million and $9.0 million, respectively, related to the 1998 Acquisitions. No additional contingent consideration is due related to these acquisitions.

Liquidity and Capital Resources
-------------------------------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to share and unit holders. Net cash provided by operating activities was $184.1 million and $178.5 million for the years ended December 31, 2001 and 2000, respectively. During 2001 and 2000, we incurred capital expenditures of $15.8 million and $19.1 million to improve our shopping center portfolio, paid scheduled principal payments of $6.1 million and $6.2 million to our lenders, and paid dividends and distributions of $154.4 million and $145.1 million to our share and unit holders.

         Although no tenant represents more than 10% of our annual base rental revenues, and base rent is supported by long-term lease contracts, tenants who file bankruptcy have the right to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers filed bankruptcy and cancelled its leases, it could cause a significant reduction to our revenues. We are not currently aware of any current or pending bankruptcy of any of our tenants that would cause a significant reduction to our revenues.

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Proceeds from the sale of real estate includes the sale of out-parcels and developments as well as the sale of low-growth shopping centers. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets provides Regency with a capital source for new development and acquisitions, while earning market based fees as the asset manager. During 2001 and 2000, proceeds from the sale of real estate to third parties and joint ventures were $142.0 million and $165.9 million, respectively.

         Net cash used in investing activities was $162.3 million and $335.3 million during 2001 and 2000, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. These amounts are net of the proceeds from sales of real estate discussed above. Net cash used in financing activities was $94.9 million in 2001 and net cash provided from financing activities was $203.6 million in 2000. The net cash used in financing activities was a result of reducing the balance of the line of credit (the "Line") using cash balances available on December 31, 2000.

         Outstanding debt at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                             2001            2000
                                                                             ----            ----
               Notes Payable:
                    Fixed rate mortgage loans                         $        240,091         270,491
                    Variable rate mortgage loans                                21,691          40,640
                    Fixed rate unsecured loans                                 760,939         529,941
                                                                         -------------- ---------------
                          Total notes payable                                1,022,721         841,072
                Unsecured line of credit                                       374,000         466,000
                                                                         -------------- ---------------
                         Total                                        $      1,396,721       1,307,072
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

         During 2001, we modified the terms of the Line by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. A reduction in the Line allowed us to reduce the commitment to a level that is sufficient to fund our short-term capital needs without paying unnecessary fees on unused commitments not expected to be used. Interest rates paid on the Line at December 31, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 2.913% and 7.875%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         Subsequent to December 31, 2001, we paid down the Line with the net proceeds of an unsecured debt offering for $250 million completed on January 15, 2002. The notes have a fixed interest rate of 6.75%, were priced at 99.850%, are due on January 15, 2012 and are guaranteed by Regency.

         On December 12, 2001, we completed a $20 million unsecured debt offering with an interest rate of 7.25%. These notes were priced at 99.375% and are due on December 12, 2011. On January 22, 2001, we completed a $220 million unsecured debt offering with an interest rate of 7.95%. These notes were priced at 99.867% and are due on January 15, 2011. The net proceeds of these offerings were used to reduce the balance of the Line.

         During 2000, we completed $160 million of unsecured debt offerings with an interest rate of 8.0% to 8.45% and are due in 2010. During 1999, we completed $250 million of unsecured debt offerings with interest rates of 7.4% to 7.75%, due in 2004 and 2009. The net proceeds of these offerings were used to reduce the balance of the Line.

         As of December 31, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                              Scheduled
                                                              Principal      Term Loan         Total
              Scheduled Payments by Year                      Payments       Maturities       Payments
              --------------------------                  -------------- --------------- ---------------
              2002                                      $          5,051          44,083          49,134
              2003                                                 4,803          22,863          27,666
              2004 (includes the Line)                             5,185         585,829         591,014
              2005                                                 4,011         148,029         152,040
              2006                                                 3,578          24,089          27,667
              Beyond 5 Years                                      29,422         511,933         541,355
              Unamortized debt premiums                                -           7,845           7,845
                                                           -------------- --------------- ---------------
                   Total                                $         52,050       1,344,671       1,396,721
                                                           ============== =============== ===============

         Unconsolidated partnerships and joint ventures in which we have an investment also had mortgage loans payable of $67.5 million at December 31, 2001. Our proportionate share of these loans is $14.7 million. Mortgage loans payable totaling $62.5 million are non-recourse and contain no other provisions that would result in a contingent liability to the Company. The Company is the guarantor of a $5.0 million mortgage loan for Regency Ocean East Partnership, L.P.

             The fair value of our notes payable and the Line are estimated based on the current rates available to us for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in the connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is $1.43 billion.

         RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP at par after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. The net proceeds of these offerings were used to reduce the Line. At December 31, 2001 and 2000 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

         Our real estate portfolio grew by 5.6% during 2001 as a result of the acquisition and development activity discussed above. We intend to continue to grow our portfolio through acquisitions and development, either directly or through our joint venture relationships. Because acquisition and development activities are discretionary in nature, they are not expected to burden our capital resources currently available for liquidity requirements. Regency expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Critical Accounting Policies
----------------------------

         In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgements to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate, value impairment of our real estate portfolio, and taxable income.

         In determining capitalized costs related to real estate, we consider whether costs incurred have extended the useful life of a property and should be capitalized or if it is recurring maintenance and should be expensed to operations; we evaluate the direct costs associated with our development program, the size of the development pipeline, and our development success rate; and as it pertains to capitalized interest, interest rates available to the company, the start of the development process, and the date that the project has been completed and ready for its intended use.

         In determining the fair value of our real estate portfolio, we consider future cash flow projections on a property by property basis, current interest rates, current market conditions of the geographical location of each property, and the cost to sell.

         We believe that Regency qualifies and we intend for Regency to qualify as a REIT under the Internal Revenue Code. As a REIT, Regency is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made

Results from Operations
-----------------------

Comparison 2001 to 2000

         Revenues increased $27.0 million or 7% to $388.5 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $15.4 million or 6%, and recoveries from tenants increased $6.4 million or 9%. At December 31, 2001, we were operating or developing 272 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are all properties not identified as development. At December 31, 2001, we had 231 stabilized shopping centers that were 94.9% leased. At December 31, 2000, these properties were 95.4% leased. In 2001, rental rates grew by 10.5% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes management fees and commission income, profits and losses from the sale of developed properties and gains or losses from the sale of land and outparcels. The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. Service operations revenue increased by $4.3 million to $31.5 million in 2001, or 16%. The increase was primarily due to a $12.4 million increase in gains from the sale of land and outparcels, a $1.7 million increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $9.8 million reduction in development profits. The reduction in development profits was a result of selling fewer developments during 2001 vs. 2000.

         Operating expenses increased $17.8 million or 11% to $181.4 million in 2001. Combined operating and maintenance, and real estate taxes increased $6.7 million or 8% during 2001 to $89.0 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $20.6 million during 2001 vs. $19.9 million in 2000 or 3% higher as a result of general salary and benefit increases. Depreciation and amortization increased $8.1 million during 2001 or 14% primarily due to developments that only partially operated during 2000.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value. During 2001 and 2000 we recorded a provision for loss on operating properties held for sale of $1.6 million and $13.0 million, respectively.

         Interest expense increased to $74.4 million in 2001 from $72.0 million in 2000 or 3%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Regency had $1.4 billion and $1.3 billion of outstanding debt at December 31, 2001 and 2000, respectively. On December 31, 2001, 72% of outstanding debt had fixed interest rates vs. 61% on December 31, 2000.

         Preferred unit distributions increased $3.9 million to $33.5 million during 2001 as a result of the preferred units issued in 2000.

         Net income for common stockholders was $97.7 million in 2001 vs. $84.8 million in 2000, or a 15% increase. Diluted earnings per share was $1.69 in 2001 vs. $1.49 in 2000, or 13% higher as a result of the increase in net income.

Comparison 2000 to 1999

         Revenues increased $59.7 million or 20% to $361.6 million in 2000. The increase was due primarily to the Pacific acquisition, which did not occur until February 28, 1999, revenues from newly completed developments that only partially operated during 1999, and from growth in rental rates and occupancy levels at the operating properties. Minimum rent increased $38.2 million or 18%, and recoveries from tenants increased $13.8 million or 25%. At December 31, 2000, Regency was operating or developing 261 shopping centers. At December 31, 2000, we had 210 stabilized shopping centers that were 95.4% leased. At December 31, 1999, these properties were 94.2% leased. In 2000, rental rates grew by 8% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue increased by $9.0 million to $27.2 million in 2000, or 49%. The increase was primarily due to a $11.1 million increase in development profits offset by a $2.1 million reduction in property management fees. During 2000 we reduced the portfolio of properties managed for third party owners that was unprofitable.

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

         During 2000, we recorded a provision for loss on operating properties held for sale of $13.0 million related to a portfolio of properties under contract for sale that no longer met our long-term investment standards. These properties were classified as operating properties held for sale at December 31, 2000, and depreciation and amortization was suspended.

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

New Accounting Standards and Accounting Changes
-----------------------------------------------

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Regency is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. We have determined that our portfolio of operating properties held for sale will have to be reevaluated given the establishment of the six criteria set forth in Statement 144. We believe that the majority of the assets will not meet all six criteria and thus will have to be reclassified as properties to be held and used. We have determined that should we reclassify all of these properties, no additional charges to expense would occur. We have determined that the other provisions of Statement 144 will not have a significant impact on operations.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133" ("FAS 138"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities. FAS 138 and FAS 133 require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS 138 and FAS 133 will have no impact to the financial statements as we have no derivative instruments.

Environmental Matters
---------------------

         Regency, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at our shopping centers is the principal environmental concern. We believe that the tenants who operate these plants do so in accordance with current laws and regulations and have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers Regency against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance on specific properties with known contamination in order to mitigate Regency's environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of Regency.

Inflation
---------

         Inflation has remained relatively low during 2001 and 2000 and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of the Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 2001, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                           Fair
                                        2002        2003       2004       2005       2006      Thereafter     Total       Value
                                        ----        ----       ----       ----       ----      ----------     -----       -----
Fixed rate debt                        48,906      18,103     205,114    152,040    27,667      541,355      993,185    1,033,827
Average interest rate for all debt       7.87%       7.85%       7.97%      8.05%     8.08%        8.08%           -            -

Variable rate LIBOR debt                  228       9,563     385,900          -         -            -      395,691      395,691
Average interest rate for all debt       5.35%       5.29%          -          -         -            -            -            -

         As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2002 Annual Meeting of Shareholders. The following provides information concerning the executive officers of Regency.

         MARTIN E. STEIN, JR. Mr. Stein, age 49, is Chairman of the Board and Chief Executive Officer of Regency. He served as President of Regency from its initial public offering in October 1993 until December 31, 1998. Mr. Stein also served as President of Regency's predecessor real estate division since 1981, and Vice President from 1976 to 1981. He is a director of Patriot Transportation Holding, Inc., a publicly held transportation and real estate company, Stein Mart, Inc. and Florida Rock Industries, Inc.

         MARY LOU FIALA. Mrs. Fiala, age 50, became President and Chief Operating Officer of Regency in January 1999. Before joining Regency she was Managing Director - Security Capital U.S. Realty Strategic Group from March
1997 to January 1999. Ms. Fiala was Senior Vice President and Director of Stores, New England - Macy's East/Federated Department Stores from 1994 to March 1997. From 1976 to 1994, Ms. Fiala held various merchandising and store operations positions with Macy's/Federated Department Stores.

         BRUCE M. JOHNSON Mr. Johnson, age 54, has been Managing Director and Chief Financial Officer of Regency since its initial public offering in October 1993. Mr. Johnson also served as Executive Vice President of Regency's predecessor real estate division since 1979.

Item 11.   Executive Compensation

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2002 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2002 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2002 Annual Meeting of Shareholders.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

         Regency's 2001 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

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

            (d) Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763)

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

                                   (D)     Letter Agreement dated June 14, 2000
                                           to Stockholders Agreement dated
                                           September 23, 1998 (incorporated by
                                           reference to Exhibit 10.2 to
                                           Schedule 13D/A filed by Security
                                           Capital U.S. Realty on September 27,
                                           2000)

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

                 ~(r) Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between REGENCY CENTERS CORPORATION, a Florida corporation (the "Company") and Martin E. Stein, Jr. (the "Employee") and Mary Lou Fiala (the "Employee")

                 ~(s) Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between REGENCY CENTERS CORPORATION, a Florida corporation (the "Company") and Bruce M. Johnson (the "Employee")

21.      Subsidiaries of the Registrant

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

                                       REGENCY CENTERS CORPORATION

Date:    March 21, 2002                By:   /s/ Martin E. Stein, Jr.
                                          --------------------------------------
                                          Martin E Stein, Jr., Chairman of the
                                          Board and Chief Executive Officer

Date:    March 21, 2002                By:   /s/ Bruce M. Johnson
                                          --------------------------------------
                                          Bruce M. Johnson, Managing Director
                                          and Principal Financial Officer

Date:    March 21, 2002                By:   /s/ J. Christian Leavitt
                                          --------------------------------------
                                          J. Christian Leavitt, Senior Vice
                                          President, Finance and Principal
                                          Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 21, 2002                 /s/ Martin E. Stein, Jr.
                                        ----------------------------------------
                                        Martin E. Stein, Jr., Chairman of the
                                        Board and Chief Executive Officer

Date:    March 21, 2002
                                        /s/ Mary Lou Fiala
                                        ----------------------------------------
                                        Mary Lou Fiala, President, Chief
                                        Operating Officer and Director

Date:    March 21, 2002                 /s/ Raymond L. Bank
                                        ----------------------------------------
                                        Raymond L. Bank, Director

Date:    March 21, 2002                 /s/ C. Ronald Blankenship
                                        ----------------------------------------
                                        C. Ronald Blankenship, Director

Date:    March 21, 2002                 /s/ A. R. Carpenter
                                        ----------------------------------------
                                        A. R. Carpenter, Director

Date:    March 21, 2002                 /s/ J. Dix Druce, Jr.
                                        ----------------------------------------
                                        J. Dix Druce, Jr., Director

Date:    March 21, 2002                 /s/ John T. Kelley
                                        ----------------------------------------
                                        John T. Kelley, Director

Date:    March 21, 2002                 /s/ Douglas S. Luke
                                        ----------------------------------------
                                        Douglas S. Luke, Director

Date:    March 21, 2002                 /s/ John C. Schweitzer
                                        ----------------------------------------
                                        John C. Schweitzer, Director

Date:    March 21, 2002                 /s/ Thomas G. Wattles
                                        ----------------------------------------
                                        Thomas G. Wattles, Director

Date:    March 21, 2002                 /s/ Terry N. Worrell
                                        ----------------------------------------
                                        Terry N. Worrell, Director

                           REGENCY CENTERS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




Regency Centers Corporation

     Independent Auditors' Report                                            F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000            F-3
     Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000, and 1999                                   F-4
     Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2001, 2000 and 1999                              F-5
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000, and 1999                                   F-6
     Notes to Consolidated Financial Statements                              F-8


Financial Statement Schedule

     Independent Auditors' Report on Financial Statement Schedule            S-1

     Schedule III - Regency Centers Corporation Combined Real Estate and
         Accumulated Depreciation - December 31, 2001                        S-2



  All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Shareholders and Board of Directors
Regency Centers Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP

                                    KPMG LLP





Jacksonville, Florida
January 31, 2002

                        REGENCY CENTERS CORPORATION
                        Consolidated Balance Sheets
                         December 31, 2001 and 2000


                                                                                     2001                     2000
                                                                                     ----                     ----
Assets
Real estate investments (notes 2, 5 and 9):
    Land                                                                      $      600,081,672            564,089,984
    Buildings and improvements                                                     1,914,961,155          1,813,554,881
                                                                               ------------------        ---------------
                                                                                   2,515,042,827          2,377,644,865
    Less:  accumulated depreciation                                                  202,325,324            147,053,900
                                                                               ------------------        ---------------
                                                                                   2,312,717,503          2,230,590,965
    Properties in development                                                        408,437,476            296,632,730
    Operating properties held for sale                                               158,121,462            184,150,762
    Investments in real estate partnerships (note 4)                                  75,229,636             85,198,279
                                                                               ------------------        ---------------
         Net real estate investments                                               2,954,506,077          2,796,572,736

Cash and cash equivalents                                                             27,853,264            100,987,895
Notes receivable                                                                      32,504,941             66,423,893
Tenant receivables, net of allowance for uncollectible accounts of $4,980,335 and $4,414,085 at December 31, 2001
    and 2000, respectively                                                            47,723,145             39,407,777
Deferred costs, less accumulated amortization of $20,402,059 and
    $13,910,018 at December 31, 2001 and 2000, respectively                           34,399,242             21,317,141
Other assets                                                                          12,327,567             10,434,298
                                                                               ------------------        ---------------
                                                                              $    3,109,314,236          3,035,143,740
                                                                               ==================        ===============

Liabilities and Stockholders' Equity
Liabilities:
    Notes payable (note 5)                                                    $    1,022,720,748            841,072,156
    Unsecured line of credit (note 5)                                                374,000,000            466,000,000
    Accounts payable and other liabilities                                            73,434,322             75,460,304
    Tenants' security and escrow deposits                                              8,656,456              8,262,885
                                                                               ------------------        ---------------
         Total liabilities                                                         1,478,811,526          1,390,795,345
                                                                               ------------------        ---------------

Preferred units (note 6)                                                             375,403,652            375,407,777
Exchangeable operating partnership units                                              32,108,191             34,899,813
Limited partners' interest in consolidated partnerships                                3,940,011              8,625,839
                                                                               ------------------        ---------------
         Total minority interest                                                     411,451,854            418,933,429
                                                                               ------------------        ---------------

Stockholders' equity (notes 6, 7 and 8):
    Series 2 cumulative convertible preferred stock and paid in capital,
       $.01 par value per share: 1,502,532 shares authorized; 1,487,507 shares issued and outstanding at December 31, 2001 and 2000, respectively;
       liquidation preference $20.83 per share                                        34,696,112             34,696,112
    Common stock $.01 par value per share: 150,000,000 shares
       authorized; 60,995,496 and 60,234,925 shares issued
       at December 31, 2001 and 2000, respectively                                       609,955                602,349
    Treasury stock; 3,394,045 and 3,336,754 shares held at
       December 31, 2001 and 2000, respectively, at cost                             (67,346,414)           (66,957,282)
    Additonal paid in capital                                                      1,327,579,434          1,317,668,173
    Distributions in excess of net income                                            (68,226,276)           (51,064,870)
    Stock loans                                                                       (8,261,955)            (9,529,516)
                                                                               ------------------        ---------------
         Total stockholders' equity                                                1,219,050,856          1,225,414,966
                                                                               ------------------        ---------------

Commitments and contingencies (notes 9 and 10)
                                                                              $    3,109,314,236          3,035,143,740
                                                                               ==================        ===============


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
              For the Years ended December 31, 2001, 2000, and 1999



                                                                  2001                  2000                 1999
                                                                  ----                  ----                 ----
Revenues:
     Minimum rent (note 9)                                $     271,713,124           256,279,019          218,039,441
     Percentage rent                                              5,833,674             5,231,517            5,000,272
     Recoveries from tenants                                     76,068,575            69,707,918           55,919,788
     Service operations revenue                                  31,494,739            27,226,411           18,239,486
     Equity in income of investments in
        real estate partnerships                                  3,439,397             3,138,553            4,687,944
                                                            ----------------      ----------------     ----------------
           Total revenues                                       388,549,509           361,583,418          301,886,931
                                                            ----------------      ----------------     ----------------

Operating expenses:
     Depreciation and amortization                               67,505,587            59,430,262           48,611,519
     Operating and maintenance                                   50,239,821            47,297,799           39,204,109
     General and administrative                                  20,560,939            19,932,609           19,274,225
     Real estate taxes                                           38,734,782            34,998,404           28,253,961
     Other expenses                                               4,356,384             1,936,686              472,526
                                                            ----------------      ----------------     ----------------
           Total operating expenses                             181,397,513           163,595,760          135,816,340
                                                            ----------------      ----------------     ----------------

Interest expense (income):
     Interest expense                                            74,416,416            71,970,783           60,067,007
     Interest income                                             (5,577,487)           (4,807,711)          (2,196,954)
                                                            ----------------      ----------------     ----------------
           Net interest expense                                  68,838,929            67,163,072           57,870,053
                                                            ----------------      ----------------     ----------------

           Income before gain, provision on real estate
             investments and minority interests                 138,313,067           130,824,586          108,200,538

Gain (loss) on sale of operating properties                         699,376             4,506,982             (232,989)
Provision for loss on operating properties held for sale         (1,595,136)          (12,995,412)                   -
                                                            ----------------      ----------------     ----------------

           Income before minority interests                     137,417,307           122,336,156          107,967,549

Minority interest preferred unit distributions                  (33,475,007)          (29,601,184)         (12,368,403)
Minority interest of exchangeable partnership units              (2,557,003)           (2,492,419)          (2,897,778)
Minority interest of limited partners                              (721,090)           (2,631,721)          (2,855,404)
                                                            ----------------      ----------------     ----------------

           Net income                                           100,664,207            87,610,832           89,845,964

Preferred stock dividends                                        (2,965,099)           (2,817,228)          (2,244,593)
                                                            ----------------      ----------------     ----------------

           Net income for common stockholders             $      97,699,108            84,793,604           87,601,371
                                                            ================      ================     ================


Net income for common stockholders per share (note 7):
           Basic                                          $            1.70                  1.49                 1.61
                                                            ================      ================     ================
           Diluted                                        $            1.69                  1.49                 1.61
                                                            ================      ================     ================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statements of Stockholders' Equity
              For the Years ended December 31, 2001, 2000 and 1999


                                                        Class B                Additional    Distributions              Total
                             Series 1 and 2   Common    Common     Treasury      Paid In     in exess of   Stock      Stockholders'
                             Preferred Stock  Stock     Stock       Stock       Capital      Net Income    Loans        Equity
                             --------------- -------   --------   ----------- ------------- ------------------------  ------------
Balance at
     December 31, 1998      $            -   254,889    25,000              -   578,466,708  (19,395,744) (8,609,390)   550,741,463
Common stock issued as
     compensation or
     purchased by directors
     or officers                         -     2,499         -              -     3,731,625            -           -      3,734,124
Common stock issued or redeemed
     under stock loans                   -      (528)        -              -    (1,312,203)           -   1,623,552        310,821
Common stock issued for
     partnership units exchanged         -     3,961         -              -     7,591,712            -           -      7,595,673
Common stock issued for
     class B conversion                  -    29,755   (25,000)             -        (4,755)           -           -              -
Preferred stock issued to
     acquire Pacific            35,046,570         -         -              -             -            -           -     35,046,570
Common stock issued to
     acquire Pacific                     -   305,669         -              -   715,434,215            -  (3,998,954)   711,740,930
Common stock issued for
     preferred stock conversion   (350,458)      150         -              -       350,308            -           -             -
Repurchase of common stock
     (note 6)                            -         -         -    (54,536,612)            -            -           -    (54,536,612)
Cash dividends declared:
     Common stock ($1.84 per
     share) and preferred stock          -         -         -              -             -  (97,229,758)         -     (97,229,758)
Net income                               -         -         -              -             -   89,845,964          -      89,845,964
                               ------------  -------   --------   ----------- -------------  -----------  ----------  -------------
Balance at
     December 31, 1999      $   34,696,112   596,395         -    (54,536,612)1,304,257,610  (26,779,538)(10,984,792) 1,247,249,175
Common stock issued as
     compensation or purchased
     by directors or officers            -     2,226         -              -     4,791,861            -           -      4,794,087
Common stock  redeemed
     under stock loans                   -      (445)        -     (1,332,251)     (192,818)           -   1,455,276        (70,238)
Common stock issued for
     partnership units exchanged         -     4,138         -              -     9,807,737            -           -      9,811,875
Common stock issued to
     acquire real estate                 -        35         -              -        88,889            -           -         88,924
Reallocation of minority interest        -         -                        -    (1,085,106)           -           -     (1,085,106)
Repurchase of common stock
     (note 6)                            -         -         -    (11,088,419)            -            -           -    (11,088,419)
Cash dividends declared:
     Common stock ($1.92 per
     share) and preferred stock          -         -         -              -             - (111,896,164)          -   (111,896,164)
Net income                               -         -         -              -             -   87,610,832           -     87,610,832
                               ------------  -------   --------   ----------- -------------  -----------  ----------- -------------
Balance at
     December  31, 2000     $   34,696,112   602,349         -    (66,957,282)1,317,668,173  (51,064,870) (9,529,516) 1,225,414,966
Common stock issued as
     compensation or purchased
     by dsirectors or officers           -     6,493         -        (51,027)    7,556,021            -           -      7,511,487
Common stock  redeemed
     under stock loans                   -      (102)        -       (182,741)     (278,563)           -   1,267,561        806,155
Common stock issued for
     partnership units exchanged         -     1,216         -              -     3,219,237            -           -      3,220,453
Common stock issued to
     acquire real estate                 -        16         -              -        43,180            -           -         43,196
Reallocation of minority interest        -         -                        -      (628,614)           -           -       (628,614)
Repurchase of common stock               -       (17)        -       (155,364)            -            -           -       (155,381)
Cash dividends declared:
     Common stock ($2.00 per share)
     and preferred stock                 -         -         -              -             - (117,825,613)          -   (117,825,613)
Net income                               -         -         -              -             -  100,664,207           -    100,664,207
                               ------------  -------   --------   ----------- -------------  -----------  ----------  -------------
Balance at
     December  31, 2001     $   34,696,112   609,955         -    (67,346,414)1,327,579,434  (68,226,276) (8,261,955) 1,219,050,856
                               ============  =======   ========   =========== =============  ===========  ==========  =============

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                                     2001               2000               1999
                                                                                     ----               ----               ----
Cash flows from operating activities:
    Net income                                                                $   100,664,207         87,610,832         89,845,964
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                            67,505,587         59,430,262         48,611,519
          Deferred loan cost and debt premium amortization                          1,136,734            609,107            556,100
          Stock based compensation                                                  6,217,572          4,719,212          2,411,907
          Minority interest preferred unit distribution                            33,475,007         29,601,184         12,368,403
          Minority interest of exchangeable partnership units                       2,557,003          2,492,419          2,897,778
          Minority interest of limited partners                                       721,090          2,631,721          2,855,404
          Equity in income of investments in real estate partnerships              (3,439,397)        (3,138,553)        (4,687,944)
          (Gain) loss on sale of operating properties                                (699,376)        (4,506,982)           232,989
          Provision for loss on operating properties held for sale                  1,595,136         12,995,412                  -
          Changes in assets and liabilities:
              Tenant receivables                                                   (9,304,128)        (4,170,897)       (12,342,419)
              Deferred leasing costs                                              (11,691,159)       (10,454,805)        (5,025,687)
              Other assets                                                         (4,213,411)        (4,732,220)            74,863
              Tenants' security and escrow deposits                                   303,740            248,331          1,238,955
              Accounts payable and other liabilities                                 (771,305)         5,196,868         12,264,438
                                                                                --------------    ---------------   ----------------
                 Net cash provided by operating activities                        184,057,300        178,531,891        151,302,270
                                                                                --------------    ---------------   ----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                  (332,702,732)      (432,545,686)      (232,524,318)
     Proceeds from sale of real estate                                            142,016,541        165,926,227         76,542,059
     Acquisition of Pacific, net of cash acquired                                           -                  -         (9,046,230)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                           2,416,621         (1,402,371)                 -
     Investment in real estate partnerships                                       (45,562,955)       (66,890,477)       (30,752,019)
     Capital improvements                                                         (15,837,052)       (19,134,500)       (21,535,961)
     Proceeds from sale of real estate partnerships                                 2,967,481                  -                  -
     Repayment of notes receivable                                                 67,582,696         15,673,125                  -
     Distributions received from investments in real estate partnerships           16,811,892          3,109,586            704,474
                                                                                --------------    ---------------   ----------------
                 Net cash used in investing activities                           (162,307,508)      (335,264,096)      (216,611,995)
                                                                                --------------    ---------------   ----------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                           65,264             25,276            223,375
     Repurchase of common stock                                                      (155,381)       (11,088,419)       (54,536,612)
     Purchase of limited partners' interest  in consolidated partnerships                   -         (2,925,158)          (633,673)
     Redemption of partnership units                                                 (110,487)        (1,435,694)        (1,620,939)
     Net distributions to limited partners in consolidated partnerships            (5,248,010)        (2,139,886)        (1,071,831)
     Distributions to exchangeable partnership unit holders                        (3,144,987)        (3,652,033)        (3,534,515)
     Distributions to preferred unit holders                                      (33,475,007)       (29,601,184)       (12,368,403)
     Dividends paid to common stockholders                                       (114,860,514)      (109,078,935)       (94,985,165)
     Dividends paid to preferred stockholders                                      (2,965,099)        (2,817,228)        (2,244,593)
     Net proceeds from fixed rate unsecured notes                                 239,582,400        159,728,500        249,845,300
     (Additional costs) net proceeds from issuance of preferred units                  (4,125)        91,591,503        205,016,274
     (Repayment) proceeds of unsecured line of credit, net                        (92,000,000)       218,820,690       (142,051,875)
     Proceeds from notes payable                                                            -         18,153,368            445,207
     Repayment of notes payable                                                   (67,273,620)      (112,669,554)       (32,534,707)
     Scheduled principal payments                                                  (6,146,318)        (6,230,191)        (6,085,360)
     Deferred loan costs                                                           (9,148,539)        (3,078,398)        (4,355,008)
                                                                                --------------    ---------------   ----------------
                 Net cash (used in) provided by financing activities              (94,884,423)       203,602,657         99,507,475
                                                                                --------------    ---------------   ----------------

                 Net (decrease) increase in cash and cash equivalents             (73,134,631)        46,870,452         34,197,750

Cash and cash equivalents at beginning of period                                  100,987,895         54,117,443         19,919,693
                                                                                --------------    ---------------   ----------------

Cash and cash equivalents at end of period                                    $    27,853,264        100,987,895         54,117,443
                                                                                ==============    ===============   ================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999
                                   (continued)


                                                                                     2001              2000               1999
                                                                                     ----              ----               ----

Supplemental disclosure of cash flow information - cash paid for interest
   (net of capitalized interest of approximately $21,195,000, $14,553,000
   and $11,029,000 in 2001, 2000 and 1999, respectively)                     $     67,546,988       66,261,518           52,914,976
                                                                                ==============    =============     ================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                    $      8,120,912       19,947,565          402,582,015
                                                                                ==============    =============     ================

Notes receivable taken in connection with sales of development
   properties                                                                $     33,663,744       66,423,893           15,673,125
                                                                                ==============    =============     ================

Real estate contributed as investment in real estate partnerships            $     12,418,278        4,500,648                    -
                                                                                ==============    =============     ================

Mortgage loan assumed, exchangeable operating partnership units and common stock issued for the acquisition of partners'
   interest in real estate partnerships                                      $      9,754,225        1,287,111                    -
                                                                                ==============    =============     ================

Exchangeable operating partnership units and common stock issued
  for investments in real estate partnerships                                $              -          329,948            1,949,020
                                                                                ==============    =============     ================

Preferred and common stock and exchangeable operating partnership
  units issued for the acquisition of real estate                            $              -          103,885          771,351,617
                                                                                ==============    =============     ================

Other liabilities assumed to acquire real estate                             $              -                -           13,897,643
                                                                                ==============    =============     ================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held by RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units ("Units") and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

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

              Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. These additional rents are recognized when the tenants achieve the specified targets as defined in the lease agreements.

              Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. The Company recorded gains from the sales of development properties and land of $28.1, million $25.5 million, and $14.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. Service operations revenue does not include gains or losses from the sale of operating properties previously held for investment which are included in gain or loss on the sale of operating properties.

              The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." In summary, profits from sales will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


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

              Depreciation is computed using the straight-line method over estimated useful lives of up to forty years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

              Operating properties held for sale include properties that no longer meet the Company's long-term investment standards, such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. The Company also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. Results from operations from these properties resulted in net income of $10.5 million and $6.8 million for the years ended December 31, 2001 and 2000, respectively.

              The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value. During 2001 and 2000, the Company recorded a provision for loss on operating properties held for sale of $1.6 million and $13.0 million, respectively.

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

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


       (d)    Income Taxes (continued)

              Regency Realty Group, Inc., ("RRG"), a wholly-owned subsidiary of the Company is subject to federal and state income taxes and files separate tax returns. RRG had taxable income of $9.8 million, $2.3 million, and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. RRG incurred federal and state income tax of $4.0 million, $0.9 million, and $2.0 million in 2001, 2000 and 1999, respectively, which are included in other expenses.

              Effective January 1, 2001, the Company and RRG jointly elected for RRG to be treated as a Taxable REIT Subsidiary of the Company as such term is defined in Section 856(l) of the Code. Such election is not expected to impact the tax treatment of either the Company or RRG.

              At December 31, 2001 and 2000, the net book basis of real estate assets exceeds the tax basis by approximately $109 million and $115 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

              The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                                 2001        2000       1999
                                                 ----        ----       ----

                  Dividend per share         $   2.00        1.92       1.84
                  Ordinary income                  83%         82%        75%
                  Capital gain                      3%          5%         2%
                  Return of capital                13%         11%        23%
                  Unrecaptured Section
                    1250 gain                       1%          2%         -

       (e)    Deferred Costs

              Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Net deferred leasing costs were $22.2 million and $15.3 million at December 31, 2001 and 2000, respectively. Deferred loan costs consists of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.2 million and $6.0 million at December 31, 2001 and 2000, respectively.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


       (f)    Earnings Per Share

              Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable operating partnership units, and preferred stock when dilutive. See note 7 for the calculation of earnings per share.

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

       (j)    Reclassifications

              Certain reclassifications have been made to the 2000 and 1999 amounts to conform to classifications adopted in 2001.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


2.      Acquisitions of Shopping Centers

       During 2001, the Company acquired three grocery-anchored shopping centers for $72.8 million representing 435,720 SF of gross leasable area.

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

       The 2001 and 2000 acquisitions were accounted for as purchases and as such the results of their operations are included in the consolidated financial statements from the date of the acquisition. None of the acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

       During 2000, the Company paid contingent consideration of $5.0 million related to the acquisition of 43 shopping centers and joint ventures acquired during 1998. No additional contingent consideration is due related to any acquisitions of the Company.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


3.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company-owned retail shopping centers (Retail segment), and 2) providing services including management fees and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers, outparcels and build-to-suit properties to third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no inter-segment sales or transfers.

       The Company assesses and measures operating results starting with net operating income for the Retail segment and revenues for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income- producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2001, 2000, and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

3.     Segments (continued)

                                                                        2001             2000             1999
                                                                        ----             ----             ----
       Revenues:
         Retail segment                                         $      357,054,770      334,357,007       283,647,445
         Service operations segment                                     31,494,739       27,226,411        18,239,486
                                                                   ---------------- ---------------- -----------------
            Total revenues                                      $      388,549,509      361,583,418       301,886,931
                                                                   ================ ================ =================

       Funds from Operations:
         Retail segment net operating income                    $      268,779,543      256,567,786       215,956,386
         Service operations segment income                              31,494,739       27,226,411        18,239,486
         Adjustments to calculate diluted FFO:
           Interest expense                                            (74,416,416)     (71,970,783)      (60,067,007)
           Interest income                                               5,577,487        4,807,711         2,196,954
           General and administrative and other                        (24,917,323)     (21,869,295)      (19,746,751)
           Non-real estate depreciation                                 (2,194,623)      (1,459,326)       (1,003,092)
           Minority interest of limited partners                          (721,090)      (2,631,721)       (2,855,404)
           Gain on sale of operating properties including
             depreciation on developments sold                          (1,692,843)      (3,082,625)          232,989
           Minority interest in depreciation
            and amortization                                              (228,320)        (481,184)         (584,048)
           Share of joint venture depreciation
            and amortization                                               750,470        1,287,793           987,912
           Distributions on preferred units                            (33,475,007)     (29,601,184)      (12,368,403)
                                                                   ---------------- ---------------- -----------------
             Funds from Operations - diluted                           168,956,617      158,793,583       140,989,022
                                                                   ---------------- ---------------- -----------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                           (65,310,964)     (57,970,936)      (47,608,427)
           Minority interest in depreciation
            and amortization                                               228,320          481,184           584,048
           Share of joint venture depreciation
            and amortization                                              (750,470)      (1,287,793)         (987,912)
           Provision for loss on operating properties
             held for sale                                              (1,595,136)     (12,995,412)                -
           Gain (loss) on sale of operating properties                    1,692,843       3,082,625          (232,989)
           Minority interest of exchangeable
             operating partnership units                                (2,557,003)      (2,492,419)       (2,897,778)
                                                                   ---------------- ---------------- -----------------

             Net income                                         $      100,664,207       87,610,832        89,845,964
                                                                   ================ ================ =================

       Assets (in thousands):
         Retail segment                                         $        2,631,592        2,454,476         2,463,639
         Service operations segment                                        403,142          447,929           123,233
         Cash and other assets                                              74,580          132,739            68,064
                                                                   ---------------- ---------------- -----------------
           Total assets                                         $        3,109,314        3,035,144         2,654,936
                                                                   ================ ================ =================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

4.     Investments in Real Estate Partnerships

       The Company accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Company's combined investment in these partnerships was $75.2 million and $85.2 million at December 31, 2001 and 2000, respectively. Net income is allocated to the Company in accordance with the respective partnership agreements.

       The Company has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. During 2001, Columbia acquired two shopping centers from the Company for $32.3 million, acquired two shopping centers from unaffiliated sellers for $42.0 million, and acquired three shopping centers from PERFCO for $73.4 million. During 2001 and 2000, the Company recognized gains on the sale of shopping centers to Columbia of $1.0 million and $3.7 million, respectively, which represents gain recognition on only that portion of Columbia not owned by the Company, and received net proceeds of $24.9 million and $40.5 million, respectively. The gains are included in service operations revenue as development property gains.

       The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2001, MCWR acquired five shopping centers from the Company for $36.7 million. During 2001, the Company recognized gains on the sale of shopping centers to MCWR of $1.8 million, which represents gain recognition on only that portion of MCWR not owned by the Company, and received net proceeds of $27.8 million. The Company recognized gains of $1.3 million from the sale of development properties which are included in service operations revenue as development property gains. The Company also recognized gains of $0.5 million from the sale of operating properties previously held for investment which are included in gains on sale of operating properties.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning a retail shopping center.

       The Company's investments in real estate partnerships as of December 31 2001 and 2000 consist of the following (in thousands):

                                                              Ownership              2001             2000
                                                              ---------              ----             ----
       Columbia Regency Retail Partners, LLC                     20%          $     31,092           4,817
       Macquarie CountryWide-Regency, LLC                        25%                 4,180               -
       OTR/Regency Texas Realty Holdings, L.P.                   30%                16,590          16,277
       Regency Ocean East Partnership, L.P.                      25%                 2,783           2,129
       RRG-RMC Tracy, LLC                                        50%                12,339           6,663
       Tinwood, LLC                                              50%                 7,177           4,124
       GME/RRG I, LLC                                            50%                 1,069               -
       K & G/Regency II, LLC                                     50%                     -           6,618
       Regency/DS Ballwin, LLC                                   50%                     -          19,064
       T & M Shiloh Development Company                          50%                     -          11,310
       R & KS Dell Range Development, LLC                        50%                     -           8,839
       M & KS Woodman Development, LLC                           50%                     -           4,520
       R & KS Aspen Park Development, LLC                        50%                                   837
                                                                                         -
                                                                                  ---------      ---------
                                                                              $     75,230          85,198
                                                                                  =========      ==========

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

4.     Investments in Real Estate Partnerships (continued)

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                              December 31,          December 31,
                                                                                  2001                  2000
                                                                                  ----                  ----
       Balance Sheets:
       Investment property, net                                        $         286,096               148,945
       Other assets                                                                8,581                 9,123
                                                                           --------------           -----------
             Total assets                                              $         294,677               158,068
                                                                           ==============           ============

       Notes payable and other debt                                    $          67,489                14,323
       Other liabilities                                                           5,983                25,105
       Equity and partner's capital                                              221,205               118,640
                                                                           --------------           -----------
             Total liabilities and equity                              $         294,677               158,068
                                                                           ==============           ============

       The revenues and expenses are summarized as follows for the years ended December 31, 2001, 2000 and 1999:

                                                            2001            2000          1999
                                                            ----            ----          ----
       Statements of Operations:
       Total revenues                               $      26,896           19,235        16,208
       Total expenses                                      14,066           13,147         8,501
                                                       -----------     ------------    ----------
            Net income                              $      12,830            6,088         7,707
                                                       ===========     ============    ==========

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $67.5 million at December 31, 2001 and the Company's proportionate share of these loans was $14.7 million. $62.5 million of the mortgage loans payable are non-recourse and contain no other provisions that would result in a contingent liability to the Company. The Company is the guarantor of a $5.0 million mortgage loan for Regency Ocean East Partnership, L.P.

5.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                             2001            2000
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        240,091         270,491
                    Variable rate mortgage loans                                21,691          40,640
                    Fixed rate unsecured loans                                 760,939         529,941
                                                                         --------------   -------------
                          Total notes payable                                1,022,721         841,072
                Unsecured line of credit                                       374,000         466,000
                                                                         --------------   -------------
                         Total                                        $      1,396,721       1,307,072
                                                                         ==============   =============

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

5.     Notes Payable and Unsecured Line of Credit (continued)

       On April 30, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line at December 31, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 2.913% and 7.875%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Subsequent to December 31, 2001, the Company paid down the Line using the net proceeds of an unsecured debt offering for $250 million completed on January 15, 2002. The notes have a fixed interest rate of 6.75%, were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company.

       On December 12, 2001, the Company, through RCLP, completed a $20 million unsecured debt offering with an interest rate of 7.25%. The notes were priced at 99.375%, are due on December 12, 2011 and are guaranteed by the Company. On January 22, 2001, the Company, through RCLP, completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offerings were used to reduce the balance of the Line.

       On December 15, 2000, the Company, through RCLP, completed a $10 million unsecured private debt offering with an interest rate of 8.0%. The notes were priced at 99.375%, are due on December 15, 2010 and are guaranteed by the Company. On August 29, 2000, the Company, through RCLP, completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offerings were used to reduce the balance of the Line.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


5.     Notes Payable and Unsecured Line of Credit (continued)

       As of December 31, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                ----------------------------------------------

              2002                                      $     5,051          44,083          49,134
              2003                                            4,803          22,863          27,666
              2004 (includes the Line)                        5,185         585,829         591,014
              2005                                            4,011         148,029         152,040
              2006                                            3,578          24,089          27,667
              Beyond 5 Years                                 29,422         511,933         541,355
              Unamortized debt premiums                           -           7,845           7,845
                                                         ---------------------------------------------
                   Total                                $    52,050       1,344,671       1,396,721
                                                         =============================================

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.43 billion.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

6.     Stockholders' Equity and Minority Interest

       The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At December 31, 2001 and 2000 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue             Issuance       Distribution       Callable         Redeemable
   Series         Issued             Price              Amount            Rate          by Company       by Unitholder
-----------------------------------------------------------------------------------------------------------------------

Series A          1,600,000     $     50.00        $  80,000,000        8.125%           06/25/03          06/25/08
Series B            850,000          100.00           85,000,000        8.750%           09/03/04          09/03/09
Series C            750,000          100.00           75,000,000        9.000%           09/03/04          09/03/09
Series D            500,000          100.00           50,000,000        9.125%           09/29/04          09/29/09
Series E            700,000          100.00           70,000,000        8.750%           05/25/05          05/25/10
Series F            240,000          100.00           24,000,000        8.750%           09/08/05          09/08/10
               -------------                        ------------
                  4,640,000                        $ 384,000,000
               =============                        ============


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

       On June 11, 1996, the Company entered into a Stockholders Agreement with a subsidiary of Security Capital Group Incorporated ("SCG") granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SCG to certain restrictions including voting and ownership restrictions. On December 14, 2001, SCG entered into a definitive agreement with GE Capital whereby GE Capital will acquire all of the outstanding shares of SCG.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001



7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (in thousands except per share data):

                                                                     2001          2000           1999
                                                                 -----------------------------------------
       Basic Earnings Per Share (EPS) Calculation:
       -------------------------------------------
       Weighted average common shares
         outstanding                                                57,465         56,754         53,494
                                                                 =========================================

       Net income for common stockholders                     $     97,699         84,794         87,601
       Less: dividends paid on Class B common
         stock                                                           -              -          1,409
                                                                 -----------------------------------------

       Net income for Basic EPS                               $     97,699         84,794         86,192
                                                                 =========================================

       Basic EPS                                              $       1.70           1.49           1.61
                                                                 =========================================

       Diluted Earnings Per Share (EPS) Calculation
       --------------------------------------------
       Weighted average shares outstanding for
         Basic EPS                                                  57,465         56,754         53,494

       Exchangeable operating partnership units                      1,593          1,851          2,004
       Incremental shares to be issued under
         common stock options using the Treasury
         Method                                                        216             54              4
                                                                 -----------------------------------------
       Total diluted shares                                         59,274         58,659         55,502
                                                                 =========================================

       Net income for Basic EPS                               $     97,699         84,794         86,192
       Add: minority interest of exchangeable
         operating partnership units                                 2,557          2,492          2,898
                                                                 -----------------------------------------

       Net income for Diluted EPS                             $    100,256         87,286         89,090
                                                                 =========================================

       Diluted EPS                                            $       1.69           1.49           1.61
                                                                 =========================================

         The Series 1 and Series 2 preferred stock are not included in the above calculation because their effects are anti-dilutive.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


8.     Long-Term Stock Incentive Plans

       The Company has a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and contain vesting terms of one to five years from the date of grant.

       At December 31, 2001, there were approximately 1.6 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $2.32 and $2.18 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 - expected dividend yield 7.3%, risk-free interest rate of 5.2%, expected volatility 20%, and an expected life of 6.0 years; 2000 - expected dividend yield 8.1%, risk-free interest rate of 6.7%, expected volatility 20%, and an expected life of 6.0 years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


        Net income for
        common stockholders                         2001           2000          1999
        -------------------                         ----           ----          ----

        As reported:                           $   97,699         84,794        87,601
          Net income per share:
            Basic                              $     1.70           1.49          1.61
            Diluted                            $     1.69           1.49          1.61

        Pro forma:                             $   96,776         83,864        85,448
          Net income per share:
            Basic                              $     1.68           1.48          1.57
            Diluted                            $     1.68           1.47          1.57

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


8.     Long-Term Stock Incentive Plans (continued)

       Stock option activity during the periods indicated is as follows:

                                                                     Weighted
                                               Number of             Average
                                                 Shares           Exercise Price
                                            -----------------   ----------------

Outstanding, December 31, 1998                1,708,577         $     24.71
                                            ------------        ----------------

  Granted                                       860,767               20.70
  Pacific merger                              1,251,719               24.24
  Forfeited                                    (87,395)               25.69
  Exercised                                     (4,000)               17.88
                                            ------------        ----------------

Outstanding, December 31, 1999                3,729,668               23.61
                                            ------------        ----------------

  Granted                                        52,924               21.59
  Forfeited                                   (170,798)               25.52
  Exercised                                    (21,017)               21.69
                                            ------------        ----------------

Outstanding, December 31, 2000                3,590,777               23.50
                                            ------------        ----------------

  Granted                                       591,614               25.01
  Forfeited                                    (79,009)               24.11
  Exercised                                   (420,420)               21.62
                                            ------------        ----------------

Outstanding, December 31, 2001                3,682,962         $     23.94
                                            ============        ================


       The following table presents information regarding all options outstanding at December 31, 2001:

                      Weighted
                      Average                                       Weighted
    Number of        Remaining                Range of              Average
     Options        Contractual               Exercise              Exercise
   Outstanding         Life                   Prices                 Price
--------------------------------------------------------------------------------

   1,751,862           7.13             $   16.75 - 24.69          $   21.92
   1,931,100           6.01                 25.00 - 27.69              25.77
--------------------------------------------------------------------------------
   3,682,962           6.54             $   16.75 - 27.69          $   23.94
================================================================================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


8.     Long-Term Stock Incentive Plans (continued)

       The following table presents information regarding options currently exercisable at December 31, 2001:

                                                               Weighted
       Number of                   Range of                    Average
        Options                    Exercise                    Exercise
      Exercisable                  Prices                       Price
--------------------------------------------------------------------------------

       1,029,944             $   16.75 - 24.69              $   22.14
       1,564,115                 25.00 - 27.69                  25.67
--------------------------------------------------------------------------------
       2,594,059             $   16.75 - 27.69              $   24.27
================================================================================

       Also as part of the Plan, officers and other key employees have received loans to purchase stock with market rates of interest, have been granted restricted stock, and have been granted dividend equivalents. During 2001, 2000, and 1999, the Company charged $6.0 million, $3.4 million, and $1.0 million, respectively, to income on the consolidated statements of operations related to the Plan.

9.     Operating Leases

       The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2037. Future minimum rents under noncancelable operating leases as of December 31, 2001, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows (in thousands):


                       Year Ending December 31,                  Amount
                 ----------------------------------------------------------

                                 2002                    $       266,670
                                 2003                            260,209
                                 2004                            230,431
                                 2005                            200,167
                                 2006                            162,290
                              Thereafter                         112,409
                                                            -------------

                                Total                    $     1,232,176
                                                            =============

       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented 10% or more of the Company's combined minimum rent.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001


10.    Contingencies

       The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the tenants who operate these plants do so in accordance with current laws and regulations and has established procedures to monitor their operations. Additionally, the Company uses all legal means to cause tenants to remove dry cleaning plants from its shopping centers. Where available, the Company has applied and been accepted into state- sponsored environmental programs. The Company has a blanket environmental insurance policy that covers it against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. The Company has also placed environmental insurance on specific properties with known contamination in order to mitigate its environmental risk. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of the Company. At December 31, 2001 and 2000, the Company had recorded environmental liabilities of $1.8 million and $2.1 million, respectively.

  11.  Market and Dividend Information (Unaudited)

       The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 4,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 2001 and 2000:


                                             2001                                             2000
                          -------------------------------------------     ---------------------------------------------
                                                           Cash                                               Cash
     Quarter                  High           Low         Dividends            High             Low         Dividends
      Ended                   Price         Price        Declared             Price           Price         Declared
-----------------------------------------------------------------------------------------------------------------------

March 31               $     25.0000       22.6250          .50              20.9375         18.3125          .48
June 30                      25.5600       23.0000          .50              23.7500         19.2500          .48
September 30                 26.3500       22.7200          .50              24.0000         21.2500          .48
December 31                  27.7500       24.5100          .50              24.0625         20.7500          .48

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2001

12.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share data):

                                            First           Second           Third           Fourth
                                           Quarter          Quarter         Quarter          Quarter
                                           -------          -------         -------          -------
       2001:
       Revenues                       $     92,992           95,271          97,717          102,570
       Net income for
         common stockholders                22,412           23,405          26,106           25,776
       Net income per share:
         Basic                                 .39              .41             .45              .45
         Diluted                               .39              .41             .45              .45

       2000:
       Revenues                       $     81,202           86,263          92,638          101,480
       Net income for
         common stockholders                21,621           15,418          23,881           23,874
       Net income per share:
         Basic                                 .38              .27             .42              .42
         Diluted                               .38              .27             .42              .42

                          Independent Auditors' Report
                         On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Centers Corporation


Under date of January 31, 2002, we reported on the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                    /s/ KPMG

                                    KPMG LLP




Jacksonville, Florida
January 31, 2002

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2001


                                               Initial Cost                   Cost                     Total Cost
                                        -------------------------------   Capitalized     ---------------------------------
                                                           Building &     Subsequent to                       Building &
                                            Land          Improvements     Acquisition          Land         Improvements
                                        --------------  --------------------------------  ---------------  -----------------

ANASTASIA SHOPPING PLAZA                  1,072,451        3,617,493          368,141        1,072,451        3,985,634
ARAPAHO VILLAGE                             837,148        8,031,688          277,463          837,148        8,309,151
ASHFORD PLACE                             2,803,998        9,943,994         (403,272)       2,583,998        9,760,722
AVENTURA SHOPPING CENTER                  2,751,094        9,317,790          549,869        2,751,094        9,867,659
BECKETT COMMONS                           1,625,242        5,844,871        2,351,281        1,625,242        8,196,152
BENEVA VILLAGE SHOPS                      2,483,547        8,851,199          342,568        2,483,547        9,193,767
BENT TREE PLAZA                           1,927,712        6,659,082           10,197        1,927,712        6,669,279
BERKSHIRE COMMONS                         2,294,960        8,151,236          186,294        2,294,960        8,337,530
BETHANY PARK PLACE                        4,604,877        5,791,750              325        4,604,877        5,792,075
BLOOMINGDALE                              3,861,759       14,100,891          409,899        3,861,759       14,510,790
BLOSSOM VALLEY                            7,803,568       10,320,913          164,465        7,803,568       10,485,378
BOLTON PLAZA                              2,660,227        6,209,110        1,512,090        2,634,664        7,746,763
BONNERS POINT                               859,854        2,878,641          259,800          859,854        3,138,441
BOULEVARD CENTER                          3,659,040        9,658,227          417,212        3,659,040       10,075,439
BOYNTON LAKES PLAZA                       2,783,000       10,043,027        1,323,853        2,783,000       11,366,880
BRIARCLIFF LA VISTA                         694,120        2,462,819          611,727          694,120        3,074,546
BRIARCLIFF VILLAGE                        4,597,018       16,303,813        7,877,881        4,597,018       24,181,694
BRISTOL WARNER                            5,000,000       11,997,016          681,343        5,000,000       12,678,359
BROOKVILLE PLAZA                          1,208,012        4,205,994       (5,414,006)               -                -
BUCKHEAD COURT                            1,737,569        6,162,941        1,722,211        1,627,569        7,995,152
BUCKLEY SQUARE                            2,970,000        5,126,240           54,342        2,970,000        5,180,582
CAMBRIDGE SQUARE                            792,000        2,916,034        1,346,535          792,000        4,262,569
CARMEL COMMONS                            2,466,200        8,903,187        2,059,224        2,466,200       10,962,411
CARRIAGE GATE                               740,960        2,494,750        1,699,361          740,960        4,194,111
CASA LINDA PLAZA                          4,515,000       30,809,330          201,630        4,515,000       31,010,960
CASCADE PLAZA                             3,023,165       10,694,460      (13,717,625)               -                -
CENTER OF SEVEN SPRINGS                   1,737,994        6,290,048       (2,204,701)               -                -
CHAMPIONS FOREST                          2,665,875        8,678,603          107,282        2,665,875        8,785,885
CHASEWOOD PLAZA                           1,675,000       11,390,727        6,411,513        2,476,486       17,000,754
CHERRY GROVE                              3,533,146       12,710,297        1,978,777        3,533,146       14,689,074
CHERRY PARK MARKET                        2,400,000       16,162,934          482,700        2,400,000       16,645,634
CHEYENNE MEADOWS                          1,601,425        7,700,084           59,705        1,601,425        7,759,789
CITY VIEW SHOPPING CENTER                 1,207,204        4,341,304          118,113        1,207,204        4,459,417
COLUMBIA MARKETPLACE                      1,280,158        4,285,745          524,243        1,280,158        4,809,988
COOPER STREET                             2,078,891       10,682,189           38,749        2,078,891       10,720,938
COSTA VERDE                              12,740,000       25,261,188          333,894       12,740,000       25,595,082
COUNTRY CLUB                              1,105,201        3,709,452          220,323        1,105,201        3,929,775
COUNTRY CLUB CALIF                        3,000,000       11,657,200          103,854        3,000,000       11,761,054
COURTYARD SHOPPING CENTER                 1,761,567        4,187,039          (82,028)       5,866,578                -
CREEKSIDE PHASE II                          390,802        1,397,415          380,052          370,527        1,797,742
CROMWELL SQUARE                           1,771,892        6,285,288          435,854        1,771,892        6,721,142
CROSSROADS                                3,513,903        2,595,055                -        3,513,903        2,595,055
CUMMING 400                               2,374,562        8,420,776          669,944        2,374,562        9,090,720
DELK SPECTRUM                             2,984,577       11,048,896           39,927        2,984,577       11,088,823
DELL RANGE                                2,209,280        8,439,212                -        2,209,280        8,439,212
DIABLO PLAZA                              5,300,000        7,535,866          270,586        5,300,000        7,806,452
DUNWOODY HALL                             1,819,209        6,450,922        5,163,877        2,521,838       10,912,170
DUNWOODY VILLAGE                          2,326,063        7,216,045        2,556,687        2,326,063        9,772,732
EAST POINTE                               1,868,120        6,742,983        1,000,605        2,634,366        6,977,342
EAST PORT PLAZA                           3,257,023       11,611,363       (1,910,245)               -                -
EL CAMINO                                 7,600,000       10,852,428          365,611        7,600,000       11,218,039
EL NORTE PARKWAY PLA                      2,833,510        6,332,078          115,592        2,833,510        6,447,670
ENCINA GRANDE                             5,040,000       10,378,539          175,081        5,040,000       10,553,620
ENSLEY SQUARE                               915,493        3,120,928         (978,912)         915,493        2,142,016
EVANS CROSSING                            1,468,743        5,123,617        1,563,158        1,696,319        6,459,199
FLEMING ISLAND                            3,076,701        6,291,505        3,780,320        3,076,701       10,071,825
FRANKLIN SQUARE                           2,584,025        9,379,749        1,670,400        2,584,025       11,050,149
FRIARS MISSION                            6,660,000       27,276,992           55,244        6,660,000       27,332,236
GARDEN SQUARE                             2,073,500        7,614,748          506,090        2,136,135        8,058,203
GARNER FESTIVAL                           5,591,099       19,897,197        1,795,998        5,591,099       21,693,195
GLENWOOD VILLAGE                          1,194,198        4,235,476          258,767        1,194,198        4,494,243
HAMPSTEAD VILLAGE                         2,769,901        6,379,103        1,081,711        3,844,152        6,386,563
HANCOCK CENTER                            8,231,581       24,248,620        1,354,290        8,231,581       25,602,910
HARPETH VILLAGE FIELDSTONE                2,283,874        5,559,498        3,746,115        2,283,874        9,305,613
HARWOOD HILLS VILLAGE                     2,852,704        8,996,133          402,233        2,852,704        9,398,366
HEBRON PARK                               1,887,281        5,375,951       (7,263,232)               -                -
HERITAGE LAND                            12,390,000                -                -       12,390,000                -
HERITAGE PLAZA                                    -       23,675,957          728,785                -       24,404,742
HIGHLAND SQUARE                           2,615,250        9,359,722        9,690,217        3,375,950       18,289,239
HILLCREST VILLAGE                         1,600,000        1,797,686           18,506        1,600,000        1,816,192
HILLSBORO MARKET CENTER                     260,420        2,982,137                -          260,420        2,982,137


                                               Initial Cost                   Cost                     Total Cost
                                        -------------------------------   Capitalized     ---------------------------------
                                                           Building &     Subsequent to                       Building &
                                            Land          Improvements     Acquisition          Land         Improvements
                                        --------------  --------------------------------  ---------------  -----------------

HINSDALE LAKE COMMONS                     4,217,840       15,039,854        1,674,017        5,729,008       15,202,703
HYDE PARK                                 9,240,000       33,340,181        2,958,552        9,735,102       35,803,631
INGLEWOOD PLAZA                           1,300,000        1,862,406          161,567        1,300,000        2,023,973
JACKSON CREEK CROSSING                    2,999,482        6,476,151                -        2,999,482        6,476,151
JAMES CENTER                              2,706,000        9,451,497        7,483,181                -                -
KELLER TOWN CENTER                        2,293,527       12,239,464                -        2,293,527       12,239,464
KERNERSVILLE PLAZA                        1,741,562        6,081,020          538,639        1,741,562        6,619,659
KINGS CROSSING (SUN CITY)                 2,349,602        4,599,101       (6,948,703)               -                -
KINGSDALE SHOPPING CENTER                 3,866,500       14,019,614        5,404,459        4,027,691       19,262,882
LAGRANGE MARKETPLACE                        983,923        3,294,003          133,933          983,923        3,427,936
LAKE MERIDIAN                             6,510,000       12,121,889          347,623        6,510,000       12,469,512
LAKE PINE PLAZA                           2,008,110        6,908,986          612,580        2,008,110        7,521,566
LAKESHORE VILLAGE                         1,617,940        5,371,499           66,583        1,617,940        5,438,082
LEETSDALE MARKETPLACE                     3,420,000        9,933,701           13,863        3,420,000        9,947,564
LITTLETON SQUARE                          2,030,000        8,254,964           23,083        2,030,000        8,278,047
LLOYD KING CENTER                         1,779,180        8,854,803            9,180        1,779,180        8,863,983
LOEHMANNS PLAZA                           3,981,525       14,117,891          879,247        3,981,525       14,997,138
LOEHMANNS PLAZA CALIFORNIA                5,420,000        8,679,135          207,069        5,420,000        8,886,204
LOVEJOY STATION                           1,540,000        5,581,468           64,667        1,540,000        5,646,135
LUCEDALE MARKETPLACE                        641,565        2,147,848          140,567          641,565        2,288,415
MACARTHUR PARK PHASE I                    3,915,848        6,837,889           (2,943)               -                -
MAINSTREET SQUARE                         1,274,027        4,491,897          142,530        1,274,027        4,634,427
MARINERS VILLAGE                          1,628,000        5,907,835          280,730        1,628,000        6,188,565
MARKET AT PRESTON FOREST                  4,400,000       10,752,712            3,919        4,400,000       10,756,631
MARKET AT ROUND ROCK                      2,000,000        9,676,170           73,226        2,000,000        9,749,396
MARKETPLACE  ST PETERSBURG                1,287,000        4,662,740          376,599        1,287,000        5,039,339
MARTIN DOWNS VILLAGE CENTER               2,000,000        5,133,495        3,254,391        2,437,664        7,950,222
MARTIN DOWNS VILLAGE SHOPPES                700,000        1,207,861        3,361,188          817,135        4,451,914
MAXTOWN ROAD (NORTHGATE)                  1,753,136        6,244,449           39,547        1,753,136        6,283,996
MAYNARD CROSSING                          4,066,381       14,083,800        1,273,501        4,066,381       15,357,301
MEMORIAL BEND SHOPPING CENTER             3,256,181       11,546,660        2,406,868        3,366,181       13,843,528
MERCHANTS VILLAGE                         1,054,306        3,162,919       (4,217,225)               -                -
MILLHOPPER SHOPPING CENTER                1,073,390        3,593,523        1,331,752        1,073,390        4,925,275
MILLS POINTE                              2,000,000       11,919,176           38,183        2,000,000       11,957,359
MOCKINGBIRD COMMON                        3,000,000        9,675,600          264,338        3,000,000        9,939,938
MORNINGSIDE PLAZA                         4,300,000       13,119,929          125,291        4,300,000       13,245,220
MURRAYHILL MARKETPLACE                    2,600,000       15,753,034        1,334,443        2,600,000       17,087,477
NASHBORO VILLAGE                          1,824,320        7,167,679          432,712        1,824,320        7,600,391
NEWBERRY SQUARE                           2,341,460        8,466,651        1,240,970        2,341,460        9,707,621
NEWLAND CENTER                           12,500,000       12,221,279          541,367       12,500,000       12,762,646
NORTH HILLS TOWN CENTER                   4,900,000       18,972,202          106,034        4,900,000       19,078,236
NORTH MIAMI SHOPPING CENTER                 603,750        2,021,250       (2,625,000)               -                -
NORTHLAKE VILLAGE I                       2,662,000        9,684,740          293,747        2,662,000        9,978,487
NORTHVIEW PLAZA                           1,956,961        8,694,879           57,767        1,956,961        8,752,646
OAKBROOK PLAZA                            4,000,000        6,365,704          102,001        4,000,000        6,467,705
OAKLEY PLAZA                              1,772,540        6,406,975       (8,179,515)               -                -
OCEAN BREEZE PLAZA                        1,250,000        3,341,199        2,582,099        1,527,400        5,645,898
OLD ST AUGUSTINE PLAZA                    2,047,151        7,355,162        1,132,261        2,047,151        8,487,423
ORCHARD SQUARE                            1,155,000        4,135,353        3,470,484        1,423,610        7,337,227
PACES FERRY PLAZA                         2,811,522        9,967,557        2,180,459        2,811,622       12,147,916
PALM HARBOUR SHOPPING VILLAGE             2,899,928       10,998,230        1,456,006        2,924,399       12,429,765
PALM TRAILS PLAZA                         2,438,996        5,818,523          (25,160)       2,218,233        6,014,126
PARK PLACE                                2,231,745        7,974,362          142,820        2,231,745        8,117,182
PARKWAY STATION                           1,123,200        4,283,917          394,689        1,123,200        4,678,606
PASEO VILLAGE                             2,550,000        7,780,102          458,467        2,550,000        8,238,569
PEACHLAND PROMENADE                       1,284,562        5,143,564          199,275        1,284,561        5,342,840
PEARTREE VILLAGE                          5,196,653        8,732,711       10,768,493        5,196,653       19,501,204
PIKE CREEK                                5,077,406       18,860,183        1,101,996        5,077,406       19,962,179
PIMA CROSSING                             5,800,000       24,891,690          206,172        5,800,000       25,097,862
PINE LAKE VILLAGE                         6,300,000       10,522,041           73,571        6,300,000       10,595,612
PINE TREE PLAZA                             539,000        1,995,927        3,472,330          539,000        5,468,257
PLAZA DE HACIENDA                         4,230,000       11,741,933          140,533        4,230,000       11,882,466
PLAZA HERMOSA                             4,200,000        9,369,630          181,516        4,200,000        9,551,146
POWELL STREET PLAZA                       8,247,800       29,279,275                -        8,247,800       29,279,275
POWERS FERRY SQUARE                       3,607,647       12,790,749        4,292,933        3,607,647       17,083,682
POWERS FERRY VILLAGE                      1,190,822        4,223,606          287,187        1,190,822        4,510,793
PRESTONBROOK CROSSING                     4,703,516       10,761,732          219,502        4,409,509       11,275,241
PRESTOWOOD PARK                           6,400,000       46,896,071        1,223,920        6,400,000       48,119,991
QUEENSBOROUGH                             1,826,000        6,501,056         (798,632)       1,163,021        6,365,403
REDONDO VILLAGE CENTER                            -                -           24,752                -           24,752
REGENCY COURT                             3,571,337       12,664,014       (1,683,798)               -                -


                                               Initial Cost                   Cost                     Total Cost
                                        -------------------------------   Capitalized     ---------------------------------
                                                           Building &     Subsequent to                       Building &
                                            Land          Improvements     Acquisition          Land         Improvements
                                        --------------  --------------------------------  ---------------  -----------------
REGENCY SQUARE  BRANDON                     577,975       18,156,719       11,032,638        4,414,611       25,352,721
RIDGLEA PLAZA                             1,675,498       12,912,138          128,081        1,675,498       13,040,219
RIVERMONT STATION                         2,887,213       10,445,109          118,455        2,887,213       10,563,564
RONA PLAZA                                1,500,000        4,356,480           15,370        1,500,000        4,371,850
RUSSELL RIDGE                             2,153,214                -        6,642,188        2,215,341        6,580,061
SAMMAMISH HIGHLAND                        9,300,000        7,553,288          100,306        9,300,000        7,653,594
SAN FERNANDO VALUE SQUARE                 2,448,407        8,765,266      (11,213,673)               -                -
SAN LEANDRO                               1,300,000        7,891,091          131,293        1,300,000        8,022,384
SANDY PLAINS VILLAGE                      2,906,640       10,412,440        1,757,906        2,906,640       12,170,346
SANDY SPRINGS VILLAGE                       733,126        2,565,411        1,112,061          733,126        3,677,472
SANTA ANA DOWTOWN                         4,240,000        7,319,468          786,842        4,240,000        8,106,310
SEQUOIA STATION                           9,100,000       17,899,819          101,824        9,100,000       18,001,643
SHERWOOD MARKET CENTER                    3,475,000       15,897,972           55,348        3,475,000       15,953,320
SHILOH PHASE II                             288,135        1,822,692         (672,692)         288,135        1,150,000
SHILOH SPRINGS                            4,968,236        7,859,381                -        4,968,236        7,859,381
SHOPPES @ 104                             2,651,000        9,523,429          624,818        2,651,000       10,148,247
SHOPPES AT MASON                          1,576,656        5,357,855                -        1,576,656        5,357,855
SILVERLAKE SHOPPING CENTER                2,004,860        7,161,869          127,790        2,004,860        7,289,659
SOUTH MONROE COMMONS                      1,200,000        6,566,974       (1,345,539)         874,999        5,546,436
SOUTH POINT PLAZA                         5,000,000       10,085,995           65,822        5,000,000       10,151,817
SOUTH POINTE CROSSING                     4,399,303       11,116,491          889,186        4,399,303       12,005,677
SOUTHCENTER                               1,300,000       12,250,504            5,489        1,300,000       12,255,993
SOUTHGATE VILLAGE                         1,335,335        5,193,599                -        1,335,335        5,193,599
SOUTHPARK                                 3,077,667        9,399,976          120,891        3,077,667        9,520,867
ST ANN SQUARE                             1,541,883        5,597,282           19,817        1,541,883        5,617,099
STATLER SQUARE                            2,227,819        7,479,952          720,700        2,227,819        8,200,652
STRAWFLOWER VILLAGE                       4,060,228        7,232,936           74,253        4,060,228        7,307,189
STROH RANCH                               4,138,423        7,110,856          131,856        4,138,423        7,242,712
SUNNYSIDE 205                             1,200,000        8,703,281          154,179        1,200,000        8,857,460
SWEETWATER PLAZA                          4,340,600       15,242,149                         4,340,600       15,242,149
TAMIAMI TRAILS                            2,046,286        7,462,646          219,996        2,046,286        7,682,642
TARRANT PARKWAY VILLAGE                   2,202,605        3,953,781                -        2,202,605        3,953,781
TASSAJARA CROSSING                        8,560,000       14,899,929           91,463        8,560,000       14,991,392
TEQUESTA SHOPPES                          1,782,000        6,426,042       (2,443,096)               -                -
TERRACE WALK                              1,196,286        2,935,683          214,505        1,196,286        3,150,188
THE MARKETPLACE                           1,211,605        4,056,242        2,933,975        1,758,434        6,443,388
THE PROMENADE                             2,526,480       12,712,811      (15,239,291)               -                -
THE VILLAGE                                 522,313        6,984,992          223,286          522,313        7,208,278
THOMAS LAKE CENTER                        6,000,000       10,301,811            5,304        6,000,000       10,307,115
TINWOOD HOTEL SITE                        6,942,321                -        1,328,870                -                -
TOWN CENTER AT MARTIN DOWNS               1,364,000        4,985,410           66,314        1,364,000        5,051,724
TOWN SQUARE                                 438,302        1,555,481        6,258,449          882,895        7,369,337
TWIN PEAKS                                5,200,000       25,119,758           89,897        5,200,000       25,209,655
UNION SQUARE SHOPPING CENTER              1,578,654        5,933,889          432,411        1,578,656        6,366,298
UNIVERSITY COLLECTION                     2,530,000        8,971,597          528,645        2,530,000        9,500,242
UNIVERSITY MARKETPLACE                    3,250,562        7,044,579       (3,845,597)               -                -
VALLEY RANCH CENTRE                       3,021,181       10,727,623            1,026        3,021,181       10,728,649
VENTURA VILLAGE                           4,300,000        6,351,012          103,388        4,300,000        6,454,400
VILLAGE CENTER 6                          3,885,444       10,799,316          630,294        3,885,444       11,429,610
VILLAGE IN TRUSSVILLE                       973,954        3,260,627          137,818          973,954        3,398,445
WALKER CENTER                             3,840,000        6,417,522           72,185        3,840,000        6,489,707
WATERFORD TOWNE CENTER                    5,650,058        6,843,671        1,413,082        6,336,936        7,569,875
WELLEBY PLAZA                             1,496,000        5,371,636        1,624,219        1,496,000        6,995,855
WELLINGTON MARKETPLACE                    5,070,384       13,308,972       (2,521,710)               -                -
WELLINGTON TOWN SQUARE                    1,914,000        7,197,934          869,261        1,914,000        8,067,195
WEST COUNTY MARKETPLACE                   1,491,462        4,993,155          189,445        1,491,462        5,182,600
WEST HILLS                                2,200,000        6,045,233            7,105        2,200,000        6,052,338
WEST PARK PLAZA                           5,840,225        4,991,746          177,215        5,840,225        5,168,961
WESTBROOK COMMONS                         3,366,000       11,928,393                -        3,366,000       11,928,393
WESTCHESTER PLAZA                         1,857,048        6,456,178          674,505        1,857,048        7,130,683
WESTLAKE VILLAGE CENTER                   7,042,728       25,744,011          556,267        7,042,728       26,300,278
WILLA SPRINGS SHOPPING CENTER             1,779,092        9,266,550                -        1,779,092        9,266,550
WINDMILLER PLAZA PHASE I                  2,620,355       11,190,526          977,176        2,620,355       12,167,702
WOODCROFT SHOPPING CENTER                 1,419,000        5,211,981          437,564        1,419,000        5,649,545
WOODMAN VAN NUYS                          5,500,000        6,835,246          164,801        5,500,000        7,000,047
WOODMEN PLAZA                             6,014,033       10,077,698                -        6,014,033       10,077,698
WOODSIDE CENTRAL                          3,500,000        8,845,697           31,755        3,500,000        8,877,452
WORTHINGTON PARK CENTRE                   3,346,203       10,053,858          947,237        3,346,203       11,001,095
OPERATING BUILD TO SUIT PROPERTIES       17,268,850       38,766,639        2,018,139                -                -
                                      ------------------------------------------------------------------------------------
                                        650,855,683    1,923,260,598       99,048,008      600,081,672    1,914,961,155
                                      ====================================================================================


                                                Total Cost
                                     --------------------------------
                                       Properties held                  Accumulated     Accumulated
                                         for Sale          Total        Depreciation    Depreciation       Mortgages
                                     ---------------  ---------------  -------------- ----------------  ----------------

ANASTASIA SHOPPING PLAZA                        -        5,058,085        985,316        4,072,769                   -
ARAPAHO VILLAGE                                 -        9,146,299        625,602        8,520,697                   -
ASHFORD PLACE                                   -       12,344,720      1,610,832       10,733,888           4,318,762
AVENTURA SHOPPING CENTER                        -       12,618,753      3,622,355        8,996,398           8,166,259
BECKETT COMMONS                                 -        9,821,394        699,398        9,121,996                   -
BENEVA VILLAGE SHOPS                            -       11,677,314        736,611       10,940,703                   -
BENT TREE PLAZA                                 -        8,596,991        709,437        7,887,554           5,316,054
BERKSHIRE COMMONS                               -       10,632,490      1,779,484        8,853,006                   -
BETHANY PARK PLACE                              -       10,396,952        877,834        9,519,118                   -
BLOOMINGDALE                                    -       18,372,549      1,482,799       16,889,750                   -
BLOSSOM VALLEY                                  -       18,288,946        767,653       17,521,293                   -
BOLTON PLAZA                                    -       10,381,427      1,667,430        8,713,997                   -
BONNERS POINT                                   -        3,998,295        859,865        3,138,430                   -
BOULEVARD CENTER                                -       13,734,479        719,394       13,015,085                   -
BOYNTON LAKES PLAZA                             -       14,149,880      1,129,736       13,020,144                   -
BRIARCLIFF LA VISTA                             -        3,768,666        592,827        3,175,839                   -
BRIARCLIFF VILLAGE                              -       28,778,712      3,243,674       25,535,038          12,739,215
BRISTOL WARNER                                  -       17,678,359        920,238       16,758,121                   -
BROOKVILLE PLAZA                                -                -              -                -                   -
BUCKHEAD COURT                                  -        9,622,721      1,185,065        8,437,656                   -
BUCKLEY SQUARE                                  -        8,150,582        447,830        7,702,752                   -
CAMBRIDGE SQUARE                                -        5,054,569        472,367        4,582,202                   -
CARMEL COMMONS                                  -       13,428,611      1,323,070       12,105,541                   -
CARRIAGE GATE                                   -        4,935,071      1,259,905        3,675,166                   -
CASA LINDA PLAZA                                -       35,525,960      2,283,316       33,242,644                   -
CASCADE PLAZA                                   -                -              -                -                   -
CENTER OF SEVEN SPRINGS                 5,823,341        5,823,341              -        5,823,341                   -
CHAMPIONS FOREST                                -       11,451,760        635,956       10,815,804                   -
CHASEWOOD PLAZA                                 -       19,477,240      4,316,371       15,160,869                   -
CHERRY GROVE                                    -       18,222,220      1,360,415       16,861,805                   -
CHERRY PARK MARKET                              -       19,045,634      1,377,522       17,668,112                   -
CHEYENNE MEADOWS                                -        9,361,214        622,644        8,738,570                   -
CITY VIEW SHOPPING CENTER                       -        5,666,621        629,587        5,037,034                   -
COLUMBIA MARKETPLACE                            -        6,090,146      1,125,585        4,964,561                   -
COOPER STREET                                   -       12,799,829        777,596       12,022,233                   -
COSTA VERDE                                     -       38,335,082      2,339,385       35,995,697                   -
COUNTRY CLUB                                    -        5,034,976        921,044        4,113,932                   -
COUNTRY CLUB CALIF                              -       14,761,054        842,506       13,918,548                   -
COURTYARD SHOPPING CENTER                       -        5,866,578              -        5,866,578                   -
CREEKSIDE PHASE II                              -        2,168,269         62,093        2,106,176                   -
CROMWELL SQUARE                                 -        8,493,034      1,020,353        7,472,681                   -
CROSSROADS                                      -        6,108,958        183,671        5,925,287                   -
CUMMING 400                                     -       11,465,282      1,379,048       10,086,234           6,190,464
DELK SPECTRUM                                   -       14,073,400      1,166,958       12,906,442           9,791,165
DELL RANGE                                              10,648,492        143,059       10,505,433                   -
DIABLO PLAZA                                    -       13,106,452        594,020       12,512,432                   -
DUNWOODY HALL                                   -       13,434,008      1,180,916       12,253,092                   -
DUNWOODY VILLAGE                                -       12,098,795      1,421,066       10,677,729                   -
EAST POINTE                                     -        9,611,708        771,383        8,840,325           4,962,796
EAST PORT PLAZA                        12,958,141       12,958,141              -       12,958,141                   -
EL CAMINO                                       -       18,818,039        848,828       17,969,211                   -
EL NORTE PARKWAY PLA                            -        9,281,180        489,417        8,791,763                   -
ENCINA GRANDE                                   -       15,593,620        789,322       14,804,298                   -
ENSLEY SQUARE                                   -        3,057,509        578,240        2,479,269                   -
EVANS CROSSING                                  -        8,155,518        613,679        7,541,839           4,041,163
FLEMING ISLAND                                  -       13,148,526        667,628       12,480,898           3,142,069
FRANKLIN SQUARE                                 -       13,634,174      1,252,462       12,381,712           8,649,850
FRIARS MISSION                                  -       33,992,236      1,934,662       32,057,574          17,097,838
GARDEN SQUARE                                   -       10,194,338        884,785        9,309,553           6,148,357
GARNER FESTIVAL                                 -       27,284,294      1,741,441       25,542,853                   -
GLENWOOD VILLAGE                                -        5,688,441        708,683        4,979,758           1,920,636
HAMPSTEAD VILLAGE                               -       10,230,715        581,821        9,648,894           9,249,885
HANCOCK CENTER                                  -       33,834,491      1,930,526       31,903,965                   -
HARPETH VILLAGE FIELDSTONE                      -       11,589,487        918,660       10,670,827                   -
HARWOOD HILLS VILLAGE                           -       12,251,070        669,212       11,581,858                   -
HEBRON PARK                                     -                -              -                -                   -
HERITAGE LAND                                   -       12,390,000              -       12,390,000                   -
HERITAGE PLAZA                                  -       24,404,742      1,806,545       22,598,197                   -
HIGHLAND SQUARE                                 -       21,665,189      1,433,911       20,231,278           3,592,844
HILLCREST VILLAGE                               -        3,416,192        131,670        3,284,522                   -
HILLSBORO MARKET CENTER                                  3,242,557         14,638        3,227,919                   -


                                                 Total Cost
                                     --------------------------------
                                       Properties held                  Accumulated     Accumulated
                                         for Sale          Total        Depreciation    Depreciation       Mortgages
                                     ---------------  ---------------  -------------- ----------------  ----------------

HINSDALE LAKE COMMONS                           -       20,931,711      1,197,523       19,734,188                   -
HYDE PARK                                       -       45,538,733      4,186,556       41,352,177                   -
INGLEWOOD PLAZA                                 -        3,323,973        151,232        3,172,741                   -
JACKSON CREEK CROSSING                          -        9,475,633        576,180        8,899,453                   -
JAMES CENTER                           19,640,678       19,640,678              -       19,640,678           5,361,068
KELLER TOWN CENTER                                      14,532,991        584,375       13,948,616                   -
KERNERSVILLE PLAZA                              -        8,361,221        618,230        7,742,991           4,983,220
KINGS CROSSING (SUN CITY)                       -                -              -                -                   -
KINGSDALE SHOPPING CENTER                       -       23,290,573      1,948,992       21,341,581                   -
LAGRANGE MARKETPLACE                            -        4,411,859        824,120        3,587,739                   -
LAKE MERIDIAN                                   -       18,979,512        933,082       18,046,430                   -
LAKE PINE PLAZA                                 -        9,529,676        710,671        8,819,005           5,668,646
LAKESHORE VILLAGE                               -        7,056,022        549,356        6,506,666           3,531,287
LEETSDALE MARKETPLACE                           -       13,367,564        729,707       12,637,857                   -
LITTLETON SQUARE                                -       10,308,047        589,030        9,719,017                   -
LLOYD KING CENTER                               -       10,643,163        703,255        9,939,908                   -
LOEHMANNS PLAZA                                 -       18,978,663      2,363,132       16,615,531                   -
LOEHMANNS PLAZA CALIFORNIA                      -       14,306,204        676,418       13,629,786                   -
LOVEJOY STATION                                 -        7,186,135        644,494        6,541,641                   -
LUCEDALE MARKETPLACE                            -        2,929,980        574,039        2,355,941                   -
MACARTHUR PARK PHASE I                 10,750,794       10,750,794              -       10,750,794                   -
MAINSTREET SQUARE                               -        5,908,454        580,678        5,327,776                   -
MARINERS VILLAGE                                -        7,816,565        791,621        7,024,944                   -
MARKET AT PRESTON FOREST                        -       15,156,631        762,464       14,394,167                   -
MARKET AT ROUND ROCK                            -       11,749,396        711,944       11,037,452           7,022,217
MARKETPLACE  ST PETERSBURG                      -        6,326,339        806,247        5,520,092                   -
MARTIN DOWNS VILLAGE CENTER                     -       10,387,886      2,076,058        8,311,828                   -
MARTIN DOWNS VILLAGE SHOPPES                    -        5,269,049      1,039,953        4,229,096                   -
MAXTOWN ROAD (NORTHGATE)                        -        8,037,132        616,507        7,420,625           5,114,262
MAYNARD CROSSING                                -       19,423,682      1,436,762       17,986,920          11,183,540
MEMORIAL BEND SHOPPING CENTER                   -       17,209,709      2,231,257       14,978,452           7,533,729
MERCHANTS VILLAGE                               -                -              -                -                   -
MILLHOPPER SHOPPING CENTER                      -        5,998,665      1,583,607        4,415,058                   -
MILLS POINTE                                    -       13,957,359        877,373       13,079,986                   -
MOCKINGBIRD COMMON                              -       12,939,938        750,108       12,189,830                   -
MORNINGSIDE PLAZA                               -       17,545,220        985,423       16,559,797                   -
MURRAYHILL MARKETPLACE                          -       19,687,477      1,254,341       18,433,136           7,810,800
NASHBORO VILLAGE                                -        9,424,711        539,353        8,885,358                   -
NEWBERRY SQUARE                                 -       12,049,081      2,324,964        9,724,117                   -
NEWLAND CENTER                                  -       25,262,646      1,015,110       24,247,536                   -
NORTH HILLS TOWN CENTER                         -       23,978,236      1,363,705       22,614,531           8,080,012
NORTH MIAMI SHOPPING CENTER                     -                -              -                -                   -
NORTHLAKE VILLAGE I                             -       12,640,487        313,863       12,326,624           6,766,369
NORTHVIEW PLAZA                                 -       10,709,607        635,643       10,073,964                   -
OAKBROOK PLAZA                                  -       10,467,705        534,638        9,933,067                   -
OAKLEY PLAZA                                    -                -              -                -                   -
OCEAN BREEZE PLAZA                              -        7,173,298      1,514,254        5,659,044                   -
OLD ST AUGUSTINE PLAZA                          -       10,534,574      1,292,505        9,242,069                   -
ORCHARD SQUARE                                  -        8,760,837        794,319        7,966,518                   -
PACES FERRY PLAZA                               -       14,959,538      1,810,860       13,148,678                   -
PALM HARBOUR SHOPPING VILLAGE                   -       15,354,164      1,732,094       13,622,070                   -
PALM TRAILS PLAZA                               -        8,232,359        565,480        7,666,879                   -
PARK PLACE                                      -       10,348,927        658,243        9,690,684                   -
PARKWAY STATION                                 -        5,801,806        718,760        5,083,046                   -
PASEO VILLAGE                                   -       10,788,569        607,828       10,180,741                   -
PEACHLAND PROMENADE                             -        6,627,401      1,050,775        5,576,626           3,910,006
PEARTREE VILLAGE                                -       24,697,857      2,286,725       22,411,132          12,239,230
PIKE CREEK                                      -       25,039,585      1,816,360       23,223,225          11,766,607
PIMA CROSSING                                   -       30,897,862      1,805,889       29,091,973                   -
PINE LAKE VILLAGE                               -       16,895,612        760,474       16,135,138                   -
PINE TREE PLAZA                                 -        6,007,257        458,052        5,549,205                   -
PLAZA DE HACIENDA                               -       16,112,466        866,487       15,245,979           6,405,084
PLAZA HERMOSA                                   -       13,751,146        696,825       13,054,321                   -
POWELL STREET PLAZA                                     37,527,075         60,999       37,466,076                   -
POWERS FERRY SQUARE                             -       20,691,329      2,461,616       18,229,713                   -
POWERS FERRY VILLAGE                            -        5,701,615        686,887        5,014,728           2,813,847
PRESTONBROOK CROSSING                           -       15,684,750        739,191       14,945,559                   -
PRESTOWOOD PARK                                 -       54,519,991      3,370,687       51,149,304                   -
QUEENSBOROUGH                                   -        7,528,424        466,740        7,061,684                   -
REDONDO VILLAGE CENTER                          -           24,752              -           24,752                   -
REGENCY COURT                          14,551,553       14,551,553              -       14,551,553                   -

                                                Total Cost
                                     --------------------------------
                                       Properties held                  Accumulated     Accumulated
                                         for Sale          Total        Depreciation    Depreciation       Mortgages
                                     ---------------  ---------------  -------------- ----------------  ----------------
REGENCY SQUARE  BRANDON                         -       29,767,332      8,212,053       21,555,279                   -
RIDGLEA PLAZA                                   -       14,715,717        986,775       13,728,942                   -
RIVERMONT STATION                               -       13,450,777      1,214,816       12,235,961                   -
RONA PLAZA                                      -        5,871,850        312,236        5,559,614                   -
RUSSELL RIDGE                                   -        8,795,402      1,198,436        7,596,966           5,783,932
SAMMAMISH HIGHLAND                              -       16,953,594        559,557       16,394,037                   -
SAN FERNANDO VALUE SQUARE                       -                -              -                -                   -
SAN LEANDRO                                     -        9,322,384        591,773        8,730,611                   -
SANDY PLAINS VILLAGE                            -       15,076,986      1,675,037       13,401,949                   -
SANDY SPRINGS VILLAGE                           -        4,410,598        659,250        3,751,348                   -
SANTA ANA DOWTOWN                               -       12,346,310        586,934       11,759,376                   -
SEQUOIA STATION                                 -       27,101,643      1,280,701       25,820,942                   -
SHERWOOD MARKET CENTER                          -       19,428,320      1,199,671       18,228,649                   -
SHILOH PHASE II                                 -        1,438,135         53,272        1,384,863                   -
SHILOH SPRINGS                                  -       12,827,617      2,279,856       10,547,761                   -
SHOPPES @ 104                                   -       12,799,247      1,012,653       11,786,594                   -
SHOPPES AT MASON                                -        6,934,511        523,891        6,410,620           3,717,145
SILVERLAKE SHOPPING CENTER                      -        9,294,519        675,478        8,619,041                   -
SOUTH MONROE COMMONS                            -        6,421,435        552,075        5,869,360                   -
SOUTH POINT PLAZA                               -       15,151,817        737,282       14,414,535                   -
SOUTH POINTE CROSSING                           -       16,404,980        918,934       15,486,046                   -
SOUTHCENTER                                     -       13,555,993        873,078       12,682,915                   -
SOUTHGATE VILLAGE                               -        6,528,934         61,866        6,467,068           5,413,857
SOUTHPARK                                       -       12,598,534        677,432       11,921,102                   -
ST ANN SQUARE                                   -        7,158,982        751,822        6,407,160           4,625,224
STATLER SQUARE                                  -       10,428,471        847,462        9,581,009           5,213,128
STRAWFLOWER VILLAGE                             -       11,367,417        546,548       10,820,869                   -
STROH RANCH                                     -       11,381,135        628,569       10,752,566                   -
SUNNYSIDE 205                                   -       10,057,460        650,921        9,406,539                   -
SWEETWATER PLAZA                                -       19,582,749         31,754       19,550,995                   -
TAMIAMI TRAILS                                  -        9,728,928        902,133        8,826,795                   -
TARRANT PARKWAY VILLAGE                         -        6,156,386        168,204        5,988,182                   -
TASSAJARA CROSSING                              -       23,551,392      1,070,078       22,481,314                   -
TEQUESTA SHOPPES                        5,764,946        5,764,946              -        5,764,946                   -
TERRACE WALK                                    -        4,346,474        877,742        3,468,732                   -
THE MARKETPLACE                                 -        8,201,822      1,419,527        6,782,295           2,067,448
THE PROMENADE                                   -                -              -                -                   -
THE VILLAGE                                     -        7,730,591        528,151        7,202,440                   -
THOMAS LAKE CENTER                              -       16,307,115        732,107       15,575,008                   -
TINWOOD HOTEL SITE                      8,271,191        8,271,191              -        8,271,191                   -
TOWN CENTER AT MARTIN DOWNS                     -        6,415,724        651,384        5,764,340                   -
TOWN SQUARE                                     -        8,252,232        423,337        7,828,895                   -
TWIN PEAKS                                      -       30,409,655      1,835,828       28,573,827                   -
UNION SQUARE SHOPPING CENTER                    -        7,944,954        919,720        7,025,234                   -
UNIVERSITY COLLECTION                           -       12,030,242      1,259,906       10,770,336                   -
UNIVERSITY MARKETPLACE                  6,449,544        6,449,544              -        6,449,544                   -
VALLEY RANCH CENTRE                             -       13,749,830        785,800       12,964,030                   -
VENTURA VILLAGE                                 -       10,754,400        460,628       10,293,772                   -
VILLAGE CENTER 6                                -       15,315,054      1,851,574       13,463,480                   -
VILLAGE IN TRUSSVILLE                           -        4,372,399        838,350        3,534,049                   -
WALKER CENTER                                   -       10,329,707        474,386        9,855,321                   -
WATERFORD TOWNE CENTER                          -       13,906,811        669,237       13,237,574                   -
WELLEBY PLAZA                                   -        8,491,855      1,352,228        7,139,627                   -
WELLINGTON MARKETPLACE                 15,857,646       15,857,646              -       15,857,646                   -
WELLINGTON TOWN SQUARE                          -        9,981,195      1,143,337        8,837,858                   -
WEST COUNTY MARKETPLACE                         -        6,674,062      1,317,509        5,356,553                   -
WEST HILLS                                      -        8,252,338        428,946        7,823,392           5,087,043
WEST PARK PLAZA                                 -       11,009,186        370,982       10,638,204                   -
WESTBROOK COMMONS                               -       15,294,393        226,857       15,067,536                   -
WESTCHESTER PLAZA                               -        8,987,731        871,730        8,116,001           5,479,343
WESTLAKE VILLAGE CENTER                         -       33,343,006      2,191,176       31,151,830                   -
WILLA SPRINGS SHOPPING CENTER                   -       11,045,642        243,518       10,802,124                   -
WINDMILLER PLAZA PHASE I                        -       14,788,057      1,050,857       13,737,200                   -
WOODCROFT SHOPPING CENTER                       -        7,068,545        813,495        6,255,050                   -
WOODMAN VAN NUYS                                -       12,500,047        499,185       12,000,862           5,515,768
WOODMEN PLAZA                                   -       16,091,731      1,030,600       15,061,131                   -
WOODSIDE CENTRAL                                -       12,377,452        641,543       11,735,909                   -
WORTHINGTON PARK CENTRE                         -       14,347,298      1,211,406       13,135,892           4,628,152
OPERATING BUILD TO SUIT PROPERTIES     58,053,628       58,053,628      2,880,324       55,173,304           2,650,433
                                     ---------------------------------------------------------------------------------
                                      158,121,462    2,673,164,289    202,325,324    2,470,838,965         265,698,754
                                     =================================================================================

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2001



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

    Buildings and improvements                        up to 40 years

    The aggregate cost for Federal income tax purposes was approximately $2.6 billion at December 31, 2001.



The changes in total real estate assets for the period ended December 31, 2001, 2000 and 1999:

                                                                               2001              2000              1999
                                                                         ----------------  ----------------- -----------------

             Balance, beginning of period                                  2,561,795,627      2,401,953,304     1,183,184,013
                Developed or acquired properties                             187,979,361        219,887,989     1,215,563,938
                Sale of properties                                           (88,410,037)       (56,037,062)      (18,330,608)
                Provision for loss on operating properties held for sale      (1,595,136)       (12,995,412)                -
                Reclass accumulated depreciation into revised land basis      (1,627,178)                 -                 -
                Reclass accumulated depreciation properties held for sale       (815,400)       (10,147,692)                -
                Improvements                                                  15,837,052         19,134,500        21,535,961
                                                                         ----------------  ----------------- -----------------
             Balance, end of period                                        2,673,164,289      2,561,795,627     2,401,953,304
                                                                         ================  ================= =================



The changes in accumulated depreciation for the period ended December 31, 2001, 2000 and 1999:

                                                                               2001              2000              1999
                                                                         ----------------  ----------------- -----------------
             Balance, beginning of period                                    147,053,900        104,467,176        58,983,738
                Prior depreciation Midland JV'S transferred in                 2,433,269          1,662,125                 -
                Sale of properties                                            (5,052,051)        (3,800,803)         (721,007)
                Reclass accumulated depreciation into revised land basis      (1,627,178)                 -                 -
                Reclass accumulated  depreciation properties held for sale      (815,400)       (10,147,692)                -
                Depreciation for period                                       60,332,784         54,873,094        46,204,445
                                                                         ----------------  ----------------- -----------------
             Balance, end of period                                          202,325,324        147,053,900       104,467,176
                                                                         ================  ================= =================