Form 10-Q
period 2002-03-31
REGENCY CENTERS CORP
filed 2002-05-15
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2002

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

                                 (904) 598-7000
              (Registrant's telephone number, including area code)

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

As of May 14, 2002, there were 58,130,519 shares outstanding of the Registrant's common stock.

                          REGENCY CENTERS CORPORATION
                          Consolidated Balance Sheets
                     March 31, 2002 and December 31, 2001
                                  (unaudited)


                                                                                         2002                    2001
                                                                                         ----                    ----
Assets
Real estate investments:
     Land                                                                        $      672,830,095             600,081,672
     Buildings and improvements                                                       2,029,208,095           1,914,961,155
                                                                                   -----------------        ----------------
                                                                                      2,702,038,190           2,515,042,827
     Less:  accumulated depreciation                                                    223,151,449             202,325,324
                                                                                   -----------------        ----------------
                                                                                      2,478,886,741           2,312,717,503
     Properties in development                                                          357,118,043             408,437,476
     Operating properties held for sale                                                  34,469,950             158,121,462
     Investments in real estate partnerships                                             87,134,393              75,229,636
                                                                                   -----------------        ----------------
          Net real estate investments                                                 2,957,609,127           2,954,506,077

Cash and cash equivalents                                                                29,664,285              27,853,264
Notes receivable                                                                         33,564,149              32,504,941
Tenant receivables, net of allowance for uncollectible accounts of $5,123,887 and $4,980,335 at March 31, 2002 and
     December 31, 2001, respectively                                                     40,855,676              47,723,145
Deferred costs, less accumulated amortization of $20,623,110 and
     $20,402,059 at March 31, 2002 and December 31, 2001, respectively                   37,030,160              34,399,242
Other assets                                                                             13,869,616              12,327,567
                                                                                   -----------------        ----------------
                                                                                 $    3,112,593,013           3,109,314,236
                                                                                   =================        ================

Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                               $    1,237,113,808           1,022,720,748
     Unsecured line of credit                                                           190,000,000             374,000,000
     Accounts payable and other liabilities                                              52,372,737              73,434,322
     Tenants' security and escrow deposits                                                8,887,265               8,656,456
                                                                                   -----------------        ----------------
          Total liabilities                                                           1,488,373,810           1,478,811,526
                                                                                   -----------------        ----------------

Preferred units                                                                         375,403,652             375,403,652
Exchangeable operating partnership units                                                 31,286,984              32,108,191
Limited partners' interest in consolidated partnerships                                   4,049,123               3,940,011
                                                                                   -----------------        ----------------
          Total minority interest                                                       410,739,759             411,451,854
                                                                                   -----------------        ----------------

Stockholders' equity:
     Series 2 cumulative convertible preferred stock and paid in capital, $.01 par value per share: 1,502,532 shares authorized; 1,487,507 shares issued and outstanding at March 31, 2002 and December 31, 2001,
        respectively; liquidation preference $20.83 per share                            34,696,112              34,696,112
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 61,819,081 and 60,995,496 shares issued
        at March 31, 2002 and December 31, 2001, respectively                               618,191                 609,955
     Treasury stock; 3,709,402 and 3,394,045 shares held at
        March 31, 2002 and December 31, 2001, respectively, at cost                     (71,262,497)            (67,346,414)
     Additonal paid in capital                                                        1,329,668,090           1,327,579,434
     Distributions in excess of net income                                              (73,167,823)            (68,226,276)
     Stock loans                                                                         (7,072,629)             (8,261,955)
                                                                                   -----------------        ----------------
          Total stockholders' equity                                                  1,213,479,444           1,219,050,856
                                                                                   -----------------        ----------------

Commitments and contingencies
                                                                                 $    3,112,593,013           3,109,314,236
                                                                                   =================        ================


See accompanying notes to consolidated financial statements

                          REGENCY CENTERS CORPORATION
                     Consolidated Statements of Operations
              For the Three Months ended March 31, 2002 and 2001
                                  (unaudited)


                                                                               2002                    2001
                                                                               ----                    ----
Revenues:
     Minimum rent                                                      $       70,532,679              64,666,212
     Percentage rent                                                              652,366               1,109,976
     Recoveries from tenants                                                   20,317,890              18,765,606
     Service operations revenue                                                 2,022,609               5,518,005
     Equity in income of investments in
        real estate partnerships                                                1,065,511               1,165,199
                                                                         -----------------        ----------------
           Total revenues                                                      94,591,055              91,224,998
                                                                         -----------------        ----------------

Operating expenses:
     Depreciation and amortization                                             17,090,842              15,671,595
     Operating and maintenance                                                 12,214,292              12,048,407
     General and administrative                                                 3,989,595               4,315,174
     Real estate taxes                                                         10,548,307               9,346,261
     Other expenses                                                               359,343               1,379,332
                                                                         -----------------        ----------------
           Total operating expenses                                            44,202,379              42,760,769
                                                                         -----------------        ----------------

Interest expense (income):
     Interest expense                                                          21,495,499              19,207,623
     Interest income                                                             (841,638)             (1,977,301)
                                                                         -----------------        ----------------
           Net interest expense                                                20,653,861              17,230,322
                                                                         -----------------        ----------------

Gain on sale of operating properties                                            1,494,225                       -
                                                                         -----------------        ----------------

           Income before minority interests                                    31,229,040              31,233,907

Minority interest preferred unit distributions                                 (8,368,752)             (8,368,751)
Minority interest of exchangeable partnership units                              (650,779)               (560,668)
Minority interest of limited partners                                            (109,112)                (89,786)
                                                                         -----------------        ----------------

           Income from continuing operations                                   22,100,397              22,214,702

Discontinued operations:
     Operating income from discontinued operations                              1,512,053                 931,122
     Gain on sale of operating properties                                       1,664,213                       -
                                                                         -----------------        ----------------

           Net income                                                          25,276,663              23,145,824

Preferred stock dividends                                                        (758,628)               (733,837)
                                                                         -----------------        ----------------

           Net income for common stockholders                          $       24,518,035              22,411,987
                                                                         =================        ================

Income per common share - Basic:
     Income from continuing operations                                 $             0.37                    0.37
     Discontinued operations                                                         0.05                    0.02
                                                                         -----------------        ----------------
     Net income for common stockholders per share                      $             0.42                    0.39
                                                                         =================        ================

Income per common share - Diluted:
     Income from continuing operations                                 $             0.37                    0.37
     Discontinued operations                                                         0.05                    0.02
                                                                         -----------------        ----------------
     Net income for common stockholders per share                      $             0.42                    0.39
                                                                         =================        ================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months ended March 31, 2002
                                   (unaudited)


                                                                             Additional    Distributions                  Total
                                      Series 2       Common     Treasury       Paid In       in exess of     Stock     Stockholders'
                                  Preferred Stock    Stock       Stock         Capital       Net Income      Loans        Equity
                                  ---------------   -------  -----------   -------------   -------------  ----------  --------------
Balance at
     December  31, 2001           $  34,696,112     609,955  (67,346,414)  1,327,579,434   (68,226,276)   (8,261,955) 1,219,050,856
Common stock issued as
  compensation or purchased by
  directors or officers                       -       6,329            -       1,737,159             -             -      1,743,488
Common stock  redeemed
  under stock loans                           -       1,735   (1,191,083)       (276,413)            -     1,189,326       (276,435)
Common stock issued for
  partnership units exchanged                 -         172            -         457,691             -             -        457,863
Reallocation of minority interest             -           -            -         170,219             -             -        170,219
Repurchase of common stock                    -           -   (2,725,000)              -             -             -     (2,725,000)
Cash dividends declared:
  Common stock ($.51 per share)
  and preferred stock                         -           -            -               -   (30,218,210)            -    (30,218,210)
Net income                                    -           -            -               -    25,276,663             -     25,276,663
                                  ---------------   -------  -----------   -------------   -------------  ----------  --------------
Balance at
     March  31, 2002              $  34,696,112     618,191  (71,262,497)  1,329,668,090   (73,167,823)   (7,072,629) 1,213,479,444
                                  ===============   =======  ===========   =============   =============  ==========  ==============





See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                         2002                       2001
                                                                                         ----                       ----
Cash flows from operating activities:
    Net income                                                                  $         25,276,663              23,145,824
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                   17,309,433              15,895,916
          Deferred loan cost and debt premium amortization                                   585,517                 134,890
          Stock based compensation                                                         2,011,989               1,209,536
          Minority interest preferred unit distribution                                    8,368,752               8,368,751
          Minority interest of exchangeable partnership units                                650,779                 560,668
          Minority interest of limited partners                                              109,112                  89,786
          Equity in income of investments in real estate partnerships                     (1,065,511)             (1,165,199)
          Gain on sale of operating properties                                            (3,158,438)                      -
          Changes in assets and liabilities:
              Tenant receivables                                                           1,406,622              11,955,230
              Deferred leasing costs                                                      (2,912,407)             (1,762,012)
              Other assets                                                                  (679,629)              2,928,231
              Tenants' security and escrow deposits                                          264,514                  26,407
              Accounts payable and other liabilities                                     (22,859,020)             (9,198,816)
                                                                                  -------------------          --------------------
                 Net cash provided by operating activities                                25,308,376              52,189,212
                                                                                  -------------------          --------------------

Cash flows from investing activities:
     Acquisition and development of real estate                                          (49,238,640)            (64,432,753)
     Proceeds from sale of real estate                                                    46,703,287              35,472,335
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                          -               1,547,043
     Investment in real estate partnerships                                              (14,412,286)             (7,151,192)
     Capital improvements                                                                 (3,656,100)             (2,771,477)
     Proceeds from sale of real estate partnerships                                        2,388,319                       -
     Repayment of notes receivable                                                                 -              14,394,060
     Funding of note receivable                                                           (1,059,208)                      -
     Distributions received from investments in real estate partnerships                   5,072,166               4,220,959
                                                                                  -------------------          --------------------
                 Net cash used in investing activities                                   (14,202,462)            (18,721,025)
                                                                                  -------------------          --------------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                               3,500,499                       -
     Repurchase of common stock                                                           (2,725,000)                      -
     Redemption of partnership units                                                         (83,232)                      -
     Net distributions to limited partners in consolidated partnerships                            -              (5,005,010)
     Distributions to exchangeable partnership unit holders                                 (760,672)               (797,983)
     Distributions to preferred unit holders                                              (8,368,752)             (8,368,751)
     Dividends paid to common stockholders                                               (29,459,582)            (28,549,080)
     Dividends paid to preferred stockholders                                               (758,628)               (733,837)
     Net proceeds from fixed rate unsecured notes                                        249,625,000             219,707,400
     Repayment of unsecured line of credit, net                                         (184,000,000)           (245,000,000)
     Repayment of notes payable                                                          (32,921,532)             (7,225,704)
     Scheduled principal payments                                                         (1,417,068)             (1,485,620)
     Deferred loan costs                                                                  (1,925,926)             (4,320,500)
                                                                                  -------------------          --------------------
                 Net cash used in financing activities                                    (9,294,893)            (81,779,085)
                                                                                  -------------------          --------------------

                 Net increase (decrease) in cash and cash equivalents                      1,811,021             (48,310,898)

Cash and cash equivalents at beginning of period                                          27,853,264             100,987,895
                                                                                  -------------------          --------------------

Cash and cash equivalents at end of period                                      $         29,664,285              52,676,997
                                                                                  ===================          ====================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (unaudited)
                                    continued

                                                                                          2002                      2001
                                                                                          ----                      ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $3,800,000 and $5,210,000 in 2002 and 2001, respectively)                    $          31,534,965             16,461,634
                                                                                   ===================          =============

Notes receivable taken in connection with sales of development properties       $                   -              1,610,807
                                                                                   ===================          =============





See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

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

              The financial statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K/A filed with the Securities and Exchange Commission.

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

              Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. The Company recorded gains from the sales of development properties and land of $1.3 million and $5.1 million for the three months ended March 31, 2002 and 2001, respectively. Service operations revenue does not include gains or losses from the sale of operating properties previously held for investment which are included in gain or loss on the sale of operating properties or discontinued operations.

                          REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

       (b)    Revenues (continued)

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

              On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Prior to January 1, 2002, operating properties held for sale included properties that no longer met the Company's long-term investment standards, such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties were segregated on the balance sheet as operating properties held for sale. The Company also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments were also included in operating properties held for sale.

              With the adoption of Statement 144, we evaluated our portfolio of operating properties held for sale at December 31, 2001, and determined that those assets did not meet the six criteria set forth in Statement 144 and thus have been reclassified as properties to be held and used. The reclassified properties have been carried at fair value, which is lower than the depreciated carrying amount the properties would have been, had they been continuously classified as held and used. Subsequent to January 1, 2002, and in accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale.

              The Company reviews its real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

       (c)    Real Estate Investments (continued)

              The Company's properties have operations and cashflows that can be clearly distinguished from the rest of the Company. In accordance with Statement 144, the operations and gains on sales of operating properties sold to third parties are reported in discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has continuing involvement are reported as income from continuing operations.

       (d)    Reclassifications

              Certain reclassifications have been made to the 2001 amounts to conform to classifications adopted in 2002.

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

       The Company assesses and measures operating results starting with net operating income for the Retail segment and revenues for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income- producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. In connection with the effective date of Statement 144, the definition of FFO was amended to include amounts reported as gain/losses from the operations of discontinued operations. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2002, and 2001. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

2.       Segments (continued)

                                                                             2002                      2001
                                                                             ----                      ----
       Revenues:
         Retail segment                                         $         92,568,446                85,706,993
         Service operations segment                                        2,022,609                 5,518,005
                                                                   --------------------------------------------------
            Total revenues                                      $         94,591,055                91,224,998
                                                                   ==================================================

       Funds from Operations:
         Retail segment net operating income                    $         74,476,338                65,243,447
         Service operations segment revenues                               2,022,609                 5,518,005
         Adjustments to calculate diluted FFO:
           Interest expense                                              (21,495,499)              (19,207,623)
           Interest income                                                   841,638                 1,977,301
           General and administrative and other                           (4,348,938)               (5,694,506)
           Non-real estate depreciation                                     (475,125)                 (389,032)
           Minority interest of limited partners                            (109,112)                  (89,786)
           Gain on sale of operating properties                           (1,494,225)                        -
           Gain on sale of operating properties -
            discontinued operations                                       (1,664,213)                        -
           Depreciation and amortization of
            discontinued operations                                          298,700                  224,321
           Minority interest in depreciation
            and amortization                                                 (48,514)                        -
           Share of joint venture depreciation
            and amortization                                                 331,707                  134,435
           Distributions on preferred units                               (8,368,752)               (8,368,751)
                                                                   --------------------------------------------------
             Funds from Operations - diluted                              39,966,614                39,347,811
                                                                   --------------------------------------------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                             (16,914,417)              (15,506,884)
           Minority interest in depreciation
            and amortization                                                  48,514                         -
           Share of joint venture depreciation
            and amortization                                                (331,707)                 (134,435)
           Gain on sale of operating properties                            1,494,225                         -
           Gain on sale of operating properties -
            discontinued operations                                        1,664,213                         -
           Minority interest of exchangeable
             operating partnership units                                    (650,779)                 (560,668)
                                                                   --------------------------------------------------

             Net income                                         $         25,276,663                23,145,824
                                                                   ==================================================

                                                                        March 31, 2002          December 31, 2001
                                                                        --------------          -----------------
       Assets (in thousands):
         Retail segment                                         $          2,614,289                 2,631,592
         Service operations segment                                          417,740                   403,142
         Cash and other assets                                                80,564                    74,580
                                                                   --------------------------------------------------
           Total assets                                         $          3,112,593                 3,109,314
                                                                   ==================================================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

3.     Discontinued Operations and Operating Properties Held for Sale

       During the first quarter, the Company sold one operating property for proceeds of $18.1 million. This sale resulted in a gain of $1.7 million which is reflected as a gain on sale within discontinued operations. The Company also sold two assets to Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture in which the Company has a 25% interest, for $17.8 million (see note 4). Since the Company has a continuing involvement in these properties, the gain on the sale is recorded as gain on sale of operating properties in the Company's consolidated statements of operations.

       The Company sold three operating properties in the second quarter of 2002 for $38.5 million. The carrying amount of these properties, which are classified as operating properties held for sale on the Company's consolidated balance sheet, is $34.5 million. The gain from the sale of these assets will be recorded in the second quarter of 2002.

       The revenues from the properties disposed of or held for sale was $1.9 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. The operating income from these propeties was $1.5 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively.

4.     Investments in Real Estate Partnerships

       The Company accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Company's combined investment in these partnerships was $87.1 million and $75.2 million at March 31, 2002 and December 31, 2001, respectively. Net income is allocated to the Company in accordance with the respective partnership agreements.

       The Company has a 25% equity interest in MCWR, a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter of 2002, MCWR acquired two shopping centers from the Company for $17.8 million for which the Company received net proceeds of $13.3 million. The Company recognized gains on the sales of $1.5 million, which represents gain recognition on only that portion of the sale to MCWR not owned by the Company. At March 31, 2002, this joint venture has seven properties for total gross leasable area ("GLA") of 560,624 sq. ft.and a net book value of $54.7 million.

       The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. At March 31, 2002, this joint venture has nine properties for total GLA of 1,604,672 sq. ft. and a net book value of $192.3 million.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning a retail shopping center.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

4.     Investments in Real Estate Partnerships (continued)

       The Company's investments in real estate partnerships as of March 31, 2002 and December 31, 2001 consist of the following (in thousands):

                                                              Ownership                  2002             2001
                                                              ---------                  ----             ----
       Columbia Regency Retail Partners, LLC                     20%              $     30,289          31,092
       Macquarie CountryWide-Regency, LLC                        25%                     8,188           4,180
       OTR/Regency Texas Realty Holdings, L.P.                   30%                    16,519          16,590
       Regency Ocean East Partnership, L.P.                      25%                         -           2,783
       RRG-RMC Tracy, LLC                                        50%                    16,172          12,339
       Tinwood, LLC                                              50%                     9,357           7,177
       GME/RRG I, LLC                                            50%                         -           1,069
       Jog Road, LLC                                             50%                     2,286               -
       Valleydale, LLC                                           50%                     4,323               -
                                                                                   --------------------------------
                                                                                  $     87,134          75,230
                                                                                   ================================

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                              March 31,      December 31,
                                                                 2002           2001
                                                                 ----           ----
       Balance Sheets:
       Investment property, net                       $        309,992          286,096
       Other assets                                              9,331            8,581
                                                          -------------    -------------
             Total assets                             $        319,323          294,677
                                                          =============    =============

       Notes payable and other debt                   $         62,054           67,489
       Other liabilities                                        11,167            5,983
       Equity and partners' capital                            246,102          221,205
                                                          -------------    -------------
             Total liabilities and equity             $        319,323          294,677
                                                          =============    =============

       The revenues and expenses are summarized as follows for the three month periods ended March 31, 2002 and 2001:

                                                                 2002             2001
                                                                 ----             ----
       Statements of Operations:
       Total revenues                                  $        10,071            5,052
       Total expenses                                            5,315            2,086
                                                          -------------    -------------
            Net income                                 $         4,756            2,966
                                                          =============    ==================

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $62.0 million at March 31, 2002 and the Company's proportionate share of these loans was $13.3 million. These mortgage loans payable are non-recourse and contain no other provisions that would result in a contingent liability to the Company.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

5.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at March 31, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                              2002            2001
                                                                              ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        204,868         240,091
                    Variable rate mortgage loans                                21,725          21,691
                    Fixed rate unsecured loans                               1,010,521         760,939
                                                                         ------------------------------
                          Total notes payable                                1,237,114       1,022,721
                Unsecured line of credit                                       190,000         374,000
                                                                         ------------------------------
                         Total                                        $      1,427,114       1,396,721
                                                                         ==============================

       Interest rates paid on the line of credit (the "Line") at March 31, 2002 and 2001 were based on LIBOR plus .85% and 1.0% or 2.725% and 6.1875%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On January 15, 2002, the Company, through RCLP, completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

       As of March 31, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal      Term Loan         Total
              Scheduled Payments by Year                       Payments       Maturities       Payments
              --------------------------                    ---------------------------------------------

              2002                                      $          3,713          17,789          21,502
              2003                                                 4,678          22,867          27,545
              2004 (includes the Line)                             5,049         401,928         406,977
              2005                                                 3,862         148,033         151,895
              2006                                                 3,415          24,093          27,508
              Beyond 5 Years                                      27,845         756,934         784,779
              Unamortized debt premiums                                -           6,908           6,908
                                                           ---------------------------------------------
                   Total                                $         48,562       1,378,552       1,427,114
                                                           =============================================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

5.     Notes Payable and Unsecured Line of Credit (continued)

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.44 billion.

6.     Stockholders' Equity and Minority Interest

       The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At March 31, 2002 and December 31, 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue             Issuance       Distribution       Callable         Redeemable
   Series         Issued             Price              Amount            Rate          by Company       by Unitholder
----------------------------------------------------------------------------------------------------------------------

Series A          1,600,000    $      50.00        $     80,000,000      8.125%          06/25/03          06/25/08
Series B            850,000          100.00              85,000,000      8.750%          09/03/04          09/03/09
Series C            750,000          100.00              75,000,000      9.000%          09/03/04          09/03/09
Series D            500,000          100.00              50,000,000      9.125%          09/29/04          09/29/09
Series E            700,000          100.00              70,000,000      8.750%          05/25/05          05/25/10
Series F            240,000          100.00              24,000,000      8.750%          09/08/05          09/08/10
               -------------                        ----------------
                  4,640,000                        $    384,000,000
               =============                        ================


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

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002




6.     Stockholders' Equity and Minority Interest (continued)

       The Stockholders Agreement provides that Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or by-laws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directions or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.

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

       On December 14, 2001 Security Capital entered into an agreement with GE Capital pursuant to which, assuming consummation, an indirect wholly owned subsidiary of GE Capital will be merged with and into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital. The acquisition closed on May 14, 2002. Assuming that Security Capital continues in existence following its acquisition by GE Capital, Regency believes that the Stockholders' Agreement will remain in full force and effect; however, Regency is not a party to any of the agreements between Security Capital and GE Capital.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2002, and 2001 (in thousands except per share data):

                                                                     2002              2001
                                                                     -----             ----
       Numerator:
       ---------
       Income from continuing operations                       $     22,100            22,215
       Discontinued operations                                        3,176               931
                                                                 ----------        ----------
       Net income                                                    25,276            23,146
       Less: Preferred stock dividends                                  758               734
                                                                 ----------        ----------
       Net income for common stockholders - Basic                    24,518            22,412
       Add: Minority interest of exchangeable operating
                partnership units                                       651               560
                                                                 ----------        ----------
       Net income for common stockholders - Diluted            $     25,169            22,972
                                                                 ==========        ==========
       Denominator:
       -----------
       Weighted average common shares
          outstanding for Basic EPS                                  57,856            57,205
       Exchangeable operating partnership units                       1,542             1,642
       Incremental shares to be issued under
          common stock using the Treasury Method                        392               165
                                                                 ----------        ----------
       Weighted average common shares outstanding
          for Diluted EPS                                            59,790            59,012
                                                                 ----------        ----------
       Income per common share - Basic
       -------------------------------
       Income from continuing operations                       $       0.37              0.37
       Discontinued operations                                         0.05              0.02
                                                                 ----------        ----------
       Net income for common stockholders
          per share                                            $       0.42              0.39
                                                                 ==========        ==========
       Income per common share - Diluted
       ---------------------------------
       Income from continuing operations                       $       0.37              0.37
       Discontinued operations                                         0.05              0.02
                                                                 ----------        ----------
       Net income for common stockholders
          per share                                            $       0.42              0.39
                                                                 ==========        ==========

         The Series 2 preferred stock is not included in the above calculation because its effect is anti-dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere within.

Organization
------------

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P. ("RCLP"), an operating partnership in which Regency currently owns approximately 97% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, is executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Our shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                          March 31, 2002                                    December 31, 2001
         Location         # Properties          GLA         % Leased *    # Properties      GLA        % Leased *
                          ------------        ---------     ----------    ------------   -----------   ----------

   Florida                     56             6,532,162       91.9%            56          6,535,254      92.0%
   California                  38             4,736,342       98.7%            39          4,879,051      98.8%
   Texas                       37             4,663,462       91.8%            36          4,579,263      92.8%
   Georgia                     26             2,556,322       95.0%            26          2,556,471      93.3%
   Ohio                        14             1,870,079       89.5%            14          1,870,079      93.5%
   North Carolina              13             1,302,751       98.4%            13          1,302,751      98.1%
   Colorado                    12             1,195,480       98.4%            12          1,188,480      99.2%
   Washington                   9             1,095,481       98.1%             9          1,095,457      98.1%
   Oregon                       8               739,910       91.6%             8            740,095      93.2%
   Alabama                      8               783,801       95.4%             7            665,440      95.3%
   Arizona                      9               627,576       86.3%             9            627,612      98.6%
   Tennessee                    9               479,955       98.2%            10            493,860      99.4%
   Virginia                     6               408,368       97.6%             6            408,368      97.6%
   Missouri                     2               370,176       94.0%             2            370,176      92.9%
   South Carolina               6               350,167      100.0%             5            241,541     100.0%
   Kentucky                     5               325,311       93.2%             5            321,689      94.2%
   Illinois                     2               300,536       98.8%             2            300,162      91.6%
   Michigan                     3               275,085       92.5%             3            275,085      89.5%
   Delaware                     2               240,418       99.3%             2            240,418      99.3%
   Mississippi                  2               185,061       98.3%             2            185,061      98.3%
   New Jersey                   2                99,901      100.0%             3            112,640     100.0%
   Wyoming                      1                87,771      100.0%             1             87,777     100.0%
   Pennsylvania                 1                 6,000      100.0%             1              6,000     100.0%
   Maryland                     -                     -         -               1              6,763        -
                          -------------- --------------- ---------------- -------------- --------------  -------------
       Total                   271           29,232,115       94.3%            272        29,089,493      94.9%
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

         The following table summarizes the four largest grocery tenants occupying our shopping centers at March 31, 2002:

                                                Percentage of      Percentage of
            Grocery       Number of               Company-           Annualized       Average Remaining
            Anchor        Stores (a)              owned GLA        Base Rent (b)          Lease Term
            ------        ----------            -------------      -------------      -----------------

          Kroger             59                      11.2%               9.1%               15 yrs
          Publix             52                       8.1%               5.9%               13 yrs
          Safeway            48                       6.0%               4.8%               11 yrs
          Albertsons         25                       3.1%               2.5%               15 yrs

(a)      Includes grocery tenant owned stores
(b)      Includes properties owned through joint ventures

         On January 22, 2002, Kmart Corporation, a tenant in four of the Company's shopping centers, filed for Chapter 11 bankruptcy. As of March 31, 2002, Kmart has announced the store closing of two of the Company's four leases, representing approximately $0.9 million of Company annualized base rent. Under Chapter 11 bankruptcy protection, Kmart has the ability to affirm or reject pre-petition lease agreements. The Company's four Kmart leases represent approximately .56% of Company annualized base rent and 1.1% of Company GLA. There can be no assurance that Kmart will accept the Company's leases or that the leases will not be accepted under reduced rental rates. Rejection of any or all of the Company's Kmart leases should not have an adverse effect on the Company's results of operations.

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

         At March 31, 2002, we had 38 projects under construction or undergoing major renovations, which, when complete will represent an investment of $508 million before reimbursement of certain tenant-related costs and expected sale proceeds from adjacent land and outparcels. Total costs necessary to complete these developments are estimated to be $174 million and will be expended through 2005. These developments are approximately 66% complete and 73% pre-leased.

              Regency has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. At March 31, 2002, this joint venture has nine properties for total GLA of 1,604,672 sq. ft. and a net book value of $192.3 million.

              Regency has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter, MCWR acquired two shopping centers from the Company for $17.8 million for which the Company received net proceeds of $13.3 million. The Company recognized gains on the sales of these centers of $1.5 million, which represents gain recognition on only that portion of the sales to MCWR not owned by the Company. At March 31, 2002, this joint venture has seven properties for total GLA of 560,624 sq. ft. and a net book value of $54.7 million.

         The Columbia and MCWR joint ventures intend to continue to acquire retail shopping centers, some of which may be sold to them by Regency. We are required to provide our pro rata share of the purchase price of real estate to be acquired by these ventures from third parties.

Liquidity and Capital Resources
-------------------------------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to share and unit holders. Net cash provided by operating activities was $25.3 million and $52.2 million for the three months ended March 31, 2002 and 2001, respectively. During the first three months of 2002 and 2001, respectively, we incurred capital expenditures of $3.7 million and $2.8 million to improve our shopping center portfolio, paid scheduled principal payments of $1.4 million and $1.5 million to our lenders, and paid dividends and distributions of $39.3 million and $38.4 million to our share and unit holders.

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

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Proceeds from the sale of real estate includes the sale of out-parcels and developments as well as the sale of low-growth shopping centers. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets provides Regency with a capital source for new development and acquisitions, while earning market based fees as the asset manager. During the first quarter of 2002 and 2001, proceeds from the sale of real estate to third parties and joint ventures were $46.7 million and $35.5 million, respectively.

         Net cash used in investing activities was $14.2 million and $18.7 million for the three months ended March 31, 2002 and 2001, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. These amounts are net of the proceeds from sales of real estate discussed above. Net cash used in financing activities was $9.3 million and $81.8 million for the three months ended March 31, 2002 and 2001, respectively.

         Outstanding debt at March 31, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                              2002            2001
                                                                              ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        204,868         240,091
                    Variable rate mortgage loans                                21,725          21,691
                    Fixed rate unsecured loans                               1,010,521         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,237,114       1,022,721
                Unsecured line of credit                                       190,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,427,114       1,396,721
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

         Interest rates paid on the Line at March 31, 2002 and 2001 were based on LIBOR plus .85% and 1.0%, or 2.725% and 6.1875%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         On January 15, 2002, the Company, through RCLP completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

         As of March 31, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2002                                      $       3,713          17,789          21,502
              2003                                              4,678          22,867          27,545
              2004 (includes the Line)                          5,049         401,928         406,977
              2005                                              3,862         148,033         151,895
              2006                                              3,415          24,093          27,508
              Beyond 5 Years                                   27,845         756,934         784,779
              Unamortized debt premiums                             -           6,908           6,908
                                                           ----------- --------------- ---------------
                   Total                                $      48,562       1,378,552       1,427,114
                                                           =========== =============== ===============


         Unconsolidated partnerships and joint ventures in which we have an investment also had mortgage loans payable of $62.0 million at March 31, 2002 and the Company's proportionate share of these loans is $13.3 million. The mortgage loans payable are non-recourse and contain no other provisions that would result in a contingent liability to the Company.

             The fair value of our notes payable and the Line are estimated based on the current rates available to us for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in the connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is $1.44 billion.

         RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP at par after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. The net proceeds of these offerings were used to reduce the Line. At March 31, 2002 and 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

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

Results from Operations

Comparison of the three months ended March 31, 2002 to 2001

         Revenues increased $3.4 million or 4% to $94.6 million in 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates at the operating properties. Minimum rent increased $5.9 million or 9%, and recoveries from tenants increased $1.6 million or 8%. At March 31, 2002, we were operating or developing 271 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are all properties not identified as development. At March 31, 2002, we had 233 stabilized shopping centers that were 94.3% leased. In 2002, rental rates grew by 2.2% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes management fees and commission income, profits and losses from the sale of developed properties and gains or losses from the sale of land and outparcels. The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. Service operations revenue decreased by $3.5 million to $2.0 million in 2002, or 63%. The decrease was primarily due to a $1.9 million decrease in gains from the sale of land and outparcels and by a $2.0 million reduction in development profits offset by a $0.4 million increase in management fees primarily related to the Columbia and MCWR joint ventures. The reduction in development profits was a result of selling fewer developments during 2002 vs. 2001.

         Operating expenses increased $1.4 million or 3% to $44.2 million in 2002. Combined operating and maintenance, and real estate taxes increased $1.4 million or 6% during 2002 to $22.8 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $4.0 million during 2002 vs. $4.3 million in 2001. Depreciation and amortization increased $1.4 million during 2002 or 9% primarily due to developments that only partially operated during 2001.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value.

         Interest expense increased to $21.5 million in 2002 from $19.2 million in 2001 or 12%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Regency had $1.4 billion and $1.3 billion of outstanding debt at March 31, 2002 and March 31, 2001, respectively. On March 31, 2002, 85% of outstanding debt had fixed interest rates vs. 80% on March 31, 2001.

         Income from discontinued operations was $3.2 million in 2002 compared to $0.9 million in 2001 primarily due to the gain recognized on the sale of an operating property in 2002 of $1.7 million.

         Net income for common stockholders was $24.5 million in 2002 vs. $22.4 million in 2001, or a 10% increase. Diluted earnings per share was $0.42 in 2002 vs. $0.39 in 2001, or 8% higher as a result of the increase in net income.

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

Inflation
---------

         Inflation has remained relatively low and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

              Market Risk
              -----------

         Regency is exposed to interest rate changes primarily as a result of the Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at March 31, 2002, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                    Fair
                                 2002       2003        2004        2005       2006    Thereafter      Total       Value
                                 ----       ----        ----        ----       ----    ----------      -----       -----
Fixed rate debt                 21,331     17,982     204,986     151,895     27,508     784,778     1,208,480   1,225,388
Average interest rate
   for all debt                  7.63%      7.61%       7.65%       7.64%      7.65%       7.63%          -           -
Variable rate LIBOR debt           171      9,563     201,991        -          -           -          211,725     211,725
Average interest rate
   for all debt                   2.72%     2.70%        -           -          -           -             -           -

         As the table incorporates only those exposures that exist as of March 31, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Item 6 Exhibits and Reports on Form 8-K:


(a)       Exhibits
          --------

10.       Material Contracts

          None

(b)       Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  May 15,  2002           REGENCY CENTERS CORPORATION



                                        By:       /s/  J. Christian Leavitt
                                           -------------------------------------
                                                 Senior Vice President,
                                                 and Chief Accounting Officer