Form 10-Q
period 2002-06-30
REGENCY CENTERS CORP
filed 2002-08-13
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 2002

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

                                 (904) 598-7000
                                 --------------
              (Registrant's telephone number, including area code)

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

As of August 7, 2002, there were 57,540,951 shares outstanding of the Registrant's common stock.

                        REGENCY CENTERS CORPORATION
                        Consolidated Balance Sheets
                    June 30, 2002 and December 31, 2001
                                (unaudited)


                                                                                     2002                   2001
                                                                                     ----                   ----
Assets
Real estate investments:
     Land                                                                     $     699,099,670            600,081,672
     Buildings and improvements                                                   2,061,580,923          1,914,961,155
                                                                                ----------------       ----------------
                                                                                  2,760,680,593          2,515,042,827
     Less:  accumulated depreciation                                                234,971,611            202,325,324
                                                                                ----------------       ----------------
                                                                                  2,525,708,982          2,312,717,503
     Properties in development                                                      307,984,950            408,437,476
     Operating properties held for sale                                                       -            158,121,462
     Investments in real estate partnerships                                         90,719,293             75,229,636
                                                                                ----------------       ----------------
          Net real estate investments                                             2,924,413,225          2,954,506,077

Cash and cash equivalents                                                            69,223,154             27,853,264
Notes receivable                                                                     22,209,928             32,504,941
Tenant receivables, net of allowance for uncollectible accounts of $4,685,976 and $4,980,335 at June 30, 2002 and
     December 31, 2001, respectively                                                 36,920,445             47,723,145
Deferred costs, less accumulated amortization of $22,442,312 and
     $20,402,059 at June 30, 2002 and December 31, 2001, respectively                37,717,022             34,399,242
Other assets                                                                         13,262,089             12,327,567
                                                                                ----------------       ----------------
                                                                              $   3,103,745,863          3,109,314,236
                                                                                ================       ================

Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                            $   1,226,282,116          1,022,720,748
     Unsecured line of credit                                                       180,000,000            374,000,000
     Accounts payable and other liabilities                                          69,660,898             73,434,322
     Tenants' security and escrow deposits                                            8,775,853              8,656,456
                                                                                ----------------       ----------------
          Total liabilities                                                       1,484,718,867          1,478,811,526
                                                                                ----------------       ----------------

Preferred units                                                                     375,403,652            375,403,652
Exchangeable operating partnership units                                             30,676,022             32,108,191
Limited partners' interest in consolidated partnerships                               4,174,996              3,940,011
                                                                                ----------------       ----------------
          Total minority interest                                                   410,254,670            411,451,854
                                                                                ----------------       ----------------

Stockholders' equity:
     Series 2 cumulative convertible preferred stock and paid in capital, $.01 par value per share: 1,502,532 shares authorized; 1,487,507 shares issued and outstanding at June 30, 2002 and December 31, 2001,
        respectively; liquidation preference $20.83 per share                        34,696,112             34,696,112
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 61,900,541 and 60,995,496 shares issued
        at June 30, 2002 and December 31, 2001, respectively                            619,005                609,955
     Treasury stock; 3,711,492 and 3,394,045 shares held at
        June 30, 2002 and December 31, 2001, respectively, at cost                  (71,322,035)           (67,346,414)
     Additonal paid in capital                                                    1,332,308,659          1,327,579,434
     Distributions in excess of net income                                          (80,582,798)           (68,226,276)
     Stock loans                                                                     (6,946,617)            (8,261,955)
                                                                                ----------------       ----------------
          Total stockholders' equity                                              1,208,772,326          1,219,050,856
                                                                                ----------------       ----------------

Commitments and contingencies
                                                                              $   3,103,745,863          3,109,314,236
                                                                                ================       ================


See accompanying notes to consolidated financial statements

                        REGENCY CENTERS CORPORATION
                   Consolidated Statements of Operations
             For the Three Months ended June 30, 2002 and 2001
                                (unaudited)


                                                                                     2002                   2001
                                                                                     ----                   ----
Revenues:
     Minimum rent                                                             $      70,805,363             63,657,012
     Percentage rent                                                                    338,368                541,777
     Recoveries from tenants                                                         19,948,149             17,685,719
     Service operations revenue                                                       2,420,368              8,721,592
     Equity in income of investments in
        real estate partnerships                                                      1,819,700                727,063
                                                                                ----------------       ----------------
           Total revenues                                                            95,331,948             91,333,163
                                                                                ----------------       ----------------

Operating expenses:
     Depreciation and amortization                                                   17,753,379             16,116,924
     Operating and maintenance                                                       13,150,748             11,481,127
     General and administrative                                                       5,228,148              4,602,583
     Real estate taxes                                                               10,147,908              9,242,518
     Other expenses                                                                     350,249              1,972,290
                                                                                ----------------       ----------------
           Total operating expenses                                                  46,630,432             43,415,442
                                                                                ----------------       ----------------

Other expense (income)
     Interest expense, net of interest income of $602,530
       and $1,288,350 in 2002 and 2001, respectively                                 20,465,084             17,408,130
     Gain on sale of operating properties                                                     -             (1,029,647)
     Provision for loss on operating properties                                       2,364,480                      -
     Other income                                                                    (2,383,524)                     -
                                                                                ----------------       ----------------
           Total other expense (income)                                              20,446,040             16,378,483
                                                                                ----------------       ----------------

           Income before minority interests                                          28,255,476             31,539,238

Minority interest preferred unit distributions                                       (8,368,752)            (8,368,752)
Minority interest of exchangeable partnership units                                    (582,240)              (817,831)
Minority interest of limited partners                                                  (125,873)               (42,714)
                                                                                ----------------       ----------------

           Income from continuing operations                                         19,178,611             22,309,941

Discontinued operations:
     Operating income from discontinued operations                                      942,157              1,839,065
     Gain on sale of operating properties and properties in development               2,869,449                      -
                                                                                ----------------       ----------------
           Income from discontinued operations                                        3,811,606              1,839,065
                                                                                ----------------       ----------------

           Net income                                                                22,990,217             24,149,006

Preferred stock dividends                                                              (758,628)              (743,754)
                                                                                ----------------       ----------------

           Net income for common stockholders                                 $      22,231,589             23,405,252
                                                                                ================       ================

Income per common share - Basic:
     Income from continuing operations                                        $            0.32                   0.38
     Discontinued operations                                                  $            0.06                   0.03
                                                                                ----------------       ----------------
     Net income for common stockholders per share                             $            0.38                   0.41
                                                                                ================       ================

Income per common share - Diluted:
     Income from continuing operations                                        $            0.32                   0.38
     Discontinued operations                                                  $            0.06                   0.03
                                                                                ----------------       ----------------
     Net income for common stockholders per share                             $            0.38                   0.41
                                                                                ================       ================

See accompanying notes to consolidated financial statements

                        REGENCY CENTERS CORPORATION
                   Consolidated Statements of Operations
              For the Six Months ended June 30, 2002 and 2001
                                (unaudited)


                                                                                     2002                   2001
                                                                                     ----                   ----
Revenues:
     Minimum rent                                                             $     139,568,482            126,700,427
     Percentage rent                                                                    986,625              1,651,801
     Recoveries from tenants                                                         39,779,564             36,062,697
     Service operations revenue                                                       4,134,738             14,170,939
     Equity in income of investments in
        real estate partnerships                                                      2,885,210              1,892,262
                                                                                ----------------       ----------------
           Total revenues                                                           187,354,619            180,478,126
                                                                                ----------------       ----------------

Operating expenses:
     Depreciation and amortization                                                   34,477,264             31,490,752
     Operating and maintenance                                                       25,044,805             23,246,939
     General and administrative                                                       9,211,154              8,917,757
     Real estate taxes                                                               20,527,573             18,481,004
     Other expenses                                                                     709,592              3,351,622
                                                                                ----------------       ----------------
           Total operating expenses                                                  89,970,388             85,488,074
                                                                                ----------------       ----------------

Other expense (income)
     Interest expense, net of interest income of $1,444,168
       and $3,265,651 in 2002 and 2001, respectively                                 40,979,555             34,309,342
     Gain on sale of operating properties                                            (1,494,225)            (1,098,305)
     Provision for loss on operating properties                                       2,364,480                      -
     Other income                                                                    (2,383,524)                     -
                                                                                ----------------       ----------------
           Total other expense (income)                                              39,466,286             33,211,037
                                                                                ----------------       ----------------

           Income before minority interests                                          57,917,945             61,779,015

Minority interest preferred unit distributions                                      (16,737,504)           (16,737,503)
Minority interest of exchangeable partnership units                                  (1,233,018)            (1,378,499)
Minority interest of limited partners                                                  (234,985)              (132,500)
                                                                                ----------------       ----------------

           Income from continuing operations                                         39,712,438             43,530,513

Discontinued operations:
     Operating income from discontinued operations                                    3,712,541              3,764,317
     Gain on sale of operating properties and properties in development               4,841,901                      -
                                                                                ----------------       ----------------
           Income from discontinued operations                                        8,554,442              3,764,317
                                                                                ----------------       ----------------

           Net income                                                                48,266,880             47,294,830

Preferred stock dividends                                                            (1,517,256)            (1,477,591)
                                                                                ----------------       ----------------

           Net income for common stockholders                                 $      46,749,624             45,817,239
                                                                                ================       ================

Income per common share - Basic:
     Income from continuing operations                                        $            0.66                   0.73
     Discontinued operations                                                  $            0.15                   0.07
                                                                                ----------------       ----------------
     Net income for common stockholders per share                             $            0.81                   0.80
                                                                                ================       ================

Income per common share - Diluted:
     Income from continuing operations                                        $            0.66                   0.73
     Discontinued operations                                                  $            0.14                   0.07
                                                                                ----------------       ----------------
     Net income for common stockholders per share                             $            0.80                   0.80
                                                                                ================       ================

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months ended June 30, 2002
                                   (unaudited)


                                                                          Additional       Distributions                 Total
                                     Series 2      Common    Treasury       Paid In        in Excess of    Stock       Stockholders'
                                  Preferred Stock  Stock      Stock         Capital        Net Income      Loans         Equity
                                  ---------------  --------  -----------   ------------    ------------  -----------  -------------
Balance at
     December  31, 2001           $  34,696,112    609,955   (67,346,414)  1,327,579,434   (68,226,276)  (8,261,955)  1,219,050,856
Common stock issued as
     compensation or purchased by
     directors or officers                    -      6,932             -       4,119,018             -            -       4,125,950
Common stock  redeemed
     under stock loans                        -      1,736    (1,250,621)       (377,823)            -    1,315,338        (311,370)
Common stock issued for
     partnership units exchanged              -        382             -       1,020,069             -            -       1,020,451
Reallocation of minority interest             -          -             -         (32,039)            -            -         (32,039)
Repurchase of common stock                    -          -    (2,725,000)              -             -            -      (2,725,000)
Cash dividends declared:
     Common stock ($1.02 per share)
     and preferred stock                      -          -             -               -   (60,623,402)           -     (60,623,402)
Net income                                    -          -             -               -    48,266,880            -      48,266,880
                                   ------------   --------   -----------    ------------   -----------  -----------   -------------
Balance at
     June  30, 2002               $  34,696,112    619,005   (71,322,035)  1,332,308,659   (80,582,798)  (6,946,617)  1,208,772,326
                                   ============   ========   ===========   =============   ===========  ===========   =============





See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001
                                   (unaudited)

                                                                                         2002                       2001
                                                                                         ----                       ----
Cash flows from operating activities:
    Net income                                                                  $      48,266,880              47,294,830
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                35,345,863              32,768,580
          Deferred loan cost and debt premium amortization                                579,760                 419,034
          Stock based compensation                                                      4,061,109               3,228,847
          Minority interest preferred unit distribution                                16,737,504              16,737,503
          Minority interest of exchangeable partnership units                           1,233,018               1,378,499
          Minority interest of limited partners                                           234,985                 132,500
          Equity in income of investments in real estate partnerships                  (2,885,210)             (1,892,262)
          Gain on sale of operating properties                                         (6,336,126)             (1,098,305)
          Provision for loss on operating properties                                    2,364,480                       -
          Other income                                                                 (2,383,524)                      -
          Distributions from operations of investments in real
              estate partnerships                                                       2,445,123                 583,000
          Changes in assets and liabilities:
              Tenant receivables                                                        4,846,288               7,402,336
              Deferred leasing costs                                                   (5,743,087)             (4,567,123)
              Other assets                                                               (909,558)              2,247,251
              Tenants' security and escrow deposits                                       492,752                 108,576
              Accounts payable and other liabilities                                   (8,864,235)            (12,286,052)
                                                                                  ----------------         ---------------
                 Net cash provided by operating activities                             89,486,022              92,457,214
                                                                                  ----------------         ---------------

Cash flows from investing activities:
     Acquisition and development of real estate                                      (122,942,817)           (126,162,470)
     Proceeds from sale of real estate                                                152,570,119             101,336,053
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                       -               1,547,043
     Investment in real estate partnerships                                           (19,452,091)            (36,144,987)
     Capital improvements                                                              (8,065,785)             (6,906,123)
     Proceeds from sale of real estate partnerships                                     2,388,319                       -
     Repayments from notes receivable                                                  20,042,824              14,594,060
     Funding of note receivable                                                        (4,895,111)                      -
     Distributions received from investments in real estate partnerships                5,901,647              11,360,959
                                                                                  ----------------         ---------------
                 Net cash provided by (used in) investing activities                   25,547,105             (40,375,465)
                                                                                  ----------------         ---------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                            3,500,499                  38,264
     Repurchase of common stock                                                        (2,725,000)                (38,102)
     Redemption of partnership units                                                      (83,232)                      -
     Net distributions to limited partners in consolidated partnerships                         -              (5,005,010)
     Distributions to exchangeable partnership unit holders                            (1,593,543)             (1,773,689)
     Distributions to preferred unit holders                                          (16,737,504)            (16,737,503)
     Dividends paid to common stockholders                                            (59,106,146)            (57,291,120)
     Dividends paid to preferred stockholders                                          (1,517,256)             (1,477,591)
     Net proceeds from fixed rate unsecured notes                                     249,625,000             219,707,400
     Repayment of unsecured line of credit, net                                      (194,000,000)           (233,000,000)
     Repayment of notes payable                                                       (46,339,199)            (32,407,364)
     Scheduled principal payments                                                      (2,615,870)             (2,920,902)
     Deferred loan costs                                                               (2,070,986)             (9,036,174)
                                                                                  ----------------         ---------------
                 Net cash used in financing activities                                (73,663,237)           (139,941,791)
                                                                                  ----------------         ---------------

                 Net increase (decrease) in cash and cash equivalents                  41,369,890             (87,860,042)

Cash and cash equivalents at beginning of period                                       27,853,264             100,987,895
                                                                                  ----------------         ---------------

Cash and cash equivalents at end of period                                      $      69,223,154              13,127,853
                                                                                  ================         ===============

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001
                                   (unaudited)
                                    continued

                                                                                      2002                    2001
                                                                                      ----                    ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $7,870,000 and $10,086,000 in 2002 and 2001, respectively)                   $    34,747,465             29,791,718
                                                                                   ==============         ==============

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                       $     6,400,000              5,470,479
                                                                                   ==============         ==============

Notes receivable taken in connection with sales of properties
   in development                                                               $     4,852,700              4,005,556
                                                                                   ==============         ==============

Real estate contributed as investment in real estate partnerships               $     3,887,445              9,800,012
                                                                                   ==============         ==============







See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and also partnerships in which it has voting control (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

              The financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K/A filed with the Securities and Exchange Commission.

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

              Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and recovery of real estate taxes and CAM costs are recognized when earned.

              Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

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

              Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction based on average outstanding expenditures.

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

              In 2001, we classified $158.0 million of operating properties as held for sale on the balance sheet. With the adoption of Statement 144, we determined that those assets did not meet the six criteria set forth in Statement 144 and recharacterized them as properties to be held and used. Subsequent to January 1, 2002, and in accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

       (c)    Real Estate Investments (continued)

              The Company reviews its real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, the Company recorded a provision for loss of $2.4 million on an operating property (Retail segment) due to the impairment recognized as a result of the Kmart store closing, combined with an earlier closing of an adjacent Winn-Dixie grocery store. The fair value of the operating property was determined by using prices for similar assets in the market.

              The Company's properties have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with Statement 144, the operations and gains on sales of operating properties and properties in development sold to third parties are reported in discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has some continuing involvement are reported as income from continuing operations.

       (d)    Recent Accounting Pronouncement

              In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company elected to adopt the provisions related to the rescission of SFAS No. 4 during this period, and reported a gain on early extinguishment of debt totaling $2.4 million, which is included in other income on the accompanying statements of operations during the period ended June 30, 2002.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not yet assessed the impact of this statement, however it does not believe it will have a material effect on the financial statements.

       (e)    Reclassifications

              Certain reclassifications have been made to the 2001 amounts to conform to classifications adopted in 2002.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.     Segments

       The Company was formed, and currently operates, for the purpose of 1) operating and developing Company-owned retail shopping centers (Retail segment), and 2) developing properties intended for sale (including shopping centers, outparcels and build-to-suit properties) and providing management services to third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no inter-segment sales or transfers.

       The Company assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). Net operating income for the Retail segment and income for the Service operations segment include gains and losses on the sale of operating properties and properties in development, as well as, the related operating income that is reported as discontinued operations in the accompanying consolidated statements of operations, as required by Statement 144. The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income- producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. In connection with the effective date of Statement 144, the definition of FFO was amended to include amounts reported as income/loss from the operations of discontinued operations. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month and six month periods ended June 30, 2002, and 2001. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.       Segments (continued)

                                                                               For the three months ended
                                                                        June 30, 2002             June 30, 2001
                                                                        -------------             -------------
       Revenues:
         Retail segment                                         $         92,911,580                82,611,571
         Service operations segment                                        2,420,368                 8,721,592
                                                                   ------------------------- -------------------------
            Total revenues                                      $         95,331,948                91,333,163
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $         72,136,288                64,756,638
         Service operations segment income                                 3,708,610                 8,721,592
         Adjustments to calculate diluted FFO:
           Interest expense, net                                         (20,465,084)              (17,408,130)
           Other income                                                    2,383,524                         -
           General and administrative and other                           (5,578,397)               (6,574,873)
           Non-real estate depreciation                                     (383,689)                 (460,816)
           Minority interest of limited partners                            (125,873)                  (42,714)
           Gain on sale of operating properties                                    -                (2,023,114)
           Gain on sale of operating properties -
            discontinued operations                                       (1,581,208)                        -
           Depreciation and amortization of
            discontinued operations                                          270,552                   755,740
           Minority interest in depreciation
            and amortization                                                 (48,866)                  (98,425)
           Share of joint venture depreciation
            and amortization                                                 306,149                   237,258
           Distributions on preferred units                               (8,368,752)               (8,368,752)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                              42,253,254                39,494,404
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                             (17,640,242)              (16,411,848)
           Minority interest in depreciation
            and amortization                                                  48,866                    98,425
           Share of joint venture depreciation
            and amortization                                                (306,149)                 (237,258)
           Provision for loss on operating properties                     (2,364,480)                        -
           Gain on sale of operating properties                                    -                 2,023,114
           Gain on sale of operating properties -
            discontinued operations                                        1,581,208                         -
           Minority interest of exchangeable
             operating partnership units                                    (582,240)                 (817,831)
                                                                   ------------------------- -------------------------

             Net income                                         $         22,990,217                24,149,006
                                                                   ========================= =========================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.     Segments (continued)

                                                                                For the six months ended
                                                                        June 30, 2002             June 30, 2001
                                                                        -------------             -------------

       Revenues:
         Retail segment                                         $        183,219,881                166,307,187
         Service operations segment                                        4,134,738                 14,170,939
                                                                   ------------------------- -------------------------
            Total revenues                                      $        187,354,619                180,478,126
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $        146,099,689                129,441,866
         Service operations segment income                                 5,731,219                 14,170,939
         Adjustments to calculate diluted FFO:
           Interest expense, net                                         (40,979,555)               (34,309,342)
           Other income                                                    2,383,524                          -
           General and administrative and other                           (9,920,746)               (12,269,379)
           Non-real estate depreciation                                     (858,814)                  (849,848)
           Minority interest of limited partners                            (234,985)                  (132,500)
           Gain on sale of operating properties                           (1,494,225)                (2,091,772)
           Gain on sale of operating properties -
            discontinued operations                                       (3,245,420)                         -
           Depreciation and amortization of
            discontinued operations                                          936,209                  1,277,828
           Minority interest in depreciation
            and amortization                                                 (97,380)                   (98,424)
           Share of joint venture depreciation
            and amortization                                                 637,856                    371,692
           Distributions on preferred units                              (16,737,504)               (16,737,503)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                              82,219,868                 78,773,557
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common stockholders:
           Real estate related depreciation
            and amortization                                             (34,554,659)               (31,918,732)
           Minority interest in depreciation
            and amortization                                                  97,380                     98,424
           Share of joint venture depreciation
            and amortization                                                (637,856)                  (371,692)
           Provision for loss on operating properties                     (2,364,480)                         -
           Gain on sale of operating properties                            1,494,225                  2,091,772
           Gain on sale of operating properties -
            discontinued operations                                        3,245,420                          -
           Minority interest of exchangeable
             operating partnership units                                  (1,233,018)                (1,378,499)
                                                                   ------------------------- -------------------------

             Net income                                         $         48,266,880                 47,294,830
                                                                   ========================= =========================

                                                                        June 30, 2002           December 31, 2001
                                                                        -------------           -----------------
       Assets (in thousands):
         Retail segment                                         $          2,575,559                  2,631,592
         Service operations segment                                          407,985                    403,142
         Cash and other assets                                               120,202                     74,580
                                                                   ------------------------- -------------------------
           Total assets                                         $          3,103,746                  3,109,314
                                                                   ========================= =========================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

3.     Discontinued Operations and Operating Properties Held for Sale

       During the first six months, the Company sold 15 operating properties for proceeds of $129.2 million. These sales resulted in net a gain of $4.8 million, which is reflected as a gain on sale within discontinued operations. The revenues from the properties disposed of were $6.0 million and $7.8 million for the six months ended June 30, 2002 and 2001, respectively. The operating income from these properties was $3.7 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively. Discontinued operations for the Retail segment and the Service operations segment were $7.0 million and $1.6 million, respectively, for the six months ended June 30, 2002.

       The Company also sold two assets to Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture in which the Company has a 25% interest, for proceeds of $13.3 million (see note 4). Since the Company has a continuing involvement in these properties, the gain on the sale is recorded as gain on sale of operating properties in the Company's consolidated statements of operations.

4.     Investments in Real Estate Partnerships

       The Company accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Company's combined investment in these partnerships was $90.7 million and $75.2 million at June 30, 2002 and December 31, 2001, respectively. Net income, which includes all operating results as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       The Company has a 25% equity interest in MCWR, a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter of 2002, MCWR acquired two shopping centers from the Company for $17.8 million, for which the Company received net proceeds of $13.3 million. The Company recognized gains on the sales of $1.5 million, which represents gain recognition on only that portion of the sale to MCWR not owned by the Company.

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

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

4.     Investments in Real Estate Partnerships (continued)

       The Company's investments in real estate partnerships as of June 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                              Ownership               2002            2001
                                                              ---------               ----            ----
       Columbia Regency Retail Partners, LLC                     20%          $     30,105          31,092
       Macquarie CountryWide-Regency, LLC                        25%                 8,112           4,180
       OTR/Regency Texas Realty Holdings, L.P.                   30%                16,475          16,590
       Regency Ocean East Partnership, L.P.                      25%                     -           2,783
       RRG-RMC Tracy, LLC                                        50%                17,278          12,339
       Tinwood, LLC                                              50%                10,182           7,177
       GME/RRG I, LLC                                            50%                     -           1,069
       Jog Road, LLC                                             50%                 2,432               -
       Valleydale, LLC                                           50%                 6,135               -
                                                                                -----------     -----------
                                                                              $     90,719          75,230
                                                                                ===========     ===========

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                             June 30,           December 31,
                                                               2002                 2001
                                                               ----                 ----
       Balance Sheets:
       Investment property, net                   $              316,374                286,096
       Other assets                                                8,789                  8,581
                                                          ---------------     ------------------
             Total assets                         $              325,163                294,677
                                                          ===============     ==================

       Notes payable and other debt               $               67,619                 67,489
       Other liabilities                                           8,119                  5,983
       Equity and partners' capital                              249,425                221,205
                                                          ---------------     ------------------
             Total liabilities and equity         $              325,163                294,677
                                                          ===============     ==================

       The revenues and expenses are summarized as follows for the six month periods ended June 30, 2002 and 2001:
                                                               2002                   2001
                                                               ----                   ----
       Statements of Operations:
       Total revenues                             $               21,230                 11,490
       Total expenses                                             10,806                  5,743
                                                          ---------------     ------------------
            Net income                            $               10,424                  5,747
                                                          ===============     ==================

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $67.6 million at June 30, 2002 and the Company's proportionate share of these loans was $14.6 million.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

5.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at June 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                             2002            2001
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        202,816         240,091
                    Variable rate mortgage loans                                18,887          21,691
                    Fixed rate unsecured loans                               1,004,579         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,226,282       1,022,721
                Unsecured line of credit                                       180,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,406,282       1,396,721
                                                                         ============== ===============

       Interest rates paid on the line of credit (the "Line") at June 30, 2002 and 2001 were based on LIBOR plus .85% or 2.725% and 4.975%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

       As of June 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2002                                      $        2,452          11,768          14,220
              2003                                               4,588          22,868          27,456
              2004 (includes the Line)                           4,949         389,154         394,103
              2005                                               3,754         148,029         151,783
              2006                                               3,296          24,095          27,391
              Beyond 5 Years                                    24,416         762,663         787,079
              Unamortized debt premiums                              -           4,250           4,250
                                                           ------------ --------------- ---------------
                   Total                                $       43,455       1,362,827       1,406,282
                                                           ============ =============== ===============

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

5.     Notes Payable and Unsecured Line of Credit (continued)

       During the period ended June 30, 2002, the Company extinguished the debt on Worthington Park Centre for the face amount of the note, resulting in the recognition of a gain on early extinguishment representing the remaining unamortized premium recorded upon assumption of the debt. The gain has been recorded in other income on the accompanying consolidated statements of operations.

       The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.47 billion.

6.     Stockholders' Equity and Minority Interest

       The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At June 30, 2002 and December 31, 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue             Issuance       Distribution       Callable        Exchangeable
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
               =============                        ================


       Security Capital owns approximately 58.9% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002




6.     Stockholders' Equity and Minority Interest (continued)

       The Stockholders Agreement provides that during the standstill period Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or by-laws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directions or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.

       The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the standstill provisions of the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).

       Effective May 14, 2002, an indirect wholly owned subsidiary of GE Capital merged into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital. On July 12, 2002, Security Capital advised Regency that, pursuant to the terms of the Stockholders Agreement, Security Capital has elected to cancel the otherwise automatic extension of the standstill period effective April 10, 2003.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

7.     Earnings Per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2002, and 2001 (in thousands except per share data):

                                                                       2002               2001
                                                                       -----              ----
       Numerator:
       Income from continuing operations                       $       19,179             22,310
       Discontinued operations                                          3,812              1,839
                                                                  ------------       ------------
       Net income                                                      22,991             24,149
       Less: Preferred stock dividends                                    759                744
                                                                  ------------       ------------
       Net income for common stockholders - Basic                      22,232             23,405
       Add: Minority interest of exchangeable operating
                partnership units                                         582                818
                                                                  ------------       ------------
       Net income for common stockholders - Diluted            $       22,814             24,223
                                                                  ============       ============

       Denominator:
       -------------
       Weighted average common shares
          outstanding for Basic EPS                                    58,120             57,504
       Exchangeable operating partnership units                         1,520              1,566
       Incremental shares to be issued under
          common stock using the Treasury Method                          459                203
                                                                  ------------       ------------
       Weighted average common shares outstanding
          for Diluted EPS                                              60,099             59,273
                                                                  ------------       ------------

       Income per common share - Basic
       Income from continuing operations                       $         0.32               0.38
       Discontinued operations                                 $         0.06               0.03
                                                                  ------------       ------------
       Net income for common stockholders
          per share                                            $         0.38               0.41
                                                                  ============       ============

       Income per common share - Diluted
       Income from continuing operations                       $         0.32               0.38
       Discontinued operations                                 $         0.06               0.03
                                                                  ------------       ------------
       Net income for common stockholders
          per share                                            $         0.38               0.41
                                                                  ============       ============

         The Series 2 preferred stock is not included in the above calculation because its effect is anti-dilutive.

                                 REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

7.     Earnings Per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the six month periods ended June 30, 2002, and 2001 (in thousands except per share data):

                                                                       2002               2001
                                                                       ----               ----
       Numerator:
       Income from continuing operations                       $       39,712             43,531
       Discontinued operations                                          8,555              3,764
                                                                  ------------       ------------
       Net income                                                      48,267             47,295
       Less: Preferred stock dividends                                  1,517              1,478
                                                                  ------------       ------------
       Net income for common stockholders - Basic                      46,750             45,817
       Add: Minority interest of exchangeable operating
                partnership units                                       1,233              1,379
                                                                  ------------       ------------
       Net income for common stockholders - Diluted            $       47,983             47,196
                                                                  ============       ============

       Denominator:
       -------------
       Weighted average common shares
          outstanding for Basic EPS                                    57,953             57,353
       Exchangeable operating partnership units                         1,529              1,612
       Incremental shares to be issued under
          common stock using the Treasury Method                          425                183
                                                                  ------------       ------------
       Weighted average common shares outstanding
          for Diluted EPS                                              59,907             59,148
                                                                  ------------       ------------

       Income per common share - Basic
       Income from continuing operations                       $         0.66               0.73
       Discontinued operations                                 $         0.15               0.07
                                                                  ------------       ------------
       Net income for common stockholders
          per share                                            $         0.81               0.80
                                                                  ============       ============

       Income per common share - Diluted
       Income from continuing operations                       $         0.66               0.73
       Discontinued operations                                 $         0.14               0.07
                                                                  ------------       ------------
       Net income for common stockholders
          per share                                            $         0.80               0.80
                                                                  ============       ============

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

Organization

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., ("RCLP"), an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, is executed by RCLP.

Shopping Center Business

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Our shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                        June 30, 2002                                December 31, 2001
                                        -------------                                -----------------
Location               # Properties           GLA         % Leased *    # Properties         GLA        % Leased *
                       ------------        ---------      ----------    ------------     -----------    ----------

Florida                      55             6,358,348       93.2%            56            6,535,254      92.0%
California                   38             4,814,302       99.1%            39            4,879,051      98.8%
Texas                        35             4,373,356       93.4%            36            4,579,263      92.8%
Georgia                      24             2,429,924       94.6%            26            2,556,471      93.3%
Ohio                         14             1,878,356       90.6%            14            1,870,079      93.5%
North Carolina               13             1,302,751       98.0%            13            1,302,751      98.1%
Colorado                     12             1,195,412       98.2%            12            1,188,480      99.2%
Washington                   8                932,271       98.9%             9            1,095,457      98.1%
Oregon                       8                827,031       91.7%             8              740,095      93.2%
Alabama                      8                783,711       94.3%             7              665,440      95.3%
Arizona                      8                586,772       86.4%             9              627,612      98.6%
Virginia                     7                477,250       98.4%             6              408,368      97.6%
Tennessee                    7                455,142       97.9%            10              493,860      99.4%
Missouri                     2                370,572       96.5%             2              370,176      92.9%
South Carolina               6                350,164      100.0%             5              241,541     100.0%
Kentucky                     5                325,682       93.6%             5              321,689      94.2%
Illinois                     2                300,536       98.5%             2              300,162      91.6%
Michigan                     3                279,265       93.7%             3              275,085      89.5%
Delaware                     2                240,418       99.5%             2              240,418      99.3%
Mississippi                  2                185,061       98.9%             2              185,061      98.3%
New Jersey                   2                 99,901      100.0%             3              112,640     100.0%
Wyoming                      1                 86,883      100.0%             1               87,777     100.0%
Pennsylvania                 1                  6,000      100.0%             1                6,000     100.0%
Maryland                     -                     -          -               1                6,763        -
                       --------------- --------------- ---------------- -------------- -------------- --------------
    Total                   263            28,659,108       95.0%            272          29,089,493      94.9%
                       =============== =============== ================ ============== ============== ==============

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

         The following table summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2002:

                                                Percentage of      Percentage of
           Grocery            Number of           Company-           Annualized        Average Remaining
           Anchor           Stores (a) (b)      owned GLA (b)      Base Rent (b)         Lease Term
           ------           --------------      -------------      -------------          ----------

          Kroger                  57               11.1%               8.7%                 15 yrs
          Publix                  52                8.3%               5.9%                 13 yrs
          Safeway                 45                5.8%               4.5%                 11 yrs
          Albertsons              25                3.0%               2.6%                 15 yrs

        (a)      Includes grocery tenant owned stores
        (b)      Includes properties owned through joint ventures

         On January 22, 2002, Kmart Corporation, a tenant in four of our shopping centers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11 bankruptcy protection, Kmart has the ability to reject pre-petition lease agreements and cease the payment of rent. Effective June 30, 2002, Kmart rejected two leases representing $0.942 million of annual base rent and closed both stores. We have two other leases with Kmart representing $0.883 million of annual base rent. Both of these stores are open and operating, however, there can be no assurance that Kmart will be able to continue rental payments on these two stores in the future.

         As a result of the Kmart store closing at one of our shopping centers, combined with an earlier closing of an adjacent Winn-Dixie grocery store, we determined that the value of this shopping center had been permanently impaired; and accordingly, recorded a provision for loss on operating properties of $2.4 million.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease from the anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocer anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         At June 30, 2002, we had 30 projects under construction or undergoing major renovations, which, when complete will represent an investment of $461.0 million before reimbursement of certain tenant-related costs and expected sale proceeds from adjacent land and outparcels. Total costs necessary to complete these developments are estimated to be

$146.0 million and will be expended through 2005. These developments are approximately 68% complete and 74% pre-leased.

         Regency has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. At June 30, 2002, Columbia owned nine shopping centers with total GLA of 1,606,026 sq. ft. and a net book value of $192.0 million.

         Regency has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter, MCWR acquired two shopping centers from the Company for $17.8 million, for which the Company received net proceeds of $13.3 million. The Company recognized gains on the sales of these centers of $1.5 million, which represents gain recognition on only that portion of the sales to MCWR not owned by the Company. At June 30, 2002, MCWR owned seven shopping centers with total GLA of 560,624 sq. ft. and a net book value of $54.5 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which may be acquired directly from Regency. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to share and unit holders. Net cash provided by operating activities was $89.5 million and $92.5 million for the six months ended June 30, 2002 and 2001, respectively. During the first six months of 2002 and 2001, respectively, we incurred capital expenditures of $8.1 million and $6.9 million to improve our shopping center portfolio, paid scheduled principal payments of $2.6 million and $2.9 million to our lenders, and paid dividends and distributions of $79.0 million and $77.3 million to our share and unit holders.

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

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Proceeds from the sale of real estate includes the sale of out-parcels and developments as well as the sale of low-growth shopping centers. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets provides Regency with a capital source for new development and acquisitions, while earning market based fees as the asset manager. During the first six months of 2002 and 2001, proceeds from the sale of real estate to third parties and joint ventures were $152.6 million and $101.3 million, respectively.

         Net cash provided by investing activities was $25.5 million for the six months ended June 30, 2002. Net cash used in investing activities was $40.4 for the six months ended June 30, 2001, primarily for the purposes discussed under Acquisition and Development of Shopping

Centers. These amounts are net of the proceeds from sales of real estate discussed above. Net cash used in financing activities was $73.7 million and $139.9 million for the six months ended June 30, 2002 and 2001, respectively.

         Outstanding debt at June 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                              2002            2001
                                                                              ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        202,816         240,091
                    Variable rate mortgage loans                                18,887          21,691
                    Fixed rate unsecured loans                               1,004,579         760,939
                                                                         --------------    ------------
                          Total notes payable                                1,226,282       1,022,721
                Unsecured line of credit                                       180,000         374,000
                                                                         --------------    ------------
                         Total                                        $      1,406,282       1,396,721
                                                                         ==============    ============

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

         Interest rates paid on the Line at June 30, 2002 and 2001 were based on LIBOR plus .85%, or 2.725% and 4.975%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         On January 15, 2002, the Company, through RCLP completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

         As of June 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   ------------- --------------- ---------------

              2002                                      $       2,452          11,768          14,220
              2003                                              4,588          22,868          27,456
              2004 (includes the Line)                          4,949         389,154         394,103
              2005                                              3,754         148,029         151,783
              2006                                              3,296          24,095          27,391
              Beyond 5 Years                                   24,416         762,663         787,079
              Unamortized debt premiums                             -           4,250           4,250
                                                           ------------- --------------- ---------------
                   Total                                $      43,455       1,362,827       1,406,282
                                                           ============= =============== ===============


         Unconsolidated partnerships and joint ventures in which we have an investment also had mortgage loans payable of $67.6 million at June 30, 2002 and the Company's proportionate share of these loans is $14.6 million.

         The fair value of our notes payable and the Line are estimated based on the current rates available to us for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in the connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is $1.47 billion.

         RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP at par after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. The net proceeds of these offerings were used to reduce the Line. At June 30, 2002 and 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

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

Results from Operations
-----------------------

Comparison of the six months ended June 30, 2002 to 2001

         Revenues increased $6.9 million or 4% to $187.4 million in 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. Minimum rent increased $12.9 million or 10%, and recoveries from tenants increased $3.7 million or 10%. At June 30, 2002, we were operating or developing 263 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are all properties not identified as development. At June 30, 2002, we had 233 stabilized shopping centers that were 95.0% leased. In 2002, rental rates grew by 9.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations. The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. Service operations revenue decreased by $10.0 million to $4.1 million in 2002, or 71%. The decrease was due to a $7.8 million reduction in development profits resulting from the sale of fewer developments during 2002 compared to 2001, a $2.7 million decrease in gains from the sale of land and outparcels, and the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") which requires $1.5 million of sales to be presented under discontinued operations. Operating expenses increased $4.5 million or 5% to $90.0 million in 2002. Combined operating and maintenance, and real estate taxes increased $3.8 million or 9% during 2002 to $45.6 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $9.2 million during 2002 vs. $8.9 million in 2001. Depreciation and amortization increased $3.0 million during 2002 or 9% primarily due to developments that only partially operated during 2001 and the recharacterization of operating properties previously classed as held for sale that no longer meet the criteria under Statement 144.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, we recorded a provision for loss on an operating property of $2.4 million.

         Net interest expense increased to $41.0 million in 2002 from $34.3 million in 2001 or 19%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates. Regency had $1.4 billion of outstanding debt at June 30, 2002 and June 30, 2001. On June 30, 2002, 86% of outstanding debt had fixed interest rates vs. 80% on June 30, 2001.

         Income from discontinued operations was $8.6 million in 2002 compared to $3.8 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $4.8 million.

         Net income for common stockholders was $46.7 million in 2002 vs. $45.8 million in 2001, or a 2% increase. Diluted earnings per share were $0.80 in both 2002 and 2001.

Comparison of the three months ended June 30, 2002 to 2001

         Revenues increased $4.0 million or 4% to $95.3 million for the three months ended June 30, 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. Minimum rent increased $7.1 million or 11%, and recoveries from tenants increased $2.3 million or 13%.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations. Service operations revenue decreased by $6.3 million to $2.4 million in 2002, or 72%. The decrease was due to a $5.6 million reduction in development profits resulting from the sale of fewer developments during 2002 compared to 2001, a $0.8 million decrease in gains from the sale of land and outparcels, and the adoption of Statement 144 which requires $1.3 million of sales to be presented under discontinued operations.

         Operating expenses increased $3.2 million or 7% to $46.6 million in 2002. Combined operating and maintenance, and real estate taxes increased $2.6 million or 12% during 2002 to $23.3 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $5.2 million during 2002 vs. $4.6 million in 2001. Depreciation and amortization increased $1.6 million during 2002 or 10% primarily due to developments that only partially operated during 2001.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the three month period ended June 30, 2002, we recorded a provision for loss on an operating property of $2.4 million.

         Net interest expense increased to $20.5 million in 2002 from $17.4 million in 2001 or 18%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates.

         Income from discontinued operations was $3.8 million in 2002 compared to $1.8 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $2.9 million.

         Net income for common stockholders was $22.2 million in 2002 vs. $23.4 million in 2001, or a 5% decrease. Diluted earnings per share were $0.38 in 2002 vs. $0.41 in 2001, or 7% lower as a result of the decrease in net income.

Stock Purchase Loans
--------------------

In previous years, as part of its long-term incentive compensation program, the Company structured a stock purchase plan whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These full recourse loans are secured by stock, which is held as collateral by Regency, and have fixed interest rates of 6% and 7.8%. As part of the loan program, executives have been granted annual loan forgiveness over a vesting period. The Company ceased making these types of loans in 1998 and has not originated any new personal loans to its employees since that date. The Company continues to carry these existing stock loans in its financial statements as a reduction to stockholder's equity and charges loan forgiveness to compensation expense as it vests.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of the Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at June 30, 2002, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                     Fair
                                 2002       2003        2004        2005       2006    Thereafter      Total        Value
                                 ----       ----        ----        ----       ----    ----------      -----        -----
Fixed rate debt                 14,106     17,893     204,893     151,783     27,391     787,079     1,203,145   1,273,971
  Average interest rate          7.62%      7.60%       7.64%       7.64%      7.64%       7.63%          -           -
Variable rate debt                 114      9,563     189,210        -          -           -          198,887     198,887
  Average interest rate          2.71%      2.68%        -           -          -           -             -           -

         As the table incorporates only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Part II


Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting for Regency Centers Corporation was held on May 7, 2002. The only matter to be acted on was the election of three Class III Directors. Each of the nominees was elected with total outstanding votes received of 52.3 million shares of the 59.6 million common and preferred shares entitled to vote. The number of shares voted for or withheld as to each nominee was as follows:

Election of three Class III Directors

                 Nominee                        For                  Withheld
                 -------                        ---                  --------

          John T. Kelley, III                51,958,476              380,864
          John C. Schweitzer                 52,048,103              291,237
          Thomas G. Wattles                  52,047,520              291,820

The terms of the following directors continue until the annual meeting in the year indicated:

Class I Directors (term expiring 2003)

         Mary Lou Fiala
         C. Ronald Blankenship
         Douglas S. Luke
         Terry N. Worrell

Class II Directors (term expiring 2004)

         Martin E. Stein, Jr.
         Raymond L. Bank
         A. R. Carpenter
         J. Dix Druce


Item 6 Exhibits and Reports on Form 8-K


     (a)  Exhibits

          99.1 Certification of Regency Centers Corporation's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

          99.2 Certification of Regency Centers Corporation's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

          99.3 Certification of Regency Centers Corporation's President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  August 13, 2002              REGENCY CENTERS CORPORATION



                                            By:  /s/  J. Christian Leavitt
                                               ---------------------------------
                                                 Senior Vice President,
                                                 and Chief Accounting Officer