Form 10-K
period 2002-12-31
REGENCY CENTERS CORP
filed 2003-03-18
CIK 910606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 1-12298
                           REGENCY CENTERS CORPORATION
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-3191743
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       identification No.)

121 West Forsyth Street, Suite 200                    (904) 598-7000
Jacksonville, Florida    32202                  (Registrant's telephone No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  IS (X)      IS NOT (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                YES (X ) NO ( )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. $743,145,673

The approximate number of shares of Registrant's voting common stock outstanding was 60,346,171 as of March 13, 2003.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                       Form 10-K
Item No.                                                             Report Page
-------                                                              -----------

                                     PART I

1.   Business..............................................................1

2.   Properties............................................................4

3.   Legal Proceedings....................................................20

4.   Submission of Matters to a Vote of Security Holders..................20

                                     PART II

5.   Market for the Registrant's Common Equity and Related Shareholder
     Matters..............................................................20

6.   Selected Consolidated Financial Data.................................22

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................24

7a.  Quantitative and Qualitative Disclosures about Market Risk...........32

8.   Consolidated Financial Statements and Supplementary Data.............33

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................33

                                    PART III

10.  Directors and Executive Officers of the Registrant...................33

11.  Executive Compensation...............................................34

12.  Security Ownership of Certain Beneficial Owners and Management.......34

13.  Certain Relationships and Related Transactions.......................34

14.  Controls and Procedures..............................................34

                                     PART IV

15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K....34

Forward Looking Statements
--------------------------

         In addition to historical information, the following information contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules.

                                     PART I

Item 1.  Business

         Regency Centers Corporation ("Regency" or the "Company") completed its initial public offering in 1993 (NYSE: REG) and became a qualified self-administered, self-managed real estate investment trust ("REIT"). Through a series of strategic acquisitions in 1997, 1998 and 1999, we expanded the scope of our operations and became a nationally based owner, operator, and developer of grocery-anchored retail shopping centers.

         Currently, our assets total approximately $3.1 billion with 262 shopping centers in 21 states. At December 31, 2002, our gross leasable area ("GLA") totaled 29.5 million square feet and was 94.8% leased. Geographically, 21.0% of our GLA is located in Florida, 17.4% in California, 17.4% in Texas, 8.3% in Georgia, 6.5% in Ohio, and 29.4% spread throughout 16 other states.

         We invest in retail shopping centers through Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Common Units"). The acquisition, development, operations and financing activity of Regency including the issuance of Common Units or Preferred Units is executed by RCLP, its wholly-owned subsidiaries, and joint ventures with third parties.

Operating and Investment Philosophy

         Regency's primary operating and investment goal is to compound long term growth in per share earnings and total shareholder return through:

           o focusing on a strategy of owning, operating, and developing grocery-anchored community and neighborhood shopping centers that are anchored by market leading supermarkets and are located in markets with attractive demographics,

           o sustaining growth in the profits and intrinsic value of the operating portfolio by:

           o increasing net operating income from the high-quality centers through intense leasing and management and industry leading operating systems like Regency's premier customer initiative,

           o recycling the proceeds from lower quality properties and non-core developments into high yielding, higher quality new developments and acquisitions,

           o utilizing joint ventures to cost efficiently expand the portfolio and increase fee based income,

           o realizing significant value from Regency's customer-driven development program,

           o using conservative financial management to maintain a strong balance sheet with access to substantial capital, and

           o attracting and motivating a top notch, talented, management team that is committed to achieving Regency's strategic goals.

Grocery-Anchored Strategy

         We focus our investment strategy on grocery-anchored retail shopping centers that are located in attractive trade areas and are anchored by a dominant grocer in the local market. A neighborhood center is a convenient, cost-effective distribution platform for food retailers. Grocery-anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, higher rental rates, and higher rental rate growth for Regency -- meaning that we can sustain our cash flow growth and increase the value of our portfolio over the long term.

Research Driven Market Selection

         Grocery-anchored centers are best located in neighborhood trade areas with attractive demographics. For a typical Regency grocery-anchored center, we target a 3-mile population of approximately 72,000 people with an average household income in excess of $85,000 and a projected 5-year population growth of approximately 8%. The trade areas of our centers are growing nearly twice as fast and household incomes are more than 35% greater than the national averages, translating into more retail buying power. Once we select specific markets, we seek the best location within the best neighborhoods, preferably occupying the dominant corner, close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.

Premier Customer Initiative

         For the same reason we choose to anchor our centers with leading grocers, we also seek a range of strong national, regional and local specialty tenants. We have created a formal partnering process -- the Premier Customer Initiative ("PCI") -- to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for Regency to build a base of specialty tenants who represent the "best-in-class" operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center's grocery-anchor, help to stabilize a center's occupancy, reduce releasing downtime, lower tenant turnover and yield higher sustainable rents.

Customer-driven Development

         Development is customer-driven, meaning we generally have an executed lease from the anchor before we purchase the land and begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from the grocery-anchors and produce attractive returns on invested capital.

Capital Strategy

         We intend to maintain a conservative capital structure designed to fund our growth programs without compromising our investment-grade ratings. This approach is founded on our self-funding business model. This model utilizes center "recycling" as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of outparcels, developments and low growth, lower quality operating properties into new higher-quality developments and acquisitions that we expect will generate sustainable revenue growth and more attractive returns on invested capital. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets will also provide Regency with a capital source for new investments and market based fees that we may earn as the asset manager.

Risk Factors Relating to Ownership of Regency Common Stock

         We are subject to business risks arising in connection with owning real estate which include, among others:

o the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants could reduce cash flow,

o the possibility that major tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

o risks related to the internet and e-commerce reducing the demand for shopping centers,

o vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

o poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where Regency owns shopping centers,

o risks relating to leverage, including uncertainty that we will be able to refinance our indebtedness, and the risk of higher interest rates,

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

o    the risk of uninsured losses, and

o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations which could adversely affect Regency's ability to attract and retain desirable tenants.

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

Employees

         Our headquarters are located at 121 West Forsyth Street, Suite 200, Jacksonville, Florida. Regency presently maintains nineteen offices in thirteen states where it may conduct management, leasing, construction, and investment activities. At December 31, 2002, Regency had approximately 387 employees and believes that relations with its employees are good.

Company Website Access and SEC Filings

         The Company's website may be accessed at www.regencycenters.com. All of the Company's filings with the Securities and Exchange Commission can be accessed through our website; however, in the event that the website is inaccessible, the Company will provide paper copies of its most recent annual report on Form 10-K, the four previous quarterly reports on Form 10-Q, and current reports on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request.

Item 2. Properties

          A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their GLA follows:

                                        December 31, 2002                              December 31, 2001
                                        -----------------                              -----------------
   Location               # Properties          GLA          % Leased *   # Properties         GLA         % Leased *
   --------               ------------        ---------      ----------   ------------     -----------     ----------

   Florida                     53             6,195,550        91.9%            56          6,535,254        92.0%
   California                  43             5,125,030        99.1%            39          4,879,051        98.8%
   Texas                       40             5,123,197        93.6%            36          4,579,263        92.8%
   Georgia                     24             2,437,712        93.9%            26          2,556,471        93.3%
   Ohio                        14             1,901,684        91.4%            14          1,870,079        93.5%
   Colorado                    15             1,538,570        98.0%            12          1,188,480        99.2%
   North Carolina              12             1,225,201        97.6%            13          1,302,751        98.1%
   Washington                   9               986,374        98.9%             9          1,095,457        98.1%
   Virginia                     7               872,796        96.8%             6            408,368        97.6%
   Oregon                       9               822,115        93.7%             8            740,095        93.2%
   Alabama                      7               644,896        94.3%             7            665,440        95.3%
   Arizona                      6               525,701        96.3%             9            627,612        98.6%
   Tennessee                    6               444,234        95.3%            10            493,860        99.4%
   South Carolina               5               339,256        99.1%             5            241,541        100.0%
   Kentucky                     2               304,659        96.6%             5            321,689        94.2%
   Illinois                     2               300,477        96.1%             2            300,162        91.6%
   Michigan                     3               279,265        92.6%             3            275,085        89.5%
   Delaware                     2               240,418        99.0%             2            240,418        99.3%
   New Jersey                   1                88,993          -               3            112,640       100.0%
   Missouri                     1                82,498        92.9%             2            370,176        92.9%
   Pennsylvania                 1                 6,000       100.0%             1              6,000       100.0%
   Mississippi                  -                     -          -               2            185,061        98.3%
   Wyoming                      -                     -          -               1             87,777       100.0%
   Maryland                     -                     -          -               1              6,763          -
                          -------------- --------------- ---------------- --------------  ------------    -------------
       Total                   262           29,482,626        94.8%            272        29,089,493        94.9%
                          ============== =============== ================ ==============  ============    =============

          * Excludes pre-stabilized properties under development

         The following table summarizes the largest tenants occupying our shopping centers based upon a percentage of total annualized base rent exceeding ..5% at December 31, 2002. The table includes 100% of the base rent from leases of properties owned by joint ventures.


           Summary of Principal Tenants > .5% of Annualized Base Rent
                    (including Properties Under Development)

                                                Percentage to                      Percentage of       Number
                                                   Company                          Annualized           of
                 Tenant              GLA          Owned GLA          Rent           Base Rent          Stores
                 ------              ---          ---------          ----           ---------          ------

         Kroger                    3,478,669       11.8%         $  29,757,027         8.78%             59
         Publix                    2,442,986        8.3%            19,837,303         5.86%             53
         Safeway                   1,727,379        5.9%            15,230,267         4.50%             35
         Albertsons                  847,996        2.9%             8,310,040         2.45%             16
         Blockbuster                 400,977        1.4%             7,479,378         2.21%             71
         Winn Dixie                  579,493        2.0%             4,118,618         1.22%             12
         H.E.B. Grocery              307,162        1.0%             3,865,550         1.14%              4
         Hallmark                    227,391        0.8%             3,424,342         1.01%             54
         Walgreens                   259,726        0.9%             3,083,117         0.91%             19
         Eckerd                      228,330        0.8%             2,923,456         0.86%             24
         Long's Drugs                233,845        0.8%             2,731,163         0.81%             10
         Petco                       131,791        0.4%             2,143,076         0.63%             10
         Starbucks                    76,222        0.3%             1,990,592         0.59%             50
         Harris Teeter               183,892        0.6%             1,941,870         0.57%              4
         Mail Boxes, Etc.             97,153        0.3%             1,874,871         0.55%             72
         T.J. Maxx /Marshalls        242,976        0.8%             1,841,634         0.54%              9
         Ross Dress for Less         143,697        0.5%             1,725,798         0.51%              5


        Regency's leases have terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.

        The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

                                                                                Future
                                                             Percent of         Minimum       Percent of
                             Lease                             Total              Rent          Total
                           Expiration         Expiring        Company           Expiring       Minimum
                              Year              GLA             GLA              Leases        Rent (2)
                              ----              ---             ---              ------        --------

                              (1)               334,966         1.3%      $     4,702,600         1.5%
                              2003            1,717,692         6.6%           25,534,931         7.9%
                              2004            2,314,553         8.9%           35,142,068        10.9%
                              2005            2,441,606         9.4%           36,590,069        11.4%
                              2006            2,724,729        10.5%           38,016,897        11.8%
                              2007            2,967,080        11.4%           41,863,440        13.0%
                              2008            1,345,086         5.2%           12,929,987         4.0%
                              2009              846,708         3.3%            9,311,921         2.9%
                              2010              968,946         3.7%           11,715,106         3.6%
                              2011            1,169,653         4.5%           13,658,836         4.2%
                              2012            1,186,682         4.6%           15,516,196         4.8%
                                         --------------------------------------------------------------
                          10 Yr. Total       18,017,701        69.4%      $   244,982,051        76.0%
                                         --------------------------------------------------------------

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

                                                Year          Gross
                                     Year       Con-          Leasable     Percent       Grocery
Property Name                      Acquired   structed (1)   Area (GLA)   Leased (2)      Anchor
----------------------------------------------------------   ------------ ----------- ---------------------

FLORIDA

Jacksonville / North Florida
Anastasia (5)                        1993       1988           102,342     97.6%          Publix
Bolton Plaza                         1994       1988           172,938     96.5%            --
Carriage Gate                        1994       1978            76,833     87.6%            --
Courtyard                            1993       1987           137,256    100.0%       Albertsons (4)
Fleming Island                       1998       2000           136,662     95.9%          Publix
Highlands Square                     1998       1999           272,554     88.8%      Publix/Winn-Dixie
Julington Village (5)                1999       1999            81,821    100.0%          Publix
Lynnhaven                            2001       2001            63,871     93.4%          Publix
Millhopper                           1993       1974            84,065    100.0%          Publix
Newberry Square                      1994       1986           180,524     99.4%          Publix
Ocala Corners (5)                    2000       2000            86,772    100.0%          Publix
Old St. Augustine Plaza              1996       1990           175,459     95.1%          Publix
Palm Harbour                         1996       1991           172,758     99.2%          Publix
Pine Tree Plaza                      1997       1999            60,787    100.0%          Publix
Regency Court                        1997       1992           218,648     79.4%            --

US 301 & SR 100 - Starke             2000                       12,738    100.0%            --
Vineyard (3)                         2001       2001            62,821     81.6%          Publix

Tampa / Orlando
Beneva Village Shops                 1998       1987           141,532     98.0%          Publix
Bloomingdale Square                  1998       1987           267,935     99.6%          Publix
Center of Seven Springs              1994       1986           162,580     37.8%        Winn-Dixie
East Towne Shopping Center (3)       2002                       69,841     64.2%          Publix
Kings Crossing Sun City (5)          1999                       75,020     96.8%          Publix
Mainstreet Square                    1997       1988           107,134     90.5%        Winn-Dixie
Mariner's Village                    1997       1986           117,690     79.0%        Winn-Dixie
Market Place - St. Petersburg        1995       1983            90,296     97.6%          Publix
Peachland Promenade                  1995       1991            82,082     96.9%          Publix
Regency Square                       1993       1986           349,848     98.2%            --
   at Brandon
Regency Village (3), (5)             2000       2000            83,170     87.5%          Publix
Terrace Walk                         1993       1990            50,936     90.2%            --
Town Square                          1997       1999            44,679     99.3%            --
University Collections               1996       1984           106,899     96.2%      Kash N Karry (4)
Village Center-Tampa                 1995       1993           181,110     98.4%          Publix
Willa Springs                        2000       2000            83,730    100.0%          Publix

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                  1997       1993           130,924     98.4%        Winn-Dixie
Chasewood Plaza                      1993       1986           141,178     91.6%          Publix
Chasewood Storage                    1993       1986            42,810    100.0%            --
East Port Plaza                      1997       1991           235,842     55.3%          Publix
Martin Downs Village Center          1993       1985           121,946     96.7%            --
Martin Downs Village Shoppes         1993       1998            49,773     92.3%            --
Ocean Breeze                         1993       1985           108,209     84.7%          Publix
Shops of San Marco (3), (5)          2002                       91,538     58.6%          Publix
Tequesta Shoppes                     1996       1986           109,937     88.8%          Publix
Town Center at Martin Downs          1996       1996            64,546    100.0%         Publix
Wellington Town Square               1996       1982           105,150     98.9%          Publix

Miami / Ft. Lauderdale
Aventura                             1994       1974           102,876     94.9%          Publix
Berkshire Commons                    1994       1992           106,354     97.6%          Publix
Garden Square                        1997       1991            90,258     98.6%          Publix
Palm Trails Plaza                    1997       1998            76,067     97.6%        Winn-Dixie
Shoppes @ 104 (5)                    1998       1990           108,190     98.6%        Winn Dixie
Shoppes of Pebblebrooke (5)          2000                       76,767    100.0%         Publix
University Marketplace               1993       1990           129,121     85.7%       Albertsons (4)
Welleby                              1996       1982           109,949     95.4%          Publix

Ft. Myers / Cape Coral
Grande Oaks                          2000       2000            78,784     93.1%          Publix
                                                          -------------   -------

Subtotal/Weighted Average (Florida)                          6,193,550     90.9%
                                                          -------------   -------

CALIFORNIA

Los Angeles / Southern CA
230th & Hawthorne                    2002       2002            13,860    100.0%            --
Amerige Heights                      2000       2000            96,679     98.5%        Albertsons
Campus Marketplace (5)               2000                      144,288     94.4%          Ralph's
Costa Verde                          1999       1988           178,621    100.0%        Albertsons




CALIFORNIA

Los Angeles / Southern CA
-------------------------
(continued)

El Camino Shopping Center            1995                      135,883    100.0%      Von's Food & Drug
El Norte Parkway Plaza               1999       1984            87,990     96.4%      Von's Food & Drug
Friars Mission                       1999       1989           146,898    100.0%          Ralph's
Garden Village (5)                   2000       2000           112,957     97.1%        Albertsons
Gelson's Westlake (3)                2002       2002            82,315     90.1%          Gelsons
Heritage Plaza                       1999       1981           231,102     96.9%          Ralph's
McBean & Valencia (5)                2002                      179,227     69.2%            --
Morningside Plaza                    1999       1996            91,600    100.0%       Stater Brothers
Newland Center                       1999       1985           166,492     99.1%        Albertsons
Oakbrook Plaza                       1999       1982            83,279    100.0%        Albertsons
Park Plaza (5)                       2001       1991           193,529     96.0%      Von's Food & Drug
Plaza Hermosa                        1999       1984            94,940    100.0%      Von's Food & Drug
Rona Plaza                           1999       1989            51,754    100.0%         Food 4 Less
Rosecrans & Inglewood (3)            2002                       12,000    100.0%            --
Santa Ana Downtown Plaza             1987                      100,305    100.0%         Food 4 Less
Seal Beach (5)                       2002       1966            85,910    100.0%        Pavilions (4)
Twin Peaks                           1999       1988           198,139     99.7%        Albertsons
Ventura Village                      1999       1984            76,070    100.0%      Von's Food & Drug
Vista Village (3)                    2002       2002           129,520     69.2%            --
Westlake Village Plaza               1999       1975           190,525     97.5%      Von's Food & Drug
Westridge Center (3)                 2001       2001            87,284     88.7%        Albertsons
Woodman - Van Nuys                   1999       1992           107,614    100.0%          Gigante

San Francisco / Northern CA
Blossom Valley                       1999       1990            93,314    100.0%          Safeway
Corral Hollow (5)                    2000       2000           168,238    100.0%          Safeway
Country Club                         1999       1994           111,251    100.0%          Ralph's
Diablo Plaza                         1999       1982            63,214    100.0%         Safeway (4)
El Cerrito Plaza (3)                 2000       2000           254,840     92.4%        Albertsons/
                                                                                        Trader Joe's
Encina Grande                        1999       1965           102,499    100.0%         Safeway
Gilroy (3)                           2002       2002           123,709      0.0%            --
Loehmann's Plaza                     1999       1983           113,310    100.0%         Safeway (4)
Powell Street Plaza                  2001       1987           165,920    100.0%        Trader Joe's
Prairie City Crossing                1999       1999            82,503    100.0%         Safeway
San Leandro                          1999       1982            50,432    100.0%         Safeway (4)
Sequoia Station                      1999       1996           103,148    100.0%         Safeway (4)

Slatten Ranch (3),(5)                2002       2002           220,162     33.6%            --
Strawflower Village                  1999       1985            78,827    100.0%         Safeway
Tassajara Crossing                   1999       1990           146,188    100.0%         Safeway
West Park Plaza                      1999       1996            88,103    100.0%         Safeway
Woodside Central                     1999       1993            80,591    100.0%           --
                                                          -------------   -------

Subtotal/Weighted Average (CA)                               5,125,030     91.4%
                                                          -------------   -------
TEXAS

Austin
Hancock Center                       1999       1998           410,438     91.2%          H.E.B.
Market @ Round Rock                  1999       1987           123,347     98.3%        Albertsons
North Hills                          1999       1995           144,019     98.9%          H.E.B.

Dallas / Ft. Worth
Arapaho Village                      1999       1997           103,033     98.0%          Tom Thumb
Bethany Park Place                   1998       1998            74,067    100.0%          Kroger
Casa Linda Plaza                     1999       1997           324,639     83.7%        Albertsons

Cooper Street                        1999       1992           133,196    100.0%            --

Creekside (5)                        1998       1998            96,816    100.0%          Kroger
Hebron Park (5)                      1999       1999            46,800     94.9%       Albertsons (4)
Hillcrest Village                    1999       1991            14,530    100.0%            --
Keller Town Center                   1999       1999           114,937     95.1%          Tom Thumb
Lebanon/Legacy Center (3)            2000                       56,802     31.4%       Albertsons (4)
MacArthur Park Phase II (5)          1999                      198,443    100.0%          Kroger
Main Street Center (3)               2002       2002            32,680     18.2%       Albertsons (4)




TEXAS
Dallas / Ft. Worth (continued)

Market @ Preston Forest              1990                       90,171    100.0%          Tom Thumb
Matlock (3)                          2000       2000            40,139     34.5%            --
Mills Pointe                         1999       1986           126,186     92.1%          Tom Thumb
Mockingbird Commons                  1987                      121,564     86.3%          Tom Thumb
Northview Plaza                      1999       1991           116,016     91.1%          Kroger
Overton Park Plaza (5)               2001       1991           350,856     99.1%        Albertsons

Prestonbrook - Frisco                1998       1998            91,274     96.9%          Kroger
Preston Park                         1999       1985           273,396     78.5%          Tom Thumb

Prestonwood                          1999       1999           101,024     85.9%       Albertsons (4)
Rockwall Town Center (3)             2002                       65,644      0.0%        Tom Thumb (4)
Shiloh Springs                       1998       1998           110,040    100.0%          Kroger
Southlake - Village Center (5)       1998       1998           118,092     97.0%          Kroger
Southpark                            1999       1997           146,758     94.4%        Albertsons
Trophy Club                          1999       1999           106,607     83.8%          Tom Thumb
Valley Ranch Centre                  1999       1997           117,187     89.0%          Tom Thumb

Houston
Alden Bridge                         2002       1998           138,952    100.0%          Kroger
Atascocita Center (3)                2002       2002            94,180     66.6%          Kroger
Champions Forest                     1999       1983           115,247     94.2%       Randall's Food
Cochran's Crossing                   2002       1994           138,192    100.0%          Kroger
Coles Center (3)                     2001       2001            42,063     88.1%      Randall's Food (4)
Fort Bend Market (3)                 2000       2000            30,158     72.2%        Kroger (4)
Indian Springs Center (3), (5)       2002                      135,977     57.5%          H.E.B.
Kleinwood Center (3)                 2000       2000           152,959     57.6%          H.E.B.
Panther Creek                        2002       1994           164,080     95.1%       Randall's Food
Sterling Ridge                       2002       2000           128,643    100.0%          Kroger
Sweetwater Plaza (5)                 2001       2000           134,045     92.7%          Kroger
                                                          -------------   -------

Subtotal/Weighted Average (Texas)                            5,123,197    88.1%
                                                          -------------   -------

GEORGIA

Atlanta
Ashford Place                        1997       1993            53,450     98.6%            --
Briarcliff LaVista                   1997       1962            39,203     89.6%            --
Briarcliff Village                   1997       1990           187,156     99.8%          Publix
Buckhead Court                       1997       1984            55,229     90.5%            --
Cambridge Square                     1996       1979            77,629     92.4%          Kroger
Cromwell Square                      1997       1990            70,282     95.1%            --
Cumming 400                          1997       1994           126,900     97.0%          Publix
Delk Spectrum                        1998       1991           100,880    100.0%          Publix
Dunwoody Hall                        1997       1986            89,511     98.4%          Publix
Dunwoody Village                     1997       1975           120,597     88.7%        Fresh Market
Killian Hill Market (3)              2000       2000           113,227     78.4%          Publix
Loehmann's Plaza                     1997       1986           137,601     92.2%            --
Lovejoy Station (5)                  1997       1995            77,336    100.0%          Publix
Memorial Bend                        1997       1995           177,283     93.4%          Publix
Orchard Square (5)                   1995       1987            93,222     96.1%          Publix
Paces Ferry Plaza                    1997       1987            61,696    100.0%            --
Powers Ferry Square                  1997       1987            97,704     89.5%            --
Powers Ferry Village                 1997       1994            78,995     99.9%          Publix
Rivermont Station                    1997       1996            90,267    100.0%          Kroger
Roswell Village (5)                  1997       1997           145,334     79.8%          Publix
Russell Ridge                        1994       1995            98,558    100.0%          Kroger
Sandy Plains Village                 1996       1992           175,035     91.9%          Kroger

Other Markets
LaGrange Marketplace                 1993       1989            76,327     90.3%        Winn-Dixie
Parkway Station                      1996       1983            94,290     83.0%          Kroger
                                                          -------------   -------

Subtotal/Weighted Average (Georgia)                          2,437,712     93.2%
                                                          -------------   -------




OHIO

Cincinnati
Beckett Commons                      1998       1995           121,497    100.0%          Kroger
Cherry Grove                         1998       1997           195,497     91.0%          Kroger
Hyde Park Plaza                      1997       1995           397,893     94.4%      Kroger/Thriftway

Regency Milford Center               2001       2001           108,903     88.0%          Kroger
Shoppes at Mason                     1998       1997            80,800     97.5%          Kroger
Westchester Plaza                    1998       1988            88,181     98.4%          Kroger

Columbus
East Pointe                          1998       1993            86,524    100.0%          Kroger
Kingsdale                            1997       1999           270,470     65.4%         Big Bear
Kroger New Albany Center (5)         1999                       91,722     98.5%          Kroger
North Gate/(Maxtown)                 1998       1996            85,100    100.0%          Kroger
Park Place                           1998       1988           106,833     98.8%         Big Bear
Windmiller Plaza                     1998       1997           120,509     97.9%          Kroger
Worthington                          1998       1991            93,095     91.2%          Kroger

Toledo
Cherry Street Center                 2000       2000            54,660    100.0%         Farmer Jack
                                                          -------------   -------

Subtotal/Weighted Average (Ohio)                             1,901,684     91.4%
                                                          -------------   -------
COLORADO

Colorado Springs
Cheyenne Meadows (5)                 1998       1998            89,893     94.1%        King Soopers
Jackson Creek                        1998       1999            85,263    100.0%        King Soopers
Woodmen Plaza                        1998       1998           104,558    100.0%        King Soopers

Denver
Boulevard Center                     1999       1986            88,511     96.3%         Safeway (4)
Buckley Square                       1999       1978           111,146     94.5%        King Soopers
Centerplace of Greeley (3)           2002                      148,110     39.2%          Safeway
Crossroads Commons (5)               1986                      144,288    100.0%         Whole Foods
Hilltop Village (3)                  2002       2002            99,836     67.3%        King Soopers
Leetsdale Marketplace                1999       1993           119,916    100.0%          Safeway
Littleton Square                     1999       1997            94,257     97.7%        King Soopers
Lloyd King Center                    1998       1998            83,326     98.4%        King Soopers
New Windsor Marketplace (3)          2002                       94,950     69.0%        King Soopers
Redlands Marketplace                 1999       1999            14,659     80.7%       Albertsons (4)
Stroh Ranch                          1998       1998            93,436     98.5%        King Soopers
Willow Creek Center (5)              2001       1985           166,421     98.9%          Safeway
                                                          -------------   -------

Subtotal/Weighted Average (Colorado)                         1,538,570     88.5%
                                                          -------------   -------
NORTH CAROLINA

Asheville
Oakley Plaza (5)                     1997       1988           118,728     98.5%           Bi-Lo

Charlotte
Carmel Commons                       1997       1979           132,651     98.0%        Fresh Market
Union Square                         1996       1989            97,191    100.0%        Harris Teeter

Greensboro
Kernersville Marketplace             1998       1997            72,590     97.9%        Harris Teeter
Sedgefield Village                   2000       2000            56,630     76.9%         Food Lion

Raleigh / Durham
Bent Tree Plaza                      1998       1994            79,503    100.0%          Kroger
Garner Town Square                   1998       1998           221,576    100.0%          Kroger

Glenwood Village                     1997       1983            42,864     86.2%        Harris Teeter
Lake Pine Plaza                      1998       1997            87,691    100.0%          Kroger
Maynard Crossing                     1998       1997           122,814     97.8%          Kroger
Southpoint Crossing                  1998       1998           103,128    100.0%          Kroger
Woodcroft                            1996       1984            89,835     98.4%         Food Lion
                                                          -------------   -------

Subtotal/Weighted Average (NC)                               1,225,201     97.6%
                                                          -------------   -------


WASHINGTON

Seattle
Cascade Plaza (5)                    1999       1999           217,657     99.5%          Safeway

Inglewood Plaza                      1999       1985            17,253    100.0%            --
James Center (5)                     1999       1999           140,240     95.5%         Fred Myer
Padden Parkway (3)                   2002       2002            54,473     96.3%        Albertsons
Pine Lake Village                    1999       1989           102,953    100.0%        Quality Foods
Sammamish Highlands                  1992                      101,289    100.0%         Safeway (4)
South Point Plaza                    1999       1997           190,355    100.0%        Cost Cutters

Southcenter                          1999       1990            58,282     95.2%            --
Thomas Lake                          1999       1998           103,872    100.0%        Albertsons
                                                          -------------   -------

Subtotal/Weighted Average (WA)                                 986,374     98.8%
                                                          -------------   -------

VIRGINIA

Washington D.C.
Ashburn Farm Market                  2000       2000            92,019    100.0%           Giant
Chesire Station                      2000       2000            97,249     97.8%          Safeway
Somerset (3)                         2002       2002           108,400     61.8%      Shoppers Food Whse
Tall Oaks Village Center             1998                       69,331    100.0%           Giant
Village Center at Dulles (5)         1991                      308,473     93.1%      Shoppers Food Whse

Other Virgina
Brookville Plaza (5)                 1998       1991            63,664     98.1%          Kroger
Statler Square                       1998       1996           133,660    100.0%          Kroger
                                                          -------------   -------

Subtotal/Weighted Average (Virginia)                           872,796     92.4%
                                                          -------------   -------

OREGON

Portland
Cherry Park Market (Grmr)            1997                      113,518     88.6%          Safeway
Hillsboro Market Center              2000                       67,240    100.0%        Albertsons
Hillsboro Market Center Phase II     2002                       83,116     91.1%            --
Murrayhill Marketplace               1999       1988           149,214     90.2%          Safeway
Sherwood Crossroads                  1999       1999            88,489     87.0%          Safeway
Sherwood Market Center               1995                      124,256     98.0%        Albertsons
Sunnyside 205                        1999       1988            53,094     96.3%            --
Walker Center                        1999       1987            89,609    100.0%            --
West Hills                           1999       1998            53,579     98.1%            QFC
                                                          -------------   -------

Subtotal/Weighted Average (Oregon)                             822,115     93.7%
                                                          -------------   -------

ALABAMA

Birmingham
Southgate Village Shopping Center    1988                       75,392     97.3%          Publix
Trace Crossing Shopping Center (3)   2001                       74,130     87.2%          Publix
Valleydale Village (3)               2002       2002           118,466     77.8%          Publix
Villages of Trussville               1993       1987            59,281     79.9%          Bruno's

Montgomery
Country Club                         1993       1991            67,622     92.9%        Winn-Dixie

Other Markets
Bonner's Point                       1993       1985            87,282     98.6%        Winn-Dixie
Marketplace - Alexander City         1993       1987           162,723     96.4%        Winn-Dixie
                                                          -------------   -------

Subtotal/Weighted Average (Alabama)                            644,896     90.4%
                                                          -------------   -------





ARIZONA

Phoenix
Carefree Marketplace (3)             2000                       24,697     89.3%         Fry's (4)
Palm Valley Marketplace (5)          1999                      107,630     98.1%          Safeway
Paseo Village                        1999       1998            92,399     97.5%           ABCO
Pima Crossing                        1999       1996           236,539     99.5%            --

Stonebridge Center                   2000       2000            30,235     78.4%         Safeway (4)
The Provinces                        2000       2000            34,201     80.8%         Safeway (4)
                                                          -------------   -------

Subtotal/Weighted Average (Arizona)                            525,701     95.9%
                                                          -------------   -------

TENNESSEE

Nashville
Harpeth Village                      1997       1998            70,091    100.0%          Publix
Hwy 46 & Hwy 70 (Dickson)            1998                       10,908    100.0%            --
Nashboro Village                     1998       1998            86,811     96.8%          Kroger
Northlake Village                    2000       1988           151,629     88.1%          Kroger
Peartree Village                     1997       1997           114,795    100.0%        Harris Teeter
West End Avenue                      1998       1998            10,000    100.0%            --
                                                          -------------   -------

Subtotal/Weighted Average (TN)                                 444,234     95.3%
                                                          -------------   -------


SOUTH CAROLINA
Merchants Village (5)                1997       1997            79,724    100.0%          Publix
Murray Landing (3)                   2002       2002            64,041     76.6%          Publix
Pelham Commons (3)                   2002       2002            76,271     58.0%          Publix
Queensborough (5)                    1998       1993            82,333    100.0%          Publix
Rosewood Shopping Center             2001                       36,887     95.1%          Publix
                                                          -------------   -------

Subtotal/Weighted Average (SC)                                 339,256     85.6%
                                                          -------------   -------

KENTUCKY
Franklin Square                      1998       1988           205,307     95.6%          Kroger

Silverlake (5)                       1998       1988            99,352     98.5%          Kroger
                                                          -------------   -------

Subtotal/Weighted Average (KY)                                 304,659     96.6%
                                                          -------------   -------

ILLINOIS
Hinsdale Lake Commons                1998       1986           178,975     97.3%          Dominick's

Westbrook Commons                    2001       1984           121,502     94.4%          Dominick's
                                                          -------------   -------

Subtotal/Weighted Average (IL)                                 300,477     96.1%
                                                          -------------   -------
MICHIGAN
Fenton Marketplace                   1999       1999            97,224     98.6%         Farmer Jack
Lakeshore                            1998       1996            85,940     87.3%          Kroger
Waterford                            1998       1998            96,101     91.3%          Kroger
                                                          -------------   -------

Subtotal/Weighted Average (MI)                                 279,265     96.4%
                                                          -------------   -------


DELAWARE
Pike Creek                           1998       1981           229,510     99.0%           Acme
White Oak - Dove DE                  2000       2000            10,908    100.0%            --
                                                          -------------   -------

Subtotal/Weighted Average (DE)                                 240,418     99.0%
                                                          -------------   -------




NEW JERSEY
Echelon Village Plaza (3)            2000       2000            88,993     79.7%        Genuardi's
                                                          -------------   ---------


MISSOURI
St. Ann  Square                      1998       1986            82,498     92.9%         National
                                                          -------------   -------

PENNSYLVANIA
Hershey - Goodyear                   2000       2000             6,000    100.0%            --
                                                          -------------   -------

Total Weighted Average                                      29,482,626    91.5%
                                                          =============   =======

                                             Drug Store &                                Other
Property Name                                Other Anchors                              Tenants
----------------------------------       -------------------------------- -----------------------------------------------
FLORIDA

Jacksonville / North Florida
Anastasia (5)                                       --                       Hallmark, Starbucks, Mail Boxes, Etc., Cato
Bolton Plaza                               Wal-Mart, Blockbuster             Radio Shack, Payless Shoes, Mailboxes , Cato
Carriage Gate                                     TJ Maxx                       Brueggers Bagels, Bedfellows, Kinko's
Courtyard                                         Target                                          --
Fleming Island                                  Stein Mart                    Mail Boxes, Etc., Starbucks, Hallmark, GNC
Highlands Square                      Eckerd, Big Lots, Bealls Outlet       Bailey's Gym, Hair Cuttery, Rent Way, Radio Shack
Julington Village (5)                               --                      Mail Boxes, Etc., H&R Block, Hallmark, Radio Shack
Lynnhaven                                           --                          Hallmark, Cingular Wireless, H&R Block
Millhopper                                 Eckerd, Jo-Ann Fabrics            Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                            Kmart, Jo-Ann Fabrics            H & R Block, Cato Fashions, Olan Mills, Dollar Tree
Ocala Corners (5)                                   --                      Mail Boxes, Etc., GNC, Cici's Pizza, Cingular Wireless
Old St. Augustine Plaza               Eckerd, Burlington Coat Factory       Mail Boxes, Etc., Hallmark, Hair Cuttery, GNC
Palm Harbour                            Eckerd, Bealls, Blockbuster         Mail Boxes, Etc., Hallmark, Cingular Wireless
Pine Tree Plaza                                     --                      Great Clips, CiCi's Pizza, Hallmark, H&R Block
Regency Court                              CompUSA, Office Depot              H&R Block, Mail Boxes Etc., Payless Shoes
                                             Sports Authority                 Pearle Vision Center, Longhorn Steakhouse
US 301 & SR 100 - Starke                          Eckerd                                          --
Vineyard (3)                                        --                                      Movie Gallery
Tampa / Orlando
Beneva Village Shops                  Walgreen's, Ross Dress for Less       Movie Gallery, GNC, Hallmark, H&R Block, Subway
Bloomingdale Square                 Wal-Mart, Beall's, Blockbuster Video    Radio Shack, H&R Block, Hallmark, Ace Hardware
Center of Seven Springs                             --                                 State Farm, H & R Block
East Towne Shopping Center (3)                      --                                            --
Kings Crossing Sun City (5)                         --                      Hallmark, Mail Boxes Etc., Sally Beauty Supply
Mainstreet Square                               Walgreen's                    Rent-A-Center, Wells Fargo Bank, NY Pizza
Mariner's Village                         Walgreen's, Blockbuster           Supercuts, Prudential Real Estate, Firehouse Subs
Market Place - St. Petersburg                  Dollar World                 Mail Boxes, Etc., Starbucks, Quizno's, Great Clips
Peachland Promenade                                 --                         Southern Video, Hallmark, GNC, H&R Block
Regency Square                             TJ Maxx, AMC Theatre              Famous Footwear, Hobbytown USA, Lenscrafters
   at Brandon                           Staples, Michaels, Marshalls          S&K Famous Brands, Shoe Carnival, Quizno's
Regency Village (3), (5)                            --                      Sony JVC Superstore, Subway, Mail Boxes, Etc.
Terrace Walk                           Northside Mental Health Center             Cici's Pizza, Norwest Financial
Town Square                                Pier 1 Imports, Petco            Panera Bread, Alltel, Starbucks, Matress Firm
University Collections                    Eckerd, Jo-Anns Fabrics                 Hallmark, Dockside Imports, Kinkos
Village Center-Tampa                  Walgreen's, Stein Mart, Blockbuster       Mens Warehouse, Panera Bread, Hallmark
Willa Springs                                       --                      Hallmark, Radio Shack, Starbucks, Mail Boxes, Etc.

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                        World Gym, Blockbuster            Hair Cuttery, Baskin Robbins, Dunkin Donuts
Chasewood Plaza                           Beall's, Books-A-Million             Hallmark, GNC, Supercuts, Payless Shoes
Chasewood Storage                                   --                                            --
East Port Plaza                          Walgreen's, Sears Homelife          H & R Block, GNC, Subway, Cato, Hair Cuttery
Martin Downs Village Center                Beall's, Coastal Care              Payless Theater, Hallmark, Bank of America
Martin Downs Village Shoppes                    Walgreen's                         Allstate, Dollar Store, Quizno's
Ocean Breeze                               Coastal Care, Beall's                     Mail Box Plus, Dollar Discount
Shops of San Marco (3), (5)                         --                                            --
Tequesta Shoppes                              Beall's Outlet                Mail Boxes, Etc., Hallmark, Radio Shack, Dollar Tree
Town Center at Martin Downs                        --                      Mail Boxes, Etc, Prudential FL Realty, Dunkin Donuts
Wellington Town Square                            Eckerd                    Mail Boxes, Etc., State Farm, Coldwell Banker, Remax


FLORIDA (continued)



Miami / Ft. Lauderdale
Aventura                                      Eckerd, Humana                    Footlabs, Bank United, Lady of America
Berkshire Commons                               Walgreen's                    H & R Block, Century 21, Allstate, Subway
Garden Square                               Eckerd, Blockbuster               Subway, GNC, Hair Cuttery, Lady of America
Palm Trails Plaza                                  --                        Mail Boxes, Etc., Quizno's, Personnel One
Shoppes @ 104 (5)                           Navarro Pharmacies              Mail Boxes Etc., GNC, Subway, Lady of America
Shoppes of Pebblebrooke (5)                        --                      Mail Boxes Etc., Nationwide Insurance, H&R Block
University Marketplace                Beverly's Pet Center, Cafe Iguana     H & R Block, Mail Boxes Etc., Olan Mills, Avis
Welleby                                           Beall's                   H & R Block, Mail Boxes Plus, Dollar General, GNC

Ft. Myers / Cape Coral
Grande Oaks                                         --                           Subway, Great Clips, Beef O'Brady's


Subtotal/Weighted Average (Florida)


CALIFORNIA

Los Angeles / Southern CA
230th & Hawthorne                          Stouds Linen Warehouse                                 --
Amerige Heights                                  Target(4)                  Starbucks, Mail Boxes, Etc., Cingular Wireless, GNC
Campus Marketplace (5)                   Long's Drugs, Blockbuster          Radio Shack, Mail Boxes Etc., Starbucks, Subway
Costa Verde                                Bookstar, Blockbuster             US Post Office, Subway, Starbucks, Radio Shack
El Camino Shopping Center                      Sav-On Drugs                  Kinkos, Bank of America, Subway, Radio Shack
El Norte Parkway Plaza                              --                      Great Clips, Lens-4-Less Optical, Childrens World
Friars Mission                           Long's Drugs, Blockbuster          H&R Block, Mail Boxes, Etc., Subway, Starbucks
Garden Village (5)                         Rite Aid, Blockbuster              Starbucks, Supercuts, Cold Stone Creamery
Gelson's Westlake (3)                               --                        Claridge House, Huntington Leaning Center
Heritage Plaza                           Sav-On Drugs, Ace Hardware           Bank of America, Hollywood Video, Quizno's
                                                                             Radio Shack, Mail Boxes, Etc., H&R Block
McBean & Valencia (5)                             Kohl's                                      Union Bank
Morningside Plaza                                   --                      Hallmark, Subway, Mail Boxes, Etc., Radio Shack
Newland Center                                      --                      Wells Fargo Bank, Kinko's, Starbucks, Quizno's
Oakbrook Plaza                                 Long's Drugs                      Century 21, TCBY Yogurt, Subway, GNC
Park Plaza (5)                           Sav-On Drugs, Petco, Ross               Radio Shack, TCBY, Subway, Hallmark
Plaza Hermosa                            Sav-On Drugs, Blockbuster               Hallmark, Mail Boxes, Etc., R.S.V.P.
Rona Plaza                                     NAMS Pharmacy                    Home Video, Acapulco Travel, Pizza Hut
Rosecrans & Inglewood (3)                        CVS Drug                                         --
Santa Ana Downtown Plaza                  Famsa, Inc., Blockbuster           Little Caesars Pizza, Payless Shoes, Taco Bell
Seal Beach (5)                                 Sav-On Drugs                                       --
Twin Peaks                                        Target                    Starbucks, Subway, Great Clips, Famous Footware
Ventura Village                                 Blockbuster                        Papa Johns Pizza, Fantastic Sams
Vista Village (3)                           Krikorian Theatres                                    --
Westlake Village Plaza                   Long's Drugs, Blockbuster          Bank of America, Citibank, Total Woman, Starbucks
Westridge Center (3)                                --                              Starbucks, Great Clips, Subway
Woodman - Van Nuys                                  --                      Supercuts, H&R Block, Chief Auto Parts, Radio Shack

San Francisco / Northern CA
Blossom Valley                                 Long's Drugs                 US Post Office, Hallmark, Great Clips, Starbucks
Corral Hollow (5)                     Long's Drugs, Orchards Hardware            Precision Cuts, Starbucks, Quizno's
Country Club                             Long's Drugs, Blockbuster                 Subway, GNC, Starbucks, Pizza Hut
Diablo Plaza                            Long's Drugs, Jo-Ann Fabrics         Clothestime, Mail Boxes, Etc., Quizno's, TCBY
El Cerrito Plaza (3)                    Long's Drugs, Barnes & Noble        Pier 1 Imports, Mail Boxes, Etc., GNC, Starbucks
                                      Bed, Bath & Beyond, Ross, Petco       Copelands Sports, Allstate Insurance, H&R Block
Encina Grande                             Walgreens, Blockbuster          Radio Shack, Mail Boxes, Etc., Applebees, H&R Block
Gilroy (3)                                          --                                            --
Loehmann's Plaza                   Long's Drugs, Loehmann's, Blockbuster     Starbucks, Hallmark, H&R Block, Kumon Learning
Powell Street Plaza                   Ross, Jo-Ann Fabrics, Circuit City      Copelands Sports, Pier 1 Imports, Starbucks
Prairie City Crossing                              --                           Great Clips, Radio Shack, Starbucks
San Leandro                                     Blockbuster                  Radio Shack, Hallmark, Mail Boxes Etc., GNC
Sequoia Station                        Long's Drugs, Wherehouse Music           Starbucks, Dress Barn, Sees Candies
                                                                                      Barnes and Noble, Old Navy
Slatten Ranch (3),(5)                       Target(4), Mervyn's                                   --



CALIFORNIA (continued)

Strawflower Village                           Long's Drugs                      Hallmark, Mail Boxes, Etc., Subway, GNC
Tassajara Crossing                      Long's Drugs, Ace Hardware              Citibank, Hallmark, Parcel Plus, GNC
West Park Plaza                           Rite Aid, Blockbuster               Starbucks, Supercuts, Kragen Auto Parks
Woodside Central                        Marshalls, Discovery Zone               Pier 1 Imports, GNC, Men's Wharehouse


Subtotal/Weighted Average (CA)

TEXAS

Austin
Hancock Center                             Sears, Old Navy, Petco            Hollywood Video, Radio Shack, GNC, Quizno's
Market @ Round Rock                        Color Tile and Carpet             Radio Shack, H&R Block, Starbucks, Quizno's
North Hills                                   Hollywood Video               Goodyear, Clothestime, Subway, Cingular Wireless

Dallas / Ft. Worth
Arapaho Village                           Arapaho Village Pharmacy            H&R Block, Hallmark, GNC, Mail Boxes, Etc.
Bethany Park Place                              Blockbuster                  Lady of America, Mr. Parcel, Fantastic Sams
Casa Linda Plaza                             Petco, Blockbuster               Starbucks, Supercuts, H&R Block, Hallmark
                                         24 Hour Fitness, Colberts          Mail Boxes, Etc., Cingular Wireless, Schlotzsky's
Cooper Street                            Circuit City, Office Max,            Mail Boxes, Etc., State Farm, TGI Fridays
                                         Home Depot, Jo-Ann Fabrics
Creekside (5)                                       --                      Hollywood Video, CICI's Pizza, Lady of America, GNC
Hebron Park (5)                                 Blockbuster                 Lady America, Hallmark, GNC, Starbucks, Radio Shack
Hillcrest Village                               Blockbuster                               American Airlines
Keller Town Center                                  --                       Pizza Hut, Radio Shack, Starbucks, H&R Block
Lebanon/Legacy Center (3)                           --                      Bank of America, Great Clips, State Farm, Subway
MacArthur Park Phase II (5)           Linens 'N Things, Barnes & Noble        Gap, Hallmark, Great Clips, Payless Shoes
Main Street Center (3)                              --                            Great Clips, Kumon Learning Center
Market @ Preston Forest                            Petco                             Nations Bank, Fantastic Sams
Matlock (3)                                    Wal-Mart (4)                   State Farm, Subway, Great Clips, Pizza Hut
Mills Pointe                                    Blockbuster                  Hallmark, H&R Block, Subway, State Farm, GNC
Mockingbird Commons                                 --                        H&R Block, GNC, Starbucks, Hallmark, Cato
Northview Plaza                                 Blockbuster                  Merle Norman, SW Bell Wireless, Eagle Postal
Overton Park Plaza (5)                Home Depot, Circuit City, TJ Maxx      Blockbuster, Clothestime, Starbucks, Subway
                                      Oshman's, Office Depot, Petsmart           Radio Shack, TCBY Yogurt, Supercuts
Prestonbrook - Frisco                               --                        Coldwell Banker, GNC, Supercuts, Quizno's
Preston Park                          Gap, Blockbuster, Williams Sonoma     Bath & Body Works, Mail Boxes, Etc., Starbucks
                                                                              Talbots, Banana Republic, Wolf Camera
Prestonwood                                     Blockbuster                 Hallmark, Great Clips, Mail Boxes, Etc., Subway
Rockwall Town Center (3)                            --                                            --
Shiloh Springs                                  Blockbuster                    GNC, Great Clips, Quizno's, Radio Shack
Southlake - Village Center (5)                  Blockbuster                  Radio Shack, Papa Johns, Quizno's, H&R Block
Southpark                                         Bealls                    H&R Block, GNC, Mail Boxes, Etc., CiCi's Pizza
Trophy Club                             Family Medicine, Blockbuster       Subway, Radio Shack, GNC, Starbuck's, Great Clips
Valley Ranch Centre                                 --                         Mail Boxes, Etc., GNC, H&R Block, Subway

Houston
Alden Bridge                               Walgreens, Blockbuster              Hallmark, GNC, Subway, Papa John's Pizza
Atascocita Center (3)                               --                                            --
Champions Forest                                  Eckerd                  Mail Boxes, Etc., GNC, Qiuzno's, Nationwide Insurance
Cochran's Crossing                         Eckerd , Blockbuster              Mail Boxes, Etc., Honey Baked Ham, Hallmark
Coles Center (3)                                    --                      Postnet, Quizno's, Hallmark, Nationwide Insurance
Fort Bend Market (3)                                --                        Dollar Discount, Mailbox Depot, Great Clips
Indian Springs Center (3), (5)                      --                                            --
Kleinwood Center (3)                     Walgreens, Blockbuster                      U.S. Dollar Store, RJ Goodies
Panther Creek                        Eckerd, Sears Paint & Hardware            Starbucks, TCBY Yogurt, Subway, Stride Rite
Sterling Ridge                            Eckerd, Blockbuster                 Hallmark, Quizno's, Mail Boxes, Etc., Pizza Hut
Sweetwater Plaza (5)                          Walgreen's                           Health South, Sport Clips, TCBY Yogurt

Subtotal/Weighted Average (Texas)

GEORGIA

Atlanta
Ashford Place                               Pier 1 Imports                Baskin Robbin, Mail Boxes, Merle Norman, Great Clips
Briarcliff LaVista                             Michael's                                Blue Ribbon Grill
Briarcliff Village                TJ Maxx, Office Depot, Petco, La-Z-Boy      Subway, Party City, H&R Block, Dollar Tree
Buckhead Court                                    --                        Pavillion, Outback Steakhouse, Minuteman Press
Cambridge Square                                  --                      Allstate, Dollar Tree, Starbucks, Mail Boxes, Etc.
Cromwell Square                     CVS Drug, Haverty's, Hancock Fabrics         First Union, Bellsouth Mobility
Cumming 400                                    Big Lots                   Pizza Hut, Hair Cuttery, Autozone, Dollar Tree
Delk Spectrum                                 Blockbuster                 Mail Boxes, Etc., GNC, Hallmark, Outback Steakhouse



GEORGIA (continued)

Dunwoody Hall                                   Eckerd                          Texaco, Subway, Nations Bank, Avis
Dunwoody Village                              Walgreen's                        Wolf Camera, Jiffy Lube, Hallmark
Killian Hill Market (3)                           --                       Nationwide Insurance, Citifinancial, Subway
Loehmann's Plaza                     Eckerd, Loehmann's, LA Fitness       Mail Boxes, Etc., GNC, H & R Block, Great Clips
Lovejoy Station (5)                           Blockbuster                     Subway, H&R Block, Supercuts, Pak Mail
Memorial Bend                                   TJ Maxx                   Hollywood Video, Pizza Hut, GNC, H & R Block, Cato
Orchard Square (5)                                --                         Mail Boxes Unlimited, Choice Cuts, Remax
Paces Ferry Plaza                             Blockbuster                   Sherwin Williams, Nations Bank, Houston's
Powers Ferry Square                  CVS Drug, Pearl Arts & Crafts         Domino's Pizza, Dunkin Donuts, Suntrust Bank
Powers Ferry Village                           CVS Drug                             Mail Boxes, Etc., Blimpies
Rivermont Station                        CVS Drug, Blockbuster               Pak Mail, GNC, Wolf Camera, Hair Cuttery
Roswell Village (5)                       Eckerd, Blockbuster               Pizza Hut, Dollar Tree, Cato, Hair Cuttery
Russell Ridge                                 Blockbuster                       Pizza Hut, Pak Mail, Hallmark, GNC
Sandy Plains Village                    Stein Mart, Blockbuster           Hallmark, Mail Boxes, Etc., Subway, Hair Cuttery

Other Markets
LaGrange Marketplace                            Eckerd                    Lee's Nails, It's Fashions, One Price Clothing
Parkway Station                                   --                      H & R Block, Pizza Hut, Super Nails, Dollar Tree

Subtotal/Weighted Average (Georgia)


OHIO

Cincinnati
Beckett Commons                               Stein Mart                          Mail Boxes, Etc., Subway, GNC
Cherry Grove                            TJ Maxx, Hancock Fabric             Shoe Carnival, GNC, Hallmark, Sally Beauty
Hyde Park Plaza                     Walgreen's, Michaels, Blockbuster     Radio Shack, Starbucks, Hallmark, Great Clips
                                     Barnes & Noble, Jo-Ann Fabrics        Famous Footware, US Post Office, Panera Bread
Regency Milford Center                            --                         Dollar Tree, Goodyear, CATO, Great Clips
Shoppes at Mason                              Blockbuster                 Mail Boxes. Etc., GNC, Great Clips, H&R Block
Westchester Plaza                                 --                      Pizza Hut, Subway, GNC, Cincinnati Bell Wireless

Columbus
East Pointe                              Goodyear, Blockbuster            Mail Boxes, Etc., Hallmark, Subway, Great Clips
Kingsdale                                Stein Mart, Goodyear             Sally Beauty Supply, Jenny Craig, Famous Footware
Kroger New Albany Center (5)                  Blockbuster                     Great Clips, Mail Boxes, Etc., Blimpies
North Gate/(Maxtown)                              --                        Hallmark, GNC, Great Clips, Domino's Pizza
Park Place                                    Blockbuster                       Mail Boxes, Etc., Domino's, Subway
Windmiller Plaza                            Sears Hardware                Radio Shack, Sears Optical, Great Clips, Cato
Worthington                                   Blockbuster                      H&R Block, Radio Shack, Dairy Queen

Toledo
Cherry Street Center                              --                                              --


Subtotal/Weighted Average (Ohio)

COLORADO

Colorado Springs
Cheyenne Meadows (5)                              --                       Nail Center, Cost Cutters, Cheyenne Mtn. Realty
Jackson Creek                                     --                                     Subway, Pak Mail
Woodmen Plaza                                     --                        Hallmark, GNC, Mail Boxes, Etc., H&R Block

Denver
Boulevard Center                           One Hour Optical               Bennigans, Great Clips, Mail Boxes, Etc., Quizno's
Buckley Square                            True Value Hardware             Hollywood Video, Radio Shack, Subway, Pak Mail
Centerplace of Greeley (3)          Target (4), Ross, Shoe Carnival                               --
Crossroads Commons (5)               Barnes & Noble, Mann Theaters        Wherehouse Music, Quizno's, Sally Beauty Supply
Hilltop Village (3)                               --                                              --
Leetsdale Marketplace                         Blockbuster                 Radio Shack, GNC, Checker Auto Parts, Quizno's
Littleton Square                         Walgreens, Blockbuster            H&R Block, Radio Shack, Starbucks, Mail Boxes, Etc.
Lloyd King Center                                 --                            GNC, Cost Cutters, Hollywood Video
New Windsor Marketplace (3)                       --                                              --
Redlands Marketplace                          Blockbuster                             H&R Block, Great Clips
Stroh Ranch                                       --                              Cost Cutters, Post Net, Subway
Willow Creek Center (5)                 Family Fitness, Gateway           Taco Bell, Starbucks, Blimpies, Mail Boxes, Etc.


Subtotal/Weighted Average (Colorado)


NORTH CAROLINA

Asheville
Oakley Plaza (5)                         CVS Drug, Western Auto                  Little Caesar's, Subway, Postnet
                 Baby Superstore Life Uniform, Household Finance
Charlotte
Carmel Commons                      Eckerd, Blockbuster, Piece Goods      Party City, Radio Shack, Chuck E Cheese's, Blimpies
Union Square                             CVS Drug, Blockbuster              Mail Boxes, Etc., Subway, TCBY, Rack Room
                                         Consolidated Theatres
Greensboro
Kernersville Marketplace                          --                      Mail Boxes, Etc., Little Caesar's, Great Clips, GNC
Sedgefield Village                                --                                   Great Clips, A-Nails

Raleigh / Durham
Bent Tree Plaza                                   --                      Pizza Hut, Manhattan Bagel, Parcel Plus, Cost Cutters
Garner Town Square                  Target (4), Office Max, Blockbuster      Sears Optical, Friedman's Jewelers, S&K
                                  Petsmart, Home Depot (4) United Artist      H & R Block, Shoe Carnival, Dress Barn
Glenwood Village                                  --                             Domino's Pizza, Frame Wharehouse
Lake Pine Plaza                               Blockbuster                         H & R Block, GNC, Great Clips
Maynard Crossing                              Blockbuster                 Mail Boxes, Etc., GNC, Hallmark, Cingular Wireless
Southpoint Crossing                           Blockbuster                 Wolf Camera, GNC, H&R Block, Hallmark, Starbucks
Woodcroft                                     True Value                   Domino's Pizza, Subway, Nationwide Insurance

Subtotal/Weighted Average (NC)


WASHINGTON

Seattle
Cascade Plaza (5)                   Long's Drugs, Ross, Bally Fitness       Hollywood Video, Fashion Bug, Aaron's Rents
             Jo-Ann Fabrics Great Clips, Cingular Wireless, Domino's
Inglewood Plaza                                   --                             Radio Shack, Subway, Great Clips
James Center (5)                               Rite Aid                   Kinko's, Hollywood Video, U.S. Bank, Starbucks
Padden Parkway (3)                                --                                              --
Pine Lake Village                        Rite Aid, Blockbuster            Starbucks, Baskin Robbins, Sylvan Learning Center
Sammamish Highlands                   Bartell Drugs, Ace Hardware           Hollywood Video, Starbucks, GNC, H&R Block
South Point Plaza                       Rite Aid, Office Depot,                 Outback Steakhouse, AT&T Wireless,
                                       Pep Boys, Pacific Fabrics                          The UPS Store
Southcenter                                   Target (4)                  Boaters World, Quizno's, Supercuts, Starbucks
Thomas Lake                              Rite Aid, Blockbuster              Great Clips, Subway, State Farm Insurance

Subtotal/Weighted Average (WA)

VIRGINIA

Washington D.C.
Ashburn Farm Market                               --                      Video Wharehouse, Starbucks, Subway, Supercuts
Chesire Station                           Petco, Blockbuster            Radio Shack, Blimpies, Starbucks, GNC, Hair Cuttery
Somerset (3)                                      --                                              --
Tall Oaks Village Center                          --                         Video Wharehouse, Domino's, Great Clips
Village Center at Dulles (5)          CVS Drug, Gold's Gym, Petco

Other Virgina
Brookville Plaza (5)                              --                      H&R Block, Cost Cutters, Liberty Mutual, Quizno's
Statler Square                             CVS Drug, Staples              Hallmark, H & R Block, Hair Cuttery, Cellular One

Subtotal/Weighted Average (Virginia)

OREGON

Portland
Cherry Park Market (Grmr)                         --                      Hollywood Video, Subway, McDonalds, Dollar Tree
Hillsboro Market Center                           --                             Quizno's, Starbucks, Great Clips
Hillsboro Market Center Phase II          Marshalls, Petsmart                    Dollar Tree, Mattress Specialist
Murrayhill Marketplace                     Segal's Baby News                Wells Fargo Bank, Great Clips, State Farm
Sherwood Crossroads                               --                             Great Clips, Starbucks, Quizno's
Sherwood Market Center                            --                        Hallmark, Mail Boxes, Etc., GNC, Supercuts
Sunnyside 205                                     --                            Kinko's, Coldwell Banker, Quizno's
Walker Center                            Sportmart, Blockbuster               Postal Annex, Quizno's, Cruise Masters
West Hills                                    Blockbuster                     GNC, Starbucks, Great Clips, State Farm

Subtotal/Weighted Average (Oregon)


ALABAMA

Birmingham
Southgate Village Shopping Center              Rite Aid                        Subway, Red Wing Shoes, Compass Bank
Trace Crossing Shopping Center (3)                --                         Lady of America, Great Clips, H&R Block
Valleydale Village (3)                       Pets America                 American Fitness, Subway, Great Clips, Pizza Hut
Villages of Trussville                         CVS Drug                           Cellular Sales, Pro Top Nails

Montgomery
Country Club                                   Rite Aid                             Movie Gallery, Subway, GNC

Other Markets
Bonner's Point                                 Wal-Mart                            Subway, Cato, Movie Gallery
Marketplace - Alexander City        Wal-Mart, Goody's Family Clothing         Domino's Pizza, Subway, Hallmark, CATO


Subtotal/Weighted Average (Alabama)


ARIZONA

Phoenix
Carefree Marketplace (3)                          --                        Pizza Hut, Subway, Great Clips, Starbucks
Palm Valley Marketplace (5)                   Blockbuster                  Alltel, Subway, GNC, Great Clips, H&R Block
Paseo Village                            Walgreens, Blockbuster            Fantastic Sams, McDonalds, Reflections West
Pima Crossing                           Stein Mart, Blockbuster                Subway, Great Clips, Sherwin Williams,
                                    Pier 1 Imports, Bally Total Fitness                 GNC, Mattress Firm
Stonebridge Center                                --                        Cost Cutters, Post Net, Sally Beauty Supply
The Provinces                                     --                       Lady of America, Supercuts, New York Bagels


Subtotal/Weighted Average (Arizona)


TENNESSEE

Nashville
Harpeth Village                               Blockbuster                 Mail Boxes, Etc., Heritage Cleaners, Great Clips
Hwy 46 & Hwy 70 (Dickson)                       Eckerd                                            --
Nashboro Village                                  --                         Hallmark, Fantastic Sams, Cellular Sales
Northlake Village                           CVS Drug, Petco                GNC, Beauty Express, Olan Mills, Healthsouth
Peartree Village                          Eckerd, Office Max                  Hollywood Video, AAA Auto, Royal Thai
West End Avenue                               Walgreen's                                          --


Subtotal/Weighted Average (TN)



SOUTH CAROLINA
Merchants Village (5)                             --                      Firestone Tire, Mail Boxes, Etc., Hair Cuttery, Hallmark
Murray Landing (3)                                --                      Great Clips, Pretty Nails, Tripp's Fine Cleaners
Pelham Commons (3)                                --                                              --
Queensborough (5)                                 --                       Pet Emporium, Mail Boxes, Etc., Supercuts, Pizza Hut
Rosewood Shopping Center                          --                       Kings's Beauty Supply, Great Clips, Sterling Cleaners

Subtotal/Weighted Average (SC)

KENTUCKY
Franklin Square                     Rite Aid, JC Penney, Office Depot       Mail Boxes, Etc., Baskin Robbins, Kay Jewelers
                                    Chakers Theatre, Pier 1 Imports            Radio Shack, Cato, Hibbet Sporting Goods
Silverlake (5)                                Blockbuster                     CATO, Radio Shack, H&R Block, Great Clips

Subtotal/Weighted Average (KY)


ILLINOIS
Hinsdale Lake Commons                  Ace Hardware, Blockbuster          Hallmark, Mail Boxes, Etc., Fannie May Candies
                                      Murray's Party Time Supplies                   Quizno's, Coldwell Banker
Westbrook Commons                                   --                       Radio Shack, Great Clips, GNC, Remax, Subway

Subtotal/Weighted Average (IL)


MICHIGAN
Fenton Marketplace                       Blockbuster, Michaels                  Supercuts, Countrywide Home Loans
Lakeshore                                      Rite Aid                            Hallmark, American Travelers
Waterford                                         --                        Supercuts, Hollywood Video, Starbucks, GNC


Subtotal/Weighted Average (MI)


DELAWARE
Pike Creek                            Eckerd, K-mart, Blockbuster               Radio Shack, H&R Block, TCBY, GNC
White Oak - Dove DE                             Eckerd                                            --


Subtotal/Weighted Average (DE)


NEW JERSEY
Echelon Village Plaza (3)                         --                        Dunkin Donuts, Hair Cuttery, KFC, Quizno's



MISSOURI
St. Ann  Square                           Bally Total Fitness               Great Clips, US Navy, US Marines, US Army


PENNSYLVANIA
Hershey - Goodyear                                --                                         Goodyear


Total Weighted Average


--------------------------------------------------------

(1)     Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 94.8% for Company shopping centers.
(3) Property under development or redevelopment. (4) Tenant owns its own building.
(5) Owned by a partnership with outside investors in which the Partnership or an affiliate is the general partner.

Item 3.  Legal Proceedings

         Regency is a party to various legal proceedings, which arise, in the ordinary course of its business. Regency is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against Regency, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of Regency.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for stockholder vote during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

         Regency's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". Regency currently has approximately 4,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 2002 and 2001.

                                             2002                                             2001
                          -------------------------------------------     ---------------------------------------------
                                                           Cash                                               Cash
     Quarter                  High           Low         Dividends            High             Low         Dividends
      Ended                   Price         Price        Declared             Price           Price         Declared
-----------------------------------------------------------------------------------------------------------------------

March 31               $      29.50         26.88           .51               25.00           22.63           .50
June 30                       31.03         27.82           .51               25.56           23.00           .50
September 30                  31.85         25.22           .51               26.35           22.72           .50
December 31                   32.40         28.92           .51               27.75           24.51           .50


         Regency intends to pay regular quarterly distributions to its common stockholders. Future distributions will be declared and paid at the discretion of the Board of Directors, and will depend upon cash generated by operating activities, Regency's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. Regency anticipates that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by Regency. Distributions by Regency to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by Regency. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder's common stock. In order to maintain its qualification as a REIT, Regency must make annual distributions to stockholders of at least 90% of its taxable income. Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

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

        There were no sales of unregistered securities during the periods covered by this report.

                      Equity Compensation Plan Information

                                                 (a)                          (b)                         (c)
                                        -----------------------    -------------------------    ----------------------
                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                         Number of securities          Weighted-average             under equity
                                          to be issued upon           exercise price of          compensation plans
                                             exercise of             outstanding options,            (excluding
           Plan Category                 outstanding options,        warrants and rights        securities reflected
                                         warrants and rights                                       in column (a))
------------------------------------    -----------------------    -------------------------    ----------------------

Equity compensation plans
   approved by security holders.              3,097,859                     $27.47                  1,348,880(1)

Equity compensation plans not
   approved by security holders.                 N/A                         N/A                       11,992
                                        -----------------------    -------------------------    ----------------------

      Total.....................              3,097,859                     $27.47                  1,360,872
                                        =======================    =========================    ======================

------------------------------------

(1) The Company's 1993 Long Term Omnibus Plan provides for the issuance of up to 12% of Regency's outstanding common stock and common stock equivalents, but not to exceed 8.5 million shares. The shares shown in column (c) as available for issuance at December 31, 2002 are based on this 12% formula.

         Regency's Stock Grant Plan for non-key employees is the only equity compensation plan that our shareholders have not approved. This Plan provides for the award of a stock bonus of a specified value to each non-key employee on the 1st anniversary date and every 5th anniversary date of their employment. For example, each non-manager employee receives $500 in shares at the specified anniversary dates based on the average fair market value of Regency's common stock for the most recent quarter prior to the anniversary date. A total of 30,000 shares of common stock have been reserved for issuance under this Plan, of which 11,992 shares were available for issuance at December 31, 2002.

Item 6.  Selected Consolidated Financial Data
         (in thousands, except per share data and number of properties)

         The following table sets forth Selected Financial Data for Regency on a historical basis for the five years ended December 31, 2002. This information should be read in conjunction with the financial statements of Regency (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                                                 2002           2001           2000          1999          1998
                                                                 ----           ----           ----          ----          ----
Operating Data:
Revenues:
  Rental revenues                                          $     354,183       323,020        306,030       258,275        120,057
  Service operations revenue                                      20,255        31,495         27,226        18,239         11,863
  Equity in income of investments
    in real estate partnerships                                    5,765         3,439          3,139         4,688            946
                                                             ------------   -----------    -----------   -----------   ------------
      Total revenues                                             380,203       357,954        336,395       281,202        132,866
                                                             ------------   -----------    -----------   -----------   ------------

Operating expenses:
  Operating, maintenance and real
     estate taxes                                                 89,749        81,039         75,811        61,928         28,068
  General and administrative and other expenses                   24,133        24,917         21,870        19,747         15,064
  Depreciation and amortization                                   70,443        62,435         55,537        45,278         23,395
                                                             ------------   -----------    -----------   -----------   ------------

     Total operating expenses                                    184,325       168,391        153,218       126,953         66,527
                                                             ------------   -----------    -----------   -----------   ------------

Other expense (income):
Interest expense, net of interest income                          81,286        63,680         63,867        56,576         26,051
(Gain) loss on sale of operating properties                       (5,267)         (699)        (4,507)          233        (10,726)
Provision for loss on operating and
  development properties                                           4,369         1,595         12,995             -              -
Other income                                                      (2,383)            -              -             -              -
                                                             ------------   -----------    -----------   -----------   ------------
     Total other expense                                          78,005        64,576         72,355        56,809         15,325
                                                             ------------   -----------    -----------   -----------   ------------

     Income before minority interests                            117,873       124,987        110,822        97,440         51,014

Minority interest preferred unit distributions                   (33,475)      (33,475)       (29,601)      (12,368)        (3,358)
Minority interest of exchangeable partnership units               (2,070)       (2,244)        (2,177)       (2,552)        (1,622)
Minority interest of limited partners                               (492)         (721)        (2,632)       (2,855)          (464)
                                                             ------------   -----------    -----------   -----------   ------------

     Income from continuing operations                            81,836        88,547         76,412        79,665         45,570

Discontinued operations, net:
Operating income from discontinued operations                      9,985        12,117         11,199        10,181          5,020
Gain on sale of operating properties and
  properties in development                                       18,704             -              -             -              -
                                                             ------------   -----------    -----------   -----------   ------------
     Income from discontinued operations                          28,689        12,117         11,199        10,181          5,020
                                                             ------------   -----------    -----------   -----------   ------------

     Net income                                                  110,525       100,664         87,611        89,846         50,590

Preferred stock dividends                                         (2,858)       (2,965)        (2,817)       (2,245)              -
                                                             ------------   -----------    -----------   -----------   ------------

     Net income for common stockholders                    $     107,667        97,699         84,794        87,601         50,590
                                                             ============   ===========    ===========   ===========   ============

Income per common share - Basic:
  Income from continuing operations                        $        1.36          1.49           1.30          1.42           1.60
  Discontinued operations                                  $        0.49          0.21           0.19          0.19           0.20
                                                             ------------   -----------    -----------   -----------   ------------
     Net income for common stockholders per share          $        1.85          1.70           1.49          1.61           1.80
                                                             ============   ===========    ===========   ===========   ============

Income per common share - Diluted:
  Income from continuing operations                        $        1.35          1.49           1.30          1.43           1.56
  Discontinued operations                                  $        0.49          0.20           0.19          0.18           0.19
                                                             ----------------------------------------------------------------------
     Net income for common stockholders per share          $        1.84          1.69           1.49          1.61           1.75
                                                             ======================================================================

                                                                 2002            2001           2000          1999          1998
                                                                 ----            ----           ----          ----          ----

Other Data:
  Common stock outstanding                                        59,557        57,601         56,898        56,924         25,489
  Common Units, convertible preferred stock
    and Class B common stock outstanding                           1,955         3,043          3,150         3,565          4,337
  Company owned GLA                                               29,483        29,089         27,991        24,769         14,652
  Number of properties (at end of year)                              262           272            261           216            129
  Ratio of earnings to fixed charges                                 1.8           1.7            1.7           1.9            2.1
  Common dividends per share                               $        2.04          2.00           1.92          1.84           1.76
Balance Sheet Data:
  Real estate investments at                               $   3,088,914     3,156,831      2,943,627     2,636,193      1,250,332
cost
  Total assets                                             $   3,061,859     3,109,314      3,035,144     2,654,936      1,240,107
  Total debt                                               $   1,333,524     1,396,721      1,307,072     1,011,967        548,126
  Stockholders' equity                                     $   1,221,720     1,219,051      1,225,415     1,247,249        550,741

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In addition to historical information, the following information contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere in the Annual Report.

Organization
------------

         Regency is a qualified real estate investment trust ("REIT"), which began operations in 1993. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Common Units"). Regency's acquisition, development, operations and financing activities, including the issuance of Common Units or Cumulative Redeemable Preferred Units ("Preferred Units"), are generally executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their GLA follows:

                                        December 31, 2002                                 December 31, 2001
                                        -----------------                                 -----------------
         Location          # Properties             GLA          % Leased *      # Properties           GLA         % Leased *
         --------          ------------             ---          ----------      ------------           ---         ----------
   Florida                      53               6,193,550         91.9%              56             6,535,254         92.0%
   California                   43               5,125,030         99.1%              39             4,879,051         98.8%
   Texas                        40               5,123,197         93.6%              36             4,579,263         92.8%
   Georgia                      24               2,437,712         93.9%              26             2,556,471         93.3%
   Ohio                         14               1,901,684         91.4%              14             1,870,079         93.5%
   Colorado                     15               1,538,570         98.0%              12             1,188,480         99.2%
   North Carolina               12               1,225,201         97.6%              13             1,302,751         98.1%
   Washington                    9                 986,374         98.9%               9             1,095,457         98.1%
   Virginia                      7                 872,796         96.8%               6               408,368         97.6%
   Oregon                        9                 822,115         93.7%               8               740,095         93.2%
   Alabama                       7                 644,896         94.3%               7               665,440         95.3%
   Arizona                       6                 525,701         96.3%               9               627,612         98.6%
   Tennessee                     6                 444,234         95.3%              10               493,860         99.4%
   South Carolina                5                 339,256         99.1%               5               241,541        100.0%
   Kentucky                      2                 304,659         96.6%               5               321,689         94.2%
   Illinois                      2                 300,477         96.1%               2               300,162         91.6%
   Michigan                      3                 279,265         92.6%               3               275,085         89.5%
   Delaware                      2                 240,418         99.0%               2               240,418         99.3%
   New Jersey                    1                  88,993           -                 3               112,640        100.0%
   Missouri                      1                  82,498         92.9%               2               370,176         92.9%
   Pennsylvania                  1                   6,000        100.0%               1                 6,000        100.0%
   Mississippi                   -                       -           -                 2               185,061         98.3%
   Wyoming                       -                       -           -                 1                87,777        100.0%
   Maryland                      -                       -           -                 1                 6,763           -
                          --------------------------------------------------------------------------------------------------
       Total                    262             29,482,626         94.8%              272           29,089,493         94.9%
                          ==================================================================================================

          * Excludes pre-stabilized properties under development

          We are focused on building a portfolio of grocery-anchored neighborhood shopping centers that are positioned to withstand adverse economic conditions by providing consumers with convenient shopping for daily necessities and adjacent local tenants with foot traffic. Regency's current investment markets are stable, and we expect to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers.

          The following table summarizes the four largest grocery-tenants occupying our shopping centers, including those partially owned through joint ventures at December 31, 2002:

                                                 Percentage of       Percentage of
           Grocery              Number of          Company-           Annualized         Average Remaining
           Anchor               Stores (a)         owned GLA          Base Rent             Lease Term
           ------               ----------         ---------          ---------             ----------

          Kroger                    61               11.8%               8.8%                16 years
          Publix                    53                8.3%               5.9%                14 years
          Safeway                   46                5.9%               4.5%                12 years
          Albertsons                24                2.9%               2.5%                16 years

(a) Includes grocery-tenant-owned stores

         On January 22, 2002, Kmart Corporation, a tenant in four of our shopping centers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11 bankruptcy protection, Kmart has the ability to reject pre-petition lease agreements and cease paying rent. Kmart rejected two leases representing $942,000 of annual base rent and closed both stores. We have two other leases with Kmart representing $883,000 of annual base rent. Both of these stores are open and operating, however, we have no assurance that Kmart will be able to continue rental payments on these two stores in the future.

         As a result of the Kmart store closing at one of our shopping centers, combined with an earlier closing of an adjacent Winn-Dixie grocery store, we determined that the value of this shopping center had been permanently impaired. As a result, we recorded a provision for loss on operating properties of $2.4 million during 2002.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease from the grocery-anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocery anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         During 2002, we acquired the land and began development on 21 new projects representing estimated total costs at completion of $335 million, compared with starting 11 new projects during 2001 with estimated costs at completion of $156 million. At December 31, 2002, we had 34 projects under construction or undergoing major renovations, which, when completed, are expected to represent an investment of $635.8 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $131 million. Costs necessary to complete these developments will be $326 million, are generally already committed as part of existing construction contracts, and will be expended through 2005. These developments are approximately 49% completed and 64% pre-leased.

         Regency has a 20% equity interest in and serves as property manager for Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. During 2002, Columbia acquired a shopping center from the Company for $19.5 million, for which the Company received net proceeds of $17.5 million. At December 31, 2002, Columbia owned 12 shopping centers with a net book value of $284.9 million.

         Regency has a 25% equity interest in and serves as property manager for Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2002, MCWR acquired 11 shopping centers from the Company for $145.2 million, for which the Company received net proceeds of $94.9 million and a note receivable of $25.1 million. MCWR is currently in the process of placing third-party fixed-rate mortgages on the properties, the proceeds of which will be used to repay the note receivable. In January 2003, the note was reduced by $5.7 million, and we expect the balance of the note receivable to be repaid during 2003. The Company recognized gains on these sales of $11.1 million, which represents $5.3 million related to operating properties, recorded as a gain on the sale of operating properties, and $5.8 million related to development properties, recorded as service operations revenue. The recognition of gain is recorded on only that portion of the sale to MCWR not attributable to the Company's 25% joint venture interest. At December 31, 2002, MCWR owned 16 shopping centers with a net book value of $180.7 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from Regency. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that the cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $173 million and $185.9 million for the years ended December 31, 2002 and 2001, respectively. During 2002 and 2001, respectively, we incurred capital expenditures of $18.5 million and $15.8 million to improve our shopping center portfolio, paid scheduled principal payments of $5.6 million and $6.1 million to our lenders, and paid dividends and distributions of $158.5 million and $154.4 million to our share and unit holders.

         Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the right to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We are not currently aware of any current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 10% of our annual base-rental revenues.

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Additionally, the Company has the right to call and repay outstanding preferred units five years after their issuance date, at the Company's discretion, which could begin during 2003. The sources of repaying preferred units would include those listed above.

         Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell to third parties those operating properties that no longer meet our long-term investment standards. We may also sell a portion of an operating or development property to one of our joint ventures, which may provide Regency with a capital source for new development and acquisitions, as well as market-based fees that we may earn as the asset manager. By selling a property to a joint venture, Regency owns less than 100% of the property, generally 20% to 50%, and shares the risks and rewards of the property with its partner.

         Proceeds from the sale or joint venturing of properties are included in net investing activities on the Consolidated Statement of Cash Flows. During 2002, net proceeds from the sale or joint venturing of real estate was $425 million, compared with $142 million during 2001, and were used primarily to reduce the balance of the unsecured line of credit (the "Line"). Net cash provided by investing activities was $110.6 million for the year ended December 31, 2002, and generally means that the net proceeds from the sale or joint venturing of real estate was greater than the cash invested in new acquisitions or developments. Net cash used in investing activities was $164.1 million for the year ended December 31, 2001 and generally means that cash invested in new acquisitions or developments was greater than the net proceeds from selling or joint venturing real estate. Net cash used in financing activities was $255 million and $94.9 million for the years ended December 31, 2002 and 2001. Outstanding debt at December 31, 2002 and 2001 consists of the following (in thousands):

                                                                               2002            2001
                                                                               ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        229,551         240,091
                    Variable-rate mortgage loans                                24,998          21,691
                    Fixed-rate unsecured loans                                 998,975         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,253,524       1,022,721
                Unsecured line of credit                                        80,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,333,524       1,396,721
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

         Interest rates paid on the Line, which are based on LIBOR plus .85%, at December 31, 2002 and 2001 were 2.288% and 2.913%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

         During 2002, the Company assumed debt with a fair value of $46.7 million related to the acquisition of five properties, which includes debt premiums of $2.7 million based upon above-market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

         On January 15, 2002, the Company completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.85%, are due on January 15, 2012. We used the net proceeds of these offerings to reduce the balance of the Line. During 2001, the Company completed $240 million of unsecured debt offerings with an interest rate of 7.25% to 7.95% that are due in 2011. During 2000, the Company completed $160 million of unsecured debt offerings with an interest rate of 8.0% to 8.45%, which are due in 2010.

         As of December 31, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal      Term-Loan         Total
              Scheduled Payments by Year                       Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------
              2003                                      $          5,084          22,864          28,226
              2004 (includes the Line)                             5,241         300,994         306,539
              2005                                                 4,045         147,742         152,131
              2006                                                 3,359          24,089          27,850
              2007                                                 2,768          25,696          28,902
              Beyond Five years                                   19,176         766,287         783,697
              Unamortized debt premiums                                -           6,179           6,179
                                                           -------------- --------------- ---------------
                   Total                                $         39,673       1,293,851       1,333,524
                                                           ============== =============== ===============

         Unconsolidated partnerships and joint ventures in which we have an investment had notes and mortgage loans payable of $167.1 million at December 31, 2002, and the Company's proportionate share of these loans was $38.8 million.

         RCLP has issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. RCLP sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP after certain dates ranging from 2003 to

2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2002 and 2001, the face value of Preferred Units issued was $384 million with an average fixed distribution rate of 8.72%.

         We intend to continue growing our portfolio through acquisitions and developments, either directly or through our joint venture relationships. Because acquisition and development activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Regency expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Critical Accounting Policies and Estimates
------------------------------------------

         Knowledge about our accounting policies is necessary for a complete understanding of our financial results, and discussions and analysis of these results. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon our judgments and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimates.

         Capitalization of Costs - We have an investment services group with an established infrastructure that supports the due diligence, land acquisition, construction, leasing and accounting of our development properties. All direct and indirect costs related to these activities are capitalized. Included in these costs are interest and real estate taxes incurred during construction as well as estimates for the portion of internal costs that are incremental, and deemed directly or indirectly related to our development activity. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

         Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of those markets in which we operate, tenant credit quality, and demand for new retail stores. If we determine that impairment exists due to the inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

         Income Tax Status - The prevailing assumption underlying the operation of our business is that we will continue to operate so as to qualify as a REIT, defined under the Internal Revenue Code. Certain income and asset tests are required to be met on a periodic basis to ensure we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As we evaluate each transaction entered into, we determine the impact that these transactions will have on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Results from Operations
-----------------------

Comparison of 2002 to 2001

         At December 31, 2002, we were operating or developing 262 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are those properties that are generally greater than 90% leased and, if they were developed, are more than three years beyond their original development start date. At December 31, 2002, we had 228 stabilized shopping centers that were 94.8% leased.

         Revenues increased $22.2 million, or 6%, to $380.2 million in 2002. This increase was due primarily to our realization of a full year of revenues from new 2001 developments and from growth in rental rates of the operating properties. In 2002, rental rates grew by 10.8% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $24 million, or 10%, and recoveries from tenants increased $7.6 million, or 11%.

         Service operations revenue includes management fees, commission income, and gains or losses from the sale of land and development properties without significant operations. Service operations revenue does not include gains or losses from the sale of non-development operating properties. The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

         Service operations revenue decreased $11.2 million to $20.3 million in 2002, or 36%. The decrease was due primarily to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which requires $15.6 million of gains related to 2002 sales to be presented under discontinued operations.

         Operating expenses increased $15.9 million, or 9%, to $184.3 million in 2002. Combined operating, maintenance, and real estate taxes increased $8.7 million, or 11%, during 2002 to $89.7 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $22.6 million during 2002 compared with $20.6 million in 2001, or 10% higher, as a result of the Company opening several branch offices in new markets, and general salary and benefit increases. Depreciation and amortization increased $8 million during 2002 related to higher acquisition and development activity and the depreciation of operating properties classified as held for sale in 2001 that no longer met the criteria under Statement 144.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of fair value based upon the methods described above in our Critical Accounting Policies. In the event the properties are impaired, we write down assets to fair value for "held-and-used" assets, and fair value less costs to sell for "held-for-sale" assets. During 2002, we recorded a provision for loss of $4.4 million.

         Net interest expense increased to $81.3 million in 2002 from $63.7 million in 2001, or 28%. The increase was primarily due to average outstanding debt balances during 2002 exceeding 2001 by $131 million and lower interest capitalization on new developments. Average interest rates on outstanding debt declined to 6.93% at December 31, 2002 from 7.27% at December 31, 2001.

         Income from discontinued operations was $28.7 million in 2002 compared with $12.1 million in 2001, primarily due to $18.7 million in gains we recognized on the sale of operating properties and stabilized properties in our development portfolio. Operating income and gains on sales in discontinued operations are shown net of minority interest of exchangeable partnership units totaling $726,560 and $312,743 for the years ended December 31, 2002 and 2001, respectively.

         Net income for common stockholders was $107.7 million in 2002 compared with $97.7 million in 2001, or a 10% increase. Diluted earnings per share were $1.84 in 2002 compared with $1.69 in 2001, or 9% higher as a result of the increase in net income.

Results from Operations
-----------------------

Comparison of 2001 to 2000

         Revenues increased $21.6 million, or 6%, to $358 million in 2001. The increase was due primarily to our realization of a full year of revenues from new 2000 developments and from growth in rental rates at the operating properties. In 2001, rental rates grew by 10.5% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $11.3 million, or 5%, and recoveries from tenants increased $5.2 million, or 8%. At December 31, 2001, we were operating or developing 272 shopping centers of which we had 231 stabilized shopping centers that were 94.9% leased. At December 31, 2000, these same stabilized properties were 95.4% leased.

         Service operations revenue increased by $4.3 million to $31.5 million in 2001, or 16%. The increase was primarily due to a $12.4 million increase in gains from the sale of land and out-parcels, a $1.7 million increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $9.8 million reduction in development profits. The reduction in development profits was a result of selling fewer developments during 2001 compared with 2000.

         Operating expenses increased $15.2 million, or 10%, to $168.4 million in 2001. Combined operating, maintenance, and real estate taxes increased $5.2 million, or 7%, during 2001 to $81 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $20.6 million during 2001 compared with $19.9 million in 2000, or 3% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $6.9 million during 2001, or 12%, primarily due to developments that only operated for part of the year during 2000.

         During 2001 and 2000, we recorded a provision for loss on operating properties held for sale of $1.6 million and $13 million, respectively. The provision in 2000 was directly related to an agreed-upon sale price associated with a contract for sale of seven shopping centers.

         Interest expense decreased to $63.7 million in 2001 from $63.9 million in 2000. Regency had $1.4 billion and $1.3 billion of outstanding debt at December 31, 2001 and 2000, respectively. Average interest rates on outstanding debt declined to 7.27% at December 31, 2001 from 7.94% at December 31, 2000.

         Preferred unit distributions increased $3.9 million to $33.5 million during 2001 as a result our issuance of preferred units in 2000.

         Income from discontinued operations was $12.1 million in 2001, compared with $11.2 million in 2000. Operating income is shown net of minority interest of exchangeable partnership units totaling $312,743 and $315,129 for the years ended December 31, 2001 and 2000, respectively.

         Net income for common stockholders was $97.7 million in 2001 compared with $84.8 million in 2000, or a 15% increase. Diluted earnings per share was $1.69 in 2001 compared with $1.49 in 2000, or 13% higher as a result of the increase in net income.

Stock Purchase Loans
--------------------

         In previous years, as part of our long-term incentive compensation plan, the Company structured stock purchase plans whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These interest-bearing, full-recourse loans were secured by stock, which was held as collateral by Regency. As part of the executive's compensation program, the Company granted partial forgiveness of the unpaid principal balance based upon specified performance criteria and the passage of time. The Company ceased making these types of loans after 1998 and has not originated any new personal loans to our employees since that date. As of September 30, 2002, all participants agreed to repay the entire balance of their loans outstanding with a portion of the common shares held as collateral, valued at fair market value on that day. The Company, in return, granted the participants restricted stock and stock options that are intended to provide them with the same level of compensation benefits that they would have received under existing agreements for specified forgiveness amounts.

New Accounting Standards and Accounting Changes
-----------------------------------------------

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in the Interpretation. Interpretation 46 will require that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period beginning after June 15, 2003 to those variable interest entities created before February 1, 2003. The Company has not yet completed its evaluation of the applicability of this Interpretation to its current structures, but does not believe its adoption will have a material effect on the financial statements.

         In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("Interpretation 45") which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees the Company entered into or modified after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of SFAS Statement No.123, "Accounting for Stock-Based Compensation" ("Statement 123"), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under Statement 123 and Statement 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for stock-based compensation and to furnish the pro forma disclosures as required under Statement 148.

         In April 2002, the FASB issued SFAS Statement No. 145, " Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("Statement 4"), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company elected to adopt the provisions related to the rescission of Statement 4 during the second quarter, and reported a gain on early extinguishment of debt totaling $2.4 million, which is included in other income on the accompanying statements of operations.

         In July 2002, the FASB issued SFAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not initiated any such exit and disposal activities since the effective date and does not believe it will have a material effect on the financial statements.

Environmental Matters
---------------------

         Regency, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at our shopping centers is the principal environmental concern. We believe that the tenants who operate these plants do so in accordance with current laws and regulations and have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers Regency against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance on specific properties with known contamination in order to mitigate Regency's environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on Regency's financial position, liquidity, or operations.

Inflation
---------

         Inflation has remained relatively low and has had a minimal impact on the operating performance of our shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than 10 years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of the line of credit and long-term debt used to maintain liquidity, fund capital expenditures and expand Regency's real estate investment portfolio. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                            Fair
                                        2003        2004       2005       2006       2007      Thereafter      Total        Value
                                        ----        ----       ----       ----       ----      ----------      -----        -----
Fixed rate debt                      $ 18,223     210,962    151,787     27,448     28,464      785,463     1,222,347    1,254,501
Average interest rate for all debt      7.59%       7.62%      7.61%      7.62%      7.60%        7.63%         -            -

Variable rate LIBOR debt             $  9,725      95,273        -          -          -           -          104,998      104,998
Average interest rate for all debt      2.66%       2.66%        -          -          -           -             -            -


         As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, its hedging strategies at that time, and interest rates.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2003 Annual Meeting of Shareholders. Information concerning the executive officers of Regency is provided below.

         MARTIN E. STEIN, JR. Mr. Stein, age 50, is Chairman of the Board and Chief Executive Officer of Regency. He served as President of Regency from its initial public offering in October 1993 until December 31, 1998. Mr. Stein also served as President of Regency's predecessor real estate division since 1981 and Vice President from 1976 to 1981. He is a director of Florida Rock Industries, Inc., a publicly held producer of construction aggregates, Patriot Transportation Holdings, Inc., a publicly held transportation and real estate company, and Stein Mart, Inc., a publicly held upscale discount retailer.

         MARY LOU FIALA. Mrs. Fiala, age 51, became President and Chief Operating Officer of Regency in January 1999. Before joining Regency she was Managing Director - Security Capital U.S. Realty Strategic Group from March 1997 to January 1999. Mrs. Fiala was Senior Vice President and Director of Stores, New England - Macy's East/ Federated Department Stores from 1994 to March 1997. From 1976 to 1994, Mrs. Fiala held various merchandising and store operations positions with Macy's/Federated Department Stores.

         BRUCE M. JOHNSON. Mr. Johnson, age 55, has been Managing Director and Chief Financial Officer of Regency since its initial public offering in October 1993. Mr. Johnson also served as Executive Vice President of Regency's predecessor real estate division since 1979. He is a director of Brooks Rehabilitation Hospital, a private not for profit rehabilitation hospital, and it's private parent company Brooks Health Systems.

         Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2003 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2003 Annual Meeting of Shareholders.

Item 12. See Item 5 above for information on Equity Compensation Plans, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2003 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   Financial Statements and Financial Statement Schedules:

           Regency's 2002 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

     (b)   Reports on Form 8-K:

           None

     (c)   Exhibits:

3.       Articles of Incorporation and Bylaws

                  (i) Restated Articles of Incorporation of Regency Centers Corporation as amended to date (incorporated by reference to Exhibit 3(i) to the Company's Form 10-K filed March 22, 2002).

                  (ii) Restated Bylaws of Regency Centers Corporation, (incorporated by reference to Exhibit 3 of the Company's Form 10-Q filed November 7, 2000).

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

10.      Material Contracts

       ~*(a) Regency Centers Corporation 1993 Long Term Omnibus Plan, as amended.

             (i) Amendment No. 1 to Regency Centers Corporation 1993 Long Term Omnibus Plan (incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q filed August 11, 1999)

        ~(b) Form of Stock Rights Award Agreement

        ~(c) Form on Nonqualified Stock Option Agreement

        ~(d) Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Martin E. Stein, Jr.

        ~(e) Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Mary Lou Fiala

        ~(f) Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Bruce M. Johnson

      ~*(g)  Form of Option Award Agreement for Key Employees

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

      ~*(h)  Form of Option Award Agreement for Non-Employee Directors

      ~*(i)  Annual Incentive for Management Plan

      ~*(j)  Form of Director/Officer Indemnification Agreement

      ~*(k) Form of Non-Competition Agreement between Regency Centers Corporation and Joan W. Stein, Robert L. Stein, Richard W. Stein, the Martin E. Stein Testamentary Trust A and the Martin
             E. Stein Testamentary Trust B.

        (l) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

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


        (o) Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 3(i) to Regency Centers, L.P.'s Form 10-K filed March 26, 2002).


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

        (p) Second Amended and Restated Credit Agreement dated as of July 21, 2000 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided, (incorporated by reference to Exhibit 10 of the Company's Form 10-Q filed November 7, 2000).

       ~(q) Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10(r) of the Company's Form 10-K/A filed April 15, 2002)

       ~(r) Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10(s) of the Company's Form 10-K/A filed April 15, 2002)

       ~(s)  Amended and Restated Severance and Change of Control
             Agreement dated as of March, 2002 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10(t) of the Company's Form
             10-K/A filed April 15, 2002)

21.      Subsidiaries of the Registrant

23.      Consent of KPMG LLP

         99.1     Written Statement of Chief Executive Officer

         99.2     Written Statement of Chief Financial Officer

         99.3     Written Statement of Chief Operating Officer

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

                                        REGENCY REALTY CORPORATION

Date:    March 13, 2003                 By:   /s/ Martin E. Stein, Jr.
                                              ----------------------------------
                                               Martin E Stein, Jr., Chairman of
                                               the Board and Chief Executive
                                               Officer

Date:    March 13, 2003                 By:   /s/ Bruce M. Johnson
                                              ----------------------------------
                                               Bruce M. Johnson, Managing
                                               Director and Principal Financial
                                               Officer

Date:    March 13, 2003                 By:   /s/ J. Christian Leavitt
                                              ----------------------------------
                                                J. Christian Leavitt, Senior
                                                Vice President, Finance and
                                                Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:    March 13, 2003                 /s/ Martin E. Stein, Jr.
                                        ----------------------------------------
                                        Martin E. Stein, Jr., Chairman of the
                                        Board and Chief Executive Officer

Date:    March 13, 2003                 /s/ Mary Lou Fiala
                                        ----------------------------------------
                                        Mary Lou Fiala, President, Chief
                                        Operating Officer and Director

Date:    March 13, 2003                 /s/ Raymond L. Bank
                                        ----------------------------------------
                                        Raymond L. Bank, Director

Date:    March 13, 2003                 /s/ C. Ronald Blankenship
                                        ----------------------------------------
                                        C. Ronald Blankenship, Director

Date:    March 13, 2003                 /s/ A. R. Carpenter
                                        ----------------------------------------
                                        A. R. Carpenter, Director

Date:    March 13, 2003                 /s/ J. Dix Druce, Jr.
                                        ----------------------------------------
                                        J. Dix Druce, Jr., Director

Date:    March 13, 2003                 /s/ Douglas S. Luke
                                        ----------------------------------------
                                        Douglas S. Luke, Director

Date:    March 13, 2003                 /s/ Joseph E. Parsons
                                        ----------------------------------------
                                        Joseph E. Parsons, Director

Date:    March 13, 2003                 /s/ John C. Schweitzer
                                        ----------------------------------------
                                        John C. Schweitzer, Director

Date:    March 13, 2003                 /s/ Thomas G. Wattles
                                        ----------------------------------------
                                        Thomas G. Wattles, Director

Date:    March 13, 2003                 /s/ Terry N. Worrell
                                        ----------------------------------------
                                        Terry N. Worrell, Director

                                  CERTIFICATION



I, Martin E. Stein, Jr., Chairman and Chief Executive Officer of Regency Centers Corporation (the "registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of Regency Centers
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Martin E. Stein, Jr.
------------------------
Martin E. Stein, Jr.
March 13, 2003

                                  CERTIFICATION


I, Bruce M. Johnson, Managing Director and Chief Financial Officer of Regency Centers Corporation (the "registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of Regency Centers
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bruce M. Johnson
--------------------
Bruce M. Johnson
March 13, 2003

                                  CERTIFICATION


I, Mary Lou Fiala, President and Chief Operating Officer of Regency Centers Corporation (the "registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of Regency Centers
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Mary Lou Fiala
------------------
Mary Lou Fiala
March 13, 2003

                           REGENCY CENTERS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




Regency Centers Corporation

  Independent Auditors' Report                                               F-2
  Consolidated Balance Sheets as of December 31, 2002 and 2001               F-3
  Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001, and 2000                                    F-4
  Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2002, 2001 and 2000                                     F-5
  Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001, and 2000                                    F-6
  Notes to Consolidated Financial Statements                                 F-8

Financial Statement Schedule

  Independent Auditors' Report on Financial Statement Schedule               S-1

  Schedule III - Regency Centers Corporation Combined Real Estate and
        Accumulated Depreciation - December 31, 2002                         S-2



  All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Shareholders and Board of Directors
Regency Centers Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(c) to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002.




                                  /s/ KPMG LLP





Jacksonville, Florida
January 31, 2003

                           REGENCY CENTERS CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


                                                                                          2002                         2001
                                                                                          ----                         ----
Assets
------
Real estate investments at cost (notes 4 and 9):
      Land                                                                       $       715,255,513                 600,081,672
      Buildings and improvements                                                       1,966,432,051               1,914,961,155
                                                                                     ----------------            ----------------
                                                                                       2,681,687,564               2,515,042,827
      Less:  accumulated depreciation                                                    244,595,928                 202,325,324
                                                                                     ----------------            ----------------
                                                                                       2,437,091,636               2,312,717,503
      Properties in development                                                          276,085,435                 408,437,476
      Operating properties held for sale                                                   5,658,905                 158,121,462
      Investments in real estate partnerships (note 4)                                   125,482,151                  75,229,636
                                                                                     ----------------            ----------------
           Net real estate investments                                                 2,844,318,127               2,954,506,077

Cash and cash equivalents                                                                 56,447,329                  27,853,264
Notes receivable                                                                          56,630,876                  32,504,941
Tenant receivables, net of allowance for uncollectible accounts of $4,258,891 and $4,980,335 at December 31, 2002
      and 2001, respectively                                                              47,983,160                  47,723,145
Deferred costs, less accumulated amortization of $25,588,464 and
      $20,402,059 at December 31, 2002 and 2001, respectively                             37,367,196                  34,399,242
Other assets                                                                              19,112,148                  12,327,567
                                                                                     ----------------            ----------------
                                                                                 $     3,061,858,836               3,109,314,236
                                                                                     ================            ================

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
      Notes payable (note 5)                                                     $     1,253,524,045               1,022,720,748
      Unsecured line of credit (note 5)                                                   80,000,000                 374,000,000
      Accounts payable and other liabilities                                              76,908,233                  73,434,322
      Tenants' security and escrow deposits                                                8,847,603                   8,656,456
                                                                                     ----------------            ----------------
           Total liabilities                                                           1,419,279,881               1,478,811,526
                                                                                     ----------------            ----------------

Preferred units (note 6)                                                                 375,403,652                 375,403,652
Exchangeable operating partnership units                                                  30,629,974                  32,108,191
Limited partners' interest in consolidated partnerships                                   14,825,256                   3,940,011
                                                                                     ----------------            ----------------
           Total minority interest                                                       420,858,882                 411,451,854
                                                                                     ----------------            ----------------

Stockholders' equity (notes 6, 7 and 8):
      Series 2 cumulative convertible preferred stock and paid in capital, $.01 par value per share: 1,502,532 shares authorized; 450,400 and 1,487,507 shares issued and outstanding at December 31, 2002 and 2001,
         respectively; liquidation preference $20.83 per share                            10,505,591                  34,696,112
      Common stock $.01 par value per share: 150,000,000 shares
         authorized; 63,480,417 and 60,995,496 shares issued
         at December 31, 2002 and 2001, respectively                                         634,804                     609,955
      Treasury stock; 3,923,381 and 3,394,045 shares held at
         December 31, 2002 and 2001, respectively, at cost                               (77,698,485)                (67,346,414)
      Additional paid in capital                                                       1,367,808,138               1,327,579,434
      Distributions in excess of net income                                              (79,529,975)                (68,226,276)
      Stock loans                                                                                  -                  (8,261,955)
                                                                                     ----------------            ----------------
           Total stockholders' equity                                                  1,221,720,073               1,219,050,856
                                                                                     ----------------            ----------------

Commitments and contingencies (notes 9 and 10)
                                                                                 $     3,061,858,836               3,109,314,236
                                                                                     ================            ================

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
              For the Years ended December 31, 2002, 2001, and 2000



                                                                                2002                 2001                2000
                                                                                ----                 ----                ----
Revenues:
      Minimum rent (note 9)                                             $    271,690,493          247,675,325         236,355,805
      Percentage rent                                                          5,224,068            5,671,352           5,157,931
      Recoveries from tenants                                                 77,268,533           69,673,565          64,516,692
      Service operations revenue                                              20,254,979           31,494,739          27,226,411
      Equity in income of investments in
         real estate partnerships                                              5,764,909            3,439,397           3,138,553
                                                                           --------------      ---------------      --------------
            Total revenues                                                   380,202,982          357,954,378         336,395,392
                                                                           --------------      ---------------      --------------

Operating expenses:
      Depreciation and amortization                                           70,442,817           62,435,315          55,536,587
      Operating and maintenance                                               51,319,575           45,863,660          43,655,133
      General and administrative                                              22,567,414           20,560,939          19,932,609
      Real estate taxes                                                       38,429,684           35,174,399          32,157,123
      Other expenses                                                           1,565,823            4,356,384           1,936,686
                                                                           --------------      ---------------      --------------
            Total operating expenses                                         184,325,313          168,390,697         153,218,138
                                                                           --------------      ---------------      --------------

Other expense (income):
      Interest expense, net of interest income of $2,334,329
      $5,574,572 and $4,795,154 in 2002, 2001 and 2000, respectively          81,285,413           63,680,792          63,866,321
      Gain on sale of operating properties                                    (5,266,765)            (699,376)         (4,506,982)
      Provision for loss on operating and development properties               4,369,480            1,595,136          12,995,412
      Other income (note 5)                                                   (2,383,524)                   -                   -
                                                                           --------------      ---------------      --------------
            Total other expense                                               78,004,604           64,576,552          72,354,751
                                                                           --------------      ---------------      --------------

            Income before minority interests                                 117,873,065          124,987,129         110,822,503

Minority interest preferred unit distributions                               (33,475,008)         (33,475,007)        (29,601,184)
Minority interest of exchangeable partnership units                           (2,070,083)          (2,244,260)         (2,177,290)
Minority interest of limited partners                                           (492,137)            (721,090)         (2,631,721)
                                                                           --------------      ---------------      --------------

           Income from continuing operations                                  81,835,837           88,546,772          76,412,308

Discontinued operations, net:
      Operating income from discontinued operations                            9,984,841           12,117,435          11,198,524
      Gain on sale of operating properties and properties in development      18,703,990                    -                   -
                                                                           --------------      ---------------      --------------
           Income from discontinued operations                                28,688,831           12,117,435          11,198,524
                                                                           --------------      ---------------      --------------

           Net income                                                        110,524,668          100,664,207          87,610,832

Preferred stock dividends                                                     (2,858,204)          (2,965,099)         (2,817,228)
                                                                           --------------      ---------------      --------------

           Net income for common stockholders                           $    107,666,464           97,699,108          84,793,604
                                                                           ==============      ===============      ==============

Income per common share - Basic (note 7):
      Income from continuing operations                                 $           1.36                 1.49                1.30
      Discontinued operations                                           $           0.49                 0.21                0.19
                                                                           --------------      ---------------      --------------
            Net income for common stockholders per share                $           1.85                 1.70                1.49
                                                                           ==============      ===============      ==============

Income per common share - Diluted (note 7):
      Income from continuing operations                                 $           1.35                 1.49                1.30
      Discontinued operations                                           $           0.49                 0.20                0.19
                                                                           --------------      ---------------      --------------
           Net income for common stockholders per share                 $           1.84                 1.69                1.49
                                                                           ==============      ===============      ==============

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statements of Stockholders' Equity
              For the Years ended December 31, 2002, 2001 and 2000



                                                                            Additional    Distributions                  Total
                                     Series 2       Common     Treasury       Paid In      in Excess of     Stock     Stockholders'
                                  Preferred Stock   Stock       Stock         Capital       Net Income      Loans        Equity
                                  ---------------   -------  ------------  -------------  ------------- ------------- --------------
Balance at
     December 31, 1999             $  34,696,112    596,395  (54,536,612)  1,304,257,610   (26,779,538)  (10,984,792) 1,247,249,175
Common stock issued as
     compensation or purchased by
     directors or officers                     -      2,226            -       4,791,861             -             -      4,794,087
Common stock redeemed
     under stock loans                         -       (445)  (1,332,251)       (192,818)            -     1,455,276        (70,238)
Common stock issued for
     partnership units exchanged               -      4,138            -       9,807,737             -             -      9,811,875
Common stock issued to
     acquire real estate                       -         35            -          88,889             -             -         88,924
Reallocation of minority interest              -          -            -      (1,085,106)            -             -     (1,085,106)
Repurchase of common stock (note 6)            -          -  (11,088,419)              -             -             -    (11,088,419)
Cash dividends declared:
     Common stock ($1.92 per share)
     and preferred stock                       -          -            -               -  (111,896,164)            -   (111,896,164)
Net income                                     -          -            -               -    87,610,832             -     87,610,832
                                  ---------------   -------  ------------  -------------  ------------- ------------- --------------
Balance at
     December  31, 2000            $  34,696,112    602,349  (66,957,282)  1,317,668,173   (51,064,870)   (9,529,516) 1,225,414,966
Common stock issued as
     compensation or purchased
     by directors or officers                  -      6,493      (51,027)      7,556,021             -             -      7,511,487
Common stock redeemed
     under stock loans                         -       (102)    (182,741)       (278,563)            -     1,267,561        806,155
Common stock issued for
     partnership units exchanged               -      1,216            -       3,219,237             -             -      3,220,453
Common stock issued to
     acquire real estate                       -         16            -          43,180             -             -         43,196
Reallocation of minority interest              -          -            -        (628,614)            -             -       (628,614)
Repurchase of common stock                     -        (17)    (155,364)              -             -             -       (155,381)
Cash dividends declared:
     Common stock ($2.00 per
     share) and preferred stock                -          -            -               -  (117,825,613)            -   (117,825,613)
Net income                                     -          -            -               -   100,664,207             -    100,664,207
                                  ---------------   -------  ------------  -------------  ------------- ------------- --------------
Balance at
     December  31, 2001            $  34,696,112    609,955  (67,346,414)  1,327,579,434   (68,226,276)   (8,261,955) 1,219,050,856
Common stock issued as
     compensation or purchased
     by directors or officers                  -     16,451      (42,769)     15,433,584             -             -     15,407,266
Common stock redeemed
     under stock loans                         -     (2,455)  (7,584,302)       (418,935)            -     8,261,955        256,263
Common stock issued for
     partnership units exchanged               -        482            -       1,287,125             -             -      1,287,607
Common stock issued for
     preferred stock exchanged       (24,190,521)    10,371            -      24,180,150             -             -              -
Reallocation of minority interest              -          -            -        (253,220)            -             -       (253,220)
Repurchase of common stock                     -          -   (2,725,000)              -             -             -     (2,725,000)
Cash dividends declared:
     Common stock ($2.04 per
     share) and preferred stock                -          -            -               -  (121,828,367)            -   (121,828,367)
Net income                                     -          -            -               -   110,524,668             -    110,524,668
                                  ---------------   -------  ------------  -------------  ------------- ------------- --------------
Balance at
     December 31, 2002             $  10,505,591    634,804  (77,698,485)  1,367,808,138   (79,529,975)            -   1,221,720,073
                                  ===============   =======  ============  =============  ============= ============= ==============

See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Years ended December 31, 2002, 2001 and 2000



                                                                                  2002                 2001               2000
                                                                                  ----                 ----               ----
Cash flows from operating activities:
    Net income                                                             $    110,524,668         100,664,207         87,610,832
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                          74,379,661          67,505,587         59,430,262
          Deferred loan cost and debt premium amortization                        1,635,944           1,136,734            609,107
          Stock based compensation                                                9,517,193           6,217,572          4,719,212
          Minority interest preferred unit distribution                          33,475,008          33,475,007         29,601,184
          Minority interest of exchangeable operating partnership units           2,796,643           2,557,003          2,492,419
          Minority interest of limited partners                                     492,137             721,090          2,631,721
          Equity in income of investments in real estate partnerships            (5,764,909)         (3,439,397)        (3,138,553)
          Gain on sale of operating properties                                  (24,444,444)           (699,376)        (4,506,982)
          Provision for loss on operating and development properties              4,369,480           1,595,136         12,995,412
          Other income                                                           (2,383,524)                  -                  -
          Distributions from operations of investments in real estate
            partnerships                                                          5,522,475           1,801,340                  -
          Changes in assets and liabilities:
              Tenant receivables                                                   (863,731)         (9,304,128)        (4,170,897)
              Deferred leasing costs                                            (12,917,755)        (11,691,159)       (10,454,805)
              Other assets                                                       (8,206,803)         (4,213,411)        (4,732,220)
              Tenants' security and escrow deposits                                 698,881             303,740            248,331
              Accounts payable and other liabilities                            (15,795,052)           (771,305)         5,196,868
                                                                             ---------------     ---------------     --------------
                 Net cash provided by operating activities                      173,035,872         185,858,640        178,531,891
                                                                             ---------------     ---------------     --------------

Cash flows from investing activities:
     Acquisition and development of real estate                                (301,813,396)       (332,702,732)      (432,545,686)
     Proceeds from sale of real estate                                          425,419,173         142,016,541        165,926,227
     Acquisition of partners' interest in investments
        in real estate partnerships, net of cash acquired                                 -           2,416,621         (1,402,371)
     Investment in real estate partnerships                                     (46,018,670)        (45,562,955)       (66,890,477)
     Capital improvements                                                       (18,533,603)        (15,837,052)       (19,134,500)
     Proceeds from sale of real estate partnerships                               2,388,319           2,967,481                  -
     Repayment of notes receivable, net                                          37,363,312          67,582,696         15,673,125
     Distributions received from investments in real estate partnerships         11,784,071          15,010,552          3,109,586
                                                                             ---------------     ---------------     --------------
                 Net cash provided by (used in) investing activities            110,589,206        (164,108,848)      (335,264,096)
                                                                             ---------------     ---------------     --------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                      9,932,137              65,264             25,276
     Repurchase of common stock                                                  (2,725,000)           (155,381)       (11,088,419)
     Purchase of limited partner's interest  in consolidated partnership                  -                   -         (2,925,158)
     Redemption of partnership units                                                (83,232)           (110,487)        (1,435,694)
     Net distributions to limited partners in consolidated partnerships            (384,000)         (5,248,010)        (2,139,886)
     Distributions to exchangeable operating partnership unit holders            (3,157,241)         (3,144,987)        (3,652,033)
     Distributions to preferred unit holders                                    (33,475,008)        (33,475,007)       (29,601,184)
     Dividends paid to common stockholders                                     (118,970,163)       (114,860,514)      (109,078,935)
     Dividends paid to preferred stockholders                                    (2,858,204)         (2,965,099)        (2,817,228)
     Net proceeds from fixed rate unsecured notes                               249,625,000         239,582,400        159,728,500
     (Additional costs) net proceeds from issuance of preferred units                     -              (4,125)        91,591,503
     (Repayment) proceeds of unsecured line of credit, net                     (294,000,000)        (92,000,000)       218,820,690
     Proceeds from notes payable                                                  7,082,128                   -         18,153,368
     Repayment of notes payable                                                 (58,306,361)        (67,273,620)      (112,669,554)
     Scheduled principal payments                                                (5,629,822)         (6,146,318)        (6,230,191)
     Deferred loan costs                                                         (2,081,247)         (9,148,539)        (3,078,398)
                                                                             ---------------     ---------------     --------------
                 Net cash (used in) provided by financing activities           (255,031,013)        (94,884,423)       203,602,657
                                                                             ---------------     ---------------     --------------

                 Net increase (decrease) in cash and cash equivalents            28,594,065         (73,134,631)        46,870,452

Cash and cash equivalents at beginning of year                                   27,853,264         100,987,895         54,117,443
                                                                             ---------------     ---------------     --------------

Cash and cash equivalents at end of year                                   $     56,447,329          27,853,264        100,987,895
                                                                             ===============     ===============     ==============

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
              For the Years ended December 31, 2002, 2001 and 2000
                                    continued


                                                                                        2002              2001             2000
                                                                                        ----              ----             ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $13,752,848, $21,195,419
   and $14,552,628  in 2002, 2001 and 2000, respectively)                       $     74,213,519        67,546,988        66,261,518
                                                                                    ============      ============      ============

Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of real estate                       $     46,747,196         8,120,912        19,947,565
                                                                                    ============      ============      ============

Notes receivable taken in connection with sales of operating properties
   and properties in development                                                $     61,489,247        33,663,744        66,423,893
                                                                                    ============      ============      ============

Real estate contributed as investment in real estate partnerships               $     18,708,641        12,418,278         4,500,648
                                                                                    ============      ============      ============

Real estate contributed from limited partners in consolidated partnerships      $     10,777,108                 -                 -
                                                                                    ============      ============      ============

Mortgage debt assumed by purchaser on sale of real estate                       $      4,569,703                 -                 -
                                                                                    ============      ============      ============

Common stock redeemed to pay off stock loans                                    $      6,089,273                 -                 -
                                                                                    ============      ============      ============

Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments in
   real estate partnerships                                                     $              -         9,754,225         1,287,111
                                                                                    ============      ============      ============

Exchangeable operating partnership units and common stock
   issued for investments in real estate partnerships                           $              -                 -           329,948
                                                                                    ============      ============      ============

Exchangeable operating partnership units and common stock
   issued for the acquisition of real estate                                    $              -                 -           103,885
                                                                                    ============      ============      ============


See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

1.       Summary of Significant Accounting Policies

         (a)      Organization and Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly-owned qualified REIT subsidiaries, and partnerships in which it has voting control (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

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

                  Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) and reimbursement of the tenants' share of real estate taxes and certain common area maintenance ("CAM") costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and recovery of real estate taxes and CAM costs are recognized when earned.

                  Service operations revenue includes management fees, commission income, and gains or losses from the sale of land and development properties without significant operations. Service operations revenue does not include gains or losses from the sale of operating properties. The Company accounts for profit recognition on sales of real estate in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate." In summary, profits from sales will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

         (c)      Real Estate Investments

                  Land, buildings and improvements are recorded at cost. All direct and indirect costs related to development activities are capitalized. Included in these costs are interest and real estate taxes incurred during construction as well as estimates for the portion of internal costs that are incremental, and deemed directly or indirectly related to development activity. Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (c)      Real Estate Investments (continued)

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

                  As of December 31, 2001, $158 million of operating properties were classified as held for sale on the balance sheet. With the adoption of Statement 144, we determined that these assets did not meet the six criteria set forth in Statement 144 and recharacterized them as properties to be held and used. Subsequent to January 1, 2002, and in accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the period held for sale.

                  The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During 2002, the Company recorded a provision for impairment loss to its Retail segment of $2.5 million on an operating property as a result of a Kmart store closing combined with an earlier closing of an adjacent Winn-Dixie grocery store. During 2002, the Company also recorded a provision for impairment loss to its Service operations segment of $1.9 million related to adjusting four undeveloped parcels of land and a development property down to estimated fair value if sold. The fair values of the operating property and development properties were determined by using prices for similar assets in their respective markets.

                  The Company's properties have operations and cash flows that can be clearly distinguished from the rest of the Company. Beginning in 2002, in accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has some continuing involvement are reported as income from continuing operations.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (d)      Income Taxes

                  The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the "Code"). As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

                  Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as, other timing differences.

                  Regency Realty Group, Inc., ("RRG"), a wholly-owned subsidiary of the Company is subject to federal and state income taxes and files separate tax returns. RRG recognized a (benefit) provision for federal income taxes of ($391,400), $2 million, and $1.2 million in 2002, 2001 and 2000, respectively, which are included in other expenses.

                  Effective January 1, 2001, the Company and RRG jointly elected for RRG to be treated as a Taxable REIT Subsidiary of the Company as such term is defined in Section 856(l) of the Code. Such election is not expected to impact the tax treatment of either the Company or RRG.

                  The net book basis of real estate assets exceeds the tax basis by approximately $110 and $109 million at December 31, 2002 and 2001, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

                  The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                                                    2002        2001          2000
                                                                    ----        ----          ----

                        Dividend per share                       $  2.04        2.00          1.92
                        Ordinary income                               71%         83%           82%
                        Capital gain                                   1%          3%            5%
                        Return of capital                             22%         13%           11%
                        Unrecaptured Section
                          1250 gain                                    4%          1%            2%
                        Qualified 5-year gain                          2%          -             -

         (e)      Deferred Costs

                  Deferred costs include deferred leasing costs, leasing intangibles acquired in business combinations and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Leasing intangibles represent costs associated with acquiring properties with in-place leases. Net deferred leasing costs and leasing intangibles were $26.5 million and $22.2 million at December 31, 2002 and 2001, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.9 million and $12.2 million at December 31, 2002 and 2001, respectively.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (f)      Earnings per Share and Treasury stock

                  Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable operating partnership units, and preferred stock when dilutive. See note 7 for the calculation of earnings per share.

                  Repurchases of the Company's common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders' equity.

         (g)      Cash and Cash Equivalents

                  Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships are included in cash flows from operations in the consolidated statements of cash flows.

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

         (i)      Stock-Based Compensation

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under Statement 123 and Statement 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), for stock-based compensation and to furnish the pro forma disclosures as required under Statement 148. See note 8 for further discussion of stock options.

                  The Company has a Long-Term Omnibus Plan (the "Plan") pursuant to which the board of directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding (diluted) not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, contain vesting terms of one to five years from the date of grant and may have certain dividend equivalent rights. Restricted stock generally vests over a period of four years, although certain grants cliff vest after eight years, but contain a provision that allows for accelerated vesting over a shorter term if certain performance criteria are met. Restricted stock grants also have certain dividend equivalent

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (i)      Stock-Based Compensation (continued)

                  rights under the Plan. Compensation expense is measured at the grant date and recognized ratably over the expected vesting period. At December 31, 2002, there were approximately 1.3 million shares available for grant under the Plan.

                  On December 17, 2002, 336,350 shares of restricted stock were granted under the Plan of which 232,758 shares vest at the rate of 25% per year for four years, and 103,592 cliff vest after eight years, but have the ability to accelerate vesting under the terms described above. The fair value of the Company's stock at the date of grant was $31.27. The Company also granted 45,195 shares on September 30, 2002 in connection with the repayment of certain stock purchase loans further discussed below. The fair value of the Company's stock at the date of grant was $31.00. On December 14, 2001, 328,960 shares of restricted stock were granted under the Plan of which 222,508 shares vest at the rate of 25% per year for four years, and 106,452 cliff vest after eight years, but have the ability to accelerate vesting under the terms described above. The fair value of the Company's stock at the date of grant was $26.40. Based on achieving certain performance criteria, 18.75% of the eight-year vesting options vested during 2002. Based upon restricted stock vesting in 2002, 2001 and 2000, the Company recorded compensation expense of $5.6 million, $2.5 million and $1.1 million, respectively, for restricted stock. During 2002, 2001 and 2000 the Company recorded compensation expense for dividend equivalents of $3.2 million, $3.1 million and $1.8 million, respectively, for undistributed restricted stock and unexercised stock options.

                  In previous years, as part of the Plan, the Company structured stock purchase plans ("SPP loans") whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These interest-bearing, full recourse loans were secured by stock, which was held as collateral by Regency. These loans provided for partial forgiveness of the unpaid principal balance over time based upon specified performance criteria and the passage of time. The Company ceased making these types of loans after 1998 and has not originated any new personal loans to employees since that date. Effective September 30, 2002, all participants agreed to repay the entire balance of their loans outstanding with a portion of the common shares held as collateral, valued at fair market value as of September 30, 2002. The Company, in return, granted the participants restricted stock and stock options that are intended to provide them with the same level of compensation benefits that they would have received under existing agreements for specified forgiveness amounts. These grants were made in accordance with the existing Plan. During 2002, $240,491 of unpaid principal was repaid in cash, $6 million was repaid through the surrendering of shares held as collateral, and $575,741 was forgiven and recorded as compensation expense.

                  The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $1.94, $2.32 and $2.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 6.8%, risk-free interest rate of 2%, expected volatility 19.1%, and an expected life of 2.5 years; 2001 - expected dividend yield 7.3%, risk-free interest rate of 5.2%, expected volatility 20%, and an expected life of 6 years; 2000 - expected dividend yield 8.1%, risk-free interest rate of 6.7%, expected volatility 20%, and an expected life of 6 years. The Company applies Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (i)      Stock-Based Compensation (continued)

                  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                          2002          2001         2000
                                                                          ----          ----         ----
         Net income  for common stockholders
           as reported:                                            $     107,666       97,699        84,794
         Add:  stock-based employee compensation
           expense included in reported net income                         9,517        6,218         4,719
         Deduct:  total stock-based employee
           compensation expense determined under
           fair value based methods for all awards                       (10,237)      (7,141)       (5,649)
                                                                      ----------- ------------ -------------
         Pro forma net income                                      $     106,946       96,776        83,864
                                                                      =========== ============ =============
           Earnings per share:
             Basic - as reported                                   $        1.85         1.70          1.49
                                                                      =========== ============ =============
             Basic - pro forma                                     $        1.84         1.68          1.48
                                                                      =========== ============ =============
             Diluted - as reported                                 $        1.84         1.69          1.49
                                                                      =========== ============ =============
             Diluted - pro forma                                   $        1.83         1.68          1.47
                                                                      =========== ============ =============

         (j)      Recent Accounting Pronouncements

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in the interpretation. Interpretation 46 will require that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period beginning after June 15, 2003 to those variable interest entities created before February 1, 2003. The Company has not yet completed its evaluation of the applicability of this interpretation to its current structures, but does not believe its adoption will have a material effect on the financial statements.

                  In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45") which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

         (j)      Recent Accounting Pronouncements (continued)

                  Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not initiated any such exit and disposal activities since the effective date and does not believe it will have a material effect on the financial statements.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company elected to adopt the provisions related to the rescission of SFAS No. 4 and reported a gain on early extinguishment of debt totaling $2.4 million (note 5), which is included in other income on the accompanying statements of operations for the year ended December 31, 2002.

         (k)      Reclassifications

                  Certain reclassifications have been made to the 2001 and 2000 amounts to conform to classifications adopted in 2002.

2.       Segments

         The Company was formed, and currently operates, for the purpose of 1) operating retail shopping centers (Retail segment), and 2) developing properties intended for sale or partial sale to a joint venture (including shopping centers, outparcels and build-to-suit properties) and providing management services to both affiliate and non-affiliate third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no inter-segment sales or transfers.

         The Company assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds from Operations ("FFO"). Net operating income for the Retail segment and income for the Service operations segment includes gains and losses on the sale of operating properties and properties in development, as well as, the related operating income that is reported as discontinued operations in the accompanying consolidated statements of operations, as required by Statement 144. The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with accounting principles generally accepted in the United States of America) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company includes gains or losses related to developments and land that are included in the Service operations segment in its calculation of FFO. The Company also adjusts FFO for distributions made to holders of Preferred Units or preferred stock when the underlying securities are convertible into common stock of the Company and are dilutive to FFO. While management believes that diluted FFO is the most relevant and widely used measure

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

2.       Segments (continued)

         of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided on the following page, may not be comparable to similarly titled measures of other REITs.

         The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2002, 2001 and 2000. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

2.       Segments (continued)

                                                                                2002               2001                    2000
                                                                                ----               ----                    ----

         Revenues:
           Retail segment                                               $    359,948,003         326,459,639         309,168,981
           Service operations segment                                         20,254,979          31,494,739          27,226,411
                                                                         -----------------------------------------------------------
              Total revenues                                            $    380,202,982         357,954,378         336,395,392
                                                                         ===========================================================

         Funds from Operations:
           Retail segment net operating income                          $    290,205,393         258,551,134         249,377,360
           Service operations segment income                                  34,930,486          31,494,739          27,226,411
           Adjustments to calculate diluted FFO:
              Interest expense, net                                          (81,285,413)        (63,680,792)        (63,866,321)
             Other income                                                      2,383,524                   -                   -
             General and administrative and other                            (24,133,237)        (24,917,323)        (21,869,295)
             Non-real estate depreciation                                     (1,904,573)         (2,194,623)         (1,459,326)
             Minority interest of limited partners                              (492,137)           (721,090)         (2,631,721)
             Provision for loss on development
              properties and land                                             (1,845,000)                  -                   -
             Gain on sale of operating properties including
              depreciation  on developments sold                              (7,264,144)         (1,692,843)         (3,082,625)
             Gain on sale of operating properties -
              discontinued operations                                         (3,562,533)                  -                   -
             Depreciation and amortization of
              discontinued operations                                          3,936,844           5,070,272           3,893,675
             Minority interest in depreciation
              and amortization                                                  (205,808)           (228,320)           (481,184)
             Share of joint venture depreciation
              and amortization                                                 1,665,943             750,470           1,287,793
             Distributions on preferred units                                (33,475,008)        (33,475,007)        (29,601,184)
                                                                         -----------------------------------------------------------
               Funds from Operations - diluted                               178,954,337         168,956,617         158,793,583
                                                                         -----------------------------------------------------------

           Reconciliation to net income for common stockholders:
             Real estate related depreciation
              and amortization                                               (72,475,088)        (65,310,964)        (57,970,936)
             Minority interest in depreciation
              and amortization                                                   205,808             228,320             481,184
             Share of joint venture depreciation
              and amortization                                                (1,665,943)           (750,470)         (1,287,793)
             Provision for loss on operating properties                       (2,524,480)         (1,595,136)        (12,995,412)
             Gain on sale of operating properties                              7,264,144           1,692,843           3,082,625
             Gain on sale of operating properties -
              discontinued operations                                          3,562,533                   -                   -
             Minority interest of exchangeable
               operating partnership units                                    (2,796,643)         (2,557,003)         (2,492,419)
                                                                         -----------------------------------------------------------

               Net income                                               $    110,524,668         100,664,207          87,610,832
                                                                         ===========================================================
         Assets (in thousands):
           Retail segment                                               $      2,650,795           2,631,592           2,454,476
           Service operations segment                                            298,137             403,142             447,929
           Cash and other assets                                                 112,927              74,580             132,739
                                                                         -----------------------------------------------------------
              Total assets                                              $      3,061,859           3,109,314           3,035,144
                                                                         ===========================================================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002


3.       Discontinued Operations

         During 2002, the Company sold 41 operating properties for proceeds of $308.6 million and their net income is included in discontinued operations. These sales resulted in a net gain of $18.7 million, which is reported as a gain on sale in discontinued operations. The revenues from the properties disposed of were $23.9 million, $30.6 million and $25.2 million for the three years ended December 31, 2002, 2001, and 2000, respectively. The operating income from these properties was $10 million, $12.1 million and $11.2 million for the three years ended December 31, 2002, 2001, and 2000 respectively. Income from discontinued operations for the Retail segment was $17.4 million, $12.9 million and $11.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Income (loss) from discontinued operations for the Service operations segment was $11.3 million, ($756,507) and ($235,944) for the years ended December 31, 2002, 2001 and 2000, respectively. Operating income and gains on sales in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $726,560, $312,743, and $315,129 for the years ended December 31, 2002, 2001, and 2000, respectively.

4.       Investments in Real Estate and Real Estate Partnerships

         During 2002, the Company acquired five grocery-anchored shopping centers for $106.9 million. During 2001, the Company acquired three grocery-anchored shopping centers for $72.8 million. The 2002 and 2001 acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the date of the acquisition. Acquisitions (either individually or in the aggregate) were not significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

         The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company's combined investment in these partnerships was $125.5 million and $75.2 million at December 31, 2002 and 2001, respectively. Net income, which includes all operating results, as well as, gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

         During 2002, the Company sold eleven assets for net proceeds of $94.9 million to Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers, in which the Company has a 25% interest. The Company holds a note receivable of $25.1 million related to the sale of four of the assets in December 2002. The note receivable has an interest rate of LIBOR plus 1.5% and matures on April 30, 2003. The gain recognition is recorded on only that portion of the sale to MCWR not owned by the Company. The Company recognized gains on these sales of $11.1 million which represents $5.3 million recorded as gain on sale of operating properties and $5.8 million related to properties in development, recorded as service operations revenue in the Company's consolidated statements of operations.

         During 2002, the Company sold an asset for net proceeds of $17.5 million to Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers in which the Company has a 20% interest.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

4.       Investments in Real Estate and Real Estate Partnerships (continued)

         With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

         The Company's investments in real estate partnerships as of December 31, 2002 and 2001 consist of the following (in thousands):

                                                                  Ownership                    2002                 2001
                                                                  ---------                    ----                 ----

         Columbia Regency Retail Partners, LLC                       20%              $       42,413               31,092
         RRG-RMC Tracy, LLC                                          50%                      23,269               12,339
         Macquarie CountryWide-Regency, LLC                          25%                      22,281                4,180
         OTR/Regency Texas Realty Holdings, L.P.                     30%                      15,992               16,590
         Tinwood, LLC                                                50%                      10,983                7,177
         Regency Woodlands/Kuykendahl, Ltd.                          50%                       7,973                   -
         Jog Road, LLC                                               50%                       2,571                   -
         Regency Ocean East Partnership, Ltd.                        25%                         -                  2,783
         GME/RRG I, LLC                                              50%                         -                  1,069
                                                                                        -------------------------------------
                                                                                     $       125,482               75,230
                                                                                        =====================================

         Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                      December 31,          December 31,
                                                                          2002                  2001
                                                                          ----                  ----
         Balance Sheet:
         Investment in real estate, net                          $       553,118               286,096
         Other assets                                                     15,721                 8,581
                                                                     ----------------     -------------
               Total assets                                      $       568,839               294,677
                                                                     ================     =============

         Notes payable                                           $       167,071                67,489
         Other liabilities                                                10,386                 5,983
         Equity and partners' capital                                    391,382               221,205
                                                                     ----------------     -------------
               Total liabilities and equity                      $       568,839               294,677
                                                                     ================     =============

         The revenues and expenses on a combined basis are summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                    2002                  2001                 2000
                                                                    ----                  ----                 ----
         Statement of Operations:
         Total revenues                                      $     44,823                26,896               19,235
         Total expenses                                            24,916                14,066               13,147
                                                                ----------------     ----------------     ---------------
              Net income                                     $     19,907                12,830                6,088
                                                                ================     ================     ===============


         Unconsolidated partnerships and joint ventures had notes payable of $167.1 million at December 31, 2002 and the Company's proportionate share of these loans was $38.8 million.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

5.       Notes Payable and Unsecured Line of Credit

         The Company's outstanding debt at December 31, 2002 and 2001 consists of the following (in thousands):

                                                                                    2002           2001
                                                                                    ----           ----
                     Notes Payable:
                         Fixed rate mortgage loans                       $         229,551        240,091
                         Variable rate mortgage loans                               24,998         21,691
                         Fixed rate unsecured loans                                998,975        760,939
                                                                            --------------- --------------
                               Total notes payable                               1,253,524      1,022,721
                     Unsecured line of credit                                       80,000        374,000
                                                                            --------------- --------------
                              Total                                      $       1,333,524      1,396,721
                                                                            =============== ==============

         Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 2.288% and 2.913% at December 31, 2002 and 2001, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

         As of December 31, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                                                     Scheduled
                                                                                     Principal      Term Loan         Total
                  Scheduled Payments by Year                                         Payments       Maturities       Payments
                  --------------------------                                    ----------------------------------------------------

                  2003                                                       $         5,084          22,864          27,948
                  2004 (includes the Line)                                             5,241         300,994         306,235
                  2005                                                                 4,045         147,742         151,787
                  2006                                                                 3,359          24,089          27,448
                  2007                                                                 2,768          25,696          28,464
                  Beyond 5 Years                                                      19,176         766,287         785,463
                  Unamortized debt premiums                                               -            6,179           6,179
                                                                                ------------- --------------- ---------------
                       Total                                                 $        39,673       1,293,851       1,333,524
                                                                                ============= =============== ===============

         During 2002, the Company assumed debt with a fair value of $46.7 million related to the acquisition of five properties, which includes debt premiums of $2.7 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments on the effective interest rate method.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

5.       Notes Payable and Unsecured Line of Credit (continued)

         During 2002, the Company extinguished the debt on Worthington Park Centre for the face amount of the note, resulting in the recognition of a gain of $2.4 million on early extinguishment representing the remaining unamortized premium recorded upon assumption of the debt. The gain has been recorded in other income on the accompanying consolidated statements of operations.

         The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.4 billion.

6.       Stockholders' Equity and Minority Interest

(a) The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At December 31, 2002 and 2001 the face value of total Preferred Units issued was $384 million with an average fixed distribution rate of 8.72%.

         Terms and conditions of the Preferred Units are summarized as follows:

                 Units            Issue               Issuance        Distribution      Callable      Exchangeable
 Series          Issued           Price                Amount            Rate          by Company     by Unitholder
-----------------------------------------------------------------------------------------------------------------------

Series A       1,600,000      $   50.00         $      80,000,000        8.125%         06/25/03        06/25/08
Series B         850,000         100.00                85,000,000        8.750%         09/03/04        09/03/09
Series C         750,000         100.00                75,000,000        9.000%         09/03/04        09/03/09
Series D         500,000         100.00                50,000,000        9.125%         09/29/04        09/29/09
Series E         700,000         100.00                70,000,000        8.750%         05/25/05        05/25/10
Series F         240,000         100.00                24,000,000        8.750%         09/08/05        09/08/10
                                                    --------------
              -----------
               4,640,000                         $    384,000,000
              ===========                           ==============


(b) Security Capital owns approximately 57.5% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

6.       Stockholders' Equity and Minority Interest (continued)

         The Stockholders Agreement provides that during the standstill period Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or by-laws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.

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

         Effective May 14, 2002, an indirect wholly-owned subsidiary of GE Capital merged into Security Capital with Security Capital surviving as an indirect wholly-owned subsidiary of GE Capital. On July 12, 2002, Security Capital advised Regency that, pursuant to the terms of the Stockholders Agreement, Security Capital has elected to cancel the otherwise automatic extension of the standstill period effective April 10, 2003.

(c) During 2002, the holder of the Series 2 preferred stock converted 1,037,107 preferred shares into common stock at a conversion ratio of 1:1.

         During 1999, the board of directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. During 2000, the Company completed the program by purchasing 3.25 million shares.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

7.       Earnings per Share

         The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 (in thousands except per share data):

                                                                                   2002           2001           2000
                                                                                   ----           ----           ----
         Numerator:
         Income from continuing operations                               $        81,836         88,547         76,412
         Discontinued operations                                                  28,689         12,117         11,199
                                                                             ------------   ------------   ------------
         Net income                                                              110,525        100,664         87,611
         Less: Preferred stock dividends                                           2,858          2,965          2,817
                                                                             ------------   ------------   ------------
         Net income for common stockholders - Basic                              107,667         97,699         84,794
         Add:  Minority interest of exchangeable operating
           partnership units - continuing operations                               2,070          2,244          2,177
         Add:  Minority interest of exchangeable operating
            partnership units - discontinued operations                              727            313            315
         Convertible preferred stock dividends                                       582              -              -
                                                                             ------------   ------------   ------------
         Net income for common stockholders - Diluted                    $       111,046        100,256         87,286
                                                                             ============   ============   ============

         Denominator:
         Weighted average common shares
           outstanding for Basic EPS                                              58,193         57,465         56,754
         Exchangeable operating partnership units                                  1,523          1,593          1,851
         Incremental shares to be issued under
           common stock using the Treasury Method                                    378            216             54
         Convertible series 2 preferred stock                                        344              -              -
                                                                             ------------   ------------   ------------
         Weighted average common shares outstanding
           for Diluted EPS                                                        60,438         59,274         58,659
                                                                             ============   ============   ============

         Income per common share - Basic
         Income from continuing operations                               $          1.36           1.49           1.30
         Discontinued operations                                         $          0.49           0.21           0.19
                                                                             ------------   ------------   ------------
         Net income for common stockholders
           per share                                                     $          1.85           1.70           1.49
                                                                             ============   ============   ============

         Income per common share - Diluted
         Income from continuing operations                               $          1.35           1.49           1.30
         Discontinued operations                                         $          0.49           0.20           0.19
                                                                             ------------   ------------   ------------
         Net income for common stockholders
           per share                                                     $          1.84           1.69           1.49
                                                                             ============   ============   ============

         The Series 2 preferred stock is not included in the above calculation for periods prior to the conversion in 2002 because its effects were anti-dilutive.


8.       Stock Option Plan

         Under the Plan, the Company may grant stock options to its officers, directors and other key employees. Options are granted at fair market value on the date of grant, vest 25% per year, and expire after ten years. Stock option grants also receive dividend equivalents for a specified period of time equal to the Company's dividend yield less the average dividend yield of the S&P 500 as of the grant date. Dividend equivalents are funded in Regency common stock, and vest at the same rate as the options upon which they are based.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

8.       Stock Option Plan (continued)

         The following table reports stock option activity during the periods indicated:

                                                                                        Weighted
                                                                  Number of              Average
                                                                   Shares             Exercise Price
                                                             ---------------         --------------

     Outstanding, December 31, 1999                               3,729,668     $         23.61
                                                             ---------------         --------------

       Granted                                                       52,924               21.59
       Forfeited                                                   (170,798)              25.52
       Exercised                                                    (21,017)              21.69
                                                             ---------------         --------------

     Outstanding, December 31, 2000                               3,590,777               23.50
                                                             ---------------         --------------

       Granted                                                      591,614               25.01
       Forfeited                                                    (79,009)              24.11
       Exercised                                                   (420,420)              21.62
                                                             ---------------         --------------

     Outstanding, December 31, 2001                               3,682,962               23.94
                                                             ===============         ==============

       Granted                                                    1,710,093               30.19
       Forfeited                                                   (177,819)              24.07
       Exercised                                                 (2,117,376)              23.68
                                                             ---------------         --------------

     Outstanding, December 31, 2002                               3,097,860     $         27.47
                                                             ===============         ==============


         The following table presents information regarding all options outstanding at December 31, 2002:

                               Weighted
                                Average                                              Weighted
        Number of              Remaining                   Range of                  Average
         Options              Contractual                  Exercise                  Exercise
       Outstanding          Life (in years)                 Prices                    Price
------------------------------------------------------------------------------------------------------
         735,734                 6.62                $   19.81 - 25.76             $   22.24
       2,362,126                 7.32                    26.13 - 31.80                 29.10
------------------------------------------------------------------------------------------------------
       3,097,860                 7.16                $   19.81 - 31.80             $   27.47
======================================================================================================


         The following table presents information regarding options currently exercisable at December 31, 2002:

                                                                        Weighted
           Number of                      Range of                      Average
            Options                       Exercise                      Exercise
          Exercisable                      Prices                        Price
--------------------------------------------------------------------------------
             438,141             $      19.81 - 25.76               $    22.62
           2,195,253                    26.13 - 31.80                    29.25
--------------------------------------------------------------------------------
           2,633,394             $      19.81 - 31.80               $    28.15
================================================================================

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002

9.       Operating Leases

         The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2032. Future minimum rents under noncancelable operating leases as of December 31, 2002, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows (in thousands):

                  Year Ending December 31,                   Amount
               -----------------------------------------------------------------

                            2003                    $        262,429
                            2004                             250,045
                            2005                             221,898
                            2006                             187,718
                            2007                             154,413
                         Thereafter                           79,470
                                                       --------------

                            Total                   $      1,155,973
                                                       ==============

         The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented 10% or more of the Company's combined minimum rent.

10.      Contingencies

         The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the tenants who operate these plants do so in accordance with current laws and regulations and has established procedures to monitor their operations. Additionally, the Company uses all legal means to cause tenants to remove dry cleaning plants from its shopping centers. Where available, the Company has applied and been accepted into state- sponsored environmental programs. The Company has a blanket environmental insurance policy that covers it against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. The Company has also placed environmental insurance on specific properties with known contamination in order to mitigate its environmental risk. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of the Company. At December 31, 2002 and 2001, the Company had recorded environmental liabilities of $1.6 million and $1.8 million, respectively.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                December 31, 2002


11.      Market and Dividend Information (Unaudited)

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 4,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 2002 and 2001:


                                            2002                                                  2001
                         ---------------------------------------------      ------------------------------------------------
                                                            Cash                                              Cash
          Quarter             High            Low         Dividends          High              Low          Dividends
           Ended              Price           Price       Declared           Price            Price         Declared
----------------------------------------------------------------------------------------------------------------------------

March 31                 $    29.50           26.88         .51              25.00            22.63            .50
June 30                       31.03           27.82         .51              25.56            23.00            .50
September 30                  31.85           25.22         .51              26.35            22.72            .50
December 31                   32.40           28.92         .51              27.75            24.51            .50


12.      Summary of Quarterly Financial Data (Unaudited)

         Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2002 and 2001 (amounts in thousands, except per share data):

                                                                                 First         Second        Third      Fourth
                                                                                Quarter        Quarter      Quarter     Quarter
                                                                                -------        -------      -------     -------

         2002:
         ----
         Revenues as originally reported                                  $      94,591        95,332      104,232      101,942
         Reclassified to discontinued operations                                 (7,145)       (4,893)      (3,856)           -
                                                                              ---------- ------------- ------------ ------------
           Adjusted Revenues                                              $      87,446        90,439      100,376      101,942
                                                                              ---------- ------------- ------------ ------------

         Net income for common stockholders                               $      24,518        22,232       26,690       34,227
                                                                              ========== ============= ============ ============
         Net income per share:
           Basic                                                          $         .42           .38          .46          .58
                                                                              ========== ============= ============ ============
           Diluted                                                        $         .42           .38          .46          .58
                                                                              ========== ============= ============ ============

         2001:
         ----
         Revenues as originally reported                                  $      92,992        95,270        97,717     102,570
         Reclassified to discontinued operations                                 (7,121)       (7,447)       (7,517)     (8,510)
                                                                              ---------- ------------- ------------- -----------
           Adjusted Revenues                                              $      85,871        87,823        90,200      94,060
                                                                              ---------- ------------- ------------- -----------

         Net income for common stockholders                               $      22,412        23,405        26,106      25,776
                                                                              ========== ============= ============= ===========
         Net income per share:
           Basic                                                          $         .39           .41           .45         .45
                                                                              ========== ============= ============= ===========
           Diluted                                                        $         .39           .41           .45         .45
                                                                              ========== ============= ============= ===========

                          Independent Auditors' Report
                         On Financial Statement Schedule


The Shareholders and Board of Directors
Regency Centers Corporation


Under date of January 31, 2003, we reported on the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                  /s/ KPMG LLP




Jacksonville, Florida
January 31, 2003

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2002


                                                          Initial Cost                                          Total Cost
                                           -------------------------------------  Cost Capitalized    ------------------------------
                                                                    Building &     Subsequent to                         Building &
                                                 Land              Improvements     Acquisition          Land           Improvements
                                           ------------------   ----------------  -----------------   --------------  --------------

ALDEN BRIDGE                                 12,936,975             10,598,201              -          12,936,975         10,598,201
AMERIGE HEIGHTS TOWN CENTER                  13,204,812              9,207,060              -          13,204,812          9,207,060
ARAPAHO VILLAGE                                 837,148              8,031,688        277,463             837,148          8,309,151
ASHBURN FARM MARKET CENTER                    9,868,511              5,037,198       (276,486)          9,868,511          4,760,712
ASHFORD PLACE                                 2,803,998              9,943,994       (398,876)          2,583,998          9,765,118
AVENTURA SHOPPING CENTER                      2,751,094              9,317,790        774,438           2,751,094         10,092,228
BECKETT COMMONS                               1,625,242              5,844,871      2,714,591           1,625,242          8,559,462
BENEVA                                        2,483,547              8,851,199        590,079           2,483,547          9,441,278
BENT TREE PLAZA                               1,927,712              6,659,082         10,197           1,927,712          6,669,279
BERKSHIRE COMMONS                             2,294,960              8,151,236        189,094           2,294,960          8,340,330
BETHANY PARK PLACE                            4,604,877              5,791,750         71,859           4,604,877          5,863,609
BLOOMINGDALE                                  3,861,759             14,100,891        491,392           3,861,759         14,592,283
BLOSSOM VALLEY                                7,803,568             10,320,913        173,642           7,803,568         10,494,555
BOLTON PLAZA                                  2,660,227              6,209,110      1,522,775           2,634,664          7,757,448
BONNERS POINT                                   859,854              2,878,641        259,800             859,854          3,138,441
BOULEVARD CENTER                              3,659,040              9,658,227        448,804           3,659,040         10,107,031
BOYNTON LAKES PLAZA                           2,783,000             10,043,027      1,339,353           2,783,000         11,382,380
BRIARCLIFF LA VISTA                             694,120              2,462,819        685,587             694,120          3,148,406
BRIARCLIFF VILLAGE                            4,597,018             16,303,813      8,059,603           4,597,018         24,363,416
BUCKHEAD COURT                                1,737,569              6,162,941      1,722,211           1,627,569          7,995,152
BUCKLEY SQUARE                                2,970,000              5,126,240        186,982           2,970,000          5,313,222
CAMBRIDGE SQUARE                                792,000              2,916,034      1,360,694             792,000          4,276,728
CARMEL COMMONS                                2,466,200              8,903,187      2,161,174           2,466,200         11,064,361
CARRIAGE GATE                                   740,960              2,494,750      1,758,643             740,960          4,253,393
CASA LINDA PLAZA                              4,515,000             30,809,330        334,305           4,515,000         31,143,635
CENTER OF SEVEN SPRINGS                       1,737,994              6,290,048     (4,435,382)          1,757,440          1,835,220
CHAMPIONS FOREST                              2,665,875              8,678,603        107,282           2,665,875          8,785,885
CHASEWOOD PLAZA                               1,675,000             11,390,727      6,869,731           2,304,926         17,630,532
CHERRY GROVE                                  3,533,146             12,710,297      2,032,861           3,533,146         14,743,158
CHERRY PARK MARKET                            2,400,000             16,162,934        506,127           2,400,000         16,669,061
CHERRY STREET                                 2,850,727              4,102,215       (119,998)          2,850,727          3,982,217
CHESIRE STATION                              10,181,822              8,442,783       (263,674)         10,181,822          8,179,109
COCHRAN'S CROSSING                           13,154,094             10,551,126              -          13,154,094         10,551,126
COOPER STREET                                 2,078,891             10,682,189         43,933           2,078,891         10,726,122
COSTA VERDE                                  12,740,000             25,261,188        391,621          12,740,000         25,652,809
COUNTRY CLUB                                  1,105,201              3,709,452        220,323           1,105,201          3,929,775
COUNTRY CLUB CALIF                            3,000,000             11,657,200        124,422           3,000,000         11,781,622
COURTYARD SHOPPING CENTER                     1,761,567              4,187,039        (82,028)          5,866,578                  -
CREEKSIDE PHASE II                              390,802              1,397,415        420,051             370,527          1,837,741
CROMWELL SQUARE                               1,771,892              6,285,288        435,854           1,771,892          6,721,142
CUMMING 400                                   2,374,562              8,420,776        694,554           2,374,562          9,115,330
DELK SPECTRUM                                 2,984,577             11,048,896        135,303           2,984,577         11,184,199
DIABLO PLAZA                                  5,300,000              7,535,866        270,586           5,300,000          7,806,452
DICKSON TN                                      675,000              1,568,495              -             675,000          1,568,495
DUNWOODY HALL                                 1,819,209              6,450,922      5,547,884           2,528,599         11,289,416
DUNWOODY VILLAGE                              2,326,063              7,216,045      5,647,952           2,326,063         12,863,997
EAST POINTE                                   1,868,120              6,742,983        907,314           2,523,307          6,995,110
EAST PORT PLAZA                               3,257,023             11,611,363     (1,877,437)          3,257,023          9,733,926
EL CAMINO                                     7,600,000             10,852,428        460,012           7,600,000         11,312,440
EL NORTE PARKWAY PLA                          2,833,510              6,332,078        131,391           2,833,510          6,463,469
ENCINA GRANDE                                 5,040,000             10,378,539        284,279           5,040,000         10,662,818
FENTON MARKETPLACE                            3,020,000             10,368,796       (215,385)          3,020,000         10,153,411
FLEMING ISLAND                                3,076,701              6,291,505      4,807,055           3,076,701         11,098,560

                                                          Initial Cost                                          Total Cost
                                           -------------------------------------  Cost Capitalized    ------------------------------
                                                                    Building &     Subsequent to                         Building &
                                                 Land              Improvements     Acquisition          Land           Improvements
                                           ------------------   ----------------  -----------------   --------------  --------------

FOLSOM PRAIRIE CITY                           3,944,033             11,257,933              -           3,944,033         11,257,933
FRANKLIN SQUARE                               2,584,025              9,379,749      4,488,285           2,733,139         13,718,920
FRIARS MISSION                                6,660,000             27,276,992        155,285           6,660,000         27,432,277
FRISCO PRESTONBROOK                           4,703,516             10,761,732     (2,659,127)          4,292,623          8,513,498
GARDEN SQUARE                                 2,073,500              7,614,748        527,316           2,136,135          8,079,429
GARNER FESTIVAL                               5,591,099             19,897,197      1,873,872           5,591,099         21,771,069
GLENWOOD VILLAGE                              1,194,198              4,235,476        528,629           1,194,198          4,764,105
GRANDE OAK                                    5,568,971              5,899,762       (125,493)          5,568,971          5,774,269
HAMPSTEAD VILLAGE                             2,769,901              6,379,103      1,194,985           3,844,152          6,499,837
HANCOCK                                       8,231,581             24,248,620      1,380,199           8,231,581         25,628,819
HARPETH VILLAGE FIELDSTONE                    2,283,874              5,559,498      3,746,115           2,283,874          9,305,613
HERITAGE LAND                                12,390,000                      -              -          12,390,000                  -
HERITAGE PLAZA                                        -             23,675,957      1,146,075                   -         24,822,032
HERSHEY                                           6,533                824,232        (16,264)              6,533            807,968
HIGHLAND SQUARE                               2,615,250              9,359,722     10,564,414           3,378,750         19,160,636
HILLCREST VILLAGE                             1,600,000              1,797,686         56,011           1,600,000          1,853,697
HILLSBORO MARKET CENTER                         260,420              2,982,137      3,436,730             260,420          6,418,867
HILLSBORO MARKET CTR PHASE II                 2,266,350              6,608,986              -           2,266,350          6,608,986
HINSDALE LAKE COMMONS                         4,217,840             15,039,854      2,018,209           5,729,008         15,546,895
HYDE PARK                                     9,240,000             33,340,181      4,425,049           9,735,102         37,270,128
INGLEWOOD PLAZA                               1,300,000              1,862,406        161,926           1,300,000          2,024,332
KELLER TOWN CENTER                            2,293,527             12,239,464        313,877           2,293,527         12,553,341
KERNERSVILLE PLAZA                            1,741,562              6,081,020        538,639           1,741,562          6,619,659
KINGSDALE SHOPPING CENTER                     3,866,500             14,019,614      5,439,651           4,027,691         19,298,074
LAGRANGE MARKETPLACE                            983,923              3,294,003        133,933             983,923          3,427,936
LAKE PINE PLAZA                               2,008,110              6,908,986        612,580           2,008,110          7,521,566
LAKESHORE                                     1,617,940              5,371,499         98,565           1,617,940          5,470,064
LEETSDALE MARKETPLACE                         3,420,000              9,933,701         42,567           3,420,000          9,976,268
LITTLETON SQUARE                              2,030,000              8,254,964         48,723           2,030,000          8,303,687
LLOYD KING CENTER                             1,779,180              8,854,803         24,280           1,779,180          8,879,083
LOEHMANNS PLAZA                               3,981,525             14,117,891        946,677           3,981,525         15,064,568
LOEHMANNS PLAZA CALIFORNIA                    5,420,000              8,679,135        353,800           5,420,000          9,032,935
LYNNHAVEN                                     2,880,885              4,405,706         99,558           2,880,885          4,505,264
MAINSTREET SQUARE                             1,274,027              4,491,897        175,788           1,274,027          4,667,685
MARINERS VILLAGE                              1,628,000              5,907,835        380,202           1,628,000          6,288,037
MARKET AT PRESTON FOREST                      4,400,000             10,752,712         54,347           4,400,000         10,807,059
MARKET AT ROUND ROCK                          2,000,000              9,676,170        120,503           2,000,000          9,796,673
MARKETPLACE  ST PETE                          1,287,000              4,662,740        423,669           1,287,000          5,086,409
MARTIN DOWNS VILLAGE CENTER                   2,000,000              5,133,495      4,150,182           2,437,664          8,846,013
MARTIN DOWNS VILLAGE SHOPPES                    700,000              1,207,861      3,399,487             817,135          4,490,213
MAXTOWN ROAD (NORTHGATE)                      1,753,136              6,244,449         74,877           1,753,136          6,319,326
MAYNARD CROSSING                              4,066,381             14,083,800      1,310,764           4,066,381         15,394,564
MEMORIAL BEND SHOPPING CENTER                 3,256,181             11,546,660      2,481,610           3,366,181         13,918,270
MILLHOPPER                                    1,073,390              3,593,523      1,508,566           1,073,390          5,102,089
MILLS POINTE                                  2,000,000             11,919,176         98,833           2,000,000         12,018,009
MOCKINGBIRD COMMON                            3,000,000              9,675,600        282,843           3,000,000          9,958,443
MONUMENT JACKSON CREEK                        2,999,482              6,476,151         11,406           2,999,482          6,487,557
MORNINGSIDE PLAZA                             4,300,000             13,119,929        149,119           4,300,000         13,269,048
MURRAYHILL MARKETPLACE                        2,600,000             15,753,034      1,850,439           2,669,805         17,533,668
NASHBORO                                      1,824,320              7,167,679        432,712           1,824,320          7,600,391
NEWBERRY SQUARE                               2,341,460              8,466,651      1,382,282           2,341,460          9,848,933
NEWLAND CENTER                               12,500,000             12,221,279        650,513          12,500,000         12,871,792
NORTH HILLS                                   4,900,000             18,972,202        157,984           4,900,000         19,130,186

                                                          Initial Cost                                          Total Cost
                                           -------------------------------------  Cost Capitalized    ------------------------------
                                                                    Building &     Subsequent to                         Building &
                                                 Land              Improvements     Acquisition          Land           Improvements
                                           ------------------   ----------------  -----------------   --------------  --------------

NORTHLAKE VILLAGE I                           2,662,000              9,684,740        340,259           2,662,000         10,024,999
NORTHVIEW PLAZA                               1,956,961              8,694,879        138,899           1,956,961          8,833,778
OAKBROOK PLAZA                                4,000,000              6,365,704        133,553           4,000,000          6,499,257
OCEAN BREEZE                                  1,250,000              3,341,199      3,685,306           1,527,400          6,749,105
OLD ST AUGUSTINE PLAZA                        2,047,151              7,355,162      1,424,429           2,107,151          8,719,591
PACES FERRY PLAZA                             2,811,522              9,967,557      2,233,332           2,811,622         12,200,789
PALM HARBOUR SHOPPING VILLAGE                 2,899,928             10,998,230      1,528,452           2,924,399         12,502,211
PALM TRAILS PLAZA                             2,438,996              5,818,523       (183,158)          2,022,455          6,051,906
PANTHER CREEK                                14,413,781             12,630,199              -          14,413,781         12,630,199
PARK PLACE                                    2,231,745              7,974,362        157,370           2,231,745          8,131,732
PARKWAY STATION                               1,123,200              4,283,917      1,172,632           1,123,200          5,456,549
PASEO VILLAGE                                 2,550,000              7,780,102        475,253           2,550,000          8,255,355
PEACHLAND PROMENADE                           1,284,562              5,143,564        223,965           1,284,561          5,367,530
PEARTREE VILLAGE                              5,196,653              8,732,711     10,768,493           5,196,653         19,501,204
PIKE CREEK                                    5,077,406             18,860,183      1,151,836           5,077,406         20,012,019
PIMA CROSSING                                 5,800,000             24,891,690        284,931           5,800,000         25,176,621
PINE LAKE VILLAGE                             6,300,000             10,522,041         74,288           6,300,000         10,596,329
PINE TREE PLAZA                                 539,000              1,995,927      3,473,980             539,000          5,469,907
PLAZA HERMOSA                                 4,200,000              9,369,630        230,836           4,200,000          9,600,466
POWELL STREET PLAZA                           8,247,800             29,279,275         70,464           8,247,800         29,349,739
POWERS FERRY SQUARE                           3,607,647             12,790,749      4,353,881           3,607,647         17,144,630
POWERS FERRY VILLAGE                          1,190,822              4,223,606        287,187           1,190,822          4,510,793
PRESTON PARK                                  6,400,000             46,896,071      2,103,751           6,400,000         48,999,822
PRESTONWOOD PARK                              8,076,836             14,938,333              -           8,076,836         14,938,333
QUEENSBOROUGH                                 1,826,000              6,501,056       (759,623)          1,357,797          6,209,636
REDLANDS                                        363,994              3,489,243       (209,543)            198,245          3,445,449
REGENCY COURT                                 3,571,337             12,664,014     (1,320,288)          3,571,337         11,343,726
REGENCY MILFORD                               1,085,922              4,409,129        (22,161)          1,085,922          4,386,968
REGENCY SQUARE  BRANDON                         577,975             18,156,719     10,357,613           4,770,279         24,322,028
RIVERMONT STATION                             2,887,213             10,445,109        138,900           2,887,213         10,584,009
RONA PLAZA                                    1,500,000              4,356,480         21,191           1,500,000          4,377,671
ROSEWOOD SHOPPING CENTER                      2,904,182              2,648,862        178,476           2,904,182          2,827,338
RUSSELL RIDGE                                 2,153,214                      -      6,642,278           2,215,341          6,580,151
SAMMAMISH HIGHLAND                            9,300,000              7,553,288        127,436           9,300,000          7,680,724
SAN LEANDRO                                   1,300,000              7,891,091        131,293           1,300,000          8,022,384
SANDY PLAINS VILLAGE                          2,906,640             10,412,440      1,865,465           2,906,640         12,277,905
SANTA ANA DOWTOWN                             4,240,000              7,319,468        819,555           4,240,000          8,139,023
SEDGEFIELD VILLAGE                            2,328,658              2,335,895        (94,730)          2,328,658          2,241,165
SEQUOIA STATION                               9,100,000             17,899,819        102,824           9,100,000         18,002,643
SHERWOOD CROSSROADS                           2,731,038              3,611,502      1,549,241           2,731,038          5,160,743
SHERWOOD MARKET CENTER                        3,475,000             15,897,972         80,972           3,475,000         15,978,944
SHILOH PHASE II                                 288,135              1,822,692       (672,692)            494,498            943,637
SHILOH SPRINGS                                4,968,236              7,859,381      1,147,071           5,244,084          8,730,604
SHOPPES AT MASON                              1,576,656              5,357,855              -           1,576,656          5,357,855
SOUTH POINT PLAZA                             5,000,000             10,085,995         92,365           5,000,000         10,178,360
SOUTH POINTE CROSSING                         4,399,303             11,116,491        924,186           4,399,303         12,040,677
SOUTHCENTER                                   1,300,000             12,250,504          6,206           1,300,000         12,256,710
SOUTHGATE VILLAGE                             1,335,335              5,193,599        467,358           1,398,991          5,597,301
SOUTHPARK                                     3,077,667              9,399,976        130,557           3,077,667          9,530,533
ST ANN SQUARE                                 1,541,883              5,597,282         24,976           1,541,883          5,622,258
STARKE                                           71,306              1,709,066        (34,578)             71,306          1,674,488
STATLER SQUARE                                2,227,819              7,479,952        757,814           2,227,819          8,237,766
STERLING RIDGE                               12,845,777             10,508,771              -          12,845,777         10,508,771

                                                          Initial Cost                                          Total Cost
                                           -------------------------------------  Cost Capitalized    ------------------------------
                                                                    Building &     Subsequent to                         Building &
                                                 Land              Improvements     Acquisition          Land           Improvements
                                           ------------------   ----------------  -----------------   --------------  --------------

STONEBRIDGE CENTER                            1,598,336              3,020,759        (84,103)          1,598,336          2,936,656
STRAWFLOWER VILLAGE                           4,060,228              7,232,936        196,628           4,060,228          7,429,564
STROH RANCH                                   4,138,423              7,110,856        944,607           4,279,745          7,914,141
SUNNYSIDE 205                                 1,200,000              8,703,281        214,173           1,200,000          8,917,454
TALL OAKS                                     1,857,680              6,736,045              -           1,857,680          6,736,045
TASSAJARA CROSSING                            8,560,000             14,899,929        101,614           8,560,000         15,001,543
TEQUESTA SHOPPES                              1,782,000              6,426,042     (2,549,137)                  -                  -
TERRACE WALK                                  1,196,286              2,935,683        347,039           1,196,286          3,282,722
THE MARKETPLACE                               1,211,605              4,056,242      2,996,750           1,758,434          6,506,163
THE PROVINCES                                 2,224,650              3,943,811        (96,930)          2,224,650          3,846,881
THOMAS LAKE                                   6,000,000             10,301,811          5,660           6,000,000         10,307,471
TORRANCE STROUDS                              1,849,423              1,741,690              -           1,849,423          1,741,690
TOWN CENTER AT MARTIN DOWNS                   1,364,000              4,985,410         98,264           1,364,000          5,083,674
TOWN SQUARE                                     438,302              1,555,481      6,422,821             882,895          7,533,709
TROPHY CLUB                                   2,595,158             10,467,465              -           2,595,158         10,467,465
TWIN PEAKS                                    5,200,000             25,119,758        128,311           5,200,000         25,248,069
UNION SQUARE SHOPPING CENTER                  1,578,654              5,933,889        432,411           1,578,656          6,366,298
UNIVERSITY COLLECTION                         2,530,000              8,971,597        629,677           2,530,000          9,601,274
UNIVERSITY MARKETPLACE                        3,250,562              7,044,579     (3,487,946)          3,532,046          3,275,149
VALLEY RANCH CENTRE                           3,021,181             10,727,623         14,526           3,021,181         10,742,149
VENTURA VILLAGE                               4,300,000              6,351,012        149,521           4,300,000          6,500,533
VILLAGE CENTER 6                              3,885,444             10,799,316        910,411           3,885,444         11,709,727
VILLAGE IN TRUSSVILLE                           973,954              3,260,627        317,865             973,954          3,578,492
WALKER CENTER                                 3,840,000              6,417,522        200,486           3,840,000          6,618,008
WATERFORD TOWNE CENTER                        5,650,058              6,843,671      1,486,871           6,493,010          7,487,590
WELLEBY                                       1,496,000              5,371,636      1,883,781           1,496,000          7,255,417
WELLINGTON TOWN SQUARE                        1,914,000              7,197,934        988,532           1,914,000          8,186,466
WEST END                                         32,500              1,888,211        (29,810)             32,500          1,858,401
WEST HILLS                                    2,200,000              6,045,233          7,105           2,200,000          6,052,338
WEST PARK PLAZA                               5,840,225              4,991,746        230,797           5,840,225          5,222,543
WESTBROOK COMMONS                             3,366,000             11,928,393         57,730           3,366,000         11,986,123
WESTCHESTER PLAZA                             1,857,048              6,456,178        692,058           1,857,048          7,148,236
WESTLAKE VILLAGE CENTER                       7,042,728             25,744,011        765,909           7,042,728         26,509,920
WHITE OAK - DOVER DE                          2,146,550              2,995,295         55,196           2,143,656          3,053,385
WILLA SPRINGS SHOPPING CENTER                 2,004,438              9,266,550       (972,620)          2,004,438          8,293,930
WINDMILLER PLAZA PHASE I                      2,620,355             11,190,526      1,115,240           2,620,355         12,305,766
WOODCROFT SHOPPING CENTER                     1,419,000              5,211,981        541,423           1,419,000          5,753,404
WOODMAN VAN NUYS                              5,500,000              6,835,246        209,857           5,500,000          7,045,103
WOODMEN PLAZA                                 6,014,033             10,077,698       (102,327)          6,645,284          9,344,120
WOODSIDE CENTRAL                              3,500,000              8,845,697         78,174           3,500,000          8,923,871
WORTHINGTON PARK CENTRE                       3,346,203             10,053,858        986,644           3,346,203         11,040,502

OPERATING BUILD TO SUIT PROPERTIES           17,833,494              7,381,587              -          17,833,494          7,381,587
                                           -----------------------------------------------------------------------------------------
                                            699,756,405          1,806,967,608    180,622,456         715,255,513      1,966,432,051
                                           =========================================================================================


                                                Total Cost                                           Total Cost
                                     -----------------------------------                               Net of
                                      Properties held                         Accumulated           Accumulated
                                         for Sale             Total           Depreciation          Depreciation           Mortgages
                                     -----------------    --------------     ---------------      ----------------       -----------

ALDEN BRIDGE                                    -           23,535,176           238,391              23,296,785          10,429,774
AMERIGE HEIGHTS TOWN CENTER                     -           22,411,872         1,063,253              21,348,619                   -
ARAPAHO VILLAGE                                 -            9,146,299           858,832               8,287,467                   -
ASHBURN FARM MARKET CENTER                      -           14,629,223           276,321              14,352,902                   -
ASHFORD PLACE                                   -           12,349,116         1,922,423              10,426,693           4,186,394
AVENTURA SHOPPING CENTER                        -           12,843,322         4,170,225               8,673,097                   -
BECKETT COMMONS                                 -           10,184,704           918,058               9,266,646                   -
BENEVA                                          -           11,924,825           996,105              10,928,720                   -
BENT TREE PLAZA                                 -            8,596,991           892,045               7,704,946                   -
BERKSHIRE COMMONS                               -           10,635,290         2,035,589               8,599,701                   -
BETHANY PARK PLACE                              -           10,468,486         1,190,928               9,277,558                   -
BLOOMINGDALE                                    -           18,454,042         1,876,168              16,577,874                   -
BLOSSOM VALLEY                                  -           18,298,123         1,040,618              17,257,505                   -
BOLTON PLAZA                                    -           10,392,112         1,926,693               8,465,419                   -
BONNERS POINT                                   -            3,998,295           968,180               3,030,115                   -
BOULEVARD CENTER                                -           13,766,071           994,325              12,771,746                   -
BOYNTON LAKES PLAZA                             -           14,165,380         1,446,078              12,719,302                   -
BRIARCLIFF LA VISTA                             -            3,842,526           780,214               3,062,312                   -
BRIARCLIFF VILLAGE                              -           28,960,434         4,217,870              24,742,564          12,531,048
BUCKHEAD COURT                                  -            9,622,721         1,479,647               8,143,074                   -
BUCKLEY SQUARE                                  -            8,283,222           616,851               7,666,371                   -
CAMBRIDGE SQUARE                                -            5,068,728           630,643               4,438,085                   -
CARMEL COMMONS                                  -           13,530,561         1,630,245              11,900,316                   -
CARRIAGE GATE                                   -            4,994,353         1,454,401               3,539,952                   -
CASA LINDA PLAZA                                -           35,658,635         3,078,273              32,580,362                   -
CENTER OF SEVEN SPRINGS                         -            3,592,660           346,327               3,246,333                   -
CHAMPIONS FOREST                                -           11,451,760           867,564              10,584,196                   -
CHASEWOOD PLAZA                                 -           19,935,458         4,599,899              15,335,559                   -
CHERRY GROVE                                    -           18,276,304         1,760,830              16,515,474                   -
CHERRY PARK MARKET                              -           19,069,061         1,834,955              17,234,106                   -
CHERRY STREET                                   -            6,832,944           165,046               6,667,898                   -
CHESIRE STATION                                 -           18,360,931           401,450              17,959,481                   -
COCHRAN'S CROSSING                              -           23,705,220           240,095              23,465,125           5,816,004
COOPER STREET                                   -           12,805,013         1,046,021              11,758,992                   -
COSTA VERDE                                     -           38,392,809         3,259,351              35,133,458                   -
COUNTRY CLUB                                    -            5,034,976         1,044,164               3,990,812                   -
COUNTRY CLUB CALIF                              -           14,781,622         1,138,349              13,643,273                   -
COURTYARD SHOPPING CENTER                       -            5,866,578                 -               5,866,578                   -
CREEKSIDE PHASE II                              -            2,208,268           111,004               2,097,264                   -
CROMWELL SQUARE                                 -            8,493,034         1,239,028               7,254,006                   -
CUMMING 400                                     -           11,489,892         1,679,829               9,810,063           6,101,134
DELK SPECTRUM                                   -           14,168,776         1,449,280              12,719,496           9,563,345
DIABLO PLAZA                                    -           13,106,452           854,103              12,252,349                   -
DICKSON TN                                                   2,243,495           125,748               2,117,747
DUNWOODY HALL                                   -           13,818,015         1,602,685              12,215,330                   -
DUNWOODY VILLAGE                                -           15,190,060         1,788,037              13,402,023                   -
EAST POINTE                                     -            9,518,417         1,015,840               8,502,577           4,566,501
EAST PORT PLAZA                                 -           12,990,949           321,298              12,669,651                   -
EL CAMINO                                       -           18,912,440         1,174,897              17,737,543                   -
EL NORTE PARKWAY PLA                            -            9,296,979           669,835               8,627,144                   -
ENCINA GRANDE                                   -           15,702,818         1,075,315              14,627,503                   -
FENTON MARKETPLACE                              -           13,173,411           360,448              12,812,963                   -
FLEMING ISLAND                                  -           14,175,261           953,648              13,221,613           2,995,516

                                                Total Cost                                           Total Cost
                                     -----------------------------------                               Net of
                                      Properties held                         Accumulated           Accumulated
                                         for Sale             Total           Depreciation          Depreciation           Mortgages
                                     -----------------    --------------     ---------------      ----------------       -----------

FOLSOM PRAIRIE CITY                             -           15,201,966           433,124              14,768,842
FRANKLIN SQUARE                                 -           16,452,059         1,702,365              14,749,694                   -
FRIARS MISSION                                  -           34,092,277         2,599,697              31,492,580          16,712,289
FRISCO PRESTONBROOK                             -           12,806,121         1,107,323              11,698,798                   -
GARDEN SQUARE                                   -           10,215,564         1,116,382               9,099,182                   -
GARNER FESTIVAL                                 -           27,362,168         2,286,183              25,075,985                   -
GLENWOOD VILLAGE                                -            5,958,303           865,220               5,093,083           1,803,015
GRANDE OAK                                                  11,343,240           122,490              11,220,750
HAMPSTEAD VILLAGE                               -           10,343,989           854,399               9,489,590           9,088,701
HANCOCK                                         -           33,860,400         2,652,899              31,207,501                   -
HARPETH VILLAGE FIELDSTONE                      -           11,589,487         1,147,613              10,441,874                   -
HERITAGE LAND                                   -           12,390,000                 -              12,390,000                   -
HERITAGE PLAZA                                  -           24,822,032         2,492,913              22,329,119                   -
HERSHEY                                         -              814,501            41,966                 772,535                   -
HIGHLAND SQUARE                                 -           22,539,386         2,078,074              20,461,312           3,455,408
HILLCREST VILLAGE                               -            3,453,697           178,434               3,275,263                   -
HILLSBORO MARKET CENTER                                      6,679,287           129,095               6,550,192                   -
HILLSBORO MARKET CTR PHASE II                                8,875,336            13,248               8,862,088
HINSDALE LAKE COMMONS                           -           21,275,903         1,620,169              19,655,734                   -
HYDE PARK                                       -           47,005,230         5,148,977              41,856,253                   -
INGLEWOOD PLAZA                                 -            3,324,332           213,568               3,110,764                   -
KELLER TOWN CENTER                                          14,846,868           978,902              13,867,966                   -
KERNERSVILLE PLAZA                              -            8,361,221           785,323               7,575,898           4,890,002
KINGSDALE SHOPPING CENTER                       -           23,325,765         2,524,215              20,801,550                   -
LAGRANGE MARKETPLACE                            -            4,411,859           924,549               3,487,310                   -
LAKE PINE PLAZA                                 -            9,529,676           899,511               8,630,165           5,546,430
LAKESHORE                                       -            7,088,004           694,345               6,393,659           3,455,153
LEETSDALE MARKETPLACE                           -           13,396,268           979,471              12,416,797                   -
LITTLETON SQUARE                                -           10,333,687           796,451               9,537,236                   -
LLOYD KING CENTER                               -           10,658,263           925,884               9,732,379                   -
LOEHMANNS PLAZA                                 -           19,046,093         2,877,056              16,169,037                   -
LOEHMANNS PLAZA CALIFORNIA                      -           14,452,935           937,674              13,515,261                   -
LYNNHAVEN                                                    7,386,149             9,856               7,376,293
MAINSTREET SQUARE                               -            5,941,712           715,657               5,226,055                   -
MARINERS VILLAGE                                -            7,916,037           983,913               6,932,124                   -
MARKET AT PRESTON FOREST                        -           15,207,059         1,023,080              14,183,979                   -
MARKET AT ROUND ROCK                            -           11,796,673           966,694              10,829,979           6,865,056
MARKETPLACE  ST PETE                            -            6,373,409           959,526               5,413,883                   -
MARTIN DOWNS VILLAGE CENTER                     -           11,283,677         2,334,101               8,949,576                   -
MARTIN DOWNS VILLAGE SHOPPES                    -            5,307,348         1,162,062               4,145,286                   -
MAXTOWN ROAD (NORTHGATE)                        -            8,072,462           797,990               7,274,472           4,989,474
MAYNARD CROSSING                                -           19,460,945         1,828,282              17,632,663          10,974,680
MEMORIAL BEND SHOPPING CENTER                   -           17,284,451         2,785,982              14,498,469           7,221,233
MILLHOPPER                                      -            6,175,479         1,839,423               4,336,056                   -
MILLS POINTE                                    -           14,018,009         1,192,072              12,825,937                   -
MOCKINGBIRD COMMON                              -           12,958,443         1,038,897              11,919,546                   -
MONUMENT JACKSON CREEK                          -            9,487,039           833,723               8,653,316                   -
MORNINGSIDE PLAZA                               -           17,569,048         1,336,936              16,232,112                   -
MURRAYHILL MARKETPLACE                          -           20,203,473         1,791,162              18,412,311           7,613,250
NASHBORO                                        -            9,424,711           723,973               8,700,738                   -
NEWBERRY SQUARE                                 -           12,190,393         2,652,667               9,537,726                   -
NEWLAND CENTER                                  -           25,371,792         1,410,374              23,961,418                   -
NORTH HILLS                                     -           24,030,186         1,840,335              22,189,851           7,740,499

                                                Total Cost                                           Total Cost
                                     -----------------------------------                               Net of
                                      Properties held                         Accumulated           Accumulated
                                         for Sale             Total           Depreciation          Depreciation           Mortgages
                                     -----------------    --------------     ---------------      ----------------       -----------

NORTHLAKE VILLAGE I                             -           12,686,999           587,938              12,099,061           6,648,152
NORTHVIEW PLAZA                                 -           10,790,739           858,738               9,932,001                   -
OAKBROOK PLAZA                                  -           10,499,257           743,306               9,755,951                   -
OCEAN BREEZE                                    -            8,276,505         1,693,420               6,583,085                   -
OLD ST AUGUSTINE PLAZA                          -           10,826,742         1,615,741               9,211,001                   -
PACES FERRY PLAZA                               -           15,012,411         2,208,679              12,803,732                   -
PALM HARBOUR SHOPPING VILLAGE                   -           15,426,610         2,085,516              13,341,094                   -
PALM TRAILS PLAZA                               -            8,074,361           726,494               7,347,867                   -
PANTHER CREEK                                   -           27,043,980           273,188              26,770,792          10,489,641
PARK PLACE                                      -           10,363,477           869,269               9,494,208                   -
PARKWAY STATION                                 -            6,579,749           913,855               5,665,894                   -
PASEO VILLAGE                                   -           10,805,355           858,694               9,946,661                   -
PEACHLAND PROMENADE                             -            6,652,091         1,216,828               5,435,263                   -
PEARTREE VILLAGE                                -           24,697,857         2,806,081              21,891,776          12,027,522
PIKE CREEK                                      -           25,089,425         2,386,412              22,703,013          11,497,054
PIMA CROSSING                                   -           30,976,621         2,435,186              28,541,435                   -
PINE LAKE VILLAGE                               -           16,896,329         1,025,954              15,870,375                   -
PINE TREE PLAZA                                 -            6,008,907           625,002               5,383,905                   -
PLAZA HERMOSA                                   -           13,800,466           956,111              12,844,355                   -
POWELL STREET PLAZA                                         37,597,539           766,362              36,831,177                   -
POWERS FERRY SQUARE                             -           20,752,277         3,069,440              17,682,837                   -
POWERS FERRY VILLAGE                            -            5,701,615           850,709               4,850,906           2,773,243
PRESTON PARK                                    -           55,399,822         4,618,099              50,781,723                   -
PRESTONWOOD PARK                                -           23,015,169         1,195,402              21,819,767
QUEENSBOROUGH                                   -            7,567,433           662,946               6,904,487                   -
REDLANDS                                        -            3,643,694           163,223               3,480,471
REGENCY COURT                                   -           14,915,063           356,576              14,558,487                   -
REGENCY MILFORD                                 -            5,472,890           158,466               5,314,424
REGENCY SQUARE  BRANDON                         -           29,092,307         9,006,534              20,085,773                   -
RIVERMONT STATION                               -           13,471,222         1,482,920              11,988,302                   -
RONA PLAZA                                      -            5,877,671           420,188               5,457,483                   -
ROSEWOOD SHOPPING CENTER                        -            5,731,520             5,086               5,726,434                   -
RUSSELL RIDGE                                   -            8,795,492         1,374,806               7,420,686                   -
SAMMAMISH HIGHLAND                              -           16,980,724           760,032              16,220,692                   -
SAN LEANDRO                                     -            9,322,384           816,498               8,505,886                   -
SANDY PLAINS VILLAGE                            -           15,184,545         2,042,950              13,141,595                   -
SANTA ANA DOWTOWN                               -           12,379,023           849,974              11,529,049                   -
SEDGEFIELD VILLAGE                              -            4,569,823           215,367               4,354,456                   -
SEQUOIA STATION                                 -           27,102,643         1,732,455              25,370,188                   -
SHERWOOD CROSSROADS                             -            7,891,781           138,146               7,753,635                   -
SHERWOOD MARKET CENTER                          -           19,453,944         1,618,185              17,835,759                   -
SHILOH PHASE II                                 -            1,438,135           104,131               1,334,004                   -
SHILOH SPRINGS                                  -           13,974,688         2,737,594              11,237,094                   -
SHOPPES AT MASON                                -            6,934,511           656,765               6,277,746           3,637,003
SOUTH POINT PLAZA                               -           15,178,360           997,169              14,181,191                   -
SOUTH POINTE CROSSING                           -           16,439,980         1,236,425              15,203,555                   -
SOUTHCENTER                                     -           13,556,710         1,169,332              12,387,378                   -
SOUTHGATE VILLAGE                               -            6,996,292           187,504               6,808,788           5,309,307
SOUTHPARK                                       -           12,608,200           919,357              11,688,843                   -
ST ANN SQUARE                                   -            7,164,141           964,229               6,199,912           4,488,979
STARKE                                          -            1,745,794            84,013               1,661,781                   -
STATLER SQUARE                                  -           10,465,585         1,062,101               9,403,484           5,111,624
STERLING RIDGE                                  -           23,354,548           236,404              23,118,144          10,839,265

                                                Total Cost                                           Total Cost
                                     -----------------------------------                               Net of
                                      Properties held                         Accumulated           Accumulated
                                         for Sale             Total           Depreciation          Depreciation           Mortgages
                                     -----------------    --------------     ---------------      ----------------       -----------

STONEBRIDGE CENTER                              -            4,534,992           122,160               4,412,832                   -
STRAWFLOWER VILLAGE                             -           11,489,792           749,990              10,739,802                   -
STROH RANCH                                     -           12,193,886           927,756              11,266,130                   -
SUNNYSIDE 205                                   -           10,117,454           891,375               9,226,079                   -
TALL OAKS                                       -            8,593,725           121,383               8,472,342           6,373,672
TASSAJARA CROSSING                              -           23,561,543         1,444,118              22,117,425                   -
TEQUESTA SHOPPES                        5,658,905            5,658,905                 -               5,658,905                   -
TERRACE WALK                                    -            4,479,008           975,731               3,503,277                   -
THE MARKETPLACE                                 -            8,264,597         1,606,893               6,657,704                   -
THE PROVINCES                                   -            6,071,531           157,870               5,913,661                   -
THOMAS LAKE                                     -           16,307,471           981,901              15,325,570                   -
TORRANCE STROUDS                                -            3,591,113            11,860               3,579,253                   -
TOWN CENTER AT MARTIN DOWNS                     -            6,447,674           778,316               5,669,358                   -
TOWN SQUARE                                     -            8,416,604           689,711               7,726,893                   -
TROPHY CLUB                                     -           13,062,623           626,227              12,436,396                   -
TWIN PEAKS                                      -           30,448,069         2,472,872              27,975,197                   -
UNION SQUARE SHOPPING CENTER                    -            7,944,954         1,093,623               6,851,331                   -
UNIVERSITY COLLECTION                           -           12,131,274         1,549,780              10,581,494                   -
UNIVERSITY MARKETPLACE                          -            6,807,195           105,829               6,701,366                   -
VALLEY RANCH CENTRE                             -           13,763,330         1,054,937              12,708,393                   -
VENTURA VILLAGE                                 -           10,800,533           628,684              10,171,849                   -
VILLAGE CENTER 6                                -           15,595,171         2,189,149              13,406,022                   -
VILLAGE IN TRUSSVILLE                           -            4,552,446           938,063               3,614,383                   -
WALKER CENTER                                   -           10,458,008           658,360               9,799,648                   -
WATERFORD TOWNE CENTER                          -           13,980,600         1,027,549              12,953,051                   -
WELLEBY                                         -            8,751,417         1,651,250               7,100,167                   -
WELLINGTON TOWN SQUARE                          -           10,100,466         1,374,667               8,725,799                   -
WEST END                                        -            1,890,901           155,329               1,735,572                   -
WEST HILLS                                      -            8,252,338           575,993               7,676,345           5,031,871
WEST PARK PLAZA                                 -           11,062,768           506,537              10,556,231                   -
WESTBROOK COMMONS                               -           15,352,123           515,072              14,837,051                   -
WESTCHESTER PLAZA                               -            9,005,284         1,116,144               7,889,140           5,348,002
WESTLAKE VILLAGE CENTER                         -           33,552,648         2,929,200              30,623,448                   -
WHITE OAK - DOVER DE                            -            5,197,041           124,114               5,072,927
WILLA SPRINGS SHOPPING CENTER                   -           10,298,368           500,551               9,797,817
WINDMILLER PLAZA PHASE I                        -           14,926,121         1,362,933              13,563,188
WOODCROFT SHOPPING CENTER                       -            7,172,404           998,559               6,173,845
WOODMAN VAN NUYS                                -           12,545,103           696,545              11,848,558           5,299,635
WOODMEN PLAZA                                   -           15,989,404         1,540,049              14,449,355
WOODSIDE CENTRAL                                -           12,423,871           864,066              11,559,805
WORTHINGTON PARK CENTRE                         -           14,386,705         1,585,106              12,801,599

OPERATING BUILD TO SUIT PROPERTIES              -           25,215,081         2,568,229              22,646,852
                                        --------------------------------------------------------------------------------------------
                                        5,658,905        2,687,346,469       244,595,928           2,442,750,541         241,419,876
                                        ============================================================================================

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2002



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

          Buildings and improvements                  up to 40 years

          The aggregate cost for Federal income tax purposes was approximately $2.6 billion at December 31, 2002.



The changes in total real estate assets for the period ended December 31, 2002, 2001 and 2000:

                                                                   2002              2001                 2000
                                                             ----------------  ----------------   ------------------

    Balance, beginning of period                            $  2,673,164,289     2,561,795,627        2,401,953,304
       Developed or acquired properties                          396,879,130       187,979,361          219,887,989
       Sale of properties                                       (397,202,939)      (88,410,037)         (56,037,062)
       Provision for loss on operating and
         development properties                                   (4,369,480)       (1,595,136)         (12,995,412)
      Reclass accumulated depreciation
        to adjust building basis                                  (7,021,279)       (1,627,178)                   -
       Reclass accumulated  depreciation related
         to properties held for sale recharacterized
         in 2002 to properties to be held and used                 7,363,145          (815,400)         (10,147,692)
       Improvements                                               18,533,603        15,837,052           19,134,500
                                                             ----------------  ----------------   ------------------
    Balance, end of period                                  $  2,687,346,469     2,673,164,289        2,561,795,627
                                                             ================  ================   ==================



The changes in accumulated depreciation for the period ended December 31, 2002, 2001 and 2000:

                                                                   2002              2001                 2000
                                                             ----------------  ----------------   ------------------

    Balance, beginning of period                            $    202,325,324       147,053,900          104,467,176
      Prior depreciation Midland JV'S transferred in                       -         2,433,269            1,662,125
      Sale of properties                                         (23,593,423)       (5,052,051)          (3,800,803)
      Reclass accumulated depreciation
        to adjust building basis                                  (7,021,279)       (1,627,178)                   -
      Reclass accumulated  depreciation related
        to properties held for sale recharacterized
        in 2002 to properties to be held and used                  7,363,145          (815,400)         (10,147,692)
      Depreciation for period                                     65,522,161        60,332,784           54,873,094
                                                             ----------------  ----------------   ------------------
    Balance, end of period                                  $    244,595,928       202,325,324          147,053,900
                                                             ================  ================   ==================