Form 10-Q
period 2003-03-31
REGENCY CENTERS CORP
filed 2003-05-15
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


                   (Applicable only to Corporate Registrants)
                   ------------------------------------------

As of May 9, 2003, there were 60,453,022 shares outstanding of the Registrant's common stock.

                           REGENCY CENTERS CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                        March 31,                December 31,
                                                                                           2003                      2002
                                                                                           ----                      ----
Assets
Real estate investments at cost:
     Land                                                                          $      742,842,191               715,255,513
     Buildings and improvements                                                         2,046,885,742             1,973,501,081
                                                                                     -----------------         -----------------
                                                                                        2,789,727,933             2,688,756,594
     Less:  accumulated depreciation                                                      261,251,148               244,595,928
                                                                                     -----------------         -----------------
                                                                                        2,528,476,785             2,444,160,666
     Properties in development                                                            253,232,722               276,085,435
     Operating properties held for sale                                                             -                 5,658,905
     Investments in real estate partnerships                                              125,136,875               125,482,151
                                                                                     -----------------         -----------------
          Net real estate investments                                                   2,906,846,382             2,851,387,157

Cash and cash equivalents                                                                  28,273,745                56,447,329
Notes receivable                                                                           30,877,475                56,630,876
Tenant receivables, net of allowance for uncollectible accounts of $3,734,842 and $4,258,891 at March 31, 2003
     and December 31, 2002, respectively                                                   34,775,383                47,983,160
Deferred costs, less accumulated amortization of $27,783,526 and
     $25,588,464 at March 31, 2003 and December 31, 2002, respectively                     36,930,152                37,367,196
Other assets                                                                               16,034,832                19,112,148
                                                                                     -----------------         -----------------
                                                                                   $    3,053,737,969             3,068,927,866
                                                                                     =================         =================

Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                                 $    1,251,159,768             1,253,524,045
     Unsecured line of credit                                                             178,750,000                80,000,000
     Accounts payable and other liabilities                                                58,204,057                83,977,263
     Tenants' security and escrow deposits                                                  9,185,789                 8,847,603
                                                                                     -----------------         -----------------
          Total liabilities                                                             1,497,299,614             1,426,348,911
                                                                                     -----------------         -----------------

Preferred units                                                                           302,325,891               375,403,652
Exchangeable operating partnership units                                                   29,914,215                30,629,974
Limited partners' interest in consolidated partnerships                                    16,358,120                14,825,256
                                                                                     -----------------         -----------------
          Total minority interest                                                         348,598,226               420,858,882
                                                                                     -----------------         -----------------

Stockholders' equity:
     Series 2 cumulative convertible preferred stock and paid in capital, $.01 par value per share: 1,502,532 shares authorized; 450,400 shares issued and outstanding at December 31, 2002;
        liquidation preference $20.83 per share                                                     -                10,505,591
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 64,383,288 and 63,480,417 shares issued
        at March 31, 2003 and December 31, 2002, respectively                                 643,833                   634,804
     Treasury stock; 3,978,837 and 3,923,381 shares held at
        March 31, 2003 and December 31, 2002, respectively, at cost                       (77,748,094)              (77,698,485)
     Additional paid in capital                                                         1,377,929,719             1,367,808,138
     Distributions in excess of net income                                                (92,985,329)              (79,529,975)
                                                                                     -----------------         -----------------
          Total stockholders' equity                                                    1,207,840,129             1,221,720,073
                                                                                     -----------------         -----------------

Commitments and contingencies
                                                                                   $    3,053,737,969             3,068,927,866
                                                                                     =================         =================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
               For the Three Months ended March 31, 2003 and 2002
                                   (unaudited)


                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $        70,007,271               64,980,920
     Percentage rent                                                                          306,801                  593,031
     Recoveries from tenants                                                               20,908,683               18,916,420
     Service operations revenue                                                             3,937,115                2,022,609
     Equity in income of investments in
        real estate partnerships                                                            2,335,979                1,065,511
                                                                                    ------------------       ------------------
           Total revenues                                                                  97,495,849               87,578,491
                                                                                    ------------------       ------------------

Operating expenses:
     Depreciation and amortization                                                         18,819,364               16,066,340
     Operating and maintenance                                                             13,343,330               11,240,412
     General and administrative                                                             4,134,899                3,989,595
     Real estate taxes                                                                     10,246,523                9,686,598
     Other expenses                                                                           426,739                  359,343
                                                                                    ------------------       ------------------
           Total operating expenses                                                        46,970,855               41,342,288
                                                                                    ------------------       ------------------

Other expense (income):
     Interest expense, net of interest income of $892,666
        and $841,638 in 2003 and 2002, respectively                                        20,632,944               19,622,302
     Gain on sale of operating properties                                                           -               (1,494,225)
                                                                                    ------------------       ------------------
           Total other expense                                                             20,632,944               18,128,077
                                                                                    ------------------       ------------------

           Income before minority interests                                                29,892,050               28,108,126

Minority interest preferred units                                                         (10,782,379)              (8,368,752)
Minority interest of exchangeable operating partnership units                                (453,273)                (492,720)
Minority interest of limited partners                                                         (63,708)                (109,112)
                                                                                    ------------------       ------------------

           Income from continuing operations                                               18,592,690               19,137,542

Discontinued operations, net:
     Operating (loss) income from discontinued operations                                     (41,661)               4,433,136
     (Loss) gain on sale of operating properties and properties in development               (626,577)               1,705,985
                                                                                    ------------------       ------------------
           (Loss) income from discontinued operations                                        (668,238)               6,139,121
                                                                                    ------------------       ------------------

           Net income                                                                      17,924,452               25,276,663

Preferred stock dividends                                                                           -                 (758,628)
                                                                                    ------------------       ------------------

           Net income for common stockholders                                     $        17,924,452               24,518,035
                                                                                    ==================       ==================

Income per common share - Basic:
     Income from continuing operations                                            $              0.31                     0.31
     Discontinued operations                                                      $             (0.01)                    0.11
                                                                                    ------------------       ------------------
           Net income for common stockholders per share                           $              0.30                     0.42
                                                                                    ==================       ==================

Income per common share - Diluted:
     Income from continuing operations                                            $              0.31                     0.31
     Discontinued operations                                                      $             (0.01)                    0.11
                                                                                    ------------------       ------------------
          Net income for common stockholders per share                            $              0.30                     0.42
                                                                                    ==================       ==================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months ended March 31, 2003


                                                                                    Additional     Distributions       Total
                                          Series 2        Common     Treasury        Paid In       in Excess of    Stockholders'
                                       Preferred Stock    Stock        Stock         Capital        Net Income         Equity
                                       ---------------   --------   ------------  --------------   -------------   --------------
Balance at
     December  31, 2002               $   10,505,591     634,804    (77,698,485)  1,367,808,138    (79,529,975)    1,221,720,073
Common stock issued as
  compensation or purchased by
  directors or officers                            -       3,942           (532)      2,910,091              -         2,913,501
Common stock issued for exercise
  of stock options, net of shares
  cancelled                                        -         501        (49,077)     (3,746,300)             -        (3,794,876)
Common stock issued for
  partnership units exchanged                      -          82              -         216,955              -           217,037
Common stock issued for
  preferred stock exchanged              (10,505,591)      4,504              -      10,501,087              -                 -
Reallocation of minority interest                  -           -              -         239,748              -           239,748
Cash dividends declared:
  Common stock ($.52 per share)                    -           -              -               -    (31,379,806)      (31,379,806)
Net income                                         -           -              -               -     17,924,452        17,924,452
                                        -------------  ----------  ------------- ---------------  -------------   ---------------
Balance at
     March 31, 2003                   $            -     643,833    (77,748,094)  1,377,929,719    (92,985,329)    1,207,840,129
                                        =============  ==========  ============= ===============  =============   ===============


See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2003 and 2002
                                   (unaudited)



                                                                                           2003                    2002
                                                                                           ----                    ----
Cash flows from operating activities:
    Net income                                                                     $       17,924,452              25,276,663
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                    18,863,396              17,309,433
          Deferred loan cost and debt premium amortization                                    531,666                 585,517
          Stock based compensation                                                          2,869,211               2,011,989
          Minority interest preferred units                                                10,782,379               8,368,752
          Minority interest of exchangeable operating partnership units                       436,701                 650,779
          Minority interest of limited partners                                                63,708                 109,112
          Equity in income of investments in real estate partnerships                      (2,335,979)             (1,065,511)
          Loss (gain) on sale of operating properties                                         642,116              (3,158,438)
          Distributions from operations of investments in real estate partnerships          2,098,640               1,252,724
          Changes in assets and liabilities:
              Tenant receivables                                                           12,875,773               1,406,622
              Deferred leasing costs                                                       (2,237,496)             (2,912,407)
              Other assets                                                                  2,539,765                (679,629)
              Accounts payable and other liabilities                                      (31,384,142)            (22,859,020)
              Tenants' security and escrow deposits                                           378,327                 264,514
                                                                                     -----------------       -----------------
                 Net cash provided by operating activities                                 34,048,517              26,561,100
                                                                                     -----------------       -----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                           (99,041,877)            (49,238,640)
     Proceeds from sale of real estate                                                     31,579,912              46,703,287
     Investments in real estate partnerships                                                 (766,994)            (14,412,286)
     Capital improvements                                                                  (2,840,094)             (3,656,100)
     Proceeds from sale of investments in real estate partnerships                                  -               2,388,319
     Repayment (funding) of notes receivable, net                                          25,753,401              (1,059,208)
     Distributions received from investments in real estate partnerships                    1,349,609               3,819,442
                                                                                     -----------------       -----------------
                 Net cash used in investing activities                                    (43,966,043)            (15,455,186)
                                                                                     -----------------       -----------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                                  968,460               3,500,499
     Repurchase of common stock                                                                     -              (2,725,000)
     Partial redemption of preferred units                                                (75,750,000)                      -
     Conversion of exchangeable operating partnership units                                         -                 (83,232)
     Distributions to exchangeable operating partnership unit holders                        (695,676)               (760,672)
     Distributions to preferred unit holders                                               (8,110,140)             (8,368,752)
     Dividends paid to common stockholders                                                (31,379,806)            (29,459,582)
     Dividends paid to preferred stockholders                                                       -                (758,628)
     Net proceeds from fixed rate unsecured notes                                                   -             249,625,000
     Proceeds (repayment) of unsecured line of credit, net                                 98,750,000            (184,000,000)
     Repayment of notes payable                                                              (507,000)            (32,921,532)
     Scheduled principal payments                                                          (1,531,896)             (1,417,068)
     Deferred loan costs                                                                            -              (1,925,926)
                                                                                     -----------------       -----------------
                 Net cash used in financing activities                                    (18,256,058)             (9,294,893)
                                                                                     -----------------       -----------------

                 Net (decrease) increase in cash and cash equivalents                     (28,173,584)              1,811,021

Cash and cash equivalents at beginning of period                                           56,447,329              27,853,264
                                                                                     -----------------       -----------------

Cash and cash equivalents at end of period                                         $       28,273,745              29,664,285
                                                                                     =================       =================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2003 and 2002
                                   (unaudited)
                                    continued


                                                                                           2003                    2002
                                                                                           ----                    ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $2,784,675 and $3,797,547
   in 2003 and 2002, respectively)                                                $        29,264,211              31,534,965
                                                                                     =================       =================

Supplemental disclosure of non-cash transactions:

Real estate contributed from limited partners' in consolidated partnerships       $         1,469,156                       -
                                                                                     =================       =================








See accompanying notes to consolidated financial statements.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

1.       Summary of Significant Accounting Policies

         (a)   Organization and Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly-owned qualified REIT subsidiaries, and partnerships in which it has voting control (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. Generally all of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation and changed its name to Regency Centers Corporation in 2001.

               The financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-K filed with the Securities and Exchange Commission.

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

               Service operations revenue includes management fees, commission income, and gains or losses from the sale of land and development properties without significant operations. Service operations revenue does not include gains or losses from the sale of operating properties. The Company accounts for profit recognition on sales of real estate in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 66,

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

       (b)     Revenues (continued)

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

               The Company's properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has some continuing involvement are reported as income from continuing operations.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

       (d)     Deferred Costs

               Deferred costs include deferred leasing costs, leasing intangibles acquired in business combinations and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Leasing intangibles represent costs associated with acquiring properties with in-place leases. Net deferred leasing costs and leasing intangibles were $26.9 million and $23.7 million at March 31, 2003 and December 31, 2002, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10 million and $13.3 million at March 31, 2003 and December 31, 2002, respectively.

       (e)     Earnings per Share and Treasury stock

               Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable operating partnership units, and preferred stock when dilutive. See note 6 for the calculation of earnings per share.

               Repurchases of the Company's common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders' equity.

       (f)     Stock-Based Compensation

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

               The Company applies Opinion 25 in accounting for its stock-based compensation plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based employee awards under Statement 123, the Company's net income for common stockholders for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated on the following page (in thousands except per share data):

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

       (f)     Stock-Based Compensation (continued)

                                                                                     2003            2002
                                                                                     ----            ----
                  Net income  for common stockholders
                    as reported:                                         $         17,924          24,518
                  Add:  stock-based employee compensation
                    expense included in reported net income                         2,869           2,012
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                        (4,095)         (3,034)
                                                                            -------------- ---------------
                  Pro forma net income                                   $         16,698          23,496
                                                                            ============== ===============

                    Earnings per share:
                      Basic - as reported                                $           0.30            0.42
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.28            0.41
                                                                            ============== ===============

                      Diluted - as reported                              $           0.30            0.42
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.28            0.40
                                                                            ============== ===============

       (g)     Consolidation of Variable Interest Entities

               In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in the interpretation. Interpretation 46 requires that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period beginning after June 15, 2003 to those variable interest entities created before February 1, 2003. The Company did not create any variable interest entities after January 31, 2003. The Company is continuing to evaluate the applicability of this interpretation to its structures created before February 1, 2003, but does not believe its adoption will have a material effect on the financial statements.

       (h)     Segment reporting

               The Company's business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are invested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management's intent that all retail shopping centers will be owned or developed for investment purposes. The Company's revenue and net income is generated from the operation of its investment portfolio. The Company will also earn incidental fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

       (h)     Segment reporting (continued)

               The Company's portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Company reviews operating and financial data for each property on an individual basis, therefore, the Company defines its operating segment as its individual properties. No individual property constitutes more than 10% of the Company's combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature of the centers, tenants and operational processes, as well as, long-term average financial performance. In addition, no single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

       (i)     Reclassifications

               Certain reclassifications have been made to the 2002 amounts to conform to classifications adopted in 2003.

2.     Discontinued Operations

       During 2003, the Company sold three operating properties for proceeds of $13.2 million and their net income and the loss on the sale of $451,986 is included in discontinued operations. The revenues from the properties disposed of were $236,806 and $8.9 million for the three months ended March 31, 2003 and 2002, respectively. The operating (loss) income from these properties was ($41,661) and $4.5 million for the three months ended March 31, 2003 and 2002, respectively. Operating (loss) income and losses or gains on sales in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling ($16,572) and $158,059 for the three months ended March 31, 2003 and 2002, respectively.

3.     Investments in Real Estate and Real Estate Partnerships

       During 2003, the Company acquired one grocery-anchored shopping center for $15.1 million. The 2003 acquisition was accounted for as purchase and the results of its operations are included in the consolidated financial statements from the date of the acquisition. Acquisitions (either individually or in the aggregate) were not significant to the operations of the Company in the periods in which they were acquired or the period preceding the acquisition.

       The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company's combined investment in these partnerships was $125.1 million and $125.5 million at March 31, 2003 and December 31, 2002, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2002, the

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

3.     Investments in Real Estate and Real Estate Partnerships (continued)

       Company received a note receivable from MCWR of $25.1 million for the acquisition of shopping centers which has an interest rate of LIBOR plus 1.5% and was repaid in full on April 22, 2003.

       The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

       The Company's investments in real estate partnerships as of March 31, 2003 and December 31, 2002 consist of the following (in thousands):

                                                              Ownership               2003          2002
                                                              ---------               ----          ----

       Columbia Regency Retail Partners, LLC                     20%            $       42,270        42,413
       RRG-RMC Tracy, LLC                                        50%                    23,842        23,269
       Macquarie CountryWide-Regency, LLC                        25%                    21,568        22,281
       OTR/Regency Texas Realty Holdings, L.P.                   30%                    16,057        15,992
       Tinwood, LLC                                              50%                    10,351        10,983
       Regency Woodlands/Kuykendahl, Ltd.                        50%                     8,362         7,973
       Jog Road, LLC                                             50%                     2,687         2,571
                                                                                  ------------- -------------
                                                                                $      125,137       125,482
                                                                                  ============= =============

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                         March 31,             December 31,
                                                                           2003                    2002
                                                                           ----                    ----
       Balance Sheet:
       Investment in real estate, net                            $           544,450                553,118
       Other assets                                                           26,817                 15,721
                                                                    --------------------    -------------------
             Total assets                                        $           571,267                568,839
                                                                    ====================    ===================

       Notes payable                                             $           170,349                167,071
       Other liabilities                                                      11,288                 10,386
       Equity and partners' capital                                          389,630                391,382
                                                                    --------------------    -------------------
             Total liabilities and equity                        $           571,267                568,839
                                                                    ====================    ===================

       Unconsolidated partnerships and joint ventures had notes payable of $170.3 million at March 31, 2003 and the Company's proportionate share of these loans was $40.5 million.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

3. Investments in Real Estate and Real Estate Partnerships (continued)

       The revenues and expenses on a combined basis are summarized as follows for the three months ended March 31, 2003 and 2002:

                                                                            2003                  2002
                                                                            ----                  ----
       Statement of Operations:
       Total revenues                                            $         16,242                 9,268
       Total expenses                                                       9,573                 4,506
                                                                     -------------------    ------------------
            Net income                                           $          6,669                 4,762
                                                                     ===================    ==================


4.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at March 31, 2003 and December 31, 2002 consists of the following (in thousands):

                                                              2003            2002
                                                              ----            ----
Notes Payable:
    Fixed rate mortgage loans                         $         227,702         229,551
    Variable rate mortgage loans                                 24,440          24,998
    Fixed rate unsecured loans                                  999,018         998,975
                                                         --------------- ---------------
          Total notes payable                                 1,251,160       1,253,524
Unsecured line of credit                                        178,750          80,000
                                                         --------------- ---------------
         Total                                        $       1,429,910       1,333,524
                                                         =============== ===============





       Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 2.225% and 2.288% at March 31, 2003 and December 31, 2002, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

                          Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

4.     Notes Payable and Unsecured Line of Credit (continued)

       As of March 31, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                                Scheduled
                                                                Principal      Term Loan         Total
              Scheduled Payments by Year                        Payments       Maturities       Payments
              --------------------------                      -------------- --------------- ---------------

              2003                                      $          3,672          22,704          26,376
              2004 (includes the Line)                             5,241         399,282         404,523
              2005                                                 4,045         147,746         151,791
              2006                                                 3,359          24,093          27,452
              2007                                                 2,768          25,699          28,467
              Beyond 5 Years                                      19,181         766,310         785,491
              Unamortized debt premiums                                -           5,810           5,810
                                                           -------------- --------------- ---------------
                   Total                                $         38,266       1,391,644       1,429,910
                                                           ============== =============== ===============

5.     Stockholders' Equity and Minority Interest

       (a) The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At March 31, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.72%.

               During the first quarter, the Company redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Company paid a 1% premium on the face value of the redeemed units totaling $750,000. The redemption was funded from proceeds from our Line.

               Terms and conditions of the Preferred Units are summarized as follows:

                   Units          Issue               Amount       Distribution       Callable        Exchangeable
   Series       Outstanding       Price            Outstanding         Rate          by Company       by Unitholder
----------------------------------------------------------------------------------------------------------------------

Series A         1,600,000     $   50.00        $      80,000,000     8.125%          06/25/03          06/25/08
Series B           850,000        100.00               85,000,000     8.750%          09/03/04          09/03/09
Series C           400,000        100.00               40,000,000     9.000%          09/03/04          09/03/09
Series D           500,000        100.00               50,000,000     9.125%          09/29/04          09/29/09
Series E           300,000        100.00               30,000,000     8.750%          05/25/05          05/25/10
Series F           240,000        100.00               24,000,000     8.750%          09/08/05          09/08/10
                                                  -----------------
               -------------
                 3,890,000                      $    309,000,000
               =============                      =================

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

5.     Stockholders' Equity and Minority Interest (continued)

       (b) Security Capital owns approximately 56.7% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

               Effective May 14, 2002, an indirect wholly-owned subsidiary of GE Capital merged into Security Capital with Security Capital surviving as an indirect wholly-owned subsidiary of GE Capital. On April 10, 2003, the standstill between Security Capital and Regency contained in the Stockholders Agreement expired.

               Other provisions of the Stockholders Agreement remain in effect after the end of the standstill, including restrictions that will apply until Security Capital ceases to own at least 10% or 15% (depending on the provision in question) of Regency's common stock on a fully diluted basis for 180 consecutive days. For example, so long as Security Capital does not drop below the 15% ownership level, it may not transfer shares in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of Regency's capital stock unless Regency approves the transfer, in its sole discretion. Until its ownership drops below 15%, Security Capital has the right under the Stockholders Agreement to nominate the lesser of (1) three directors, or (2) its proportionate share based on its stock ownership.

       (c) During the first quarter of 2003, the holder of the Series 2 preferred stock converted all of their remaining 450,400 preferred shares into common stock at a conversion ratio of 1:1.

       (d) On April 3, 2003, the Company received proceeds from a $75 million offering of depositary shares representing Series 3 Cumulative Preferred Stock. The shares are redeemable at par at Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to reduce the Line.

                           REGENCY CENTERS CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

6.     Earnings per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands except per share data):

                                                                          2003                 2002
                                                                          ----                 ----
         Numerator:
         Income from continuing operations                       $             18,592               19,138
         Discontinued operations                                                 (668)               6,139
                                                                    ------------------   ------------------
         Net income                                                            17,924               25,277
         Less: Preferred stock dividends                                            -                  759
                                                                    ------------------   ------------------
         Net income for common stockholders - Basic                            17,924               24,518
         Add:  Minority interest of exchangeable operating
           partnership units - continuing operations                              453                  493
         Minority interest of exchangeable operating
            partnership units - discontinued operations                           (16)                 158
                                                                    ------------------   ------------------
         Net income for common stockholders - Diluted            $             18,361               25,169
                                                                    ==================   ==================

         Denominator:
         -------------
         Weighted average common shares
           outstanding for Basic EPS                                           60,165               57,856
         Exchangeable operating partnership units                               1,496                1,542
         Incremental shares to be issued under
           common stock using the Treasury stock method                           437                  392
                                                                    ------------------   ------------------
         Weighted average common shares outstanding
           for Diluted EPS                                                     62,098               59,790
                                                                    ==================   ==================

         Income per common share - Basic
         Income from continuing operations                       $               0.31                 0.31
         Discontinued operations                                 $              (0.01)                0.11
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.30                 0.42
                                                                    ==================   ==================

         Income per common share - Diluted
         Income from continuing operations                       $               0.31                 0.31
         Discontinued operations                                 $              (0.01)                0.11
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.30                 0.42
                                                                    ==================   ==================

       The Series 2 preferred stock is not included in the above calculation for periods prior to the conversion in the fourth quarter of 2002 because its effects were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their GLA follows:

                        March 31, 2003                                   December 31, 2002
      Location           # Properties           GLA         % Leased *      # Properties          GLA        % Leased *
      --------           ------------           ---         ----------      ------------          ---        ----------
Florida                       52              6,100,565       92.9%             53              6,193,550      91.9%
California                    44              5,342,704       98.6%             43              5,125,030      99.1%
Texas                         40              5,123,143       92.6%             40              5,123,197      93.6%
Georgia                       24              2,431,517       93.9%             24              2,437,712      93.9%
Ohio                          14              1,901,604       90.8%             14              1,901,684      91.4%
Colorado                      14              1,523,911       98.2%             15              1,538,570      98.0%
North Carolina                10              1,050,043       98.4%             12              1,225,201      97.6%
Washington                     9                986,374       98.4%              9                986,374      98.9%
Oregon                        10                896,739       93.9%              9                822,115      93.7%
Virginia                       7                854,302       99.2%              7                872,796      96.8%
Alabama                        7                644,896       93.1%              7                644,896      94.3%
Arizona                        6                525,701       95.9%              6                525,701      96.3%
Tennessee                      6                444,234       97.7%              6                444,234      95.3%
Illinois                       3                408,211       94.9%              2                300,477      96.1%
South Carolina                 5                339,926       99.1%              5                339,256      99.1%
Kentucky                       2                301,025       96.5%              2                304,659      96.6%
Michigan                       3                279,265       93.2%              3                279,265      92.6%
Delaware                       2                240,418       99.5%              2                240,418      99.0%
New Jersey                     1                 88,993         -                1                 88,993        -
Missouri                       1                 82,498       92.9%              1                 82,498      92.9%
Pennsylvania                   1                  6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                     261            29,572,069       94.9%             262            29,482,626      94.8%
                       ================= =============== ================ ================ =============== ===============

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

          The following table summarizes the four largest grocery-tenants occupying our shopping centers, including those partially owned through joint ventures at March 31, 2003:

                                                 Percentage of       Percentage of
            Grocery             Number of           Company-          Annualized        Average Remaining
            Anchor              Stores (a)         owned GLA          Base Rent            Lease Term
            ------              ----------       -------------       -------------      ------------------

          Kroger                    61               11.9%               9.1%                 15 yrs
          Publix                    52                8.1%               6.0%                 13 yrs
          Safeway                   46                5.8%               4.7%                 11 yrs
          Albertsons                24                3.3%               2.8%                 15 yrs

         (a) Includes grocery-tenant-owned stores

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

         At March 31, 2003, we had 31 projects under construction or undergoing major renovations, which, when completed, are expected to represent an investment of $545.5 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $112.7 million. Costs necessary to complete these developments will be $260 million, are generally already committed as part of existing construction contracts, and will be expended through 2005. These developments are approximately 52% complete and 69% pre-leased.

         Regency has a 20% equity interest in and serves as property manager for Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. At March 31, 2003, Columbia owned 12 shopping centers with a net book value of $283.8 million.

         Regency has a 25% equity interest in and serves as property manager for Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers.
During 2002, the Company received a note receivable from MCWR of $25.1 million for the acquisition of shopping centers which has an interest rate of LIBOR plus 1.5% and was repaid in full on April 22, 2003. At March 31, 2003, MCWR owned 15 shopping centers with a net book value of $171.1 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from Regency. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.
Liquidity and Capital Resources

         We expect that the cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $34 million and $26.6 million for the three months ended March 31, 2003 and 2002, respectively. During the first three months of 2003 and 2002, respectively, we incurred capital expenditures of $2.8 million and $3.7 million to improve our shopping center portfolio, paid scheduled principal payments of $1.5 million and $1.4 million to our lenders, and paid dividends and distributions of $40.2 million and $39.3 million to our share and unit holders.

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

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Additionally, the Company has the right to call and repay at par outstanding preferred units five years after their issuance date, at the Company's discretion. The sources of repaying preferred units would include those listed above.

         During the first quarter, the Company redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units in a negotiated transaction. The redemptions were portions of each series and we paid a 1% premium on the face value of the redeemed units totaling $750,000 and also granted a put to the holder of the units for a 60-day period to redeem up to an additional $25 million on the same terms and conditions. At the time of redemption, $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in minority interest preferred units. The redemption was funded from proceeds from our Line.

       On April 3, 2003, the Company received proceeds from a $75 million offering of depositary shares representing Series 3 Cumulative Preferred Stock. The shares are redeemable at par at Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to reduce the Line.

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

         Proceeds from the sale or joint venturing of properties are included in net investing activities on the Consolidated Statement of Cash Flows. During the first quarter of 2003 net proceeds from the sale or joint venturing of real estate was $31.6 million, compared to $46.7 million during the first quarter of 2002. Net cash used in investing activities was $44 million and $15.5 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities was $18.3 million and $9.3 million for the three months ended March 31, 2003 and 2002, respectively.

Outstanding debt at March 31, 2003 and December 31, 2002 consists of the following (in thousands):

                                                                             2003            2002
                                                                             ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        227,702         229,551
                    Variable-rate mortgage loans                                24,440          24,998
                    Fixed-rate unsecured loans                                 999,018         998,975
                                                                         -------------- ---------------
                          Total notes payable                                1,251,160       1,253,524
                Unsecured line of credit                                       178,750          80,000
                                                                         -------------- ---------------
                         Total                                        $      1,429,910       1,333,524
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

         Interest rates paid on the Line, which are based on LIBOR plus .85%, at March 31, 2003 and December 31, 2002 were 2.225% and 2.288%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

         As of March 31, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term-Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2003                                      $          3,672          22,704          26,376
              2004 (includes the Line)                             5,241         399,282         404,523
              2005                                                 4,045         147,746         151,791
              2006                                                 3,359          24,093          27,452
              2007                                                 2,768          25,699          28,467
              Beyond Five years                                   19,181         766,310         785,491
              Unamortized debt premiums                                -           5,810           5,810
                                                           -------------- --------------- ---------------
                   Total                                $         38,266       1,391,644       1,429,910
                                                           ============== =============== ===============

         Unconsolidated partnerships and joint ventures in which we have an investment had notes and mortgage loans payable of $170.3 million at March 31, 2003 and the Company's proportionate share of these loans was $40.5 million.

         RCLP has issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. RCLP sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At March 31, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.72%.

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

Results from Operations
-----------------------

Comparison of March 31, 2003 to March 31, 2002

         At March 31, 2003, we were operating or developing 261 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are those properties that are generally greater than 90% leased and, if they were developed, are more than three years beyond their original development start date. At March 31, 2003, we had 230 stabilized shopping centers that were 94.9% leased.

         Revenues increased $9.9 million, or 11%, to $97.5 million in 2003. This increase was due primarily to our realization of a full year of revenues from new 2002 developments and from growth in rental rates of the operating properties. In 2003, rental rates grew by 9.7% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $5 million, or 8%, and recoveries from tenants increased $2 million, or 11%.

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

         Service operations revenue increased $1.9 million to $3.9 million in 2003, or 95%. The increase was primarily due to a $2.3 million increase in gains from the sale of land and outparcels and an $813,785 increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $1.2 million dollar decrease resulting from selling fewer developments during 2003 than in 2002.

         Operating expenses increased $5.6 million, or 14%, to $50 million in 2003. Combined operating, maintenance, and real estate taxes increased $2.7 million, or 13%, during 2003 to $23.6 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $4.1 million during 2003 compared with $4 million in 2002, or 4% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $2.8 million during 2003 related to higher acquisition and development activity.

         Net interest expense increased to $20.6 million in 2003 from $19.6 million in 2002, or 5%. The increase was primarily due to higher debt balances in 2003 than 2002. Average interest rates on outstanding debt declined to 6.84% at March 31, 2003 from 6.90% at March 31, 2002.

         The loss from discontinued operations was $668,238 in 2003 primarily due to the sale of three properties with a combined loss on sale of $451,986. The restated 2002 operating income from discontinued operations is $4.4 compared to $1.5 million originally reported in 2002 due to the reclassification of $2.9 million of operating income for properties sold in 2002 and 2003 in conformance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002. Operating (loss) or income and loss or gains on sales from discontinued operations are shown net of minority interest of exchangeable partnership units totaling ($16,572) and $158,059 for the three months ended March 31, 2003 and 2002, respectively.

        Net income for common stockholders was $17.9 million in 2003 compared with $24.5 million in 2002, or a 27% decrease due to the reduction of gain on sale of operating properties of $1.5 million, increased depreciation expense and $2.7 million related to the redemption of preferred units previously discussed. Diluted earnings per share were $0.30 in 2003 compared with $0.42 in 2002, or 29%.

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

                                                                                                                         Fair
                                        2003        2004      2005       2006      2007     Thereafter      Total        Value
                                        ----        ----      ----       ----      ----     ----------      -----        -----
Fixed rate debt                      $ 16,749     210,960    151,791    27,452    28,467     785,491     1,220,910    1,224,643

Average interest rate for all debt      7.59%      7.62%      7.61%      7.62%     7.60%      7.63%           -            -

Variable rate LIBOR debt             $  9,627     193,563       -          -         -          -          203,190      203,190
Average interest rate for all debt      2.04%      2.04%        -          -         -          -             -            -



         As the table incorporates only those exposures that exist as of March 31, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, its hedging strategies at that time, and interest rates.

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


         Date:  May  9, 2003          REGENCY CENTERS CORPORATION



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



/s/ Martin E. Stein, Jr.
------------------------
Martin E. Stein, Jr.
May 8, 2003

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





/s/ Bruce M. Johnson
--------------------
Bruce M. Johnson
May 8, 2003

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



/s/ Mary Lou Fiala
------------------
Mary Lou Fiala
May 8, 2003