Form 10-Q
period 2003-06-30
REGENCY CENTERS CORP
filed 2003-08-12
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as de fined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]


                   (Applicable only to Corporate Registrants)

As of August 8, 2003, there were 55,885,179 shares outstanding of the Registrant's common stock.

                           REGENCY CENTERS CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                         June 30,                December 31,
                                                                                           2003                      2002
                                                                                           ----                      ----
Assets
Real estate investments at cost:
     Land                                                                          $      732,184,833               715,255,513
     Buildings and improvements                                                         2,011,795,946             1,973,501,081
                                                                                     -----------------         -----------------
                                                                                        2,743,980,779             2,688,756,594
     Less:  accumulated depreciation                                                      273,193,132               244,595,928
                                                                                     -----------------         -----------------
                                                                                        2,470,787,647             2,444,160,666
     Properties in development                                                            288,396,034               276,085,435
     Operating properties held for sale                                                    10,685,396                 5,658,905
     Investments in real estate partnerships                                              131,599,044               125,482,151
                                                                                     -----------------         -----------------
          Net real estate investments                                                   2,901,468,121             2,851,387,157

Cash and cash equivalents                                                                  45,926,882                56,447,329
Notes receivable                                                                           11,400,667                56,630,876
Tenant receivables, net of allowance for uncollectible accounts of $3,968,360 and $4,258,891 at June 30, 2003
     and December 31, 2002, respectively                                                   32,449,975                47,983,160
Deferred costs, less accumulated amortization of $29,814,279 and
     $25,588,464 at June 30, 2003 and December 31, 2002, respectively                      36,439,470                37,367,196
Other assets                                                                               17,004,287                19,112,148
                                                                                     -----------------         -----------------
                                                                                   $    3,044,689,402             3,068,927,866
                                                                                     =================         =================

Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                                 $    1,257,822,840             1,253,524,045
     Unsecured line of credit                                                             228,000,000                80,000,000
     Accounts payable and other liabilities                                                74,589,988                83,977,263
     Tenants' security and escrow deposits                                                  9,393,165                 8,847,603
                                                                                     -----------------         -----------------
          Total liabilities                                                             1,569,805,993             1,426,348,911
                                                                                     -----------------         -----------------

Preferred units                                                                           302,325,891               375,403,652
Exchangeable operating partnership units                                                   26,985,381                30,629,974
Limited partners' interest in consolidated partnerships                                    16,697,663                14,825,256
                                                                                     -----------------         -----------------
          Total minority interest                                                         346,008,935               420,858,882
                                                                                     -----------------         -----------------

Stockholders' equity:
     Series 3 cumulative redeemable preferred stock, $.01 par value per share,
        300,000 shares authorized, issued and outstanding
        at June 30, 2003; liquidation preference $250 per share                            75,000,000                         -
     Series 2 cumulative convertible preferred stock and paid in capital,
        $.01 par value per share: 1,502,532 shares authorized; 450,400 shares issued and outstanding at December 31, 2002;
        liquidation preference $20.83 per share                                                     -                10,505,591
     Common stock $.01 par value per share: 150,000,000 shares
        authorized; 64,504,010 and 63,480,417 shares issued
        at June 30, 2003 and December 31, 2002, respectively                                  645,040                   634,804
     Treasury stock; 8,585,717 and 3,923,381 shares held at
        June 30, 2003 and December 31, 2002, respectively, at cost                       (228,249,977)              (77,698,485)
     Additional paid in capital                                                         1,380,288,224             1,367,808,138
     Distributions in excess of net income                                                (98,808,813)              (79,529,975)
                                                                                     -----------------         -----------------
          Total stockholders' equity                                                    1,128,874,474             1,221,720,073
                                                                                     -----------------         -----------------

Commitments and contingencies
                                                                                   $    3,044,689,402             3,068,927,866
                                                                                     =================         =================


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
                For the Three Months ended June 30, 2003 and 2002
                                   (unaudited)

                                                                                           2003                     2002
                                                                                           ----                     ----
Revenues:
     Minimum rent                                                                 $        70,253,844               65,965,120
     Percentage rent                                                                          460,837                  338,004
     Recoveries from tenants                                                               19,458,337               18,609,279
     Service operations revenue                                                             9,311,296                2,420,368
     Equity in income of investments in
        real estate partnerships                                                            1,984,089                1,819,700
                                                                                    ------------------       ------------------
           Total revenues                                                                 101,468,403               89,152,471
                                                                                    ------------------       ------------------

Operating expenses:
     Depreciation and amortization                                                         18,670,025               16,618,214
     Operating and maintenance                                                             13,435,961               12,274,526
     General and administrative                                                             6,165,875                5,221,559
     Real estate taxes                                                                      9,849,357                9,406,449
     Other expenses                                                                           677,699                  350,249
                                                                                    ------------------       ------------------
           Total operating expenses                                                        48,798,917               43,870,997
                                                                                    ------------------       ------------------

Other expense (income):
     Interest expense, net of interest income of $385,200
        and $602,530 in 2003 and 2002, respectively                                        20,902,459               21,166,320
     Provision for loss on operating properties                                             1,968,520                2,364,480
     Other income                                                                                   -               (2,383,524)
                                                                                    ------------------       ------------------
           Total other expense                                                             22,870,979               21,147,276
                                                                                    ------------------       ------------------

           Income before minority interests                                                29,798,507               24,134,198

Minority interest preferred units                                                          (6,706,251)              (8,368,752)
Minority interest of exchangeable operating partnership units                                (542,962)                (386,298)
Minority interest of limited partners                                                        (140,415)                (125,873)
                                                                                    ------------------       ------------------

           Income from continuing operations                                               22,408,879               15,253,275

Discontinued operations, net:
     Operating (loss) income from discontinued operations                                     (71,136)               4,938,368
     Gain on sale of operating properties and properties in development                     4,654,152                2,798,574
                                                                                    ------------------       ------------------
           Income from discontinued operations                                              4,583,016                7,736,942
                                                                                    ------------------       ------------------

           Net income                                                                      26,991,895               22,990,217

Preferred stock dividends                                                                  (1,359,880)                (758,628)
                                                                                    ------------------       ------------------

           Net income for common stockholders                                     $        25,632,015               22,231,589
                                                                                    ==================       ==================

Income per common share - Basic:
     Income from continuing operations                                            $              0.35                     0.25
     Discontinued operations                                                      $              0.08                     0.13
                                                                                    ------------------       ------------------
           Net income for common stockholders per share                           $              0.43                     0.38
                                                                                    ==================       ==================

Income per common share - Diluted:
     Income from continuing operations                                            $              0.34                     0.25
     Discontinued operations                                                      $              0.08                     0.13
                                                                                    ------------------       ------------------
          Net income for common stockholders per share                            $              0.42                     0.38
                                                                                    ==================       ==================

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Operations
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)

                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $       139,434,434              130,086,563
     Percentage rent                                                                          767,638                  931,035
     Recoveries from tenants                                                               40,173,705               37,311,177
     Service operations revenue                                                            13,248,411                4,134,738
     Equity in income of investments in
        real estate partnerships                                                            4,320,068                2,885,210
                                                                                    ------------------       ------------------
           Total revenues                                                                 197,944,256              175,348,723
                                                                                    ------------------       ------------------

Operating expenses:
     Depreciation and amortization                                                         37,202,820               32,543,397
     Operating and maintenance                                                             26,596,379               23,347,831
     General and administrative                                                            10,300,774                9,211,154
     Real estate taxes                                                                     20,005,375               19,016,729
     Other expenses                                                                         1,104,438                  709,592
                                                                                    ------------------       ------------------
           Total operating expenses                                                        95,209,786               84,828,703
                                                                                    ------------------       ------------------

Other expense (income):
     Interest expense, net of interest income of $1,277,866
        and $1,444,168 in 2003 and 2002, respectively                                      41,570,463               41,029,660
     Gain on sale of operating properties                                                           -               (1,494,225)
     Provision for loss on operating properties                                             1,968,520                2,364,480
     Other income                                                                                   -               (2,383,524)
                                                                                    ------------------       ------------------
           Total other expense                                                             43,538,983               39,516,391
                                                                                    ------------------       ------------------

           Income before minority interests                                                59,195,487               51,003,629

Minority interest preferred units                                                         (17,488,630)             (16,737,504)
Minority interest of exchangeable operating partnership units                                (984,255)                (847,846)
Minority interest of limited partners                                                        (204,123)                (234,985)
                                                                                    ------------------       ------------------

           Income from continuing operations                                               40,518,479               33,183,294

Discontinued operations, net:
     Operating income from discontinued operations                                            370,428               10,362,248
     Gain on sale of operating properties and properties in development                     4,027,440                4,721,338
                                                                                    ------------------       ------------------
           Income from discontinued operations                                              4,397,868               15,083,586
                                                                                    ------------------       ------------------

           Net income                                                                      44,916,347               48,266,880

Preferred stock dividends                                                                  (1,359,880)              (1,517,256)
                                                                                    ------------------       ------------------

           Net income for common stockholders                                     $        43,556,467               46,749,624
                                                                                    ==================       ==================

Income per common share - Basic:
     Income from continuing operations                                            $              0.65                     0.55
     Discontinued operations                                                      $              0.07                     0.26
                                                                                    ------------------       ------------------
           Net income for common stockholders per share                           $              0.72                     0.81
                                                                                    ==================       ==================

Income per common share - Diluted:
     Income from continuing operations                                            $              0.65                     0.54
     Discontinued operations                                                      $              0.07                     0.26
                                                                                    ------------------       ------------------
          Net income for common stockholders per share                            $              0.72                     0.80
                                                                                    ==================       ==================

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months ended June 30, 2003


                                                                                    Additional       Distributions      Total
                                      Series 2 and 3    Common        Treasury        Paid In        in Excess of   Stockholders'
                                      Preferred Stock   Stock         Stock           Capital         Net Income        Equity
                                      ---------------  ---------  ---------------  ---------------   -------------  ---------------
Balance at
     December  31, 2002           $     10,505,591     634,804      (77,698,485)   1,367,808,138     (79,529,975)   1,221,720,073
Common stock issued as
  compensation or purchased by
  directors or officers                          -       4,213             (532)       5,532,512               -        5,536,193
Common stock issued for exercise
  of stock options, net of shares
  cancelled                                      -       1,081          (49,077)      (3,248,443)              -       (3,296,439)
Common stock issued for
  partnership units exchanged                    -         438                -        1,163,105               -        1,163,543
Common stock issued for Series 2
  preferred stock exchanged            (10,505,591)      4,504                -       10,501,087               -                -
Series 3 preferred stock issued         75,000,000           -                -       (2,605,193)              -       72,394,807
Repurchase of common stock                       -           -     (150,501,883)               -               -     (150,501,883)
Reallocation of minority interest                -           -                -        1,137,018               -        1,137,018
Cash dividends declared:
  Common stock ($1.04 per share)                 -           -                -                -     (64,195,185)     (64,195,185)
Net income                                       -           -                -                -      44,916,347       44,916,347
                                      -------------  ----------  ---------------  ---------------   -------------  ---------------
Balance at
     June 30, 2003                $     75,000,000     645,040     (228,249,977)   1,380,288,224     (98,808,813)   1,128,874,474
                                      =============  ==========  ===============  ===============   =============  ===============


See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                           2003                    2002
                                                                                           ----                    ----
Cash flows from operating activities:
    Net income                                                                     $       44,916,347              48,266,880
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                    37,762,851              35,345,863
          Deferred loan cost and debt premium amortization                                  1,063,333                 579,760
          Stock based compensation                                                          5,770,037               4,061,109
          Minority interest preferred units                                                17,488,630              16,737,504
          Minority interest of exchangeable operating partnership units                     1,091,938               1,233,018
          Minority interest of limited partners                                               204,123                 234,985
          Equity in income of investments in real estate partnerships                      (4,320,068)             (2,885,210)
          Gain on sale of operating properties                                             (4,126,054)             (6,336,126)
          Provision for loss on operating properties                                        1,968,520               2,364,480
          Other income - gain on early extinguishment of debt                                       -              (2,383,524)
          Distributions from operations of investments in real estate partnerships          4,928,871               2,445,123
          Changes in assets and liabilities:
              Tenant receivables                                                           14,715,870               4,846,288
              Deferred leasing costs                                                       (5,404,589)             (5,743,087)
              Other assets                                                                  3,389,085                (909,558)
              Accounts payable and other liabilities                                      (23,070,267)             (8,864,235)
              Tenants' security and escrow deposits                                           771,372                 492,752
                                                                                     -----------------       -----------------
                 Net cash provided by operating activities                                 97,149,999              89,486,022
                                                                                     -----------------       -----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                          (156,511,018)           (122,942,817)
     Proceeds from sale of real estate                                                     97,849,071             152,570,119
     Investments in real estate partnerships                                               (6,476,771)            (19,452,091)
     Capital improvements                                                                  (6,501,585)             (8,065,785)
     Proceeds from sale of investments in real estate partnerships                                  -               2,388,319
     Repayment of notes receivable, net                                                    45,230,209              15,147,713
     Distributions received from investments in real estate partnerships                   10,303,375               5,901,647
                                                                                     -----------------       -----------------
                 Net cash (used in) provided by investing activities                      (16,106,719)             25,547,105
                                                                                     -----------------       -----------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                                  968,460               3,500,499
     Repurchase of common stock                                                          (150,501,883)             (2,725,000)
     Partial redemption of preferred units                                                (75,750,000)                      -
     Redemption of exchangeable operating partnership units                                  (973,504)                (83,232)
     Net distributions to limited partners in consolidated partnerships                       (89,000)                      -
     Distributions to exchangeable operating partnership unit holders                      (1,462,466)             (1,593,543)
     Distributions to preferred unit holders                                              (14,816,391)            (16,737,504)
     Dividends paid to common stockholders                                                (62,835,305)            (59,106,146)
     Dividends paid to preferred stockholders                                              (1,359,880)             (1,517,256)
     Net proceeds from issuance of Series 3 preferred stock                                72,394,807                       -
     Net proceeds from fixed rate unsecured notes                                                   -             249,625,000
     Proceeds (repayment) of unsecured line of credit, net                                148,000,000            (194,000,000)
     Repayment of notes payable                                                            (2,257,943)            (46,339,199)
     Scheduled principal payments                                                          (2,880,622)             (2,615,870)
     Deferred loan costs                                                                            -              (2,070,986)
                                                                                     -----------------       -----------------
                 Net cash used in financing activities                                    (91,563,727)            (73,663,237)
                                                                                     -----------------       -----------------

                 Net (decrease) increase in cash and cash equivalents                     (10,520,447)             41,369,890

Cash and cash equivalents at beginning of period                                           56,447,329              27,853,264
                                                                                     -----------------       -----------------

Cash and cash equivalents at end of period                                         $       45,926,882              69,223,154
                                                                                     =================       =================

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)
                                    continued


                                                                                           2003                    2002
                                                                                           ----                    ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $6,192,236 and $7,870,311
   in 2003 and 2002, respectively)                                                $        41,799,073              34,747,465
                                                                                     =================       =================

Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of real estate                         $        15,341,889               6,400,000
                                                                                     =================       =================

Real estate contributed as investment in real estate partnerships                 $        12,646,495               3,887,445
                                                                                     =================       =================

Real estate contributed from limited partners' in consolidated partnerships       $         1,757,284                       -
                                                                                     =================       =================

Mortgage debt assumed by purchaser on sale of real estate                         $         5,253,767                       -
                                                                                     =================       =================

Notes receivable taken in connection with sales of operating properties
   and properties in development                                                  $                 -               4,852,700
                                                                                     =================       =================



See accompanying notes to consolidated financial statements.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

1.       Summary of Significant Accounting Policies

         (a)   Organization and Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly-owned qualified REIT subsidiaries, and partnerships in which it has voting control (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units ("Units") of Regency Centers, L.P. ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. Generally all of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993.

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

                                  June 30, 2003

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

               The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, the Company recorded a provision for loss of $2 million related to adjusting three operating properties down to estimated fair value. The fair values of the operating properties were determined by using prices for similar assets in their respective markets.

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

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

       (d)     Deferred Costs

               Deferred costs include deferred leasing costs, leasing intangibles acquired in business combinations and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Leasing intangibles represent costs associated with the allocation of purchase price value to in-place leases of acquired properties. Net deferred leasing costs and leasing intangibles were $27.3 million and $26.5 million at June 30, 2003 and December 31, 2002, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.1 million and $10.9 million at June 30, 2003 and December 31, 2002, respectively.

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

               Repurchases of the Company's common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders' equity. Outstanding shares do not include treasury shares.

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

               The Company applies Opinion 25 in accounting for its stock-based compensation plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based employee awards under Statement 123, the Company's net income for common stockholders for the three month and six month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated on the following page (in thousands except per share data):

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

       (f)     Stock-Based Compensation (continued)

                                                                             For the three months ended
                                                                                      June 30,
                                                                                  2003            2002
                                                                                  ----            ----
                  Net income  for common stockholders
                    as reported:                                         $         25,632          22,232
                  Add:  stock-based employee compensation
                    expense included in reported net income                         2,901           2,049
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                         3,520           3,071
                                                                            -------------- ---------------
                  Pro forma net income                                   $         25,013          21,210
                                                                            ============== ===============

                   Earnings per share:
                      Basic - as reported                                $           0.43            0.38
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.42            0.36
                                                                            ============== ===============

                      Diluted - as reported                              $           0.42            0.38
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.41            0.36
                                                                            ============== ===============

                                                                              For the six months ended
                                                                                      June 30,
                                                                                  2003            2002
                                                                                  ----            ----
                  Net income  for common stockholders
                    as reported:                                         $         43,556          46,750
                  Add:  stock-based employee compensation
                    expense included in reported net income                         5,770           4,061
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                         7,615           6,105
                                                                            -------------- ---------------
                  Pro forma net income                                   $         41,711          44,706
                                                                            ============== ===============

                    Earnings per share:
                      Basic - as reported                                $           0.72            0.81
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.69            0.77
                                                                            ============== ===============

                      Diluted - as reported                              $           0.72            0.80
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.69            0.77
                                                                            ============== ===============

       (g)     Consolidation of Variable Interest Entities

               In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


       (g)     Consolidation of Variable Interest Entities (continued)

               the interpretation. Interpretation 46 requires that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period beginning after June 15, 2003 to those variable interest entities created before February 1, 2003. The Company did not create any variable interest entities after January 31, 2003. The Company has completed its evaluation of the applicability of this interpretation to its structures created before February 1, 2003 and its adoption will not have a material effect on the financial statements.

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

2.     Discontinued Operations

       During 2003, the Company sold 100% of its interest in five operating properties for proceeds of $39.1 million and the combined net income and gain on these sales of $4.4 million is included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2003 and 2002, as well as, operating properties held for sale, were $1.8 million and $18 million for the six months ended June 30, 2003 and 2002, respectively. The operating income from these properties was $370,428 and $10.4 million for the six months ended June 30, 2003 and 2002, respectively. Operating income and gains on sales included in

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

2.     Discontinued Operations (continued)

       discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $107,683 and $385,173 for the six months ended June 30, 2003 and 2002, respectively. The revenues for the two properties categorized as held for sale were $736,091 and $976,077 as of June 30, 2003 and 2002, respectively. The operating (loss) income for the properties held for sale was ($13,292) and $487,559 as of June 30, 2003 and 2002, respectively. It is anticipated that these properties will be sold in the third quarter of 2003.

3.     Investments in Real Estate and Real Estate Partnerships

       During 2003, the Company acquired two grocery-anchored shopping centers for $35 million. The 2003 acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the date of the acquisition. Acquisitions (either individually or in the aggregate) were not significant to the operations of the Company in the periods in which they were acquired or the period preceding the acquisition.

       The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company's combined investment in these partnerships was $131.6 million and $125.5 million at June 30, 2003 and December 31, 2002, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. As of June 30, 2003, MCWR acquired five shopping centers from the Company for $55.3 million, for which the Company received net proceeds of $37.1 million. Since the Company has a continuing involvement in these properties, the development gains recognized by the Company on these sales represents gain recognition on only that portion of the sale to MCWR not owned by the Company and are not included in discontinued operations. The gains on these sales of $5.9 million are recorded in service operations revenue in the Company's consolidated statements of operations.

       The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. During the second quarter, Columbia purchased a shopping center for $20 million.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

3. Investments in Real Estate and Real Estate Partnerships (continued)

       The Company's investments in real estate partnerships as of June 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                              Ownership               2003          2002
                                                              ---------               ----          ----
       Columbia Regency Retail Partners, LLC                     20%         $        46,301        42,413
       RRG-RMC Tracy, LLC                                        50%                  23,640        23,269
       Macquarie CountryWide-Regency, LLC                        25%                  23,535        22,281
       OTR/Regency Texas Realty Holdings, L.P.                   30%                  16,024        15,992
       Tinwood, LLC                                              50%                  10,478        10,983
       Regency Woodlands/Kuykendahl, Ltd.                        50%                   8,682         7,973
       Jog Road, LLC                                             50%                   2,939         2,571
                                                                                  ---------------------------
                                                                              $      131,599       125,482
                                                                                  ===========================

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                         June 30,            December 31,
                                                                           2003                  2002
                                                                           ----                  ----
       Balance Sheet:
       Investment in real estate, net                            $         621,061             553,118
       Other assets                                                         19,165              15,721
                                                                    ----------------    ---------------
             Total assets                                        $         640,226             568,839
                                                                    ================    ===============

       Notes payable                                             $         204,534             167,071
       Other liabilities                                                    13,062              10,386
       Equity and partners' capital                                        422,630             391,382
                                                                    ----------------    ---------------
             Total liabilities and equity                        $         640,226             568,839
                                                                    ================    ===============

       Unconsolidated partnerships and joint ventures had notes payable of $204.5 million at June 30, 2003 and the Company's proportionate share of these loans was $49.5 million.

       The revenues and expenses on a combined basis are summarized as follows for the three months ended June 30, 2003 and 2002:

                                                                            2003                  2002
                                                                            ----                  ----
       Statement of Operations:
       Total revenues                                            $         17,110                11,200
       Total expenses                                                      10,975                 5,538
                                                                     -------------------    ------------------
            Net income                                           $          6,135                 5,662
                                                                     ===================    ==================

       The revenues and expenses on a combined basis are summarized as follows for the six months ended June 30, 2003 and 2002:

                                                                            2003                  2002
                                                                            ----                  ----
       Statement of Operations:
       Total revenues                                            $         33,356                20,472
       Total expenses                                                      20,552                10,048
                                                                     -------------------    ------------------
            Net income                                           $         12,804                10,424
                                                                     ===================    ==================

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


4.     Notes Payable and Unsecured Line of Credit

       The Company's outstanding debt at June 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                              2003            2002
                                                              ----            ----
                Notes Payable:
                  Fixed rate mortgage loans           $         234,373         229,551
                  Variable rate mortgage loans                   24,389          24,998
                  Fixed rate unsecured loans                    999,061         998,975
                                                         --------------- ---------------
                     Total notes payable                      1,257,823       1,253,524
                Unsecured line of credit                        228,000          80,000
                                                         --------------- ---------------
                     Total                            $       1,485,823       1,333,524
                                                         =============== ===============


       Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 1.9125% and 2.2880% at June 30, 2003 and December 31, 2002, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

       During the second quarter, the Company assumed debt with a fair value of $13.3 million related to the acquisition of a property, which includes a debt premium of $797,303 based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the terms of the related debt instrument.

       As of June 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   ----------------------------------------------

              2003                                      $          2,862          20,802          23,664
              2004 (includes the Line)                             5,253         450,558         455,811
              2005                                                 4,060         147,630         151,690
              2006                                                 3,377          24,043          27,420
              2007                                                 2,787          25,647          28,434
              Beyond 5 Years                                      19,707         772,858         792,565
              Unamortized debt premiums                                -           6,239           6,239
                                                           ----------------------------------------------
                   Total                                $         38,046       1,447,777       1,485,823
                                                           ==============================================

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

5.     Stockholders' Equity and Minority Interest

       (a) The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At June 30, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.68% and 8.72%, respectively.

               During the first quarter of 2003, the Company redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Company paid a 1% premium on the face value of the redeemed units totaling $750,000. The redemption was funded from proceeds from our Line.

               Terms and conditions of the Preferred Units outstanding as of June 30, 2003 are summarized as follows:

                   Units              Issue              Amount       Distribution       Callable        Exchangeable
   Series       Outstanding           Price           Outstanding         Rate          by Company       by Unitholder
-----------------------------------------------------------------------------------------------------------------------

Series A            1,600,000    $    50.00        $      80,000,000     8.125%          06/25/03          06/25/08
Series B              850,000        100.00               85,000,000     8.750%          09/03/04          09/03/09
Series C              400,000        100.00               40,000,000     9.000%          09/03/04          09/03/09
Series D              500,000        100.00               50,000,000     9.125%          09/29/04          09/29/09
Series E              300,000        100.00               30,000,000     8.750%          05/25/05          05/25/10
Series F              240,000        100.00               24,000,000     8.750%          09/08/05          09/08/10
               ---------------                      -----------------
                    3,890,000                      $     309,000,000
               ===============                      =================


       (b) Until June 24, 2003, Security Capital beneficially owned 34,273,236 shares, representing 56.6% of the voting stock outstanding of Regency. On June 24, 3002, Security Capital sold common stock through (1) an underwritten public offering (the "Secondary Offering"), and (2) the sale of shares to Regency pursuant to a Purchase and Sale Agreement dated June 11, 2003 (the "Purchase and Sale Agreement"), and also agreed to sell the balance of the shares pursuant to forward sales contracts.

               Security Capital sold 9,666,356 shares of common stock in the Secondary Offering. On June 24, 2003, it also sold 4,606,880 shares of common stock to Regency at the public offering price of $32.56 per share pursuant to the Purchase and Sale Agreement. The purchase price of $150 million was funded from the Company's Line. Currently, Security Capital owns 20,000,000 shares of common stock (constituting approximately 35.8% of Regency's outstanding common stock) all of which are subject to forward sales contracts. Upon settlement of all of the forward sales contracts, which provide for settlement at various times during the first half of 2004, or earlier at the election of Security Capital, Security Capital will

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003



5.     Stockholders' Equity and Minority Interest (continued)


       (b) no longer own any shares of Regency common stock, unless Security Capital elects to settle one or more of the forward contracts in cash rather than by delivery of shares of common stock.

               Concurrently with the closing of the Secondary Offering and the sale of common stock to Regency, Security Capital and Regency terminated the Stockholders Agreement dated as of July 10, 1996, as amended. This termination was pursuant to an Agreement Relating to Disposition of Shares dated as of June 11, 2003 (the "Disposition Agreement"). Under the Disposition Agreement, Security Capital also agreed that, following the closing of the Secondary Offering, it will vote any shares of common stock that are subject to forward contracts and over which it has voting power in the same proportion as shares are voted by other shareholders of Regency. In addition, Security Capital agreed that, if it settles forward contracts in cash rather than shares, within 100 trading days thereafter, it will sell a sufficient number of shares so that it will no longer beneficially own shares with a value in excess of 7% of the total value of Regency's capital stock.

               Security Capital also agreed in the Disposition Agreement to waive the special ownership limit created for it in Regency's articles of incorporation. Once Security Capital reduces its ownership to 7% or less after the forward contracts settle in 2004, it will be subject to the same 7% ownership limit in Regency's articles of incorporation that applies to other shareholders.

       (c) During the first quarter of 2003, the holder of the Series 2 preferred stock converted all of its remaining 450,400 preferred shares into common stock at a conversion ratio of 1:1.

       (d) On April 3, 2003, the Company received proceeds from a $75 million offering of 3,000,000 depositary shares representing 300,000 shares of Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are not convertible into common stock of the Company and are redeemable at par upon Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to reduce the Line.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

6.     Earnings per Share

       The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2003 and 2002 (in thousands except per share data):

                                                                          2003                 2002
                                                                          ----                 ----
         Numerator:
         ----------
         Income from continuing operations                       $             22,409               15,253
         Discontinued operations                                                4,583                7,737
                                                                    ------------------   ------------------
         Net income                                                            26,992               22,990
         Less: Preferred stock dividends                                        1,360                  758
                                                                    ------------------   ------------------
         Net income for common stockholders - Basic                            25,632               22,232
         Add:  Minority interest of exchangeable operating
           partnership units - continuing operations                              543                  386
         Minority interest of exchangeable operating
            partnership units - discontinued operations                           112                  196
                                                                    ------------------   ------------------
         Net income for common stockholders - Diluted            $             26,287               22,814
                                                                    ==================   ==================

         Denominator:
         ------------
         Weighted average common shares
           outstanding for Basic EPS                                           60,162               58,120
         Exchangeable operating partnership units                               1,463                1,520
         Incremental shares to be issued under common
           stock options using the Treasury stock method                          386                  459
                                                                    ------------------   ------------------
         Weighted average common shares outstanding
           for Diluted EPS                                                     62,011               60,099
                                                                    ==================   ==================

         Income per common share - Basic
         -------------------------------
         Income from continuing operations                       $               0.35                 0.25
         Discontinued operations                                 $               0.08                 0.13
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.43                 0.38
                                                                    ==================   ==================

         Income per common share - Diluted
         ---------------------------------
         Income from continuing operations                       $               0.34                 0.25
         Discontinued operations                                 $               0.08                 0.13
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.42                 0.38
                                                                    ==================   ==================

       The Series 2 preferred stock is not included in the above calculation for periods prior to the conversion in the first quarter of 2003 and the fourth quarter of 2002 because its effects were anti-dilutive.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

6.     Earnings per Share (continued)

       The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2003 and 2002 (in thousands except per share data):

                                                                          2003                 2002
                                                                          ----                 ----
         Numerator:
         ----------
         Income from continuing operations                       $             40,518               33,183
         Discontinued operations                                                4,398               15,084
                                                                    ------------------   ------------------
         Net income                                                            44,916               48,267
         Less: Preferred stock dividends                                        1,360                1,517
                                                                    ------------------   ------------------
         Net income for common stockholders - Basic                            43,556               46,750
         Add:  Minority interest of exchangeable operating
           partnership units - continuing operations                              984                  848
         Minority interest of exchangeable operating
            partnership units - discontinued operations                           108                  385
                                                                    ------------------   ------------------
         Net income for common stockholders - Diluted            $             44,648               47,983
                                                                    ==================   ==================

         Denominator:
         -------------
         Weighted average common shares
           outstanding for Basic EPS                                           60,167               57,953
         Exchangeable operating partnership units                               1,480                1,529
         Incremental shares to be issued under common
           stock options using the Treasury stock method                          412                  425
                                                                    ------------------   ------------------
         Weighted average common shares outstanding
           for Diluted EPS                                                     62,059               59,907
                                                                    ==================   ==================

         Income per common share - Basic
         Income from continuing operations                       $               0.65                 0.55
         Discontinued operations                                 $               0.07                 0.26
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.72                 0.81
                                                                    ==================   ==================

         Income per common share - Diluted
         Income from continuing operations                       $               0.65                 0.54
         Discontinued operations                                 $               0.07                 0.26
                                                                    ------------------   ------------------
         Net income for common stockholders
           per share                                             $               0.72                 0.80
                                                                    ==================   ==================

       The Series 2 preferred stock is not included in the above calculation for periods prior to the conversion in the first quarter of 2003 and the fourth quarter of 2002 because its effects were anti-dilutive.

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

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their gross leasable areas ("GLA") follows:

                         June 30, 2003                                  December 31, 2002
      Location           # Properties         GLA          % Leased *      # Properties         GLA          % Leased *
      --------           ------------         ---          ----------      ------------         ---          ----------
Florida                       52              6,100,705       93.6%             53              6,193,550      91.9%
California                    45              5,450,014       98.6%             43              5,125,030      99.1%
Texas                         41              5,311,782       93.4%             40              5,123,197      93.6%
Georgia                       23              2,255,993       94.0%             24              2,437,712      93.9%
Ohio                          14              1,901,604       90.0%             14              1,901,684      91.4%
Colorado                      14              1,524,427       97.7%             15              1,538,570      98.0%
North Carolina                10              1,050,043       98.7%             12              1,225,201      97.6%
Virginia                       8              1,017,101       99.4%              7                872,796      96.8%
Washington                     9                986,374       99.1%              9                986,374      98.9%
Oregon                         9                891,853       94.5%              9                822,115      93.7%
Alabama                        8                698,235       95.2%              7                644,896      94.3%
Arizona                        5                501,005       96.4%              6                525,701      96.3%
Tennessee                      6                444,234       98.3%              6                444,234      95.3%
Illinois                       3                408,211       95.4%              2                300,477      96.1%
South Carolina                 5                339,926       99.1%              5                339,256      99.1%
Kentucky                       2                301,025       96.9%              2                304,659      96.6%
Michigan                       3                279,265       93.2%              3                279,265      92.6%
Delaware                       2                240,418       99.5%              2                240,418      99.0%
New Jersey                     1                 88,993         -                1                 88,993        -
Missouri                       1                 82,498       92.9%              1                 82,498      92.9%
Pennsylvania                   1                  6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                    262             29,879,706       95.3%            262             29,482,626      94.8%
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

          The following table summarizes the four largest grocery-tenants occupying our shopping centers, including those partially owned through joint ventures at June 30, 2003:

                                         Percentage of      Percentage of
          Grocery       Number of          Company-           Annualized        Average Remaining
          Anchor        Stores (a)         owned GLA          Base Rent            Lease Term
          -------       ----------       -------------      --------------      -----------------

          Kroger           61               12.0%               8.7%                 15 yrs
          Publix           52                7.1%               4.9%                 13 yrs
          Safeway          46                6.0%               4.6%                 11 yrs
          Albertsons       25                3.2%               2.6%                 15 yrs

         (a)  Includes grocery-tenant-owned stores

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease from the grocery-anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from grocery and other anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         At June 30, 2003, we had 32 projects under construction or undergoing major renovations, which, when completed, are expected to represent an investment of $561.1 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $120.2 million. Costs necessary to complete these developments will be $241.7 million, are generally already committed as part of existing construction contracts, and will be expended through 2005. These developments are approximately 57% complete and 72% pre-leased.

         Regency has a 20% equity interest in and serves as property manager for Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. At June 30, 2003, Columbia owned 13 shopping centers with a net book value of $304.6 million.

         Regency has a 25% equity interest in and serves as property manager for Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. At June 30, 2003, MCWR owned 20 shopping centers with a net book value of $225.2 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from Regency. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that the cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $97.1 million and $89.5 million for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003 and 2002, respectively, we incurred capital expenditures of $6.5 million and $8.1 million to improve our shopping center portfolio, paid scheduled principal payments of $2.9 million and $2.6 million to our lenders, and paid dividends and distributions of $80.5 million and $79.0 million to our share and unit holders.

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

         We have $200 million of 7.4% unsecured debt maturing April 1, 2004. Our risk management objective and strategy is to mitigate the risk of changes in our interest-related cash outflows on a forecasted 10 year issuance of long-term debt which will partially replace the amount maturing on April 1, 2004. We have met this objective by entering into a $96.5 million interest rate swap that began on July 17, 2003 and matures on April 1, 2004. The swap fixed rate is 4.745% and we are the fixed rate payor. We have designated this swap transaction as a cash flow hedge of interest payments on the forecasted 10 year issuance and it will be subject to SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities. The gain or loss that we realize on the swap at maturity will be amortized as a component of interest expense over the term of the newly issued 10 year debt.

         On June 24, 2003, we purchased 4,606,880 shares of stock for $150 million from Security Capital pursuant to a Purchase and Sale Agreement dated June 11, 2003. The purchase was funded from the Line and the shares are held as Treasury shares..

       On April 3, 2003, we received proceeds from a $75 million offering of 3,000,000 depositary shares representing Series 3 Cumulative Redeemable Preferred Stock. The shares are redeemable at par at Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to reduce the Line.

         During the first quarter, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units in a negotiated transaction. The redemptions were portions of each series and we paid a 1% premium on the face value of the redeemed units totaling $750,000 which is recorded as minority interest preferred units. At the time of redemption, $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in minority interest preferred units. The redemption was funded from proceeds from the Line.

         Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell to third parties those operating properties that no longer meet our long-term investment standards. We may also sell a portion of an operating or development property to one of our joint ventures, which may provide Regency with a capital source for new development and acquisitions. By selling a property to a joint venture, Regency owns less than 100% of the property, generally 20% to 50%, and shares the risks and rewards of the property with its partner.

         Proceeds from the sale or joint venturing of properties are included in net investing activities on the Consolidated Statements of Cash Flows. During 2003 net proceeds from the sale or joint venturing of real estate was $97.8 million, compared to $152.6 million during the first six months of 2002. Net cash used in investing activities was $16.1 million for the six months ended June 30, 2003. Net cash provided by investing activities was $25.5 million for the six months ended June 30, 2002. Net cash used in financing activities was $91.6 million and $73.7 million for the six months ended June 30, 2003 and 2002, respectively.

Outstanding debt at June 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                                             2003            2002
                                                                             ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        234,373         229,551
                    Variable-rate mortgage loans                                24,389          24,998
                    Fixed-rate unsecured loans                                 999,061         998,975
                                                                         -------------- ---------------
                          Total notes payable                                1,257,823       1,253,524
                Unsecured line of credit                                       228,000          80,000
                                                                         -------------- ---------------
                         Total                                        $      1,485,823       1,333,524
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

         Interest rates paid on the Line, which are based on LIBOR plus .85%, at June 30, 2003 and December 31, 2002 were 1.9125% and 2.2880%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

         As of June 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term-Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2003                                      $          2,862          20,802          23,664
              2004 (includes the Line)                             5,253         450,558         455,811
              2005                                                 4,060         147,630         151,690
              2006                                                 3,377          24,043          27,420
              2007                                                 2,787          25,647          28,434
              Beyond Five years                                   19,707         772,858         792,565
              Unamortized debt premiums                                -           6,239           6,239
                                                           -------------- --------------- ---------------
                   Total                                $         38,046       1,447,777       1,485,823
                                                           ============== =============== ===============

         Unconsolidated partnerships and joint ventures in which we have an investment had notes and mortgage loans payable of $204.5 million at June 30, 2003 and the Company's proportionate share of these loans was $49.5 million.


         RCLP has issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. RCLP sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.68% and 8.72%, respectively.

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

         Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth in FASB Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" (Statement 144), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, not only those entered into by the Company, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain/loss on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, are also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

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

Results from Operations
-----------------------

Comparison of the six months ended June 30, 2003 to June 30, 2002

         At June 30, 2003, we were operating or developing 262 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 90% leased) or occupied. Stabilized properties are those properties that are generally greater than 90% leased and, if they were developed, are more than three years beyond their original development start date. At June 30, 2003, we had 230 stabilized shopping centers that were 95.3% leased.

         Revenues increased $22.6 million, or 13%, to $197.9 million in 2003. This increase was due primarily to our realization of a full year of revenues from new 2002 developments and from growth in rental rates of the operating properties. In 2003, rental rates grew by 9.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $9.3 million, or 7%, and recoveries from tenants increased $2.9 million, or 8%.

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

         Service operations revenue increased $9.1 million to $13.2 million in 2003, or 220%. The increase was primarily due to a $5.8 million increase in development sales during 2003, a $1.7 million increase in gains from the sale of land and outparcels and a $1.6 million increase in management fees primarily related to the Columbia and MCWR joint ventures.

         Operating expenses increased $10.4 million, or 12%, to $95.2 million in 2003. Combined operating, maintenance, and real estate taxes increased $4.2 million, or 10%, during 2003 to $46.6 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $10.3 million during 2003 compared with $9.2 million in 2002, or 12% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $4.7 million during 2003 related to higher acquisition and development activity.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event the properties are impaired, we write down assets to fair value for "held-and-used" assets and fair value less costs to sell for "held-for-sale" assets. During the six months ended June 30, 2003 and 2002, we recorded a provision for loss of $2 million and $2.4 million, respectively.

         Net interest expense increased to $41.6 million in 2003 from $41.0 million in 2002, or 1%. Weighted average interest rates on outstanding debt declined to 6.58% at June 30, 2003 from 7.09% at June 30, 2002.

         Income from discontinued operations was $4.4 million in 2003 primarily due to the sale of five properties to unrelated parties with a combined gain on sale of $4.3 million. The restated 2002 income from discontinued operations is $15.1 million compared to $8.6 million originally reported in 2002 due to the reclassification of $6.6 million of operating income for properties sold subsequent to June 30, 2002 in compliance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002. Operating income and gains on sales from discontinued operations are shown net of minority interest of exchangeable partnership units totaling $107,683 and $385,173 for the six months ended June 30, 2003 and 2002, respectively.

         Net income for common stockholders was $43.6 million in 2003 compared with $46.7 million in 2002, or a 7% decrease primarily due to reasons previously discussed and a reduction of gain on sale of operating properties of $1.5 million and $2.4 million recorded in other income in 2002 resulting from the early extinguishment of debt. Diluted earnings per share were $0.72 in 2003 compared with $.80 in 2002, or 10% lower.

Comparison of the three months ended June 30, 2003 to June 30, 2002

         Revenues increased $12.3 million, or 14%, to $101.5 million in 2003. Minimum rent increased $4.3 million, or 7%, and recoveries from tenants increased $849,000, or 5%. This increase was due to revenues from 2002 developments and 2002 acquisitions not operating at June 30, 2002 along with rental rate growth on the existing portfolio.

         Service operations revenue increased $6.9 million to $9.3 million in 2003, or 285%. The increase was primarily due to a $6.7 million dollar increase in development sales during 2003, and an $847,000 increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $628,000 decrease resulting from selling fewer outparcels during 2003 than in 2002.

         Operating expenses increased $4.9 million, or 11%, to $48.8 million in 2003. Combined operating, maintenance, and real estate taxes increased $1.6 million, or 7%, during 2003 to $23.3 million. This increase is due to new developments and acquisitions which were not operating at June 30, 2002. General and administrative expenses were $6.2 million during 2003 compared with $5.2 million in 2002, or 18% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $2.1 million during 2003 related to higher acquisition and development activity.

         During the second quarter of 2003 and 2002, we recorded a provision for loss of $2 million and $2.4 million, respectively.

         Net interest expense decreased to $20.9 in 2003 from $21.2 million in 2002, or 1%. Weighted average interest rates on outstanding debt declined to 6.58% at June 30, 2003 from 7.09% at June 30, 2002.

         Income from discontinued operations was $4.6 for the three months ended June 30, 2003 primarily due to the gain recorded on the sale of two properties. The restated income from discontinued operations for the three months ended June 30, 2002 is $7.7 million compared to $3.8 million originally reported in 2002 due to the reclassification of $4 million of operating income for properties sold subsequent to June 30, 2002 in compliance with the adoption of Statement
144. Operating (loss) income and gain on sales from discontinued operations are shown net of minority interest of exchangeable partnership units totaling $112,275 and $195,942 for the three months ended June 30, 2003 and 2002, respectively.

        Net income for common stockholders was $25.6 million in 2003 compared with $22.2 million in 2002, or a 15% increase. Diluted earnings per share were $0.42 in 2003 compared with $.38 in 2002, or 11% higher.

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

                                                                                                                            Fair
                                        2003        2004       2005       2006       2007      Thereafter      Total        Value
                                        ----        ----       ----       ----       ----      ----------      -----        -----
Fixed rate debt                     $   14,121     212,965     151,690    27,420     28,434      792,565     1,227,195    1,277,078
Average interest rate for all debt       7.59%       7.62%       7.61%     7.62%      7.60%        7.62%         -            -

Variable rate LIBOR debt            $    9,543     242,846        -          -          -           -          252,389      252,389
Average interest rate for all debt       2.04%       2.04%        -          -          -           -            -            -


         As the table incorporates only those exposures that exist as of June 30, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, its hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no significant change in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.

Part II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting for Regency Centers Corporation was held on May 6, 2003. The matters to be acted on was the election of one Class III director and four Class I directors to serve terms expiring at the annual meeting of shareholders to be held in 2005 and 2006, respectively. The other matter was to consider and approve the proposed amendment and restatement of Regency's 1993 Long Term Omnibus Plan.

Each of the nominees was elected. The number of shares voted for or withheld as to each nominee was as follows:

Election of one Class III Director

                   Nominee                         For                 Withheld
                   -------                         ---                 --------

          Joseph E. Parsons                     54,615,656              268,800

Election of four Class I Directors

                   Nominee                         For                 Withheld
                   -------                         ---                 --------

          Mary Lou Fiala                        54,621,016              233,440
          C. Ronald Blankenship                 54,615,456              239,000
          Douglas S. Luke                       52,665,112            2,189,344
          Terry N. Worrell                      54,621,216              233,240

The terms of the following incumbent directors continued beyond the meeting:

         Martin E. Stein, Jr.
         Raymond L. Bank
         A. R. Carpenter, Jr.
         J. Dix Druce
         John C. Schweitzer
         Thomas G. Wattles

In June 2003, Mr. Parsons resigned from the Board in connection with the sale by Security Capital of its common stock in Regency.

The amendment and restatement of the 1993 Long Term Omnibus Plan was approved by the affirmative vote of 50,454,889 shares, with 4,360,938 shares voted against and 38,629 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits

          10.1 Second Amendment to Credit Agreement dated as of March 31, 2003, by and among Regency Centers, L.P., Regency Realty Group, Inc., Regency Centers Corporation, and Wells Fargo Bank, National Association, as Agent.

          10.2 Revolving Note dated as of April 1, 2002, by and among Regency Centers, L.P., and Commercebank, N.A., in care of Wells Fargo Bank, National Association, as Agent.

          10.3 Bid Rate Note dated as of April 1, 2003, by and among Regency Centers, L.P., Commercebank, N.A., in care of Wells Fargo Bank, National Association, as Agent.

          10.4 Revolving Note dated as of April 1, 2003, by and among Regency Centers, L.P., Wachovia Bank, National Association, in care of Wells Fargo Bank, National Association, as Agent.

          10.5 Purchase and Sale Agreement by and between Regency Centers Corporation, Security Capital Group Incorporated and Security Capital Shopping Mall Business Trust, dated as of June 11, 2003, filed as Exhibit 99.2 to current report on Form 8-K of Regency Centers Corporation dated June 11, 2003, and incorporated herein by reference.

          10.6 Agreement Relating to Disposition of Shares by and between Regency Centers Corporation and Security Capital Group Incorporated, dated as of June 11, 2003, filed as Exhibit
                      99.3 to current report on Form 8-K of Regency Centers Corporation dated June 11, 2003, and incorporated herein by reference.

          10.7 Regency Centers Corporation Amended and Restated Long Term Omnibus Plan filed as Appendix 1 to Regency's Annual Meeting Proxy Statement dated April 3, 2003 and incorporated herein by reference.

          31.1 Certification of Regency Centers Corporation's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.2 Certification of Regency Centers Corporation's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.3 Certification of Regency Centers Corporation's Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          32.1 Certification of Regency Centers Corporation's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          32.2 Certification of Regency Centers Corporation's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          32.3 Certification of Regency Centers Corporation's Chief Operating Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K

                      1. Current report on Form 8-K dated April 4, 2003 for the purpose of filing exhibits under registration statement no. 333-37911.

                      2. Current report on Form 8-K dated April 10, 2003 for the purpose of reporting termination of the standstill agreement between Regency Centers Corporation and Security Capital Group Incorporated.

                      3. Current report on Form 8-K dated May 6, 2003 for the purpose of furnishing Regency Centers Corporation's earnings release and supplemental information for the three months ended March 31, 2003. **

                      4. Current report on Form 8-K dated June 11, 2003 for the purpose of furnishing the joint press release of Regency Centers Corporation and Security Capital Group Incorporated relating to Security Capital's proposed sale of Regency Centers Corporation common stock.

                      5. Current report on Form 8-K dated June 13, 2003 for the purpose of furnishing a press release announcing Regency Centers Corporation's agreement to purchase $150 million of Regency's common stock from Security Capital Group Incorporated.**

                      6. Current report on Form 8-K dated June 18, 2003 for the purpose of filing exhibits under registration statement no. 333-105408.

                      7. Current report on Form 8-K dated June 24, 2003 for the purpose of reporting a change of control of Regency Centers Corporation.

                          ** Furnished for information only, not deemed to be "filed."

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  August 11, 2003            REGENCY CENTERS CORPORATION



                                           By:      /s/  J. Christian Leavitt
                                              ----------------------------------
                                                    Senior Vice President,
                                                    and Chief Accounting Officer