Form 10-Q
period 2004-03-31
REGENCY CENTERS CORP
filed 2004-05-10
CIK 910606

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2004

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

As of May 6, 2004, there were 60,757,635 shares outstanding of the Registrant's common stock.

                           Regency Centers Corporation

                          Index to Financial Statements




Regency Centers Corporation                                                Pages

     Consolidated Balance Sheets as of March 31, 2004
         and December 31, 2003                                               1
     Consolidated Statements of Operations for the
         three months ended March 31, 2004 and 2003                          2
     Consolidated Statement of Stockholders' Equity
         for the three months ended March 31, 2004                           3
     Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003                          4
     Notes to Consolidated Financial Statements                           5-16



  All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

                        REGENCY CENTERS CORPORATION
                        Consolidated Balance Sheets
                   March 31, 2004 and December 31, 2003
                     (in thousands, except share data)
                                (unaudited)

                                                                                    2004                   2003
                                                                                    ----                   ----
Assets
------
Real estate investments at cost:
  Land                                                                       $        762,459                 738,101
  Buildings and improvements                                                        1,932,646               1,914,075
                                                                               ---------------        ----------------
                                                                                    2,695,105               2,652,176
  Less:  accumulated depreciation                                                     299,127                 285,665
                                                                               ---------------        ----------------
                                                                                    2,395,978               2,366,511
  Properties in development                                                           369,752                 369,474
  Operating properties held for sale                                                    6,319                   4,200
  Investments in real estate partnerships                                             101,404                 140,496
                                                                               ---------------        ----------------
     Net real estate investments                                                    2,873,453               2,880,681

Cash and cash equivalents                                                              43,538                  29,869
Notes receivable                                                                       70,181                  70,782
Tenant receivables, net of allowance for uncollectible accounts of $3,372 and $3,353 at March 31, 2004 and December 31, 2003,
  respectively                                                                         38,085                  54,573
Deferred costs, less accumulated amortization of $25,266 and
  $29,493 at March 31, 2004 and December 31, 2003, respectively                        38,045                  35,804
Acquired lease intangible assets, net                                                   9,764                  10,205
Other assets                                                                           13,358                  16,315
                                                                               ---------------        ----------------
                                                                             $      3,086,424               3,098,229
                                                                               ===============        ================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Notes payable                                                              $      1,251,577               1,257,777
  Unsecured line of credit                                                            230,000                 195,000
  Accounts payable and other liabilities                                               71,506                  94,280
  Acquired lease intangible liabilities, net                                            5,877                   6,115
  Tenants' security and escrow deposits                                                 9,549                   9,358
                                                                               ---------------        ----------------
    Total liabilities                                                               1,568,509               1,562,530
                                                                               ---------------        ----------------
Preferred units                                                                       223,526                 223,526
Exchangeable operating partnership units                                               20,238                  26,544
Limited partners' interest in consolidated partnerships                                 2,380                   4,651
                                                                               ---------------        ----------------
    Total minority interest                                                           246,144                 254,721
                                                                               ---------------        ----------------
Stockholders' equity:
  Series 3 cumulative redeemable preferred stock, $.01 par value per share, 300,000 shares authorized, issued and outstanding at
    March 31, 2004 and December 31, 2003, respectively;
    liquidation preference $250 per share                                              75,000                  75,000
  Common stock $.01 par value per share, 150,000,000 shares
    authorized; 65,833,896 and 64,956,077 shares issued
    at March 31, 2004 and December 31, 2003, respectively                                 658                     650
  Treasury stock at cost, 5,139,623 and 5,048,120 shares held at
    March 31, 2004 and December 31, 2003, respectively, at cost                      (111,414)               (111,414)
  Additional paid in capital                                                        1,401,397               1,394,361
  Accumulated other comprehensive (loss) income                                        (5,720)                    175
  Distributions in excess of net income                                               (88,150)                (77,794)
                                                                               ---------------        ----------------
    Total stockholders' equity                                                      1,271,771               1,280,978
                                                                               ---------------        ----------------
  Commitments and contingencies
                                                                             $      3,086,424               3,098,229
                                                                               ===============        ================

See accompanying notes to consolidated financial statements.

                       REGENCY CENTERS CORPORATION
                   Consolidated Statements of Operations
             For the three months ended March 31, 2004 and 2003
                   (in thousands, except per share data)
                                (unaudited)


                                                                                     2004                   2003
                                                                                     ----                   ----
Revenues:
     Minimum rent                                                             $          70,640                 67,064
     Percentage rent                                                                        453                    299
     Recoveries from tenants                                                             20,362                 20,197
     Management fees and commissions                                                      1,610                  1,561
     Equity in income of investments in
       real estate partnerships                                                           2,745                  2,336
                                                                                ----------------       ----------------
         Total revenues                                                                  95,810                 91,457
                                                                                ----------------       ----------------

Operating expenses:
     Depreciation and amortization                                                       20,207                 17,998
     Operating and maintenance                                                           13,367                 12,786
     General and administrative                                                           5,883                  4,135
     Real estate taxes                                                                   10,589                  9,852
     Other expenses                                                                         488                    427
                                                                                ----------------       ----------------
       Total operating expenses                                                          50,534                 45,198
                                                                                ----------------       ----------------

Other expense (income)
     Interest expense, net of interest income of $837 and $893
       in 2004 and 2003, respectively                                                    21,234                 20,582
     Gain on sale of operating properties and properties in development                  (3,983)                (2,376)
                                                                                ----------------       ----------------
       Total other expense (income)                                                      17,251                 18,206
                                                                                ----------------       ----------------
       Income before minority interests                                                  28,025                 28,053

Minority interest of preferred units                                                     (5,081)               (10,782)
Minority interest of exchangeable partnership units                                        (380)                  (409)
Minority interest of limited partners                                                       (79)                   (64)
                                                                                ----------------       ----------------

       Income from continuing operations                                                 22,485                 16,798

Income from discontinued operations                                                         332                  1,126
                                                                                ----------------       ----------------
       Net income                                                                        22,817                 17,924

Preferred stock dividends                                                                (1,397)                     -
                                                                                ----------------       ----------------

       Net income for common stockholders                                     $          21,420                 17,924
                                                                                ================       ================

Income per common share - basic:
     Continuing operations                                                    $            0.35                   0.28
     Discontinued operations                                                               0.01                   0.02
                                                                                ----------------       ----------------
       Net income for common stockholders per share                           $            0.36                   0.30
                                                                                ================       ================

Income per common share - diluted:
     Continuing operations                                                    $            0.34                   0.28
     Discontinued operations                                                               0.01                   0.02
                                                                                ----------------       ----------------
       Net income for common stockholders per share                           $            0.35                   0.30
                                                                                ================       ================

See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                 Consolidated Statement of Stockholders' Equity
                    For the three months ended March 31, 2004
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                             Accumulated
                                                                             Additional       Other      Distributions   Total
                                         Series 3      Common   Treasury       Paid In     Comprehensive in Excess of  Stockholders'
                                      Preferred Stock  Stock      Stock        Capital     (Loss) Income  Net Income     Equity
                                      --------------- -------- ------------ ------------   ----------------------------------------
Balance at December 31, 2003         $      75,000      650     (111,414)     1,394,361          175      (77,794)     1,280,978
Comprehensive Income:
  Net income                                                                                               22,817         22,817
  Change in fair value of
   derivative instruments                                                                     (5,895)                     (5,895)
                                                                                                                      -------------
Total comprehensive income                                                                                                16,922
Common stock issued as
  compensation or purchased by
  directors or officers                          -        3            -          3,971            -            -          3,974
Common stock issued for exercise
  of stock options                               -        4            -         10,757            -            -         10,761
Common stock surrendered for
  payment of taxes and forfeitures               -        -            -         (5,920)                                  (5,920)
Common stock issued for
  partnership units exchanged                    -        1            -          2,861            -            -          2,862
Reallocation of minority interest                -        -            -         (4,633)           -            -         (4,633)
Cash dividends declared:
Common stock ($.53 per share)                    -        -            -              -            -      (31,776)       (31,776)
Preferred stock ($.466 per share)                -        -            -              -            -       (1,397)        (1,397)
                                        -----------  --------- ------------ -------------- ------------  -----------  -------------
Balance at March 31, 2004            $      75,000      658     (111,414)     1,401,397       (5,720)     (88,150)     1,271,771
                                        ===========  ========= ============ ============== ============  ===========  =============


See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS CORPORATION
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                                 2004                 2003
                                                                                 ----                 ----
Cash flows from operating activities:
  Net income                                                            $        22,817               17,924
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                               20,344               18,863
     Deferred loan cost and debt premium amortization                               616                  532
     Stock based compensation                                                     3,548                2,869
     Minority interest of preferred units                                         5,081               10,782
     Minority interest of exchangeable operating partnership units                  385                  437
     Minority interest of limited partners                                           79                   64
     Equity in income of investments in real estate partnerships                 (2,745)              (2,336)
     (Gain) loss on sale of operating properties                                    (41)                 642
     Distributions from operations of investments in real estate
       partnerships                                                               4,644                2,099
     Hedge settlement                                                            (5,720)                   -
     Changes in assets and liabilities:
       Tenant receivables                                                        17,025               12,876
       Deferred leasing costs                                                    (2,058)              (2,237)
       Other assets                                                               1,889                2,540
       Accounts payable and other liabilities                                   (28,155)             (31,384)
       Tenants' security and escrow deposits                                        158                  378
                                                                          --------------       --------------
          Net cash provided by operating activities                              37,867               34,049
                                                                          --------------       --------------

Cash flows from investing activities:
     Acquisition and development of real estate                                 (67,289)            (101,882)
     Proceeds from sale of real estate investments                               30,854               31,580
     Repayment of notes receivable, net                                             602               25,753
     Investments in real estate partnerships                                       (512)                (767)
     Distributions received from investments in real estate
       partnerships                                                              17,960                1,350
                                                                          --------------       --------------
          Net cash used in investing activities                                 (18,385)             (43,966)
                                                                          --------------       --------------

Cash flows from financing activities:
     Net proceeds from common stock issuance                                     10,761                  969
     Redemption of preferred units                                                    -              (75,750)
     Redemption of exchangeable operating partnership units                      (7,784)                   -
     Net distribution to limited partner in consolidated partnership                 (2)                   -
     Distributions to exchangeable operating partnership unit holders              (679)                (696)
     Distributions to preferred unit holders                                     (5,081)              (8,110)
     Dividends paid to common stockholders                                      (31,776)             (31,380)
     Dividends paid to preferred stockholders                                    (1,397)                   -
     Proceeds from unsecured line of credit, net                                 35,000               98,750
     Repayment of notes payable, net                                                  -                 (507)
     Scheduled principal payments                                                (1,497)              (1,532)
     Deferred loan costs                                                         (3,358)                   -
                                                                          --------------       --------------
          Net cash used in financing activities                                  (5,813)             (18,256)
                                                                          --------------       --------------

          Net increase (decrease) in cash and cash equivalents                   13,669              (28,173)

Cash and cash equivalents at beginning of the period                             29,869               56,447
                                                                          --------------       --------------

Cash and cash equivalents at end of the period                          $        43,538               28,274
                                                                          ==============       ==============

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $3,323 and
  $2,784 in 2004 and 2003, respectively)                                $        30,017               29,400
                                                                          ==============       ==============

Supplemental disclosure of non-cash transactions:
  Common stock issued for partnership units exchanged                   $         2,862                  217
                                                                          ==============       ==============

See accompanying notes to consolidated financial statements.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


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

               The financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 Form 10-K filed with the Securities and Exchange Commission.

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

                                 March 31, 2004


         (b)   Revenues (continued)

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

               The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). In accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held for sale period.

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

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


         (c)   Real Estate Investments (continued)

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

         (d)   Deferred Costs

               Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Net deferred leasing costs were $28.2 million and $28.0 million at March 31, 2004 and December 31, 2003, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.8 million and $7.8 million at March 31, 2004 and December 31, 2003, respectively.

         (e)   Earnings per Share and Treasury Stock

               Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options and exchangeable operating partnership units. See note 8 for the calculation of earnings per share.

               Repurchases of the Company's common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders' equity. Outstanding shares do not include treasury shares.

         (f)   Stock-Based Compensation

               The Company follows the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), for stock-based compensation and to furnish the pro forma disclosures as required under Statement 148.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


         (f)    Stock-Based Compensation (continued)

               The Company applies Opinion 25 in accounting for its plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income for common stockholders for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                                 2004          2003
                                                                                 ----          ----
              Net income for common stockholders
                as reported:                                         $         21,420        17,924
              Add:  stock-based employee compensation
                expense included in reported net income                         3,548         2,869
              Deduct:  total stock-based employee
                compensation expense determined under
                fair value based methods for all awards                         4,729         4,094
                                                                        -------------- -------------
              Pro forma net income                                   $         20,239        16,699
                                                                        ============== =============

                Earnings per share:
                  Basic - as reported                                $           0.36          0.30
                                                                        ============== =============
                  Basic - pro forma                                  $           0.34          0.28
                                                                        ============== =============

                  Diluted - as reported                              $           0.35          0.30
                                                                        ============== =============
                  Diluted - pro forma                                $           0.33          0.28
                                                                        ============== =============

         (g)   Consolidation of Variable Interest Entities

               In December 2003, the FASB issued Interpretation No. 46 ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures and determined that they are not party to any variable interest entities that should be consolidated.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


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

         (i)   Derivative Financial Instruments

               The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133"), on January 1, 2001. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (loss) while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. Upon the settlement of a hedge, gains and losses associated with the transaction will be recorded in other comprehensive income (loss) and amortized over the underlying term of the hedge transaction.

               To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


         (j) Financial Instruments with Characteristics of Both Liabilities and Equity

               In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners' interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company's consolidated statements of operations for the three months ended March 31, 2004.

               At March 31, 2004, the Company held a majority interest in four consolidated entities with specified termination dates ranging from 2012 to 2049. The minority owners' interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $5.2 million at March 31, 2004 as compared to the carrying value of $2.4 million. The Company has no other financial instruments that are affected by Statement 150.

         (k)   Reclassifications

               Certain reclassifications have been made to the 2003 amounts to conform to classifications adopted in 2004.

2.       Discontinued Operations

         During the three months ended March 31, 2004, the Company sold 100% of its interest in three operating properties for net proceeds of $21.3 million and the combined operating income and gain of $331,998 on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004 and 2003, as well as operating properties held for sale, were $775,863 and $3.9 million for the three months ended March 31, 2004 and 2003, respectively. The operating income from these properties was $320,241 and $1.8 million for the three months ended March 31, 2004 and 2003, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $5,604 and $27,932 for the three months ended March 31, 2004 and 2003, respectively.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


3.       Real Estate Investments

         The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company's combined investment in these partnerships was $101.4 million and $140.5 million at March 31, 2004 and December 31, 2003, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

         The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. At March 31, 2004, the Company held a note receivable from MCWR with a balance of $15.5 million for the acquisition of shopping centers during the fourth quarter of 2003. The note receivable has an interest rate of LIBOR plus 1.5% and was repaid in full on April 16, 2004.

         The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers.

         Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company's ownership interest. The gains and operations are not recorded as discontinued operations because of Regency's continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnership.

         With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

         In March 2004, the two properties in the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency has a 30% interest, were sold to an outside party for $28.3 million resulting in gain of $8.2 million. The Company received $17.2 million representing $12.9 million for loan repayments and a $4.3 distribution for the Company's 30% interest. The Company recognized a $1.2 million gain in the equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


3.       Real Estate Investments (continued)

         The Company's investments in real estate partnerships as of March 31, 2004 and December 31, 2003 consist of the following (in thousands):

                                                                 Ownership            2004           2003
                                                                 ---------            ----           ----

        Columbia Regency Retail Partners, LLC                       20%       $          38,747        40,267
        Macquarie CountryWide-Regency, LLC                          25%                  38,167        39,071
        Other investments in real estate partnerships            27% - 50%               24,490        61,158
                                                                                 --------------- -------------
                                                                              $         101,404       140,496
                                                                                 =============== =============

         Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                         March 31,             December 31,
                                                                           2004                    2003
                                                                           ----                    ----
        Balance Sheet:
        Investment in real estate, net                           $              691,156                 727,530
        Acquired lease intangibles, net                                          43,725                  45,252
        Other assets                                                             32,220                  39,408
                                                                     --------------------    --------------------
              Total assets                                       $              767,101                 812,190
                                                                    ====================    ====================

        Notes payable                                            $              328,051                 322,238
        Other liabilities                                                        12,946                  14,102
        Equity and partners' capital                                            426,104                 475,850
                                                                    --------------------    --------------------
              Total liabilities and equity                       $              767,101                 812,190
                                                                    ====================    ====================

         Unconsolidated partnerships and joint ventures had notes payable of $328.1 million at March 31, 2004 and the Company's proportionate share of these loans was $78.5 million. The Company does not guarantee any debt of these partnerships beyond their ownership percentage.

         The revenues and expenses on a combined basis are summarized as follows for the three months ended March 31, 2004 and 2003 (in thousands):


                                                                                 2004                2003
                                                                                 ----                ----
        Statement of Operations:
        Total revenues                                                  $            22,463             16,269
        Gain on sale of operating properties                                          8,211                676
        Total expenses                                                               16,007             10,268
                                                                            ----------------    ---------------
             Net income                                                 $            14,667              6,677
                                                                            ================    ===============

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


4.       Acquired Lease Intangibles

         Effective July 1, 2001, the Company adopted FAS 141, "Business Combinations", to account for the acquisition of shopping centers that are considered businesses. In accordance with FAS 141, identifiable intangible assets are valued and recorded at the acquisition date. Such intangibles include the value of in-place leases and above or below-market leases.

         Acquired lease intangible assets are net of accumulated amortization of $846,592 and $405,327 at March 31, 2004 and December 31, 2003,
         respectively. These assets have a weighted average amortization period of seven years. The aggregate amortization expense from acquired leases was $441,265 and $28,712 for the three months ended March 31, 2004 and 2003, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $1.2 million and $953,964 at March 31, 2004 and December 31, 2003, respectively and have a weighted average amortization period of seven years.

5.       Notes Payable and Unsecured Line of Credit

         The Company's outstanding debt at March 31, 2004 and December 31, 2003 consists of the following (in thousands):

                                                                              2004            2003
                                                                              ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $         210,797         217,001
                    Variable rate mortgage loans                                 41,589          41,629
                    Fixed rate unsecured loans                                  999,191         999,147
                                                                         --------------- ---------------
                          Total notes payable                                 1,251,577       1,257,777
                Unsecured line of credit                                        230,000         195,000
                                                                         --------------- ---------------
                         Total                                        $       1,481,577       1,452,777
                                                                         =============== ===============

         On April 1, 2004, RCLP completed the sale of $150 million of ten-year senior unsecured notes. The 4.95% notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering were used to partially repay the $200 million of 7.4% notes maturing on April 1, 2004 and the remaining balance due was funded from the unsecured line of credit. As a result of two forward-starting interest rate swaps initiated in 2003 totaling $144.2 million, the effective interest rate is 5.47%. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in other comprehensive loss and will be amortized over ten years to interest expense. The swaps qualify for hedge accounting under Statement 133; therefore, the change in fair value was recorded through other comprehensive loss.

         On March 26, 2004, the Company closed on the amended and restated unsecured revolving line of credit (the "Line"). Under the new agreement, the Line was reduced from $600 million to $500 million. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the prior agreement. The current balance on the Line is $230 million. Interest rates paid on the Line, which were based on LIBOR plus .85%, were 1.975% on March 31, 2004 and December 31, 2003. The spread paid on the Line is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value ("GAV") and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


5.       Notes Payable and Unsecured Line of Credit (continued)

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

         The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.5 billion.

         As of March 31, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              Current year                              $       3,612         224,485         228,097
              2005                                              3,698         168,538         172,236
              2006                                              3,397          21,126          24,523
              2007 (includes the Line)                          2,891         255,852         258,743
              2008                                              2,697          19,619          22,316
              2009                                              2,657          53,090          55,747
              Beyond 5 Years                                   17,817         697,143         714,960
              Unamortized debt premiums                             -           4,955           4,955
                                                           ----------- --------------- ---------------
                   Total                                $      36,769       1,444,808       1,481,577
                                                           =========== =============== ===============

6.       Derivative Financial Instruments

         The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

         During 2003, the Company entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million. The Company designated the $144.2 million swaps as cash flow hedges to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled the swaps with a payment to the counter-party for $5.7 million. The swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in accumulated other comprehensive loss since the settlement date. These amounts will be included as an adjustment to interest expense as interest is incurred on the $150 million of ten-year unsecured notes sold April 1, 2004.

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


7.       Stockholders' Equity and Minority Interest

         (a) The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At March 31, 2004 and December 31, 2003, the face value of total Preferred Units issued was $229 million with an average fixed distribution rate of 8.88%.

             Terms and conditions of the Preferred Units outstanding as of March 31, 2004 are summarized as follows:

                    Units              Issue              Amount       Distribution       Callable        Exchangeable
   Series        Outstanding           Price           Outstanding         Rate          by Company       by Unitholder
---------------------------------------------------------------------------------------------------------------------------

Series B           850,000            100.00            85,000,000        8.750%          09/03/04          09/03/09
Series C           400,000            100.00            40,000,000        9.000%          09/03/04          09/03/09
Series D           500,000            100.00            50,000,000        9.125%          09/29/04          09/29/09
Series E           300,000            100.00            30,000,000        8.750%          05/25/05          05/25/10
Series F           240,000            100.00            24,000,000        8.750%          09/08/05          09/08/10
                                                     --------------
               ------------
                 2,290,000                        $    229,000,000
               ============                          ==============

                           Regency Centers Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


8.       Earnings per Share

         The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively (in thousands except per share data):

                                                                                       2004                2003
                                                                                       ----                ----
Numerator:
---------
Income from continuing operations                                                         22,485              16,798
Discontinued operations                                                        $             332               1,126
                                                                                   --------------      --------------
Net income                                                                                22,817              17,924
Less:  Preferred stock dividends                                                           1,397                   -
                                                                                   --------------      --------------
Net income for common stockholders - basic                                                21,420              17,924
Add:  Minority interest of exchangeable operating
     partnership units - continuing operations                                               380                 409
Add:  Minority interest of exchangeable operating
     partnership units - discontinued operations                                               6                  28
                                                                                   --------------      --------------
Net income for common stockholders - diluted                                   $          21,806              18,361
                                                                                   ==============      ==============

Denominator:
-----------
Weighted average common shares outstanding for basis EPS                                  60,142              60,164
Exchangeable operating partnership units                                                   1,152               1,497
Incremental shares to be issued under common
    stock options using the Treasury method                                                  347                 437
                                                                                   --------------      --------------
Weighted average common shares outstanding for diluted EPS                                61,641              62,098
                                                                                   ==============      ==============

Income per common share - basic
-------------------------------
Income from continuing operations                                              $            0.35                0.28
Discontinued operations                                                                     0.01                0.02
                                                                                   --------------      --------------
Net income for common stockholders per share                                   $            0.36                0.30
                                                                                   ==============      ==============

Income per common share - diluted
---------------------------------
Income from continuing operations                                              $            0.34                0.28
Discontinued operations                                                                     0.01                0.02
                                                                                   --------------      --------------
Net income for common stockholders per share                                   $            0.35                0.30
                                                                                   ==============      ==============

9.       Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and managements' beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere within.

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

         Currently, our real estate investments before depreciation total $3.2 billion with 260 shopping centers in 21 states. At March 31, 2004, our gross leasable area ("GLA") totaled 29.8 million square feet and was 92.8% leased. Geographically, 20.1% of our GLA is located in Florida, 19.8% in California, 15.9% in Texas, 6.7% in Georgia, 6.4% in Ohio, and 31.1% spread throughout 16 other states. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. ("RCLP"), in which we currently own 98% of the operating partnership units. Regency's operating, investing and financing activities are generally performed by RCLP.

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

         We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. A further economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery anchor closings or consolidations in the grocery store industry. We currently have 29 shopping centers, less than 15% of our portfolio, that operate within three miles of a super-center and we closely monitor their performance and tenants' sales. A slow down in our shopping center development program would reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio
-------------------------

         The following table summarizes general operating statistics related to our shopping center portfolio, including properties partially owned in joint ventures, that we use to evaluate and monitor our performance:

                                                     3/31/04           12/31/03
                                                     -------           --------
  Number of Properties                                 260               265
  Properties in Development                             33                36

  Gross Leaseable Area (GLA)                        29,761,376        30,347,744
  Percent Leased - All Properties                     92.8%             92.2%
  Percent Leased - Non development                    95.4%             95.4%

  Same Property Growth Rate                            2.3%              2.7%
  Lease Renewal Rate                                   81%               75%
  Base Rent Growth on Re-Leasing                       8.5%              9.5%

          A list of our shopping centers summarized by state and in order of largest holdings follows, including those properties that we partially own in joint ventures:

                                        March 31, 2004                                   December 31, 2003
                                        --------------                                   -----------------

      Location           # Properties            GLA        % Leased       # Properties            GLA        % Leased
      --------           ------------            ---        --------       ------------            ---        --------
Florida                       50              5,969,835       94.9%             50              5,943,345      94.3%
California                    47              5,885,932       93.1%             49              5,917,372      90.8%
Texas                         38              4,719,882       87.4%             41              5,086,086      88.1%
Georgia                       20              2,008,066       95.4%             20              2,008,066      95.8%
Ohio                          14              1,901,538       89.7%             14              1,901,538      90.6%
Colorado                      15              1,623,654       95.7%             14              1,623,674      94.2%
Virginia                      10              1,272,244       90.0%             10              1,272,369      89.1%
North Carolina                10              1,054,561       97.7%             10              1,050,061      98.7%
Washington                    10              1,047,532       94.5%              9              1,020,470      96.4%
Oregon                         8                838,715       92.2%              8                838,715      92.2%
Arizona                        7                653,000       93.2%              7                652,906      91.5%
Tennessee                      6                444,234       96.5%              6                444,234      96.5%
Illinois                       3                408,211       96.3%              3                408,211      97.0%
Alabama                        5                380,607       84.7%              6                543,330      85.5%
Michigan                       4                368,260       88.4%              4                368,260      87.2%
South Carolina                 5                339,926       96.0%              5                339,926      95.7%
Kentucky                       3                321,525       98.3%              3                323,029      97.8%
Delaware                       2                240,418       99.4%              2                240,418      99.5%
Maryland                       1                188,243       91.5%              1                188,243      90.2%
New Jersey                     1                 88,993       93.9%              1                 88,993      89.4%
Pennsylvania                   1                  6,000      100.0%              1                  6,000     100.0%
Missouri                       -                      -         -                1                 82,498      91.5%
                       ---------------------------------------------------------------------------------------------------
    Total                    260             29,761,376       92.8%            265             30,347,744      92.2%
                       ===================================================================================================

          The following summarizes the four largest grocery tenants occupying our shopping centers, including those partially owned through joint ventures at March 31, 2004:

                                                    Percentage of      Percentage of
                     Grocery        Number of       Company-owned        Annualized
                     Anchor         Stores (a)        GLA (b)           Base Rent (b)
                     ------         ----------      -------------       -------------
                    Kroger              58              11.1%              8.1%
                    Publix              53               8.2%              5.1%
                    Safeway             48               6.2%              4.8%
                    Albertsons          23               2.9%              2.2%

(a) Includes stores owned by the grocery anchor that are attached to our centers.
(b)           GLA includes 100% of the GLA in unconsolidated joint ventures.
              Annualized base rent includes only Regency's pro-rata share of rent from unconsolidated joint ventures.

Liquidity and Capital Resource
------------------------------

General
-------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $37.9 million and $34.0 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, we incurred capital expenditures of $1.4 million and $2.6 million to maintain our shopping centers, paid scheduled principal payments of $1.5 million and $1.5 million to our lenders, and paid dividends and distributions of $38.9 million and $40.2 million to our share and unit holders, respectively.

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

         We expect to meet long-term capital requirements for maturing preferred units and debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and
(v) equity raised in the private or public markets. We currently have $325 million available for equity securities under our shelf registration and RCLP has $185 million available for debt under their shelf registration. Additionally, we have the right to call and repay, at par, outstanding preferred units five years after their issuance date, at our discretion.

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

Shopping Center Development, Acquisitions and Sales
---------------------------------------------------

         At March 31, 2004, we had 33 projects under construction or undergoing major renovations, which, when completed, will represent an expected investment of $613.7 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $127.6 million. Costs necessary to complete these developments will be $241.7 million, are generally already committed as part of existing construction contracts, and will be expended through 2006. These developments are approximately 61% complete and 78% pre-leased. The costs necessary to complete these developments will be funded from our line of credit which has a commitment amount of $500 million and a balance of $230.0 million at March 31, 2004. In the first quarter of 2004, we started one new development of $4.9 million based on total costs that we expect to expend through completion.

         At March 31, 2004, we sold three retail centers to third parties for $27.0 million, compared with three retail centers sold for $14.0 million during the first quarter of 2003 as part of our asset recycling program. Of the centers sold in 2004, all three were operating during 2004 and are included in discontinued operations in our accompanying consolidated statements of operations. The three centers sold during the first quarter of 2003 were operating and are included in discontinued operations. We have land out-parcels adjacent to our shopping centers that we routinely develop, lease, or sell. At March 31, 2004 and 2003, sales related to out-parcels were $10.0 million and $19.1 million, respectively.

         Investments in new developments and acquisitions, and proceeds from the sale of properties to third parties or partial sales to joint ventures are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $18.4 million and $44.0 million for the three months ended March 31, 2004 and 2003, respectively.

  Investments in Real Estate Partnerships
  ---------------------------------------

         At March 31, 2004, we had investments in real estate partnerships of $101.4 million, primarily comprised of two partnerships, a 20% investment interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury, and a 25% investment interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust. The purpose of these partnerships is to invest in retail shopping centers, and we have been engaged by our partners to provide asset and property management services.

         The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at March 31, 2004 and December 31, 2003 ($ amounts in thousands):

                                                   2004            2003
                                                   ----            ----
              Number of Joint Ventures               7              8
              Regency's Ownership                 20%-50%        20%-50%
              Number of Properties                  44              46

              Combined Assets                    $ 767,101       $ 812,190
              Combined Liabilities                 340,997         336,340
              Combined Equity                      426,104         475,850

              Regency's Share of:
                  Assets                          $182,554        $239,801
                  Liabilities                       81,150          99,305
                  Equity                           101,404         140,496

         At March 31, 2004 and 2003 total unconsolidated combined net income was $14.7 million and $6.7 million, and our pro-rata share was $2.7 million and $2.3 million, respectively.

         At March 31, 2004, Columbia owned 13 shopping centers and had total assets of $291.8 million. At March 31, 2004, MCWR owned 26 shopping centers and had total assets of $408.6 million. At March 31, 2004, we held a note receivable from MCWR with a balance of $15.5 million for the acquisition of shopping centers during the fourth quarter of 2003. The note receivable was repaid in full on April 16, 2004.

         The gain we recognize on the sales of our properties to Columbia and MCWR is recorded on only the portion attributable to their ownership percentage. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from third parties, we are required to contribute our pro-rata share of the purchase price to the partnership.

         In March 2004, the only two properties owned by the OTR/Regency Texas Realty Holdings, L.P. were sold to a third party for $28.3 million resulting in a gain of $8.2 million. We received $17.2 million and recognized our share of the gain of $1.2 million in equity in income of investments and real estate partnerships.

Debt and Equity
---------------

         Outstanding debt at March 31, 2004 and December 31, 2003 consists of the following (in thousands):

                                                                2004            2003
                                                                ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans            $        210,797         217,001
                    Variable-rate mortgage loans                   41,589          41,629
                    Fixed-rate unsecured loans                    999,191         999,147
                                                            -------------- ---------------
                          Total notes payable                   1,251,577       1,257,777
                Unsecured line of credit                          230,000         195,000
                                                            -------------- ---------------
                         Total                           $      1,481,577       1,452,777
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

         On March 26, 2004, we entered into a new unsecured revolving line of credit (the "Line"). Under the new agreement, we reduced the line commitment from $600 million to $500 million, but have the right to expand the Line by an additional $150 million subject to additional lender syndication. The new facility has a three-year term, a one-year extension option at maturity, and an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the previous agreement. Interest rates paid on the Line, which were based on LIBOR plus .85%, were 1.975% on March 31, 2004 and December 31, 2003. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value ("GAV") and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes.

         As of March 31, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal      Term-Loan         Total
            Scheduled Payments by Year                         Payments       Maturities       Payments
            --------------------------                    -------------- --------------- ---------------

            Current year                                $          3,612         224,485         228,097
            2005                                                   3,698         168,538         172,236
            2006                                                   3,397          21,126          24,523
            2007 (includes the Line)                               2,891         255,852         258,743
            2008                                                   2,697          19,619          22,316
            2009                                                   2,657          53,090          55,747
            Beyond 5 Years                                        17,817         697,143         714,960
            Unamortized debt premiums                                  -           4,955           4,955
                                                           -------------- --------------- ---------------
                 Total                                $           36,769       1,444,808       1,481,577
                                                           ============== =============== ===============

         Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $328.1 million at March 31, 2004, and our proportionate share of these loans was $78.5 million. We do not guarantee any debt of these partnerships beyond our ownership percentage.

         We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. At March 31, 2004, 82% of our total debt had fixed interest rates, compared with 84% at December 31, 2003. We intend to limit the percentage of variable interest- rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at March 31, 2004, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.7 million. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133").

         On April 1, 2004, we completed the sale of $150 million ten-year senior unsecured notes (the "Notes"). The 4.95% Notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering combined with borrowings from the Line were used to repay $200 million of 7.4% notes maturing on April 1, 2004. Related to the offering, we settled two forward-starting interest rate swaps that were initiated in 2003 totaling $144.2 million. Our settlement payment of $5.7 million is recorded in other comprehensive loss and will be amortized over the ten year term of the Notes into interest expense. The swaps qualified for hedge accounting under Statement 133; and therefore, the change in fair value was recorded in other comprehensive loss. After taking into effect the hedge settlement, the effective interest rate on the Notes is 5.47%.

         We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2004 and 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.75% to 9.125%. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At March 31, 2004 and December 31, 2003, the face value of total Preferred Units issued was $229 million with an average fixed distribution rate of 8.88%. Included in Preferred Units are original issuance costs of $5.5 million that will be expensed as the underlying Preferred Units are redeemed in the future.

         In summary, net cash used in financing activities related to the debt and equity activity discussed above was $5.8 million and $18.3 million for the three months ended March 31, 2004 and 2003, respectively.

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

         Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by Financial Accounting Standards Board ("FASB") Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("Statement 144"), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

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

Results from Operations
-----------------------

Comparison of the three months ended March 31, 2004 to 2003

         At March 31, 2004, we were operating or developing 260 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 93% leased) or occupied. Stabilized properties are those properties that are generally greater than 93% leased and, if they were developed, are more than three years beyond their original development start date. At March 31, 2004, we had 227 stabilized shopping centers that were 95.4% leased.

         Our revenues increased by $4.4 million, or 5%, to $95.8 million in 2004. This increase was related to changes in occupancy for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. During the first quarter of 2004, our rental rates grew by 8.5% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2004, our minimum rent increased by $3.6 million, or 5%, and our recoveries from tenants increased $164,820, or 1%. Percentage rent was $453,410 in 2004 compared with $298,841 in 2003 due to an increase related to higher tenant sales.

         Our operating expenses increased by $5.3 million, or 12%, to $50.5 million in 2004. Our combined operating, maintenance, and real estate taxes increased by $1.3 million, or 6%, during 2004 to $24.0 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year and general increases in operating expenses on the stabilized properties. Our general and administrative expenses were $5.9 million during 2004, compared with $4.1 million in 2003, or 42% higher, primarily related to accruing higher incentive compensation based upon growth in revenues and earnings per share. Our depreciation and amortization expense increased $2.2 million during the current year related to development properties placed in service during 2004.

         Our net interest expense increased to $21.2 million in 2004 from $20.6 million in 2003. Average interest rates on our outstanding debt declined to 6.45% at March 31, 2004 compared with 6.84% at March 31, 2003, primarily due to reductions in the LIBOR rate. Our average fixed interest rates were 7.46% at March 31, 2004, compared with 7.49% at March 31, 2003. Our weighted average outstanding debt at March 31, 2004 was $1.5 billion compared with $1.4 billion at March 31, 2003.

         We account for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by us unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties were $4.0 million in 2004 related to the sale of seven out-parcels for $10.0 million. During 2003, we recorded gains of $2.4 million related to the sale of ten out-parcels for $19.1 million. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have a continuing minority investment.

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

         Our income from discontinued operations was $331,998 in 2004 related to three centers sold to third parties for $27.0 million, which produced gains on sale of $11,757. In compliance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Reclassified operating income from discontinued operations was $1.8 million in 2003, a result of reclassifying the historical operations of the properties sold in 2004 as well as properties sold subsequent to March 31, 2003. During the first quarter of 2003, we sold two properties for $9.2 million to third parties, which resulted in a loss of

$626,577. Our operating income and gain or loss on sales from discontinued operations are shown net of minority interest of exchangeable partnership units totaling $5,604 and $27,932 for the three months ended March 31, 2004 and 2003, respectively.

         In March of 2003, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. During August of 2003, we redeemed the $80 million Series A 8.125% Preferred Units. As a result of these redemptions, the minority interest of preferred units was $5.7 million lower for the three months ended March 31, 2004.

         Net income for common stockholders was $21.4 million in 2004, compared with $17.9 million in 2003 or a 20% increase for the reasons previously discussed. Diluted earnings per share were $0.35 in 2004, compared with $0.30 in 2003, or 17% higher, related to the increase in net income and a decrease in weighted average common shares of 457,098 shares.

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

                                                                                                                       Fair
                             2004       2005       2006       2007       2008     2009    Thereafter      Total        Value
                             ----       ----       ----       ----       ----     ----    ----------      -----        -----

Fixed rate debt           $ 211,509    147,236     24,523     28,743    22,316   55,747      714,960    1,205,034    1,267,218
Average interest rate
    for all debt              7.60%      7.60%      7.60%      7.59%     7.61%    7.59%        7.34%            -            -

Variable rate LIBOR
debt                      $  16,589     25,000          -    230,000         -        -            -      271,589      271,589
Average interest rate
for all debt                  1.89%      1.84%          -      1.84%         -        -            -            -            -


         As the table incorporates only those exposures that exist as of March 31, 2004, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  10.      Material Contracts

                           10.1 Credit Agreement dated as of March 26, 2004 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association.

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

                  31.3    Rule 13a-14 Certification of Chief Operating Officer.

                  32.1    Section 1350 Certification of Chief Executive Officer.

                  32.2    Section 1350 Certification of Chief Financial Officer.

                  32.3    Section 1350 Certification of Chief Operating Officer.

                  (b)     Reports on Form 8-K:

                          Form 8-K dated January 28, 2004, as amended by Form 8-K/A dated April 13, 2004, furnishing Regency's earnings release for the period ended December 31, 2003 and supplemental information.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  May 7, 2004             REGENCY CENTERS CORPORATION



                                        By:    /s/  J. Christian Leavitt
                                           -------------------------------------
                                               Senior Vice President and
                                               Chief Accounting Officer