Form 10-Q
period 2004-06-30
REGENCY CENTERS CORP
filed 2004-08-06
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	For the quarterly period ended June 30, 2004

-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-12298

REGENCY CENTERS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-3191743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 West Forsyth Street, Suite 200

Jacksonville, Florida 32202

(Address of principal executive offices) (Zip Code)

(904) 598-7000

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

(Applicable only to Corporate Registrants)

As of August 5, 2004, there were 60,869,524 shares outstanding of the Registrant’s common stock.

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(in thousands, except share data)

(unaudited)

	2004	2003
Assets
Real estate investments at cost:
Land	$774,082	738,101
Buildings and improvements	1,944,142	1,914,075

	2,718,224	2,652,176
Less: accumulated depreciation	313,601	285,665

	2,404,623	2,366,511
Properties in development	466,333	369,474
Operating properties held for sale	—	4,200
Investments in real estate partnerships	101,392	140,496

Net real estate investments	2,972,348	2,880,681
Cash and cash equivalents	5,380	29,869
Notes receivable	66,530	70,782
Tenant receivables, net of allowance for uncollectible accounts of $3,477 and $3,353 at June 30, 2004 and December 31, 2003, respectively	42,806	54,573
Deferred costs, less accumulated amortization of $22,308 and $29,493 at June 30, 2004 and December 31, 2003, respectively	41,940	35,804
Acquired lease intangible assets, net	11,846	10,205
Other assets	12,165	16,315

	$3,153,015	3,098,229

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,201,712	1,257,777
Unsecured line of credit	305,000	195,000
Accounts payable and other liabilities	105,555	94,280
Acquired lease intangible liabilities, net	5,638	6,115
Tenants’ security and escrow deposits	9,629	9,358

Total liabilities	1,627,534	1,562,530

Preferred units	223,526	223,526
Exchangeable operating partnership units	24,507	26,544
Limited partners’ interest in consolidated partnerships	2,544	4,651

Total minority interest	250,577	254,721

Stockholders’ equity:
Preferred stock, $.01 par value per share, 300,000 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003; liquidation preference $250 per share	75,000	75,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 66,011,287 and 64,956,077 shares issued at June 30, 2004 and December 31, 2003, respectively	660	650
Treasury stock at cost, 5,140,779 and 5,048,120 shares held at June 30, 2004 and December 31, 2003, respectively, at cost	(111,418)	(111,414)
Additional paid in capital	1,411,540	1,394,361
Accumulated other comprehensive (loss) income	(5,577)	175
Distributions in excess of net income	(95,301)	(77,794)

Total stockholders’ equity	1,274,904	1,280,978

Commitments and contingencies	$3,153,015	3,098,229

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	2004	2003
Revenues:
Minimum rent	$71,832	67,962
Percentage rent	339	463
Recoveries from tenants	20,054	18,905
Management fees and commissions	1,766	1,884
Equity in income of investments in real estate partnerships	1,944	1,984

Total revenues	95,935	91,198

Operating expenses:
Depreciation and amortization	20,330	18,052
Operating and maintenance	13,142	12,961
General and administrative	7,221	6,166
Real estate taxes	10,045	9,580
Other expenses	663	678

Total operating expenses	51,401	47,437

Other expense (income)
Interest expense, net of interest income of $880 and $385 in 2004 and 2003, respectively	18,665	20,817
Gain on sale of operating properties and properties in development	(3,667)	(7,427)

Total other expense (income)	14,998	13,390

Income before minority interests	29,536	30,371

Minority interest of preferred units	(5,081)	(6,706)
Minority interest of exchangeable operating partnership units	(400)	(557)
Minority interest of limited partners	(91)	(141)

Income from continuing operations	23,964	22,967

Income from discontinued operations	2,492	4,025

Net income	26,456	26,992

Preferred stock dividends	(1,397)	(1,360)

Net income for common stockholders	$25,059	25,632

Income per common share - basic:
Continuing operations	$0.37	0.36
Discontinued operations	0.04	0.07

Net income for common stockholders per share	$0.41	0.43

Income per common share - diluted:
Continuing operations	$0.37	0.36
Discontinued operations	0.04	0.06

Net income for common stockholders per share	$0.41	0.42

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	2004	2003
Revenues:
Minimum rent	$142,166	134,864
Percentage rent	792	762
Recoveries from tenants	40,327	39,032
Management fees and commissions	3,376	3,445
Equity in income of investments in real estate partnerships	4,689	4,320

Total revenues	191,350	182,423

Operating expenses:
Depreciation and amortization	40,456	35,985
Operating and maintenance	26,445	25,696
General and administrative	13,104	10,301
Real estate taxes	20,586	19,408
Other expenses	1,150	1,105

Total operating expenses	101,741	92,495

Other expense (income)
Interest expense, net of interest income of $1,717 and $1,278 in 2004 and 2003, respectively	39,818	41,399
Gain on sale of operating properties and properties in development	(7,650)	(9,804)

Total other expense (income)	32,168	31,595

Income before minority interests	57,441	58,333

Minority interest of preferred units	(10,163)	(17,489)
Minority interest of exchangeable operating partnership units	(777)	(964)
Minority interest of limited partners	(169)	(204)

Income from continuing operations	46,332	39,676

Income from discontinued operations	2,942	5,240

Net income	49,274	44,916

Preferred stock dividends	(2,794)	(1,360)

Net income for common stockholders	$46,480	43,556

Income per common share - basic:
Continuing operations	$0.72	0.63
Discontinued operations	$0.05	0.09

Net income for common stockholders per share	$0.77	0.72

Income per common share - diluted:
Continuing operations	$0.72	0.63
Discontinued operations	$0.05	0.09

Net income for common stockholders per share	$0.77	0.72

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2004

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2003	$75,000	650	(111,414)	1,394,361	175	(77,794)	1,280,978
Comprehensive Income:
Net income	—	—	—	—		49,274	49,274
Loss on settlement of derivative instruments	—	—	—	—	(5,895)	—	(5,895)
Amortization of loss on derivative instruments					143		143

Total comprehensive income	—	—	—	—	—	—	43,522
Common stock issued as compensation to directors or officers	—	5	—	8,113	—	—	8,118
Common stock issued for exercise of stock options	—	3	—	11,498	—	—	11,501
Common stock surrendered for payment of taxes and forfeitures	—	—	(4)	(6,712)			(6,716)
Common stock issued for partnership units exchanged	—	2	—	4,339	—	—	4,341
Reallocation of minority interest	—	—	—	(59)	—	—	(59)
Cash dividends declared:
Common stock ($1.06 per share)	—	—	—	—	—	(63,987)	(63,987)
Preferred stock ($.93 per share)	—	—	—	—	—	(2,794)	(2,794)

Balance at June 30, 2004	$75,000	660	(111,418)	1,411,540	(5,577)	(95,301)	1,274,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$49,274	44,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,266	37,763
Deferred loan cost and debt premium amortization	1,209	1,063
Stock based compensation	7,075	5,770
Minority interest of preferred units	10,163	17,489
Minority interest of exchangeable operating partnership units	826	1,092
Minority interest of limited partners	169	204
Equity in income of investments in real estate partnerships	(4,689)	(4,320)
Net gain on sale of properties	(11,129)	(13,929)
Provision for loss on operating and development properties	—	1,969
Distributions from operations of investments in real estate partnerships	7,266	4,929
Hedge settlement	(5,720)	—
Changes in assets and liabilities:
Tenant receivables	12,304	14,716
Deferred leasing costs	(3,665)	(5,405)
Other assets	2,607	3,389
Accounts payable and other liabilities	5,714	(23,070)
Tenants’ security and escrow deposits	237	771

Net cash provided by operating activities	111,907	87,347

Cash flows from investing activities:
Acquisition of real estate	(23,419)	(22,476)
Development of real estate	(182,160)	(130,733)
Proceeds from sale of real estate investments	62,909	97,849
Repayment of notes receivable, net	11,146	45,230
Investments in real estate partnerships	(1,218)	(6,476)
Distributions received from investments in real estate partnerships	18,108	10,303

Net cash used in investing activities	(114,634)	(6,303)

Cash flows from financing activities:
Net proceeds from common stock issuance	11,501	968
Repurchase of common stock	—	(150,502)
Redemption of preferred units	—	(75,750)
Redemption of exchangeable operating partnership units	(10,831)	(974)
Contributions/distributions from/to limited partners in consolidated partnerships	72	(89)
Distributions to exchangeable operating partnership unit holders	(1,151)	(1,462)
Distributions to preferred unit holders	(10,163)	(14,816)
Dividends paid to common stockholders	(63,987)	(62,835)
Dividends paid to preferred stockholders	(2,794)	(1,360)
Net proceeds from issuance of Series 3 preferred stock	—	72,395
Repayment of fixed rate unsecured notes	(200,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	148,646	—
Proceeds from unsecured line of credit, net	110,000	148,000
Proceeds from notes payable	5,852	—
Repayment of notes payable, net	(2,350)	(2,258)
Scheduled principal payments	(2,770)	(2,881)
Deferred loan costs	(3,787)	—

Net cash used in financing activities	(21,762)	(91,564)

Net decrease in cash and cash equivalents	(24,489)	(10,520)
Cash and cash equivalents at beginning of the period	29,869	56,447

Cash and cash equivalents at end of the period	$5,380	45,927

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $6,504 and $6,192 in 2004 and 2003, respectively)	$42,521	41,935

Supplemental disclosure of non-cash transactions:

Mortgage debt assumed by purchaser on sale of real estate	$5,586	5,254

Common stock issued for partnership units exchanged	$4,341	1,164

Mortgage loan assumed for the acquisition of real estate	$4,148	15,342

Real estate contributed as investments in real estate partnerships	$2,757	12,646

Exchangeable operating partnership units issued for the acquisition of real estate	$13,400	—

Notes receivable taken in connection with sales of operating properties	$6,893	—

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly-owned qualified REIT subsidiaries, and partnerships in which it has majority ownership or controlling interest (the “Company” or “Regency”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units (“Units”) of Regency Centers, L.P. (“RCLP”). Regency invests in real estate through its partnership interest in RCLP. Generally all of the acquisition, development, operations and financing activities of Regency, including the issuance of Units and preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners’ interest in consolidated partnerships. The Company is a qualified real estate investment trust (“REIT”), which began operations in 1993.

The financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 Form 10-K filed with the Securities and Exchange Commission.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables.

Substantially all of the lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent or percentage rent) and reimbursement of the tenants’ share of real estate taxes and certain common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes and CAM costs are recognized as the respective costs are incurred in accordance with their lease agreements.

The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 66, “Accounting for Sales of Real Estate.” In summary, profits from sales will not be recognized by the Company unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing financial involvement with the property.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(b)	Revenues (continued)

The Company has been engaged by joint ventures to provide asset and property management services for their shopping centers. The fees are market based and generally calculated as a percentage of revenues earned and the estimated values of the properties and recognized as services are provided.

(c)	Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheet. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company incurs costs prior to land acquisition including acquisition contract deposits, legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-acquisition development costs are included in properties in development. If the Company determines that the development of a shopping center is no longer probable, any pre-development costs previously incurred are immediately expensed. At June 30, 2004 and December 31, 2003, the Company had capitalized pre-development costs of $9.5 million and $8.8 million, respectively. The Company’s method of capitalizing interest is based upon applying its weighted average borrowing rate to that portion of the actual development costs expended. The Company ceases cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements. Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

The Company allocates the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above- below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the estimated weighted-average remaining lease lives.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(c)	Real Estate Investments (continued)

for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to base rental revenue over the remaining terms of the respective leases including renewal options.

The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the acquired property provide no incremental value over the Company’s existing relationships.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held for sale period.

The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During June, 2003, we recorded a provision for loss of approximately $2.0 million on three shopping centers located in geographic areas no longer considered primary investment markets that also lacked the long-term investment growth that the Company believes is critical to its investment strategy. At the time the provision was recorded, the three properties were under contract for sale, and the provision was established based upon the criteria described above. These assets were subsequently sold to third parties, and the provision for loss has been reclassified to operating income from discontinued operations.

The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development that have been sold and for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has continuing involvement are included in income from continuing operations.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(d)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $31.2 million and $28.0 million at June 30, 2004 and December 31, 2003, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.7 million and $7.8 million at June 30, 2004 and December 31, 2003, respectively.

(e)	Earnings per Share and Treasury Stock

Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share also includes common share equivalents for stock options and exchangeable operating partnership units. See note 8 for the calculation of earnings per share.

Repurchases of the Company’s common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders’ equity. Outstanding shares do not include treasury shares.

(f)	Stock-Based Compensation

The Company follows the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), for stock-based compensation and to furnish the pro forma disclosures as required under Statement 148.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(f)	Stock-Based Compensation (continued)

The Company applies Opinion 25 in accounting for its plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income for common stockholders for the three month and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated on the following page (in thousands except per share data):

	For the three months ended June 30,
	2004	2003
Net income for common stockholders as reported:	$25,059	25,632
Add: stock-based employee compensation expense included in reported net income	3,527	2,901
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	4,346	3,520

Pro forma net income	$24,240	25,013

Earnings per share:
Basic – as reported	$0.41	0.43

Basic – pro forma	$0.40	0.42

Diluted – as reported	$0.41	0.42

Diluted – pro forma	$0.40	0.41

	For the six months ended June 30,
	2004	2003
Net income for common stockholders as reported:	$46,480	43,556
Add: stock-based employee compensation expense included in reported net income	7,075	5,770
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	9,076	7,615

Pro forma net income	$44,479	41,711

Earnings per share:
Basic – as reported	$0.77	0.72

Basic – pro forma	$0.74	0.69

Diluted – as reported	$0.77	0.72

Diluted – pro forma	$0.73	0.69

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(g)	Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003 (“FIN 46R”)), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures and determined that they are not party to any variable interest entities that should be consolidated.

(h)	Segment Reporting

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are invested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Company’s revenue and net income are generated from the operation of its investment portfolio. The Company will also earn incidental fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

The Company’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Company reviews operating and financial data for each property on an individual basis, therefore, the Company defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Company’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

(i)	Derivative Financial Instruments

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), on January 1, 2001. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction. Statement 133

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

(i)	Derivative Financial Instruments (continued)

requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (loss) while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. Upon the settlement of a hedge, gains and losses associated with the transaction will be recorded in other comprehensive income (loss) and amortized over the underlying term of the hedge transaction.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

j)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated statements of operations for the six months ended June 30, 2004.

At June 30, 2004, the Company held a majority interest in four consolidated entities with specified termination dates ranging from 2012 to 2049. The minority owners’ interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $7.4 million at June 30, 2004 as compared to the carrying value of $2.5 million. The Company has no other financial instruments that are affected by Statement 150.

(k)	Reclassifications

Certain reclassifications have been made to the 2003 amounts to conform to classifications adopted in 2004.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

2.	Discontinued Operations

During the three months ended June 30, 2004, the Company sold 100% of its interest in four operating properties for net proceeds of $16.3 million and the combined operating income and gain of $2.5 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004 and 2003, as well as operating properties held for sale, were $446,473 and $3.3 million for the three months ended June 30, 2004 and 2003, respectively. The operating income (loss) from these properties was $49,589 and ($629,249) for the three months ended June 30, 2004 and 2003, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $41,525 and $98,162 for the three months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004, the Company sold 100% of its interest in eight operating properties for net proceeds of $37.6 million and the combined operating income and gain of $2.9 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004 and 2003, as well as operating properties held for sale, were $1.6 million and $7.5 million for the six months ended June 30, 2004 and 2003, respectively. The operating income from these properties was $487,615 and $1.2 million for the six months ended June 30, 2004 and 2003, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $49,117 and $128,298 for the six months ended June 30, 2004 and 2003, respectively.

3.	Real Estate Investments

During 2004, the Company acquired two operating properties from third parties. One of the properties was acquired for a purchase price $25.1 million, and the second by the assumption of $4.1 million in debt and the issuance of 339,167 exchangeable operating partnership units valued at $13.4 million. Acquired lease intangible assets of $2.6 million for in-place leases were recorded for the acquisition. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company’s combined investment in these partnerships was $101.4 million and $140.5 million at June 30, 2004 and December 31, 2003, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the depreciable life of the property, which is generally 40 years. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC (“MCWR”), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. As of June 30, 2004, MCWR had acquired one property from the Company for $17.3 million, for which the Company received net proceeds of $10.4 million and a note receivable in the amount of $6.9 million. The note receivable has an interest rate of LIBOR plus 1.5% and was repaid in full on July 19, 2004.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

3.	Real Estate Investments (continued)

The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC (“Columbia”), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains and operations are not recorded as discontinued operations because of Regency’s continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnership.

With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

In March 2004, the two properties in the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency has a 30% interest, were sold to an outside party for $28.3 million resulting in a gain of $8.2 million. The Company received $17.2 million representing $12.9 million for loan repayments and a $4.3 distribution for the Company’s 30% interest. The Company recognized a $1.2 million gain in the equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

The Company’s investments in real estate partnerships as of June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	Ownership	2004	2003
Columbia Regency Retail Partners, LLC	20%	$38,687	40,267
Macquarie CountryWide-Regency, LLC	25%	37,767	39,071
Other investments in real estate partnerships	27% - 50%	24,938	61,158

		$101,392	140,496

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	June 30, 2004	December 31, 2003
Balance Sheet:
Investment in real estate, net	$708,277	727,530
Acquired lease intangibles, net	43,342	45,252
Other assets	24,549	39,408

Total assets	$776,168	812,190

Notes payable	$339,608	322,238
Other liabilities	13,096	14,102
Equity and partners’ capital	423,464	475,850

Total liabilities and equity	$776,168	812,190

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

3.	Real Estate Investments (continued)

Unconsolidated partnerships and joint ventures had notes payable of $339.6 million at June 30, 2004 and the Company’s proportionate share of these loans was $84.7 million. The Company does not guarantee any debt of these partnerships beyond its ownership percentage.

The revenues and expenses on a combined basis are summarized as follows for the three months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Statement of Operations:
Total revenues	$23,659	17,153
Gain (loss) on sale of operating properties	35	(15)
Total expenses	16,808	10,973

Net income	$6,886	6,165

The revenues and expenses on a combined basis are summarized as follows for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Statement of Operations:
Total revenues	$46,121	33,422
Gain on sale of operating properties	8,246	661
Total expenses	32,813	21,241

Net income	$21,554	12,842

4.	Acquired Lease Intangibles

Effective July 1, 2001, the Company adopted Statement 141 to account for the acquisition of shopping centers that are considered businesses. In accordance with Statement 141, identifiable intangible assets are valued and recorded at the acquisition date. Such intangibles include the value of in-place leases and above or below-market leases.

Acquired lease intangible assets are net of accumulated amortization of $1.3 million and $405,327 at June 30, 2004 and December 31, 2003, respectively. These assets have a weighted average amortization period of eight years. The aggregate amortization expense from acquired leases was $979,561 and $54,856 for the six months ended June 30, 2004 and 2003, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $1.4 million and $953,964 at June 30, 2004 and December 31, 2003, respectively and have a weighted average amortization period of seven years.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

5.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at June 30, 2004 and December 31, 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed rate mortgage loans	$211,658	217,001
Variable rate mortgage loans	41,198	41,629
Fixed rate unsecured loans	948,856	999,147

Total notes payable	1,201,712	1,257,777
Unsecured line of credit	305,000	195,000

Total	$1,506,712	1,452,777

On April 1, 2004, RCLP completed the sale of $150 million of ten-year senior unsecured notes. The 4.95% notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering were used to partially repay the $200 million of 7.4% notes maturing on April 1, 2004 and the remaining balance due was funded from the unsecured line of credit. As a result of two forward-starting interest rate swaps initiated in 2003 totaling $144.2 million, the effective interest rate is 5.47%. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in other comprehensive loss and will be amortized over ten years to interest expense. The swaps qualify for hedge accounting under Statement 133; therefore, the change in fair value was recorded through other comprehensive (loss) income.

On March 26, 2004, the Company closed on the amended and restated unsecured revolving line of credit (the “Line”). Under the new agreement, the Company reduced the line commitment from $600 million to $500 million. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the prior agreement. At June 30, 2004, the balance on the Line is $305 million. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 1.9375% at June 30, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread paid on the Line is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes.

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 6.2% to 9.50%.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

5.	Notes Payable and Unsecured Line of Credit (continued)

The fair value of the Company’s notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Notes payable with variable interest rates and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.7 billion.

As of June 30, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$2,436	22,069	24,505
2005	3,721	168,531	172,252
2006	3,428	21,127	24,555
2007 (includes the Line)	3,008	331,010	334,018
2008	2,823	19,620	22,443
2009	2,791	53,091	55,882
Beyond 5 Years	15,504	852,920	868,424
Unamortized debt premiums	—	4,633	4,633

Total	$33,711	1,473,001	1,506,712

6.	Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

During 2003, the Company entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million. The Company designated the $144.2 million swaps as cash flow hedges to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled the swaps with a payment to the counter-party for $5.7 million. The swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in accumulated other comprehensive loss. These amounts are included as an adjustment to interest expense as interest is incurred on the $150 million of ten-year unsecured notes sold April 1, 2004.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

7.	Stockholders’ Equity and Minority Interest

(a)	On April 3, 2003, the Company received proceeds from a $75 million offering of 3,000,000 depositary shares representing 300,000 shares of Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are perpetual preferred stock, not convertible into common stock of the Company, are redeemable at par upon Regency’s election on or after April 3, 2008, pay a 7.45% annual dividend, and have a liquidation value of $25 per depositary share. The terms of the Series 3 Preferred Stock do not contain any unconditional obligations which would require the Company to redeem the securities at any time or for any purpose.

(b)	The Company, through RCLP, has issued Cumulative Redeemable Preferred Units (“Preferred Units”) in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At June 30, 2004 and December 31, 2003, the face value of total Preferred Units issued was $229 million with an average fixed distribution rate of 8.88%.

Terms and conditions of the Preferred Units outstanding as of June 30, 2004 are summarized as follows:

Series	Units Outstanding	Issue Price	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
Series B	850,000	100.00	85,000,000	8.750%	09/03/04	09/03/09
Series C	400,000	100.00	40,000,000	9.000%	09/03/04	09/03/09
Series D	500,000	100.00	50,000,000	9.125%	09/29/04	09/29/09
Series E	300,000	100.00	30,000,000	8.750%	05/25/05	05/25/10
Series F	240,000	100.00	24,000,000	8.750%	09/08/05	09/08/10

	2,290,000		$229,000,000

The Company has the right to redeem the entire balance of the Series B, C, and D Preferred Units in September, 2004 at face value for $175 million. The Company expects to renegotiate the distribution rate on a portion of the Preferred Units to a current market distribution rate, or to issue Preferred Stock to fund the cost of redemption. On August 4, 2004, the Company priced $125 million of Series 4 Preferred Stock at a coupon rate of 7.25%, which will settle on August 31, 2004. The proceeds will be used to redeem the Series B and C Preferred Units. The original issuance costs associated with the Series B and C preferred Units are $3.2 million and will be expensed upon redemption.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

8.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively (in thousands except per share data):

	2004	2003
Numerator:
Income from continuing operations	$23,964	22,967
Discontinued operations	2,492	4,025

Net income	26,456	26,992
Less: Preferred stock dividends	1,397	1,360

Net income for common stockholders – basic	25,059	25,632
Add: Minority interest of exchangeable operating partnership units – continuing operations	400	557
Add: Minority interest of exchangeable operating partnership units – discontinued operations	42	98

Net income for common stockholders – diluted	$25,501	26,287

Denominator:
Weighted average common shares outstanding for basic EPS	60,783	60,162
Exchangeable operating partnership units	959	1,463
Incremental shares to be issued under common stock options using the Treasury method	150	386

Weighted average common shares outstanding for diluted EPS	61,892	62,011

Income per common share – basic
Income from continuing operations	$0.37	0.36
Discontinued operations	0.04	0.07

Net income for common stockholders per share	$0.41	0.43

Income per common share – diluted
Income from continuing operations	$0.37	0.36
Discontinued operations	0.04	0.06

Net income for common stockholders per share	$0.41	0.42

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

8.	Earnings per Share (continued)

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively (in thousands except per share data):

	2004	2003
Numerator:
Income from continuing operations	$46,332	39,676
Discontinued operations	2,942	5,240

Net income	49,274	44,916
Less: Preferred stock dividends	2,794	1,360

Net income for common stockholders – basic	46,480	43,556
Add: Minority interest of exchangeable operating partnership units – continuing operations	777	964
Add: Minority interest of exchangeable operating partnership units – discontinued operations	49	128

Net income for common stockholders – diluted	$47,306	44,648

Denominator:
Weighted average common shares outstanding for basic EPS	60,457	60,167
Exchangeable operating partnership units	1,050	1,480
Incremental shares to be issued under common stock options using the Treasury method	249	412

Weighted average common shares outstanding for diluted EPS	61,756	62,059

Income per common share – basic
Income from continuing operations	$0.72	0.63
Discontinued operations	0.05	0.09

Net income for common stockholders per share	$0.77	0.72

Income per common share – diluted
Income from continuing operations	$0.72	0.63
Discontinued operations	0.05	0.09

Net income for common stockholders per share	$0.77	0.72

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2004

9.	Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and managements’ beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation (“Regency” or “Company”) appearing elsewhere within.

Introduction and Strategic Overview

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return by focusing on a strategy of owning and operating grocery anchored shopping centers that are anchored by market-leading supermarkets, and that are located in areas with attractive demographics.

Currently, our real estate investment portfolio before depreciation totals $3.9 billion with 260 shopping centers in 21 states including approximately $737 million in real estate assets comprised of 45 shopping centers owned by our unconsolidated joint ventures in 15 states. Portfolio information is presented on a combined basis including unconsolidated joint ventures (“Combined Basis”), on a basis that excludes the unconsolidated joint ventures (“Regency Consolidated Properties”) and on basis including only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own but for which we provide property and asset management services. At June 30, 2004, our gross leasable area (“GLA”) on a Combined Basis totaled 30.0 million square feet and was 92.9% leased. The GLA for the Regency Consolidated Properties totaled 24.4 million square feet and was 92.1% leased. The GLA for the Unconsolidated Properties totaled 5.6 million square feet and was 96.7% leased. Geographically, on a Combined Basis, 19.9% of the GLA is located in Florida, 19.6% in California, 15.6% in Texas, 6.7% in Georgia, 6.3% in Ohio, and 31.9% spread throughout 16 other states. Geographically, for the Regency Consolidated Properties, 20.4% of the GLA is located in California, 19.5% in Florida, 16.3% in Texas, 7.3% in Ohio and 6.8% in Georgia. Geographically, for the Unconsolidated Properties, 21.5% of the GLA is located in Florida, 16.0% in California, 12.5% in Texas, 7.1% in Colorado and 6.5% in Virginia. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own 98% of the operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP.

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

We seek a range of strong national, regional and local specialty tenants, for the same reason that we choose to anchor our centers with leading grocers. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for Regency to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center’s grocery anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

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

We intend to maintain a conservative capital structure to fund our growth programs without compromising our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of properties into new higher quality developments that we expect to generate sustainable revenue growth and more attractive returns on invested capital. Our commitment to maintaining a high-quality shopping center portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. A further economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery anchor closings or consolidations in the grocery store industry. We closely monitor the operating performance and tenants’ sales of our shopping centers that operate near super-centers. A slow down in our shopping center development program would reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio that we use to evaluate and monitor our performance. The portfolio information below is presented on a (a) Combined Basis, (b) for Regency Consolidated Properties and (c) for Unconsolidated Properties:

	6/30/04	12/31/03
Number of Properties (a)	260	265
Number of Properties (b)	215	219
Number of Properties (c)	45	46

Properties in Development (a)	34	36
Properties in Development (b)	32	34
Properties in Development (c)	2	2

Gross Leaseable Area (a)	29,971,402	30,347,744
Gross Leaseable Area (b)	24,368,723	24,565,776
Gross Leaseable Area (c)	5,602,679	5,781,968

% Leased – All Properties (a)	92.9%	92.2%
% Leased – All Properties (b)	92.1%	91.8%
% Leased – All Properties (c)	96.7%	95.7%

% Leased – Non development (a)	95.3%	95.4%
% Leased – Non development (b)	95.0%	95.1%
% Leased – Non development (c)	96.9%	97.1%

Same Property Growth Rate (a)	2.3%	2.7%
Same Property Growth Rate (b)	1.9%	2.7%
Same Property Growth Rate (c)	4.1%	2.7%

Base Rent Growth on Re-Leasing (a)	8.9%	9.5%
Base Rent Growth on Re-Leasing (b)	10.2%	9.8%
Base Rent Growth on Re-Leasing (c)	0.9%	7.3%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented on a Combined Basis.

	June 30, 2004			December 31, 2003
Location	# Properties	GLA	% Leased	# Properties	GLA	% Leased
Florida	50	5,964,879	94.1%	50	5,943,345	94.3%
California	47	5,869,278	93.7%	49	5,917,372	90.8%
Texas	37	4,681,256	88.6%	41	5,086,086	88.1%
Georgia	20	2,008,069	95.4%	20	2,008,066	95.8%
Ohio	14	1,880,294	86.6%	14	1,901,538	90.6%
Colorado	16	1,737,674	96.7%	14	1,623,674	94.2%
Virginia	12	1,479,347	88.9%	10	1,272,369	89.1%
North Carolina	10	1,050,011	97.5%	10	1,050,061	98.7%
Washington	10	1,047,532	96.2%	9	1,020,470	96.4%
Oregon	8	838,055	94.5%	8	838,715	92.2%
Arizona	6	622,751	93.6%	7	652,906	91.5%
Tennessee	6	444,234	96.8%	6	444,234	96.5%
Illinois	3	415,011	95.9%	3	408,211	97.0%
Alabama	5	380,607	87.6%	6	543,330	85.5%
Michigan	4	368,348	91.4%	4	368,260	87.2%
South Carolina	5	339,926	96.0%	5	339,926	95.7%
Kentucky	2	302,669	97.5%	3	323,029	97.8%
Delaware	2	240,418	99.4%	2	240,418	99.5%
Maryland	1	206,050	91.7%	1	188,243	90.2%
New Jersey	1	88,993	98.6%	1	88,993	89.4%
Pennsylvania	1	6,000	100.0%	1	6,000	100.0%
Missouri	—	—	—	1	82,498	91.5%

Total	260	29,971,402	92.9%	265	30,347,744	92.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented for Regency Consolidated Properties:

	June 30, 2004			December 31, 2003
Location	# Properties	GLA	% Leased	# Properties	GLA	% Leased
California	40	4,974,903	93.0%	41	4,859,526	90.1%
Florida	39	4,760,435	93.1%	39	4,738,901	94.1%
Texas	32	3,982,229	87.9%	34	4,167,951	87.9%
Ohio	13	1,771,391	86.4%	13	1,792,635	92.7%
Georgia	17	1,656,297	96.3%	17	1,656,294	96.8%
Colorado	13	1,340,597	95.8%	11	1,223,072	92.6%
Virginia	10	1,117,081	85.8%	8	910,103	85.2%
North Carolina	9	970,508	97.4%	9	970,558	98.6%
Washington	8	696,220	95.8%	7	662,573	95.6%
Oregon	6	574,457	93.9%	7	688,359	92.2%
Arizona	5	515,104	92.3%	6	545,277	90.5%
Tennessee	6	444,234	96.8%	6	444,234	96.5%
Illinois	3	415,011	95.9%	3	408,211	97.0%
Michigan	4	368,348	91.4%	4	368,260	87.2%
Alabama	4	305,515	84.5%	5	468,238	83.1%
Delaware	2	240,418	99.4%	2	240,418	99.5%
South Carolina	2	140,982	90.9%	3	223,315	94.3%
New Jersey	1	88,993	98.6%	1	88,993	89.4%
Pennsylvania	1	6,000	100.0%	1	6,000	100.0%
Missouri	—	—	—	1	82,498	91.5%
Kentucky	—	—	—	1	20,360	93.1%

Total	215	24,368,723	92.1%	219	24,565,776	91.8%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented for Unconsolidated Properties:

	June 30, 2004			December 31, 2003
Location	# Properties	GLA	% Leased	# Properties	GLA	% Leased
Florida	11	1,204,444	98.1%	11	1,204,444	98.0%
California	7	894,375	98.1%	8	1,057,846	97.5%
Texas	5	699,027	92.8%	7	918,135	89.2%
Colorado	3	397,077	100.0%	3	400,602	99.1%
Virginia	2	362,266	98.4%	2	362,266	99.0%
Georgia	3	351,772	91.2%	3	351,772	91.1%
Washington	2	351,312	97.1%	2	357,897	97.8%
Kentucky	2	302,669	97.5%	2	302,669	98.1%
Oregon	2	263,598	95.7%	1	150,356	92.5%
Maryland	1	206,050	91.7%	1	188,243	90.2%
South Carolina	3	198,944	99.5%	2	116,611	98.5%
Ohio	1	108,903	88.4%	1	108,903	88.4%
Arizona	1	107,647	100.0%	1	107,629	96.3%
North Carolina	1	79,503	98.5%	1	79,503	100.0%
Alabama	1	75,092	100.0%	1	75,092	100.0%

Total	45	5,602,679	96.7%	46	5,781,968	95.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2004:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	59	11.2%	7.9%
Publix	54	8.2%	5.1%
Safeway	48	6.6%	4.9%
Albertsons	23	2.8%	2.1%

(a)	Includes stores owned by the grocery anchor that are attached to our centers.
(b)	GLA includes 100% of the GLA in unconsolidated joint ventures. Annualized base rent includes only Regency’s pro-rata share of rent from unconsolidated joint ventures.

Liquidity and Capital Resources

General

We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $111.9 million and $87.3 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, we incurred capital expenditures of $4.6 million and $6.1 million to maintain our shopping centers, paid scheduled principal payments of $2.8 million and $2.9 million to our lenders, and paid dividends and distributions of $78.1 million and $80.5 million to our share and unit holders, respectively.

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

We currently have $195.5 million available for equity securities under our shelf registration and RCLP has $180.0 million available for debt under their shelf registration. Additionally, we have the right to call and repay, at par, outstanding preferred units five years after their issuance date, at our discretion.

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

Shopping Center Development, Acquisitions and Sales

At June 30, 2004, we had 34 projects under construction or undergoing major renovations, which, when completed, will represent an expected investment of $617.6 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $137.3 million. Costs necessary to complete these developments will be $218.9 million, are generally already committed as part of existing construction contracts, and will be expended through 2006. These developments are approximately 66% complete and 79% pre-leased. The costs necessary to complete these developments will be funded from our line of credit which has a commitment amount of $500 million and a balance of $305 million at June 30, 2004. In 2004, we started three new developments of $35.9 million based on total costs that we expect to expend through completion.

At June 30, 2004, we sold eight retail centers to third parties for $50.3 million, compared with five retail centers sold for $39.1 million during the six months ended June 30, 2003 as part of our asset recycling program. All of the centers sold in 2004 and 2003 were operating and are included in discontinued operations in our accompanying consolidated statements of operations. We have land out-parcels adjacent to our shopping centers that we routinely develop, lease, or sell. At June 30, 2004 and 2003, gains related to the sale of out-parcels were $6.9 million and $3.3 million, respectively.

Investments in new developments and acquisitions, and proceeds from the sale of properties to third parties or partial sales to joint ventures are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $114.6 million and $6.3 million for the six months ended June 30, 2004 and 2003, respectively.

Investments in Real Estate Partnerships

At June 30, 2004, we had investments in real estate partnerships of $101.4 million, primarily comprised of two partnerships, a 20% investment interest in Columbia Regency Retail Partners, LLC (“Columbia”), a joint venture with the Oregon State Treasury, and a 25% investment interest in Macquarie CountryWide-Regency, LLC (“MCWR”), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust. The purpose of these partnerships is to invest in retail shopping centers, and we have been engaged by our partners to provide asset and property management services.

The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at June 30, 2004 and December 31, 2003 ($ amounts in thousands):

	2004	2003
Number of Joint Ventures	7	8
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	45	46

Combined Assets	$776,168	$812,190
Combined Liabilities	352,704	336,340
Combined Equity	423,464	475,850

Regency’s Share of:
Assets	$185,842	$239,801
Liabilities	84,450	99,305
Equity	101,392	140,496

At June 30, 2004 and 2003 total unconsolidated combined net income for all joint ventures was $21.6 million and $12.8 million, and our pro-rata share was $4.7 million and $4.3 million, respectively. Any difference between the carrying amount of our investments in real estate partnerships and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the depreciable life of the property, which is generally 40 years.

At June 30, 2004, Columbia owned 13 shopping centers and had total assets of $291.9 million. At June 30, 2004, MCWR owned 27 shopping centers and had total assets of $413.2 million. As of June 30, 2004, MCWR had acquired one property from the Company for $17.3 million, for which we received net proceeds of $10.4 million and a note receivable in the amount of $6.9 million. The note receivable has an interest rate of LIBOR plus 1.5% and was repaid in full on July 19, 2004.

The gain we recognize on the sales of our properties to Columbia and MCWR is recorded on only the portion attributable to our joint venture partners’ ownership percentage. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from third parties, we are required to contribute our pro-rata share of the purchase price to the partnership.

In March 2004, the only two properties owned by the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency has a 30% interest, were sold to a third party for $28.3 million resulting in a gain of $8.2 million. We received $17.2 million representing $12.9 million for loan repayments and a $4.3 distribution for our interest. We recognized our share of the gain of $1.2 million in equity in income of investments in real estate partnerships.

Debt and Equity

Outstanding debt at June 30, 2004 and December 31, 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed-rate mortgage loans	$211,658	217,001
Variable-rate mortgage loans	41,198	41,629
Fixed-rate unsecured loans	948,856	999,147

Total notes payable	1,201,712	1,257,777
Unsecured line of credit	305,000	195,000

Total	$1,506,712	1,452,777

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 6.2% to 9.5%.

On March 26, 2004, we entered into a new unsecured revolving line of credit (the “Line”). Under the new agreement, we reduced the line commitment from $600 million to $500 million, but have the right to expand the Line by an additional $150 million subject to additional lender syndication. The new facility has a three-year term, a one-year extension option at maturity, and an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the previous agreement. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 1.9375% at June 30, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes.

As of June 30, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$2,436	22,069	24,505
2005	3,721	168,531	172,252
2006	3,428	21,127	24,555
2007 (includes the Line)	3,008	331,010	334,018
2008	2,823	19,620	22,443
2009	2,791	53,091	55,882
Beyond 5 Years	15,504	852,920	868,424
Unamortized debt premiums	—	4,633	4,633

Total	$33,711	1,473,001	1,506,712

Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $339.6 million at June 30, 2004, and our proportionate share of these loans was $84.7 million. We do not guarantee any debt of these partnerships beyond our ownership percentage.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. At June 30, 2004, 77% of our total debt had fixed interest rates, compared with 84% at December 31, 2003. We intend to limit the percentage of variable interest- rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at June 30, 2004, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.5 million. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”).

On April 1, 2004, we completed the sale of $150 million ten-year senior unsecured notes (the “Notes”). The 4.95% Notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering combined with borrowings from the Line were used to repay $200 million of 7.4% notes that matured on April 1, 2004. Related to the offering, we settled two forward-starting interest rate swaps that were initiated in 2003 totaling $144.2 million. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in other comprehensive (loss) income and is being amortized over the ten year term of the Notes to interest expense. The swaps qualified for hedge accounting under Statement 133; and therefore, the change in fair value was recorded in other comprehensive (loss) income. After taking into effect the hedge settlement, the effective interest rate on the Notes is 5.47%.

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2004 and 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.75% to 9.125%. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2004 and December 31, 2003, the face value of total Preferred Units issued was $229 million with an average fixed distribution rate of 8.88%. Included in Preferred Units are original issuance costs of $5.5 million that will be expensed as the underlying Preferred Units are redeemed in the future.

We have the right to redeem the entire balance of the Series B, C, and D Preferred Units in September, 2004 at face value for $175 million. The Company expects to renegotiate the distribution rate on a portion of the Preferred Units to a current market distribution rate, or to issue Preferred Stock to fund the cost of redemption. On August 4, 2004, the Company priced $125 million of Series 4 Preferred Stock at a coupon rate of 7.25%, which will settle on August 31, 2004. The proceeds will be used to redeem the Series B and C Preferred Units. The original issuance costs associated with the Series B and C preferred Units are $3.2 million and will be expensed upon redemption.

In summary, net cash used in financing activities related to the debt and equity activity discussed above was $21.8 million and $91.6 million for the six months ended June 30, 2004 and 2003, respectively.

Critical Accounting Policies and Estimates

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

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that impairment exists due to our inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS Statement No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

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

Results from Operations

Comparison of the six months ended June 30, 2004 to 2003

At June 30, 2004, we were operating or developing 260 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 93% leased) or occupied. Stabilized properties are those properties that are generally greater than 93% leased and, if they were developed, are more than three years beyond their original development start date. At June 30, 2004, we had 183 stabilized shopping centers that were 95% leased, which excludes properties owned through unconsolidated joint ventures.

Our revenues increased by $8.9 million, or 5%, to $191.4 million in 2004. This increase was related to changes in occupancy for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. During the six months ended June 30, 2004, our rental rates grew by 10.2% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2004, our minimum rent increased by $7.3 million, or 5%, and our recoveries from tenants increased $1.3 million, or 3%.

Our operating expenses increased by $9.2 million, or 10%, to $101.7 million in 2004. Our combined operating, maintenance, and real estate taxes increased by $1.9 million, or 4%, during 2004 to $47.0 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year and general increases in operating expenses on the stabilized properties. Our general and administrative expenses were $13.1 million during 2004, compared with $10.3 million in 2003, or 27% higher, primarily related to accruing higher incentive compensation based upon growth in revenues and earnings per share. Our depreciation and amortization expense increased $4.5 million during the current year related to development properties placed in service during 2004.

Our net interest expense decreased to $39.8 million in 2004 from $41.4 million in 2003. Average interest rates on our outstanding debt declined to 5.95% at June 30, 2004 compared with 6.58% at June 30, 2003, due to reductions in the LIBOR rate and the lower interest rate on the Notes discussed in Debt and Equity. Our average fixed interest rates were 7.13% at June 30, 2004, compared with 7.50% at June 30, 2003. Our weighted average outstanding debt at June 30, 2004 was $1.5 billion compared with $1.4 billion at June 30, 2003.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $6.9 million in gains from the sale of 13 out-parcels for proceeds of $15.7 million. During 2003, the gains from the sale of operating and development properties included $3.3 million from the sale of 15 out-parcels for proceeds of $23.8 million and $6.5 million for properties sold to joint ventures. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our minority investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

Our income from discontinued operations was $2.9 million in 2004 related to eight centers sold to third parties for $50.3 million. In compliance with the adoption of Statement 144 in January 2002, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Reclassified operating income from discontinued operations was $842,048 in 2003, a result of reclassifying the historical operations of the properties sold in 2004 as well as properties sold subsequent to June 30, 2003. Our income from discontinued operations was $5.2 million in 2003 related to five centers sold to third parties for $39.1 million. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $49,117 and $128,298 for the six months ended June 30, 2004 and 2003, respectively.

In March of 2003, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. During August of 2003, we redeemed the $80 million Series A 8.125% Preferred Units. As a result of these redemptions, the minority interest of preferred units was $7.3 million lower for the six months ended June 30, 2004.

Net income for common stockholders was $46.5 million in 2004, compared with $43.6 million in 2003 or a 7% increase for the reasons previously discussed. Diluted earnings per share were $0.77 in 2004, compared with $0.72 in 2003, or 7% higher, related to the increase in net income and a decrease in weighted average common shares of 303,561 shares.

Comparison of the three months ended June 30, 2004 to 2003

Our revenues increased by $4.7 million, or 5%, to $95.9 million in 2004. This increase was related to changes in occupancy for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. During the three months ended June 30, 2004, our minimum rent increased by $3.9 million, or 6%, and our recoveries from tenants increased $1.1 million, or 6%.

Our operating expenses increased by $4.0 million, or 8%, to $51.4 million in 2004. Our combined operating, maintenance, and real estate taxes increased by $645,900, or 3%, during 2004 to $23.2 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year and general increases in operating expenses on the stabilized properties. Our general and administrative expenses were $7.2 million during the three months ended June 30, 2004, compared with $6.2 million in 2003, or 17% higher, primarily related to accruing higher incentive compensation based upon growth in revenues and earnings per share. Our depreciation and amortization expense increased $2.3 million in 2004 compared to 2003 related to development properties placed in service during 2004.

Our net interest expense decreased to $18.7 million for the three months ended June 30, 2004 from $20.8 million for the comparable period in 2003 due to interest savings related to the $150 million debt offering completed on April 1, 2004 discussed previously.

Our income from discontinued operations was $2.5 million related to the sale of four centers to third parties for $23.4 million for the three months ended June 30, 2004 compared to $4.0 million related to the sale of two properties for $25.4 million for the comparable period in 2003. Reclassified operating loss from discontinued operations was $558,113 in 2003, a result of reclassifying the historical operations of the properties sold in 2004 which includes a $2.0 million provision for loss, as well as properties sold subsequent to June 30, 2003. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $41,525 and $98,162 for the three months ended June 30, 2004 and 2003, respectively.

Net income for common stockholders was $25.1 million in 2004, compared with $25.6 million in 2003 or a 2% decrease. Diluted earnings per share were $0.41 in 2004, compared with $0.42 in 2003.

Environmental Matters

We are subject to numerous environmental laws and regulations and we are primarily concerned with dry cleaning plants that currently operate or have operated at our shopping centers in the past. We believe that the tenants who currently operate plants do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to environmentally approved systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on Regency’s financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation

Inflation has remained relatively low and has had a minimal impact on the operating performance of our shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on the Line and the refinancing of long-term debt which currently contain fixed interest rates. Our interest-rate risk management objective is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps and treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$8,307	147,252	24,555	29,018	22,443	55,882	868,424	1,155,881	1,376,832
Average interest rate for all debt	7.26%	7.20%	7.20%	7.17%	7.18%	7.14%	6.82%	—	—
Variable rate LIBOR debt	$16,198	25,000	—	305,000	—	—	—	346,198	346,198
Average interest rate for all debt	1.91%	1.73%	—	1.73%	—	—	—	—	—

As the table incorporates only those exposures that exist as of June 30, 2004, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On June 24, 2004, our operating partnership, Regency Centers, L.P., issued 339,167 units valued at $13.4 million to the owners of a limited partnership in exchange for an operating property owned by the limited partnership (and also assumed $4.1 million of debt from the limited partnership). The units are exchangeable, at the election of the holder, on a one-for one basis for shares of our common stock after two years. The securities were issued to the 18 partners of the property owner, all of whom are accredited investors, in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

(c)

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2004	[1]709	$46.55	—	—
May 1 through May 31, 2004	268	$38.33	—	—
June 1 through June 30, 2004	20,642	$40.51	—	—
Total	21,619	$40.59	—	—

[1]	Represents shares delivered in payment of the exercise price or withholding taxes in connection with option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting for Regency Centers Corporation was held on April 28, 2004. The matters to be acted on were as follows: (Proposal 1) the election of four Class II directors to serve terms expiring at the annual meeting of shareholders to be held in 2007 (or if the proposal to eliminate classification of the board was approved, until the 2005 annual meeting of shareholders); (Proposal 2) to amend Regency’s Restated Articles of Incorporation to eliminate classification of the board of directors; (Proposal 3) to amend Regency’s Restated Articles of Incorporation to increase the number of authorized shares of preferred stock to 30 million shares; and (Proposal 4) to amend Regency’s Restated Articles of Incorporation to delete matters of historical interest relating to the ownership limit for Security Capital Group Incorporated.

Proposal 1:

Each of the nominees was elected. The number of shares voted for or withheld as to each nominee was as follows:

Election of four Class II Director

Nominee	For	Withheld
Martin E. Stein, Jr.	51,138,860	982,665
Raymond L. Bank	51,192,008	929,517
A. R. Carpenter	48,273,326	3,848,199
J. Dix Druce, Jr.	51,168,090	953,435

The terms of the following incumbent directors continued beyond the meeting:

C. Ronald Blankenship

Mary Lou Fiala

Douglas S. Luke

John C. Schweitzer

Thomas G. Wattles

Terry N. Worrell

Proposal 2:

The amendment of Regency’s Restated Articles of Incorporation to eliminate classification of the board of directors was approved by the affirmative vote of 51,206,331 shares, with 900,413 shares voted against and 14,781 shares abstaining.

Proposal 3:

The amendment of Regency’s Restated Articles of Incorporation to increase the number of authorized shares of preferred stock to 30 million shares was approved by the holders of Regency’s common stock by the affirmative vote of 23,919,352 shares, with 19,124,067 shares voted against, 37,616 shares abstaining and 9,040,490 broker nonvotes. The amendment is subject to approval by the holders of Regency’s Series 3 preferred stock at a special meeting to be held on September 10, 2004.

Proposal 4:

The amendment of Regency’s Restated Articles of Incorporation to delete matters of historical interest relating to the ownership limit for Security Capital Group Incorporated was approved by the affirmative vote of 51,391,411 shares, with 38,265 shares voted against and 691,849 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

(b)	Reports on Form 8-K:

1.	Form 8-K dated January 28, 2004, as amended by Form 8-K/A dated April 13, 2004, furnishing Regency’s earnings release for the period ended December 31, 2003 and supplemental information. **

2.	Current report on Form 8-K dated April 28, 2004 for the purpose of furnishing Regency Centers Corporation’s earnings release and supplemental information for the three months ended March 31, 2004. **

**	Furnished for information only, not deemed to be “filed.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004	REGENCY CENTERS CORPORATION
	By:	/s/ J. Christian Leavitt
Senior Vice President and
Chief Accounting Officer