Form 10-Q
period 2004-09-30
REGENCY CENTERS CORP
filed 2004-11-05
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	For the quarterly period ended September 30, 2004

-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of November 3, 2004, there were 62,666,102 shares outstanding of the Registrant’s common stock.

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(in thousands, except share data)

	2004	2003
	(unaudited)
Assets
Real estate investments at cost:
Land	$778,419	738,101
Buildings and improvements	1,936,833	1,914,075

	2,715,252	2,652,176
Less: accumulated depreciation	325,130	285,665

	2,390,122	2,366,511
Properties in development	437,280	369,474
Operating properties held for sale	44,931	4,200
Investments in real estate partnerships	115,871	140,496

Net real estate investments	2,988,204	2,880,681

Cash and cash equivalents	50,181	29,869
Notes receivable	33,452	70,782
Tenant receivables, net of allowance for uncollectible accounts of $3,601 and $3,353 at September 30, 2004 and December 31, 2003, respectively	50,337	54,573
Deferred costs, less accumulated amortization of $24,120 and $29,493 at September 30, 2004 and December 31, 2003, respectively	41,769	35,804
Acquired lease intangible assets, net	11,316	10,205
Other assets	13,661	16,315

	$3,188,920	3,098,229

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,249,021	1,257,777
Unsecured line of credit	230,000	195,000
Accounts payable and other liabilities	109,145	94,280
Acquired lease intangible liabilities, net	5,400	6,115
Tenants’ security and escrow deposits	9,621	9,358

Total liabilities	1,603,187	1,562,530

Preferred units	101,762	223,526
Exchangeable operating partnership units	19,704	26,544
Limited partners’ interest in consolidated partnerships	1,742	4,651

Total minority interest	123,208	254,721

Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 800,000 and 300,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively, liquidation preference $250 per share	200,000	75,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 67,698,118 and 64,956,077 shares issued at September 30, 2004 and December 31, 2003, respectively	677	650
Treasury stock at cost, 5,159,852 and 5,048,120 shares held at September 30, 2004 and December 31, 2003, respectively, at cost	(112,262)	(111,414)
Additional paid in capital	1,471,536	1,394,361
Accumulated other comprehensive (loss) income	(5,434)	175
Distributions in excess of net income	(91,992)	(77,794)

Total stockholders’ equity	1,462,525	1,280,978

Commitments and contingencies	$3,188,920	3,098,229

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended September 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	2004	2003
Revenues:
Minimum rent	$72,606	66,436
Percentage rent	733	737
Recoveries from tenants	21,536	19,996
Management fees and commissions	1,917	1,561
Equity in income of investments in real estate partnerships	2,199	1,590

Total revenues	98,991	90,320

Operating expenses:
Depreciation and amortization	20,375	18,105
Operating and maintenance	14,110	12,527
General and administrative	7,232	6,138
Real estate taxes	10,410	9,549
Other expenses	1,479	468

Total operating expenses	53,606	46,787

Other expense (income)
Interest expense, net of interest income of $886 and $335 in 2004 and 2003, respectively	20,099	21,195
Gain on sale of operating properties and properties in development	(7,946)	(11,796)

Total other expense (income)	12,153	9,399

Income before minority interests	33,232	34,134

Minority interest of preferred units	(7,458)	(7,256)
Minority interest of exchangeable operating partnership units	(397)	(630)
Minority interest of limited partners	(85)	(113)

Income from continuing operations	25,292	26,135

Income from discontinued operations	12,454	5,031

Net income	37,746	31,166

Preferred stock dividends	(2,177)	(1,397)

Net income for common stockholders	$35,569	29,769

Income per common share - basic:
Continuing operations	$0.38	0.43
Discontinued operations	0.20	0.09

Net income for common stockholders per share	$0.58	0.52

Income per common share - diluted:
Continuing operations	$0.38	0.43
Discontinued operations	0.20	0.08

Net income for common stockholders per share	$0.58	0.51

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the nine months ended September 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	2004	2003
Revenues:
Minimum rent	$211,531	198,117
Percentage rent	1,523	1,496
Recoveries from tenants	60,610	57,804
Management fees and commissions	5,294	5,006
Equity in income of investments in real estate partnerships	6,888	5,910

Total revenues	285,846	268,333

Operating expenses:
Depreciation and amortization	60,011	53,322
Operating and maintenance	39,785	37,484
General and administrative	20,337	16,438
Real estate taxes	30,255	28,247
Other expenses	2,629	1,572

Total operating expenses	153,017	137,063

Other expense (income)
Interest expense, net of interest income of $2,604 and $1,613 in 2004 and 2003, respectively	59,919	62,593
Gain on sale of operating properties and properties in development	(16,579)	(21,600)

Total other expense (income)	43,340	40,993

Income before minority interests	89,489	90,277

Minority interest of preferred units	(17,621)	(24,745)
Minority interest of exchangeable operating partnership units	(1,155)	(1,543)
Minority interest of limited partners	(255)	(317)

Income from continuing operations	70,458	63,672

Income from discontinued operations	16,562	12,410

Net income	87,020	76,082

Preferred stock dividends	(4,971)	(2,757)

Net income for common stockholders	$82,049	73,325

Income per common share - basic:
Continuing operations	$1.08	1.03
Discontinued operations	0.27	0.21

Net income for common stockholders per share	$1.35	1.24

Income per common share - diluted:
Continuing operations	$1.08	1.02
Discontinued operations	0.27	0.21

Net income for common stockholders per share	$1.35	1.23

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity

(in thousands, except per share data)

For the nine months ended September 30, 2004

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2003	$75,000	650	(111,413)	1,394,361	175	(77,794)	1,280,979
Comprehensive Income:
Net income	—	—	—	—		87,020	87,020
Loss on settlement of derivative instruments	—	—	—	—	(5,895)	—	(5,895)
Amortization of loss on derivative instruments	—	—	—	—	286	—	286

Total comprehensive income	—	—	—	—	—	—	81,411
Common stock issued as compensation to directors or officers	—	7	—	10,947	—	—	10,954
Common stock issued for exercise of stock options	—	3	—	11,604	—	—	11,607
Common stock surrendered for payment of taxes and forfeitures			(849)	(8,134)			(8,983)
Common stock issued for partnership units exchanged	—	2	—	5,408	—	—	5,410
Common stock issued in stock offering	—	15	—	67,380	—	—	67,395
Series 4 preferred stock issued	125,000			(4,169)			120,831
Reallocation of minority interest	—	—	—	(5,861)	—	—	(5,861)
Cash dividends declared:
Common stock ($1.59 per share)	—	—	—	—	—	(96,247)	(96,247)
Preferred stock ($1.55 per share)	—	—	—	—	—	(4,971)	(4,971)

Balance at September 30, 2004	$200,000	677	(112,262)	1,471,536	(5,434)	(91,992)	1,462,525

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$87,020	76,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,772	56,279
Deferred loan cost and debt premium amortization	1,813	1,571
Stock based compensation	10,133	8,688
Minority interest of preferred units	17,621	24,745
Minority interest of exchangeable operating partnership units	1,417	1,842
Minority interest of limited partners	255	317
Equity in income of investments in real estate partnerships	(6,888)	(5,910)
Net gain on sale of properties	(30,207)	(28,256)
Provision for loss on operating properties	—	1,969
Distributions from operations of investments in real estate partnerships	10,822	8,303
Hedge settlement	(5,720)	—
Changes in assets and liabilities:
Tenant receivables	4,773	5,592
Deferred leasing costs	(4,683)	(7,309)
Other assets	647	(615)
Accounts payable and other liabilities	1,708	(7,664)
Tenants’ security and escrow deposits	230	566

Net cash provided by operating activities	149,713	136,200

Cash flows from investing activities:
Acquisition of real estate	(26,560)	(22,476)
Development of real estate	(246,185)	(225,270)
Proceeds from sale of real estate investments	129,475	138,830
Repayment of notes receivable, net	45,530	48,332
Investments in real estate partnerships	(18,621)	(10,260)
Distributions received from investments in real estate partnerships	21,464	18,361

Net cash used in investing activities	(94,897)	(52,483)

Cash flows from financing activities:
Net proceeds from common stock issuance	79,002	125,073
Repurchase of common stock	—	(150,502)
Redemption of preferred units	(125,000)	(155,750)
Redemption of exchangeable operating partnership units	(20,402)	(974)
Contributions from limited partners in consolidated partnerships	352	247
Distributions to exchangeable operating partnership unit holders	(1,706)	(2,182)
Distributions to preferred unit holders	(14,385)	(20,873)
Dividends paid to common stockholders	(96,247)	(93,808)
Dividends paid to preferred stockholders	(4,971)	(2,757)
Net proceeds from issuance of preferred stock	120,831	72,295
Repayment of fixed rate unsecured notes	(200,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	148,646	—
Proceeds from unsecured line of credit, net	35,000	116,000
Proceeds from notes payable	54,852	30,822
Repayment of notes payable, net	(2,350)	(7,256)
Scheduled principal payments	(4,282)	(4,358)
Deferred loan costs	(3,844)	(253)

Net cash used in financing activities	(34,504)	(94,276)

Net increase (decrease) in cash and cash equivalents	20,312	(10,559)
Cash and cash equivalents at beginning of the period	29,869	56,447

Cash and cash equivalents at end of the period	$50,181	45,888

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(unaudited)

	2004	2003
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $8,903 and $9,778 in 2004 and 2003, respectively)	$73,363	71,371

Supplemental disclosure of non-cash transactions:
Mortgage debt assumed by purchaser on sale of real estate	$9,899	5,254

Common stock issued for partnership units exchanged	$5,410	1,164

Mortgage loans assumed for the acquisition of real estate	$4,148	15,342

Real estate contributed as investments in real estate partnerships	$4,544	18,329

Exchangeable operating partnership units issued for the acquisition of real estate	$13,400	—

Notes receivable taken in connection with sales of operating properties and properties in development	$8,200	69,287

Change in fair value of derivative instrument	$—	1,677

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Regency Centers Corporation and partnerships in which it has majority ownership or controlling interest (the “Company” or “Regency”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 98% of the outstanding common units (“Units”) of Regency Centers, L.P. (“RCLP”). Regency invests in real estate through its partnership interest in RCLP. Generally all of the acquisition, development, operations and financing activities of Regency, including the issuance of Units and preferred units, are executed by RCLP. The equity interests of third parties held in RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units and limited partners’ interest in consolidated partnerships. The Company is a qualified real estate investment trust (“REIT”), which began operations in 1993.

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

Substantially all of the lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent or percentage rent) and reimbursement of the tenants’ share of real estate taxes and certain common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

September 30, 2004

(b)	Revenues (continued)

The Company has been engaged by joint ventures to provide asset and property management services for their shopping centers. The fees are market based and generally calculated as a percentage of revenues earned and the estimated values of the properties and recognized as services are provided.

(c)	Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheet. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company incurs costs prior to land acquisition including acquisition contract deposits, legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-acquisition development costs are included in properties in development. If the Company determines that the development of a shopping center is no longer probable, any pre-development costs previously incurred are immediately expensed. At September 30, 2004 and December 31, 2003, the Company had capitalized pre-development costs of $15.7 million and $8.8 million, respectively. The Company’s method of capitalizing interest is based upon applying its weighted average borrowing rate to that portion of the actual development costs expended. The Company ceases cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements. Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

The Company allocates the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the estimated weighted-average remaining lease lives.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(c)	Real Estate Investments (continued)

for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is accreted as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market lease values is acreted as an increase to base rental revenue over the remaining terms of the respective leases including renewal options.

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

The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During June 2003, we recorded a provision for loss of approximately $2.0 million on three shopping centers located in geographic areas no longer considered primary investment markets that also lacked the long-term investment growth that the Company believes is critical to its investment strategy. At the time the provision was recorded, the three properties were under contract for sale, and the provision was established based upon the criteria described above. These assets were subsequently sold to third parties and included as part of discontinued operations.

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

September 30, 2004

(d)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $31.5 million and $28.0 million at September 30, 2004 and December 31, 2003, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.3 million and $7.8 million at September 30, 2004 and December 31, 2003, respectively.

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

September 30, 2004

(f)	Stock-Based Compensation (continued)

The Company applies Opinion 25 in accounting for its plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income for common stockholders for the three months and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	For the three months ended September 30,
	2004	2003
Net income for common stockholders as reported:	$35,569	29,769
Add: stock-based employee compensation expense included in reported net income	3,051	2,918
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	5,114	4,149

Pro forma net income	$33,506	28,538

Earnings per share:
Basic – as reported	$0.58	0.52

Basic – pro forma	$0.55	0.50

Diluted – as reported	$0.58	0.51

Diluted – pro forma	$0.54	0.49

	For the nine months ended September 30,
	2004	2003
Net income for common stockholders as reported:	$82,049	73,325
Add: stock-based employee compensation expense included in reported net income	10,126	8,688
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	14,190	11,763

Pro forma net income	$77,985	70,250

Earnings per share:
Basic – as reported	$1.35	1.24

Basic – pro forma	$1.28	1.18

Diluted – as reported	$1.35	1.23

Diluted – pro forma	$1.28	1.18

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

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

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Company’s revenue and net income are generated from the operation of its investment portfolio. The Company will also earn incidental fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), on January 1, 2001. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps or rate locks.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

(i)	Derivative Financial Instruments (continued)

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (loss) while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. Upon the settlement of a hedge, gains and losses associated with the transaction will be recorded in other comprehensive income (loss) and amortized over the underlying term of the hedge transaction. Historically all of the Company’s derivative instruments qualify for hedge accounting.

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

j)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated statements of operations for the nine months ended September 30, 2004.

At September 30, 2004, the Company held a majority interest in three consolidated entities with specified termination dates ranging from 2017 to 2049. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $5.3 million at September 30, 2004 as compared to the carrying value of $1.4 million. The Company has no other financial instruments that are affected by Statement 150.

(k)	Reclassifications

Certain reclassifications have been made to the 2003 amounts to conform to classifications adopted in 2004.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

2.	Discontinued Operations

During the three months ended September 30, 2004, the Company sold 100% of its interest in three properties for net proceeds of $33.6 million and the combined operating income and gain of $12.5 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004 and 2003, as well as operating properties held for sale, were $1.9 million and $5.3 million for the three months ended September 30, 2004 and 2003, respectively. The operating income from these properties was $1.8 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $193,662 and $119,524 for the three months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004, the Company sold 100% of its interest in 11 properties for net proceeds of $71.2 million and the combined operating income and gain of $16.6 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004 and 2003, as well as operating properties held for sale, were $8.0 million and $17.2 million for the nine months ended September 30, 2004 and 2003, respectively. The operating income from these properties was $3.5 million and $5.9 million for the nine months ended September 30, 2004 and 2003, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $262,144 and $298,661 for the nine months ended September 30, 2004 and 2003, respectively.

3.	Real Estate Investments

As of September 30, 2004, the Company acquired two operating properties from third parties. One of the properties was acquired for a purchase price $25.1 million, and the second by the assumption of $4.1 million in debt and the issuance of 339,167 exchangeable operating partnership units valued at $13.4 million. Acquired lease intangible assets of $2.6 million for in-place leases were recorded for the acquisitions. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition, and neither was considered significant to the Company’s operations in the current or preceding periods. On October 12, 2004, the Company purchased one operating property by the assumption of approximately $22.7 million of debt, the issuance of 581,395 exchangeable operating partnership units valued at approximately $25 million and $9.8 million in cash.

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company’s combined investment in these partnerships was $115.9 million and $140.5 million at September 30, 2004 and December 31, 2003, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the depreciable life of the property, which is generally 40 years. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

3.	Real Estate Investments (continued)

The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC (“MCWR”), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia (“MCW”), a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. As of September 30, 2004, MCWR had acquired two properties from the Company for $43.4 million, for which the Company received net proceeds of $20.1 million.

The Company also has a 20% equity interest in Columbia Regency Retail Partners, LLC (“Columbia”), a joint venture with the Oregon Public Employees Retirement Fund (“OPERF”) that was formed for the purpose of investing in retail shopping centers. In August 2004, Columbia acquired six shopping centers for a purchase price of $119.2 million totaling approximately 900,000 square feet located in the Chicago area. Regency contributed $5.2 million for its proportionate share of the purchase price.

On August 16, 2004, the Company entered into two separate definitive agreements with its joint venture partners, MCW and OPERF to acquire 24 retail properties totaling 2.6 million square feet located in the Southeastern United States. The acquisitions were completed in the fourth quarter and Regency contributed $56.1 million for its proportionate share of the purchase price.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains and operations are not recorded as discontinued operations because of Regency’s continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnerships.

With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

In August 2004, Regency sold its membership interest in the Hermosa Venture 2002, LLC to the partner. In March 2004, the two properties in the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency has a 30% equity interest, were sold to an outside party for $28.3 million resulting in a gain of $8.2 million. The Company received $17.2 million which represents a $4.3 million distribution for the Company’s 30% equity interest and $12.9 million for the repayment of a loan. The Company recognized a $1.2 million gain in the equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

3.	Real Estate Investments (continued)

The Company’s investments in real estate partnerships as of September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	Ownership	2004	2003
Columbia Regency Retail Partners, LLC	20%	$50,316	40,267
Macquarie CountryWide-Regency, LLC	25%	42,355	39,071
Other investments in real estate partnerships	30% - 50%	23,200	61,158

		$115,871	140,496

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	September 30, 2004	December 31, 2003
Balance Sheet:
Investment in real estate, net	$844,786	727,530
Acquired lease intangibles, net	48,984	45,252
Other assets	50,801	39,408

Total assets	$944,571	812,190

Notes payable	$417,286	322,238
Other liabilities	17,101	14,102
Partners’ equity	510,184	475,850

Total liabilities and equity	$944,571	812,190

Unconsolidated partnerships and joint ventures had notes payable of $417.3 million at September 30, 2004 and the Company’s proportionate share of these loans was $102.9 million. The Company does not guarantee any debt of these partnerships beyond its ownership percentage.

The revenues and expenses on a combined basis are summarized as follows for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Statement of Operations:
Total revenues	$26,352	18,835
Total expenses	19,411	13,375
Gain (loss) on sale of real estate	421	(9)

Net income	$7,362	5,451

The revenues and expenses on a combined basis are summarized as follows for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Statement of Operations:
Total revenues	$72,474	52,257
Total expenses	52,225	34,616
Gain on sale of real estate	8,667	652

Net income	$28,916	18,293

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

4.	Acquired Lease Intangibles

The Company follows Statement 141 to account for the acquisition of shopping centers that are considered businesses. In accordance with Statement 141, identifiable intangible assets are valued and recorded at the acquisition date. Such intangibles include the value of in-place leases and above or below-market leases.

Acquired lease intangible assets are net of accumulated amortization of $1.9 million and $405,327 at September 30, 2004 and December 31, 2003, respectively. These assets have a weighted average amortization period of eight years. The aggregate amortization expense from acquired leases was $1.5 million and $82,285 for the nine months ended September 30, 2004 and 2003, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $1.7 million and $953,964 at September 30, 2004 and December 31, 2003, respectively and have a weighted average amortization period of seven years.

5.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at September 30, 2004 and December 31, 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed rate mortgage loans	$259,162	217,001
Variable rate mortgage loans	40,958	41,629
Fixed rate unsecured loans	948,901	999,147

Total notes payable	1,249,021	1,257,777
Unsecured line of credit	230,000	195,000

Total	$1,479,021	1,452,777

On April 1, 2004, RCLP completed the sale of $150 million of ten-year senior unsecured notes. The 4.95% notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering were used to partially repay the $200 million of 7.4% notes maturing on April 1, 2004 and the remaining balance due was funded from the unsecured line of credit. As a result of two forward-starting interest rate swaps totaling $144.2 million initiated in 2003 in anticipation of this transaction, the effective interest rate is 5.47%. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in other comprehensive loss and will be amortized over the life of the notes to interest expense. The swaps qualified for hedge accounting under Statement 133; therefore, the change in fair value was recorded through other comprehensive (loss) income.

On March 26, 2004, the Company closed on the amended and restated unsecured revolving line of credit (the “Line”). Under the new agreement, the Company reduced the line commitment from $600 million to $500 million. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the prior agreement. At September 30, 2004, the balance on the Line is $230 million. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 2.5% at September 30, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread paid on the Line is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

5.	Notes Payable and Unsecured Line of Credit (continued)

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.01% to 9.50%.

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

As of September 30, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,230	21,803	23,033
2005	3,642	168,516	172,158
2006	3,348	21,126	24,474
2007 (includes the Line)	3,008	256,165	259,173
2008	2,823	19,621	22,444
2009	2,861	53,090	55,951
Beyond 5 Years	18,492	898,886	917,378
Unamortized debt premiums	—	4,410	4,410

Total	$35,404	1,443,617	1,479,021

6.	Derivative Financial Instruments

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

7.	Stockholders’ Equity and Minority Interest

(a)	On August 31, 2004, the Company received proceeds from a $125 million offering of 5,000,000 depositary shares representing 500,000 shares of Series 4 Cumulative Redeemable Preferred Stock. The depositary shares are perpetual preferred stock, not convertible into common stock of the Company, are redeemable at par upon Regency’s election on or after August 31, 2009, pay a 7.25% annual dividend, and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to redeem $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units. On April 3, 2003, the Company received proceeds from a $75 million offering of 3,000,000 depositary shares representing 300,000 shares of Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are perpetual preferred stock, not convertible into common stock of the Company, are redeemable at par upon Regency’s election on or after April 3, 2008, pay a 7.45% annual dividend, and have a liquidation value of $25 per depositary share. The terms of the Series 3 and Series 4 Preferred Stock do not contain any unconditional obligations which would require the Company to redeem the securities at any time or for any purpose.

(b)	On August 24, 2004, the Company sold 1,500,000 shares of common stock to Citigroup Global Markets Inc. and the net proceeds of approximately $67 million were used to reduce the balance of the Line.

(c)	The Company, through RCLP, has issued Cumulative Redeemable Preferred Units (“Preferred Units”) in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At September 30, 2004 and December 31, 2003, the face value of total Preferred Units issued was $104 million and $229 million with an average fixed distribution rate of 8.93% and 8.88%, respectively.

On September 3, 2004, the Company redeemed $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units from proceeds of the Series 4 Preferred stock offering described above. At the time of the redemptions, $3.2 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

7.	Stockholders’ Equity and Minority Interest (continued)

(c)	Terms and conditions of the Preferred Units outstanding as of September 30, 2004 are summarized as follows:

Series	Units Outstanding	Issue Price	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
Series D	500,000	100.00	50,000,000	9.125%	09/29/04	09/29/09
Series E	300,000	100.00	30,000,000	8.750%	05/25/05	05/25/10
Series F	240,000	100.00	24,000,000	8.750%	09/08/05	09/08/10

	1,040,000		$104,000,000

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

8.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively (in thousands except per share data):

	2004	2003
Numerator:
Income from continuing operations	$25,292	26,135
Discontinued operations	12,454	5,031

Net income	37,746	31,166
Less: Preferred stock dividends	2,177	1,397

Net income for common stockholders – basic	35,569	29,769
Add: Minority interest of exchangeable operating partnership units – continuing operations	397	630
Add: Minority interest of exchangeable operating partnership units – discontinued operations	193	120

Net income for common stockholders – diluted	$36,159	30,519

Denominator:
Weighted average common shares outstanding for basic EPS	61,436	57,647
Exchangeable operating partnership units	1,056	1,432
Incremental shares to be issued under common stock options using the Treasury method	167	363

Weighted average common shares outstanding for diluted EPS	62,659	59,442

Income per common share – basic
Income from continuing operations	$0.38	0.43
Discontinued operations	0.20	0.09

Net income for common stockholders per share	$0.58	0.52

Income per common share – diluted
Income from continuing operations	$0.38	0.43
Discontinued operations	0.20	0.08

Net income for common stockholders per share	$0.58	0.51

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

8.	Earnings per Share (continued)

The following summarizes the calculation of basic and diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively (in thousands except per share data):

	2004	2003
Numerator:
Income from continuing operations	$70,458	63,672
Discontinued operations	16,562	12,410

Net income	87,020	76,082
Less: Preferred stock dividends	4,971	2,757

Net income for common stockholders – basic	82,049	73,325
Add: Minority interest of exchangeable operating partnership units – continuing operations	1,155	1,543
Add: Minority interest of exchangeable operating partnership units – discontinued operations	262	299

Net income for common stockholders – diluted	$83,466	75,167

Denominator:
Weighted average common shares outstanding for basic EPS	60,779	59,302
Exchangeable operating partnership units	1,055	1,464
Incremental shares to be issued under common stock options using the Treasury method	222	395

Weighted average common shares outstanding for diluted EPS	62,056	61,161

Income per common share – basic
Income from continuing operations	$1.08	1.03
Discontinued operations	0.27	0.21

Net income for common stockholders per share	$1.35	1.24

Income per common share – diluted
Income from continuing operations	$1.08	1.02
Discontinued operations	0.27	0.21

Net income for common stockholders per share	$1.35	1.23

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2004

9.	Contingencies

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

Introduction and Strategic Overview

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return by focusing on a strategy of owning and operating grocery anchored shopping centers that are anchored by market-leading supermarkets, and that are located in areas with attractive demographics. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly-owned subsidiaries and its joint ventures with third parties.

Currently, our real estate investment portfolio before depreciation totals $4.1 billion with 263 shopping centers in 21 states including approximately $878.9 million in real estate assets comprised of 51 shopping centers owned by unconsolidated joint ventures in 16 states. Portfolio information is presented on a combined basis including unconsolidated joint ventures (“Combined Basis”), on a basis that excludes the unconsolidated joint ventures (“Regency Consolidated Properties”) and on basis including only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own but for which we provide property and asset management services. At September 30, 2004, our gross leasable area (“GLA”) on a Combined Basis totaled 30.6 million square feet and was 93.5% leased. The GLA for the Regency Consolidated Properties totaled 24.1 million square feet and was 92.6% leased. The GLA for the Unconsolidated Properties totaled 6.5 million square feet and was 96.7% leased.

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

We grow our shopping center portfolio through new shopping center development, where we acquire the land and construct the building. Development is customer-driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

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

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio that we use to evaluate and monitor our performance. The portfolio information below is presented on a (a) Combined Basis, (b) for Regency Consolidated Properties and (c) for Unconsolidated Properties:

	9/30/04	12/31/03
Number of Properties (a)	263	265
Number of Properties (b)	212	219
Number of Properties (c)	51	46

Properties in Development (a)	31	36
Properties in Development (b)	30	34
Properties in Development (c)	1	2

Gross Leaseable Area (a)	30,591,437	30,347,744
Gross Leaseable Area (b)	24,121,444	24,565,776
Gross Leaseable Area (c)	6,469,993	5,781,968

% Leased – All Properties (a)	93.5%	92.2%
% Leased – All Properties (b)	92.6%	91.8%
% Leased – All Properties (c)	96.7%	95.7%

% Leased – Non development (a)	95.5%	95.4%
% Leased – Non development (b)	95.0%	95.1%
% Leased – Non development (c)	97.1%	97.1%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented on a Combined Basis:

	September 30, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	47	5,957,619	19.5%	94.2%	49	5,917,372	19.5%	90.8%
Florida	49	5,835,727	19.1%	94.7%	50	5,943,345	19.6%	94.3%
Texas	37	4,696,522	15.4%	88.8%	41	5,086,086	16.7%	88.1%
Georgia	20	2,008,069	6.6%	94.7%	20	2,008,066	6.6%	95.8%
Ohio	14	1,876,012	6.1%	87.3%	14	1,901,538	6.3%	90.6%
Colorado	15	1,639,055	5.3%	96.4%	14	1,623,674	5.3%	94.2%
Virginia	12	1,486,539	4.9%	90.4%	10	1,272,369	4.2%	89.1%
North Carolina	9	1,191,424	3.9%	98.3%	3	408,211	1.3%	97.0%
Washington	10	1,050,011	3.4%	97.5%	10	1,050,061	3.5%	98.7%
Oregon	10	1,046,772	3.4%	97.6%	9	1,020,470	3.4%	96.4%
Arizona	8	837,956	2.7%	95.5%	8	838,715	2.8%	92.2%
Tennessee	5	588,486	1.9%	93.1%	7	652,906	2.1%	91.5%
Illinois	6	444,234	1.5%	96.8%	6	444,234	1.5%	96.5%
Alabama	5	380,607	1.2%	88.0%	6	543,330	1.8%	85.5%
Michigan	4	368,348	1.2%	93.8%	4	368,260	1.2%	87.2%
South Carolina	5	339,926	1.1%	96.7%	5	339,926	1.1%	95.7%
Kentucky	2	302,669	1.0%	97.5%	3	323,029	1.1%	97.8%
Delaware	2	240,418	0.8%	99.9%	2	240,418	0.8%	99.5%
Maryland	1	206,050	0.7%	91.7%	1	188,243	0.6%	90.2%
New Jersey	1	88,993	0.3%	98.6%	1	88,993	0.3%	89.4%
Pennsylvania	1	6,000	—	100.0%	1	6,000	—	100.0%
Missouri	—	—	—	—	1	82,498	0.3%	91.5%

Total	263	30,591,437	100.0%	93.5%	265	30,347,744	100.0%	92.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented for Regency Consolidated Properties:

	September 30, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	41	5,076,471	21.0%	93.6%	41	4,859,526	19.8%	90.1%
Florida	38	4,631,284	19.2%	94.0%	39	4,738,901	19.3%	94.1%
Texas	32	3,997,494	16.6%	88.2%	34	4,167,951	17.0%	87.9%
Ohio	13	1,767,109	7.3%	86.8%	13	1,792,635	7.3%	92.7%
Georgia	17	1,656,297	6.9%	95.6%	17	1,656,294	6.7%	96.8%
Colorado	12	1,241,978	5.2%	96.5%	11	1,223,072	5.0%	92.6%
Virginia	9	1,020,145	4.2%	86.4%	8	910,103	3.7%	85.2%
North Carolina	9	970,508	4.0%	97.5%	9	970,558	3.9%	98.6%
Washington	8	695,460	2.9%	97.2%	7	662,573	2.7%	95.6%
Oregon	6	574,358	2.4%	95.4%	7	688,359	2.8%	92.2%
Arizona	4	480,839	2.0%	91.6%	6	545,277	2.2%	90.5%
Tennessee	6	444,234	1.8%	96.8%	6	444,234	1.8%	96.5%
Illinois	3	415,011	1.7%	97.4%	3	408,211	1.7%	97.0%
Michigan	4	368,348	1.5%	93.8%	4	368,260	1.5%	87.2%
Alabama	4	305,515	1.3%	85.0%	5	468,238	1.9%	83.1%
Delaware	2	240,418	1.0%	99.9%	2	240,418	1.0%	99.5%
South Carolina	2	140,982	0.6%	92.0%	3	223,315	0.9%	94.3%
New Jersey	1	88,993	0.4%	98.6%	1	88,993	0.4%	89.4%
Pennsylvania	1	6,000	—	100.0%	1	6,000	—	100.0%
Missouri	—	—	—	—	1	82,498	0.3%	91.5%
Kentucky	—	—	—	—	1	20,360	0.1%	93.1%

Total	212	24,121,444	100.0%	92.6%	219	24,565,776	100.0%	91.8%

The following table is a list of the shopping centers summarized by state and in order of largest holdings follows presented for Unconsolidated Properties:

	September 30, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
Florida	11	1,204,443	18.6%	97.5%	11	1,204,444	20.8%	98.0%
California	6	881,148	13.6%	97.8%	8	1,057,846	18.3%	97.5%
Illinois	6	776,413	12.0%	98.7%	—	—	—	—
Texas	5	699,028	10.8%	92.6%	7	918,135	15.9%	89.2%
Virginia	3	466,394	7.2%	99.3%	2	362,266	6.3%	99.0%
Colorado	3	397,077	6.1%	96.1%	3	400,602	6.9%	99.1%
Georgia	3	351,772	5.4%	90.3%	3	351,772	6.1%	91.1%
Washington	2	351,312	5.4%	98.2%	2	357,897	6.2%	97.8%
Kentucky	2	302,669	4.7%	97.5%	2	302,669	5.2%	98.1%
Oregon	2	263,598	4.1%	95.7%	1	150,356	2.5%	92.5%
Maryland	1	206,050	3.2%	91.7%	1	188,243	3.3%	90.2%
South Carolina	3	198,944	3.1%	100.0%	2	116,611	2.0%	98.5%
Ohio	1	108,903	1.7%	96.1%	1	108,903	1.9%	88.4%
Arizona	1	107,647	1.7%	100.0%	1	107,629	1.9%	96.3%
North Carolina	1	79,503	1.2%	98.5%	1	79,503	1.4%	100.0%
Alabama	1	75,092	1.2%	100.0%	1	75,092	1.3%	100.0%

Total	51	6,469,993	100.0%	96.7%	46	5,781,968	100.0%	95.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at September 30, 2004:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (c)
Kroger	59	11.0%	7.9%
Publix	54	8.0%	5.0%
Safeway	53	6.4%	4.9%
Albertsons	22	2.8%	2.1%

(a)	Includes stores owned by the grocery anchor that are attached to our centers.
(b)	GLA includes 100% of the GLA in unconsolidated joint ventures.
(c)	Annualized base rent includes only Regency’s pro-rata share of rent from unconsolidated joint ventures.

Liquidity and Capital Resources

General

We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $149.7 million and $136.2 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, we incurred capital expenditures of $7.7 million and $10.5 million to maintain our shopping centers, paid scheduled principal payments of $4.3 million and $4.4 million to our lenders, and paid dividends and distributions of $117.3 million and $119.6 million to our share and unit holders, respectively.

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

We currently have $400 million available for equity securities under our shelf registration and RCLP has $180 million available for debt under their shelf registration. Additionally, we have the right to call and repay, at par, outstanding preferred units beginning five years after their issuance date, at our discretion.

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

Shopping Center Development, Acquisitions and Sales

At September 30, 2004, we had 31 projects under construction or undergoing major renovations, which, when completed, will represent an expected investment of $547.7 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $117.1 million. Costs necessary to complete these developments are estimated to be $192.7 million, which are generally already committed as part of existing construction contracts, and will be expended through 2006. These developments are approximately 65% complete and 80% pre-leased. The costs necessary to complete these developments will be funded from our line of credit which has a commitment amount of $500 million and a balance of $230 million at September 30, 2004. In 2004, we started three new developments for $34.2 million based on total costs that we expect to expend through completion.

During 2004 we sold 11 retail centers to third parties for $84.7 million, compared with eight retail centers sold for $57.6 million during the nine months ended September 30, 2003 as part of our asset recycling program. All of the centers sold in 2004 and 2003 were operating and are included in discontinued operations in our accompanying consolidated statements of operations.

We have land out-parcels adjacent to our shopping centers that we routinely develop, lease, or sell. During the nine months ended September 30, 2004 and 2003, gains related to the sale of out-parcels were $10.9 million and $4.4 million, respectively.

Investments in new developments and acquisitions, and proceeds from the sale of properties to third parties or partial sales to joint ventures are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $94.9 million and $52.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Investments in Real Estate Partnerships

At September 30, 2004, we had investments in real estate partnerships of $115.9 million, primarily comprised of two partnerships, a 20% investment interest in Columbia Regency Retail Partners, LLC (“Columbia”), a joint venture with the Oregon Public Employees Retirement Fund

(“OPERF”) and a 25% investment interest in Macquarie CountryWide-Regency, LLC (“MCWR”), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia (“MCW”), a Sydney, Australia-based property trust. The purpose of these partnerships is to invest in retail shopping centers, and we have been engaged by our partners to provide asset and property management services.

The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at September 30, 2004 and December 31, 2003 ($ amounts in thousands):

	2004	2003
Number of Joint Ventures	7	8
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	51	46

Combined Assets	$944,571	$812,190
Combined Liabilities	434,387	336,340
Combined Equity	510,184	475,850

Regency’s Share of:
Assets	$234,610	$256,050
Liabilities	107,892	106,034

As of September 30, 2004 and 2003 total unconsolidated combined net income for all joint ventures was $28.9 million and $18.3 million, and our pro-rata share was $6.9 million and $5.9 million, respectively. Any difference between the carrying amount of our investments in real estate partnerships and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the depreciable life of the property, which is generally 40 years.

At September 30, 2004, Columbia owned 19 shopping centers and had total assets of $417.5 million. In August 2004, Columbia acquired six shopping centers for a purchase price of $119.2 million totaling approximately 900,000 square feet located in the Chicago area. We contributed $5.2 million for our proportionate share of the purchase price. At September 30, 2004, MCWR owned 28 shopping centers and had total assets of $450.9 million. During the nine months ended September 30, 2004, MCWR had acquired two properties from us for $43.4 million, for which we received net proceeds of $20.1 million.

On August 16, 2004, we entered into definitive agreements with two of our joint venture partners, MCW and OPERF to acquire 24 retail properties totaling 2.6 million square feet located in the Southeastern United States. The acquisitions were completed in the fourth quarter and we contributed $56.1 million for our proportionate share of the purchase price.

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

In August 2004, we sold our membership interest in the Hermosa Venture 2002, LLC, an unconsolidated joint venture, to our partner and have no further financial commitments related to the venture. In March 2004, the only two properties owned by OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency has a 30% interest, were sold to a third party for $28.3 million resulting in a gain of $8.2 million. We received $17.2 million representing $12.9 million for loan repayments and a $4.3 distribution for our interest. We recognized our share of the gain of $1.2 million in equity in income of investments in real estate partnerships.

Debt and Equity

Outstanding debt at September 30, 2004 and December 31, 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed-rate mortgage loans	$259,162	217,001
Variable-rate mortgage loans	40,958	41,629
Fixed-rate unsecured loans	948,901	999,147

Total notes payable	1,249,021	1,257,777
Unsecured line of credit	230,000	195,000

Total	$1,479,021	1,452,777

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.01% to 9.50%.

On March 26, 2004, we entered into a new unsecured revolving line of credit (the “Line”). Under the new agreement, we reduced the line commitment from $600 million to $500 million, but have the right to expand the Line by an additional $150 million subject to additional lender syndication. The new facility has a three-year term, a one-year extension option at maturity, and an interest rate of LIBOR plus .75% which is a reduction of 10 basis points from the previous agreement. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 2.50% at September 30, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working capital purposes.

As of September 30, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,230	21,803	23,033
2005	3,642	168,516	172,158
2006	3,348	21,126	24,474
2007 (includes the Line)	3,008	256,165	259,173
2008	2,823	19,621	22,444
2009	2,861	53,090	55,951
Beyond 5 Years	18,492	898,886	917,378
Unamortized debt premiums	—	4,410	4,410

Total	$35,404	1,443,617	1,479,021

Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $417.3 million at September 30, 2004, and our proportionate share of these loans was $102.9 million. We do not guarantee any debt of these partnerships beyond our ownership percentage.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. At September 30, 2004, 82% of our total debt had fixed interest rates, compared with 84% at December 31, 2003. We intend to limit the percentage of variable interest- rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at September 30, 2004, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.7 million. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”).

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

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2004 and 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.75% to 9.125%. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At September 30, 2004 and December 31, 2003, the face value of total Preferred Units issued was $104 million and $229 million with an average fixed distribution rate of 8.93% and 8.88%, respectively. Included in Preferred Units are original issuance costs of $2.2 million that will be expensed as the underlying Preferred Units are redeemed in the future.

On August 24, 2004 we sold 1,500,000 shares of common stock to Citigroup Global Markets Inc. The net proceeds of approximately $67 million were used to reduce the balance of the Line.

On August 31, 2004, we sold 5,000,000 depositary shares representing 500,000 shares of Series 4 Cumulative Redeemable Preferred Stock for $125 million. The depositary shares are perpetual preferred stock, not convertible into common stock of the Company, are redeemable at par upon our election on or after August 31, 2009, pay a 7.25% annual dividend, and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to redeem $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units. The terms of the Series 4 Preferred Stock do not contain any unconditional obligations which would require us to redeem the securities at any time or for any purpose.

On September 3, 2004, we redeemed $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units from proceeds of the Series 4 Preferred stock offering described above. At the time of the redemptions, $3.2 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units.

In summary, net cash used in financing activities related to the debt and equity activity discussed above was $34.5 million and $94.3 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Results from Operations

Comparison of the nine months ended September 30, 2004 to 2003

At September 30, 2004, we were operating or developing 263 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated square feet). All properties not categorized as development properties are considered stabilized properties. At September 30, 2004, we had 182 stabilized shopping centers that were 95.1% leased, which excludes properties owned through unconsolidated joint ventures.

Our revenues increased by $17.5 million, or 7%, to $285.8 million in 2004. This increase was related to changes in occupancy for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2004, our minimum rent increased by $13.4 million, or 7%, and our recoveries from tenants increased $2.8 million, or 5%.

Our operating expenses increased by $16.0 million, or 12%, to $153.0 million in 2004. Our combined operating, maintenance, and real estate taxes increased by $4.3 million, or 7%, during 2004 to $70.0 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year, general increases in operating expenses on the stabilized properties. Although the three hurricanes affected 42 shopping centers in Florida, all of the centers are operating and fully functional. Total clean-up and repair costs including those costs that will be reimbursed by our insurance coverage are estimated to be $1 million, mostly for debris removal and roof repairs.

Our general and administrative expenses were $20.3 million during 2004, compared with $16.4 million in 2003, or 24% higher, primarily related to accruing higher incentive compensation based upon growth in net income, and costs associated with implementing new regulations for public companies imposed by the Sarbanes Oxley Act. Our depreciation and amortization expense increased $6.7 million during the current year primarily related to new development properties placed in service during 2004.

Our net interest expense decreased to $59.9 million in 2004 from $62.6 million in 2003. Average interest rates on our outstanding debt declined to 5.92% at September 30, 2004 compared with 6.60% at September 30, 2003, due to reductions in the LIBOR rate and the lower interest rate on the Notes discussed in Debt and Equity. Our average fixed interest rates were 7.50% at September 30, 2004, compared with 6.79% at September 30, 2003.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $10.9 million in gains from the sale of 25 out-parcels for proceeds of $26.9 million and $5.7 million for properties sold to joint ventures. During 2003, the gains from the sale of operating and development properties included $4.4 million from the sale of 23 out-parcels for proceeds of $30.3 million and $17.2 million for properties sold to joint ventures. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our minority investment.

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

Our income from discontinued operations was $16.6 million in 2004 related to 11 centers sold to third parties for $84.7 million. In compliance with the adoption of Statement 144 in January 2002, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Reclassified operating income from discontinued operations was $5.1 million in 2003, a result of reclassifying the historical operations of the properties sold in 2004 as well as properties sold subsequent to September 30, 2003. Our income from discontinued operations was $12.4 million in 2003 related to eight centers sold to third parties for $57.6 million. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $262,144 and $298,661 for the nine months ended September 30, 2004 and 2003, respectively.

In March of 2003, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. During August of 2003, we redeemed the $80 million Series A 8.125% Preferred Units. At the time of redemption, $1.2 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest preferred unit distributions. On September 3, 2004, we redeemed $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units. At the time of redemptions, $3.2 million of previously deferred cost related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. As an result of these redemptions, the minority interest of preferred units was $7.1 million lower for the nine months ended September 30, 2004.

Net income for common stockholders was $82.0 million in 2004, compared with $73.3 million in 2003 or a 12% increase for the reasons previously discussed. Diluted earnings per share were $1.35 in 2004, compared with $1.23 in 2003, or 10% higher, related to the increase in net income and an increase in weighted average common shares of 894,106 shares.

Comparison of the three months ended September 30, 2004 to 2003

Our revenues increased by $8.7 million, or 10%, to $99.0 million in 2004. This increase was related to changes in occupancy for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. During the three months ended September 30, 2004, our minimum rent increased by $6.2 million, or 9%, and our recoveries from tenants increased $1.5 million, or 8%.

Our operating expenses increased by $6.8 million, or 15%, to $53.6 million in 2004. Our combined operating, maintenance, and real estate taxes increased by $2.4 million, or 11%, during 2004 to $24.5 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year, general increases in operating expenses on the stabilized properties.

Our general and administrative expenses were $7.2 million during the three months ended September 30, 2004, compared with $6.1 million in 2003, or 18% higher, primarily related to accruing higher incentive compensation based upon growth in net income, and costs associated with implementing new regulations for public companies imposed by the Sarbanes Oxley Act. Our depreciation and amortization expense increased $2.3 million in 2004 compared to 2003 related to new development properties placed in service during 2004.

Our net interest expense decreased to $20.1 million for the three months ended September 30, 2004 from $21.2 million for the comparable period in 2003 due to interest savings related to the $150 million debt offering completed on April 1, 2004 discussed previously.

Our income from discontinued operations was $12.5 million related to the sale of three centers to third parties for $34.4 million for the three months ended September 30, 2004 compared to $5.0 million related to the sale of three properties for $18.5 million for the comparable period in 2003. Reclassified operating income from discontinued operations was $2.1 million in 2003, a result of reclassifying the historical operations of the properties sold in 2004 as well as properties sold subsequent to September 30, 2003. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $193,662 and $119,524 for the three months ended September 30, 2004 and 2003, respectively.

Net income for common stockholders was $35.6 million in 2004, compared with $29.8 million in 2003 or a 19% increase. Diluted earnings per share were $0.58 in 2004, compared with $0.51 in 2003.

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

	2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$7,075	147,158	24,474	29,173	22,444	55,951	917,378	1,203,653	1,415,280
Average interest rate for all debt	7.01%	6.92%	6.91%	6.88%	6.88%	6.83%	6.45%	—	—
Variable rate LIBOR debt	$15,958	25,000	—	230,000	—	—	—	270,958	270,958
Average interest rate for all debt	2.00%	1.89%	—	1.89%	—	—	—	—	—

As the table incorporates only those exposures that exist as of September 30, 2004, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Item 1. Legal Proceedings

We are a party to various legal proceedings, which arise, in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We sold the following equity securities during the quarter ended September 30, 2004 that we did not report on Form 8-K because they represent in the aggregate less than 1% of our outstanding common stock. All shares were issued to a total of four accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of common units of our operating partnership, Regency Centers, L.P.

Date	Number of Shares
8/17/04	9,724
8/17/04	14,627
8/26/04	3,500
9/13/04	12,554

(b)	None

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	(a) Average price paid per share	(b) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2004	19,073	$44.35	—	—
August 1 through August 31, 2004	19,366	$43.59	—	—
September 1 through September 30, 2004	30,717	$46.28	—	—

Total	69,156	$44.97	—	—

[1]	Represents shares delivered in payment of the exercise price or withholding taxes in connection with option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

On September 10, 2004, the holders of depositary shares representing our 7.45% Series 3 cumulative redeemable preferred stock held a special meeting at which they approved an amendment to our articles of incorporation increasing our authorized preferred stock from 10 million to 30 million shares. The amendment was approved by the affirmative vote of 2,122,354 shares, with 355,688 shares voted against and 276,599 shares abstaining.

Item 5. None

Item 6. Exhibits

(a) Exhibits:

3.2	Amended and Restated Bylaws.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004	REGENCY CENTERS CORPORATION

	By:	/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer