Form 10-K
period 2004-12-31
REGENCY CENTERS CORP
filed 2005-03-16
CIK 910606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12298

REGENCY CENTERS CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	59-3191743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

121 West Forsyth Street, Suite 200 Jacksonville, Florida	32202
(Address of principal executive offices)	(zip code)

(904) 598-7000

(Registrant’s telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

(Title of Class)

Depositary Shares, Liquidation Preference $25 per Depositary Share, each representing

1/10 of a share of 7.45% Series 3 Cumulative Redeemable Preferred Stock and 1/10 of a share of

7.25% Series 4 Cumulative Redeemable Preferred Stock par value $0.01

(Title of Class)

New York Stock Exchange

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $3,134,924,152

The approximate number of shares of Registrant’s voting common stock outstanding was 63,073,286 as of March 14, 2005.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

Forward Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of merchants and retailers; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

PART I

Item 1. Business

Operating and Investment Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing neighborhood and community shopping centers that are anchored by market-leading supermarkets, and located in areas with attractive demographics. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, our real estate investment portfolio before depreciation totals $4.5 billion with 291 shopping centers in 23 states, including approximately $1.4 billion in real estate assets composed of 78 shopping centers owned by unconsolidated joint ventures in 17 states. [Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”).] We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At December 31, 2004, our gross leasable area (“GLA”) on a Combined Basis totaled 33.8 million square feet and was 92.7% leased. The GLA for the Consolidated Properties totaled 24.5 million square feet and was 91.2% leased. The GLA for the Unconsolidated Properties totaled 9.3 million square feet and was 96.7% leased.

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

We seek a range of strong national, regional and local specialty tenants, for the same reason that we choose to anchor our centers with leading grocers. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of the PCI is for Regency to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center’s grocery anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our market–leading grocers and anchors, and our specialty retail customers, resulting in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

We intend to maintain a conservative capital structure to fund our growth programs without compromising our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of properties into new, higher-quality developments that we expect to generate sustainable revenue growth and more attractive returns. Our commitment to maintaining a high-quality shopping center portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment criteria.

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from Regency. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. Regency is not subject to liability and has no obligations or guarantees of the joint ventures beyond its ownership percentage.

Risk Factors Relating to Ownership of Regency Common Stock

We are subject to certain business risks that could affect our industry which include, among others:

•	increased competition from super-centers such as Wal-Mart could result in grocery anchor closings or consolidations in the grocery store industry which could reduce our cash flow;

•	a slow down in our shopping center development program would reduce our operating revenues and gains from sales;

•	the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants could reduce our cash flow,

•	the possibility that major tenants will not renew their leases as they expire or renew at lower rental rates could reduce our cash flow,

•	the internet and e-commerce could reduce the demand for tenants to occupy our shopping centers,

•	vacant anchor space could affect the entire shopping center because of the loss of the anchor’s customer drawing power,

•	poor market conditions could create an over supply of space or a reduction in demand for our shopping centers,

•	risks relating to leverage, including uncertainty that we will be able to refinance our indebtedness, and the risk of higher interest rates,

•	our inability to satisfy our cash requirements from operations and the possibility that we may be required to borrow funds to meet distribution requirements in order to maintain our qualification as a REIT,

•	potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

•	the risk of uninsured losses, and

•	unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and could adversely affect our ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner’s liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent the property or borrow using the property as collateral. We have a number of properties that could require or are currently undergoing varying levels of environmental remediation. Environmental remediation is not currently expected to have a material financial effect on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation and various state-regulated programs that shift the responsibility and cost to the state.

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

Employees

Our headquarters are located at 121 West Forsyth Street, Suite 200, Jacksonville, Florida. We presently maintain 18 offices in 12 states where we conduct management, leasing, construction, and investment activities. At December 31, 2004, we had 385 employees and we believe that our relations with our employees are good.

Company Website Access and SEC Filings

The Company’s website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, then we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request.

Item 2. Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	51	6,527,802	19.3%	91.9%	49	5,917,372	19.5%	90.8%
Florida	50	5,970,898	17.7%	94.9%	50	5,943,345	19.6%	94.3%
Texas	32	3,968,940	11.7%	89.3%	41	5,086,086	16.7%	88.1%
Georgia	36	3,383,495	10.0%	97.4%	20	2,008,066	6.6%	95.8%
North Carolina	13	1,890,444	5.6%	94.2%	3	408,211	1.3%	97.0%
Ohio	14	1,876,013	5.5%	87.7%	14	1,901,538	6.3%	90.6%
Colorado	15	1,639,055	4.8%	98.0%	14	1,623,674	5.3%	94.2%
Virginia	12	1,488,324	4.4%	91.1%	10	1,272,369	4.2%	89.1%
Illinois	9	1,191,424	3.5%	98.0%	6	444,234	1.5%	96.5%
Washington	11	1,098,752	3.2%	97.6%	10	1,050,061	3.5%	98.7%
Oregon	8	838,056	2.5%	95.5%	9	1,020,470	3.4%	96.4%
Tennessee	7	697,034	2.1%	70.4%	7	652,906	2.1%	91.5%
Arizona	5	588,486	1.7%	93.1%	8	838,715	2.8%	92.2%
South Carolina	8	522,109	1.5%	95.7%	5	339,926	1.1%	95.7%
Michigan	4	368,348	1.1%	93.4%	4	368,260	1.2%	87.2%
Maryland	2	326,638	1.0%	93.9%	1	188,243	0.6%	90.2%
Alabama	4	324,044	1.0%	86.7%	6	543,330	1.8%	85.5%
Kentucky	2	302,670	0.9%	97.5%	3	323,029	1.1%	97.8%
Delaware	2	240,418	0.7%	99.9%	2	240,418	0.8%	99.5%
Pennsylvania	2	225,697	0.7%	100.0%	1	6,000	—	100.0%
New Hampshire	2	138,488	0.4%	50.0%	—	—	—	—
Nevada	1	118,495	0.4%	45.5%	—	—	—	—
Indiana	1	90,340	0.3%	69.2%	—	—	—	—
Missouri	—	—	—	—	1	82,498	0.3%	91.5%
New Jersey	—	—	—	—	1	88,993	0.3%	89.4%

Total	291	33,815,970	100.0%	92.7%	265	30,347,744	100.0%	92.2%

Item 2. Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,479,470	22.3%	90.5%	41	4,859,526	19.8%	90.1%
Florida	38	4,684,299	19.1%	94.6%	39	4,738,901	19.3%	94.1%
Texas	29	3,652,338	14.9%	88.8%	34	4,167,951	17.0%	87.9%
Ohio	13	1,767,110	7.2%	87.1%	13	1,792,635	7.3%	92.7%
Georgia	17	1,656,297	6.8%	96.1%	17	1,656,294	6.7%	96.8%
Colorado	11	1,093,403	4.4%	97.6%	11	1,223,072	5.0%	92.6%
North Carolina	9	970,508	3.9%	97.5%	9	970,558	3.9%	98.6%
Virginia	8	925,491	3.8%	86.4%	8	910,103	3.7%	85.2%
Washington	9	747,440	3.0%	97.3%	7	662,573	2.7%	95.6%
Tennessee	6	633,034	2.6%	67.4%	6	444,234	1.8%	96.5%
Oregon	6	574,458	2.3%	96.1%	7	688,359	2.8%	92.2%
Arizona	4	480,839	2.0%	91.6%	6	545,277	2.2%	90.5%
Illinois	3	415,011	1.7%	97.4%	3	408,211	1.7%	97.0%
Michigan	4	368,348	1.5%	93.4%	4	368,260	1.5%	87.2%
Delaware	2	240,418	1.0%	99.9%	2	240,418	1.0%	99.5%
Pennsylvania	2	225,697	0.9%	100.0%	1	6,000	—	100.0%
South Carolina	2	140,982	0.6%	85.7%	3	223,315	0.9%	94.3%
New Hampshire	2	138,488	0.6%	50.0%	—	—	—	—
Alabama	2	130,486	0.5%	97.3%	5	468,238	1.9%	83.1%
Nevada	1	118,495	0.5%	45.5%	—	—	—	—
Indiana	1	90,340	0.4%	69.2%	—	—	—	—
Kentucky	—	—	—	—	1	20,360	0.1%	93.1%
Missouri	—	—	—	—	1	82,498	0.3%	91.5%
New Jersey	—	—	—	—	1	88,993	0.4%	89.4%

Total	213	24,532,952	100.0%	91.2%	219	24,565,776	100.0%	91.8%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
Georgia	19	1,727,198	18.6%	98.6%	3	351,772	6.1%	91.1%
Florida	12	1,286,599	13.8%	96.1%	11	1,204,444	20.8%	98.0%
California	7	1,048,332	11.3%	99.1%	8	1,057,846	18.3%	97.5%
North Carolina	4	919,936	9.9%	90.7%	1	79,503	1.4%	100.0%
Illinois	6	776,413	8.4%	98.3%	—	—	—	—
Virginia	4	562,833	6.1%	98.9%	2	362,266	6.3%	99.0%
Colorado	4	545,652	5.9%	98.7%	3	400,602	6.9%	99.1%
South Carolina	6	381,127	4.1%	99.3%	2	116,611	2.0%	98.5%
Washington	2	351,312	3.8%	98.1%	2	357,897	6.2%	97.8%
Maryland	2	326,638	3.5%	93.9%	1	188,243	3.3%	90.2%
Texas	3	316,602	3.4%	94.6%	7	918,135	15.9%	89.2%
Kentucky	2	302,670	3.3%	97.5%	2	302,669	5.2%	98.1%
Oregon	2	263,598	2.8%	94.3%	1	150,356	2.5%	92.5%
Alabama	2	193,558	2.1%	79.6%	1	75,092	1.3%	100.0%
Ohio	1	108,903	1.2%	96.1%	1	108,903	1.9%	88.4%
Arizona	1	107,647	1.1%	100.0%	1	107,629	1.9%	96.3%
Tennessee	1	64,000	0.7%	100.0%	—	—	—	—

Total	78	9,283,018	100.0%	96.7%	46	5,781,968	100.0%	95.7%

Item 2. Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers on a Combined Basis as of December 31, 2004 based upon a percentage of total annualized base rent exceeding .5%. The table includes 100% of the GLA in unconsolidated joint ventures, however annualized base rent includes only Regency’s pro-rata share of rent from unconsolidated joint ventures.

Tenant	GLA	Percent to Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	3,577,584	10.6%	26,826,566	7.88%	60	3
Publix	2,862,241	8.5%	16,547,979	4.86%	61	—
Safeway	2,230,123	6.6%	14,195,833	4.17%	44	7
Albertsons	963,707	2.8%	7,550,659	2.22%	18	6
Blockbuster	389,540	1.2%	6,739,697	1.98%	70	—
H.E.B. Grocery	417,151	1.2%	4,497,612	1.32%	5	—
CVS	334,018	1.0%	3,588,428	1.05%	24	—
Walgreens	255,156	0.8%	3,077,669	0.90%	18	—
Harris Teeter	307,499	0.9%	3,072,112	0.90%	6	—
Whole Foods	115,846	0.3%	2,958,883	0.87%	4	—
Washington Mutual Bank	124,647	0.4%	2,564,454	0.75%	35	—
Kohl’s Department Store	177,374	0.5%	2,372,487	0.70%	2	—
Hallmark	196,486	0.6%	2,314,766	0.68%	44	—
Stater Brothers	185,605	0.5%	1,961,645	0.58%	4	—
The UPS Store	123,350	0.4%	1,957,382	0.57%	88	—
Shoppers Food Warehouse/ Supervalu	249,809	0.7%	1,946,736	0.57%	4	—
Starbucks	86,756	0.3%	1,933,276	0.57%	57	—
K-Mart/ Sears	541,855	1.6%	1,900,209	0.56%	5	—
T.J. Maxx / Marshalls	272,263	0.8%	1,867,017	0.55%	10	—
Circuit City	117,077	0.3%	1,857,317	0.55%	4	—
Hollywood Video	134,241	0.4%	1,847,298	0.54%	21	—
Petco	157,362	0.5%	1,830,663	0.54%	12	—
Winn Dixie	376,806	1.1%	1,813,599	0.53%	8	—
Staples	149,006	0.4%	1,800,535	0.53%	7	—
Subway	91,486	0.3%	1,770,570	0.52%	72	—
Michaels	203,934	0.6%	1,747,353	0.51%	8	—
Great Clips	95,318	0.3%	1,734,372	0.51%	75	—

(a)	Includes stores owned by anchor tenant that are attached to our centers.

Regency’s leases have terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant’s sales, the tenant’s pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.

Item 2. Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Total Minimum Rent (3)
(1)	365,535	1.2%	$4,493,075	1.4%
2005	2,001,378	6.7%	26,773,606	8.2%
2006	2,952,893	9.9%	38,045,139	11.7%
2007	3,317,419	11.1%	41,070,841	12.7%
2008	2,981,174	10.0%	37,237,989	11.5%
2009	2,761,571	9.3%	40,505,308	12.5%
2010	1,468,458	4.9%	14,424,334	4.4%
2011	1,012,542	3.4%	11,519,474	3.5%
2012	1,374,886	4.6%	13,237,755	4.1%
2013	894,291	3.0%	10,046,038	3.1%
2014	1,235,068	4.1%	11,197,764	3.5%

10 Yr. Total	20,365,215	68.2%	$248,551,323	76.6%

(1)	leased currently under month to month rent or in process of renewal
(2)	represents GLA for the Combined properties
(3)	total minimum rent includes current minimum rent and future contractual rent steps for the Consolidated properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements

See the property table below and also see Item 7, Management’s Discussion and Analysis for further information about Regency’s properties.

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles / Southern CA
4S Commons Town Center (3)	2004	2004	265,239	49.9%	Ralph’s	—
4S Fitness Center (3)	2004	2004	38,000	100.0%	—	LA Fitness
Amerige Heights Town Center (5)	2000	2000	96,679	100.0%	Albertson’s	Target (4)
Bear Creek Village Center (3)	2003	2004	80,318	96.1%	Stater Brothers	—
Campus Marketplace (5)	2000	2000	144,288	100.0%	Ralph’s	Long’s Drug, Discovery Isle Child Development Center
Costa Verde	1999	1988	178,622	100.0%	Albertson’s	Bookstar
El Camino	1999	1995	135,884	99.1%	Von’s Food & Drug	Sav-On Drugs
El Norte Parkway Pla	1999	1984	87,990	86.6%	Von’s Food & Drug	—
Falcon Ridge (3)	2003	2004	232,610	93.4%	Stater Brothers	Target (4), Sports Authority, Ross Dress for Less, Linen’s N’ Things, Michaels, Pier 1 Imports
French Valley (3)	2004	2004	103,161	61.6%	Stater Brothers	—
Friars Mission	1999	1989	146,897	100.0%	Ralph’s	Long’s Drug
Garden Village Shopping Center (5)	2000	2000	112,767	100.0%	Albertson’s	Rite Aid
Gelson’s Westlake Market Plaza	2002	2002	84,848	98.6%	Gelsons	John of Italy Salon & Spa
Hasley Canyon Village (3)	2003	2003	69,800	100.0%	Ralph’s	—
Heritage Plaza	1999	1981	231,602	98.9%	Ralph’s	Sav-On Drugs, Hands On Bicycles, Inc., Total Woman, Ace Hardware
Morningside Plaza	1999	1996	91,600	98.2%	Stater Brother	—
Newland Center	1999	1985	149,174	100.0%	Albertson’s	—
Oakbrook Plaza	1999	1982	83,279	100.0%	Albertson’s	Long’s Drug
Park Plaza Shopping Center (5)	2001	1991	197,166	99.6%	Von’s Food & Drug	Sav-On Drugs, Petco, Ross Dress For Less, Office Depot
Plaza Hermosa	1999	1984	94,940	100.0%	Von’s Food & Drug	Sav-On Drugs
Rona Plaza	1999	1989	51,754	100.0%	Food 4 Less	—
Santa Ana Downtown	1999	1987	100,305	100.0%	Food 4 Less	Famsa, Inc.
Seal Beach (5)	2002	1966	74,214	92.9%	Safeway	Sav-On Drugs
The Shops of Santa Barbara	2003	2004	51,568	87.2%	—	Circuit City
The Shops of Santa Barbara Phase II (3)	2004	2004	69,457	57.6%	Whole Foods	—
Twin Peaks	1999	1988	198,139	100.0%	Albertson’s	Target
Valencia Crossroads	2002	2003	167,857	100.0%	Whole Foods	Kohl’s
Ventura Village	1999	1984	76,070	98.5%	Von’s Food & Drug	—
Victoria Gateway Center (3)	2003	2004	94,998	98.2%	—	Circuit City, Recreational Equipment, Drexel Heritage, Beverages & More!
Vista Village Phase I	2002	2003	126,266	100.0%	Sprout’s	Krikorian Theatres, Linen’s N’ Things, Lowe’s
Vista Village Phase II (3)	2002	2003	55,000	100.0%	—	Staples
Westlake Village Plaza and Center	1999	1975	190,519	98.0%	Von’s Food & Drug	Sav-On Drugs, Long’s Drug
Westridge	2001	2003	92,287	100.0%	Albertson’s	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	100.0%	Gigante	—

San Francisco / Northern CA
Alameda Bridgeside Shopping Center (3)	2003	2004	104,983	58.9%	Nob Hill	—
Blossom Valley	1999	1990	93,316	100.0%	Safeway	Long’s Drug
Clayton Valley (3)	2003	2004	236,683	83.0%	—	Yardbirds Home Center, Long’s Drugs, Dollar Tree
Clovis Commons (3)	2004	2004	183,286	0.0%	—	Super Target (4)
Corral Hollow (5)	2000	2000	167,184	100.0%	Safeway	Long’s Drug, Orchard Supply & Hardware
Diablo Plaza	1999	1982	63,214	100.0%	Safeway (4)	Long’s Drug, Jo-Ann Fabrics
El Cerrito Plaza (5)	2000	2000	256,034	98.8%	Albertson’s (4) /Trader Joe’s	Long’s Drug, Bed Bath & Beyond, Barnes & Noble, Copelands Sports, Petco, Ross Dress For Less
Encina Grande	1999	1965	102,499	99.1%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,209	100.0%	Safeway	—
Gilroy	2002	2003	322,955	99.5%	—	Kohl’s, Sportsmart, Ross Dress for Less, Bed Bath & Beyond, Michaels, Barnes & Noble, Petsmart, Pier 1 Imports, Beverages & More!, Target (4)
Loehmanns Plaza California	1999	1983	113,310	100.0%	Safeway (4)	Long’s Drug, Loehmann’s
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe’s	Circuit City, Copelands Sports, Ethan Allen, Jo-Ann Fabrics, Ross Dress For Less
San Leandro	1999	1982	50,432	100.0%	Safeway (4)	Long’s Drug
Sequoia Station	1999	1996	103,148	100.0%	Safeway (4)	Long’s Drug, Barnes & Noble, Old Navy, Wherehouse Music
Strawflower Village	1999	1985	78,827	100.0%	Safeway	Long’s Drug
Tassajara Crossing	1999	1990	146,188	99.0%	Safeway	Long’s Drug, Ace Hardware
West Park Plaza	1999	1996	88,103	100.0%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	—	CEC Entertainment, Marshalls. Target (4)

Subtotal/Weighted Average (CA)			6,527,802	91.9%

FLORIDA

Ft. Myers / Cape Coral
Grande Oak	2000	2000	78,784	100.0%	Publix	—

Jacksonville / North Florida
Anastasia Plaza (5)	1993	1988	102,342	92.5%	Publix	—
Bolton Plaza	1994	1988	172,938	93.4%	—	Wal-Mart
Carriage Gate	1994	1978	76,833	95.6%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	Albertson’s (3)	Target
Fleming Island	1998	2000	136,662	100.0%	Publix	Stein Mart, Target (4)
Highland Square (5)	1998	1999	262,194	96.8%	Publix/Winn-Dixie	CVS, Bailey’s Powerhouse Gym, Beall’s Outlet, Big Lots

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

Jacksonville / North Florida (continued)
John’s Creek Shopping Center (3)	2003	2004	105,414	75.6%	Publix	Walgreens
Julington Village (5)	1999	1999	81,820	100.0%	Publix	CVS
Lynnhaven (5)	2001	2001	63,871	100.0%	Publix	—
Millhopper	1993	1974	84,065	100.0%	Publix	Jean Coutou, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	93.7%	Publix	Jo-Ann Fabrics, K-Mart
Ocala Corners (5)	2000	2000	86,772	100.0%	Publix	—
Old St. Augustine Plaza	1996	1990	232,459	100.0%	Publix	CVS, Burlington Coat Factory, Hobby Lobby
Palm Harbor Shopping Village (5)	1996	1991	172,758	99.1%	Publix	CVS, Bealls
Pine Tree Plaza	1997	1999	60,787	100.0%	Publix	—
Plantation Plaza (5)	2004	2004	65,156	91.5%	Publix	—
Plantation Plaza Phase II (3) (5)	2004	2004	17,000	0.0%	—	—
Regency Court	1997	1992	218,649	97.5%	—	Sports Authority, Comp Usa, Office Depot, Recreational Factory Warehouse, Sofa Express
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center	2001	2002	62,821	88.3%	Publix	—

Miami / Ft. Lauderdale
Aventura Shopping Center	1994	1974	102,876	89.5%	Publix	CVS
Berkshire Commons	1994	1992	106,354	100.0%	Publix	Walgreens
Garden Square	1997	1991	90,258	97.9%	Publix	CVS
Palm Trails Plaza	1997	1998	76,067	95.3%	Winn-Dixie	—
Pebblebrook Plaza (5)	2000	2000	76,767	100.0%	Publix	Walgreens
Shoppes @ 104 (5)	1998	1990	108,192	98.7%	Winn-Dixie	Navarro Discount Pharmacies
Welleby	1996	1982	109,949	99.5%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	100.0%	Publix	Walgreens, Bealls, Harbor Freight Tools
Bloomingdale	1998	1987	267,935	99.9%	Publix	Ace Hardware, Bealls, Wal-Mart
East Towne Shopping Center	2002	2003	69,841	94.3%	Publix	—
Kings Crossing Sun City	1999	1999	75,020	100.0%	Publix	—
Mainstreet Square	1997	1988	107,134	95.9%	Winn-Dixie	—
Mariners Village	1997	1986	133,440	97.4%	Winn-Dixie	Walgreens, LA Fitness
Marketplace St. Pete	1995	1983	90,296	99.0%	Publix	Dollar World
Peachland Promenade	1995	1991	82,082	98.7%	Publix	—
Regency Square Brandon	1993	1986	349,848	97.3%	—	AMC Theatre, Dollar Tree, Marshalls, Michaels, S & K Famous Brands, Shoe Carnival, Staples, TJ Maxx, Petco
Regency Village (5)	2000	2002	83,170	89.4%	Publix	Walgreens
Town Square	1997	1999	44,679	99.3%	—	Petco, Pier 1 Imports
University Collection	1996	1984	106,899	95.3%	Kash N Karry (4)	CVS, Dockside Imports, Jo-Ann Fabrics. Staples
Village Center 6	1995	1993	181,110	95.2%	Publix	Walgreens, Stein Mart
Willa Springs Shopping Center	2000	2000	89,930	98.9%	Publix	—

West Palm Beach / Treasure Coast
Boynton Lakes Plaza	1997	1993	130,924	96.9%	Winn-Dixie	World Gym
Chasewood Plaza	1993	1986	155,603	98.5%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	235,842	55.1%	Publix	Walgreens
Martin Downs Village Center	1993	1985	121,946	100.0%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	49,743	97.8%	—	Walgreens
Ocean Breeze	1993	1985	108,209	83.0%	Publix	Beall’s Outlet, Coastal Care
Shops of San Marco (5)	2002	2002	91,537	100.0%	Publix	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Wellington Town Square	1996	1982	107,325	98.8%	Publix	CVS

Subtotal/ Weighted Average (FL)			5,970,898	94.9%

TEXAS

Austin
Hancock	1999	1998	410,438	97.3%	H.E.B.	Sears, Old Navy, Petco, 24 Hour Fitness
Market at Round Rock	1999	1987	123,046	97.8%	Albertson’s	—
North Hills	1999	1995	144,019	100.0%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place	1998	1998	74,066	100.0%	Kroger	—
Casa Linda Plaza	1999	1997	324,639	79.0%	Albertson’s	Casa Linda Cafeteria, Dollar Tree, Petco, 24 Hour Fitness
Cooper Street	1999	1992	133,196	100.0%	—	Circuit City, Home Depot, Office Max
Hebron Park (5)	1999	1999	46,800	85.6%	Albertson’s (4)	—
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	97.3%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,669	86.3%	Albertson’s (4)	—
Main Street Center (3)	2002	2002	42,922	70.0%	Albertson’s (4)	—
Market at Preston Forest	1999	1990	91,624	100.0%	Tom Thumb	Petco
Mockingbird Common	1999	1987	120,321	87.6%	Tom Thumb	—
Preston Park	1999	1985	273,396	79.3%	Tom Thumb	Gap, Williams Sonoma
Prestonbrook	1998	1998	91,274	100.0%	Kroger	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (continued)

Dallas / Ft. Worth (continued)
Prestonwood Park	1999	1999	101,024	76.4%	Albertson’s (4)	—
Rockwall (3)	2002	2004	65,644	0.0%	Tom Thumb (4)	Walgreens
Shiloh Springs	1998	1998	110,040	100.0%	Kroger	—
Signature Plaza (3)	2003	2004	28,874	83.2%	Kroger (4)	—
Trophy Club	1999	1999	106,607	85.3%	Tom Thumb	Walgreens
Valley Ranch Centre	1999	1997	117,187	87.3%	Tom Thumb	—

Houston
Alden Bridge	2002	1998	138,953	96.5%	Kroger	Walgreens
Atascocita Center (3)	2002	2003	94,180	80.3%	Kroger (4)	—
Champions Forest	1999	1983	115,247	88.0%	Randall’s Food	Eklektik Interiors
Cochran’s Crossing	2002	1994	138,192	100.0%	Kroger	CVS
Fort Bend Center	2000	2000	30,164	79.0%	Kroger (4)	—
Indian Springs Center (3) (5)	2002	2003	135,757	92.4%	H.E.B.	—
Kleinwood Center (3)	2002	2003	152,886	84.8%	H.E.B.	Walgreens
Panther Creek	2002	1994	165,560	95.4%	Randall’s Food	CVS, Sears Paint & Hardware
Spring West Center (3)	2003	2004	144,060	77.8%	H.E.B.	—
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (5)	2001	2000	134,045	100.0%	Kroger	Walgreens

Subtotal/Weighted Average (TX)			3,968,940	89.3%

GEORGIA

Atlanta
Ashford Place	1997	1993	53,450	100.0%	—	—
Bethesda Walk (5)	2004	2003	68,271	100.0%	Publix	—
Braelinn Village (5)	2004	1991	226,522	98.8%	Kroger	K-Mart
Briarcliff La Vista	1997	1962	39,203	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	98.9%	Publix	La-Z-Boy Furniture Galleries, Office Depot, Party City, Petco, TJ Maxx
Brookwood Village (5)	2004	2000	28,774	100.0%	—	CVS
Buckhead Court	1997	1984	55,235	83.8%	—	—
Buckhead Crossing (5)	2004	1989	221,874	100.0%	—	Office Depot, HomeGoods, Marshalls, Michael’s, Hancock Fabricks, Ross
Cambridge Square Shopping Ctr	1996	1979	71,475	100.0%	Kroger	—
Cobb Center (5)	2004	1996	69,548	100.0%	Publix	—
Coweta Crossing (5)	2004	1994	68,489	100.0%	Publix	—
Cromwell Square	1997	1990	70,282	96.4%	—	CVS, Hancock Fabrics, Haverty’s, Lakewood Antiques
Cumming 400	1997	1994	126,900	95.9%	Publix	Big Lots
Delk Spectrum	1998	1991	100,539	96.8%	Publix	—
Dunwoody Hall	1997	1986	89,351	99.1%	Publix	Jean Coutou
Dunwoody Village	1997	1975	120,598	87.4%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (5)	2004	1984	97,990	98.7%	Save Rite Grocery Store	Jean Coutou
Killian Hill Center (5)	2000	2000	113,216	97.5%	Publix	—
Lindbergh Crossing (5)	2004	1998	27,059	100.0%	—	CVS
Loehmanns Plaza Georgia	1997	1986	137,601	93.2%	—	Jean Coutou
Memorial Bend Shopping Center	1997	1995	177,283	95.0%	Publix	Hollywood Video, TJ Maxx
Northlake Promenade (5)	2004	1986	25,394	100.0%	—	—
Orchard Square (5)	1995	1987	93,222	94.9%	Publix	Harbor Freight Tools, Remax Elite
Paces Ferry Plaza	1997	1987	61,696	100.0%	—	Harry Norman Realtors
Peachtree Parkway Plaza (5)	2004	2001	95,509	96.9%	Winn-Dixie	Jean Coutou
Powers Ferry Kroger (5)	2004	1983	45,528	100.0%	Kroger	—
Powers Ferry Square	1997	1987	97,706	92.6%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,996	99.9%	Publix	CVS, Mardi Gras
Publix Plaza (5)	2004	1995	60,425	100.0%	Publix	—
Rivermont Station	1997	1996	90,267	100.0%	Kroger	—
Rose Creek (5)	2004	1993	69,790	98.1%	Publix	—
Roswell Crossing (5)	2004	1999	201,979	96.2%	—	PetsMart, Office Max, Pike Nurseries, Party City, Walgreens, LA Fitness
Russell Ridge	1994	1995	98,559	98.8%	Kroger	—
Thomas Crossroads (5)	2004	1995	84,928	100.0%	Kroger	—
Trowbridge Crossing (5)	2004	1998	62,558	100.0%	Publix	—
Woodstock Crossing (5)	2004	1994	66,122	100.0%	Kroger	—

Subtotal/Weighted Average (GA)			3,383,495	97.4%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	98.9%	Fresh Market	CVS, Chuck E. Cheese, Party City, Mighty Dollar
Union Square Shopping Center	1996	1989	97,191	91.3%	Harris Teeter	Walgreens, Consolidated Theaters

Greensboro
Kernersville Plaza	1998	1997	72,590	100.0%	Harris Teeter	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
NORTH CAROLINA (continued)

Raleigh / Durham
Bent Tree Plaza (5)	1998	1994	79,503	98.5%	Kroger	—
Cameron Village (5)	2004	1949	629,994	86.6%	Harris Teeter, Fresh Market	CVS, Talbots, Wake County Public Library, Great Outdoor Provision Co., Blockbuster Video, York Properties, Carolina Antique Mall
Fuquay Crossing (5)	2004	2002	124,774	100.0%	Kroger	Gold’s Gym, Dollar Tree
Garner	1998	1998	221,776	98.9%	Kroger	Office Max, Petsmart, Shoe Carnival, Target (4), United Artist Theater, Home Depot
Glenwood Village	1997	1983	42,864	100.0%	Harris Teeter	—
Greystone Village (5)	2004	1986	85,665	100.0%	Food Lion	Jean Coutou
Lake Pine Plaza	1998	1997	87,691	93.6%	Kroger	—
Maynard Crossing	1998	1997	122,782	97.8%	Kroger	—
Southpoint Crossing	1998	1998	103,128	97.3%	Kroger	—
Woodcroft Shopping Center	1996	1984	89,835	98.7%	Food Lion	True Value Hardware

Subtotal/Weighted Average (NC)			1,890,444	94.2%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	99.5%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,497	91.3%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	397,893	98.9%	Kroger/Thriftway	Walgreens, Barnes & Noble, Jo-Ann Fabrics, Famous Footwear, Michaels, Staples
Regency Commons (3)	2004	2004	30,654	31.6%	—	—
Regency Milford Center (5)	2001	2001	108,903	96.1%	Kroger	CVS
Shoppes at Mason	1998	1997	80,800	100.0%	Kroger	—
Westchester Plaza	1998	1988	88,182	100.0%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kingsdale Shopping Center	1997	1999	268,970	60.9%	Giant Eagle	—
Kroger New Albany Center	1999	1999	91,722	100.0%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	100.0%	Kroger	Home Depot
Park Place Shopping Center	1998	1988	106,834	33.3%	—	—
Windmiller Plaza Phase I	1998	1997	120,362	97.9%	Kroger	Sears Orchard
Worthington Park Centre	1998	1991	93,095	94.2%	Kroger	Dollar Tree

Subtotal/Weighted Average (OH)			1,876,013	87.7%

COLORADO

Colorado Springs
Cheyenne Meadows (5)	1998	1998	89,893	100.0%	King Soopers	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	104,558	100.0%	King Soopers	—

Denver
Belleview Square Shopping Center	2004	1978	117,085	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,511	96.3%	Safeway (4)	One Hour Optical
Buckley Square	1999	1978	111,146	98.2%	King Soopers	True Value Hardware
Centerplace of Greeley (5)	2002	2003	148,575	97.6%	Safeway	Target (4), Ross Dress For Less, Famous Footwear
Crossroads Commons (5)	2001	1986	144,288	98.9%	Whole Foods	Barnes & Noble, Mann Theatres
Hilltop Village	2002	2003	100,028	94.5%	King Soopers	—
Leetsdale Marketplace	1999	1993	119,916	96.7%	Safeway	—
Littleton Square	1999	1997	94,257	99.0%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—
New Windsor Marketplace (3)	2002	2003	95,877	89.2%	King Soopers	—
Stroh Ranch	1998	1998	93,436	100.0%	King Soopers	—
Willow Creek Center (5)	2001	1985	162,896	98.8%	Safeway	Family Fitness Centers, Terri’s Consign & Design

Subtotal/Weighted Average (CO)			1,639,055	98.0%

VIRGINIA

Washington DC
Ashburn Farm Market Center	2000	2000	91,905	100.0%	Giant	—
Braemar Shopping Center (5)	2004	2004	96,439	96.8%	Safeway	—
Cheshire Station	2000	2000	97,156	100.0%	Safeway	Petco
Fortuna (3)	2004	2004	108,582	70.4%	Shoppers Food Warehouse	Target (4)
Signal Hill (3)	2003	2004	109,200	93.0%	Shoppers Food Warehouse	—
Somerset Crossing (5)	2002	2002	104,128	100.0%	Shoppers Food Warehouse	—
Tall Oaks Village Center	2002	1998	71,953	100.0%	Giant	—
The Market at Opitz Crossing	2003	2003	149,810	100.0%	Safeway	Boat U.S., USA Discounters
Village Center at Dulles (5)	2002	1991	298,601	99.3%	Shoppers Food Warehouse	CVS, Advance Auto Parts, Chuck E. Cheese, Gold’s Gym, Petco, Staples, The Thrift Store

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA (continued)

Other Virginia
Brookville Plaza (5)	1998	1991	63,665	98.1%	Kroger	—
Hollymead Town Center (3)	2003	2004	163,225	48.8%	Harris Teeter	Target (4)
Statler Square Phase I	1998	1996	133,660	97.9%	Kroger	Staples

Subtotal/Weighted Average (VA)			1,488,324	91.1%

ILLINIOS

Chicago
Baker Hill Center (5)	2004	1998	135,285	99.1%	Dominicks	—
Deer Grove Center (5)	2004	1996	209,449	98.6%	Dominicks	Target (4), Linen’s N’ Things, Michael’s, Staples, Petco, Factory Card Outlet, Dress Barn
Deer Grove Phase II (3) (5)	2004	2004	25,107	81.2%	—	Staples
Fox Lake Crossing (5)	2004	2002	99,072	95.5%	Dominicks	—
Frankfort Crossing Shopping Center	2003	1992	114,534	96.0%	Jewel / OSCO	Ace Hardware
Geneva Crossing (5)	2004	1997	123,182	100.0%	Dominicks	John’s Christian Stores
Hinsdale	1998	1986	178,975	100.0%	Dominicks	Ace Hardware, Murray’s Party Time Supplies
Shorewood Crossing (5)	2004	2001	87,705	100.0%	Dominicks	—
Stearns Crossing (5)	2004	1999	96,613	100.0%	Dominicks	—
Westbrook Commons	2001	1984	121,502	95.1%	Dominicks	—

Subtotal/Weighted Average (IL)			1,191,424	98.0%

WASHINGTON

Seattle
Cascade Plaza (5)	1999	1999	211,072	99.4%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Long’s Drug, Ross Dress For Less
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
James Center (5)	1999	1999	140,240	96.0%	Fred Myer	Rite Aid
Pine Lake Village	1999	1989	102,953	100.0%	Quality Foods	Rite Aid
Sammamish Highland	1999	1992	101,289	100.0%	Safeway (4)	Bartell Drugs Store, Ace Hardware
South Point Plaza	1999	1997	190,378	100.0%	Cost Cutters	Rite Aid, Office Depot, Pacific Fabrics, Pep Boys
Southcenter	1999	1990	58,282	94.0%	—	Target (4)
Thomas Lake	1999	1998	103,872	100.0%	Albertson’s	Rite Aid

Spokane
Spokane Valley	2003	2004	37,887	100.0%	—	Petsmart, Wal-Mart (4)

Vancouver
Orchard Market Center (3)	2002	2004	51,957	100.0%	—	Jo-Ann Fabrics, Petco
Padden Parkway Market Center (3)	2002	2003	83,569	80.1%	Albertson’s	—

Subtotal/Weighted Average (WA)			1,098,752	97.6%

OREGON

Portland
Cherry Park Market (5)	1999	1997	113,518	89.1%	Safeway	—
Hillsboro Market Center (5)	2000	2000	150,080	98.1%	Albertson’s	Petsmart, Marshalls
McMinnville Market Center	2003	2003	74,400	96.8%	Albertson’s	—
Murrayhill Marketplace	1999	1988	149,215	89.9%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	84,266	97.2%	Safeway	—
Sherwood Market Center	1999	1995	124,257	99.2%	Albertson’s	—
Sunnyside 205	1999	1988	52,710	100.0%	—	—
Walker Center	1999	1987	89,610	98.6%	—	Sportmart

Subtotal/Weighted Average (OR)			838,056	95.5%

TENNEESSEE

Knoxville
Market Place (5)	2004	1988	64,000	100.0%	Kroger	—

Nashville
Dickson (Hwy 46 & 70)	1998	1998	10,908	100.0%	—	CVS
Harding Mall (3)	2004	2004	198,800	1.3%	—	Wal-Mart Supercenter
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro	1998	1998	86,811	98.4%	Kroger	Walgreens
Northlake Village I & II	2000	1988	151,629	94.1%	Kroger	CVS, Outside Nursery Space, Petco
Peartree Village	1997	1997	114,795	100.0%	Harris Teeter	Jean Coutou, Office Max

Subtotal/Weighted Average (TN)			697,034	70.4%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	98.9%	Safeway	—
Palm Valley Marketplace (5)	2001	1999	107,647	100.0%	Safeway	—
Paseo Village	1999	1998	92,399	59.1%	—	Walgreens
Pima Crossing	1999	1996	239,438	100.0%	—	Bally Total Fitness, Chez Antiques, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
The Shops	2003	2000	35,710	95.5%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			588,486	93.1%

SOUTH CAROLINA

Charleston
Merchants Village (5)	1997	1997	79,724	100.0%	Publix	—
Queensborough (5)	1998	1993	82,333	100.0%	Publix	—

Columbia
Murray Landing	2002	2003	64,441	89.5%	Publix	—
North Pointe (5)	2004	1996	64,257	100.0%	Publix	—
Rosewood Shopping Center (5)	2001	2001	36,887	100.0%	Publix	—

Greenville
Fairview Market (5)	2004	1998	53,888	97.4%	Publix	—
Pelham Commons (3)	2002	2003	76,541	82.6%	Publix	—
Poplar Springs (5)	2004	1995	64,038	98.2%	Publix	—

Subtotal/Weighted Average (SC)			522,109	95.7%

MICHIGAN
Fenton Marketplace	1999	1999	97,224	97.1%	Farmer Jack	Michaels
Independence Square (3)	2003	2004	89,083	91.8%	Kroger	—
Lakeshore	1998	1996	85,940	85.0%	Kroger	Rite Aid
Waterford Towne Center	1998	1998	96,101	98.5%	Kroger	—

Subtotal/Weighted Average (MI)			368,348	93.4%

MARYLAND
Clinton Park (5)	2003	2003	206,050	90.4%	Giant	K-Mart, GCO Carpet Outlet, Toys “R” Us
King Farm Village Center (5)	2004	2001	120,588	100.0%	Safeway	—

Subtotal/Weighted Average (MD)			326,638	93.9%

ALABAMA
Southgate Village Shopping Ctr (5)	2001	1988	75,092	100.0%	Publix	Pet Supplies Plus
Trace Crossing	2001	2002	74,130	95.2%	Publix	—
Valleydale Village Shop Center (3) (5)	2002	2003	118,466	66.7%	Publix	—
Village in Trussville	1993	1987	56,356	100.0%	Bruno’s	CVS

Subtotal/Weighted Average (AL)			324,044	86.7%

KENTUCKY
Franklin Square (5)	1998	1988	203,318	97.0%	Kroger	Rite Aid, Chakeres Theatre, JC Penney, Office Depot
Silverlake (5)	1998	1988	99,352	98.5%	Kroger	—

Subtotal/Weighted Average (KY)			302,670	97.5%

DELAWARE
Pike Creek	1998	1981	229,510	99.9%	Acme Markets	Jean Coutou, K-Mart
White Oak - Dover DE	2000	2000	10,908	100.0%	—	Jean Coutou

Subtotal/Weighted Average (DE)			240,418	99.9%

PENNSYLVANIA
Gateway Shopping Center	2004	1960	219,697	100.0%	Trader Joe’s	Gateway Pharmacy, Staples, TJ Maxx, Famous Footwear, Valley Forge Brewery, JoAnn Fabrics
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			225,697	100.0%

NEW HAMPSHIRE
Amherst Street Village Center (3)	2004	2004	47,720	31.1%	—	Petsmart
Merrimack Shopping Center (3)	2004	2004	90,768	60.0%	Shaw’s	—

Subtotal/Weighted Average (NH)			138,488	50.0%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
NEVADA
Athem Highland Shopping Center (3)	2004	2004	118,495	45.5%	Albertson’s	—

Subtotal/Weighted Average (NV)			118,495	45.5%

INDIANA
I-65 County Line Road (3)	2004	2004	90,340	69.2%	—	Gander Mountain, Wal-Mart

Subtotal/Weighted Average (IN)			90,340	69.2%

Total Weighted Average			33,815,970	92.7%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 95.4% for Company shopping centers.
(3)	Property under development or redevelopment.
(4)	Tenant owns its own building.
(5)	Owned by a partnership with outside investors in which the Partnership or an affiliate is the general partner.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for stockholder vote during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. We currently have approximately 18,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2004 and 2003.

	2004			2003
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$46.73	38.90	.53	33.53	30.40	.52
June 30	47.35	34.52	.53	35.72	32.41	.52
September 30	47.70	41.98	.53	36.95	34.09	.52
December 31	55.40	46.03	.53	40.43	35.56	.52

We intend to pay regular quarterly distributions to our common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder’s common stock. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We currently maintain the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables our stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

Under our loan agreement for our line of credit, distributions may not exceed 95% of Funds from Operations (“FFO”) based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition available on their website at www.nareit.com. Also, in the event of any monetary default, we may not make distributions to stockholders.

There were no sales of unregistered securities during the periods covered by this report other than a total of 69,063 shares issued during 2004 on a one-for-one basis for exchangeable common units of our operating partnership, Regency Centers L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

             (in thousands, except per share data and number of properties)

The following table sets forth Selected Consolidated Financial Data for Regency on a historical basis for the five years ended December 31, 2004. This information should be read in conjunction with the consolidated financial statements of Regency (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and restated for discontinued operations.

	2004	2003	2002	2001	2000
Operating Data:
Revenues	$391,948	363,200	339,810	307,454	291,153
Operating expenses	213,716	189,368	169,113	158,646	144,548
Other expenses (income)	42,619	34,836	62,134	39,904	48,031
Minority interests	22,304	32,811	35,807	36,036	34,098
Income from continuing operations	113,309	106,185	72,756	72,868	64,476
Income from discontinued operations	23,018	24,604	37,768	27,796	23,135
Net income	136,327	130,789	110,524	100,664	87,611
Preferred stock dividends	8,633	4,175	2,858	2,965	2,817
Net income for common stockholders	127,694	126,614	107,666	97,699	84,794

Income per common share - diluted:
Income from continuing operations	$1.71	1.71	1.20	1.21	1.08
Net income for common stockholders	$2.08	2.12	1.84	1.69	1.49

Balance Sheet Data:
Real estate investments before accumulated depreciation	$3,332,671	3,166,346	3,094,071	3,156,831	2,943,627
Total assets	3,243,824	3,098,229	3,068,928	3,109,314	3,035,144
Total debt	1,493,090	1,452,777	1,333,524	1,396,721	1,307,072
Total liabilities	1,610,743	1,562,530	1,426,349	1,478,811	1,390,796
Minority interests	134,364	254,721	420,859	411,452	418,933
Stockholders’ equity	1,498,717	1,280,978	1,221,720	1,219,051	1,225,415

Other Information:
Common dividends declared per share	$2.12	2.08	2.04	2.00	1.92
Common stock outstanding including convertible preferred stock and operating partnership units	64,297	61,227	61,512	60,645	60,048
Combined Basis gross leasable area (GLA)	33,816	30,348	29,483	29,089	27,991
Combined Basis number of properties owned	291	265	262	272	261
Ratio of earnings to fixed charges	2.2	1.9	1.5	1.5	1.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing neighborhood and community shopping centers that are anchored by market-leading supermarkets, and located in areas with attractive demographics. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, our real estate investment portfolio before depreciation totals $4.5 billion with 291 shopping centers in 23 states, including approximately $1.4 billion in real estate assets composed of 78 shopping centers owned by unconsolidated joint ventures in 17 states. [Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”).] We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At December 31, 2004, our gross leasable area (“GLA”) on a Combined Basis totaled 33.8 million square feet and was 92.7% leased. The GLA for the Consolidated Properties totaled 24.5 million square feet and was 91.2% leased. The GLA for the Unconsolidated Properties totaled 9.3 million square feet and was 96.7% leased.

We earn revenues and generate operating cash flow by leasing space to grocers and retail side-shop tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. A neighborhood center is a convenient, cost-effective distribution platform for food retailers. Grocery-anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for Regency, which we expect to sustain our growth in earnings per share and increase the value of our portfolio over the long term.

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

We grow our shopping center portfolio through new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our market-leading grocers and anchors, and our specialty retail customers, resulting in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

We intend to maintain a conservative capital structure to fund our growth programs without compromising our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of properties into new, higher-quality developments that we expect to generate sustainable revenue growth and more attractive returns. Our commitment to maintaining a high-quality shopping center portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment criteria.

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from Regency. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. Regency is not subject to liability and has no obligations or guarantees of the joint ventures beyond its ownership percentage.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery-anchor closings or consolidations in the grocery store industry. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers. A slowdown in our shopping center development program could reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties:

	December 31, 2004	December 31, 2003
Number of Properties (a)	291	265
Number of Properties (b)	213	219
Number of Properties (c)	78	46

Properties in Development (a)	34	36
Properties in Development (b)	32	34
Properties in Development (c)	2	2

Gross Leaseable Area (a)	33,815,970	30,347,744
Gross Leaseable Area (b)	24,532,952	24,565,776
Gross Leaseable Area (c)	9,283,018	5,781,968

% Leased – All Properties (a)	92.7%	92.2%
% Leased – All Properties (b)	91.2%	91.8%
% Leased – All Properties (c)	96.7%	95.7%

% Leased – Non development (a)	96.1%	95.4%
% Leased – Non development (b)	95.6%	95.1%
% Leased – Non development (c)	97.2%	97.1%

The Company seeks to reduce its operating and leasing risks through diversification which it achieves by geographically diversifying its shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of its shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	51	6,527,802	19.3%	91.9%	49	5,917,372	19.5%	90.8%
Florida	50	5,970,898	17.7%	94.9%	50	5,943,345	19.6%	94.3%
Texas	32	3,968,940	11.7%	89.3%	41	5,086,086	16.7%	88.1%
Georgia	36	3,383,495	10.0%	97.4%	20	2,008,066	6.6%	95.8%
North Carolina	13	1,890,444	5.6%	94.2%	3	408,211	1.3%	97.0%
Ohio	14	1,876,013	5.5%	87.7%	14	1,901,538	6.3%	90.6%
Colorado	15	1,639,055	4.8%	98.0%	14	1,623,674	5.3%	94.2%
Virginia	12	1,488,324	4.4%	91.1%	10	1,272,369	4.2%	89.1%
Illinois	9	1,191,424	3.5%	98.0%	6	444,234	1.5%	96.5%
Washington	11	1,098,752	3.2%	97.6%	10	1,050,061	3.5%	98.7%
Oregon	8	838,056	2.5%	95.5%	9	1,020,470	3.4%	96.4%
Tennessee	7	697,034	2.1%	70.4%	7	652,906	2.1%	91.5%
Arizona	5	588,486	1.7%	93.1%	8	838,715	2.8%	92.2%
South Carolina	8	522,109	1.5%	95.7%	5	339,926	1.1%	95.7%
Michigan	4	368,348	1.1%	93.4%	4	368,260	1.2%	87.2%
Maryland	2	326,638	1.0%	93.9%	1	188,243	0.6%	90.2%
Alabama	4	324,044	1.0%	86.7%	6	543,330	1.8%	85.5%
Kentucky	2	302,670	0.9%	97.5%	3	323,029	1.1%	97.8%
Delaware	2	240,418	0.7%	99.9%	2	240,418	0.8%	99.5%
Pennsylvania	2	225,697	0.7%	100.0%	1	6,000	—	100.0%
New Hampshire	2	138,488	0.4%	50.0%	—	—	—	—
Nevada	1	118,495	0.4%	45.5%	—	—	—	—
Indiana	1	90,340	0.3%	69.2%	—	—	—	—
Missouri	—	—	—	—	1	82,498	0.3%	91.5%
New Jersey	—	—	—	—	1	88,993	0.3%	89.4%

Total	291	33,815,970	100.0%	92.7%	265	30,347,744	100.0%	92.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,479,470	22.3%	90.5%	41	4,859,526	19.8%	90.1%
Florida	38	4,684,299	19.1%	94.6%	39	4,738,901	19.3%	94.1%
Texas	29	3,652,338	14.9%	88.8%	34	4,167,951	17.0%	87.9%
Ohio	13	1,767,110	7.2%	87.1%	13	1,792,635	7.3%	92.7%
Georgia	17	1,656,297	6.8%	96.1%	17	1,656,294	6.7%	96.8%
Colorado	11	1,093,403	4.4%	97.6%	11	1,223,072	5.0%	92.6%
North Carolina	9	970,508	3.9%	97.5%	9	970,558	3.9%	98.6%
Virginia	8	925,491	3.8%	86.4%	8	910,103	3.7%	85.2%
Washington	9	747,440	3.0%	97.3%	7	662,573	2.7%	95.6%
Tennessee	6	633,034	2.6%	67.4%	6	444,234	1.8%	96.5%
Oregon	6	574,458	2.3%	96.1%	7	688,359	2.8%	92.2%
Arizona	4	480,839	2.0%	91.6%	6	545,277	2.2%	90.5%
Illinois	3	415,011	1.7%	97.4%	3	408,211	1.7%	97.0%
Michigan	4	368,348	1.5%	93.4%	4	368,260	1.5%	87.2%
Delaware	2	240,418	1.0%	99.9%	2	240,418	1.0%	99.5%
Pennsylvania	2	225,697	0.9%	100.0%	1	6,000	—	100.0%
South Carolina	2	140,982	0.6%	85.7%	3	223,315	0.9%	94.3%
New Hampshire	2	138,488	0.6%	50.0%	—	—	—	—
Alabama	2	130,486	0.5%	97.3%	5	468,238	1.9%	83.1%
Nevada	1	118,495	0.5%	45.5%	—	—	—	—
Indiana	1	90,340	0.4%	69.2%	—	—	—	—
Kentucky	—	—	—	—	1	20,360	0.1%	93.1%
Missouri	—	—	—	—	1	82,498	0.3%	91.5%
New Jersey	—	—	—	—	1	88,993	0.4%	89.4%

Total	213	24,532,952	100.0%	91.2%	219	24,565,776	100.0%	91.8%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	December 31, 2004				December 31, 2003
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
Georgia	19	1,727,198	18.6%	98.6%	3	351,772	6.1%	91.1%
Florida	12	1,286,599	13.8%	96.1%	11	1,204,444	20.8%	98.0%
California	7	1,048,332	11.3%	99.1%	8	1,057,846	18.3%	97.5%
North Carolina	4	919,936	9.9%	90.7%	1	79,503	1.4%	100.0%
Illinois	6	776,413	8.4%	98.3%	—	—	—	—
Virginia	4	562,833	6.1%	98.9%	2	362,266	6.3%	99.0%
Colorado	4	545,652	5.9%	98.7%	3	400,602	6.9%	99.1%
South Carolina	6	381,127	4.1%	99.3%	2	116,611	2.0%	98.5%
Washington	2	351,312	3.8%	98.1%	2	357,897	6.2%	97.8%
Maryland	2	326,638	3.5%	93.9%	1	188,243	3.3%	90.2%
Texas	3	316,602	3.4%	94.6%	7	918,135	15.9%	89.2%
Kentucky	2	302,670	3.3%	97.5%	2	302,669	5.2%	98.1%
Oregon	2	263,598	2.8%	94.3%	1	150,356	2.5%	92.5%
Alabama	2	193,558	2.1%	79.6%	1	75,092	1.3%	100.0%
Ohio	1	108,903	1.2%	96.1%	1	108,903	1.9%	88.4%
Arizona	1	107,647	1.1%	100.0%	1	107,629	1.9%	96.3%
Tennessee	1	64,000	0.7%	100.0%	—	—	—	—

Total	78	9,283,018	100.0%	96.7%	46	5,781,968	100.0%	95.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at December 31, 2004:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (c)
Kroger	63	10.6%	7.9%
Publix	61	8.5%	4.9%
Safeway	51	6.6%	4.2%
Albertsons	24	2.8%	2.2%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	For the Combined Properties.
(c)	Annualized base rent includes the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties which reflects our effective risk related to those tenants.

Liquidity and Capital Resources

General

We expect that cash generated from revenues, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $183.9 million, $180.6 million and $154.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, our gains from the sale of real estate were $60.5 million, $65.9 million, and $40.1 million, we incurred capital expenditures of $11.7 million, $13.5 million and $15.0 million to maintain our shopping centers, paid scheduled principal payments of $5.7 million, $4.1 million and $5.6 million to our lenders, and paid dividends and distributions of $157.2 million, $157.9 million and $158.5 million to our share and unit holders, respectively.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. On February 21, 2005, Winn-Dixie Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently lease seven stores to Winn-Dixie, three of which are owned directly by us and four are owned in joint ventures. Our annualized base rent from Winn-Dixie including our share of the joint ventures is $1.5 million or less than 1% of our annual base rents. As of the date of their bankruptcy filing, Winn-Dixie owed Regency $32,841 in past-due rent related to real estate tax reimbursements. Winn-Dixie has not yet given notice to us as to whether they will reject any of the lease agreements between us. We are not aware at this time of the current or pending bankruptcy of any of our other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 8% of our annual base rental revenues.

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

We currently have $400 million available for equity securities under our shelf registration and RCLP has $180 million available for debt under its shelf registration. Additionally, we have the right to call and repay, at par, outstanding preferred units beginning five years after their issuance date, at our discretion.

We intend to continue to grow our portfolio through new developments and acquisitions, either directly or through our joint venture relationships. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Capital necessary to complete developments-in-process are funded from our line of credit. Regency expects that cash provided by operating activities, unused amounts available under our line of credit, and cash reserves are adequate to meet short-term and committed long-term liquidity requirements.

Shopping Center Developments, Acquisitions and Sales

At December 31, 2004, on a Combined Basis, we had 34 projects under construction or undergoing major renovations, which, when completed, will represent an investment of $728.7 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $117.3 million. Costs necessary to complete these developments are estimated to be $342.2 million. These costs are usually already committed as part of existing construction contracts, and will be expended through 2007. These developments are approximately 53% complete and 72% pre-leased. The costs necessary to complete these developments will be funded from the Company’s unsecured line of credit, which had a commitment amount of $500 million and a balance of $200 million at December 31, 2004. In 2004, we started 17 new developments representing an investment of $270 million upon completion.

During 2004, we acquired five operating properties from unrelated parties for $164.4 million. The purchase price included the assumption of $61.7 million in debt, the issuance of 920,562 exchangeable operating partnership units valued at $38.4 million, and cash. During 2003, we acquired four operating properties from unrelated parties for $75.4 million. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from their respective dates of acquisition. These acquisitions were not considered significant to our operations in the current or preceding periods.

During 2004, we sold 100% of our interest in 17 properties for net proceeds of $130.5 million. The combined operating income of these properties and resulting gain of $23.0 million on these sales and properties held for sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004, 2003 and 2002, as well as operating properties held for sale, were $9.9 million, $23.1 million and $48.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The operating income from these properties was $4.1 million, $8.6 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $422,937 $560,030 and $956,491 for the years ended December 31, 2004, 2003 and 2002, respectively.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At December 31, 2004, we had investments in real estate partnerships of $179.7 million. The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at December 31, 2004 and 2003 (in thousands):

	2004	2003
Number of Joint Ventures	11	8
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	78	46

Combined Assets	$1,439,617	$812,190
Combined Liabilities	689,988	336,340
Combined Equity	749,629	475,850

Regency’s Share of:
Assets	$374,430	$256,050
Liabilities	179,459	106,034

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, these co-investment partners pay us fees for asset management, property management, and acquisition and disposition services. During 2004, 2003 and 2002, we received fees from these joint ventures of $9.3 million, $5.6 million, and $3.5 million, respectively. Our investments in real estate partnerships as of December 31, 2004 and 2003 consist of the following (in thousands):

	Ownership	2004	2003
Macquarie CountryWide-Regency (MCWR)	25%	$65,134	30,347
Macquarie CountryWide Direct (MCWR)	25%	8,001	8,724
Columbia Regency Retail Partners (Columbia)	20%	41,380	40,267
Cameron Village LLC (Columbia)	30%	21,612	—
Columbia Regency Partners II (Columbia)	20%	3,107	—
RegCal, LLC (RegCal)	25%	13,232	—
Other investments in real estate partnerships	27% -50%	27,211	61,158

		$179,677	140,496

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of December 31, 2004, Columbia owned 18 shopping centers, had total assets of $496.9 million, and net income of $23.8 million. Our share of Columbia’s total assets and net income was $111.5 million and $4.1 million, respectively. During 2004, Columbia acquired eight shopping centers from unrelated parties for a purchase price of $250.8 million. We contributed $31.9 million for our proportionate share of the purchase price. Columbia sold three shopping centers during 2004 for $74.0 million to unrelated parties with a gain of $10.0 million. During 2003, Columbia acquired two shopping centers for $39.1 million from unrelated parties and sold one shopping center to an unrelated party for $46.2 million with a gain of $9.3 million.

We also co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in two joint ventures (collectively, “MCWR”) in which we have an ownership interest of 25%. As of December 31, 2004, MCWR owned 51 shopping centers, had total assets of $734.6 million, and net income of $12.1 million.

Our share of MCWR’s total assets and net income was $183.6 million and $3.5 million, respectively. During 2004, MCWR acquired 23 shopping centers from unrelated parties for a purchase price of $274.5 million. We contributed $34.8 million for our proportionate share of the purchase price. In addition, MCWR acquired three shopping centers from us valued at $69.7 million, for which we received cash of $63.7 million. MCWR sold one shopping center during 2004 to an unrelated party for $12.8 million with a gain of $190,559. During 2003, MCWR acquired 12 shopping centers from us valued at $232.9 million, for which we received cash of $79.4 million and short-term notes receivable of $95.3 million. MCWR repaid the notes during 2003 and 2004. During 2003, MCWR sold two shopping centers to unrelated parties for $20.1 million.

On February 14, 2005, we entered into a contract with CalPERS/First Washington to acquire 101 shopping centers operating in 17 states, but primarily in the Washington D.C./Baltimore metro area, as well as, northern and southern California (“FW Portfolio”). The contract purchase price is $2.74 billion. The portfolio of shopping centers will be owned in a new joint venture (“MCWR II”) between Regency and MCW in which we will have an ownership interest of 35%. The acquisition is expected to close during the second quarter of 2005. We expect to account for our investment in the venture as an unconsolidated investment in real estate partnerships. We have executed a bank commitment to provide the financing for our share of the purchase price further discussed below as a part of Contractual Obligations.

In December 2004, we formed a new joint venture with the California State Teachers’ Retirement System (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2004, RegCal owned four shopping centers, had total assets of $126.4 million, and had net income of $70,608. Our share of RegCal’s total assets and net income was $31.6 million and $17,652, respectively. During 2004, RegCal acquired four shopping centers from us valued at $124.5 million, for which it assumed debt from us of $34.8 million and paid cash to us of $73.9 million.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia, MCWR and RegCal intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from unrelated parties, we are required to contribute our pro-rata share of the purchase price to the partnerships.

On November 30, 2004, we sold a 50% interest in Valleydale, LLC, a single asset entity, to an affiliate of Publix Supermarkets for $12.8 million and transferred our residual 50% investment interest to unconsolidated investments in real estate partnerships.

In August 2004, we sold our membership interest in the Hermosa Venture 2002, LLC to our partner. In March 2004, the only two shopping centers owned by the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which we had a 30% equity interest, were sold to an unrelated party for $28.3 million, resulting in a gain of $8.2 million. We received $17.2 million which represents a $4.3 million distribution for our 30% equity interest and $12.9 million for the repayment of a loan owed to us. We recognized a $1.2 million gain included in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. We have no remaining investment or commitment in either of these two joint ventures.

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $38.3 million and $49.0 million for the years ended December 31, 2004 and 2003, respectively. Net cash provided by investing activities was $128.9 million for the year ended December 31, 2002.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured line of credit as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space where we conduct our business. The following table summarizes our debt maturities, excluding recorded debt premiums that are not obligations, and obligations under non-cancelable operating leases as of December 31, 2004 including our pro-rata share of obligations within unconsolidated joint ventures (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	Beyond 5 years	Total
Notes Payable:
Regency	$180,217	24,858	265,797	23,005	56,547	939,133	1,489,557
Regency’s share of JV	20,401	13,629	—	10,666	35,978	84,973	165,647

Operating Leases:
Regency	2,585	2,426	1,449	974	633	3,737	11,804
Regency’s share of JV	—	—	—	—	—	—	—

Ground Leases:
Regency	359	365	365	365	365	8,658	10,477
Regency’s share of JV	176	176	176	177	177	8,271	9,153

Total	$203,738	41,454	267,787	35,187	93,700	1,044,772	1,686,638

The table of contractual obligations excludes obligations related to interest which is discussed below as part of outstanding debt.

Outstanding debt at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed-rate mortgage loans	$275,726	217,001
Variable-rate mortgage loans	68,418	41,629
Fixed-rate unsecured loans	948,946	999,147

Total notes payable	1,293,090	1,257,777
Unsecured line of credit	200,000	195,000

Total	$1,493,090	1,452,777

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.01% to 9.50% and average 6.71%.

On March 26, 2004, we entered into a new unsecured revolving line of credit (the “Line”). Under the new agreement, we reduced the Line commitment from $600 million to $500 million (“Line Commitment”), but we have the right to expand the Line by an additional $150 million subject to additional lender syndication. The new facility has a three-year term, a one-year extension option at maturity, and an interest rate of LIBOR plus .75%, which is a reduction of 10 basis points from the previous agreement. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 3.1875% at December 31, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

On February 15, 2005, we executed a commitment letter related to the Line which will temporarily modify certain Line covenants related to borrowing capacity and leverage, and will also add a temporary bridge loan for $275 million (“Bridge Commitment”). The temporary modifications will expire and the Bridge Commitment will mature nine months after the closing of the FW Portfolio into MCWR II. The Bridge Commitment combined with existing borrowing capacity under the Line will provide sufficient cash for our equity investment into MCWR II. These borrowings will raise our debt to assets leverage ratio above current levels, which could exceed the current allowable Line covenant leverage ratio of 55%. The temporary modification to the leverage covenant is intended to keep us from defaulting on the Line during the term that the Bridge Commitment is outstanding. We intend to payoff the Bridge Commitment within the nine month term through a combination of issuing equity and selling shopping centers under our capital recycling program.

As of December 31, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2005	$4,042	176,175	180,217
2006	3,775	21,083	24,858
2007 (includes the Line)	3,542	262,255	265,797
2008	3,388	19,617	23,005
2009	3,458	53,089	56,547
Beyond 5 Years	17,795	921,338	939,133
Unamortized debt premiums	—	3,533	3,533

Total	$36,000	1,457,090	1,493,090

Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $665.5 million at December 31, 2004, which mature through 2028. Our proportionate share of these loans was $168.1 million, of which 87% had average fixed interest rates of 5.47% and 13% had variable interest rates based upon a spread above LIBOR of 1.2% to 1.6%. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our guarantee does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. At December 31, 2004, 82% of our total debt had fixed interest rates, compared with 84% at December 31, 2003. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at December 31, 2004, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.7 million. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”).

On April 1, 2004, we completed the sale of $150 million ten-year senior unsecured notes (the “Notes”). The 4.95% Notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering combined with borrowings from the Line were used to repay $200 million of 7.4% notes that matured on April 1, 2004. Related to the offering, we settled two forward-starting interest rate swaps that were initiated in 2003 totaling $144.2 million. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in other comprehensive income (“OCI”) and is being amortized over the ten-year term of the Notes to interest expense. The swaps qualified for hedge accounting under Statement 133; therefore, the change in fair value was recorded in OCI. After taking into account the hedge settlement, the effective interest rate on the Notes is 5.47%.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure. The following describes our equity capital transactions during 2004.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2005 and 2009, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 7.45% to 8.75%. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit after ten years from the date of issue or as modified and agreed to by us. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2004 and 2003, the face value of total Preferred Units issued was $104 million and $229 million with an average fixed distribution rate of 8.13% and 8.88%, respectively. Included in Preferred Units are original issuance costs of $2.2 million that will be expensed as the underlying Preferred Units are redeemed in the future.

We expect that we will either redeem $54 million of Preferred Units in 2005 or renegotiate the dividend rate to a lower market rate of distribution. If we decide to redeem these Preferred Units, we will likely issue common stock or preferred stock to finance the redemption price.

On November 11, 2004, we renegotiated the distribution rate on the outstanding balance of $50 million of Series D Preferred Units from 9.125% to 7.45%. Previously, on September 3, 2004, we redeemed $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units from proceeds of a Series 4 Preferred stock offering described below. At the time of the redemptions, $3.2 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as minority interest of preferred units.

Preferred Stock

On August 31, 2004, we sold 5 million depositary shares, representing 500,000 shares of Series 4 Cumulative Redeemable Preferred Stock, for $125 million. The depositary shares are perpetual preferred stock, are not convertible into common stock of the Company, are redeemable at par upon our election on or after August 31, 2009, pay a 7.25% annual dividend, and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to redeem Preferred Units. The terms of the Series 4 Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On August 24, 2004 we sold 1.5 million shares of common stock in an underwritten public offering and the net proceeds of approximately $67 million were used to reduce the balance of the Line.

In summary, net cash used in financing activities related to the debt and equity activity discussed above was $80.1 million, $158.2 million and $255.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Critical Accounting Policies and Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our financial results, and discussion and analysis of these results. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical results, current economic activity and industry standards. They are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimates.

Revenue Recognition and Tenant Receivables – Tenant Receivables represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, we analyze the accounts of tenants in bankruptcy, and we estimate the recovery of pre-petition and post-petition claims. Our reported net income is directly affected by our estimate of the collectability of tenant receivables.

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

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that permanent impairment exists due to our inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are likely to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) is not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties that the Company, in its judgment, has no continuing involvement are classified as discontinued.

Income Tax Status - The prevailing assumption underlying the operation of our business is that we will continue to operate in order to qualify as a REIT, defined under the Internal Revenue Code. We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005.

Statement 123(R) permits companies to adopt its requirements using one of two methods:

1. The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted Statement 123(R) using the modified prospective method on January 1, 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on its results of operations in 2005 as described in note 1(i) to the consolidated financial statements.

We have a Long-Term Omnibus Plan (the “Plan”) under which our Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. All stock options previously granted contained stock option “reload” rights. The “reload” rights allowed for an option holder to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In January 2005, we offered to acquire the “reload” rights of existing stock options from our employees by issuing them additional stock options that will vest 25% per year over four years. As a result of the offer, on January 18, 2005, we granted 771,645 options with an exercise price of $51.36, the fair value of our common stock on the date of grant. As a result, substantially all of the “reload” rights on existing stock options have been cancelled. The options granted in January 2005 will be expensed to net income over a four-year period beginning in 2005 in accordance with Statement 123(R).

Results from Operations

Comparison of the years ended December 31, 2004 to 2003

At December 31, 2004, on a Combined Basis, we were operating or developing 291 shopping centers, as compared to 265 shopping centers at the end of 2003. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At December 31, 2004, on a Combined Basis, we were developing 34 properties, as compared to 36 properties at the end of 2003.

Our revenues increased by $28.7 million, or 8%, to $391.9 million in 2004. This increase was related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, shopping centers acquired during 2004, and revenues from new developments commencing operations in 2004, net of a reduction in revenues from properties sold. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2004, our minimum rent increased by $21.4 million, or 8%, and our recoveries from tenants increased $4.7 million, or 6%. Percentage rent was $4.1 million in 2004, compared with $4.5 million in 2003. The reduction was primarily related to renewing anchor tenant leases with minimum rent increases, which had a corresponding reduction to percentage rent.

Our operating expenses increased by $24.3 million, or 13%, to $213.7 million in 2004 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $6.0 million, or 7%, during 2004 to $94.3 million. This increase was primarily due to shopping centers acquired in 2004, new developments that only recently began operating and therefore incurred operating expenses for only a portion of the previous year, normal increases in operating expenses on the stabilized properties and the cost to repair our shopping centers impacted by hurricanes during 2004. Although three hurricanes affected 42 shopping centers in Florida, all of these centers are currently operating and fully functional. Our repair costs related to the hurricanes are estimated to be $1 million.

Our general and administrative expenses were $30.3 million during 2004, compared with $24.2 million in 2003, or 25% higher, related to an increase in the total number of employees, higher costs associated with incentive compensation and costs related to implementing new regulations for public companies imposed by the Sarbanes-Oxley Act.

Our depreciation and amortization expense increased $9.2 million during the current year primarily related to shopping centers acquired in 2004 and new development properties placed in service during 2004.

Our net interest expense decreased to $81.2 million in 2004 from $83.6 million in 2003. Average interest rates on our outstanding debt declined to 5.93% at December 31, 2004, compared with 6.64% at December 31, 2003. The reduction was primarily related to reducing the interest rate spread on the Line and issuing $150 million of 4.95% Notes in April 2004, the proceeds of which were used to repay maturing Notes that had fixed rates of 7.4%. Our average fixed interest rates were 6.71% at December 31, 2004, compared with 7.54%, at December 31, 2003. Our weighted average outstanding debt during 2004 was $1.5 billion, compared with $1.4 billion in 2003.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $18.9 million in gains from the sale of 41 out-parcels for proceeds of $60.4 million and $20.5 million for properties sold to joint ventures. During 2003, the gains from the sale of operating and development properties included $11.6 million from the sale of 45 out-parcels for proceeds of $53.0 million and $37.1 million for properties sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our minority investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During 2004 and 2003 we established provisions for loss of $810,000 and $2.0 million respectively, to adjust operating properties to their estimated fair values. Provisions for loss on properties subsequently sold are reclassified to discontinued operations; therefore the $2.0 million recorded in 2003 has been reclassified.

Income from discontinued operations was $23.0 million in 2004 related to 17 properties sold to unrelated parties for net proceeds of $130.5 million and one property classified as held-for-sale. Income from discontinued operations was $24.6 million in 2003 related to the operations of shopping centers in 2004 as well as 2003. In compliance with the adoption of Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $422,937 and $560,030 for the years ended December 31, 2004 and 2003, respectively.

Minority interest of preferred units declined $10 million to $19.8 million in 2004 as a result of the redemptions of preferred units during 2004 and 2003. Preferred stock dividends increased $4.5 million to $8.6 million in 2004 as a result of the issuance of preferred stock during 2004 and 2003, the proceeds of which were used to redeem preferred units as further described above under Equity Capital Transactions.

Net income for common stockholders was $127.7 million in 2004, compared with $126.6 million in 2003 or a 1% increase for the reasons described above. Diluted earnings per share were $2.08 in 2004, compared with $2.12 in 2003, or 2% lower. Although net income for common stockholders increased $1.1 million during 2004, the increase was diluted as a result of an increase in weighted average common shares associated with the $67 million common stock offering completed in August 2004.

Comparison of 2003 to 2002

At December 31, 2003, on a Combined Basis, we were operating or developing 265 shopping centers as compared to 262 shopping centers at the end of 2002. At December 31, 2003, on a Combined Basis, we were developing 36 properties, as compared to 34 properties at the end of 2002.

Our revenues increased by $23.4 million, or 7%, to $363.2 million in 2003. This increase was related to changes in occupancy from 91.5% to 92.2% in the portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2003, net of a reduction in revenues from properties sold. In 2003, our minimum rent increased by $12.4 million, or 5%, and our recoveries from tenants increased $4.3 million, or 6%. Percentage rent was $4.5 million in 2003, compared with $5.2 million in 2002. The reduction was primarily related to renewing anchor tenant leases with minimum rent increases, which had a corresponding reduction to percentage rent.

Our operating expenses increased by $20.3 million, or 12%, to $189.4 million in 2003. Our combined operating, maintenance, and real estate taxes increased by $5.3 million, or 6%, during 2003 to $88.2 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year and general increases in operating expenses on the stabilized properties. Our general and administrative expenses were $24.2 million during 2003, compared with $22.8 million in 2002, or 6% higher, a result of general salary and benefit increases. Our depreciation and amortization expense increased $6.7 million related to new development properties placed in service during 2003.

Our net interest expense decreased to $83.6 million in 2003 from $84.5 million in 2002. Average interest rates on our outstanding debt declined to 6.64% at December 31, 2003, compared with 6.93% at December 31, 2002, primarily due to reductions in the LIBOR rate. Our average fixed interest rates were 7.54% at December 31, 2003, compared with 7.51%, at December 31, 2002. Our weighted average outstanding debt during 2003 and 2002 was $1.4 billion.

Gains from the sale of operating and development properties were $48.7 million in 2003 related to the sale of 16 properties for $299.9 million and 45 out-parcels for $53 million. During 2002, we recorded gains of $20.9 million related to the sale of 12 properties for $164.8 million and 35 out-parcels for $27.5 million. These gains are included in continuing operations rather than discontinued operations because they were either development properties that had no operating income, or they were sold to joint ventures where we have a continuing minority investment.

During 2003 and 2002, we recorded provisions for loss on shopping centers related to impairments in value of approximately $2.0 million and $4.4 million, respectively, of which $2.0 million and $3.4 million, respectively, were reclassified to operating income from discontinued operations after the related properties were sold.

Income from discontinued operations was $24.6 million in 2003 related to the sale of shopping centers and properties held for sale in 2004 and 2003. Income from discontinued operations was $37.8 million in 2002 related to the sale of shopping centers in 2004, 2003 and 2002. As discussed above, if we sell an asset in any reported year, we are required to reclassify its operating income into discontinued operations for all reported prior years. Our operating income and gains on sales from discontinued operations are shown net of minority interest of exchangeable partnership units totaling $560,030 and $956,491 for the years ended December 31, 2003 and 2002, respectively.

Net income for common stockholders was $126.6 million in 2003, compared with $107.7 million in 2002, or an 18% increase for the reasons described above. Diluted earnings per share were $2.12 in 2003, compared with $1.84 in 2002, or 15% higher, related to the increase in net income offset by an increase in weighted average common shares of 803,719 shares.

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

Inflation

Inflation has remained relatively low and has had a minimal impact on the operating performance of our shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on the Line and the refinancing of long-term debt, which currently contain fixed interest rates. Our interest-rate risk management objective is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps and treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$147,737	24,858	29,859	23,005	56,547	939,133	1,221,139	1,305,081
Average interest rate for all fixed rate debt	6.91%	6.90%	6.87%	6.87%	6.81%	6.45%	—	—

Variable rate LIBOR debt	$32,480	—	235,938	—	—	—	268,418	268,418
Average interest rate for all variable rate debt	2.15%	—	2.15%	—	—	—	—	—

As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer, chief operating officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

The Company’s independent auditors, KPMG LLP, a registered public accounting firm, have issued a report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

Regency’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no mater how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9b. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders. Information concerning the executive officers of Regency is provided below.

MARTIN E. STEIN, JR. Mr. Stein, age 52, is Chairman of the Board and Chief Executive Officer of Regency Centers. He served as President of Regency from its initial public offering in October 1993 until December 31, 1998. He also served as President of Regency’s predecessor real estate division since 1981, and as a Vice President from 1976 to 1981. Mr. Stein is a Director of Patriot Transportation Holding, Inc., a publicly held transportation and real estate company, and Stein Mart, Inc., a publicly held upscale discount retailer. He also serves on the Board of EverBank, a federal savings bank and EverBank Financial Corp, a privately held savings and loan company. He serves on the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts and is a member of the International Council of Shopping Centers, the Urban Land Institute, and the Real Estate Roundtable.

MARY LOU FIALA. Mrs. Fiala, age 53, became President and Chief Operating Officer of Regency Centers in January 1999. Before joining Regency, Mrs. Fiala was Managing Director — Security Capital U.S. Realty Strategic Group from March 1997 to January 1999. She was Senior Vice President and Director of Stores, New England — Macy’s East/Federated Department Stores from 1994 to March 1997. From 1976 to 1994, Mrs. Fiala held various merchandising and store operations positions with Macy’s/Federated Department Stores. She is a member of the Board of Trustees of the International Council of Shopping Centers, a National Trustee for Boys & Girls Clubs of America, serves on the University of North Florida Foundation Board, and serves on the Board of Build-A-Bear Workshop, Inc.

BRUCE M. JOHNSON. Mr. Johnson, age 57, has been Regency Centers’ Chief Financial Officer and a Managing Director since 1993. From 1979 to 1993, he served as Executive Vice President of Regency’s predecessor real estate division. Prior to joining Regency, he was Vice President of Barnett Winston Trust, an equity and mortgage real estate investment trust. Mr. Johnson is Chairman of Brooks Rehabilitation Hospital, a private not-for-profit rehabilitation hospital, and he is on the Board and the Executive Committee of its private parent company, Brooks Health Systems.

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

Code of Ethics. We have adopted a code of ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at “www.regencycenters.com.” We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. Executive Compensation

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,675,163	$44.32	4,283,239	(2)
Equity compensation plans not approved by security holders	N/A	N/A	8,772

Total	1,675,163	$44.32	4,292,011

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(2)	Our Long Term Omnibus Plan, as amended and approved by shareholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2,750,000 shares, of which 2,033,239 shares were available at December 31, 2004 for future issuance.

Our Stock Grant Plan for non-key employees is the only equity compensation plan that our shareholders have not approved. This Plan provides for the award of a stock bonus of a specified value to each non-key employee on the 1st anniversary date and every 5th anniversary date of their employment. For example, each non-manager employee receives $500 in shares at the specified anniversary dates based on the average fair market value of Regency’s common stock for the most recent quarter prior to the anniversary date. A total of 30,000 shares of common stock have been reserved for issuance under this Plan, of which 8,772 shares were available at December 31, 2004 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

	(a)	Financial Statements and Financial Statement Schedules:

Regency’s 2004 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

	(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

(i) Restated Articles of Incorporation of Regency Centers Corporation as amended to date (incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form 8-K filed November 17, 2004).

(ii) Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed November 7, 2000).

4.	(a)	See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Centers Corporation defining rights of security holders

	(b)	Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

	(c)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

	(d)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

10.	Material Contracts

	~(a)	Regency Centers Corporation Amended and Restated Long Term Omnibus Plan (incorporated by reference to Appendix 1 to Regency’s 2003 annual meeting proxy statement filed April 3, 2003).

(i) Amendment No. 1 to Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-K filed March 12, 2004).

	~(b)	Form of Stock Rights Award Agreement.

	~(c)	Form of Nonqualified Stock Option Agreement.

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference

~(d)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K filed March 12, 2004).

~(e)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed March 12, 2004).

~(f)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed March 12, 2004).

~*(g)	Form of Option Award Agreement for Key Employees.

~*(h)	Form of Option Award Agreement for Non-Employee Directors.

~*(i)	Form of Director/Officer Indemnification Agreement.

~(j)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

(k)	Stock Grant Plan adopted on January 31, 1994 to grant stock to employees (incorporated by reference to the Company’s Form 10-Q filed May 12, 1994).

(l)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(m)	Credit Agreement dated as of March 26, 2004 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 10, 2004).

~(n)	Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10(r) of the Company’s Form 10-K/A filed April 15, 2002).

~(o)	Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10(s) of the Company’s Form 10-K/A filed April 15, 2002).

~(p)	Amended and Restated Severance and Change of Control Agreement dated as of March, 2002 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10(t) of the Company’s Form 10-K/A filed April 15, 2002).

~(q)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company’s Form 8-K filed December 21, 2004)

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGENCY CENTERS CORPORATION

By:	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

March 14, 2005	/s/ Mary Lou Fiala Mary Lou Fiala, President, Chief Operating Officer and Director

March 14, 2005	/s/ Bruce M. Johnson Bruce M. Johnson, Managing Director, Chief Financial Officer (Principal Financial Officer) and Director

March 14, 2005	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)

March 14, 2005	/s/ Raymond L. Bank Raymond L. Bank, Director

March 14, 2005	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director

March 14, 2005	/s/ A. R. Carpenter A. R. Carpenter, Director

March 14, 2005	/s/ J. Dix Druce J. Dix Druce, Director

March 14, 2005	/s/ Douglas S. Luke Douglas S. Luke, Director

March 14, 2005	/s/ John C. Schweitzer John C. Schweitzer, Director

March 14, 2005	/s/ Thomas G. Wattles Thomas G. Wattles, Director

March 14, 2005	/s/ Terry N. Worrell Terry N. Worrell, Director

Regency Centers Corporation

All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regency Centers Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Jacksonville, Florida

March 14, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Regency Centers Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Regency Centers Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Regency Centers Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and related Financial Statements Schedule and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and related Financial Statements Schedule.

/s/    KPMG LLP

Jacksonville, Florida

March 14, 2005

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003
Assets
Real estate investments at cost (notes 2, 4 and 11):
Land	$806,207	738,101
Buildings and improvements	1,915,655	1,914,075

	2,721,862	2,652,176
Less: accumulated depreciation	338,609	285,665

	2,383,253	2,366,511
Properties in development	426,216	369,474
Operating properties held for sale	4,916	4,200
Investments in real estate partnerships (note 4)	179,677	140,496

Net real estate investments	2,994,062	2,880,681

Cash and cash equivalents	95,320	29,869
Notes receivable	25,646	70,782
Tenant receivables, net of allowance for uncollectible accounts of $3,393 and $3,353 at December 31, 2004 and 2003, respectively	60,911	57,041
Deferred costs, less accumulated amortization of $25,735 and $29,493 at December 31, 2004 and 2003, respectively	41,002	35,804
Acquired lease intangible assets, net (note 5)	14,172	10,205
Other assets	12,711	13,847

	$3,243,824	3,098,229

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable (note 6)	$1,293,090	1,257,777
Unsecured line of credit (note 6)	200,000	195,000
Accounts payable and other liabilities	102,443	94,280
Acquired lease intangible liabilities, net (note 5)	5,161	6,115
Tenants’ security and escrow deposits	10,049	9,358

Total liabilities	1,610,743	1,562,530

Preferred units (note 8)	101,762	223,526
Exchangeable operating partnership units	30,775	26,544
Limited partners’ interest in consolidated partnerships	1,827	4,651

Total minority interest	134,364	254,721

Stockholders’ equity (notes 7, 8, 9 and 10):
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 800,000 and 300,000 shares issued and outstanding at December 31, 2004 and 2003, respectively, liquidation preference $250 per share	200,000	75,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 67,970,538 and 64,956,077 shares issued at December 31, 2004 and 2003, respectively	680	650
Treasury stock at cost, 5,161,559 and 5,048,120 shares held at December 31, 2004 and 2003, respectively	(111,414)	(111,414)
Additional paid in capital	1,494,312	1,394,361
Accumulated other comprehensive (loss) income	(5,291)	175
Distributions in excess of net income	(79,570)	(77,794)

Total stockholders’ equity	1,498,717	1,280,978

Commitments and contingencies (notes 11 and 12)
	$3,243,824	3,098,229

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	2004	2003	2002
Revenues:
Minimum rent (note 11)	$286,081	264,721	252,273
Percentage rent	4,083	4,534	5,170
Recoveries from tenants	80,927	76,250	71,985
Management fees and commissions	10,663	6,419	4,617
Equity in income of investments in real estate partnerships	10,194	11,276	5,765

Total revenues	391,948	363,200	339,810

Operating expenses:
Depreciation and amortization	81,125	71,926	65,257
Operating and maintenance	53,863	50,746	47,339
General and administrative	30,282	24,229	22,757
Real estate taxes	40,403	37,474	35,562
Other expenses	8,043	4,993	(1,802)

Total operating expenses	213,716	189,368	169,113

Other expense (income)
Interest expense, net of interest income of $3,128, $2,357, and $2,333 in 2004, 2003 and 2002, respectively	81,196	83,553	84,472
Gain on sale of operating properties and properties in development	(39,387)	(48,717)	(20,905)
Provision for loss on operating properties	810	—	950
Other income	—	—	(2,383)

Total other expense (income)	42,619	34,836	62,134

Income before minority interests	135,613	138,996	108,563

Minority interest of preferred units	(19,829)	(29,826)	(33,475)
Minority interest of exchangeable operating partnership units	(2,156)	(2,484)	(1,840)
Minority interest of limited partners	(319)	(501)	(492)

Income from continuing operations	113,309	106,185	72,756

Discontinued operations, net:
Operating income from discontinued operations	4,142	8,615	21,677
Gain on sale of operating properties and properties in development	18,876	15,989	16,091

Income from discontinued operations	23,018	24,604	37,768

Net income	136,327	130,789	110,524

Preferred stock dividends	(8,633)	(4,175)	(2,858)

Net income for common stockholders	$127,694	126,614	107,666

Income per common share - basic (note 9):
Continuing operations	$1.71	1.72	1.20
Discontinued operations	0.37	0.41	0.65

Net income for common stockholders per share	$2.08	2.13	1.85

Income per common share - diluted (note 9):
Continuing operations	$1.71	1.71	1.20
Discontinued operations	0.37	0.41	0.64

Net income for common stockholders per share	$2.08	2.12	1.84

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2004, 2003 and 2002

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2001	$34,696	610	(67,346)	1,327,579	—	(68,226)	(8,262)	1,219,051
Common stock issued as compensation and stock options exercised, net	—	16	(43)	14,232	—	—	—	14,205
Tax benefit for issuance of stock options	—	—	—	1,202	—	—	—	1,202
Common stock redeemed under stock loans	—	(2)	(7,585)	(419)	—	—	8,262	256
Common stock issued for partnership units exchanged	—	1	—	1,287	—	—	—	1,288
Common stock issued for preferred stock exchanged	(24,190)	10	—	24,180	—	—	—	—
Reallocation of minority interest	—	—	—	(253)	—	—	—	(253)
Repurchase of common stock	—	—	(2,725)	—	—	—	—	(2,725)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(2,858)	—	(2,858)
Common stock ($2.04 per share)	—	—	—	—	—	(118,970)	—	(118,970)
Net income	—	—	—	—	—	110,524	—	110,524

Balance at December 31, 2002	$10,506	635	(77,699)	1,367,808	—	(79,530)	—	1,221,720
Comprehensive Income (note 7):
Net income	—	—	—	—	—	130,789	—	130,789
Change in fair value of derivative instruments	—	—	—	—	175	—	—	175

Total comprehensive income	—	—	—	—	—	—	—	130,964
Common stock issued as compensation and stock options exercised, net	—	9	(429)	8,362	—	—	—	7,942
Tax benefit for issuance of stock options	—	—	—	1,682	—	—	—	1,682
Treasury stock issued for common stock offering	—	—	117,216	6,279	—	—	—	123,495
Common stock issued for partnership units exchanged	—	1	—	3,615	—	—	—	3,616
Common stock issued for Series 2 preferred stock exchanged (note 8)	(10,506)	5	—	10,501	—	—	—	—
Series 3 preferred stock issued (note 8)	75,000	—	—	(2,705)	—	—	—	72,295
Reallocation of minority interest	—	—	—	(1,181)	—	—	—	(1,181)
Repurchase of common stock (note 8)	—	—	(150,502)	—	—	—	—	(150,502)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(4,175)	—	(4,175)
Common stock ($2.08 per share)	—	—	—	—	—	(124,878)	—	(124,878)

Balance at December 31, 2003	$75,000	650	(111,414)	1,394,361	175	(77,794)	—	1,280,978
Comprehensive Income (note 7):
Net income	—	—	—	—	—	136,327	—	136,327
Loss on settlement of derivative instruments	—	—	—	—	(5,895)	—	—	(5,895)
Amortization of loss on derivative instruments	—	—	—	—	429	—	—	429

Total comprehensive income	—	—	—	—	—	—	—	130,861
Common stock issued as compensation and stock options exercised, net	—	12	—	18,633	—	—	—	18,645
Tax benefit for issuance of stock options	—	—	—	4,376	—	—	—	4,376
Common stock issued for partnership units exchanged	—	3	—	7,151	—	—	—	7,154
Common stock issued in stock offering, net of costs (note 8)	—	15	—	67,395	—	—	—	67,410
Series 4 preferred stock issued (note 8)	125,000	—	—	(4,288)	—	—	—	120,712
Reallocation of minority interest	—	—	—	6,684	—	—	—	6,684
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8,633)	—	(8,633)
Common stock ($2.12 per share)	—	—	—	—	—	(129,470)	—	(129,470)

Balance at December 31, 2004	$200,000	680	(111,414)	1,494,312	(5,291)	(79,570)	—	1,498,717

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$136,327	130,789	110,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,936	75,023	74,417
Deferred loan cost and debt premium amortization	1,739	1,099	1,636
Stock based compensation	14,432	11,327	9,517
Minority interest of preferred units	19,829	29,826	33,475
Minority interest of exchangeable operating partnership units	2,579	3,044	2,797
Minority interest of limited partners	319	501	492
Equity in income of investments in real estate partnerships	(10,194)	(11,276)	(5,765)
Net gain on sale of properties	(60,539)	(65,877)	(40,083)
Provision for loss on operating properties	810	1,969	4,369
Other income	—	—	(2,384)
Distributions from operations of investments in real estate partnerships	13,342	8,341	5,522
Hedge settlement	(5,720)	—	—
Changes in assets and liabilities:
Tenant receivables	(5,849)	(6,590)	(863)
Deferred leasing costs	(6,199)	(11,021)	(12,917)
Other assets	1,449	1,245	(10,885)
Accounts payable and other liabilities	(574)	11,735	(15,795)
Tenants’ security and escrow deposits	214	510	699

Net cash provided by operating activities	183,901	180,645	154,756

Cash flows from investing activities:
Acquisition of real estate	(60,358)	(86,780)	(57,056)
Development of real estate	(340,217)	(328,920)	(245,011)
Proceeds from sale of real estate investments	317,178	237,033	427,808
Repayment of notes receivable, net	64,009	117,643	37,363
Investments in real estate partnerships	(66,299)	(14,881)	(46,019)
Distributions received from investments in real estate partnerships	47,369	26,902	11,784

Net cash (used in) provided by investing activities	(38,318)	(49,003)	128,869

Cash flows from financing activities:
Net proceeds from common stock issuance	81,662	127,428	9,932
Repurchase of common stock	—	(150,502)	(2,725)
Redemption of preferred units	(125,000)	(155,750)	—
Redemption of exchangeable operating partnership units	(20,402)	(1,794)	(83)
Contributions (distributions) from limited partners in consolidated partnerships	373	(10,676)	(384)
Distributions to exchangeable operating partnership unit holders	(2,509)	(2,900)	(3,157)
Distributions to preferred unit holders	(16,593)	(25,954)	(33,475)
Dividends paid to common stockholders	(129,470)	(124,878)	(118,970)
Dividends paid to preferred stockholders	(8,633)	(4,175)	(2,858)
Net proceeds from issuance of preferred stock	120,712	72,295	—
Repayment of fixed rate unsecured notes	(200,000)	—	—
Proceeds from issuance of fixed rate unsecured notes, net	148,646	—	249,625
Proceeds (repayment) of unsecured line of credit, net	5,000	115,000	(294,000)
Proceeds from notes payable	84,223	30,822	7,082
Repayment of notes payable, net	(8,176)	(22,840)	(58,306)
Scheduled principal payments	(5,711)	(4,099)	(5,630)
Deferred loan costs	(4,254)	(197)	(2,082)

Net cash used in financing activities	(80,132)	(158,220)	(255,031)

Net increase (decrease) in cash and cash equivalents	65,451	(26,578)	28,594

Cash and cash equivalents at beginning of the year	29,869	56,447	27,853

Cash and cash equivalents at end of the year	$95,320	29,869	56,447

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $11,228, $13,106 and $13,753 in 2004, 2003 and 2002, respectively)	$85,416	84,531	78,450

Supplemental disclosure of non-cash transactions:

Mortgage debt assumed by purchaser on sale of real estate	$44,684	13,557	4,570

Common stock issued for partnership units exchanged	$7,154	3,616	1,288

Mortgage loans assumed for the acquisition of real estate	$61,717	15,342	46,747

Real estate contributed as investments in real estate partnerships	$31,312	24,100	29,486

Exchangeable operating partnership units issued for the acquisition of real estate	$38,400	—	—

Notes receivable taken in connection with sales of operating properties, properties in development and out-parcels	$3,255	131,794	61,489

Change in fair value of derivative instrument	$—	175	—

Common stock redeemed to pay off stock loans	$—	—	6,089

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Regency Centers Corporation and partnerships in which it has a majority ownership or controlling interest (the “Company” or “Regency”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company owns approximately 98% of the outstanding common units (“Units”) of Regency Centers, L.P. (“RCLP”). Regency invests in real estate through its partnership interest in RCLP. Generally all of the acquisition, development, operating and financing activities of Regency, including the issuance of Units and preferred units, are executed by RCLP. The equity interests of third parties held in RCLP or its majority owned partnerships are included in the consolidated financial statements as preferred units, exchangeable operating partnership units or limited partners’ interest in consolidated partnerships. The Company is a qualified real estate investment trust (“REIT”), which began operations in 1993.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables.

Substantially all of the lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent or percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

The Company has been engaged by joint ventures to provide asset and property management services for their shopping centers. The fees are market based and generally calculated as a percentage of either revenues earned or the estimated values of the properties and are recognized as services are provided.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(c)	Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheet. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, direct employee costs, and other costs incurred during the period of development.

The Company incurs costs prior to land acquisition including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-acquisition development costs are included in properties in development. If the Company determines that the development of a shopping center is no longer probable, any pre-development costs previously incurred are immediately expensed. At December 31, 2004 and 2003, the Company had capitalized pre-development costs of $10.5 million and $8.8 million, respectively.

The Company’s method of capitalizing interest is based upon applying its weighted average borrowing rate to that portion of the actual development costs expended. The Company ceases cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements. In no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense.

Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

The Company allocates the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the estimated weighted-average remaining lease lives.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(c)	Real Estate Investments (continued)

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to base rental revenue over the remaining terms of the respective leases, including renewal options.

The Company allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the acquired property provide no incremental value over the Company’s existing relationships.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Company operates, tenant credit quality and demand for new retail stores. In the event a property is permanently impaired, the Company will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During 2004, 2003 and 2002 the Company recorded a provision for loss of approximately $810,000, $2.0 million and $4.4 million, based upon the criteria described above. The provision for loss on properties subsequently sold to third parties is included as part of discontinued operations.

The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development that were sold and for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Company has continuing involvement are included in income from continuing operations.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(d)	Income Taxes

The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements (except as required for the Company’s Taxable REIT Subsidiary as discussed below).

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

The net book basis of real estate assets exceeds the tax basis by approximately $103.9 million and $113.2 million at December 31, 2004 and 2003, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of dividends paid during the respective years:

	2004	2003	2002
Dividend per share	$2.12	2.08	2.04
Ordinary income	82.00%	74.04%	71.00%
Capital gain	6.00%	.49%	1.00%
Return of capital	3.00%	12.84%	22.00%
Unrecaptured Section 1250 gain	9.00%	7.16%	4.00%
Qualified 5-year gain	—	—	2.00%
Post-May 5 gain	—	5.47%	—

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2004, 2003 and 2002 which is included in either other expenses or discontinued operations (in thousands):

	2004	2003	2002
Income tax expense (benefit)
Current	$10,730	4,179	4,054
Deferred	(1,978)	(1,230)	(4,445)

Total income tax expense (benefit)	$8,752	2,949	(391)

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(d)	Income Taxes (continued)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Computed expected tax expense (benefit)	$5,759	3,539	(84)
Increase in income taxes resulting from state taxes	913	308	(41)
All other items	2,080	(898)	(266)

Total income tax expense (benefit)	$8,752	2,949	(391)

RRG had net deferred tax assets of $8.9 million and $6.9 million at December 31, 2004 and 2003, respectively. The majority of the deferred tax assets relate to deferred interest expense and tax costs capitalized on projects under development. No valuation allowance was provided and the Company believes it is more likely than not that the future benefits associated with these deferred assets will be realized.

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $30.8 million and $28.0 million at December 31, 2004 and 2003, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.2 million and $7.8 million at December 31, 2004 and 2003, respectively.

(f)	Earnings per Share and Treasury Stock

Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share also includes common share equivalents for stock options and exchangeable operating partnership units. See note 9 for the calculation of earnings per share (“EPS”).

Repurchases of the Company’s common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders’ equity. Outstanding shares do not include treasury shares.

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships and cash received from the sales of development properties are included in cash flows from operations in the consolidated statements of cash flows.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(h)	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i)	Stock-Based Compensation

The Company follows the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Company currently follows the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), for stock-based compensation and furnishes the pro-forma disclosures as required under Statement 148.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005.

Statement 123(R) permits companies to adopt its requirements using one of two methods:

1. The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted Statement 123R using the modified prospective method on January 1, 2005.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(i)	Stock-Based Compensation (continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on its results of operations in 2005. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per share described below.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2004, there were approximately 4.3 million shares available for grant under the Plan either through options or restricted stock of which 2.0 million shares are limited to common stock awards other than stock options. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and may have certain dividend equivalent and stock option “reload” rights. The “reload” rights allow for an option holder to receive new options each time existing options are exercised if the existing options are exercised under specific criteria provided for in the Plan. In January 2005, the Company offered to acquire the “reload” rights of existing stock options from the option holders by issuing them additional stock options that will vest 25% per year and be expensed over a four-year period beginning in 2005 in accordance with Statement 123(R). As a result of the offer, on January 18, 2005, the Company granted 771,645 options with an exercise price of $51.36, the fair value on the date of grant, and substantially all of the “reload” rights on existing stock options were cancelled.

Restricted stock granted under the Plan generally vests over a period of four years, although certain grants cliff-vest after eight years, but contain provisions that allow for accelerated vesting over a shorter term if certain performance criteria are met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Company considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis. In general, such criteria have been met, thus expense is recognized at a rate commensurate with the actual vesting period. Restricted stock grants also have certain dividend rights under the Plan, which are expensed in a manner similar to the underlying stock.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(i)	Stock-Based Compensation (continued)

The following table represents restricted stock granted in January 2005, 2004 and 2003, respectively, for each of the following performance years:

	2004	2003	2002
Fair value of stock at date of grant	$51.36	39.97	31.27

4-year vesting grant	246,375	219,787	232,758
8-year vesting grant	—	64,649	103,592

Total stock grants	246,375	284,436	336,350

The 4-year stock grants vest at the rate of 25% per year and the 8-year stock grants cliff-vest after eight years, but have the ability for accelerated vesting under the terms described above. Based upon restricted stock vesting in 2004, 2003 and 2002, the Company recorded compensation expense of $11.8 million, $7.5 million and $5.6 million, respectively, including the dividends vesting on restricted stock. During 2004, 2003 and 2002, the Company recorded compensation expense for dividend equivalents related to stock options of $2.2 million, $3.5 million and $3.2 million respectively, related to unexercised stock options. The Company also incurs stock based compensation related to fees paid to it Board of Directors, and non-exempt employee anniversaries.

The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

	2004	2003	2002
Per share weighted average fair value of stock options	$4.75	2.23	1.94
Expected dividend yield	4.0%	5.5%	6.8%
Risk-free interest rate	2.9%	2.2%	2.0%
Expected volatility	19.0%	16.0%	19.1%
Expected life in years	2.1	2.4	2.5

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(i)	Stock-Based Compensation (continued)

The Company applies Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income for common stockholders would have been reduced to the pro-forma amounts indicated below (in thousands except per share data):

	2004	2003	2002
Net income for common stockholders as reported:	$127,694	126,614	107,666
Add: stock-based employee compensation expense included in reported net income	14,425	11,327	9,517
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	21,067	15,455	13,470

Pro-forma net income	$121,052	122,486	103,713

Earnings per share:
Basic – as reported	$2.08	2.13	1.85

Basic – pro-forma	$1.98	2.06	1.78

Diluted – as reported	$2.08	2.12	1.84

Diluted – pro-forma	$1.97	2.05	1.77

(j)	Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46”) (revised December 2003 (“FIN 46R”)), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R was applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures and determined that they are not party to any significant variable interest entities.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(k)	Segment Reporting

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Company’s revenue and net income are generated from the operation of its investment portfolio. The Company also earns incidental fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149 (“Statement 133”) on January 1, 2001. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps or rate locks.

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. Historically all of the Company’s derivative instruments qualify for hedge accounting.

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

December 31, 2004

(m)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated statements of operations for the year ended December 31, 2004.

At December 31, 2004, the Company held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $5.1 million at December 31, 2004 as compared to their carrying value of $851,088. The Company has no other financial instruments that are affected by Statement 150.

(n)	Reclassifications

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to classifications adopted in 2004.

2.	Real Estate Investments

During 2004, the Company acquired five operating properties from third parties for $164.4 million. The purchase price included the assumption of $61.7 million in debt, the issuance of 920,562 exchangeable operating partnership units valued at $38.4 million, and cash. During 2003, the Company acquired four operating properties from third parties for $75.4 million. The Company also acquired a redevelopment property for $26.4 million. In accordance with Statement 141, acquired lease intangible assets of $6.3 million and $7.9 million for in-place leases were recorded for the acquisitions in 2004 and 2003, respectively. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition, and neither was considered significant to the Company’s operations in the current or preceding periods.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

3.	Discontinued Operations

During 2004, the Company sold 100% of its interest in 17 properties for net proceeds of $130.5 million. The combined operating income from these properties and from properties held for sale including related gains are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2004, 2003 and 2002, as well as operating properties held for sale, were $9.9 million, $23.1 million and $48.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The operating income from these properties was $4.1 million, $8.6 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating income and gains on sales included in discontinued operations are shown net of minority interest of exchangeable operating partnership units totaling $422,937 $560,030 and $956,491 for the years ended December 31, 2004, 2003 and 2002, respectively.

4.	Investments in Real Estate Partnerships

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company’s combined investment in these partnerships was $179.7 million and $140.5 million at December 31, 2004 and 2003, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the depreciable lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. Investments in real estate partnerships are primarily comprised of joint ventures where Regency invests with three co-investment partners, as further described below. In addition to earning its pro-rata share of net income in each of the partnerships, these co-investment partners pay the Company fees for asset management, property management, and acquisition and disposition services. During 2004, 2003 and 2002, the Company received fees from these joint ventures of $9.3 million, $5.6 million, and $3.5 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which it has ownership interests of 20% or 30%. As of December 31, 2004, Columbia owned 18 shopping centers, had total assets of $496.9 million, and net income of $23.8 million. The Company’s share of Columbia’s total assets and net income was $111.5 million and $4.1 million, respectively. During 2004, Columbia acquired eight shopping centers from unrelated parties for a purchase price of $250.8 million. The Company contributed $31.9 million for its proportionate share of the purchase price. Columbia sold three shopping centers during 2004 for $74.0 million to unrelated parties with a gain of $10.0 million. During 2003, Columbia acquired two shopping centers for $39.1 million from unrelated parties and sold one shopping center to an unrelated party for $46.2 million with a gain of $9.3 million. There were no properties sold by Columbia during 2002.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

4.	Investments in Real Estate Partnerships (continued)

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”), in two joint ventures (collectively, “MCWR”) in which it has an ownership interest of 25%. As of December 31, 2004, MCWR owned 51 shopping centers, had total assets of $734.6 million, and net income of $12.1 million. Regency’s share of MCWR’s total assets and net income was $183.6 million and $3.5 million, respectively. During 2004, MCWR acquired 23 shopping centers from unrelated parties for a purchase price of $274.5 million. The Company contributed $34.8 million for its proportionate share of the purchase price. In addition, MCWR acquired three properties from the Company valued at $69.7 million, for which it received cash of $63.7 million. MCWR sold one shopping center during 2004 to an unrelated party for $12.8 million with a gain of $190,559.

During 2003, MCWR acquired 12 shopping centers from the Company valued at $232.9 million, for which it received cash of $79.4 million, and short-term notes receivable of $95.3 million. MCWR repaid the notes during 2003 and 2004. During 2003, MCWR sold two shopping centers to third parties for $20.1 million. There were no properties sold by MCWR during 2002.

On February 14, 2005, Regency and MCW entered into a contract with CalPERS/First Washington to acquire 101 shopping centers operating in 17 states, located primarily in the Washington D.C./Baltimore metro area as well as northern and southern California (“FW Portfolio”). The contract purchase price is $2.74 billion. The portfolio of shopping centers will be owned in a new joint venture (“MCWR II”) between Regency and MCW in which the Company will have an ownership interest of 35%. The acquisition is expected to close during the second quarter of 2005. The Company expects to account for its investment in the venture as an unconsolidated investment in real estate partnerships. The Company has executed a bank commitment to provide the financing for its share of the purchase price discussed further in note 6.

In December 2004, the Company formed a new joint venture with the California State Teachers’ Retirement System (“RegCal”) in which it has a 25% ownership interest. As of December 31, 2004, RegCal owned four shopping centers, had total assets of $126.4 million, and net income of $70,608. Regency’s share of RegCal’s total assets and net income was $31.6 million and $17,652, at December 31, 2004, respectively. During 2004, RegCal acquired four properties from the Company valued at $124.5 million, assumed debt of $34.8 million and the Company received net proceeds of $73.9 million.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains and operations are not recorded as discontinued operations because of Regency’s continuing involvement in these shopping centers. Columbia, MCWR and RegCal intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnerships.

With the exception of Columbia, MCWR, and RegCal, all of which intend to continue expanding their investments in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing and owning retail shopping centers.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

4.	Investments in Real Estate Partnerships (continued)

On November 30, 2004, the Company sold a 50% interest in Valleydale, LLC, a single asset entity, to an affiliate of Publix Supermarkets for $12.8 million and transferred its residual 50% investment interest to unconsolidated investments in real estate partnerships.

In August 2004, Regency sold its membership interest in the Hermosa Venture 2002, LLC to the partner. In March 2004, the only two shopping centers owned by the OTR/Regency Texas Realty Holdings, L.P., an unconsolidated joint venture in which Regency had a 30% equity interest, were sold to an unrelated party for $28.3 million, resulting in a gain of $8.2 million. The Company received $17.2 million, which represents a $4.3 million distribution for the Company’s 30% equity interest and $12.9 million for the repayment of a loan. The Company recognized a $1.2 million gain included in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. The Company has no remaining investment or commitment in either of these two joint ventures.

The Company’s investments in real estate partnerships as of December 31, 2004 and 2003 consist of the following (in thousands):

	Ownership	2004	2003
Macquarie CountryWide-Regency (MCWR)	25%	$65,134	30,347
Macquarie CountryWide Direct (MCWR)	25%	8,001	8,724
Columbia Regency Retail Partners (Columbia)	20%	41,380	40,267
Cameron Village LLC (Columbia)	30%	21,612	—
Columbia Regency Partners II (Columbia)	20%	3,107	—
RegCal, LLC (RegCal)	25%	13,232	—
Other investments in real estate partnerships	27% - 50%	27,211	61,158

Investments in Real Estate Partnerships		$179,677	140,496

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	December 31, 2004	December 31, 2003
Balance Sheet:
Investment in real estate, net	$1,325,850	727,530
Acquired lease intangibles, net	74,261	45,252
Other assets	39,506	39,408

Total assets	$1,439,617	812,190

Notes payable	$665,517	322,238
Other liabilities	24,471	14,102
Partners’ equity	749,629	475,850

Total liabilities and equity	$1,439,617	812,190

Unconsolidated investments in real estate partnerships had notes payable of $665.5 million as of December 31, 2004 and the Company’s proportionate share of these loans was $168.1 million. The Company does not guarantee any debt of these partnerships and is responsible for only its pro-rata share based upon its ownership percentage.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Statements of Operations:
Total revenues	$110,939	76,157	42,073
Total expenses	82,127	50,315	25,151
Gain on sale of real estate	18,977	13,760	3,844

Net income	$47,789	39,602	20,766

5.	Acquired Lease Intangibles:

Acquired lease intangible assets are net of accumulated amortization of $2.6 million and $405,327 at December 31, 2004 and 2003, respectively. These assets have a remaining weighted average amortization period of six years. The aggregate amortization expense from acquired leases was $2.2 million, $368,231 and $37,096 for the years ended December 31, 2004, 2003 and 2002, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $1.9 million and $953,964 at December 31, 2004 and 2003, respectively and have a remaining weighted average amortization period of six years.

The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent
2005	$3,569	954
2006	3,569	954
2007	2,404	954
2008	1,070	954
2009	981	954

6.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Notes Payable:
Fixed rate mortgage loans	$275,726	217,001
Variable rate mortgage loans	68,418	41,629
Fixed rate unsecured loans	948,946	999,147

Total notes payable	1,293,090	1,257,777
Unsecured line of credit	200,000	195,000

Total	$1,493,090	1,452,777

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

6.	Notes Payable and Unsecured Line of Credit (continued)

On April 1, 2004, RCLP completed the sale of $150 million of ten-year senior unsecured notes. The 4.95% notes are due April 15, 2014 and were priced at 99.747% to yield 4.982%. The proceeds of the offering were used to partially repay the $200 million of 7.4% notes maturing on April 1, 2004 and the remaining balance due was funded from the unsecured line of credit. As a result of two forward-starting interest rate swaps totaling $144.2 million initiated in 2003 in anticipation of this transaction, the effective interest rate is 5.47%. On March 31, 2004, the interest rate swaps were settled for $5.7 million, which is recorded in OCI and will be amortized over the ten-year term of the notes to interest expense. The swaps qualified for hedge accounting under Statement 133; therefore, the change in fair value and its settlement was recorded in OCI.

On March 26, 2004, the Company closed on the amended and restated unsecured revolving line of credit (the “Line”). Under the new agreement, the Company reduced the Line commitment from $600 million to $500 million. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus ..75% which is a reduction of 10 basis points from the prior agreement. At December 31, 2004, the balance on the Line was $200 million. Interest rates paid on the Line, which are based on LIBOR plus .75%, were 3.1875% at December 31, 2004 and LIBOR plus .85% or 1.975% at December 31, 2003. The spread paid on the Line is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working-capital purposes.

On February 15, 2005, the Company executed a commitment letter related to the Line which will temporarily modify certain Line covenants related to borrowing capacity and leverage, and will also add a temporary bridge loan for $275 million (“Bridge Commitment”). The temporary modifications will expire and the Bridge Commitment will mature nine months after the closing of the FW Portfolio into MCWR II. The Bridge Commitment combined with existing borrowing capacity under the Line will provide sufficient cash for Regency’s equity investment into MCWR II. These borrowings will raise the Company’s debt to assets leverage ratio above current levels, which could exceed currently allowable Line covenants. The temporary modification to the leverage covenant is intended to keep Regency from defaulting on the Line during the term that the Bridge Commitment is outstanding. The Company intends to payoff the Bridge Commitment within the nine month term through a combination of issuing equity and selling shopping centers under our capital recycling program.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

6.	Notes Payable and Unsecured Line of Credit (continued)

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

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.6 billion.

As of December 31, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2005	$4,042	176,175	180,217
2006	3,775	21,083	24,858
2007 (includes the Line)	3,542	262,255	265,797
2008	3,388	19,617	23,005
2009	3,458	53,089	56,547
Beyond 5 Years	17,795	921,338	939,133
Unamortized debt premiums	—	3,533	3,533

Total	$36,000	1,457,090	1,493,090

7.	Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

During 2003, the Company entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million. The Company designated the $144.2 million swaps as cash flow hedges to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled the swaps with a payment to the counter-party for $5.7 million. The swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in OCI. The unamortized balance of OCI is being amortized over the ten year term of the loan hedged as additional interest expense.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

8.	Stockholders’ Equity and Minority Interest

(a)	Preferred Stock

On August 31, 2004, the Company received proceeds from a $125 million offering of 5 million depositary shares representing 500,000 shares of Series 4 Cumulative Redeemable Preferred Stock. The depositary shares are perpetual preferred stock, not convertible into common stock of the Company, are redeemable at par upon Regency’s election on or after August 31, 2009, pay a 7.25% annual dividend, and have a liquidation value of $25 per depositary share. The proceeds from this offering were used to redeem $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units.

On April 3, 2003, the Company received proceeds from a $75 million offering of 3 million, depositary shares representing 300,000 shares of Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are perpetual preferred stock, are not convertible into common stock of the Company, are redeemable at par upon Regency’s election on or after April 3, 2008, pay a 7.45% annual dividend, and have a liquidation value of $25 per depositary share.

The terms of the Series 3 and Series 4 Preferred Stock do not contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.

During 2003, the holder of the Series 2 preferred stock converted all of its remaining 450,400 preferred shares into common stock at a conversion ratio of 1:1.

(b)	Common Stock

On August 24, 2004, the Company sold 1.5 million shares of common stock in an underwritten public offering and the net proceeds of approximately $67 million were used to reduce the balance of the Line.

On August 18, 2003, the Company issued 3.6 million shares of common stock at $35.96 per share in an underwritten public offering. The net proceeds of $123.5 million were used to redeem the $80 million Series A Preferred Units and the remainder was used to reduce the balance of the Line.

Prior to June 24, 2003, Security Capital Group Inc. owned 34,273,236 shares, representing 56.6% of Regency’s outstanding common stock. On June 24, 2003 Security Capital (1) sold Regency common stock through (a) an underwritten public offering and (b) the sale of 4,606,880 shares to Regency at the public offering price of $32.56 per share and (2) agreed to sell the balance of its Regency shares pursuant to forward sales contracts with underwriters. Security Capital settled all of the forward sales contracts in September and December 2003, and as a result, Security Capital no longer owns any Regency shares. Security Capital terminated its Stockholders Agreement with Regency on June 24, 2003 and is now subject to the same 7% ownership limit in Regency’s articles of incorporation that applies to other shareholders.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

(c)	Preferred Units

The Company, through RCLP, has issued Cumulative Redeemable Preferred Units (“Preferred Units”) in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At December 31, 2004 and 2003, the face value of total Preferred Units issued was $104 million and $229 million with an average fixed distribution rate of 8.13% and 8.88%, respectively.

On November 11, 2004, the Company renegotiated the distribution rate on the $50 million Series D Preferred Units from 9.125% to 7.45%. On September 3, 2004, the Company redeemed $85 million of Series B 8.75% Preferred Units and $40 million of Series C 9.0% Preferred Units from proceeds of the Series 4 Preferred stock offering described above. At the time of the redemptions, $3.2 million of previously deferred costs related to the original preferred units’ issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units.

During 2003, the Company redeemed $80 million of Series A 8.125% Preferred Units, which was funded from proceeds from the stock offering completed on August 18, 2003 and described above. At the time of the redemption, $1.2 million of costs related to the preferred units were recognized in the consolidated statements of operations as a component of minority interest of preferred units. Also during 2003, the Company redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Company paid a 1% premium on the face value of the redeemed units totaling $750,000. At the time of redemption, the premium and $1.9 million of previously deferred costs related to their original issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. The redemption of the Series C and E units was funded from proceeds from the Line.

Terms and conditions of the Preferred Units outstanding as of December 31, 2004 are summarized as follows:

Series	Units Outstanding	Issue Price	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
Series D	500,000	$100.00	$50,000,000	7.450%	09/29/09	01/01/14
Series E	300,000	$100.00	30,000,000	8.750%	05/25/05	05/25/10
Series F	240,000	$100.00	24,000,000	8.750%	09/08/05	09/08/10

	1,040,000		$104,000,000

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

9.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three years ended December 31, 2004, 2003 and 2002, respectively (in thousands except per share data):

	2004	2003	2002
Numerator:
Income from continuing operations	$113,309	106,185	72,756
Discontinued operations	23,018	24,604	37,768

Net income	136,327	130,789	110,524
Less: Preferred stock dividends	8,633	4,175	2,858

Net income for common stockholders – basic	127,694	126,614	107,666
Add: Convertible Preferred stock dividends	—	—	582
Add: Minority interest of exchangeable operating partnership units – continuing operations	—	2,484	1,840
Add: Minority interest of exchangeable operating partnership units – discontinued operations	—	560	957

Net income for common stockholders – diluted	$127,694	129,658	111,045

Denominator:
Weighted average common shares outstanding for basic EPS	61,264	59,411	58,193
Exchangeable operating partnership units	—	1,436	1,523
Incremental shares to be issued under common stock options using the Treasury method	217	395	378
Convertible series 2 preferred stock	—	—	344

Weighted average common shares outstanding for diluted EPS	61,481	61,242	60,438

Income per common share – basic
Income from continuing operations	$1.71	1.72	1.20
Discontinued operations	0.37	0.41	0.65

Net income for common stockholders per share	$2.08	2.13	1.85

Income per common share – diluted
Income from continuing operations	$1.71	1.71	1.20
Discontinued operations	0.37	0.41	0.64

Net income for common stockholders per share	$2.08	2.12	1.84

In 2004, the exchangeable operating partnership units were anti-dilutive to EPS, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

10.	Stock Option Plan

Under the Plan, the Company may grant stock options to its officers, directors and other key employees. Options are granted at fair market value on the date of grant, vest 25% per year, and expire after ten years. Stock option grants also receive dividend equivalents for a specified period of time equal to the Company’s dividend yield less the average dividend yield of the S&P 500 as of the grant date. Dividend equivalents are funded in Regency common stock, and vest at the same rate as the options upon which they are based.

The following table reports stock option activity during the periods indicated:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001	3,682,962	$23.94

Granted	1,710,093	30.19
Forfeited	(177,819)	24.07
Exercised	(2,117,376)	23.68

Outstanding, December 31, 2002	3,097,860	27.47

Granted	1,622,143	34.97
Forfeited	(7,789)	22.95
Exercised	(2,215,924)	27.73

Outstanding, December 31, 2003	2,496,290	32.13

Granted	1,904,373	45.89
Forfeited	(6,493)	28.63
Exercised	(2,719,007)	34.27

Outstanding, December 31, 2004	1,675,163	$44.32

The following table presents information regarding all options outstanding at December 31, 2004:

Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Range of Exercise Prices	Weighted Average Exercise Price
101,984	5.86	$19.81 – 29.45	$25.05
603,650	4.58	29.90 – 44.40	39.53
969,529	4.18	44.94 – 54.52	49.32

1,675,163	4.43	$19.81 – 54.52	$44.32

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

10.	Stock Option Plan (continued)

The following table presents information regarding options currently exercisable at December 31, 2004:

Number of Options Exercisable	Range of Exercise Prices	Weighted Average Exercise Price
57,882	$19.81 – 29.45	$24.30
588,650	29.90 – 44.40	39.78
969,529	44.94 – 54.52	49.32

1,616,061	$19.81 – 54.52	$44.95

11.	Operating Leases

The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2031. Future minimum rents under noncancelable operating leases as of December 31, 2004, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants’ sales volume are as follows (in thousands):

Year Ending December 31,	Amount
2005	$283,876
2006	266,018
2007	232,843
2008	198,000
2009	159,719
Thereafter	1,041,260

Total	$2,181,716

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented 10% or more of the Company’s combined minimum rent.

The Company has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to Regency to construct and/or operate a shopping center. In addition, the Company has non-cancelable operating leases pertaining to office space where it conducts its business. The following table summarizes the obligations under non-cancelable operating leases as of December 31, 2004 (in thousands):

Year Ending December 31,	Amount
2005	$2,944
2006	2,791
2007	1,814
2008	1,339
2009	998

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

12.	Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.	Market and Dividend Information (Unaudited)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. The Company currently has approximately 18,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company’s common stock by quarter for 2004 and 2003:

	2004			2003
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$46.73	38.90	.53	33.53	30.40	.52
June 30	47.35	34.52	.53	35.72	32.41	.52
September 30	47.70	41.98	.53	36.95	34.09	.52
December 31	55.40	46.03	.53	40.43	35.56	.52

Regency Centers Corporation

Notes to Consolidated Financial Statements

December 31, 2004

14.	Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2004 and 2003 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Revenues as originally reported	$95,810	95,935	98,991	107,024
Reclassified to discontinued operations	(2,784)	(2,569)	(459)	—

Adjusted revenues	$93,026	93,366	98,532	107,024

Net income for common stockholders	$21,420	25,059	35,569	45,646

Net income per share:
Basic	$.36	.41	.58	.73

Diluted	$.35	.41	.58	.73

2003:
Revenues as originally reported	$95,119	94,041	94,847	99,226
Reclassified to discontinued operations	(6,365)	(5,296)	(4,770)	(3,602)

Adjusted revenues	$88,754	88,745	90,077	95,624

Net income for common stockholders	$17,924	25,632	29,769	53,289

Net income per share:
Basic	$.30	.43	.52	.89

Diluted	$.30	.42	.51	.89

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2004

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
ALDEN BRIDGE	12,937	10,146	1,902	13,810	11,175	—	24,985	1,311	23,674	10,105
ANTHEM MARKETPLACE	6,846	13,563	(111)	6,846	13,452	—	20,298	596	19,702	14,870
ASHBURN FARM MARKET CENTER	9,869	4,747	(11)	9,835	4,770	—	14,605	791	13,814	—
ASHFORD PLACE	2,804	9,944	(399)	2,584	9,765	—	12,349	2,577	9,772	3,883
AVENTURA SHOPPING CENTER	2,751	9,318	961	2,751	10,279	—	13,030	5,262	7,768	—
BECKETT COMMONS	1,625	5,845	4,839	1,625	10,684	—	12,309	1,486	10,823	—
BELLEVIEW SQUARE	8,132	8,610	8	8,132	8,618	—	16,750	192	16,558	9,894
BENEVA VILLAGE SHOPS	2,484	8,851	887	2,484	9,738	—	12,222	1,596	10,626	—
BERKSHIRE COMMONS	2,295	8,151	281	2,295	8,432	—	10,727	2,529	8,198	—
BETHANY PARK PLACE	4,605	5,792	(230)	4,290	5,877	—	10,167	1,864	8,303	—
BLOOMINGDALE	3,862	14,101	615	3,862	14,716	—	18,578	2,746	15,832	—
BLOSSOM VALLEY	7,804	10,321	419	7,804	10,740	—	18,544	1,623	16,921	—
BOLTON PLAZA	2,660	6,209	1,821	2,635	8,055	—	10,690	2,448	8,242	—
BOULEVARD CENTER	3,659	9,658	661	3,659	10,319	—	13,978	1,607	12,371	—
BOYNTON LAKES PLAZA	2,783	10,043	1,376	2,783	11,419	—	14,202	2,089	12,113	—
BRIARCLIFF LA VISTA	694	2,463	775	694	3,238	—	3,932	1,166	2,766	—
BRIARCLIFF VILLAGE	4,597	16,304	8,125	4,597	24,429	—	29,026	6,185	22,841	12,069
BUCKHEAD COURT	1,738	6,163	1,778	1,628	8,051	—	9,679	2,052	7,627	—
BUCKLEY SQUARE	2,970	5,126	376	2,970	5,502	—	8,472	1,003	7,469	—
CAMBRIDGE SQUARE SHOPPING CTR	792	2,916	1,391	792	4,307	—	5,099	949	4,150	—
CARMEL COMMONS	2,466	8,903	3,538	2,466	12,441	—	14,907	2,367	12,540	—
CARRIAGE GATE	741	2,495	1,872	741	4,367	—	5,108	1,859	3,249	—
CASA LINDA PLAZA	4,515	30,809	640	4,515	31,449	—	35,964	4,780	31,184	—
CENTERPLACE OF GREELEY	378	—	—	378	—	—	378	—	378	—
CHAMPIONS FOREST	2,666	8,679	(20)	2,584	8,741	—	11,325	1,358	9,967	—
CHASEWOOD PLAZA	1,675	11,391	12,153	4,612	20,607	—	25,219	5,998	19,221	—
CHERRY GROVE	3,533	12,710	2,472	3,533	15,182	—	18,715	2,629	16,086	—
CHESHIRE STATION	10,182	8,443	(421)	9,896	8,308	—	18,204	1,528	16,676	—
COCHRAN’S CROSSING	13,154	10,066	2,194	13,154	12,260	—	25,414	1,377	24,037	—
COOPER STREET	2,079	10,682	84	2,079	10,766	—	12,845	1,605	11,240	—
COSTA VERDE	12,740	25,261	473	12,740	25,734	—	38,474	5,165	33,309	—
COURTYARD SHOPPING CENTER	1,762	4,187	(82)	5,867	—	—	5,867	—	5,867	—
CROMWELL SQUARE	1,772	6,285	507	1,772	6,792	—	8,564	1,702	6,862	—
CUMMING 400	2,375	8,421	1,277	2,375	9,698	—	12,073	2,301	9,772	—
DELK SPECTRUM	2,985	11,049	338	2,985	11,387	—	14,372	2,054	12,318	—
DIABLO PLAZA	5,300	7,536	425	5,300	7,961	—	13,261	1,317	11,944	—
DICKSON TN	675	1,568	—	675	1,568		2,243	204	2,039
DUNWOODY HALL	1,819	6,451	5,705	2,529	11,446	—	13,975	2,488	11,487	—
DUNWOODY VILLAGE	2,326	7,216	8,425	3,336	14,631	—	17,967	2,911	15,056	—
EAST POINTE	1,868	6,743	172	1,730	7,053	—	8,783	1,495	7,288	4,316
EAST PORT PLAZA	3,257	11,611	(1,718)	3,257	9,893	—	13,150	996	12,154	—
EAST TOWNE SHOPPING CENTER	2,957	4,881	—	2,957	4,881	—	7,838	274	7,564	—
EL CAMINO	7,600	10,852	544	7,600	11,396	—	18,996	1,851	17,145	—
EL CERRITO PLAZA	2,109	—	—	2,109	—	—	2,109	—	2,109	—
EL NORTE PKWY PLAZA	2,834	6,332	745	2,834	7,077	—	9,911	1,108	8,803	—
ENCINA GRANDE	5,040	10,379	612	5,040	10,991	—	16,031	1,706	14,325	—
FENTON MARKETPLACE	3,020	10,153	(350)	2,615	10,208	—	12,823	882	11,941	—
FLEMING ISLAND	3,077	6,292	4,920	3,077	11,212	—	14,289	1,608	12,681	2,668
FOLSOM PRAIRIE CITY CROSSING	3,944	11,258	1,753	4,164	12,791	—	16,955	1,079	15,876	—
FORT BEND CENTER	6,966	4,197	(308)	6,690	4,165	—	10,855	522	10,333	—

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2004

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
FRANKFORT CROSSING SHPG CTR	8,325	6,067	905	7,874	7,423	—	15,297	811	14,486	—
FRIARS MISSION	6,660	27,277	431	6,660	27,708	—	34,368	4,009	30,359	15,827
GARDEN SQUARE	2,074	7,615	608	2,136	8,161	—	10,297	1,568	8,729	—
GARNER	5,591	19,897	1,911	5,591	21,808	—	27,399	3,438	23,961	—
GATEWAY SHOPPING CENTER	51,719	4,545	73	51,765	4,572	—	56,337	153	56,184	22,615
GELSON’S WESTLAKE MARKET PLAZA	2,332	8,316	3,265	3,145	10,768	—	13,913	530	13,383	—
GILROY	18,735	31,679	—	18,735	31,679	—	50,414	788	49,626	49,000
GLENWOOD VILLAGE	1,194	4,235	709	1,194	4,944	—	6,138	1,251	4,887	—
GRANDE OAK	5,569	5,900	(609)	4,976	5,884		10,860	720	10,140
KROGER NEW ALBANY CENTER	2,770	6,379	1,231	3,844	6,536	—	10,380	1,431	8,949	7,479
HANCOCK	8,232	24,249	3,186	8,232	27,435	—	35,667	4,305	31,362	—
HARPETH VILLAGE FIELDSTONE	2,284	5,559	3,747	2,284	9,306	—	11,590	1,616	9,974	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	23,676	1,736	—	25,412	—	25,412	4,049	21,363	—
HERSHEY	7	807	1	7	808	—	815	83	732	—
HILLCREST VILLAGE	1,600	1,798	78	1,600	1,876	—	3,476	278	3,198	—
HILLTOP VILLAGE	3,867	5,036	—	3,867	5,036	—	8,903	398	8,505	—
HINSDALE	4,218	15,040	2,099	5,734	15,623	—	21,357	2,548	18,809	—
HYDE PARK	9,240	33,340	5,442	9,768	38,254	—	48,022	7,313	40,709	—
INGLEWOOD PLAZA	1,300	1,862	176	1,300	2,038	—	3,338	343	2,995	—
KELLER TOWN CENTER	2,294	12,239	424	2,294	12,663		14,957	1,816	13,141	—
KERNERSVILLE PLAZA	1,742	6,081	552	1,742	6,633	—	8,375	1,134	7,241	4,678
KINGSDALE SHOPPING CENTER	3,867	14,020	5,833	4,028	19,692	—	23,720	3,708	20,012	—
LAKE PINE PLAZA	2,008	6,909	641	2,008	7,550	—	9,558	1,297	8,261	5,274
LAKESHORE	1,618	5,371	312	1,618	5,683	—	7,301	1,037	6,264	3,285
LEBANON/LEGACY CENTER	3,906	7,391	—	3,906	7,391	—	11,297	557	10,740	—
LEETSDALE MARKETPLACE	3,420	9,934	128	3,420	10,062	—	13,482	1,510	11,972	—
LITTLETON SQUARE	2,030	8,255	125	2,030	8,380	—	10,410	1,239	9,171	—
LLOYD KING CENTER	1,779	8,855	229	1,779	9,084	—	10,863	1,430	9,433	—
LOEHMANNS PLAZA GEORGIA	3,982	14,118	1,264	3,982	15,382	—	19,364	3,955	15,409	—
LOEHMANNS PLAZA CALIFORNIA	5,420	8,679	406	5,420	9,085	—	14,505	1,494	13,011	—
MACARTHUR PARK REPURCHASE	1,930	—	—	1,930	—	—	1,930	—	1,930	—
MAINSTREET SQUARE	1,274	4,492	(850)	—	—	4,916	4,916	—	4,916	—
MARINERS VILLAGE	1,628	5,908	2,757	1,751	8,542	—	10,293	1,513	8,780	—
MARKET AT PRESTON FOREST	4,400	10,753	92	4,400	10,845	—	15,245	1,566	13,679	—
MARKET AT ROUND ROCK	2,000	9,676	158	2,000	9,834	—	11,834	1,500	10,334	6,507
MARKETPLACE ST PETE	1,287	4,663	636	1,287	5,299	—	6,586	1,275	5,311	—
MARTIN DOWNS VILLAGE CENTER	2,000	5,133	4,352	2,438	9,047	—	11,485	3,222	8,263	—
MARTIN DOWNS VILLAGE SHOPPES	700	1,208	3,643	817	4,734	—	5,551	1,444	4,107	—
MAXTOWN ROAD (NORTHGATE)	1,753	6,244	111	1,753	6,355	—	8,108	1,150	6,958	4,712
MAYNARD CROSSING	4,066	14,084	1,336	4,066	15,420	—	19,486	2,646	16,840	10,498
MCMINNVILLE MARKET CENTER	1,511	5,775	—	1,511	5,775	—	7,286	95	7,191
MEMORIAL BEND SHOPPING CENTER	3,256	11,547	2,660	3,366	14,097	—	17,463	3,853	13,610	6,517
MILLHOPPER	1,073	3,594	1,717	1,073	5,311	—	6,384	2,420	3,964	—
MOCKINGBIRD COMMON	3,000	9,676	458	3,000	10,134	—	13,134	1,662	11,472	—
MONUMENT JACKSON CREEK	2,999	6,476	12	2,999	6,488	—	9,487	1,369	8,118	—
MORNINGSIDE PLAZA	4,300	13,120	223	4,300	13,343	—	17,643	2,065	15,578	—
MURRAY LANDING	3,655	4,587	—	3,655	4,587	—	8,242	335	7,907
MURRAYHILL MARKETPLACE	2,600	15,753	2,086	2,670	17,769	—	20,439	2,954	17,485	9,000
NASHBORO	1,824	7,168	474	1,824	7,642	—	9,466	1,110	8,356	—

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2004

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
NEWBERRY SQUARE	2,341	8,467	1,507	2,341	9,974	—	12,315	3,344	8,971	—
NEWLAND CENTER	12,500	12,221	(1,974)	12,500	10,247	—	22,747	2,148	20,599	—
NORTH HILLS	4,900	18,972	191	4,900	19,163	—	24,063	2,835	21,228	6,982
NORTHLAKE VILLAGE I	2,662	9,685	757	2,662	10,442	—	13,104	1,176	11,928	6,378
OAKBROOK PLAZA	4,000	6,366	172	4,000	6,538	—	10,538	1,174	9,364	—
OCEAN BREEZE	1,250	3,341	4,293	1,527	7,357	—	8,884	2,348	6,536	—
OLD ST AUGUSTINE PLAZA	2,047	7,355	1,576	2,107	8,871	—	10,978	2,264	8,714	—
PACES FERRY PLAZA	2,812	9,968	2,265	2,812	12,233	—	15,045	3,035	12,010	—
PALM TRAILS PLAZA	2,439	5,819	(142)	2,022	6,094	—	8,116	1,067	7,049	—
PANTHER CREEK	14,414	12,079	2,134	14,414	14,213	—	28,627	1,587	27,040	10,315
PARK PLACE SHOPPING CENTER	2,232	7,974	403	2,232	8,377	—	10,609	1,328	9,281	—
PASEO VILLAGE	2,550	7,780	562	2,559	8,333	—	10,892	1,385	9,507	—
PEACHLAND PROMENADE	1,285	5,144	309	1,285	5,453	—	6,738	1,575	5,163	—
PEARTREE VILLAGE	5,197	8,733	10,768	5,197	19,501	—	24,698	3,884	20,814	11,547
PHENIX CROSSING	1,544	—	—	1,544	—	—	1,544	—	1,544	—
PIKE CREEK	5,077	18,860	1,170	5,077	20,030	—	25,107	3,594	21,513	—
PIMA CROSSING	5,800	24,892	1,136	5,800	26,028	—	31,828	3,852	27,976	—
PINE LAKE VILLAGE	6,300	10,522	139	6,300	10,661	—	16,961	1,584	15,377	—
PINE TREE PLAZA	539	1,996	3,504	539	5,500	—	6,039	954	5,085	—
PLAZA HERMOSA	4,200	9,370	609	4,200	9,979	—	14,179	1,508	12,671	—
POWELL STREET PLAZA	8,248	29,279	226	8,248	29,505		37,753	2,250	35,503	—
POWERS FERRY SQUARE	3,608	12,791	4,499	3,608	17,290	—	20,898	4,278	16,620	—
POWERS FERRY VILLAGE	1,191	4,224	287	1,191	4,511	—	5,702	1,162	4,540	2,682
PRESTONBROOK	4,704	10,762	(2,704)	4,200	8,562	—	12,762	1,879	10,883	—
PRESTON PARK	6,400	46,896	2,652	6,400	49,548	—	55,948	7,276	48,672	—
PRESTONWOOD PARK	8,077	14,938	182	8,077	15,120	—	23,197	2,316	20,881	—
REGENCY COURT	3,571	12,664	(456)	3,571	12,208	—	15,779	1,159	14,620	—
REGENCY SQUARE BRANDON	578	18,157	10,505	4,770	24,470	—	29,240	10,695	18,545	—
RIVERMONT STATION	2,887	10,445	164	2,887	10,609	—	13,496	2,034	11,462	—
RONA PLAZA	1,500	4,356	72	1,500	4,428	—	5,928	649	5,279	—
RUSSELL RIDGE	2,153	—	6,695	2,215	6,633	—	8,848	1,739	7,109	5,900
SAMMAMISH HIGHLAND	9,300	7,553	136	9,300	7,689	—	16,989	1,174	15,815	—
SAN LEANDRO	1,300	7,891	225	1,300	8,116	—	9,416	1,286	8,130	—
SANTA ANA DOWNTOWN	4,240	7,319	837	4,240	8,156	—	12,396	1,406	10,990	—
SEQUOIA STATION	9,100	17,900	162	9,100	18,062	—	27,162	2,687	24,475	—
SHERWOOD CROSSROADS	2,731	3,612	1,692	2,731	5,304	—	8,035	388	7,647	—
SHERWOOD MARKET CENTER	3,475	15,898	92	3,475	15,990	—	19,465	2,489	16,976	—
SHILOH SPRINGS	4,968	7,859	4,461	5,739	11,549	—	17,288	3,733	13,555	—
SHOPPES AT MASON	1,577	5,358	64	1,577	5,422	—	6,999	949	6,050	3,458
SOUTH MOUNTAIN	934	—	—	934	—	—	934	—	934	—
SOUTH POINT PLAZA	5,000	10,086	144	5,000	10,230	—	15,230	1,539	13,691	—
SOUTHPOINT CROSSING	4,399	11,116	957	4,399	12,073	—	16,472	1,903	14,569	—
SOUTHCENTER	1,300	12,251	210	1,300	12,461	—	13,761	1,812	11,949	—
STARKE	71	1,674	9	71	1,683	—	1,754	170	1,584	—
STATLER SQUARE PHASE I	2,228	7,480	783	2,228	8,263	—	10,491	1,506	8,985	4,842
STERLING RIDGE	12,846	10,085	1,924	12,846	12,009	—	24,855	1,344	23,511	10,569
STRAWFLOWER VILLAGE	4,060	7,233	352	4,060	7,585	—	11,645	1,194	10,451	—
STROH RANCH	4,138	7,111	968	4,280	7,937	—	12,217	1,587	10,630	—
SUNNYSIDE 205	1,200	8,703	281	1,200	8,984	—	10,184	1,394	8,790	—
TALL OAKS VILLAGE CENTER	1,858	6,736	75	1,858	6,811	—	8,669	479	8,190	6,261

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2004

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
TASSAJARA CROSSING	8,560	14,900	166	8,560	15,066	—	23,626	2,223	21,403	—
THE MARKET AT OPITZ CROSSING	9,902	8,339	803	9,903	9,141	—	19,044	748	18,296	12,352
THE SHOPS	3,293	2,320	822	3,293	3,142	—	6,435	200	6,235	4,714
THE SHOPS OF SANTA BARBARA	9,477	1,323	6	9,477	1,329	—	10,806	354	10,452	7,916
THOMAS LAKE	6,000	10,302	205	6,000	10,507	—	16,507	1,543	14,964	—
TOWN CENTER AT MARTIN DOWNS	1,364	4,985	145	1,364	5,130	—	6,494	1,046	5,448	—
TOWN SQUARE	438	1,555	6,948	883	8,058	—	8,941	1,293	7,648	—
TRACE CROSSING	4,356	4,896	—	4,356	4,896	—	9,252	417	8,835	8,438
TROPHY CLUB	2,595	10,467	161	2,595	10,628	—	13,223	1,344	11,879	—
TWIN PEAKS	5,200	25,120	182	5,200	25,302	—	30,502	3,795	26,707	—
UNION SQUARE SHOPPING CENTER	1,579	5,934	454	1,579	6,388	—	7,967	1,452	6,515	—
UNIVERSITY COLLECTION	2,530	8,972	771	2,530	9,743	—	12,273	2,185	10,088	—
VALENCIA CROSSROADS	17,913	17,357	—	17,913	17,357	—	35,270	1,479	33,791	—
VALLEY RANCH CENTRE	3,021	10,728	35	3,021	10,763	—	13,784	1,610	12,174	—
VENTURA VILLAGE	4,300	6,351	223	4,300	6,574	—	10,874	990	9,884	—
VILLAGE CENTER 6	3,885	10,799	1,042	3,885	11,841	—	15,726	2,924	12,802	—
VILLAGE IN TRUSSVILLE	974	3,261	486	1,142	3,579	—	4,721	1,184	3,537	—
VINEYARD SHOPPING CENTER	2,802	3,916	—	2,802	3,916	—	6,718	426	6,292	—
WALKER CENTER	3,840	6,418	405	3,840	6,823	—	10,663	1,057	9,606	—
WATERFORD TOWNE CENTER	5,650	6,844	1,927	6,493	7,928	—	14,421	1,806	12,615	—
WELLEBY	1,496	5,372	2,223	1,496	7,595	—	9,091	2,289	6,802	—
WELLINGTON TOWN SQUARE	1,914	7,198	4,472	2,150	11,434	—	13,584	1,867	11,717	—
WEST PARK PLAZA	5,840	4,992	311	5,840	5,303	—	11,143	802	10,341	—
WESTBROOK COMMONS	3,366	11,928	863	3,366	12,791	—	16,157	1,208	14,949	—
WESTCHESTER PLAZA	1,857	6,456	871	1,857	7,327	—	9,184	1,656	7,528	5,052
WESTRIDGE	9,516	10,789	—	9,516	10,789	—	20,305	453	19,852
WESTLAKE VILLAGE CENTER	7,043	25,744	888	7,043	26,632	—	33,675	4,463	29,212	—
WHITE OAK - DOVER, DE	2,147	2,927	138	2,143	3,069	—	5,212	366	4,846	—
WILLA SPRINGS SHOPPING CENTER	2,004	9,266	(117)	2,143	9,010	—	11,153	1,086	10,067	—
WINDMILLER PLAZA PHASE I	2,620	11,190	1,338	2,619	12,529	—	15,148	2,046	13,102	—
WOODCROFT SHOPPING CENTER	1,418	5,211	547	1,418	5,758	—	7,176	1,369	5,807	—
WOODMAN VAN NUYS	5,499	6,834	346	5,499	7,180	—	12,679	1,132	11,547	4,806
WOODMEN PLAZA	6,013	10,077	(40)	6,644	9,406	—	16,050	2,651	13,399	—
WOODSIDE CENTRAL	3,499	8,845	117	3,499	8,962	—	12,461	1,326	11,135	—
WORTHINGTON PARK CENTRE	3,345	10,053	1,037	3,345	11,090	—	14,435	2,666	11,769	—
							—	—	—
OPERATING BUILD TO SUIT PROPERTIES	4,315	(202)	—	4,315	(202)		4,113	3,810	303	—

	788,453	1,719,495	218,830	806,207	1,915,655	4,916	2,726,778	338,609	2,388,169	315,409

(a)	The negative balance for costs capitalized subsequent to acquisiton could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2004

Depreciation and amortization of the Company’s investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements                      up to 40 years

The aggregate cost for Federal income tax purposes was approximately $2.7 billion at December 31, 2004.

The changes in total real estate assets for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance, beginning of year	$2,656,376	2,692,503	2,673,164
Developed or acquired properties	322,659	238,964	402,035
Sale of properties	(261,098)	(287,547)	(397,203)
Provision for loss on operating properties	(810)	(1,969)	(4,369)
Reclass accumulated depreciation to adjust building basis	(1,010)	440	(7,021)
Reclass accumulated depreciation related to properties held for sale	(997)	(2,537)	(3,409)
Reclass accumulated depreciation related to properties held for sale recharacterized in 2002 to properties to be held and used	—	—	10,772
Improvements	11,658	16,522	18,534

Balance, end of year	$2,726,778	2,656,376	2,692,503

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance, beginning of year	$285,665	244,596	202,325
Sale of properties	(16,152)	(23,708)	(23,593)
Reclass accumulated depreciation to adjust building basis	(1,010)	440	(7,021)
Reclass accumulated depreciation related to properties held for sale	(997)	(2,537)	(3,409)
Reclass accumulated depreciation related to properties held for sale recharacterized in 2002 to properties to be held and used	—	—	10,772
Depreciation for year	71,103	66,874	65,522

Balance, end of year	$338,609	285,665	244,596