Form 10-Q
period 2005-06-30
REGENCY CENTERS CORP
filed 2005-08-08
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005, there were 63,490,008 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(in thousands, except share data)

	2005	2004
	(unaudited)
Assets
Real estate investments at cost:
Land	$817,591	806,207
Buildings and improvements	1,927,265	1,915,655

	2,744,856	2,721,862
Less: accumulated depreciation	364,362	338,609

	2,380,494	2,383,253
Properties in development	378,701	426,216
Operating properties held for sale	24,473	4,916
Investments in real estate partnerships	567,666	179,677

Net real estate investments	3,351,334	2,994,062

Cash and cash equivalents	26,252	95,320
Notes receivable	22,715	25,646
Tenant receivables, net of allowance for uncollectible accounts of $3,694 and $3,393 at June 30, 2005 and December 31, 2004, respectively	57,640	60,911
Deferred costs, less accumulated amortization of $29,046 and $25,735 at June 30, 2005 and December 31, 2004, respectively	39,783	41,002
Acquired lease intangible assets, net	12,164	14,172
Other assets	15,956	12,711

	$3,525,844	3,243,824

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,223,352	1,293,090
Unsecured line of credit	265,000	200,000
Bridge loan	275,000	—
Accounts payable and other liabilities	112,164	102,443
Acquired lease intangible liabilities, net	4,684	5,161
Tenants’ security and escrow deposits	10,027	10,049

Total liabilities	1,890,227	1,610,743

Preferred units	101,762	101,762
Exchangeable operating partnership units	27,855	30,775
Limited partners’ interest in consolidated partnerships	2,028	1,827

Total minority interest	131,645	134,364

Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 800,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, liquidation preference $250 per share	200,000	200,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 68,563,514 and 67,970,538 shares issued at June 30, 2005 and December 31, 2004, respectively	686	680
Treasury stock at cost, 5,283,715 and 5,161,559 shares held at June 30, 2005 and December 31, 2004, respectively	(111,414)	(111,414)
Additional paid in capital	1,505,278	1,494,312
Accumulated other comprehensive (loss) income	(16,521)	(5,291)
Distributions in excess of net income	(74,057)	(79,570)

Total stockholders’ equity	1,503,972	1,498,717

Commitments and contingencies
	$3,525,844	3,243,824

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	2005	2004
Revenues:
Minimum rent	$72,704	68,497
Percentage rent	270	337
Recoveries from tenants	20,716	19,019
Management, acquisition and other fees	16,848	1,766
Equity in income of investments in real estate partnerships	946	1,944

Total revenues	111,484	91,563

Operating expenses:
Depreciation and amortization	21,166	19,394
Operating and maintenance	13,240	12,376
General and administrative	9,402	7,221
Real estate taxes	10,148	9,498
Other expenses	534	663

Total operating expenses	54,490	49,152

Other expense (income)
Interest expense, net of interest income of $543 and $880 in 2005 and 2004, respectively	22,317	18,606
Gain on sale of operating properties and properties in development	(3,598)	(3,667)

Total other expense (income)	18,719	14,939

Income before minority interests	38,275	27,472

Minority interest of preferred units	(2,113)	(5,081)
Minority interest of exchangeable operating partnership units	(751)	(366)
Minority interest of limited partners	(82)	(91)

Income from continuing operations	35,329	21,934

Discontinued operations, net:
Operating income from discontinued operations	973	2,080
Gain on sale of operating properties and properties in development	7,578	2,442

Income from discontinued operations	8,551	4,522

Net income	43,880	26,456

Preferred stock dividends	(3,663)	(1,397)

Net income for common stockholders	$40,217	25,059

Income per common share - basic:
Continuing operations	$0.50	0.34
Discontinued operations	0.14	0.07

Net income for common stockholders per share	$0.64	0.41

Income per common share - diluted:
Continuing operations	$0.49	0.34
Discontinued operations	0.14	0.07

Net income for common stockholders per share	$0.63	0.41

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	2005	2004
Revenues:
Minimum rent	$144,406	135,956
Percentage rent	819	788
Recoveries from tenants	42,041	38,291
Management, acquisition and other fees	20,167	3,377
Equity in income of investments in real estate partnerships	3,337	4,689

Total revenues	210,770	183,101

Operating expenses:
Depreciation and amortization	41,501	38,771
Operating and maintenance	26,460	24,986
General and administrative	18,054	13,104
Real estate taxes	20,432	19,473
Other expenses	1,963	1,150

Total operating expenses	108,410	97,484

Other expense (income)
Interest expense, net of interest income of $1,044 and $1,717 in 2005 and 2004, respectively	42,593	39,657
Gain on sale of operating properties and properties in development	(10,140)	(7,650)

Total other expense (income)	32,453	32,007

Income before minority interests	69,907	53,610

Minority interest of preferred units	(4,225)	(10,163)
Minority interest of exchangeable operating partnership units	(1,399)	(714)
Minority interest of limited partners	(158)	(169)

Income from continuing operations	64,125	42,564

Discontinued operations, net:
Operating income from discontinued operations	1,729	4,256
Gain on sale of operating properties and properties in development	16,374	2,454

Income from discontinued operations	18,103	6,710

Net income	82,228	49,274

Preferred stock dividends	(7,325)	(2,794)

Net income for common stockholders	$74,903	46,480

Income per common share - basic:
Continuing operations	$0.90	0.65
Discontinued operations	0.29	0.12

Net income for common stockholders per share	$1.19	0.77

Income per common share - diluted:
Continuing operations	$0.89	0.65
Discontinued operations	0.29	0.12

Net income for common stockholders per share	$1.18	0.77

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2005

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2004	$200,000	680	(111,414)	1,494,312	(5,291)	(79,570)	1,498,717
Comprehensive Income:
Net income	—	—	—	—		82,228	82,228
Change in fair value of derivative instruments	—	—	—	—	(11,516)	—	(11,516)
Amortization of loss on derivative instruments	—	—	—	—	286	—	286

Total comprehensive income	—	—	—	—	—	—	70,998
Common stock issued as compensation and stock options exercised, net	—	5	—	7,751	—	—	7,756
Common stock issued for partnership units exchanged	—	1	—	3,638	—	—	3,639
Reallocation of minority interest	—	—	—	(423)	—	—	(423)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(7,325)	(7,325)
Common stock ($1.10 per share)	—	—	—	—	—	(69,390)	(69,390)

Balance at June 30, 2005	$200,000	686	(111,414)	1,505,278	(16,521)	(74,057)	1,503,972

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$82,228	49,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,417	40,266
Deferred loan cost and debt premium amortization	1,144	1,209
Stock based compensation	9,513	7,075
Minority interest of preferred units	4,225	10,163
Minority interest of exchangeable operating partnership units	1,795	826
Minority interest of limited partners	158	169
Equity in income of investments in real estate partnerships	(3,337)	(4,689)
Net gain on sale of properties	(29,637)	(11,129)
Distributions from operations of investments in real estate partnerships	7,766	7,266
Hedge settlement	—	(5,720)
Changes in assets and liabilities:
Tenant receivables	3,271	12,304
Deferred leasing costs	(5,720)	(3,665)
Other assets	(4,393)	2,607
Accounts payable and other liabilities	(11,194)	5,714
Tenants’ security and escrow deposits	(22)	237

Net cash provided by operating activities	98,214	111,907

Cash flows from investing activities:
Acquisition of real estate	—	(23,419)
Development of real estate	(116,692)	(182,160)
Proceeds from sale of real estate investments	92,983	62,909
Repayment of notes receivable, net	2,932	11,146
Investments in real estate partnerships	(403,363)	(1,218)
Distributions received from investments in real estate partnerships	13,900	18,108

Net cash used in investing activities	(410,240)	(114,634)

Cash flows from financing activities:
Net proceeds from common stock issuance	3,554	11,501
Redemption of exchangeable operating partnership units	—	(10,831)
Contributions from limited partners in consolidated partnerships	25	72
Distributions to exchangeable operating partnership unit holders	(1,498)	(1,151)
Distributions to preferred unit holders	(4,225)	(10,163)
Dividends paid to common stockholders	(69,390)	(63,987)
Dividends paid to preferred stockholders	(7,325)	(2,794)
Repayment of fixed rate unsecured notes	—	(200,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	148,646
Proceeds from unsecured line of credit, net	340,000	110,000
Proceeds from notes payable	—	5,852
Repayment of notes payable, net	(14,913)	(2,350)
Scheduled principal payments	(3,153)	(2,770)
Deferred loan costs	(117)	(3,787)

Net cash provided by (used in) financing activities	242,958	(21,762)

Net decrease in cash and cash equivalents	(69,068)	(24,489)

Cash and cash equivalents at beginning of the period	95,320	29,869

Cash and cash equivalents at end of the period	$26,252	5,380

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $5,535 and $6,504 in 2005 and 2004, respectively)	$43,086	42,521

Supplemental disclosure of non-cash transactions:

Mortgage debt assumed by purchaser on sale of real estate	$—	5,586

Common stock issued for partnership units exchanged	$3,639	4,341

Mortgage loans assumed for the acquisition of real estate	$—	4,148

Real estate contributed as investments in real estate partnerships	$2,956	2,757

Exchangeable operating partnership units issued for the acquisition of real estate	$—	13,400

Notes receivable taken in connection with sales of operating properties, properties in development and outparcels	$—	6,893

Change in fair value of derivative instrument	$11,516	—

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

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

The consolidated financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the Company’s results of operations and financial position. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 Form 10-K filed with the Securities and Exchange Commission and updated under Form 8-K on June 13, 2005.

The Company is currently evaluating the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Note 1(m)).

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Tenant allowances are recorded as tenant improvements. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements. Accrued rents are included in tenant receivables.

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

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheet. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Company incurs costs prior to land acquisition including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At June 30, 2005 and December 31, 2004, the Company had capitalized pre-development costs of $11.8 million and $10.5 million, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(c)	Real Estate Investments (continued)

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(c)	Real Estate Investments (continued)

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

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $30.6 million and $30.8 million at June 30, 2005 and December 31, 2004, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.2 million and $10.2 million at June 30, 2005 and December 31, 2004, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

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

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders’ equity. Outstanding shares do not include treasury shares.

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

Prior to January 1, 2005, the Company followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”). Statement 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amended the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Company previously followed the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), for stock-based compensation and furnished the pro-forma disclosures as required under Statement 148.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

Statement 123(R) is effective for fiscal years beginning after December 31, 2005. The Company elected the early adoption of Statement 123(R) effective January 1, 2005. As permitted by Statement 123(R), the Company has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

The Company recorded stock-based compensation expense for the periods ended June 30, 2005 and 2004 as follows, the components of which are further described below (in thousands):

	For the three months Ended		For the six months Ended
	2005	2004	2005	2004
Stock Options	$274	—	549	—
Dividend Equivalents	465	793	870	1,587
Restricted Stock	4,431	2,734	8,094	5,488

Total	$5,170	3,527	9,513	7,075

The recorded amounts of stock-based compensation expense in 2005 represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above. Deferred compensation is recorded as a reduction to additional paid in capital in the statement of stockholders’ equity.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

During 2004, as permitted by Statement 123, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted Statement 123(R) in 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per share described as follows (in thousands except per share data):

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Net income for common stockholders as reported:	$25,059	46,480
Add: stock-based employee compensation expense included in reported net income	3,527	7,075
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	4,346	9,076

Pro-forma net income	$24,240	44,479

Earnings per share:
Basic – as reported	$0.41	0.77

Basic – pro-forma	$0.40	0.74

Diluted – as reported	$0.41	0.77

Diluted – pro-forma	$0.40	0.73

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At June 30, 2005, there were approximately 3.3 million shares available for grant under the Plan either through options or restricted stock of which 1.8 million shares are limited to common stock awards other than stock options. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

per year and be expensed over a four-year period beginning in 2005 in accordance with Statement 123(R). As a result of the offer, on January 18, 2005, the Company granted 771,645 options to 37 employees with an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares to 11 employees representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. One employee chose to retain their reload rights. The stock option reload right buy-out program was not offered to the non-employee directors. Options granted under the reload buy-out plan do not earn dividend equivalents.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $5.90 and $6.17 for options granted during the three months ended March 31, 2005 and June 30, 2005, respectively:

	For the three months ended
	March 31, 2005	June 30, 2005
Expected dividend yield	4.3%	3.9%
Risk-free interest rate	3.7%	3.5%
Expected volatility	18.0%	20.0%
Expected life in years	4.4	2.5

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

The following table reports stock option activity during the six month period ended June 30, 2005:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at January 1, 2005	1,675,163	$44.32

Granted	771,645	51.36
Exercised	(90,557)	34.54		$1,430

Outstanding at March 31, 2005	2,356,251	47.00	5.94

Granted	7,680	56.07
Exercised	(196,083)	43.82		$4,281
Forfeited	(1,894)	47.04

Outstanding at June 30, 2005	2,165,954	$47.32	5.99	$21,403

Exercisable at June 30, 2005	1,351,457	$45.70	4.00	$15,539

The following table presents information regarding unvested option activity during the six month period ended June 30, 2005:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2005	59,102	$2.22
Granted	771,645	$5.90
Less: 2005 Vesting	(16,250)	$2.22

Non-vested at June 30, 2005	814,497	$5.71

As of June 30, 2005, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 3.5 years.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

The Company grants restricted stock under the Plan to its employees as a form of long- term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting. Four-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures, and are granted based upon past employee performance. Performance grants are subject to future performance measurements, primarily annual growth and compounded three-year growth in earnings. Performance grants must be earned, based upon the achievement of the performance criteria, before the actual number of shares to be vested are known. Once earned, performance grants vest over a term such that the period used to determine the number of shares earned combined with the vesting term equals 5 years. Eight-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term. Performance grants and 8-year cliff vesting grants are currently only granted to the eight top executives in the Company. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Restricted stock grants also have certain dividend rights under the Plan, which are expensed in a manner similar to the underlying stock.

The following table reports restricted stock activity during the six month period ended June 30, 2005:

	Number of Shares	Intrinsic Value (in thousands)
Unvested Shares at January 1, 2005	827,024

Shares Granted	440,746
Shares Vested and Distributed	(335,993)	$16,501
Shares Forfeited	(4,940)

Unvested Shares at June 30, 2005	926,837	$53,015

As of June 30, 2005, there was $31.9 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan and is recorded as an offset to additional paid in capital. This unrecognized compensation cost is expected to be recognized through 2009.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(h)	Stock-Based Compensation (continued)

The following table represents restricted stock granted in January 2005 and 2004 for individual and company level performance during 2004 and 2003, respectively. Shares granted in 2005 include 7,906 shares related to the stock option reload buy-out program discussed above.

	2005	2004
Weighted average fair value of stock at date of grant	$51.38	39.97

4-year vesting grant	271,158	219,787
Performance-based grant	169,588	—
8-year vesting grant	—	64,649

Total stock grants	440,746	284,436

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

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Company’s revenue and net income are generated from the operation of its investment portfolio. The Company also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(j)	Segment Reporting (continued)

The Company’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Company reviews operating and financial data for each property on an individual basis, therefore, the Company defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Company’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

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

June 30, 2005

(unaudited)

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated statements of operations for the period ended June 30, 2005.

At June 30, 2005, the Company held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $5.4 million at June 30, 2005 as compared to their carrying value of $1.0 million. The Company has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus on its consolidation policies.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(m)	Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 154.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Company’s financial position or results of operations.

(n)	Reclassifications

Certain reclassifications have been made to the 2004 amounts to conform to classifications adopted in 2005.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

2.	Discontinued Operations

During the three months ended June 30, 2005, the Company sold 100% of its interest in three properties for net proceeds of $27.1 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $2.5 million and $4.8 million for the three months ended June 30, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows:

	For the three months ended
	June 30, 2005		June 30, 2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$1,033	8,315	2,250	3,466
Less: Minority interest	20	161	34	41
Less: Income taxes	40	576	136	983

Discontinued operations, net	$973	7,578	2,080	2,442

During the six months ended June 30, 2005, the Company sold 100% of its interest in five properties for net proceeds of $61.8 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $6.0 million and $9.9 million for the six months ended June 30, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows:

	For the six months ended
	June 30, 2005		June 30, 2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$1,859	19,497	4,463	3,478
Less: Minority interest	37	359	71	41
Less: Income taxes	93	2,764	136	983

Discontinued operations, net	$1,729	16,374	4,256	2,454

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company has determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Company’s combined investment in these partnerships was $567.7 million and $179.7 million at June 30, 2005 and December 31, 2004, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to earning its pro-rata share of net income in each of the partnerships, these co-investment partners pay the Company fees for asset management, property management, and acquisition and disposition services. During the three months ended June 30, 2005 and 2004, the Company received fees from these joint ventures of $16.5 million and $1.5 million, respectively. During the six months ended June 30, 2005 and 2004, the Company received fees from these joint ventures of $19.7 million and $3.0 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which it has ownership interests of 20% or 30%. As of June 30, 2005, Columbia owned 17 shopping centers, had total assets of $482.3 million, and net income of $6.8 million. The Company’s share of Columbia’s total assets and net income was $108.6 million and $1.2 million, respectively. During the six months ended June 30, 2005, Columbia sold one shopping center to an unrelated party for $19.7 million with a loss of $242,176 related primarily to higher closing costs than expected.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which it has an ownership interest of 25%. As of June 30, 2005, RegCal owned four shopping centers, had total assets of $126.7 million, and net income of $1.3 million. The Company’s share of RegCal’s total assets and net income was $31.7 million and $390,768, respectively.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in three joint ventures, two in which it has an ownership interest of 25% (collectively, “MCWR”), and one in which it has an ownership interest of 35% (“MCWR II”).

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

As of June 30, 2005, MCWR owned 50 shopping centers, had total assets of $740.7 million, and net income of $8.3 million. Regency’s share of MCWR’s total assets and net income was $185.2 million and $2.1 million, respectively. During the six months ended June 30, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Company contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired one property from the Company valued at $22.1 million, for which the Company received cash of $17.1 million. During the six months ended June 30, 2005, MCWR sold three shopping centers to unrelated parties for $34.7 million with a loss of $254,469 related primarily to higher closing costs than expected.

On June 1, 2005, Macquarie CountryWide-Regency II, LLC (MCWR II) closed on the acquisition of 100 retail shopping centers (the “First Washington Portfolio”) totaling approximately 12.6 million square feet located throughout 17 states and the District of Columbia from a joint venture between CalPERS and an affiliate of First Washington Realty, Inc. (the “Sellers”) pursuant to a Purchase and Sale Agreement dated February 14, 2005. The total purchase price was approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. MCWR II is owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. Including its share of US Manager, Regency’s effective ownership is 35% and is reflected as such on the equity method in the accompanying consolidated financial statements. Regency’s required equity investment in MCWR II was approximately $397 million and was paid in cash.

Upon closing of the acquisition into the joint venture, MCWR II paid us acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which we recognized $13.8 million as fee income. Regency only recognized fee income on that portion of the joint venture not owned by it, and as a result, recorded $7.4 million of the fee as a reduction to its investment in MCWR II. The Company has the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007 if earned. The Company will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to Regency, the Seller has agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in lower property management fee income to Regency during the transition period. As of June 30, 2005, MCWR II had total assets of $2.9 billion and recorded a net loss of $3.6 million for the period inception to date. Our share of MCWR II’s total assets and net loss was $1.0 billion and $1.2 million, respectively. The loss incurred by MCWR II was the result of depreciation and amortization of the acquisition price recorded in accordance with Statement 141, and therefore, MCWR II is expected to continue to record a net loss on an on-going basis.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains and operations are not recorded as discontinued operations because of Regency’s continuing involvement in these shopping centers. Columbia, RegCal, MCWR and MCWR II intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnerships.

The Company’s investments in real estate partnerships as of June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25%	$62,970	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,708	8,001
Macquarie CountryWide-Regency II (MCWR II)	35%	392,221	—
Columbia Regency Retail Partners (Columbia)	20%	40,344	41,380
Cameron Village LLC (Columbia)	30%	21,685	21,612
Columbia Regency Partners II (Columbia)	20%	2,051	3,107
RegCal, LLC (RegCal)	25%	13,101	13,232
Other investments in real estate partnerships	50%	27,586	27,211

Investments in Real Estate Partnerships		$567,666	179,677

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	June 30, 2005	December 31, 2004
Balance Sheet:
Investment in real estate, net	$3,958,604	1,320,871
Acquired lease intangible assets, net	269,971	79,240
Other assets	120,389	39,506

Total assets	$4,348,964	1,439,617

Notes payable	$2,360,546	665,517
Acquired lease intangible liabilities, net	61,002	—
Other liabilities	67,299	24,471
Partners’ equity	1,860,117	749,629

Total liabilities and equity	$4,348,964	1,439,617

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of June 30, 2005 and the Company’s proportionate share of these loans was $762.3 million. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s guarantee does not extend beyond its ownership percentage of the joint venture.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the three months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Statements of Operations:

Total revenues	$59,989	23,659

Operating expenses:
Depreciation and amortization	23,171	6,254
Operating and maintenance	8,612	3,505
General and administrative	1,846	771
Real estate taxes	6,928	2,605

Total operating expenses	40,557	13,135

Other expense (income):
Interest expense, net	13,967	3,673
Loss (gain) on sale of real estate	823	(35)
Other income	(684)	—

Total other expense (income)	14,106	3,638

Net income	$5,326	6,886

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Statements of Operations:

Total revenues	$100,626	46,121

Operating expenses:
Depreciation and amortization	33,830	11,958
Operating and maintenance	15,129	6,928
General and administrative	3,268	1,494
Real estate taxes	11,235	5,104

Total operating expenses	63,462	25,484

Other expense (income):
Interest expense, net	22,812	7,329
Loss (gain) on sale of real estate	497	(8,246)
Other income	(684)	—

Total other expense (income)	22,625	(917)

Net income	$14,539	21,554

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

4.	Acquired Lease Intangibles

Acquired lease intangible assets are net of accumulated amortization of $4.6 million and $2.6 million at June 30, 2005 and December 31, 2004, respectively. These assets have a remaining weighted average amortization period of approximately 5.5 years. The aggregate amortization expense from acquired leases was approximately $2 million and $1 million for the six months ended June 30, 2005 and 2004, respectively. The aggregate amortization expense from acquired leases was approximately $1.1 million and $488,741 for the three months ended June 30, 2005 and 2004, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $2.4 million and $1.9 million at June 30, 2005 and December 31, 2004, respectively and have a remaining weighted average amortization period of approximately 5.5 years.

5.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$206,330	275,726
Variable rate mortgage loans	67,987	68,418
Fixed rate unsecured loans	949,035	948,946

Total notes payable	1,223,352	1,293,090
Unsecured line of credit	265,000	200,000
Bridge loan	275,000	—

Total	$1,763,352	1,493,090

The Company has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million with the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75%. At June 30, 2005, the balance on the Line was $265 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 4.0% and 3.1875% at June 30, 2005 and December 31, 2004, respectively. The spread paid on the Line is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working-capital purposes.

On June 1, 2005, the Company entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”) which was used to partially fund its equity investment in MCWR II. Interest accrues at a floating rate of LIBOR plus .65%. In conjunction with the $350 million debt offering discussed below, the balance of the Bridge Loan was reduced to $95 million on July 18, 2005. On August 1, 2005, the Company issued common stock under a forward agreement and repaid the entire balance of the Bridge Loan discussed further below under note 7.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

5.	Notes Payable and Unsecured Line of Credit (continued)

On July 18, 2005, RCLP completed the sale of $350 million of ten-year senior unsecured notes. The notes are due August 1, 2015 and were priced at 99.858% to yield 5.25%. The proceeds of the offering were used to reduce the balance on the Bridge Loan and the Line. As a result of the forward-starting interest rate swaps initiated on April 1, 2005, totaling $196.7 million, the effective interest rate on the notes is 5.48%. On July 13, 2005, the interest rate swaps were settled for $7.3 million, which is recorded in OCI and will be amortized over ten years to interest expense.

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%.

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

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of notes payable and the Line is $1.8 billion.

As of June 30, 2005, scheduled principal repayments on notes payable, the Line and the Bridge Loan were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$4,036	153,251	157,287
2006 (includes the Bridge Loan)	3,762	302,863	306,625
2007 (includes the Line)	3,542	324,604	328,146
2008	3,388	19,455	22,843
2009	3,347	53,004	56,351
2010	3,227	177,033	180,260
Beyond 5 Years	10,976	697,787	708,763
Unamortized debt premiums	—	3,077	3,077

Total	$32,278	1,731,074	1,763,352

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

5.	Notes Payable and Unsecured Line of Credit (continued)

The Company has approximately $153.3 million of debt maturing in 2005 of which $100 million was repaid from the proceeds of the $350 million unsecured debt offering previously discussed. The Company also renewed $25 million of variable rate debt during July, 2005 and extended the maturity date for two years. The balance of maturing debt of $28.3 million represents secured mortgage loans, which will be repaid upon maturity using proceeds from the Line.

The combined borrowings under the Line of $122 million and the Bridge Loan provided the funding of Regency’s $397 million equity investment in MCWR II. On July 18, 2005, the Company issued $350 million of unsecured notes, the proceeds of which were used to reduce the Bridge Loan by $180 million to $95 million and to reduce the Line by approximately $170 million. The notes bear interest at 5.25% and mature August 1, 2015. On August 1, 2005, Regency received proceeds of approximately $175.5 million from the sale of common shares, as further described below, which fully repaid the Bridge Loan and further reduced the balance of the Line.

6.	Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

On April 1, 2005, the Company entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. The Company designated the $196.7 million swaps as cash flow hedges to fix the rate on the unsecured notes issued during July 2005. The fair value of the swaps was a liability of $11.5 million as of June 30, 2005, and is recorded in other liabilities in the accompanying balance sheet. On July 13, 2005, the Company settled the swaps with a payment to the counter-parties for $7.3 million which will be included as an adjustment to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005.

During 2003, the Company entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled the swaps with a payment to the counter-party for $5.7 million.

All of these swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in OCI in the statement of stockholders’ equity and the unamortized balance is amortized as additional interest expense over the ten year term of the hedged loan.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

7.	Stockholders’ Equity and Minority Interest

(a)	Preferred Units

Terms and conditions of the Preferred Units outstanding as of June 30, 2005 are summarized as follows:

Series	Units Outstanding	Issue Price	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
Series D	500,000	$100.00	$50,000,000	7.450%	09/29/09	01/01/14
Series E	300,000	$100.00	30,000,000	8.750%	05/25/05	05/25/10
Series F	240,000	$100.00	24,000,000	8.750%	09/08/05	09/08/10

	1,040,000		$104,000,000

The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. The Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At June 30, 2005 and December 31, 2004, the face value of total Preferred Units issued was $104 million with a weighted average fixed distribution rate of 8.13% and is recorded on the accompanying balance sheet net of original issuance costs.

On August 1, 2005, the Company redeemed the $30 million Series E Preferred Units and expensed related issuance costs of $762,180. The redemption was funded from the proceeds of the common stock sale completed August 1, 2005 as discussed below under Common Stock. The Company expects to redeem the $24 million Series F Preferred Units during September 2005 and expense their related issuance costs of $634,201. The redemption prices will be funded from the additional sale of 530,000 common shares related to the Forward Sale Agreement.

(b)	Preferred Stock

Terms and conditions of the preferred stock outstanding as of June 30, 2005 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Par Value	Distribution Rate	Callable by Company
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09

	800,000	8,000,000	$200,000,000

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

(b)	Preferred Stock (continued)

On August 2, 2005, the Company issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, the proceeds of which were used to reduce the balance of the Line. The Series 3 and 4 depositary shares and the Series 5 preferred shares are perpetual, are not convertible into common stock of the Company, are redeemable at par upon Regency’s election five years after the issuance date, and have a liquidation preference of $25 per share. None of the terms of the Series of Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.

(c)	Common Stock

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million. The proceeds from the offering were used to reduce the Company’s Line, repay the Bridge Loan and redeem the Series E Preferred Units. The remaining 530,000 shares under the Forward Sale Agreement are expected to settle on or before October 31, 2005 at which time the Company will deliver the shares and receive approximately $24.6 million in proceeds from Citigroup’s sale of shares. The net proceeds are intended to be used to redeem the Series F Preferred Units.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

8.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively (in thousands except per share data):

	2005	2004
Numerator:
Income from continuing operations	$35,329	21,934
Discontinued operations	8,551	4,522

Net income	43,880	26,456
Less: Preferred stock dividends	3,663	1,397

Net income for common stockholders	40,217	25,059
Less: Dividends paid on unvested restricted stock	406	349

Net income for common stockholders - basic	39,811	24,710
Add: Dividends paid on Treasury Method restricted stock	81	57

Net income for common stockholders – diluted	$39,892	24,767

Denominator:
Weighted average common shares outstanding for basic EPS	62,557	60,088
Incremental shares to be issued under common stock options using the Treasury method	227	150
Incremental shares to be issued under unvested restricted stock using the Treasury method	147	107
Incremental shares to be issued under Forward Equity Offering using the Treasury method	597	—

Weighted average common shares outstanding for diluted EPS	63,528	60,345

Income per common share – basic
Income from continuing operations	$0.50	0.34
Discontinued operations	0.14	0.07

Net income for common stockholders per share	$0.64	0.41

Income per common share – diluted
Income from continuing operations	$0.49	0.34
Discontinued operations	0.14	0.07

Net income for common stockholders per share	$0.63	0.41

The exchangeable operating partnership units were anti-dilutive to EPS for the three months ended June 30, 2005 and 2004, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

8.	Earnings per Share (continued)

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2005 and 2004, respectively (in thousands except per share data):

	2005	2004
Numerator:
Income from continuing operations	$64,125	42,564
Discontinued operations	18,103	6,710

Net income	82,228	49,274
Less: Preferred stock dividends	7,325	2,794

Net income for common stockholders	74,903	46,480
Less: Dividends paid on unvested restricted stock	813	699

Net income for common stockholders - basic	74,090	45,781
Add: Dividends paid on Treasury Method restricted stock	139	131

Net income for common stockholders – diluted	$74,229	45,912

Denominator:
Weighted average common shares outstanding for basic EPS	62,469	59,834
Incremental shares to be issued under common stock options using the Treasury method	154	249
Incremental shares to be issued under unvested restricted stock using the Treasury method	127	123
Incremental shares to be issued under Forward Equity Offering using the Treasury method	298	—

Weighted average common shares outstanding for diluted EPS	63,048	60,206

Income per common share – basic
Income from continuing operations	$0.90	0.65
Discontinued operations	0.29	0.12

Net income for common stockholders per share	$1.19	0.77

Income per common share – diluted
Income from continuing operations	$0.89	0.65
Discontinued operations	0.29	0.12

Net income for common stockholders per share	$1.18	0.77

The exchangeable operating partnership units were anti-dilutive to EPS for the six months ended June 30, 2005 and 2004, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; difficulties assimilating the acquisition, through our joint venture with Macquarie, of the 100 property First Washington portfolio; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; weather; consequences of any armed conflict or terrorist attach against the United States; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

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

Currently, our real estate investment portfolio before depreciation totals $7.2 billion with 383 shopping centers in 27 states and the District of Columbia, including approximately $4.0 billion in real estate assets composed of 176 shopping centers owned by unconsolidated joint ventures in 23 states and the District of Columbia. [Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”).] We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At June 30, 2005, our gross leasable area (“GLA”) on a Combined Basis totaled 45.4 million square feet and was 93.6% leased. The GLA for the Consolidated Properties totaled 23.8 million square feet and was 92.1% leased. The GLA for the Unconsolidated Properties totaled 21.6 million square feet and was 95.4% leased.

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

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from Regency. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. Regency is not subject to liability and has no obligations or liabilities of the joint ventures beyond its ownership percentage.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery-anchor closings or consolidations in the grocery store industry. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are incurring significant changes in competition or business practice such as the video rental format. However, a slowdown in our shopping center development program could reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties:

	June 30, 2005	December 31, 2004
Number of Properties (a)	383	291
Number of Properties (b)	207	213
Number of Properties (c)	176	78

Properties in Development (a)	26	34
Properties in Development (b)	26	32
Properties in Development (c)	—	2

Gross Leaseable Area (a)	45,426,064	33,815,970
Gross Leaseable Area (b)	23,787,483	24,532,952
Gross Leaseable Area (c)	21,638,581	9,283,018

Percent Leased (a)	93.6%	92.7%
Percent Leased (b)	92.1%	91.2%
Percent Leased (c)	95.4%	96.7%

The Company seeks to reduce its operating and leasing risks through diversification which it achieves by geographically diversifying its shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of its shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings by presented on a Combined Basis:

	June 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	66	8,530,144	18.8%	93.1%	51	6,527,802	19.3%	91.9%
Florida	50	6,035,278	13.3%	95.1%	50	5,970,898	17.7%	94.9%
Texas	37	4,772,843	10.5%	90.0%	32	3,968,940	11.7%	89.3%
Virginia	32	3,781,179	8.3%	94.4%	12	1,488,324	4.4%	91.1%
Georgia	33	2,992,545	6.6%	94.7%	36	3,383,495	10.0%	97.4%
Illinois	17	2,395,538	5.3%	96.9%	9	1,191,424	3.5%	98.0%
Colorado	19	2,342,827	5.2%	96.7%	15	1,639,055	4.8%	98.0%
Maryland	19	2,254,206	5.0%	96.8%	2	326,638	1.0%	93.9%
North Carolina	14	2,044,570	4.5%	93.6%	13	1,890,444	5.6%	94.2%
Ohio	14	1,876,129	4.1%	86.3%	14	1,876,013	5.5%	87.7%
Washington	13	1,324,586	2.9%	98.8%	11	1,098,752	3.2%	97.6%
Pennsylvania	12	1,319,480	2.9%	95.5%	2	225,697	0.7%	100.0%
Oregon	9	931,069	2.0%	94.6%	8	838,056	2.5%	95.5%
Delaware	5	655,687	1.4%	90.7%	2	240,418	0.7%	99.9%
Tennessee	6	636,534	1.4%	94.3%	7	697,034	2.1%	70.4%
Arizona	5	588,486	1.3%	90.7%	5	588,486	1.7%	93.1%
South Carolina	8	522,027	1.1%	96.5%	8	522,109	1.5%	95.7%
Wisconsin	3	372,382	0.8%	94.4%	—	—	—	—
Alabama	4	324,044	0.7%	85.9%	4	324,044	1.0%	86.7%
Kentucky	2	302,670	0.7%	96.9%	2	302,670	0.9%	97.5%
Minnesota	2	301,097	0.7%	97.3%	—	—	—	—
Michigan	3	282,408	0.6%	94.5%	4	368,348	1.1%	93.4%
Indiana	3	229,431	0.5%	86.4%	1	90,340	0.3%	69.2%
Connecticut	1	177,207	0.4%	93.6%	—	—	—	—
New Jersey	2	156,482	0.4%	97.8%	—	—	—	—
New Hampshire	2	141,068	0.3%	49.1%	2	138,488	0.4%	50.0%
Nevada	1	119,313	0.3%	71.7%	1	118,495	0.4%	45.5%
Dist. of Columbia	1	16,834	0.0%	100.0%	—	—	—	—

Total	383	45,426,064	100.0%	93.6%	291	33,815,970	100.0%	92.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	June 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	41	5,011,225	21.1%	90.9%	44	5,479,470	22.3%	90.5%
Florida	37	4,574,756	19.2%	94.9%	38	4,684,299	19.1%	94.6%
Texas	29	3,636,125	15.3%	89.1%	29	3,652,338	14.9%	88.8%
Ohio	13	1,767,226	7.4%	85.6%	13	1,767,110	7.2%	87.1%
Georgia	16	1,532,294	6.4%	96.5%	17	1,656,297	6.8%	96.1%
Colorado	11	1,093,404	4.6%	97.0%	11	1,093,403	4.4%	97.6%
Virginia	9	1,016,787	4.3%	88.8%	8	925,491	3.8%	86.4%
North Carolina	9	970,506	4.1%	96.4%	9	970,508	3.9%	97.5%
Washington	8	707,568	3.0%	99.4%	9	747,440	3.0%	97.3%
Tennessee	6	636,534	2.7%	94.3%	6	633,034	2.6%	67.4%
Oregon	6	574,371	2.4%	96.1%	6	574,458	2.3%	96.1%
Arizona	4	480,839	2.0%	88.6%	4	480,839	2.0%	91.6%
Illinois	3	415,011	1.7%	97.9%	3	415,011	1.7%	97.4%
Michigan	3	282,408	1.2%	94.5%	4	368,348	1.5%	93.4%
Delaware	2	240,418	1.0%	99.2%	2	240,418	1.0%	99.9%
Pennsylvania	2	225,697	0.9%	95.3%	2	225,697	0.9%	100.0%
New Hampshire	2	141,068	0.6%	49.1%	2	138,488	0.6%	50.0%
South Carolina	2	140,900	0.6%	90.2%	2	140,982	0.6%	85.7%
Alabama	2	130,486	0.6%	94.4%	2	130,486	0.5%	97.3%
Nevada	1	119,313	0.5%	71.7%	1	118,495	0.5%	45.5%
Indiana	1	90,547	0.4%	69.3%	1	90,340	0.4%	69.2%

Total	207	23,787,483	100.0%	92.1%	213	24,532,952	100.0%	91.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	June 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,518,919	16.3%	96.1%	7	1,048,332	11.3%	99.1%
Virginia	23	2,764,392	12.8%	96.5%	4	562,833	6.1%	98.9%
Maryland	19	2,254,206	10.4%	96.8%	2	326,638	3.5%	93.9%
Illinois	14	1,980,527	9.2%	96.7%	6	776,413	8.4%	98.3%
Florida	13	1,460,522	6.7%	95.9%	12	1,286,599	13.8%	96.1%
Georgia	17	1,460,251	6.7%	92.8%	19	1,727,198	18.6%	98.6%
Colorado	8	1,249,423	5.8%	96.4%	4	545,652	5.9%	98.7%
Texas	8	1,136,718	5.3%	93.1%	3	316,602	3.4%	94.6%
Pennsylvania	10	1,093,783	5.1%	95.6%	—	—	—	—
North Carolina	5	1,074,064	5.0%	91.1%	4	919,936	9.9%	90.7%
Washington	5	617,018	2.8%	98.1%	2	351,312	3.8%	98.1%
Delaware	3	415,269	1.9%	85.7%	—	—	—	—
South Carolina	6	381,127	1.8%	98.9%	6	381,127	4.1%	99.3%
Wisconsin	3	372,382	1.7%	94.4%	—	—	—	—
Oregon	3	356,698	1.6%	92.1%	2	263,598	2.8%	94.3%
Kentucky	2	302,670	1.4%	96.9%	2	302,670	3.3%	97.5%
Minnesota	2	301,097	1.4%	97.3%	—	—	—	—
Alabama	2	193,558	0.9%	80.2%	2	193,558	2.1%	79.6%
Connecticut	1	177,207	0.8%	93.6%	—	—	—	—
New Jersey	2	156,482	0.7%	97.8%	—	—	—	—
Indiana	2	138,884	0.6%	97.5%	—	—	—	—
Ohio	1	108,903	0.5%	97.6%	1	108,903	1.2%	96.1%
Arizona	1	107,647	0.5%	100.0%	1	107,647	1.1%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	—	—	—	—
Tennessee	—	—	—	—	1	64,000	0.7%	100.0%

Total	176	21,638,581	100.0%	95.4%	78	9,283,018	100.0%	96.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2005:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (c)
Kroger	78	8.2%	6.8%
Safeway	80	7.8%	4.6%
Publix	60	6.2%	4.0%
Albertsons	39	2.9%	2.2%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	For the Combined Properties.
(c)	Annualized base rent includes the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties which reflects our effective risk related to those tenants.

Liquidity and Capital Resources

General

We expect that cash generated from revenues, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $98.2 million and $111.9 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, our gains from the sale of real estate were $29.6 million and $11.1 million, we incurred capital expenditures of $5.1 million and $4.6 million to maintain our shopping centers, paid scheduled principal payments of $3.2 million and $2.8 million to our lenders, and paid dividends and distributions of $82.4 million and $78.1 million to our share and unit holders, respectively.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. On February 21, 2005, Winn-Dixie Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently lease seven stores to Winn-Dixie, three of which are owned directly by us and four are owned in joint ventures. Our annualized base rent from Winn-Dixie including our share of the joint ventures is $1.8 million or less than one-half of 1% of our annual base rents. Winn-Dixie currently owes Regency $76,468 in pre-petition rent related to common area expense reimbursements, and is current on all rent post-petition. Winn-Dixie continues to review their portfolio of stores, and has given us notice of rejection on two stores owned in a joint venture. It is possible that Winn-Dixie may reject additional stores owned by us. We are not aware at this time of the current or pending bankruptcy of any of our other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of our annual base rental revenues.

We expect to meet long-term capital requirements for redeemable preferred units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and (v) equity raised in the private or public markets. At June 30, 2005, we had $198.6 million available for equity securities under our shelf registration and RCLP had $180 million available for debt under its shelf registration. In July 2005, we increased the RCLP shelf to $600 million.

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

Shopping Center Developments, Acquisitions and Sales

On a Combined Basis, we had 26 projects under construction or undergoing major renovations at June 30, 2005, which, when completed, will represent an investment of $597.1 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $95.5 million. Costs necessary to complete these developments are estimated to be $278.2 million. These costs are usually already committed as part of existing construction contracts, and will be expended through 2009. These developments are approximately 53% complete and 75% pre-leased. The costs necessary to complete these developments will be funded from the Company’s unsecured line of credit, which had $235 million of available funding at June 30, 2005.

During the six months ended June 30, 2005, the Company sold 100% of its interest in five properties for net proceeds of $61.8 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $6.0 million and $9.9 million for the six months ended June 30, 2005 and 2004, respectively.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At June 30, 2005, we had investments in real estate partnerships of $567.7 million. The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Number of Joint Ventures	12	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	176	78

Combined Assets	$4,348,964	$1,439,617
Combined Liabilities	2,488,847	689,988
Combined Equity	1,860,117	749,629

Regency’s Share of:
Assets	$1,389,191	$374,430
Liabilities	804,920	179,459

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, these co-investment partners pay us fees for asset management, property management, and acquisition and disposition services. During the six months ended June 30, 2005 and 2004, we received fees from these joint ventures of $19.7 million and $3.0 million, respectively. Our investments in real estate partnerships as of June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25%	$62,970	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,708	8,001
Macquarie CountryWide-Regency II (MCWR II)	35%	392,221	—
Columbia Regency Retail Partners (Columbia)	20%	40,344	41,380
Cameron Village LLC (Columbia)	30%	21,685	21,612
Columbia Regency Partners II (Columbia)	20%	2,051	3,107
RegCal, LLC (RegCal)	25%	13,101	13,232
Other investments in real estate partnerships	50%	27,586	27,211

Total		$567,666	179,677

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of June 30, 2005, Columbia owned 17 shopping centers, had total assets of $482.3 million, and net income of $6.8 million. Our share of Columbia’s total assets and net income was $108.6 million and $1.2 million, respectively. Columbia sold one shopping centers during the six months ended June 30, 2005 for $19.7 million to an unrelated party with a loss of $242,176.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2005, RegCal owned four shopping centers, had total assets of $126.7 million, and had net income of $1.3 million. Our share of RegCal’s total assets and net income was $31.7 million and $390,768, respectively.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in three joint ventures, two in which we have an ownership interest of 25% (collectively, “MCWR”), and one in which we have an ownership interest of 35% (“MCWR II”).

As of June 30, 2005, MCWR owned 50 shopping centers, had total assets of $740.7 million, and net income of $8.3 million. Our share of MCWR’s total assets and net income was $185.2 million and $2.1 million, respectively. During the six months ended June 30, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. We contributed $4.5 million for our proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired one shopping center from us valued at $22.1 million, for which we received cash of $17.1 million. MCWR sold three shopping centers during the six months ended June 30, 2005 for $34.7 million to unrelated parties with a loss of $254,469.

On June 1, 2005, Macquarie CountryWide-Regency II, LLC (MCWR II) closed on the acquisition of 100 retail shopping centers (the “First Washington Portfolio”) totaling approximately 12.6 million square feet located throughout 17 states and the District of Columbia from a joint venture between CalPERS and an affiliate of First Washington Realty, Inc. (the “Sellers”) pursuant to a Purchase and Sale Agreement dated February 14, 2005. The total purchase price was approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. MCWR II is owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. Including its share of US Manager, Regency’s effective ownership is 35% and is reflected as such in the accompanying consolidated financial statements. Regency’s required equity investment in MCWR II was approximately $397 million and was paid in cash. The fair value of the consideration paid by MCW and Regency was used as the valuation basis for the First Washington Portfolio. The costs of the assets acquired and liabilities assumed in conjunction with the First Washington Portfolio were revalued based on their respective fair values as of the effective date of the acquisition in accordance with SFAS No. 141, Business Combinations (“Statement 141”).

Upon closing of the acquisition into the joint venture, MCWR II paid us acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which we recognized $13.8 million as fee income. We only recognized fee income on that portion of the joint venture not owned by us and as a result, recorded $7.4 million of the fee as a reduction to our investment in MCWR II. We have the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007 if earned. We will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to us, the Seller has agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in lower property management fee income to us during the transition period. As of June 30, 2005, MCWR II had total assets of $2.9 billion and net loss of $3.6 million. Our share of MCWR II’s total assets and net loss was $1.0 billion and $1.2 million, respectively.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia, RegCal, MCWR, and MCWRII intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from unrelated parties, we are required to contribute our pro-rata share of the purchase price to the partnerships.

On June 1, 2005, Regency entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”). The purpose of the Bridge Loan was to partially provide the financing necessary for Regency’s 35% equity investment of $397 million in MCWR II. Regency’s equity investment not funded from the Bridge Loan was drawn from its line of credit. The Bridge Loan facility was fully drawn on the closing date. Interest accrues at a floating rate of LIBOR plus 65 basis points, which is subject to adjustment based on the credit ratings assigned by Regency’s rating agencies. Interest only is payable monthly, and principal is due at maturity, except that the loan is subject to mandatory prepayment from the net cash proceeds of any equity issuances.

On April 5, 2005, Regency entered into a forward stock purchase contract with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) pursuant to which Regency has agreed to issue 4.3 million of its common shares and Citibank has agreed to purchase the shares at $46.60 per share. The forward stock purchase contract will settle no later than October 31, 2005. On August 1, 2005, we completed the sale of 3.8 million shares to Citibank and received proceeds of $175.5 million. As a result of several debt and equity transactions completed in July and August, 2005, as further described below, the Bridge Loan was fully repaid on August 1, 2005.

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $410.2 million and $114.6 million for the six months ended June 30, 2005 and 2004.

Notes Payable

Outstanding debt at June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$206,330	275,726
Variable rate mortgage loans	67,987	68,418
Fixed rate unsecured loans	949,035	948,946

Total notes payable	1,223,352	1,293,090
Unsecured line of credit	265,000	200,000
Bridge Loan	275,000	—

Total	$1,763,352	1,493,090

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 7.10%.

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and we have the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on June 30, 2005 was $265 million, $122 million of which was drawn for purposes of financing a portion of our $397 million equity investment into MCWR II. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 4.0% at June 30, 2005 and 3.1875% at December 31, 2004. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

On February 15, 2005, we executed a commitment letter related to the Line which temporarily modified certain Line covenants related to our borrowing capacity and leverage in conjunction with the $275 million Bridge Loan as part of the First Washington Portfolio acquisition. The temporary modifications expire and the Bridge Loan matures on March 1, 2006. As of August 1, 2005, the Bridge Loan was fully repaid.

The combined borrowings under the Line of $122 million and the Bridge Loan provided the funding of our $397 million equity investment in MCWR II. On July 18, 2005, we issued $350 million of unsecured notes, the proceeds of which were used to reduce the Bridge Loan by $180 million to $95 million and to reduce the Line by approximately $170 million. The notes bear interest at 5.25% and mature August 1, 2015. On August 1, 2005, we received proceeds of approximately $175.5 million from the sale of common shares, as further described below, which fully repaid the Bridge Loan and further reduced the balance of the Line.

As of June 30, 2005, scheduled principal repayments on notes payable, the Line and the Bridge Loan were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$4,036	153,251	157,287
2006 (includes the Bridge Loan)	3,762	302,863	306,625
2007 (includes the Line)	3,542	324,604	328,146
2008	3,388	19,455	22,843
2009	3,347	53,004	56,351
2010	3,227	177,033	180,260
Beyond 5 Years	10,976	697,787	708,763
Unamortized debt premiums	—	3,077	3,077

Total	$32,278	1,731,074	1,763,352

We have approximately $153.3 million of debt maturing in 2005 of which $100 million was repaid from the proceeds of the $350 million unsecured debt offering previously discussed. We also renewed $25 million of variable rate debt during July, 2005 and extended the maturity date for 2 years. The balance of maturing debt of $28.3 million represent secured mortgage loans, which will be repaid upon maturity using proceeds from the Line.

Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $2.4 billion at June 30, 2005, which mature through 2028. Our proportionate share of these loans was $762.3 million, of which 80.4% had average fixed interest rates of 5.1% and the balance had variable interest rates based upon a spread above LIBOR of 0.35% to 1.00%. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). At June 30, 2005, 66% of our total debt had fixed interest rates, compared with 82% at December 31, 2004. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At June 30, 2005, our variable rate debt represented 34% of our total debt due to the outstanding balance of the $275 million Bridge Loan. As a result of the debt and equity transactions that occurred subsequent to June 30, 2005 discussed elsewhere, and the related payoff of the Bridge Loan and reduction to the Line, the amount of variable rate debt was reduced to a level below our acceptable level of risk. Based upon the variable interest-rate debt outstanding at June 30, 2005, if variable interest rates were to increase by 1%, our annual interest expense would increase by $6.1 million.

On April 1, 2005, we entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. We designated the $196.7 million swaps as cash flow hedges to fix the rate on $200 million of unsecured notes expected to be issued during July 2005, the proceeds of which were expected to be used to repay $100 million of fixed rate unsecured notes maturing on July 15, 2005 and reduce the Line. As described above, we issued $350 million of unsecured notes priced to yield 5.25%. The fair value of the swaps was a liability of $11.5 million as of June 30, 2005, and is recorded in other liabilities in the accompanying balance sheet. On July 13, 2005, the Company settled the swaps with a payment to the counter-parties for $7.3 million which will be included as an adjustment to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005. The effective interest rate on the notes including the amortization of the swap settlement amount will be approximately 5.48%.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure. The following describes our equity capital transactions as of June 30, 2005.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2005 and 2009, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 7.45% to 8.75%. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit after ten years from the date of issue or as modified and agreed to by us. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2005 and December 31, 2004, the face value of total Preferred Units issued was $104 million, with a weighted average fixed distribution rate of 8.13%. Included in Preferred Units are original issuance costs of $2.2 million that will be expensed as the underlying Preferred Units are redeemed in the future. On August 1, 2005, we redeemed the $30 million Series E Preferred Units and expensed related issuance costs of $762,180. The redemption was funded from the proceeds of the common stock sale completed August 1, 2005 as discussed below under Common Stock. We expect to redeem the $24 million Series F Preferred Units during September 2005 and expense their related issuance costs of $634,201. The redemption prices will be funded from the additional sale of common shares expected to be completed in September as further discussed below under Common Stock.

Preferred Stock

At June 30, 2005 we had two series of Preferred stock outstanding. The Series 3 stock was issued in 2003 and represents 3 million depositary shares or 300,000 shares of 7.45% Series 3 Cumulative Redeemable Preferred Stock. The Series 4 stock was issued in 2004 and represents 5 million depositary shares or 500,000 shares of 7.25% Series 4 Cumulative Redeemable Preferred Stock. On August 2, 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, the proceeds of which were used to reduce the balance of the Line. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company, are redeemable at par upon our election five years after the issuance date, and have a liquidation value of $25 per share. The terms of Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, we entered into an agreement to sell 4,312,500 shares of our common stock at $46.60 per share to Citigroup, in connection with a forward sale agreement (the “Forward Sale Agreement”) which is required to be settled on or before October 31, 2005. The net proceeds from the offering will be used to repay a portion of the balance of the $275 million Bridge Loan and Line and redeem the Series E Preferred Units discussed above. On August 1, 2005, we completed the sale of 3,782,500 shares and received proceeds of $175.5 million. We expect complete the sale of the remaining 530,000 shares in September, at which time we will use the proceeds to redeem the Series F Preferred Units.

In summary, net cash provided by financing activities was $243.0 million for the six months ended June 30, 2005 and net cash used in financing activities was $21.8 million for the six months ended June 30, 2004. The financing transactions related to the debt and equity activity are discussed above and the investing activity is also discussed within Liquidity and Capital Resources.

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

Revenue Recognition and Tenant Receivables – Tenant Receivables represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, we analyze the accounts of tenants in bankruptcy, and we estimate the recovery of pre-petition and post-petition claims. Our reported net income is directly affected by our estimate of the recoverability of tenant receivables.

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

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement 141. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

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

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are likely to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) is not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties that the Company, in its judgment, has no continuing involvement with are classified as discontinued.

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the shopping centers held in the joint ventures in the same way that we conduct the business of our wholly-owned shopping centers; therefore, the Critical Accounting Policies as described are also applicable to our investment in the joint ventures and the fees that we earn. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

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

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We are currently evaluating the effect of this consensus on its consolidation policies.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 154.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Company’s financial position or results of operations. We are not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 154.

Results from Operations

Comparison of the three months ended June 30, 2005 to 2004

Our revenues increased by $19.9 million, or 22%, to $111.5 million in 2005. As a result of MCWR II acquiring the First Washington Portfolio on June 1, 2005, we earned and recorded $13.8 million in fees related to acquisition, due diligence and debt placement services that we provided to MCWR II. MCWR II paid us approximately $21.2 million for these services, however, as previously discussed, the amount recognized as fee income includes only that portion of fees paid by the venture not owned by us. The increase in revenues was also related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, operating properties acquired subsequent to June 30, 2004 that had no revenues during the comparable prior year period, and revenues from new developments commencing operations subsequent to June 30, 2004. During the three months ended June 30, 2005, our minimum rent increased by $4.2 million, or 6%, and our recoveries from tenants increased $1.7 million, or 9%. Percentage rent was $269,603 in 2005, compared with $336,689 in 2004.

Our operating expenses increased by $5.3 million, or 11%, to $54.5 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $1.5 million, or 7%, for the three months ended June 30, 2005 to $23.4 million. This increase was primarily due to shopping centers acquired during 2004 and new developments that only recently began operating and therefore did not incur operating expenses during the three month period ending on June 30, 2004.

Our general and administrative expenses were $9.4 million for the three months ended June 30,

2005, compared with $7.2 million in 2004, or 30% higher, related to an increase in the total number of employees in preparation for management of the acquisition of the First Washington Portfolio by MCWR II and higher costs associated with incentive compensation related to the Company’s decision to implement FAS 123R early resulting in the expensing of stock options and new grants of restricted stock as part of our long-term compensation plan.

Our depreciation and amortization expense increased $1.8 million for the three months ended June 30, 2005 primarily related to new development properties placed in service and operating properties acquired subsequent to June 30, 2004 that had no operations during the comparable prior year period.

Our net interest expense increased to $22.3 million for the three months ended June 30, 2005 from $18.6 million in 2004. Average interest rates on our outstanding debt were 5.95% at June 30, 2005 and 2004. Our weighted average outstanding debt at June 30, 2005 was $1.6 billion compared to $1.5 billion at June 30, 2004 primarily related to the financing associated with our $397 million equity investment in MCWR II.

Income from discontinued operations was $8.6 million for the three months ended June 30, 2005 related to three properties sold to unrelated parties for net proceeds of $27.1 million and three properties classified as held-for-sale. Income from discontinued operations was $4.5 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with the adoption of Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units and income taxes.

Net income for common stockholders was $40.2 million in 2005, compared with $25.1 million in 2004 or a 60% increase for the reasons described above. Diluted earnings per share were $0.63 in 2005, compared with $0.41 in 2004, or 54% higher.

Comparison of the six months ended June 30, 2005 to 2004

At June 30, 2005, on a Combined Basis, we were operating or developing 383 shopping centers, as compared to 291 shopping centers at the end of 2004. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At June 30, 2005, on a Combined Basis, we were developing 26 properties, as compared to 34 properties at the end of 2004.

Our revenues increased by $27.7 million, or 15%, to $210.8 million in 2005. As a result of MCWR II acquiring the First Washington Portfolio on June 1, 2005, we recorded $13.8 million in fees related to acquisition, due diligence and debt placement services that we provided to MCWR II. MCWR II paid us approximately $21.2 million for these services, however, as previously discussed, the amount recognized as fee income includes only that portion of fees paid by the venture not owned by us. The increase in revenues was also related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, operating properties acquired subsequent to June 30, 2004 that had no revenues during the comparable prior year period, and revenues from new developments commencing operations subsequent to June 30, 2004. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2005, our minimum rent increased by $8.5 million, or 6%, and our recoveries from tenants increased $3.8 million, or 10%. Percentage rent was $818,649 in 2005, compared with $787,996 in 2004.

Our operating expenses increased by $10.9 million, or 11%, to $108.4 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $2.4 million, or 5%, for the six months ended June 30, 2005 to $46.9 million. This increase was primarily due to shopping centers acquired during 2004 and new developments that only recently began operating and therefore did not incur operating expenses during the six month period ending on June 30, 2004.

Our general and administrative expenses were $18.1 million for the six months ended June 30, 2005, compared with $13.1 million in 2004, or 38% higher, related to an increase in the total number of employees in preparation for management of the acquisition of the First Washington Portfolio by MCWR II and higher costs associated with incentive compensation related to the Company’s decision to implement FAS 123R early resulting in the expensing of stock options and new grants of restricted stock as part of our long-term compensation plan.

Our depreciation and amortization expense increased $2.7 million for the six months ended June 30, 2005 primarily related to new development properties placed in service and operating properties acquired subsequent to June 30, 2004 that had no operations during the comparable prior year period.

Our net interest expense increased to $42.6 in 2005 from $39.7 million in 2004. Average interest rates on our outstanding debt were 5.95% at June 30, 2005 and 2004. Our weighted average outstanding debt at June 30, 2005 was $1.6 billion compared to $1.5 billion at June 30, 2004 primarily related to the financing associated with our $397 million equity investment in MCWR II.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $5.7 million in gains from the sale of 12 out-parcels for proceeds of $10.9 million and $4.4 million in gains related to the sale of two development properties. For the period ended June 30, 2004, the gains from the sale of operating and development properties included $6.9 million from the sale of 13 out-parcels for proceeds of $14.9 million and $739,473 in gains for properties sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our minority investment.

Income from discontinued operations was $18.1 million in 2005 related to five properties sold to unrelated parties for net proceeds of $61.8 million and three properties classified as held-for-sale. Income from discontinued operations was $6.7 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with the adoption of Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units and income taxes.

Minority interest of preferred units declined $5.9 million to $4.2 million in 2005 as a result of redeeming $125 million of preferred units during 2004 in combination with negotiating a lower rate on $50 million of preferred units. Preferred stock dividends increased $4.5 million to $7.3 million in 2005 as a result of the issuance of $125 million of Series 4 preferred stock in August 2004, of which a portion of the proceeds were used to redeem the preferred units.

Net income for common stockholders was $74.9 million in 2005, compared with $46.5 million in 2004 or a 61% increase for the reasons described above. Diluted earnings per share were $1.18 in 2005, compared with $0.77 in 2004, or 53% higher.

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

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2005, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$132,287	24,576	27,208	22,843	56,351	180,260	708,763	1,152,288	1,212,162
Average interest rate for all fixed rate debt	7.18%	7.17%	7.15%	7.16%	7.12%	6.80%	6.21%	—
Variable rate LIBOR debt	$25,000	282,049	300,938	—	—	—	—	607,987	607,987
Average interest rate for all variable rate debt	3.56%	3.23%	3.23%	—	—	—	—	—

As the table incorporates only those exposures that exist as of June 30, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We sold the following equity securities during the quarter ended June 30, 2005 that we did not report on Form 8-K because they represent in the aggregate less than 1% of our outstanding common stock. All shares were issued to a total of four accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of common units of our operating partnership, Regency Centers, L.P.

Date	Number of Shares
5/10/05	33,200
5/19/05	10,346
6/10/05	30,559

(b)	None

(c)	Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	(a) Average price paid per share	(b) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
Period
April 1 through April 30, 2005	—	—	—	—
May 1 through May 31, 2005	—	—	—	—
June 1 through June 30, 2005	11,263	$59.57	—	—

Total	11,263	$59.57	—	—

[1]	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Regency Centers Corporation was held on May 3, 2005. At the 2004 annual meeting, shareholders approved a proposal eliminating classification of our board of directors. Consequently, all eleven members of the board were standing for reelection at the 2005 meeting and the directors were elected by a plurality of the votes cast. Therefore, in accordance with the voting results listed above, all directors were reelected to serve until the 2006 annual meeting and until their successors are elected and qualified.

Nominee	For	Withheld
Raymond L. Bank	50,983,264	818,628
C. Ronald Blankenship	47,120,356	4,681,536
A. R. Carpenter	46,281,203	5,520,689
J. Dix Druce	47,559,405	4,242,487
Mary Lou Fiala	50,358,386	1,443,506
Bruce M. Johnson	47,402,148	4,399,744
Douglas S. Luke	22,321,743	29,480,149
John C. Schweitzer	47,121,574	4,680,318
Martin E. Stein, Jr.	50,328,293	1,473,599
Thomas G. Wattles	51,565,862	236,030
Terry N. Worrell	51,571,497	230,395

Item 5. Other Information

Adoption of 2005 Incentive Compensation Plan (Item 1.01 of Form 8-K)

On February 28, 2005, the compensation committee of the board of directors of Regency Centers Corporation finalized performance criteria for the 2005 Incentive Compensation Plan to be effective for 2005, which the committee previously adopted in concept at its December 15, 2004 meeting.

The 2005 plan establishes performance criteria for the award to senior management of cash bonuses for 2005 and equity compensation under Regency’s existing Long-Term Omnibus Plan. Regency’s three senior executive officers, along with its five managing directors are eligible for awards under the 2005 plan. The performance criteria will vary depending on the officer’s position and are primarily tied to growth in funds from operations per share, as defined by the National Association of Real Estate Investment Trusts (FFO). Once earned, long-term incentive awards will take the form of stock rights awards with dividend equivalent units that will vest over time.

Ratio of Earnings to Fixed Charges:

The following table shows our consolidated ratio of earnings to fixed charges for the periods indicated:

	For the six months ended June 30,
	2005	2004
Ratio of earnings to fixed charges	2.2	1.9

Item 6. Exhibits

(a)	Exhibits:

4.	Instruments defining the rights of security holders, including indentures

4.1	Indenture dated as of July 18, 2005 among Regency Centers, L.P., Regency Centers Corporation, as Guarantor, and Wachovia Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005).

4.2	Registration Rights Agreement dated as of July 18, 2005 among Regency Centers, L.P. and Regency Centers Corporation, on the one hand, and Wachovia Capital Market, LLC and J.P. Morgan Securities Inc. as representatives of the initial purchasers referenced therein, on the other hand (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005).

10.	Material Contracts

10.1	2005 Incentive Compensation Plan for Executive Officers.

10.2	Credit Agreement dated June 1, 2005 by and among Regency Centers, L.P. as Borrower, Regency Centers Corporation as Guarantor, each of the Lenders signatory thereto and Wells Fargo Bank, National Association as Agent.

10.3	Amended and Restated Limited Liability Company Agreement dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited.

10.4	Purchase Agreement dated as of July 13, 2005 among Regency Centers, L.P. and Regency Centers Corporation, on the one hand, and Wachovia Capital Market, LLC and J.P. Morgan Securities Inc. as representatives of the initial purchasers referenced therein, on the other hand.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	REGENCY CENTERS CORPORATION

	By:	/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer