Form 10-Q
period 2006-03-31
REGENCY CENTERS CORP
filed 2006-05-08
CIK 910606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

(Check One): Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

(Applicable only to Corporate Registrants)

As of May 5, 2006, there were 68,582,297 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(in thousands, except share data)

	2006	2005
	(unaudited)
Assets
Real estate investments at cost:
Land	$853,078	853,275
Buildings and improvements	1,934,326	1,926,297

	2,787,404	2,779,572
Less: accumulated depreciation	398,371	380,613

	2,389,033	2,398,959
Properties in development	487,717	413,677
Operating properties held for sale	—	36,567
Investments in real estate partnerships	438,228	545,617

Net real estate investments	3,314,978	3,394,820
Cash and cash equivalents	88,056	42,458
Notes receivable	34,284	46,473
Tenant receivables, net of allowance for uncollectible accounts of $3,932 and $3,849 at March 31, 2006 and December 31, 2005, respectively	52,034	56,878
Deferred costs, less accumulated amortization of $33,497 and $31,846 at March 31, 2006 and December 31, 2005, respectively	41,811	41,657
Acquired lease intangible assets, less accumulated amortization of $7,459 and $6,593 at March 31, 2006 and December 31, 2005, respectively	9,315	10,182
Other assets	30,062	23,747

	$3,570,540	3,616,215

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,438,848	1,451,942
Unsecured line of credit	108,000	162,000
Accounts payable and other liabilities	103,875	110,800
Acquired lease intangible liabilities, net	3,969	4,207
Tenants’ security and escrow deposits	10,206	10,276

Total liabilities	1,664,898	1,739,225

Preferred units	49,158	49,158
Exchangeable operating partnership units	25,743	27,919
Limited partners’ interest in consolidated partnerships	11,978	11,088

Total minority interest	86,879	88,165

Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 3,000,000 and 800,000 shares issued and outstanding at both March 31, 2006 and December 31, 2005 with liquidation preferences of $25 and $250 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 73,814,374 and 73,263,472 shares issued at March 31, 2006 and December 31, 2005, respectively	738	733
Treasury stock at cost, 5,384,135 and 5,297,129 shares held at March 31, 2006 and December 31, 2005, respectively	(111,414)	(111,414)
Additional paid in capital	1,715,120	1,713,620
Accumulated other comprehensive loss	(8,552)	(11,692)
Distributions in excess of net income	(52,129)	(77,422)

Total stockholders’ equity	1,818,763	1,788,825

Commitments and contingencies
	$3,570,540	3,616,215

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended March 31, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
Revenues:
Minimum rent	$74,214	69,141
Percentage rent	437	528
Recoveries from tenants	21,403	20,562
Management, acquisition and other fees	7,260	3,318
Equity in income of investments in real estate partnerships	755	2,391

Total revenues	104,069	95,940

Operating expenses:
Depreciation and amortization	21,147	19,619
Operating and maintenance	12,242	12,670
General and administrative	10,803	8,652
Real estate taxes	10,853	9,910
Other expenses	3,658	1,428

Total operating expenses	58,703	52,279

Other expense (income)
Interest expense, net of interest income of $1,591 and $486 in 2006 and 2005, respectively	19,464	20,388
Gain on sale of operating properties and properties in development	(15,680)	(6,542)

Total other expense (income)	3,784	13,846

Income before minority interests	41,582	29,815
Minority interest of preferred units	(931)	(2,112)
Minority interest of exchangeable operating partnership units	(658)	(607)
Minority interest of limited partners	(511)	(76)

Income from continuing operations	39,482	27,020
Discontinued operations, net:
Operating income from discontinued operations	952	2,532
Gain on sale of operating properties and properties in development	30,341	8,796

Income from discontinued operations	31,293	11,328

Net income	70,775	38,348
Preferred stock dividends	(4,919)	(3,662)

Net income for common stockholders	$65,856	34,686

Income per common share - basic:
Continuing operations	$0.51	0.37
Discontinued operations	0.46	0.18

Net income for common stockholders per share	$0.97	0.55

Income per common share - diluted:
Continuing operations	$0.51	0.37
Discontinued operations	0.46	0.18

Net income for common stockholders per share	$0.97	0.55

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2006

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2005	$275,000	733	(111,414)	1,713,620	(11,692)	(77,422)	1,788,825
Comprehensive Income:
Net income	—	—	—	—	—	70,775	70,775
Amortization of loss on derivative instruments	—	—	—	—	326	—	326
Change in fair value of derivative instruments	—	—	—	—	2,814	—	2,814

Total comprehensive income							73,915
Restricted stock issued, net of amortization	—	3	—	4,177	—	—	4,180
Common stock issued for stock options exercised, net	—	1	—	(5,316)	—	—	(5,315)
Common stock issued for partnership units exchanged	—	1	—	4,614	—	—	4,615
Reallocation of minority interest	—	—	—	(1,975)	—	—	(1,975)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(4,919)	(4,919)
Common stock ($.595 per share)	—	—	—	—	—	(40,563)	(40,563)

Balance at March 31, 2006	$275,000	738	(111,414)	1,715,120	(8,552)	(52,129)	1,818,763

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$70,775	38,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,908	22,266
Deferred loan cost and debt premium amortization	823	584
Stock based compensation	4,281	4,343
Minority interest of preferred units	931	2,112
Minority interest of exchangeable operating partnership units	1,180	863
Minority interest of limited partners	511	76
Equity in income of investments in real estate partnerships	(755)	(2,391)
Net gain on sale of properties	(46,527)	(17,724)
Distributions from operations of investments in real estate partnerships	8,730	3,761
Changes in assets and liabilities:
Tenant receivables	4,844	10,860
Deferred leasing costs	(1,935)	(1,668)
Other assets	(4,214)	(5,971)
Accounts payable and other liabilities	(29,734)	(35,399)
Tenants’ security and escrow deposits	(70)	(90)

Net cash provided by operating activities	29,748	19,970

Cash flows from investing activities:
Development of real estate including land acquired	(77,150)	(56,690)
Proceeds from sale of real estate investments	194,467	59,240
Repayment of notes receivable, net	14,589	2,394
Investments in real estate partnerships	(4,791)	(11,166)
Distributions received from investments in real estate partnerships	—	9,814

Net cash provided by investing activities	127,115	3,592

Cash flows from financing activities:
Net proceeds from common stock issuance	1,637	3,128
Contributions from limited partners in consolidated partnerships	205	29
Distributions to exchangeable operating partnership unit holders	(715)	(757)
Distributions to preferred unit holders	(931)	(2,112)
Dividends paid to common stockholders	(39,596)	(34,654)
Dividends paid to preferred stockholders	(4,919)	(3,662)
Repayment of unsecured line of credit, net	(54,000)	(25,000)
Repayment of notes payable	(11,790)	(352)
Scheduled principal payments	(1,156)	(1,484)
Deferred loan costs	—	(427)

Net cash used in financing activities	(111,265)	(65,291)

Net increase (decrease) in cash and cash equivalents	45,598	(41,729)
Cash and cash equivalents at beginning of the period	42,458	95,320

Cash and cash equivalents at end of the period	$88,056	53,591

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $5,145 and $2,721 in 2006 and 2005, respectively)	$34,023	31,246

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$4,615	1,770

Real estate contributed as investments in real estate partnerships	$—	5,264

Notes receivable taken in connection with sales of operating properties, properties in development and out parcels	$2,401	—

Change in fair value of derivative instrument	$2,814	—

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 98% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At March 31, 2006, the Partnership directly owned 209 retail shopping centers and held partial interests in an additional 177 retail shopping centers through investments in joint ventures.

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

Investments in joint ventures not controlled by the Company (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Company has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in FIN 46(R). The other venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Company has concluded that the equity method of accounting is appropriate for these interests. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in Real Estate Partnerships.

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

March 31, 2006

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited partnership Units, and four classes of preferred units (Series 3, 4, 5, and D Preferred Units). At March 31, 2006 the Company owned approximately 98% or 68,430,239 Partnership Units of the total 69,571,365 Partnership Units outstanding. Each outstanding Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units are owned by the Company and are eliminated in consolidation. The Series D Preferred Units are owned by institutional investors.

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

March 31, 2006

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At March 31, 2006 and December 31, 2005, the Company had capitalized pre-development costs of $16.7 million and $12.2 million, respectively.

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

March 31, 2006

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

March 31, 2006

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

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the three months ended March 31, 2006 and 2005, the Company’s provision for federal and state income taxes was approximately $3.0 million for each period.

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $31.3 million and $30.6 million at March 31, 2006 and December 31, 2005, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.5 million and $11.1 million at March 31, 2006 and December 31, 2005, respectively.

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

March 31, 2006

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and generally, the approach is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values and pro-forma disclosure is no longer an alternative. Statement 123(R) was effective for fiscal years beginning after December 31, 2005, however the Company elected early adoption effective January 1, 2005. As permitted by Statement 123(R), the Company has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

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

March 31, 2006

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatory redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 had no impact on the Company’s consolidated statements of operations for the periods ended March 31, 2006 and 2005.

At March 31, 2006, the Company held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $7.3 million at March 31, 2006 as compared to their carrying value of $1.2 million. The Company has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

(m)	Recent Accounting Pronouncements (continued)

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

Certain reclassifications have been made to the 2005 amounts to conform to classifications adopted in 2006.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

2.	Real Estate Investments

On April 11, 2006, the Company acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. The acquisition was accounted for as a purchase and the results of its operations are included in the consolidated financial statements from the respective date of acquisition.

3.	Discontinued Operations

Regency maintains a conservative capital structure to fund its growth programs without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets Regency’s stringent quality standards. This recycling strategy calls for the Company to sell properties that do not measure up and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

During 2006, the Company sold 100% of its interest in four properties for net proceeds of $69 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2005 as well as operating properties held for sale, were $1.2 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	2006		2005
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$968	30,847	2,642	11,182
Less: Minority interest	16	506	57	198
Less: Income taxes	—	—	53	2,188

Discontinued operations, net	$952	30,341	2,532	8,796

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

4.	Investments in Real Estate Partnerships

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company has determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Company’s combined investment in these partnerships was $438.2 million and $545.6 million at March 31, 2006 and December 31, 2005, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to the Company earning its pro-rata share of net income in each of the partnerships, these partnerships pay the Company fees for asset management, property management, and acquisition and disposition services. During the three months ended March 31, 2006 and 2005, the Company received fees from these joint ventures of $7.2 million and $3.2 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Company has ownership interests of 20% or 30%. As of March 31, 2006, Columbia owned 16 shopping centers, had total assets of $462.2 million, and net income of $2.9 million. The Company’s share of Columbia’s total assets and net income was $104.9 million and $571,507, respectively.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which the Company has an ownership interest of 25%. As of March 31, 2006, RegCal owned eight shopping centers, had total assets of $171.7 million, and net income of $391,846. The Company’s share of RegCal’s total assets and net income was $42.9 million and $122,653, respectively. During 2006, RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. The Company contributed $2.6 million for its proportionate share of the purchase price, which was net of financing obtained by RegCal.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Company has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (“MCWR II”).

As of March 31, 2006, MCWR I owned 50 shopping centers, had total assets of $728.7 million, and net income of $7.9 million. Regency’s share of MCWR I’s total assets and net income was $182.3 million and $2.3 million, respectively. During 2006, MCWR I sold one shopping center to an unrelated party for $18.2 million for a gain of $5.2 million.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

4.	Investments in Real Estate Partnerships (continued)

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, the Company sold a portion of its investment in MCWR II to MCW for net cash of $113.2 million and reduced its ownership interest from 35% to 24.95%. The proceeds from the sale were used to reduce the unsecured line of credit. At March 31, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by Regency and 0.1% by U S Manager. Including its share of US Manager, Regency’s effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of March 31, 2006, MCWR II owned 97 shopping centers, had total assets of $2.8 billion and recorded a net loss of $8.7 million. Regency’s share of MCWR II’s total assets and net loss was $699.3 million and $2.4 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2006, MCWR II sold three shopping centers for $26.2 million to unrelated parties for a gain of $32,524.

Regency was paid an acquisition fee by MCWR II related to the acquisition of the First Washington Portfolio in 2005. Regency has the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007, if earned. As of March 31, 2006, no portion of the Contingent Acquisition Fees had been earned.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

4.	Investments in Real Estate Partnerships (continued)

The Company’s investments in real estate partnerships as of March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$61,550	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	7,265	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	254,570	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	302	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,415	36,659
Cameron Village LLC (Columbia)	30.00%	21,481	21,633
Columbia Regency Partners II (Columbia)	20.00%	2,117	2,093
RegCal, LLC (RegCal)	25.00%	17,270	14,921
Other investments in real estate partnerships	50.00%	37,258	37,334

Total		$438,228	545,617

(1)	At December 31, 2005 Regency’s ownership interest in Macquarie CountryWide- Regency II was 35%.

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	March 31, 2006	December 31, 2005
Investment in real estate, net	$3,923,605	3,957,507
Acquired lease intangible assets, net	237,709	259,033
Other assets	114,764	102,041

Total assets	$4,276,078	4,318,581

Notes payable	$2,358,195	2,372,601
Acquired lease intangible liabilities, net	81,400	86,108
Other liabilities	71,315	75,282
Partners’ equity	1,765,168	1,784,590

Total liabilities and equity	$4,276,078	4,318,581

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of March 31, 2006 and December 31, 2005, respectively and the Company’s proportionate share of these loans was $593.3 million and $764.2 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s guarantee does not extend beyond its ownership percentage of the joint venture.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Total revenues	$101,463	40,636

Operating expenses:
Depreciation and amortization	45,281	10,659
Operating and maintenance	14,255	6,517
General and administrative	1,577	1,421
Real estate taxes	12,020	4,306

Total operating expenses	73,133	22,903

Other expense (income):
Interest expense, net	30,571	8,845
Gain on sale of real estate	(5,206)	(326)
Other income	116	—

Total other expense (income)	25,481	8,519

Net income	$2,849	9,214

5.	Notes Receivable

The Company has notes receivables outstanding of $34.3 million and $46.5 million at March 31, 2006 and December 31, 2005, respectively. The notes bear interest ranging from 4.25% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Company’s acquired lease intangible assets are all related to in-place leases which have a remaining weighted average amortization period of approximately 4.2 years. The aggregate amortization expense from acquired leases was approximately $866,318 and $892,174 for the three months ended March 31, 2006 and 2005, respectively. Acquired lease intangible liabilities are all related to below-market rents and recorded net of previously accreted minimum rent of $3.1 million and $2.9 million at March 31, 2006 and December 31, 2005, respectively. The remaining weighted average amortization period is approximately 4.9 years.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

7.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$162,292	175,403
Variable rate mortgage loans	77,874	77,906
Fixed rate unsecured loans	1,198,682	1,198,633

Total notes payable	1,438,848	1,451,942
Unsecured line of credit	108,000	162,000

Total	$1,546,848	1,613,942

The Company has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75%. At March 31, 2006, the balance on the Line was $108 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.375% and 5.125% at March 31, 2006 and December 31, 2005, respectively.

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

The fair value of the Company’s variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the estimates used by the Company, the fair value of notes payable and the Line is approximately $1.5 billion.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

7.	Notes Payable and Unsecured Line of Credit (continued)

As of March 31, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$3,124	16,124	19,248
2007 (includes the Line)	3,577	202,407	205,984
2008	3,429	19,617	23,046
2009	3,435	53,090	56,525
2010	3,281	177,186	180,467
2011	3,289	251,090	254,379
Beyond 5 Years	8,711	796,013	804,724
Unamortized debt premiums	—	2,475	2,475

Total	$28,846	1,518,002	1,546,848

8.	Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

On March 10, 2006, the Company entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps was an asset of $2.8 million at March 31, 2006, and is recorded in other assets in the accompanying balance sheet.

On April 1, 2005, the Company entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Company settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Company entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense that will be recorded in 2006 related to the settlement of these swaps is approximately $1.3 million and the unamortized balance at March 31, 2006 is $11.4 million.

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2003 and unrealized gains associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized gains will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

9.	Stockholders’ Equity and Minority Interest

(a)	Preferred Units

At March 31, 2006 and December 31, 2005, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45%, respectively and is recorded on the accompanying balance sheets net of original issuance costs.

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

Terms and conditions for the Series D Preferred Units outstanding as of March 31, 2006 and December 31, 2005 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.450%	09/29/09	01/01/16

The Preferred Units, which may be called by RCLP at par beginning September 29, 2009, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company.

(b)	Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2006 and December 31, 2005 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable by Company
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09
Series 5	3,000,000	—	75,000,000	6.700%	08/02/10

	3,800,000	8,000,000	$275,000,000

In 2005, the Company issued 3 million shares, or $75 million, of 6.70% Series 5 Preferred Stock with a liquidation preference of $25 per share of which the proceeds were used to reduce the balance of the Line. The Series 3 and 4 depositary shares, which have a liquidation preference of $25, and the Series 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

9.	Stockholders’ Equity and Minority Interest (continued)

(c)	Common Stock

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sale were used to reduce the unsecured line of credit and redeem the Series E Preferred Units.

10.	Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2006 and 2005 as follows, the components of which are further described below (in thousands):

	2006	2005
Restricted stock	$4,179	3,892
Stock options	240	360

Total	$4,419	4,252

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At March 31, 2006, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In January 2005, the Company acquired the “reload” rights of existing stock options from the option holders by granting 771,645 options to 37 employees for an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares to 11 employees representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. These stock options and restricted shares vest 25% per year and are expensed over a four-year period beginning in 2005 in accordance with Statement 123(R). The stock option reload right buy-out program was not offered to the non-employee directors. Options granted under the reload buy-out plan do not earn dividend equivalents.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

10.	Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2006:

2006
Per share weighted average fair value of stock options	$8.62
Expected dividend yield	3.6%
Risk-free interest rate	4.8%
Expected volatility	21.0%
Expected life in years	2.3

The following table reports stock option activity during the period ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2005	2,024,900	$47.91
Granted	7,014	67.40
Exercised	(577,425)	47.23		$10,235

Outstanding - March 31, 2006	1,454,489	$48.27	8.3	$27,515

Exercisable - March 31, 2006	868,255	$46.37	7.9	$18,075

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

10.	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the period ended March 31, 2006:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2005	779,145	$5.86
Less: 2006 Vesting	192,911	5.90

Non-vested at March 31, 2006	586,234	$5.85

As of March 31, 2006, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan . That cost is expected to be recognized over a period of three years through 2008.

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

•	The four-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures.

•	Performance grants are earned subject to future performance measurements, which include individual performance measures, annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once the performance criteria are met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.

•	The eight-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term.

Performance grants and 8-year cliff vesting grants are currently only granted to the Company’s senior management. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. The Company determines the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

10.	Stock-Based Compensation (continued)

As of March 31, 2006, there was $34.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in the additional paid in capital column of the statement of stockholders’ equity and comprehensive income (loss). This unrecognized compensation cost will be recognized over the next four years through 2010.

The following table reports restricted stock activity during the period ended March 31, 2006:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2005	923,765
Shares Granted	266,673		$64.20
Shares Vested and Distributed	(418,754)	$26,509

Unvested at March 31, 2006	771,684	$51,849

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

11.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively (in thousands except per share data):

	2006	2005
Numerator:
Income from continuing operations	$39,482	27,020
Discontinued operations	31,293	11,328

Net income	70,775	38,348
Less: Preferred stock dividends	4,919	3,662

Net income for common stockholders	65,856	34,686
Less: Dividends paid on unvested restricted stock	415	411

Net income for common stockholders - basic	65,441	34,275
Add: Dividends paid on Treasury Method restricted stock	73	85

Net income for common stockholders – diluted	$65,514	34,360

Denominator:
Weighted average common shares outstanding for basic EPS	67,408	62,328
Incremental shares to be issued under common stock options using the Treasury method	319	80
Incremental shares to be issued under unvested restricted stock using the Treasury method	122	154

Weighted average common shares outstanding for diluted	67,849	62,562

Income per common share – basic
Income from continuing operations	$0.51	0.37
Discontinued operations	0.46	0.18

Net income for common stockholders per share	$0.97	0.55

Income per common share – diluted
Income from continuing operations	$0.51	0.37
Discontinued operations	0.46	0.18

Net income for common stockholders per share	$0.97	0.55

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended March 31, 2006 and 2005, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2006

12.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $4.0 million, all of which has been reserved. The Company believes that the ultimate disposition of currently known environmental matters will not have a material affect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, returns and portfolio value, our debt ratings, our development program and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. We own, manage, lease, acquire, and develop shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the outstanding operating partnership units. Regency’s operating, investing and financing activities are performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, we operate and manage a real estate investment portfolio that totals $7.3 billion at cost before depreciation with 386 shopping centers in 27 states and the District of Columbia, including approximately $4.1 billion in real estate assets composed of 177 shopping centers owned by unconsolidated joint ventures in 23 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At March 31, 2006, our gross leasable area (“GLA”) on a Combined Basis totaled 45.8 million square feet and was 91.9% leased. The portfolio contains 50.4 million square feet when anchor owned buildings are included. The GLA for the 209 Consolidated Properties totaled 24.1 million square feet and was 89.0% leased, including shopping centers under construction and partially pre-leased. The GLA for the Unconsolidated Properties totaled 21.6 million square feet and was 95.2% leased.

We earn revenues and generate operating cash flow by leasing space in our shopping centers to market-leading grocers, and major retail anchors, as well as specialty side-shop retailers, restaurants and out-parcel tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for Regency, which we expect will sustain our growth in earnings per share and increase the value of our portfolio over the long term.

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

We intend to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our stringent quality standards. Properties that do not measure up to our standards are sold in combination with non-core development sales. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery and discount (Target and Wal-Mart) anchored shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart and industry consolidation could result in grocery store closings. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. We also continue to monitor retail trends and merchandise our shopping centers based on consumer demand. A slowdown in the demand for new shopping centers could cause a corresponding reduction in our shopping center development program and likely reduce our future operating revenues and gains from development sales. We believe that the presence of our development teams in key markets and their excellent relationships with leading anchor tenants will enable us to sustain our development program.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	March 31, 2006	December 31, 2005
Number of Properties (a)	386	393
Number of Properties (b)	209	213
Number of Properties (c)	177	180

Properties in Development (a)	31	31
Properties in Development (b)	30	30
Properties in Development (c)	1	1

Gross Leaseable Area (a)	45,760,829	46,243,139
Gross Leaseable Area (b)	24,142,451	24,382,276
Gross Leaseable Area (c)	21,618,378	21,860,863

Percent Leased (a)	91.9%	91.3%
Percent Leased (b)	89.0%	88.0%
Percent Leased (c)	95.2%	95.1%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	March 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	70	8,914,058	19.5%	94.4%	70	8,855,638	19.2%	93.3%
Florida	49	5,690,510	12.4%	95.0%	51	5,912,994	12.8%	94.5%
Texas	38	5,091,207	11.1%	85.4%	38	5,029,590	10.9%	84.7%
Virginia	31	3,642,519	8.0%	95.3%	31	3,628,732	7.8%	95.0%
Georgia	32	2,737,446	6.0%	93.9%	33	2,850,662	6.2%	95.4%
Colorado	22	2,509,804	5.5%	91.4%	22	2,507,634	5.4%	84.3%
Maryland	21	2,443,983	5.3%	92.6%	21	2,435,783	5.3%	93.6%
Illinois	16	2,266,602	5.0%	95.6%	17	2,410,178	5.2%	95.9%
Ohio	16	2,066,192	4.5%	80.8%	16	2,045,260	4.4%	82.3%
North Carolina	14	2,017,476	4.4%	90.9%	15	2,114,667	4.6%	91.7%
Pennsylvania	12	1,630,496	3.6%	77.6%	13	1,665,005	3.6%	75.3%
Washington	11	1,166,429	2.5%	95.5%	12	1,334,337	2.9%	93.6%
Oregon	8	854,729	1.8%	96.8%	8	854,729	1.8%	97.1%
Delaware	5	654,687	1.4%	89.5%	5	654,687	1.4%	90.3%
Tennessee	6	624,298	1.4%	98.1%	6	624,450	1.4%	97.4%
South Carolina	8	522,027	1.1%	96.0%	8	522,027	1.1%	96.0%
Arizona	4	496,087	1.1%	98.7%	4	496,087	1.1%	99.4%
Minnesota	3	483,938	1.1%	96.4%	2	299,097	0.6%	97.3%
Kentucky	2	302,670	0.7%	95.3%	2	302,670	0.7%	94.7%
Michigan	3	282,408	0.6%	95.5%	3	282,408	0.6%	95.5%
Wisconsin	2	269,128	0.6%	98.5%	3	372,382	0.8%	94.4%
Alabama	3	267,689	0.6%	83.5%	3	267,689	0.6%	84.8%
Indiana	3	229,619	0.5%	82.5%	3	229,619	0.5%	84.3%
Connecticut	1	167,230	0.4%	100.0%	1	167,230	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	136,968	0.3%	72.7%	2	112,752	0.2%	67.8%
Nevada	1	119,313	0.3%	79.3%	1	93,516	0.2%	73.6%
Dist. of Columbia	1	16,834	—	100.0%	1	16,834	—	100.0%

Total	386	45,760,829	100.0%	91.9%	393	46,243,139	100.0%	91.3%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	March 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	45	5,366,444	22.2%	92.1%	45	5,319,464	21.8%	91.2%
Florida	33	4,002,255	16.6%	95.8%	35	4,185,221	17.2%	95.6%
Texas	30	3,952,530	16.4%	82.6%	30	3,890,913	16.0%	81.6%
Ohio	15	1,957,269	8.1%	79.9%	15	1,936,337	7.9%	81.5%
Georgia	16	1,410,412	5.8%	91.4%	16	1,410,412	5.8%	93.7%
Colorado	14	1,323,250	5.5%	88.2%	14	1,321,080	5.4%	73.4%
Virginia	9	990,370	4.1%	92.5%	9	973,744	4.0%	93.5%
North Carolina	8	873,315	3.6%	96.5%	9	970,506	4.0%	96.6%
Tennessee	6	624,298	2.6%	98.1%	6	624,450	2.6%	97.4%
Pennsylvania	3	573,404	2.4%	42.8%	3	573,410	2.3%	37.0%
Washington	6	549,411	2.3%	91.9%	7	717,319	2.9%	89.4%
Oregon	5	500,059	2.1%	97.0%	5	500,059	2.0%	97.4%
Illinois	3	415,011	1.7%	95.4%	3	415,011	1.7%	95.6%
Arizona	3	388,440	1.6%	98.4%	3	388,440	1.6%	99.3%
Michigan	3	282,408	1.2%	95.5%	3	282,408	1.1%	95.5%
Delaware	2	240,418	1.0%	98.4%	2	240,418	1.0%	97.8%
South Carolina	2	140,900	0.6%	91.2%	2	140,900	0.6%	91.2%
New Hampshire	2	136,968	0.5%	72.7%	2	112,752	0.5%	67.8%
Maryland	1	131,110	0.5%	53.6%	1	121,050	0.5%	49.6%
Nevada	1	119,313	0.5%	79.3%	1	93,516	0.4%	73.6%
Indiana	1	90,735	0.4%	73.7%	1	90,735	0.4%	72.2%
Alabama	1	74,131	0.3%	92.0%	1	74,131	0.3%	96.8%

Total	209	24,142,451	100.0%	89.0%	213	24,382,276	100.0%	88.0%

The Consolidated Properties are encumbered by mortgage loans of $240.2 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	March 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,547,614	16.4%	97.7%	25	3,536,174	16.2%	96.5%
Virginia	22	2,652,149	12.3%	96.4%	22	2,654,988	12.2%	95.6%
Maryland	20	2,312,873	10.7%	94.8%	20	2,314,733	10.6%	95.9%
Illinois	13	1,851,591	8.6%	95.7%	14	1,995,167	9.1%	95.9%
Florida	16	1,688,255	7.8%	93.3%	16	1,727,773	7.9%	91.7%
Georgia	16	1,327,034	6.1%	96.6%	17	1,440,250	6.6%	97.0%
Colorado	8	1,186,554	5.5%	95.0%	8	1,186,554	5.4%	96.3%
North Carolina	6	1,144,161	5.3%	86.6%	6	1,144,161	5.2%	87.6%
Texas	8	1,138,677	5.3%	95.2%	8	1,138,677	5.2%	95.4%
Pennsylvania	9	1,057,092	4.9%	96.5%	10	1,091,595	5.0%	95.5%
Washington	5	617,018	2.9%	98.6%	5	617,018	2.8%	98.4%
Minnesota	3	483,938	2.2%	96.4%	2	299,097	1.4%	97.3%
Delaware	3	414,269	1.9%	84.2%	3	414,269	1.9%	85.9%
South Carolina	6	381,127	1.8%	97.9%	6	381,127	1.7%	97.9%
Oregon	3	354,670	1.6%	96.6%	3	354,670	1.6%	96.6%
Kentucky	2	302,670	1.4%	95.3%	2	302,670	1.4%	94.7%
Wisconsin	2	269,128	1.2%	98.5%	3	372,382	1.7%	94.4%
Alabama	2	193,558	0.9%	80.2%	2	193,558	0.9%	80.2%
Connecticut	1	167,230	0.8%	100.0%	1	167,230	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	88.2%	2	138,884	0.6%	92.2%
Ohio	1	108,923	0.5%	97.6%	1	108,923	0.5%	97.6%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	1	16,834	0.1%	100.0%

Total	177	21,618,378	100.0%	95.2%	180	21,860,863	100.0%	95.1%

The following summarizes the four largest grocery tenants occupying our shopping centers at March 31, 2006:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	9.9%	7.2%
Safeway	69	5.9%	4.3%
Publix	61	6.1%	4.1%
Albertsons (c)	31	3.1%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

(c)	Albertson’s announced that it is selling the majority of its stores to Super Valu with the remainder being sold to a private investment consortium which is expected to be completed during 2006. Of the 31 stores noted above, we believe that 22 stores will be acquired by Super Valu, 9 stores will be acquired by the consortium, and all will continue to operate as either Super Valu or Albertsons, although it is possible that certain stores could be closed. We will continue to monitor the progress of the sale.

Liquidity and Capital Resources

General

We expect that cash generated from operating activities, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to stockholders. Net cash provided by operating activities was $29.7 million and $20.0 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, our gains from the sale of real estate were $46.5 million and $17.7 million, the details of which are discussed below under Shopping Center Developments, Acquisitions and Sales. For the three months ended March 31, 2006 and 2005, we incurred capital expenditures of $2.1 million and $2.5 million to improve our shopping centers, we paid scheduled principal payments of $1.2 million and $1.5 million to our lenders on mortgage loans, and we paid dividends of $46.2 million and $41.2 million to our stockholders, respectively. The increase in dividends of 12% during 2006 was primarily related to the $200 million equity offering as described below under Equity Capital Transactions and an annual dividend rate increase of 8.2% in 2006.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We are not aware at this time of the current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 8% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

We expect to meet long-term capital requirements for redeemable preferred stock and units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt or our line of credit, and (v) equity raised in the private or public markets. At March 31, 2006, we had $123.6 million available for equity securities under our shelf registration and RCLP had $600.0 million available for debt under its shelf registration.

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

Shopping Center Developments, Acquisitions and Sales

On a Consolidated Basis, we had 30 projects under construction or undergoing major renovations at March 31, 2006, which, when completed, will represent an investment of $792.2 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $88.5 million. We estimate that we will earn an average return on our investment on these projects of 9.5% upon completion. This average return on investment is approximately 50 to 75 basis points less than our experience in prior years and is the result of higher costs associated with the acquisition of land and construction. While the average return on investment has decreased from historical experience, the Company believes the return on a risk adjusted basis is adequate. Costs necessary to complete the current in process developments are estimated to be $437.5 million and will likely be expended through 2009. The costs to complete these developments will be funded from the Company’s unsecured line of credit, which had $392.0 million of available funding at March 31, 2006, and also from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

During 2006, we sold 100% of our interest in four properties for net proceeds of $69.0 million. The operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $1.2 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively.

On April 11, 2006, we acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. The acquisition was accounted for as a purchase and the results of its operations are included in the consolidated financial statements from the respective date of acquisition.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At March 31, 2006, we had investments in real estate partnerships of $438.2 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at March 31, 2006 and December 31, 2005 (dollars in thousands):

	2006	2005
Number of Joint Ventures	15	15
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	177	180

Combined Assets	$4,276,078	$4,318,581
Combined Liabilities	2,510,910	2,533,991
Combined Equity	1,765,168	1,784,590

Regency’s Share of (1) :
Assets	$1,087,033	$1,383,069
Liabilities	632,127	818,439

(1)	Pro rata financial information is not, and is not intended to be, a presentation in accordance with generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of the Regency, which include such items on a single line presentation under the equity method in the its Consolidated financial statements.

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, they pay us fees for asset management, property management, and acquisition and disposition services. During the three months ended March 31, 2006 and 2005, we received fees from these joint ventures of $7.2 million and $3.2 million, respectively. Our investments in real estate partnerships as of March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$61,550	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	7,265	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	254,570	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	302	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,415	36,659
Cameron Village LLC (Columbia)	30.00%	21,481	21,633
Columbia Regency Partners II (Columbia)	20.00%	2,117	2,093
RegCal, LLC (RegCal)	25.00%	17,270	14,921
Other investments in real estate partnerships	50.00%	37,258	37,334

Total		$438,228	545,617

(1)	At December 31, 2005 our ownership interest in Macquarie CountryWide-Regency II was 35% prior to the partial sale which is described below.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of March 31, 2006, Columbia owned 16 shopping centers, had total assets of $462.2 million, and net income of $2.9 million for the three months ended. Our share of Columbia’s total assets and net income was $104.9 million and $571,507, respectively. Our share of Columbia represents 2.9% of our total assets and less than 1% of our net income available for common stockholders.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2006, RegCal owned eight shopping centers, had total assets of $171.7 million, and had net income of $391,846 for the three months ended. Our share of RegCal’s total assets and net income was $42.9 million and $122,653, respectively. Our share of RegCal represents 1.2% of our total assets and less than 1% net income available for common stockholders, respectively. During the three months ended March 31, 2006 RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. We contributed $2.6 million for our proportionate share of the purchase price, which was net of financing obtained by RegCal.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II”).

As of March 31, 2006, MCWR I owned 50 shopping centers, had total assets of $728.7 million, and net income of $7.9 million. Our share of MCWR I’s total assets and net income was $182.3 million and $2.3 million, respectively. During the three months ended March 31, 2006, MCWR I sold one shopping center for $18.2 million to an unrelated party for a gain of $5.2 million.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, we sold a portion of our investment in MCWR II to MCW for net cash of $113.2 million and reduced our ownership interest from 35% to 24.95%, and recorded a gain on the partial sale of our interest of $9.5 million. The proceeds from the sale were used to reduce our unsecured line of credit. At March 31, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by Regency and 0.1% by U S Manager. Including our share of US Manager, our effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of March 31, 2006, MCWR II owned 97 shopping centers, had total assets of $2.8 billion and a net loss of $8.7 million. Our share of MCWR II’s total assets and net loss was $699.3 million and $2.4 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During the three months ended March 31, 2006, MCWR II sold three shopping centers for $26.2 million to unrelated parties for a gain of $32,524.

Our investment in the four joint ventures with MCW totals $323.7 million and represents 9.1% of our total assets at March 31, 2006. Our pro-rata share of the assets and net loss of these ventures was $881.6 million and $91,822, respectively, which represents 24.7% and less than 1% of our total assets and net income available for common stockholders, respectively.

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

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash provided by investing activities was $127.1 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively.

Notes Payable

Outstanding debt at March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$162,292	175,403
Variable rate mortgage loans	77,874	77,906
Fixed rate unsecured loans	1,198,682	1,198,633

Total notes payable	1,438,848	1,451,942
Unsecured line of credit	108,000	162,000

Total	$1,546,848	1,613,942

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

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on March 31, 2006 was $108 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.375% and 5.125% at March 31, 2006 and December 31, 2005, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

As of March 31, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$3,124	16,124	19,248
2007 (includes the Line)	3,577	202,407	205,984
2008	3,429	19,617	23,046
2009	3,435	53,090	56,525
2010	3,281	177,186	180,467
2011	3,289	251,090	254,379
Beyond 5 Years	8,711	796,013	804,724
Unamortized debt premiums	—	2,475	2,475

Total	$28,846	1,518,002	1,546,848

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at March 31, 2006, which mature through 2028. Our proportionate share of these loans was $593.3 million, of which 91.9% had average fixed interest rates of 5.2% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 100 to 125 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps was an asset of $2.8 million at March 31, 2006, and is recorded in other assets in the accompanying balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss).

At March 31, 2006, 88.0% of our total debt had fixed interest rates, compared with 85.1% at December 31, 2005. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At March 31, 2006, our variable rate debt represented 12.0% of our total debt. Based upon the variable interest-rate debt outstanding at March 31, 2006, if variable interest rates were to increase by 1%, our annual interest expense would increase by $1.9 million.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At March 31, 2006 and December 31, 2005, only the Series D Preferred Units were outstanding, had a face value of $50 million, and had a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Stock

As of March 31, 2006 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, we entered into an agreement to sell 4,312,500 shares of common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, we issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sale were used to reduce the unsecured line of credit and redeem the Series E Preferred Units.

In summary, net cash used in financing activities was $111.3 million and $65.3 million for the three months ended March 31, 2006 and 2005.

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

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

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

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets—an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 has not had a material adverse impact on the Company’s financial position or results of operations.

Results from Operations

Comparison of the three months ended March 31, 2006 to 2005

At March 31, 2006, on a Combined Basis, we were operating or developing 386 shopping centers, as compared to 393 shopping centers at the end of 2005. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At March 31, 2006 and 2005, on a Combined Basis, we were developing 31 properties.

Our revenues increased by $8.1 million, or 8%, to $104.1 million in 2006. The increase in revenues was related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates and revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect percentage rent based upon tenant sales. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2006, our minimum rent increased by $5.1 million, or 7%, and our recoveries from tenants increased $840,698, or 4%. Percentage rent was $437,456 in 2006, compared with $528,333 in 2005.

We receive fees for asset management, property management, and acquisition and disposition services that we provide to our joint ventures. During the three months ended March 31, 2006 and 2005, we received fees from these joint ventures of $7.2 million and $3.2 million, respectively.

The equity in income of real estate partnerships declined $1.6 million to $754,504 in 2006. The decrease was a result of depreciation and amortization expense recorded in accordance with Statement 141 by MCWR II since the acquisition of the First Washington Portfolio on June 1, 2005. Excluding the depreciation and amortization, MCWR II produced positive cash flow from operations during the period.

Our operating expenses increased by $6.4 million, or 12%, to $58.7 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $515,372, or 2%, for the three months ended March 31, 2006 to $23.1 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for the comparable quarter in the previous year.

Our general and administrative expenses increased $2.2 million to $10.8 million during 2006. The increase is related to additional salary costs for new employees hired during 2005 and 2006 to manage the First Washington Portfolio under a property management agreement with MCWR II.

Our depreciation and amortization expense increased $1.5 million to $21.1 million in 2006 primarily related to new development properties placed in service in the current year that had no operations during the comparable prior year period.

Our net interest expense decreased $923,421 to $19.5 million in 2006 from $20.4 million in 2005. This decrease is attributable to a lower line of credit balance at March 31, 2006 of $108 million compared to $175 million at March 31, 2005 and the $350 debt offering completed in July 2005 with a fixed interest rate of 5.25%. Average interest rates on our outstanding debt decreased to 6.34% at March 31, 2006 compared to 6.41% at March 31, 2005. Our weighted average outstanding debt at March 31, 2006 was $1.6 billion compared to $1.5 billion at March 31, 2005.

Gains from the sale of operating properties and properties in development during 2006 includes $6.2 million in gains from the sale of 11 out-parcels for proceeds of $11.5 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II discussed previously. In 2005, the gains from the sale of operating and development properties included $2.1 million from the sale of six out-parcels for proceeds of $4.2 million and $4.4 million in gains from shopping centers sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

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

Income from discontinued operations was $31.3 million in 2006 related to four properties sold to unrelated parties for net proceeds of $69.0 million. Income from discontinued operations was $11.3 million in 2005 related to the operations of shopping centers sold or classified as held-for-sale in 2006 as well as 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable partnership units totaling $521,755 and $254,831, for the three months ended March 31, 2006 and 2005, respectively, and income taxes totaling $2.2 million for the three months ended March 31, 2005.

Minority interest of preferred units declined $1.2 million to $931,248 in 2006 as a result of redeeming $54 million of preferred units in 2005. Preferred stock dividends increased $1.3 million to $4.9 million in 2006 as a result of the issuance of $75 million of preferred stock in 2005.

Net income for common stockholders increased $31.2 million to $65.9 million in 2006 as compared with $34.7 million in 2005. Diluted earnings per share were $.97 in 2006, compared with $.55 in 2005, or 76% higher, a result of the increase in net income and an increase in weighted average common shares associated with the sale of approximately 4.3 million shares in August 2005.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $4.0 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on Regency’s financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2006, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$12,312	27,046	23,046	56,525	180,467	254,379	804,724	1,358,499	1,354,608
Average interest rate for all fixed rate debt	6.68%	6.65%	6.64%	6.59%	6.29%	5.79%	5.79%	6.68%	6.65%
Variable rate LIBOR debt	$6,936	178,938	—	—	—	—	—	185,874	185,874
Average interest rate for all variable rate debt	5.14%	5.14%	—	—	—	—	—	5.14%	—

As the table incorporates only those exposures that exist as of March 31, 2006, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

PART I – OTHER INFORMATION

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We sold the following equity securities during the quarter ended March 31, 2006 that we did not report on Form 8-K because they represent in the aggregate less than 1% of our outstanding common stock. All shares were issued to a total of four accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of exchangeable common units of our operating partnership, Regency Centers, L.P.

Date	Number of Shares
1/12/06	5,100
1/30/06	23,116
2/8/06	58,139
2/16/06	9,659
3/10/06	15,000

(b)	None

(c)	Issuer Purchases of Equity Securities

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2006	91,237	$63.76	—	—
February 1 through February 28, 2006	24,868	$63.62	—	—
March 1 through March 31, 2006	12,774	68.40	—	—

Total	128,879	64.76	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with stock option exercises and restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company, as last amended January 31, 2006.

10.1	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (US) NO. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC.

10.2	Amendment 1 to Long Term Omnibus Plan adopted January 31, 2006.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2006	REGENCY CENTERS CORPORATION

	By:	/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer