Form 10-Q
period 2006-06-30
REGENCY CENTERS CORP
filed 2006-08-04
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 68,747,310 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(in thousands, except share data)

	2006	2005
	(unaudited)
Assets
Real estate investments at cost:
Land	$858,210	853,275
Buildings and improvements	1,981,437	1,926,297

	2,839,647	2,779,572
Less: accumulated depreciation	412,762	380,613

	2,426,885	2,398,959
Properties in development	562,489	413,677
Operating properties held for sale	17,424	36,567
Investments in real estate partnerships	424,844	545,617

Net real estate investments	3,431,642	3,394,820
Cash and cash equivalents	36,594	42,458
Notes receivable	41,156	46,473
Tenant receivables, net of allowance for uncollectible accounts of $3,995 and $3,849 at June 30, 2006 and December 31, 2005, respectively	58,320	56,878
Deferred costs, less accumulated amortization of $35,820 and $31,846 at June 30, 2006 and December 31, 2005, respectively	41,397	41,657
Acquired lease intangible assets, less accumulated amortization of $8,473 and $6,593 at June 30, 2006 and December 31, 2005, respectively	14,352	10,182
Other assets	36,149	23,747

	$3,659,610	3,616,215

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,476,643	1,451,942
Unsecured line of credit	103,000	162,000
Accounts payable and other liabilities	145,202	110,800
Acquired lease intangible liabilities, net	8,558	4,207
Tenants’ security and escrow deposits	10,684	10,276

Total liabilities	1,744,087	1,739,225

Preferred units	49,158	49,158
Exchangeable operating partnership units	20,626	27,919
Limited partners’ interest in consolidated partnerships	16,419	11,088

Total minority interest	86,203	88,165

Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 3,000,000 and 800,000 shares issued and outstanding at both June 30, 2006 and December 31, 2005 with liquidation preferences of $25 and $250 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 74,101,176 and 73,263,472 shares issued at June 30, 2006 and December 31, 2005, respectively	741	733
Treasury stock at cost, 5,384,474 and 5,297,129 shares held at June 30, 2006 and December 31, 2005, respectively	(111,414)	(111,414)
Additional paid in capital	1,726,383	1,713,620
Accumulated other comprehensive loss	(581)	(11,692)
Distributions in excess of net income	(60,809)	(77,422)

Total stockholders’ equity	1,829,320	1,788,825

Commitments and contingencies
	$3,659,610	3,616,215

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
Revenues:
Minimum rent	$75,850	69,884
Percentage rent	527	259
Recoveries from tenants	20,645	19,897
Management, acquisition and other fees	12,141	16,848
Equity in (loss) income of investments in real estate partnerships	(338)	946

Total revenues	108,825	107,834

Operating expenses:
Depreciation and amortization	21,667	20,163
Operating and maintenance	12,641	12,621
General and administrative	10,830	9,402
Real estate taxes	11,376	9,717
Other expenses	1,733	534

Total operating expenses	58,247	52,437

Other expense (income)
Interest expense, net of interest income of $959 and $558 in 2006 and 2005, respectively	20,117	21,949
Gain on sale of operating properties and properties in development	(9,593)	(3,598)

Total other expense (income)	10,524	18,351

Income before minority interests	40,054	37,046
Minority interest of preferred units	(931)	(2,113)
Minority interest of exchangeable operating partnership units	(457)	(727)
Minority interest of limited partners	(4,264)	(82)

Income from continuing operations	34,402	34,124
Discontinued operations, net:
Operating (loss) income from discontinued operations	(450)	2,178
Gain on sale of operating properties and properties in development	3,095	7,578

Income from discontinued operations	2,645	9,756

Net income	37,047	43,880
Preferred stock dividends	(4,919)	(3,663)

Net income for common stockholders	$32,128	40,217

Income per common share - basic:
Continuing operations	$0.43	0.48
Discontinued operations	0.04	0.16

Net income for common stockholders per share	$0.47	0.64

Income per common share - diluted:
Continuing operations	$0.43	0.47
Discontinued operations	0.04	0.16

Net income for common stockholders per share	$0.47	0.63

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
Revenues:
Minimum rent	$149,835	138,797
Percentage rent	966	788
Recoveries from tenants	41,918	40,444
Management, acquisition and other fees	19,401	20,167
Equity in income of investments in real estate partnerships	417	3,337

Total revenues	212,537	203,533

Operating expenses:
Depreciation and amortization	42,728	39,506
Operating and maintenance	24,843	25,243
General and administrative	21,633	18,055
Real estate taxes	22,104	19,633
Other expenses	5,390	1,963

Total operating expenses	116,698	104,400

Other expense (income)
Interest expense, net of interest income of $2,550 and $1,044 in 2006 and 2005, respectively	39,582	42,338
Gain on sale of operating properties and properties in development	(25,273)	(10,140)

Total other expense (income)	14,309	32,198

Income before minority interests	81,530	66,935
Minority interest of preferred units	(1,862)	(4,225)
Minority interest of exchangeable operating partnership units	(1,114)	(1,336)
Minority interest of limited partners	(4,775)	(158)

Income from continuing operations	73,779	61,216
Discontinued operations, net:
Operating income from discontinued operations	606	4,638
Gain on sale of operating properties and properties in development	33,436	16,374

Income from discontinued operations	34,042	21,012

Net income	107,821	82,228
Preferred stock dividends	(9,838)	(7,325)

Net income for common stockholders	$97,983	74,903

Income per common share - basic:
Continuing operations	$0.93	0.85
Discontinued operations	0.51	0.34

Net income for common stockholders per share	$1.44	1.19

Income per common share - diluted:
Continuing operations	$0.93	0.84
Discontinued operations	0.50	0.34

Net income for common stockholders per share	$1.43	1.18

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2006

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2005	$275,000	733	(111,414)	1,713,620	(11,692)	(77,422)	1,788,825
Comprehensive Income:
Net income	—	—	—	—	—	107,821	107,821
Amortization of loss on derivative instruments	—	—	—	—	653	—	653
Change in fair value of derivative instruments	—	—	—	—	10,458	—	10,458

Total comprehensive income							118,932
Restricted stock issued, net of amortization	—	3	—	8,356	—	—	8,359
Common stock issued for stock options exercised, net	—	1	—	(3,261)	—	—	(3,260)
Common stock issued for partnership units exchanged	—	4	—	14,469	—	—	14,473
Reallocation of minority interest	—	—	—	(6,801)	—	—	(6,801)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(9,838)	(9,838)
Common stock ($1.19 per share)	—	—	—	—	—	(81,370)	(81,370)

Balance at June 30, 2006	$275,000	741	(111,414)	1,726,383	(581)	(60,809)	1,829,320

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$107,821	82,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,898	42,894
Deferred loan cost and debt premium amortization	1,650	1,144
Stock based compensation	8,552	9,513
Minority interest of preferred units	1,862	4,225
Minority interest of exchangeable operating partnership units	1,672	1,795
Minority interest of limited partners	4,775	158
Equity in income of investments in real estate partnerships	(417)	(3,337)
Net gain on sale of properties	(59,256)	(29,637)
Provision for loss on operating properties	500	—
Distributions from operations of investments in real estate partnerships	17,588	7,766
Changes in assets and liabilities:
Tenant receivables	(1,442)	3,271
Deferred leasing costs	(3,935)	(5,720)
Other assets	(3,457)	(4,393)
Accounts payable and other liabilities	(9,825)	(11,194)
Above and below market lease intangibles, net	(617)	(477)
Tenants’ security and escrow deposits	408	(22)

Net cash provided by operating activities	108,777	98,214

Cash flows from investing activities:
Acquisition of operating real estate	(19,337)	—
Development of real estate including land acquired	(159,382)	(116,692)
Proceeds from sale of real estate investments	219,632	92,983
Repayment of notes receivable, net	14,601	2,932
Investments in real estate partnerships	(5,564)	(403,363)
Distributions received from investments in real estate partnerships	3,085	13,900

Net cash provided by (used in) investing activities	53,035	(410,240)

Cash flows from financing activities:
Net proceeds from common stock issuance	2,622	3,554
Contributions from limited partners in consolidated partnerships	205	25
Distributions to exchangeable operating partnership unit holders	(1,293)	(1,498)
Distributions to preferred unit holders	(1,862)	(4,225)
Dividends paid to common stockholders	(79,406)	(69,390)
Dividends paid to preferred stockholders	(9,838)	(7,325)
(Repayment of) proceeds from unsecured line of credit, net	(59,000)	340,000
Repayment of notes payable	(16,745)	(14,913)
Scheduled principal payments	(2,261)	(3,153)
Deferred loan costs	(98)	(117)

Net cash (used in) provided by financing activities	(167,676)	242,958

Net decrease in cash and cash equivalents	(5,864)	(69,068)
Cash and cash equivalents at beginning of the period	42,458	95,320

Cash and cash equivalents at end of the period	$36,594	26,252

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $10,405 and $5,535 in 2006 and 2005, respectively)	$41,844	43,086

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$14,473	3,639

Mortgage loans assumed for the acquisition of real estate	$44,000	—

Real estate contributed as investments in real estate partnerships	$—	2,956

Notes receivable taken in connection with sales of operating properties, properties in development and out parcels	$9,286	—

Change in fair value of derivative instrument	$10,458	11,516

Common stock issued for dividend reinvestment plan	$1,965	1,368

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At June 30, 2006, the Partnership directly owned 215 retail shopping centers and held partial interests in an additional 175 retail shopping centers through investments in joint ventures.

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

Investments in joint ventures not controlled by the Company (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Company has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). The other venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Company has concluded that the equity method of accounting is appropriate for these interests which do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in Real Estate Partnerships.

Ownership of the Company

Regency has a single class of common stock outstanding and three series of preferred stock outstanding (Series 3, 4, and 5 Preferred Stock). The dividends on the Series 3, 4, and 5 Preferred Stock are cumulative and payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Partnership that entitle the Company to income and distributions from the Partnership in amounts equal to the dividends paid on the Company’s Series 3, 4, and 5 Preferred Stock.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors. At June 30, 2006 the Company owned approximately 99% or 68,716,702 Partnership Units of the total 69,628,578 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when the Company is the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. Accrued rents are included in tenant receivables.

Substantially all of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volume (contingent or percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

June 30, 2006

(b)	Revenues (continued)

The Company has been engaged by joint ventures to provide asset, property management and leasing services for such ventures’ shopping centers. The fees are market based and generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are provided.

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At June 30, 2006 and December 31, 2005, the Company had capitalized pre-development costs of $16.5 million and $12.2 million, respectively.

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

June 30, 2006

(c)	Real Estate Investments (continued)

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including renewal options.

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

In accordance with Statement 144, when the Company sells a property and will not have continuing involvement after disposition, the operations and cash flows of the property are eliminated and its operations and gain on sale are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified as discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also represented to reflect the operations of these properties as discontinued operations. When the Company sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Company operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Company will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During the six months ended June 30, 2006, the Company established a provision for loss of $500,000 to adjust an operating property expected to sell in the third quarter to its estimated fair value.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

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

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the six months ended June 30, 2006 and 2005, the Company’s provision for federal and state income taxes was approximately $3.5 million and $3.7 million, respectively.

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $31.4 million and $30.6 million at June 30, 2006 and December 31, 2005, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.0 million and $11.1 million at June 30, 2006 and December 31, 2005, respectively.

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

June 30, 2006

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and generally, the approach is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values and pro-forma disclosure is no longer an alternative. Statement 123(R) was effective for fiscal years beginning after December 31, 2005, however the Company elected early adoption effective January 1, 2005. As permitted by Statement 123(R), the Company applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

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

June 30, 2006

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

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatory redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 had no impact on the Company’s consolidated statements of operations for the periods ended June 30, 2006 and 2005.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity (continued)

At June 30, 2006, the Company held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $7.6 million at June 30, 2006 as compared to their carrying value of $1.2 million. The Company has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, that will become effective after fiscal years beginning December 15, 2006 . This FSP addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting of that lease by the lessor. The Company currently has no leveraged lease transactions.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has begun the process of evaluating the expected effect of FIN 48 and the adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.

(n)	Reclassifications

Certain reclassifications have been made to the 2005 amounts to conform to classifications adopted in 2006.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

2.	Real Estate Investments

On April 11, 2006, the Company acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $6.1 million and $5.0 million, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results of its operations are included in the consolidated financial statements from the respective date of acquisition.

3.	Discontinued Operations

Regency maintains a conservative capital structure to fund its growth programs without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets Regency’s stringent quality standards. This recycling strategy calls for the Company to sell properties that do not measure up to its standards and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

During the three months ended June 30, 2006, the Company sold one development property for a gain of $2.9 million which are included in discontinued operations and classified two properties as held-for-sale which is included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006 and 2005 as well as operating properties held for sale, were $305,979 and $6.2 million for the three months ended June 30, 2006 and 2005, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows (in thousands):

	For the three months ended
	June 30, 2006		June 30, 2005
	Operating Income (Loss)	Gain on Sale of Properties	Operating Income	Gain on Sale of Properties
Operations and gain	$(456)	3,136	2,263	8,315
Less: Minority interest	6	41	45	161
Less: Income taxes	—	—	40	576

Discontinued operations, net	$(450)	3,095	2,178	7,578

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

3.	Discontinued Operations (continued)

During the six months ended June 30, 2006, the Company sold 100% of its interest in five properties for net proceeds of $71.0 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006 and 2005 as well as operating properties held for sale, were $1.9 million and $13.2 million for the six months ended June 30, 2006 and 2005, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows (in thousands):

	For the six months ended
	June 30, 2006		June 30, 2005
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$617	33,983	4,831	19,497
Less: Minority interest	11	547	100	359
Less: Income taxes	—	—	93	2,764

Discontinued operations, net	$606	33,436	4,638	16,374

4.	Investments in Real Estate Partnerships

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company has determined that these investments are not variable interest entities and do not require consolidation under EITF 04-5, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Company’s combined investment in these partnerships was $424.8 million and $545.6 million at June 30, 2006 and December 31, 2005, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to the Company earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Company fees for asset management, property management, and acquisition and disposition services. During the six months ended June 30, 2006 and 2005, the Company received fees from these joint ventures of $19.0 million and $19.7 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Company has ownership interests of 20% or 30%. As of June 30, 2006, Columbia owned 16 shopping centers, had total assets of $459.4 million, and net income of $5.4 million. The Company’s share of Columbia’s total assets and net income was $104.3 million and $1.1 million, respectively.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which the Company has an ownership interest of 25%. As of June 30, 2006, RegCal owned eight shopping centers, had total assets of $172.2 million, and net

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

4.	Investments in Real Estate Partnerships (continued)

income of $832,899. The Company’s share of RegCal’s total assets and net income was $43.1 million and $256,522, respectively. During 2006, RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. The Company contributed $2.6 million for its proportionate share of the purchase price, which was net of financing obtained by RegCal.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Company has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (collectively, “MCWR II”).

As of June 30, 2006, MCWR I owned 50 shopping centers, had total assets of $725.0 million, and net income of $10.3 million. Regency’s share of MCWR I’s total assets and net income was $181.4 million and $3.0 million, respectively. During 2006, MCWR I sold one shopping center to an unrelated party for $18.2 million for a gain of $5.2 million.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, the Company sold a portion of its investment in MCWR II to MCW for net cash of $113.2 million and reduced its ownership interest from 35% to 24.95%. The proceeds from the sale were used to reduce the unsecured line of credit. At June 30, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by Regency and 0.1% by US Manager. Including its 50% share of US Manager, Regency’s effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of June 30, 2006, MCWR II owned 95 shopping centers, had total assets of $2.8 billion and recorded a net loss of $17.3 million. Regency’s share of MCWR II’s total assets and net loss was $690.0 million and $4.6 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2006, MCWR II sold five shopping centers for $33.9 million to unrelated parties for a loss of $242,307.

Regency was paid an acquisition fee by MCWR II related to the acquisition of the First Washington Portfolio in 2005. Regency has the ability to receive additional acquisition fees of approximately $14.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Company. As of June 30, 2006, $9.0 million of the Contingent Acquisition Fees were earned and approximately $6.8 million was recognized by the Company.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

4.	Investments in Real Estate Partnerships (continued)

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains, operations and cash flows are not recorded as discontinued operations because of Regency’s substantial continuing involvement in these shopping centers. Columbia, RegCal, and the joint ventures with MCW intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the partnerships.

The Company’s investments in real estate partnerships as of June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$60,137	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	7,012	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	246,033	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	269	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,148	36,659
Cameron Village LLC (Columbia)	30.00%	21,377	21,633
Columbia Regency Partners II (Columbia)	20.00%	2,141	2,093
RegCal, LLC (RegCal)	25.00%	17,180	14,921
Other investments in real estate partnerships	50.00%	34,547	37,334

Total		$424,844	545,617

(1)	At December 31, 2005 Regency’s ownership interest in Macquarie CountryWide- Regency II was 35%.

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	June 30, 2006	December 31, 2005
Investment in real estate, net	$3,887,318	3,957,507
Acquired lease intangible assets, net	221,911	259,033
Other assets	117,950	102,041

Total assets	$4,227,179	4,318,581

Notes payable	$2,353,357	2,372,601
Acquired lease intangible liabilities, net	77,629	86,108
Other liabilities	70,957	75,282
Members’ capital	1,725,236	1,784,590

Total liabilities and equity	$4,227,179	4,318,581

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

4.	Investments in Real Estate Partnerships (continued)

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of June 30, 2006 and December 31, 2005, respectively and the Company’s proportionate share of these loans was $592.0 million and $764.2 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s guarantee does not extend beyond its ownership percentage of the joint venture.

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total revenues	$100,353	59,571	201,816	100,207

Operating expenses:
Depreciation and amortization	43,083	23,171	88,364	33,830
Operating and maintenance	13,505	8,563	27,761	15,080
General and administrative	2,484	1,477	4,060	2,899
Real estate taxes	11,981	6,928	24,000	11,234

Total operating expenses	71,053	40,139	144,185	63,043

Other expense (income):
Interest expense, net	31,130	13,967	61,701	22,812
Loss (gain) on sale of real estate	305	823	(4,900)	497
Other expense (income)	32	(684)	148	(684)

Total other expense (income)	31,467	14,106	56,949	22,625

Net (loss) income	$(2,167)	5,326	682	14,539

5.	Notes Receivable

The Company has notes receivables outstanding of $41.2 million and $46.5 million at June 30, 2006 and December 31, 2005, respectively. The notes bear interest ranging from 4.25% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Company has acquired lease intangible assets of $14.4 million of which $13.7 million relates to in-place leases at June 30, 2006. These in-place leases have a remaining weighted average amortization period of approximately 6.6 years and the aggregate amortization expense was approximately $1.9 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. The Company has above market lease intangible assets of $681,957 recorded net of a reduction to minimum rent of $22,926 at June 30, 2006. The remaining weighted average amortization period is approximately 7 years. Acquired lease intangible liabilities are all related to below-market rents and recorded net of previously accreted minimum rent of $3.5 million and $2.9 million at June 30, 2006 and December 31, 2005, respectively. The remaining weighted average amortization period is approximately 7.7 years.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

7.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$200,379	175,403
Variable rate mortgage loans	77,534	77,906
Fixed rate unsecured loans	1,198,730	1,198,633

Total notes payable	1,476,643	1,451,942
Unsecured Line of Credit	103,000	162,000

Total	$1,579,643	1,613,942

The Company has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term which expires in 2007 with a one-year extension at the Company’s option with an interest rate of LIBOR plus .75%. At June 30, 2006, the balance on the Line was $103 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.875% and 5.125% at June 30, 2006 and December 31, 2005, respectively.

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

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2017. The Company intends to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 90 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%.

The fair value of the Company’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Company, the fair value of notes payable and the Line is approximately $1.5 billion at June 30, 2006.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

7.	Notes Payable and Unsecured Line of Credit (continued)

As of June 30, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$2,083	4,477	6,560
2007 (includes the Line)	3,577	204,006	207,583
2008	3,429	19,619	23,048
2009	3,435	53,091	56,526
2010	3,281	177,196	180,477
2011	3,288	251,103	254,391
Beyond 5 Years	8,553	840,223	848,776
Unamortized debt premiums	—	2,282	2,282

Total	$27,646	1,551,997	1,579,643

8.	Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

On March 10, 2006, the Company entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps generated an asset of $10.5 million at June 30, 2006, and is recorded in other assets in the accompanying consolidated balance sheet.

On April 1, 2005, the Company entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Company settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Company entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense that will be recorded in 2006 related to the settlement of these swaps is approximately $1.3 million and the unamortized balance at June 30, 2006 is $11.0 million.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

9.	Stockholders’ Equity and Minority Interest

(a)	Preferred Units

At June 30, 2006 and December 31, 2005, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

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

Terms and conditions for the Series D Preferred Units outstanding as of June 30, 2006 and December 31, 2005 are summarized as follows:

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

Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2006 and December 31, 2005 are summarized as follows:

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

June 30, 2006

9.	Stockholders’ Equity and Minority Interest (continued)

(c)	Common Stock

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sale were used to reduce the unsecured line of credit and redeem the Series E and Series F Preferred Units.

10.	Stock-Based Compensation

The Company recorded stock-based compensation expense as follows, the components of which are further described below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Restricted stock	$4,223	4,905	8,402	8,797
Stock options	240	360	480	720

Total	$4,463	5,265	8,882	9,517

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At June 30, 2006, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

June 30, 2006

10.	Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted during the following periods:

	June 30, 2006	March 31, 2006	December 31, 2005
Per share weighted average value of stock options	$8.31	8.62	5.91
Expected dividend yield	3.8%	3.6%	4.3%
Risk-free interest rate	5.1%	4.8%	3.7%
Expected volatility	19.0%	21.0%	18.0%
Expected life in years	3.0	2.3	4.4

The following table reports stock option activity during the six month period ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2005	2,024,900	$47.91
Reload option	7,014	67.04
Exercised	(577,425)	47.23		$10,235

Outstanding – March 31, 2006	1,454,489	48.27	8.3
Reload option	596	62.70
Exercised	(24,058)	42.48		$487
Forfeited	(13,283)	51.36

Outstanding - June 30, 2006	1,417,744	$48.35	8.0	$19,568

Exercisable - June 30, 2006	852,293	$45.55	7.6	$14,149

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

10.	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the period ended June 30, 2006:

	Non-vested Number of Options	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2005	779,145	$5.86
Less: 2006 Vesting	200,411	5.75
Less: Forfeited	13,283	5.90

Non-vested at June 30, 2006	565,451	$5.90

As of June 30, 2006, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a period of three years through 2008.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

10.	Stock-Based Compensation (continued)

As of June 30, 2006, there was $31.0 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the consolidated statement of stockholders’ equity and comprehensive income (loss). This unrecognized compensation cost will be recognized over the next four years through 2010.

The following table reports restricted stock activity during the period ended June 30, 2006:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2005	923,765
Shares Granted	280,208		$64.20
Shares Vested and Distributed	(412,696)	$26,309
Forfeited	(3,134)		$39.01

Unvested at June 30, 2006	788,143	$48,983

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

11.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively (in thousands except per share data):

	2006	2005
Numerator:
Income from continuing operations	$34,402	34,124
Discontinued operations	2,645	9,756

Net income	37,047	43,880
Less: Preferred stock dividends	4,919	3,663

Net income for common stockholders	32,128	40,217
Less: Dividends paid on unvested restricted stock	361	406

Net income for common stockholders - basic	31,767	39,811
Add: Dividends paid on Treasury Method restricted stock	58	81

Net income for common stockholders – diluted	$31,825	39,892

Denominator:
Weighted average common shares outstanding for basic EPS	67,972	62,557
Incremental shares to be issued under common stock options using the Treasury method	283	227
Incremental shares to be issued under unvested restricted stock using the Treasury method	98	147
Incremental shares to be issued under Forward Equity Offering using the Treasury method	—	597

Weighted average common shares outstanding for diluted EPS	68,353	63,528

Income per common share – basic
Income from continuing operations	$0.43	0.48
Discontinued operations	0.04	0.16

Net income for common stockholders per share	$0.47	0.64

Income per common share – diluted
Income from continuing operations	$0.43	0.47
Discontinued operations	0.04	0.16

Net income for common stockholders per share	$0.47	0.63

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended June 30, 2006 and 2005, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

11.	Earnings per Share (continued)

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively (in thousands except per share data):

	2006	2005
Numerator:
Income from continuing operations	$73,779	61,216
Discontinued operations	34,042	21,012

Net income	107,821	82,228
Less: Preferred stock dividends	9,838	7,325

Net income for common stockholders	97,983	74,903
Less: Dividends paid on unvested restricted stock	723	813

Net income for common stockholders - basic	97,260	74,090
Add: Dividends paid on Treasury Method restricted stock	124	139

Net income for common stockholders – diluted	$97,384	74,229

Denominator:
Weighted average common shares outstanding for basic EPS	67,692	62,469
Incremental shares to be issued under common stock options using the Treasury method	301	154
Incremental shares to be issued under unvested restricted stock using the Treasury method	104	127
Incremental shares to be issued under Forward Equity Offering using the Treasury method	—	298

Weighted average common shares outstanding for diluted EPS	68,097	63,048

Income per common share – basic
Income from continuing operations	$0.93	0.85
Discontinued operations	0.51	0.34

Net income for common stockholders per share	$1.44	1.19

Income per common share – diluted
Income from continuing operations	$0.93	0.84
Discontinued operations	0.50	0.34

Net income for common stockholders per share	$1.43	1.18

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the six months ended June 30, 2006 and 2005, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2006

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

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, returns and portfolio value, our debt ratings, our development program and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected development activity, leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. We own, manage, lease, acquire, and develop shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 99% of the outstanding operating partnership units. Regency’s operating, investing and financing activities are performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, we operate and manage a real estate investment portfolio that totals $7.5 billion at cost before depreciation with 390 shopping centers in 28 states and the District of Columbia, including approximately $4.1 billion in real estate assets composed of 175 shopping centers owned by unconsolidated joint ventures in 23 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and provide property and asset management services. At June 30, 2006, our gross leasable area (“GLA”) on a Combined Basis totaled 45.9 million square feet and was 92.6% leased. The portfolio contains 51.0 million square feet when anchor owned buildings are included. The GLA for the 215 Consolidated Properties totaled 24.4 million square feet and was 89.9% leased, including shopping centers under construction and partially pre-leased. The GLA for the Unconsolidated Properties totaled 21.5 million square feet and was 95.6% leased.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery and discount (Target and Wal-Mart) anchored shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers and industry consolidation could result in grocery store closings. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. We also continue to monitor retail trends and merchandise our shopping centers based on consumer demand. A slowdown in the demand for new shopping centers could cause a corresponding reduction in our shopping center development program and likely reduce our future operating revenues and gains from development sales. We believe that the presence of our development teams in key markets and their excellent relationships with leading anchor tenants will enable us to sustain our development program.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	June 30, 2006	December 31, 2005
Number of Properties (a)	390	393
Number of Properties (b)	215	213
Number of Properties (c)	175	180

Properties in Development (a)	34	31
Properties in Development (b)	33	30
Properties in Development (c)	1	1

Gross Leaseable Area (a)	45,866,113	46,243,139
Gross Leaseable Area (b)	24,383,380	24,382,276
Gross Leaseable Area (c)	21,482,733	21,860,863

Percent Leased (a)	92.6%	91.3%
Percent Leased (b)	89.9%	88.0%
Percent Leased (c)	95.6%	95.1%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	June 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	8,907,450	19.4%	95.2%	70	8,855,638	19.2%	93.3%
Florida	51	5,766,513	12.6%	95.0%	51	5,912,994	12.8%	94.5%
Texas	38	5,093,843	11.1%	88.2%	38	5,029,590	10.9%	84.7%
Virginia	32	3,739,865	8.1%	94.4%	31	3,628,732	7.8%	95.0%
Georgia	32	2,737,446	6.0%	92.9%	33	2,850,662	6.2%	95.4%
Colorado	22	2,436,186	5.3%	92.0%	22	2,507,634	5.4%	84.3%
Maryland	19	2,304,458	5.0%	95.1%	21	2,435,783	5.3%	93.6%
Illinois	16	2,266,799	4.9%	95.4%	17	2,410,178	5.2%	95.9%
Ohio	16	2,060,124	4.5%	82.4%	16	2,045,260	4.4%	82.3%
North Carolina	14	2,017,476	4.4%	89.9%	15	2,114,667	4.6%	91.7%
Pennsylvania	12	1,633,773	3.6%	80.5%	13	1,665,005	3.6%	75.3%
Washington	11	1,172,579	2.6%	94.8%	12	1,334,337	2.9%	93.6%
Oregon	8	854,729	1.9%	97.4%	8	854,729	1.8%	97.1%
Delaware	5	654,687	1.4%	91.5%	5	654,687	1.4%	90.3%
South Carolina	8	522,027	1.1%	96.5%	6	624,450	1.4%	97.4%
Arizona	4	496,087	1.1%	99.1%	8	522,027	1.1%	96.0%
Tennessee	7	488,050	1.1%	94.1%	4	496,087	1.1%	99.4%
Minnesota	3	483,938	1.0%	96.4%	2	299,097	0.6%	97.3%
Kentucky	2	302,670	0.7%	95.3%	2	302,670	0.7%	94.7%
Michigan	3	282,408	0.6%	96.6%	3	282,408	0.6%	95.5%
Massachusetts	1	281,742	0.6%	97.6%	—	—	—	—
Wisconsin	2	269,128	0.6%	98.5%	3	372,382	0.8%	94.4%
Alabama	3	267,689	0.6%	84.4%	3	267,689	0.6%	84.8%
Indiana	3	229,619	0.5%	85.1%	3	229,619	0.5%	84.3%
Connecticut	1	167,230	0.4%	100.0%	1	167,230	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	136,968	0.3%	73.6%	2	112,752	0.2%	67.8%
Nevada	1	119,313	0.3%	82.5%	1	93,516	0.2%	73.6%
Dist. of Columbia	1	16,834	—	100.0%	1	16,834	—	100.0%

Total	390	45,866,113	100.0%	92.6%	393	46,243,139	100.0%	91.3%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	June 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,360,043	22.0%	93.5%	45	5,319,464	21.8%	91.2%
Florida	35	4,078,257	16.7%	95.4%	35	4,185,221	17.2%	95.6%
Texas	30	3,955,166	16.2%	86.1%	30	3,890,913	16.0%	81.6%
Ohio	15	1,951,201	8.0%	81.5%	15	1,936,337	7.9%	81.5%
Georgia	16	1,410,412	5.8%	90.4%	16	1,410,412	5.8%	93.7%
Colorado	14	1,249,632	5.1%	89.2%	14	1,321,080	5.4%	73.4%
Virginia	10	1,088,154	4.5%	88.4%	9	973,744	4.0%	93.5%
North Carolina	8	873,315	3.6%	95.4%	9	970,506	4.0%	96.6%
Pennsylvania	3	572,354	2.3%	50.3%	3	573,410	2.3%	37.0%
Washington	6	555,561	2.3%	90.9%	7	717,319	2.9%	89.4%
Oregon	5	500,059	2.0%	97.7%	5	500,059	2.0%	97.4%
Tennessee	7	488,050	2.0%	94.1%	6	624,450	2.6%	97.4%
Illinois	3	415,011	1.7%	95.4%	3	415,011	1.7%	95.6%
Arizona	3	388,440	1.6%	98.9%	3	388,440	1.6%	99.3%
Michigan	3	282,408	1.2%	96.6%	3	282,408	1.1%	95.5%
Massachusetts	1	281,742	1.1%	97.6%	—	—	—	—
Delaware	2	240,418	1.0%	98.4%	2	240,418	1.0%	97.8%
South Carolina	2	140,900	0.6%	92.9%	2	140,900	0.6%	91.2%
New Hampshire	2	136,968	0.6%	73.6%	2	112,752	0.5%	67.8%
Maryland	1	131,110	0.5%	53.6%	1	121,050	0.5%	49.6%
Nevada	1	119,313	0.5%	82.5%	1	93,516	0.4%	73.6%
Indiana	1	90,735	0.4%	78.4%	1	90,735	0.4%	72.2%
Alabama	1	74,131	0.3%	95.2%	1	74,131	0.3%	96.8%

Total	215	24,383,380	100.0%	89.9%	213	24,382,276	100.0%	88.0%

The Consolidated Properties are encumbered by mortgage loans of $277.9 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	June 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,547,407	16.5%	97.9%	25	3,536,174	16.2%	96.5%
Virginia	22	2,651,711	12.3%	96.9%	22	2,654,988	12.2%	95.6%
Maryland	18	2,173,348	10.1%	97.6%	20	2,314,733	10.6%	95.9%
Illinois	13	1,851,788	8.6%	95.4%	14	1,995,167	9.1%	95.9%
Florida	16	1,688,256	7.9%	93.8%	16	1,727,773	7.9%	91.7%
Georgia	16	1,327,034	6.2%	95.6%	17	1,440,250	6.6%	97.0%
Colorado	8	1,186,554	5.5%	95.0%	8	1,186,554	5.4%	96.3%
North Carolina	6	1,144,161	5.3%	85.7%	6	1,144,161	5.2%	87.6%
Texas	8	1,138,677	5.3%	95.3%	8	1,138,677	5.2%	95.4%
Pennsylvania	9	1,061,419	4.9%	96.7%	10	1,091,595	5.0%	95.5%
Washington	5	617,018	2.9%	98.3%	5	617,018	2.8%	98.4%
Minnesota	3	483,938	2.3%	96.4%	2	299,097	1.4%	97.3%
Delaware	3	414,269	1.9%	87.5%	3	414,269	1.9%	85.9%
South Carolina	6	381,127	1.8%	97.9%	6	381,127	1.7%	97.9%
Oregon	3	354,670	1.7%	97.0%	3	354,670	1.6%	96.6%
Kentucky	2	302,670	1.4%	95.3%	2	302,670	1.4%	94.7%
Wisconsin	2	269,128	1.3%	98.5%	3	372,382	1.7%	94.4%
Alabama	2	193,558	0.9%	80.2%	2	193,558	0.9%	80.2%
Connecticut	1	167,230	0.8%	100.0%	1	167,230	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	89.5%	2	138,884	0.6%	92.2%
Ohio	1	108,923	0.5%	97.6%	1	108,923	0.5%	97.6%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	1	16,834	0.1%	100.0%

Total	175	21,482,733	100.0%	95.6%	180	21,860,863	100.0%	95.1%

The Unconsolidated Properties are encumbered by mortgage loans of $2.2 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2006:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	9.9%	6.9%
Publix	64	6.4%	4.2%
Safeway	69	5.9%	4.1%
Super Valu	36	3.6%	2.9%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

Liquidity and Capital Resources

General

We expect that cash generated from operating activities, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to stockholders. Net cash provided by operating activities was $108.8 million and $98.2 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, our gains from the sale of real estate were $59.3 million and $29.6 million, the details of which are discussed below under Shopping Center Developments, Acquisitions and Sales. For the six months ended June 30, 2006 and 2005, we incurred capital expenditures of $4.8 million and $5.2 million to improve our shopping centers, we paid scheduled principal payments of $2.3 million and $3.2 million to our lenders on mortgage loans, and we paid dividends of $92.4 million and $82.4 million to our stockholders and preferred unit holders, respectively. The increase in dividends of 12% during 2006 was primarily related to the $200 million equity offering as described below under Equity Capital Transactions and an annual dividend rate increase of 8.2% in 2006.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties. We are not aware at this time of the current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

We expect to meet long-term capital requirements for redeemable preferred stock and units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt or our line of credit, and (v) equity raised in the private or public markets. At June 30, 2006, we had an unlimited amount under our shelf registration for equity securities based on the new SEC rules and RCLP had $123.6 million available for debt under its shelf registration.

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

Shopping Center Developments, Acquisitions and Sales

On a Consolidated Basis, we had 33 properties under construction or undergoing major renovations at June 30, 2006, which, when completed, will represent an investment of $832.0 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $96.4 million. We estimate that we will earn an average return on our investment on these projects of 9.5% upon completion. This average return on investment is approximately 50 basis points less than our experience one year ago and is primarily the result of higher costs associated with the acquisition of land and construction. While the average return on investment has decreased from historical experience, the Company believes the return on a risk adjusted basis is adequate. Costs necessary to complete the current in process developments are estimated to be $441.9 million and will likely be expended through 2009. The costs to complete these developments will be funded from the Company’s unsecured line of credit, which had $397 million of available funding at June 30, 2006, and also from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

During 2006, we sold 100% of our interest in five properties for net proceeds of $71.0 million. The operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $1.9 million and $13.2 million for the six months ended June 30, 2006 and 2005, respectively.

On April 11, 2006, we acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. The acquisition was accounted for as a business combination purchase and the results of its operations are included in the consolidated financial statements from the respective date of acquisition.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At June 30, 2006, we had investments in real estate partnerships of $424.8 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at June 30, 2006 and December 31, 2005 (dollars in thousands):

	2006	2005
Number of Joint Ventures	15	15
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	175	180

Combined Assets	$4,227,179	$4,318,581
Combined Liabilities	2,501,943	2,533,991
Combined Equity	1,725,236	1,784,590

Regency’s Share of (1) :
Assets	$1,073,444	$1,383,069
Liabilities	629,864	818,439

(1)	Pro rata financial information is not, and is not intended to be, a presentation in accordance with generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of Regency, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, they pay us fees for asset management, property management, and acquisition and disposition services. During the six months ended June 30, 2006 and 2005, we received fees from these joint ventures of $19.0 million and $19.7 million, respectively. Our investments in real estate partnerships as of June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$60,137	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	7,012	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	246,033	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	269	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,148	36,659
Cameron Village LLC (Columbia)	30.00%	21,377	21,633
Columbia Regency Partners II (Columbia)	20.00%	2,141	2,093
RegCal, LLC (RegCal)	25.00%	17,180	14,921
Other investments in real estate partnerships	50.00%	34,547	37,334

Total		$424,844	545,617

(1)	At December 31, 2005 our ownership interest in Macquarie CountryWide-Regency II was 35% prior to the partial sale which is described below.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of June 30, 2006, Columbia owned 16 shopping centers, had total assets of $459.4 million, and net income of $5.4 million for the six months ended. Our share of Columbia’s total assets and net income was $104.3 million and $1.1 million, respectively. Our share of Columbia represents 2.9% of our total assets and 1.1% of our net income available for common stockholders.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2006, RegCal owned eight shopping centers, had total assets of $172.2 million, and had net income of $832,899 for the six months ended. Our share of RegCal’s total assets and net income was $43.1 million and $256,522, respectively. Our share of RegCal represents 1.2% of our total assets and less than 1% net income available for common stockholders, respectively. During the six months ended June 30, 2006 RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. We contributed $2.6 million for our proportionate share of the purchase price, which was net of financing obtained by RegCal.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II).

As of June 30, 2006, MCWR I owned 50 shopping centers, had total assets of $725.0 million, and net income of $10.3 million. Our share of MCWR I’s total assets and net income was $181.4 million and $3.0 million, respectively. During the six months ended June 30, 2006, MCWR I sold one shopping center for $18.2 million to an unrelated party for a gain of $5.2 million.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by Regency and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, we sold a portion of our investment in MCWR II to MCW for net cash of $113.2 million and reduced our ownership interest from 35% to 24.95%, and recorded a gain on the partial sale of our interest of $9.5 million. The proceeds from the sale were used to reduce our unsecured line of credit. At June 30, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by Regency and 0.1% by US Manager. Including our share of US Manager, our effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of June 30, 2006, MCWR II owned 95 shopping centers, had total assets of $2.8 billion and a net loss of $17.3 million. Our share of MCWR II’s total assets and net loss was $690.0 million and $4.6 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During the six months ended June 30, 2006, MCWR II sold five shopping centers for $33.9 million to unrelated parties for a loss of $242,307.

Our investment in the four joint ventures with MCW totals $313.5 million and represents 8.6% of our total assets at June 30, 2006. Our pro-rata share of the assets and net loss of these ventures was $871.4 million and $1.6, respectively, which represents 23.8% and less than 1% of our total assets and net income available for common stockholders, respectively.

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

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash provided by investing activities was $53.0 million for the six months ended June 30, 2006 and net cash used in investing activities was $410.2 million for the six months ended June 30, 2005.

Notes Payable

Outstanding debt at June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$200,379	175,403
Variable rate mortgage loans	77,534	77,906
Fixed rate unsecured loans	1,198,730	1,198,633

Total notes payable	1,476,643	1,451,942
Unsecured line of credit	103,000	162,000

Total	$1,579,643	1,613,942

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.57%.

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on June 30, 2006 was $103 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.875% and 5.125% at June 30, 2006 and December 31, 2005, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

As of June 30, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments

Current year	$2,083	4,477	6,560
2007 (includes the Line)	3,577	204,006	207,583
2008	3,429	19,620	23,049
2009	3,435	53,091	56,526
2010	3,281	177,196	180,477
2011	3,289	251,103	254,392
Beyond 5 Years	8,553	840,223	848,776
Unamortized debt premiums	—	2,282	2,282

Total	$27,647	1,551,998	1,579,645

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at June 30, 2006, which mature through 2028. Our proportionate share of these loans was $592.0 million, of which 92.64% had average fixed interest rates of 5.17% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 100 to 125 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps was an asset of $10.5 million at June 30, 2006, and is recorded in other assets in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss).

At June 30, 2006, 88.6% of our total debt had fixed interest rates, compared with 85.1% at December 31, 2005. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At June 30, 2006, our variable rate debt represented 11.4% of our total debt. Based upon the variable interest-rate debt outstanding at June 30, 2006, if variable interest rates were to increase by 1%, our annual interest expense would increase by $1.8 million.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2006 and December 31, 2005, only the Series D Preferred Units were outstanding, had a face value of $50 million, and had a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Stock

As of June 30, 2006 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

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

In summary, net cash used in financing activities was $167.7 million for the six months ended June 30, 2006 and net cash provided by financing activities was $243.0 million for the six months ended June 30, 2005.

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

Revenue Recognition and Tenant Receivables - Tenant receivables represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, we analyze the accounts of tenants in bankruptcy, and we estimate the recovery of pre-petition and post-petition claims. Our reported net income is directly affected by our estimate of the recoverability of tenant receivables.

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

Investments in Real Estate Joint Ventures - In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the shopping centers held in the joint ventures in the same way that we conduct the business of our wholly-owned shopping centers; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures and the fees that we earn. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, that will become effective after fiscal years beginning December 15, 2006 . This FSP addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting of that lease by the lessor. We currently have no leveraged lease transactions.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have begun the process of evaluating the expected effect of FIN 48 and the adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

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

Results from Operations

Comparison of the three months ended June 30, 2006 to 2005

Our revenues increased by $990,458, or 1%, to $108.8 million in 2006. During the three months ended June 30, 2006, our minimum rent increased by $6.0 million, or 9%, and our recoveries from tenants increased $748,313 or 4%. Percentage rent was $526,824 in 2006, compared with $259,199 in 2005.

We receive fees for asset management, property management, and acquisition and disposition services that we provide to our joint ventures. During the three months ended June 30, 2006 and 2005, we received fees from these joint ventures of $11.8 million and $16.5 million, respectively.

The equity in income of real estate partnerships declined $1.3 million to a loss of $337,621 in 2006. The decrease was a result of depreciation and amortization expense recorded in accordance with Statement 141 by MCWR II since the acquisition of the First Washington Portfolio on June 1, 2005.

Excluding the depreciation and amortization, MCWR II produced positive cash flow from operations during the period.

Our operating expenses increased by $5.8 million, or 11%, to $58.2 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $1.7 million, or 8%, for the three months ended June 30, 2006 to $24.0 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for the comparable period in the previous year.

Our general and administrative expenses increased $1.4 million to $10.8 million during 2006. The increase is related to additional salary costs for new employees hired during 2005 and 2006 to manage the First Washington Portfolio under a property management agreement with MCWR II.

Our depreciation and amortization expense increased $1.5 million to $21.7 million in 2006 primarily related to new development properties placed in service in the current year that had no operations during the comparable prior year period.

Our net interest expense decreased $1.8 million to $20.1 million in 2006 from $21.9 million in 2005. This decrease is attributable to a lower line of credit balance during the three months ended June 30, 2006 as compared to the prior year period and the $350 debt offering completed in July 2005 with a fixed interest rate of 5.25%. Average interest rates on our outstanding debt increased to 6.48% at June 30, 2006 compared to 5.95% at June 30, 2005. Our weighted average outstanding debt at June 30, 2006 was $1.5 billion compared to $1.6 billion at June 30, 2005.

Gains from the sale of operating properties and properties in development during 2006 include $9.8 million from the sale of six out-parcels for proceeds of $23.6 million. In 2005, the gains from the sale of operating and development properties included $3.6 million from the sale of six out-parcels for proceeds of $7.1 million and $4.4 million in gains from shopping centers sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During the three months ended June 30, 2006, we established a provision for loss of $500,000 to adjust an operating property expected to sell in the third quarter to its estimated fair value.

Income from discontinued operations was $2.6 million in 2006 related to one development property sold to unrelated parties for net proceeds of $2.1 million. Income from discontinued operations was $9.8 million in 2005 related to the operations of shopping centers sold or classified as held-for-sale in 2006 as well as 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units totaling $34,751 and $205,421, for the three months ended June 30, 2006 and 2005, respectively, and income taxes totaling $615,933 for the three months ended June 30, 2005.

Minority interest of preferred units declined $1.2 million to $931,248 in 2006 as a result of redeeming $54 million of preferred units in 2005. Preferred stock dividends increased $1.3 million to $4.9 million in 2006 as a result of the issuance of $75 million of preferred stock in 2005.

Net income for common stockholders decreased $8.1 million to $32.1 million in 2006 as compared with $40.2 million in 2005. Diluted earnings per share were $0.47 in 2006, compared with $0.63 in 2005, or 25% lower, a result of the decrease in net income and an increase in weighted average common shares associated with the sale of approximately 4.3 million shares in August 2005.

Comparison of the six months ended June 30, 2006 to 2005

At June 30, 2006, on a Combined Basis, we were operating or developing 390 shopping centers, as compared to 393 shopping centers at the end of 2005. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At June 30, 2006, on a Combined Basis, we were developing 34 properties, as compared to 31 properties at the end of 2005.

Our revenues increased by $9.0 million, or 4%, to $212.5 million in 2006. The increase in revenues was related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates and revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect percentage rent based upon tenant sales. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2006, our minimum rent increased by $11.0 million, or 8%, and our recoveries from tenants increased $1.5 million, or 4%. Percentage rent was $966,464 in 2006, compared with $787,532 in 2005.

We receive fees for asset management, property management, and acquisition and disposition services that we provide to our joint ventures. During the six months ended June 30, 2006 and 2005, we received fees from these joint ventures of $19.0 million and $19.7 million, respectively.

The equity in income of real estate partnerships declined $2.9 million to $416,883 in 2006. The decrease was a result of depreciation and amortization expense recorded in accordance with Statement 141 by MCWR II since the acquisition of the First Washington Portfolio on June 1, 2005. Excluding the depreciation and amortization, MCWR II produced positive cash flow from operations during the period.

Our operating expenses increased by $12.3 million, or 12%, to $116.7 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $2.1 million, or 5%, for the six months ended June 30, 2006 to $46.9 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for the comparable six months ended in the previous year.

Our general and administrative expenses increased $3.6 million to $21.6 million during 2006. The increase is related to additional salary costs for new employees hired during 2005 and 2006 to manage the First Washington Portfolio under a property management agreement with MCWR II.

Our depreciation and amortization expense increased $3.2 million to $42.7 million in 2006 primarily related to new development properties placed in service in the current year that had no operations during the comparable six months ended in the prior year.

Our net interest expense decreased $2.8 million to $39.6 million in 2006 from $42.3 million in 2005. This decrease is attributable to a lower line of credit balance during the six months ended June 30, 2006 as compared to the balance during the six months ended in the prior year and the $350 debt offering completed in July 2005 with a fixed interest rate of 5.25%. Average interest rates on our outstanding debt increased to 6.48% at June 30, 2006 compared to 5.95% at June 30, 2005. Our weighted average outstanding debt at June 30, 2006 and 2005 was $1.6 billion.

Gains from the sale of operating properties and properties in development during 2006 include $15.8 million from the sale of 17 out-parcels for proceeds of $38.1 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II discussed previously. In 2005, the gains from the sale of operating and development properties included $5.7 million from the sale of 12 out-parcels for proceeds of $11.7 million and $4.4 million in gains from shopping centers sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During the six months ended June 30, 2006, we established a provision for loss of $500,000 to adjust an operating property expected to sell in the third quarter to its estimated fair value.

Income from discontinued operations was $34.0 million in 2006 related to four operating properties and one development property sold to unrelated parties for net proceeds of $71.0 million. Income from discontinued operations was $21.0 million in 2005 related to the operations of shopping centers sold or classified as held-for-sale in 2006 as well as 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units totaling $558,250 and $458,607, for the six months ended June 30, 2006 and 2005, respectively, and income taxes totaling $2.9 million for the six months ended June 30, 2005.

Minority interest of preferred units declined $2.4 million to $1.9 million in 2006 as a result of redeeming $54 million of preferred units in 2005. Preferred stock dividends increased $2.5 million to $9.8 million in 2006 as a result of the issuance of $75 million of preferred stock in 2005.

Net income for common stockholders increased $23.1 million to $98.0 million in 2006 as compared with $74.9 million in 2005. Diluted earnings per share were $1.43 in 2006, compared with $1.18 in 2005, or 21% higher, a result of the increase in net income, partially offset by an increase in weighted average common shares associated with the sale of approximately 4.3 million shares in August 2005.

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

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2006, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$6,560	27,049	23,049	56,526	180,477	254,392	848,776	1,396,829	1,294,549
Average interest rate for all fixed rate debt	6.64%	6.62%	6.61%	6.56%	6.26%	5.78%	5.78%

Variable rate LIBOR debt	$—	180,534	—	—	—	—	—	180,534	180,534
Average interest rate for all variable rate debt	5.50%	5.50%	—	—	—	—	—

As the table incorporates only those exposures that exist as of June 30, 2006, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

During the quarter ended June 30, 2006, the Company completed an upgrade to its integrated Enterprise Resource Planning (ERP) suite of operational and financial systems to the JD Edwards EnterpriseOne 8.10 (JDE) software package. The Company previously utilized JDE World and OneWorld Xe packages. The upgraded information systems platform supports the Company’s current and future operational needs and further strengthens its internal control over financial reporting. The implementation of the JDE system upgrade has materially affected the Company’s internal controls over financial reporting by, among other things, automating a number of accounting, back office, and reporting processes and activities. Other than the upgrade to the JDE software package, there have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We sold the following equity securities during the quarter ended June 30, 2006 that we did not report on Form 8-K because they represent in the aggregate less than 1% of our outstanding common stock. All shares were issued to a total of three accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of exchangeable common units of our operating partnership, Regency Centers, L.P.

Date	Number of Shares
4/6/06	8,000
4/13/06	115,000
4/1406	6,250
5/18/06	40,000
5/30/06	20,000
6/16/06	40,000

(b)	None

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	(a) Average price paid per share	(b) Total number of shares purchased as part of publicly announced plans or programs	(c) Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2006	2,544	$62.75	—	—
May 1 through May 31, 2006	—	—	—	—
June 1 through June 30, 2006	339	$61.38	—	—

Total	2,883	$62.59	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with stock option exercises and restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Regency Centers Corporation was held on May 2, 2006.

Proposal One: The board of directors nominated all eleven of its members to stand for re-election at the 2006 meeting and the directors were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all directors were re-elected to serve until the 2007 annual meeting and until their successors are elected and qualified.

Proposal Two: The board of directors selected the accounting firm of KPMG LLP to serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2006. The firm has served as the auditors for Regency since 1993. The board of directors directed that the appointment of the independent accountants be submitted for ratification by the shareholders at the annual meeting. Therefore, in accordance with the voting results listed below, KPMG LLP will serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2006.

Proposal One:	Shareholders approved the re-election of all eleven members of the board of directors to serve until the 2007 annual meeting.

Nominee	For	Withheld
Raymond L. Bank	54,786,288	2,897,655
C. Ronald Blankenship	55,171,539	2,512,404
A. R. Carpenter	50,554,133	7,129,810
J. Dix Druce	54,520,985	3,162,958
Mary Lou Fiala	54,549,611	3,134,332
Bruce M. Johnson	50,641,495	7,042,448
Douglas S. Luke	43,020,243	14,663,700
John C. Schweitzer	54,784,524	2,899,419
Martin E. Stein, Jr.	54,551,632	3,132,311
Thomas G. Wattles	55,172,464	2,511,479
Terry N. Worrell	55,172,464	2,511,479

Proposal Two:	Shareholders approved the ratification of the appointment of KPMG as Regency’s independent registered public accountants for the current year ending December 31, 2006.

For	Against	Abstained
56,367,802	1,314,665	1,474

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2006	REGENCY CENTERS CORPORATION

	By:	/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer