Form 10-Q
period 2007-06-30
REGENCY CENTERS CORP
filed 2007-08-07
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 69,507,362 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(in thousands, except share data)

	2007	2006
	(unaudited)
Assets
Real estate investments at cost:
Land	$876,241	862,851
Buildings and improvements	1,949,142	1,963,634

	2,825,383	2,826,485
Less: accumulated depreciation	459,179	427,389

	2,366,204	2,399,096
Properties in development, net	929,425	615,450
Operating properties held for sale, net	19,623	25,608
Investments in real estate partnerships	429,106	434,090

Net real estate investments	3,744,358	3,474,244

Cash and cash equivalents	55,095	34,046
Notes receivable	19,961	19,988
Tenant receivables, net of allowance for uncollectible accounts of $3,387 and $3,961 at June 30, 2007 and December 31, 2006, respectively	59,131	67,162
Deferred costs, less accumulated amortization of $39,631 and $36,227 at June 30, 2007 and December 31, 2006, respectively	48,006	40,989
Acquired lease intangible assets, less accumulated amortization of $12,044 and $10,511 at June 30, 2007 and December 31, 2006, respectively	14,218	12,315
Other assets	49,043	23,041

	$3,989,812	3,671,785

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,810,524	1,454,386
Unsecured line of credit	30,000	121,000
Accounts payable and other liabilities	172,569	140,940
Acquired lease intangible liabilities, net	9,097	7,729
Tenants’ security and escrow deposits	10,643	10,517

Total liabilities	2,032,833	1,734,572

Preferred units	49,158	49,158
Exchangeable operating partnership units	14,048	16,941
Limited partners’ interest in consolidated partnerships	14,764	17,797

Total minority interest	77,970	83,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 3,000,000 Series 5 and 800,000 Series 3 and 4 shares issued and outstanding at both June 30, 2007 and December 31, 2006 with liquidation preferences of $25 and $250 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 74,997,973 and 74,431,787 shares issued at June 30, 2007 and December 31, 2006, respectively	750	744
Treasury stock at cost	(111,414)	(111,414)
Additional paid in capital	1,750,132	1,744,201
Accumulated other comprehensive income (loss)	1,577	(13,317)
Distributions in excess of net income	(37,036)	(41,897)

Total stockholders’ equity	1,879,009	1,853,317

	$3,989,812	3,671,785

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2007 and 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
Revenues:
Minimum rent	$77,960	73,334
Percentage rent	342	487
Recoveries from tenants	22,962	19,438
Management, acquisition and other fees	7,496	12,141

Total revenues	108,760	105,400

Operating expenses:
Depreciation and amortization	21,988	20,812
Operating and maintenance	13,363	11,924
General and administrative	12,907	10,830
Real estate taxes	11,546	11,029
Other expenses, net	1,261	1,733

Total operating expenses	61,065	56,328

Other expense (income):
Interest expense, net of interest income of $811 and $937 in 2007 and 2006, respectively	20,311	19,879
Gain on sale of operating properties and properties in development	(3,449)	(9,593)

Total other expense (income)	16,862	10,286

Income before minority interests and equity in income (loss) of investments in real estate partnerships	30,833	38,786
Minority interest of preferred units	(931)	(931)
Minority interest of exchangeable operating partnership units	(265)	(463)
Minority interest of limited partners	(238)	(4,264)
Equity in income (loss) of investments in real estate partnerships	780	(338)

Income from continuing operations	30,179	32,790

Discontinued operations, net:
Operating income from discontinued operations	396	1,162
Gain on sale of operating properties and properties in development	18,709	3,095

Income from discontinued operations	19,105	4,257

Net income	49,284	37,047
Preferred stock dividends	(4,919)	(4,919)

Net income for common stockholders	$44,365	32,128

Income per common share—basic:
Continuing operations	$0.36	0.40
Discontinued operations	0.28	0.07

Net income for common stockholders per share	$0.64	0.47

Income per common share—diluted:
Continuing operations	$0.36	0.40
Discontinued operations	0.28	0.07

Net income for common stockholders per share	$0.64	0.47

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2007 and 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
Revenues:
Minimum rent	$155,173	144,956
Percentage rent	1,077	925
Recoveries from tenants	45,055	39,908
Management, acquisition and other fees	13,877	19,401

Total revenues	215,182	205,190

Operating expenses:
Depreciation and amortization	43,439	41,021
Operating and maintenance	26,359	23,585
General and administrative	25,204	21,633
Real estate taxes	22,894	21,136
Other expenses	1,721	5,390

Total operating expenses	119,617	112,765

Other expense (income):
Interest expense, net of interest income of $1,530 and $2,528 in 2007 and 2006, respectively	39,701	39,098
Gain on sale of operating properties and properties in development	(29,094)	(25,273)

Total other expense (income)	10,607	13,825

Income before minority interests and equity in income of investments in real estate partnerships	84,958	78,600

Minority interest of preferred units	(1,862)	(1,862)
Minority interest of exchangeable operating partnership units	(804)	(1,105)
Minority interest of limited partners	(516)	(4,775)
Equity in income of investments in real estate partnerships	4,569	417

Income from continuing operations	86,345	71,275

Discontinued operations, net:
Operating income from discontinued operations	1,218	3,110
Gain on sale of operating properties and properties in development	18,709	33,436

Income from discontinued operations	19,927	36,546

Net income	106,272	107,821

Preferred stock dividends	(9,838)	(9,838)

Net income for common stockholders	$96,434	97,983

Income per common share - basic:
Continuing operations	$1.10	0.90
Discontinued operations	0.29	0.54

Net income for common stockholders per share	$1.39	1.44

Income per common share - diluted:
Continuing operations	$1.10	0.89
Discontinued operations	0.29	0.54

Net income for common stockholders per share	$1.39	1.43

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2007

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2006	$275,000	744	(111,414)	1,744,201	(13,317)	(41,897)	1,853,317
Comprehensive Income:
Net income	—	—	—	—	—	106,272	106,272
Amortization of loss on derivative instruments	—	—	—	—	653	—	653
Change in fair value of derivative instruments	—	—	—	—	14,241	—	14,241

Total comprehensive income							121,166
Restricted stock issued, net of amortization	—	3	—	8,848	—	—	8,851
Common stock redeemed for taxes withheld for stock based compensation, net	—	2	—	(5,950)	—	—	(5,948)
Common stock issued for partnership units exchanged	—	1	—	5,286	—	—	5,287
Reallocation of minority interest	—	—	—	(2,253)	—	—	(2,253)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(9,838)	(9,838)
Common stock ($1.32 per share)	—	—	—	—	—	(91,573)	(91,573)

Balance at June 30, 2007	$275,000	750	(111,414)	1,750,132	1,577	(37,036)	1,879,009

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(in thousands)

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$106,272	107,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,542	42,898
Deferred loan cost and debt premium amortization	1,569	1,650
Stock based compensation	9,555	9,032
Minority interest of preferred units	1,862	1,862
Minority interest of exchangeable operating partnership units	979	1,672
Minority interest of limited partners	516	4,775
Equity in income of investments in real estate partnerships	(4,569)	(417)
Net gain on sale of properties	(47,967)	(59,256)
Provision for loss on operating properties	—	500
Distribution of earnings from operations of investments in real estate partnerships	15,496	17,588
Changes in assets and liabilities:
Tenant receivables	6,545	(1,442)
Deferred leasing costs	(4,217)	(3,935)
Other assets	(12,285)	(3,457)
Accounts payable and other liabilities	4,430	(10,305)
Above and below market lease intangibles, net	(727)	(617)
Tenants’ security and escrow deposits	142	408

Net cash provided by operating activities	121,143	108,777

Cash flows from investing activities:
Acquisition of operating real estate	(34,025)	(19,337)
Development of real estate including acquisition of land	(385,922)	(159,382)
Proceeds from sale of real estate investments	173,313	219,632
Repayment of notes receivable, net	27	14,601
Investments in real estate partnerships	(9,039)	(5,564)
Distributions received from investments in real estate partnerships	2,651	3,085

Net cash (used in) provided by investing activities	(252,995)	53,035

Cash flows from financing activities:
Net proceeds from common stock issuance	2,332	2,622
(Distributions to) contributions from limited partners in consolidated partnerships	(3,629)	205
Distributions to exchangeable operating partnership unit holders	(838)	(1,293)
Distributions to preferred unit holders	(931)	(1,862)
Dividends paid to common stockholders	(89,485)	(79,406)
Dividends paid to preferred stockholders	(4,919)	(9,838)
Proceeds from issuance of fixed rate unsecured notes	398,108	—
Repayment of unsecured line of credit, net	(91,000)	(59,000)
Repayment of notes payable	(49,243)	(16,745)
Scheduled principal payments	(2,113)	(2,261)
Deferred loan costs	(5,381)	(98)

Net cash provided by (used in) financing activities	152,901	(167,676)

Net increase (decrease) in cash and cash equivalents	21,049	(5,864)
Cash and cash equivalents at beginning of the period	34,046	42,458

Cash and cash equivalents at end of the period	$55,095	36,594

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(in thousands)

(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $15,659 and $10,405 in 2007 and 2006, respectively)	$38,858	41,844

Preferred unit and stock distributions declared and not paid	$5,850	—

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$5,287	14,473

Mortgage loans assumed for the acquisition of real estate investments	$9,560	44,000

Real estate contributed to investments in real estate partnerships	$3,518	—

Common stock issued for dividend reinvestment plan	$2,088	1,965

Notes receivable taken in connection with out-parcel sales	$—	9,286

Change in fair value of derivative instrument	$14,241	10,458

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At June 30, 2007, the Partnership directly owned 223 retail shopping centers and held partial interests in an additional 190 retail shopping centers through investments in joint ventures.

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

Investments in real estate partnerships not controlled by the Company (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Company has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). Further, the venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Company has concluded that the equity method of accounting is appropriate for these interests as they do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

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

June 30, 2007

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors.

At June 30, 2007, the Company owned approximately 99% or 69,507,362 Partnership Units of the total 70,116,116 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Unit holders since both have equivalent rights and Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when the Company is the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

(b)	Revenues (continued)

Substantially all of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent) and reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs.

Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” In summary, profits from sales will not be recognized under the full accrual method by the Company unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

The Company has been engaged by joint ventures under agreements to provide asset management, property management, leasing, investing and financing services for such ventures’ shopping centers. The fees are market based and generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are rendered, when fees due are determinable and collectibility is reasonably assured.

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At June 30, 2007 and December 31, 2006, the Company had capitalized pre-development costs of $24.6 million and $23.3 million, respectively of which $12.0 million and $10.0 million, respectively were refundable deposits.

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

June 30, 2007

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

The Company and the unconsolidated joint ventures allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company's methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

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

June 30, 2007

(c)	Real Estate Investments (continued)

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Company classifies an operating property as held-for-sale when it determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale and management believes it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

In accordance with Statement 144, when the Company sells a property or classifies a property as held-for-sale and will not have continuing involvement or significant cash flows after disposition, the operations and cash flows of the property are eliminated from continuing operations and its operations including any mortgage interest and gain on sale are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also represented to reflect the operations of these properties as discontinued operations. When the Company sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

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

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the six months ended June 30, 2007, the Company recorded a tax benefit of $778,705 as compared to tax expense of $3.5 million for the same period in the prior year.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company adopted this Interpretation effective January 1, 2007 and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $35.8 million and $33.3 million at June 30, 2007 and December 31, 2006, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.2 million and $7.7 million at June 30, 2007 and December 31, 2006, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

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

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships are included in cash flows from operations in the consolidated statements of cash flows. Cash distributions from the sale or loan proceeds from the placement of debt on a property included in investments in real estate partnerships are included in cash flows from investing activities in the consolidated statements of cash flows.

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

June 30, 2007

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

June 30, 2007

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

At June 30, 2007, the Company held a majority interest in three consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $8.8 million at June 30, 2007. The related carrying value is $1.7 million and $1.3 million as of June 30, 2007 and December 31, 2006, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheets. The Company has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company does not believe that the adoption of Statement 159 will have a material effect on its consolidated financial statements; however, the Company will continue to evaluate the application of this Statement.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under Statement 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

(n)	Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to classifications adopted in 2007.

2.	Real Estate Investments

During 2007, the Company acquired two shopping centers for a purchase price of $43.1 million which included the assumption of $9.6 million in debt. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $3.4 million and $2.1 million, respectively were recorded for these acquisitions. The acquisitions were accounted for as a purchase business combination and their results of operations are included in the consolidated financial statements from the date of acquisition. Included in the acquisitions described above is a $16.1 million shopping center that is part of a four property portfolio under contract for purchase for approximately $79 million. During July 2007, the Company acquired the remaining three shopping centers for a combined purchase price of approximately $62.9 million including the assumption of $33 million in debt.

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

During the three months ended June 30, 2007, the Company sold 100% of its interest in three properties for net proceeds of $81.4 million. The combined operating income and gain from these properties and the two properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006, as well as operating properties held-for-sale were $1.3 million and $4.1 million, respectively for the three months ended June 30, 2007 and 2006. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, as follows (in thousands):

	For the three months ended
	June 30, 2007		June 30, 2006
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties
Operations and gain	$399	18,873	1,177	3,136
Less: Minority interest	3	164	15	41

Discontinued operations, net	$396	18,709	1,162	3,095

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

3.	Discontinued Operations (continued)

During the six months ended June 30, 2007, the Company sold 100% of its interest in three properties for net proceeds of $81.4 million. The combined operating income and gain from these properties and the two properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006, as well as operating properties held-for-sale were $3.0 million and $8.8 million, respectively for the six months ended June 30, 2007 and 2006. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, as follows (in thousands):

	For the six months ended
	June 30, 2007		June 30, 2006
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties
Operations and gain	$1,229	18,873	3,158	33,983
Less: Minority interest	11	164	48	547

Discontinued operations, net	$1,218	18,709	3,110	33,436

4.	Investments in Real Estate Partnerships

The Company accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Company has determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Company’s combined investment in these partnerships was $429.1 million and $434.1 million at June 30, 2007 and December 31, 2006, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized or accreted to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results, as well as gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Company earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Company fees for asset management, property management, leasing, investment and financing services. During the three months ended June 30, 2007 and 2006, the Company received fees from these joint ventures of $7.4 million and $11.8 million, respectively. During the six months ended June 30, 2007 and 2006, the Company received fees from these joint ventures of $13.8 million and $19.0 million, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

4.	Investments in Real Estate Partnerships (continued)

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Company has ownership interests of 20% or 30%. As of June 30, 2007, Columbia owned 21 shopping centers, had total assets of $569.8 million and net income of $5.7 million for the six months ended of which the Company’s share of the venture’s total assets and net income was $126.5 million and $1.1 million, respectively. During 2007, Columbia purchased one shopping center from a third party for $12.0 million which was net of $8.1 million of assumed mortgage debt by Columbia and the Company contributed $2.4 million for its proportionate share of the purchase price.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has an ownership interest of 25%. As of June 30, 2007, RegCal owned nine shopping centers, had total assets of $180.3 million and net income of $751,303 for the six months ended of which the Company’s share of the venture’s total assets and net income was $45.1 million and $236,059, respectively.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Company has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (collectively, “MCWR II”).

As of June 30, 2007, MCWR I owned 50 shopping centers, had total assets of $724.7 million, and net income of $12.6 million for the six months ended of which the Company’s share of the venture’s total assets and net income was $181.3 million and $4.7 million, respectively. During 2007, MCWR I purchased one shopping center from a third party for $23.0 million, net of $10.8 million of assumed mortgage debt, and the Company contributed $5.8 million for its proportionate share of the purchase price. During 2007, MCWR I sold one shopping center to an unrelated party for $33.4 million for a gain of $7.9 million.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

4.	Investments in Real Estate Partnerships (continued)

As of June 30, 2007, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and recorded a net loss of $10.6 million for the six months ended of which the Company’s share of the venture’s total assets and net loss was $663.5 million and $2.6 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations.

In December 2006, Regency formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which its ownership interest was 26.8%. During the first quarter, the Company reduced its ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund will have the exclusive right to acquire all Regency-developed large format community centers upon stabilization that meet the Fund's investment criteria.

As of June 30, 2007, the Fund owned four shopping centers, had total assets of $144.8 million and recorded net income of $464,746 for the six months ended of which the Company’s share of the venture’s total assets and net income was $28.9 million and $204,541, respectively. During 2007, the Fund acquired two community shopping centers from the Company for a sales price of $61.0 million, for which the Company received cash of $57.6 million for the Fund’s proportionate share and recognized a gain of $22.1 million.

In July 2007, we entered into a definitive agreement with MCW and The Desco Group (“Desco”), a St. Louis’ leading grocery-anchored shopping center developer and operator, to acquire 33 shopping centers totaling 2.8 million square feet of GLA for approximately $362 million. The centers will primarily be anchored by Schnucks grocery stores. Regency’s ownership interest in the new venture will be approximately 13%. The acquisition is expected to be completed later this year.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains, operations and cash flows are not recorded as discontinued operations because of Regency’s substantial continuing involvement in these shopping centers. Columbia, RegCal, and the joint ventures with MCW and the Fund intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Company. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the joint ventures.

Our investments in real estate partnerships as of June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$61,487	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,422	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	225,539	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	920	1,140
Columbia Regency Retail Partners (Columbia)	20.00%	35,793	36,096
Cameron Village LLC (Columbia)	30.00%	20,674	20,826
Columbia Regency Partners II (Columbia)	20.00%	11,801	11,516
RegCal, LLC (RegCal)	25.00%	18,067	18,514
Regency Retail Partners (the Fund) (1)	20.00%	8,826	5,139
Other investments in real estate partnerships	50.00%	39,577	39,008

Total		$429,106	434,090

(1)	At December 31, 2006, Regency’s ownership interest in the Fund was 26.8%.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

4.	Investments in Real Estate Partnerships (continued)

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	June 30, 2007	December 31, 2006
Investment in real estate, net	$4,050,690	4,029,389
Acquired lease intangible assets, net	190,576	200,835
Other assets	151,069	135,451

Total assets	4,392,335	4,365,675

Notes payable	2,476,300	2,435,229
Acquired lease intangible liabilities, net	72,133	69,336
Other liabilities	67,845	70,295
Members’ capital	1,776,057	1,790,815

Total liabilities and equity	$4,392,335	4,365,675

Unconsolidated investments in real estate partnerships had notes payable of $2.5 billion and $2.4 billion as of June 30, 2007 and December 31, 2006, respectively and the Company’s proportionate share of these loans was $615.7 million and $610.8 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s guarantee does not extend beyond its ownership percentage of the joint venture.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenues	$108,375	100,353	216,387	201,816

Operating expenses:
Depreciation and amortization	42,612	43,083	85,783	88,364
Operating and maintenance	16,010	13,505	31,030	27,761
General and administrative	2,242	2,484	5,749	4,060
Real estate taxes	12,699	11,981	25,244	24,000

Total operating expenses	73,563	71,053	147,806	144,185

Other expense (income):
Interest expense, net	33,227	31,130	65,593	61,701
Loss (gain) on sale of real estate	4	305	(7,912)	(4,900)
Other (loss) income	(83)	32	34	148

Total other expense (income)	33,148	31,467	57,715	56,949

Net income (loss)	$1,664	(2,167)	10,866	682

5.	Notes Receivable

The Company has notes receivable outstanding of $20.0 million at June 30, 2007 and December 31, 2006, respectively. The notes bear interest ranging from 6.75% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Company has acquired lease intangible assets of $14.2 million and $12.3 million at June 30, 2007 and December 31, 2006, respectively of which $13.6 million and $11.7 million, respectively relates to in-place leases. The aggregate amortization expense recorded for these in-place leases was approximately $760,668 and $991,634 for the three months ended June 30, 2007 and 2006, respectively. The aggregate amortization expense recorded for these in-place leases was approximately $1.5 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. The Company has above market lease intangible assets of $615,870 recorded net of a reduction to minimum rent of $53,602 at June 30, 2007. The Company has acquired lease intangible liabilities of $9.1 million and $7.7 million as of June 30, 2007 and December 31, 2006, respectively related to below-market rents recorded net of previously accreted minimum rent of $5.1 million and $4.3 million, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

7.	Notes Payable and Unsecured Line of Credit

The Company’s outstanding debt at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$179,897	186,897
Variable rate mortgage loans	33,581	68,662
Fixed rate unsecured loans	1,597,046	1,198,827

Total notes payable	1,810,524	1,454,386
Unsecured Line of Credit	30,000	121,000

Total	$1,840,524	1,575,386

On June 5, 2007, RCLP completed the sale of $400 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

In February 2007, Regency entered into a new loan agreement under the Line with a commitment of $600 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at the Company’s option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 5.925% at June 30, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .75%. The balance on the Line was $30 million at June 30, 2007.

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

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of principal and interest and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range from 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%. The Company intends to repay mortgage loans at maturity from proceeds from the Line.

The fair value of the Company’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Company, the fair value of notes payable and the Line is approximately $1.9 billion at June 30, 2007.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

7.	Notes Payable and Unsecured Line of Credit (continued)

As of June 30, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2007	$1,840	36,458	38,298
2008	3,535	19,612	23,147
2009	3,570	59,172	62,742
2010	3,397	177,232	180,629
2011 (includes the Line)	3,410	281,145	284,555
Beyond 5 Years	10,606	1,239,263	1,249,869
Unamortized debt premiums	—	1,284	1,284

Total	$26,358	1,814,166	1,840,524

8.	Derivative Financial Instruments

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

On March 10, 2006, the Company entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix $400 million fixed rate financing expected to occur in 2010 and 2011. The change in fair value of these swaps from inception generated an asset of $11.3 million at June 30, 2007, which is recorded in other assets in the accompanying consolidated balance sheet.

On April 1, 2005, the Company entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Company settled the swaps with a

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

8.	Derivative Financial Instruments (continued)

payment to the counter-parties for $7.3 million. During 2003, the Company entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Company settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense recorded in 2007 related to the settlement of these swaps is $653,022 and the unamortized balance at June 30, 2007 is $9.7 million.

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

9.	Stockholders’ Equity and Minority Interest

(a)	Preferred Units

At June 30, 2007 and December 31, 2006, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of June 30, 2007 are summarized as follows:

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

June 30, 2007

9.	Stockholders’ Equity and Minority Interest (continued)

(b)	Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2007 are summarized as follows:

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

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sales were used to reduce the Line and redeem the Series E and Series F Preferred Units.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

10.	Stock-Based Compensation

The Company recorded stock-based compensation expense as follows, the components of which are further described below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Restricted stock	$4,175	4,179	8,850	8,358
Stock options	256	240	512	480
Directors’ fees paid in common stock	90	92	193	194

Total	$4,521	4,511	9,555	9,032

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At June 30, 2007, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In January 2005, the Company acquired the “reload” rights of existing employees’ stock options from the option holders by granting 771,645 options for an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. In March 2007, the Company acquired the “reload” rights of existing directors’ stock options from the option holders by granting 13,353 options for an average exercise price of $89.95, the fair value on the date of grant, and granted 1,654 restricted shares representing value of $148,725, canceling all of the “reload” rights on existing directors’ stock options. These stock options and restricted shares vest 25% per year and are expensed over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

10.	Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted during the following periods:

	June 30, 2007	March 31, 2007	December 31 2006
Per share weighted average value of stock options	$8.78	8.78	8.35
Expected dividend yield	3.0%	3.1%	3.8%
Risk-free interest rate	4.7%	4.9%	4.9%
Expected volatility	19.8%	19.8%	20.0%
Expected life in years	2.7	2.7	2.1

The following table reports stock option activity during the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2006	1,195,551	$48.90
Granted	17,122	88.78
Exercised	(465,704)	48.56		$19,914

Outstanding - March 31, 2007	746,969	$50.02
Granted	671	81.25
Exercised	(2,820)	45.96		$96

Outstanding - June 30, 2007	744,820	$50.07	7.5	$15,219

Vested and expected to vest - June 30, 2007	730,324	$50.02	7.5	$14,958

Exercisable - June 30, 2007	352,286	$47.17	7.5	$8,219

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

10.	Stock-Based Compensation (continued)

As of June 30, 2007, there was $1.6 million of unrecognized compensation cost related to non-vested stock options granted under the Plan expected to be recognized through 2009. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding unvested option activity during the period ended June 30, 2007:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	568,771	$5.90
Granted	17,793	8.78
Less: 2007 Vesting	194,030	6.00

Non-vested at June 30, 2007	392,534	$6.04

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

10.	Stock-Based Compensation (continued)

The following table reports restricted stock activity during the year ended June 30, 2007:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2006	779,060		$51.67
Shares Granted	223,958		$84.66
Less Shares Vested and Distributed	368,235

Unvested at June 30, 2007	634,783	$44,752	$68.73

The total intrinsic value of restricted stock vested during the six months ended June 30, 2007 was $29.7 million. As of June 30, 2007, there was $32.4 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the consolidated statement of stockholders’ equity and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2011.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

11.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively (in thousands except per share data):

	2007	2006
Numerator:
Income from continuing operations	$30,179	32,790
Discontinued operations	19,105	4,257

Net income	49,284	37,047
Less: Preferred stock dividends	4,919	4,919

Net income for common stockholders	44,365	32,128
Less: Dividends paid on unvested restricted stock	313	361

Net income for common stockholders – basic	44,052	31,767
Add: Dividends paid on Treasury Method restricted stock	44	58

Net income for common stockholders – diluted	$44,096	31,825

Denominator:
Weighted average common shares outstanding for basic EPS	68,918	67,972
Incremental shares to be issued under common stock options using the Treasury method	250	283
Incremental shares to be issued under unvested restricted stock using the Treasury method	67	98

Weighted average common shares outstanding for diluted EPS	69,235	68,353

Income per common share – basic
Income from continuing operations	$0.36	0.40
Discontinued operations	0.28	0.07

Net income for common stockholders per share	$0.64	0.47

Income per common share – diluted
Income from continuing operations	$0.36	0.40
Discontinued operations	0.28	0.07

Net income for common stockholders per share	$0.64	0.47

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended June 30, 2007 and 2006 and therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

11.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively (in thousands except per share data):

	2007	2006
Numerator:
Income from continuing operations	$86,345	71,275
Discontinued operations	19,927	36,546

Net income	106,272	107,821
Less: Preferred stock dividends	9,838	9,838

Net income for common stockholders	96,434	97,983
Less: Dividends paid on unvested restricted stock	626	723

Net income for common stockholders – basic	95,808	97,260
Add: Dividends paid on Treasury Method restricted stock	107	124

Net income for common stockholders – diluted	$95,915	97,384

Denominator:
Weighted average common shares outstanding for basic EPS	68,769	67,692
Incremental shares to be issued under common stock options using the Treasury method	266	301
Incremental shares to be issued under unvested restricted stock using the Treasury method	81	104

Weighted average common shares outstanding for diluted EPS	69,116	68,097

Income per common share – basic
Income from continuing operations	$1.10	0.90
Discontinued operations	0.29	0.54

Net income for common stockholders per share	$1.39	1.44

Income per common share – diluted
Income from continuing operations	$1.10	0.89
Discontinued operations	0.29	0.54

Net income for common stockholders per share	$1.39	1.43

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the six months ended June 30, 2007 and 2006 and therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2007

12.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $4.2 million, all of which has been accrued. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

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

At June 30, 2007, we directly owned 223 shopping centers (the “Consolidated Properties”) located in 22 states representing 25.2 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $3.8 billion before depreciation. Through joint ventures, we own partial interests in 190 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.8 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $429.1 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through joint ventures. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide full property management, asset management, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 413 shopping centers located in 28 states and the District of Columbia and contains 48.0 million square feet of GLA.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in a decline in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition and industry consolidation could result in retailer store closings; however, we closely monitor the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and market our shopping centers based on consumer demand. A significant slowdown in retailer demand for new stores could cause a corresponding reduction in our shopping center development program that would likely reduce our future rental revenues and profits from development sales; as well as, increase our operating expenses as a result of reducing our capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). However, based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we anticipate that we will be able to sustain our development program at historical levels of investment for the next three years.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	June 30, 2007	December 31, 2006
Number of Properties (a)	413	405
Number of Properties (b)	223	218
Number of Properties (c)	190	187

Properties in Development (a)	48	47
Properties in Development (b)	44	43
Properties in Development (c)	4	4

Gross Leasable Area (a)	47,997,721	47,187,462
Gross Leasable Area (b)	25,236,571	24,654,082
Gross Leasable Area (c)	22,761,150	22,533,380

Percent Leased (a)	90.6%	91.0%
Percent Leased (b)	86.7%	87.3%
Percent Leased (c)	95.0%	95.0%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	June 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	9,391,137	19.5%	89.4%	71	9,521,497	20.2%	88.6%
Florida	57	6,033,544	12.6%	93.4%	55	6,175,929	13.1%	93.1%
Texas	39	4,670,798	9.7%	88.6%	39	4,779,440	10.1%	86.1%
Virginia	34	4,151,967	8.6%	93.5%	33	3,884,864	8.2%	94.1%
Georgia	32	2,736,759	5.7%	92.7%	32	2,735,441	5.8%	92.6%
Colorado	21	2,345,046	4.9%	93.0%	21	2,345,224	5.0%	91.8%
Illinois	17	2,342,907	4.9%	95.1%	16	2,256,682	4.8%	95.8%
Ohio	16	2,294,023	4.8%	86.2%	16	2,292,515	4.9%	85.3%
North Carolina	16	2,193,420	4.6%	92.7%	16	2,193,420	4.6%	92.4%
Maryland	18	2,058,329	4.3%	94.8%	18	2,058,329	4.4%	94.6%
Pennsylvania	13	1,647,530	3.4%	93.9%	13	1,649,570	3.5%	90.1%
Washington	11	1,178,844	2.5%	94.4%	11	1,172,684	2.5%	94.5%
Oregon	11	1,088,218	2.3%	94.8%	10	1,011,678	2.1%	91.5%
Nevada	3	783,535	1.6%	26.1%	1	119,313	0.3%	87.4%
Delaware	5	654,779	1.4%	91.3%	5	654,687	1.4%	91.3%
South Carolina	10	616,148	1.3%	92.2%	9	536,847	1.1%	97.5%
Massachusetts	3	571,949	1.2%	83.1%	3	568,099	1.2%	83.7%
Arizona	4	496,087	1.0%	99.3%	4	496,087	1.1%	99.3%
Tennessee	7	490,549	1.0%	94.5%	7	488,050	1.0%	94.4%
Minnesota	3	483,938	1.0%	96.3%	3	483,938	1.0%	96.5%
Michigan	4	303,459	0.6%	88.0%	4	303,412	0.6%	87.6%
Kentucky	2	302,670	0.6%	94.8%	2	302,670	0.6%	95.0%
Wisconsin	2	269,128	0.6%	97.3%	2	269,128	0.6%	97.3%
Indiana	5	198,368	0.4%	73.6%	5	193,370	0.4%	70.9%
Alabama	2	193,558	0.4%	81.6%	2	193,558	0.4%	82.2%
Connecticut	1	179,730	0.4%	100.0%	1	179,730	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.3%	80.6%	2	125,173	0.3%	74.8%
Dist. of Columbia	2	39,646	0.1%	89.8%	2	39,645	0.1%	89.4%

Total	413	47,997,721	100.0%	90.6%	405	47,187,462	100.0%	91.0%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Consolidated Properties:

	June 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,551,415	22.0%	85.5%	46	5,861,515	23.8%	84.9%
Florida	36	3,911,619	15.5%	94.4%	34	4,054,604	16.4%	93.6%
Texas	30	3,526,873	14.0%	86.1%	30	3,629,118	14.7%	82.5%
Ohio	14	2,038,842	8.1%	84.7%	14	2,037,134	8.3%	83.6%
Virginia	11	1,416,990	5.6%	88.4%	9	1,018,531	4.1%	89.1%
Georgia	16	1,409,725	5.6%	90.8%	16	1,408,407	5.7%	89.7%
Colorado	13	1,158,491	4.6%	89.9%	13	1,158,670	4.7%	89.0%
North Carolina	9	947,413	3.8%	95.1%	9	947,413	3.8%	95.3%
Oregon	8	733,548	2.9%	94.2%	7	657,008	2.7%	88.8%
Nevada	2	684,471	2.7%	15.6%	1	119,313	0.5%	87.4%
Pennsylvania	4	585,552	2.3%	91.2%	4	587,592	2.4%	78.1%
Washington	6	561,826	2.2%	89.9%	6	555,666	2.3%	90.3%
Tennessee	7	490,549	1.9%	94.5%	7	488,050	2.0%	94.4%
Illinois	3	415,011	1.7%	93.4%	3	415,011	1.7%	93.6%
Arizona	3	388,440	1.5%	99.1%	3	388,440	1.6%	99.1%
Massachusetts	2	386,670	1.5%	75.3%	2	382,820	1.5%	76.1%
Michigan	4	303,459	1.2%	88.0%	4	303,412	1.2%	87.6%
Delaware	2	240,418	1.0%	98.7%	2	240,418	1.0%	98.7%
South Carolina	3	170,662	0.7%	77.4%	2	91,361	0.4%	94.7%
Maryland	1	129,940	0.5%	67.1%	1	129,940	0.5%	67.0%
New Hampshire	2	125,173	0.5%	80.6%	2	125,173	0.5%	74.8%
Indiana	3	59,484	0.2%	29.8%	3	54,486	0.2%	23.5%

Total	223	25,236,571	100.0%	86.7%	218	24,654,082	100.0%	87.3%

The Consolidated Properties are encumbered by mortgage loans of $213.5 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Unconsolidated Properties owned in joint ventures:

	June 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,839,722	16.9%	95.0%	25	3,659,982	16.2%	94.5%
Virginia	23	2,734,977	12.0%	96.2%	24	2,866,333	12.7%	95.8%
Florida	21	2,121,925	9.3%	91.6%	21	2,121,325	9.4%	92.1%
Maryland	17	1,928,389	8.5%	96.6%	17	1,928,389	8.6%	96.4%
Illinois	14	1,927,896	8.5%	95.5%	13	1,841,671	8.2%	96.3%
Georgia	16	1,327,034	5.8%	94.6%	16	1,327,034	5.9%	95.7%
North Carolina	7	1,246,007	5.5%	90.9%	7	1,246,007	5.5%	90.1%
Colorado	8	1,186,555	5.2%	96.0%	8	1,186,554	5.3%	94.5%
Texas	9	1,143,925	5.0%	96.4%	9	1,150,322	5.1%	97.4%
Pennsylvania	9	1,061,978	4.7%	95.4%	9	1,061,978	4.7%	96.8%
Washington	5	617,018	2.7%	98.5%	5	617,018	2.7%	98.3%
Minnesota	3	483,938	2.1%	96.3%	3	483,938	2.2%	96.5%
South Carolina	7	445,486	2.0%	97.9%	7	445,486	2.0%	98.0%
Delaware	3	414,361	1.8%	87.0%	3	414,269	1.8%	87.0%
Oregon	3	354,670	1.6%	96.1%	3	354,670	1.6%	96.5%
Kentucky	2	302,670	1.3%	94.8%	2	302,670	1.3%	95.0%
Wisconsin	2	269,128	1.2%	97.3%	2	269,128	1.2%	97.3%
Ohio	2	255,181	1.1%	98.5%	2	255,381	1.1%	99.0%
Alabama	2	193,558	0.8%	81.6%	2	193,558	0.9%	82.2%
Massachusetts	1	185,279	0.8%	99.4%	1	185,279	0.8%	99.4%
Connecticut	1	179,730	0.8%	100.0%	1	179,730	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	92.3%	2	138,884	0.6%	89.5%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Nevada	1	99,064	0.4%	98.9%	—	—	—	—
Dist. of Columbia	2	39,646	0.2%	89.8%	2	39,645	0.2%	89.4%

Total	190	22,761,150	100.0%	95.0%	187	22,533,380	100.0%	95.0%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2007:

Grocery Anchor	Number of Stores (a)	Percentage of Company-owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	67	9.1%	6.2%
Publix	68	6.4%	4.2%
Safeway	68	5.7%	3.8%
Super Valu	34	3.4%	2.8%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close their related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At June 30, 2007, we had leases with 129 video rental stores representing $9.4 million of annual rental income pertaining to Consolidated Properties and our pro rata share of the Unconsolidated Properties. We are not aware at this time of the current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains from the sale of real estate will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to stockholders. Net cash provided by operating activities was $121.1 million and $108.8 million, and gains from the sale of real estate were $48.0 million and $59.3 million, for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, we incurred capital expenditures to improve our shopping centers of $5.3 million and $4.8 million, we paid scheduled principal payments of $2.1 million and $2.3 million to our lenders on mortgage loans, and we paid dividends to our stockholders and unit holders of $96.2 million and $92.4 million, respectively. The increase in dividends during 2007 relates to the 10.9% increase in our dividend declaration per share.

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

The following table summarizes net cash flows related to operating, investing and financing activities for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ending June 30,
	2007	2006
Net cash provided by operating activities	$121,143	108,775
Net cash (used in) provided by investing activities	(252,995)	53,034
Net cash provided by (used in) financing activities	152,901	(167,677)

Net increase (decrease) in cash and equivalents	$21,049	(5,868)

At June 30, 2007, we had an unlimited amount under our shelf registration for equity securities based on the Securities and Exchange Commission (“SEC”) rules and RCLP had $200 million available for debt under its shelf registration. We believe that our ability to access the capital markets as a source of funds to meet capital requirements is good.

At June 30, 2007 we had 48 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.2 billion after projected sales of adjacent land and out-parcels. This compares to 47 properties that were under construction at the end of 2006 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment on our current development projects in a range of 8% to 8.5% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily the result of higher costs associated with the acquisition of land and construction. The Company believes that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of projected land sales are estimated to be $507.6 million and will likely be expended through 2010. The costs to complete these developments will be funded from our $600 million line of credit, which had $570 million of available funding at June 30, 2007, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

During 2007, we acquired two shopping centers for a purchase price of $43.1 million, which included the assumption of $9.6 million in debt. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $3.4 million and $2.1 million, respectively were recorded for these acquisitions. The acquisitions were accounted for as a purchase business combination and the results of its operations are included in the consolidated financial statements from the date of acquisition. Included in the acquisitions described above is a $16.1 million shopping center that is part of a four property portfolio under contract for purchase for approximately $79 million. During July 2007, we acquired the remaining three shopping centers for a combined purchase price of approximately $62.9 million including the assumption of $33 million in debt.

Investments in Unconsolidated Real Estate Partnerships (Joint Ventures)

At June 30, 2007, we had investments in unconsolidated real estate partnerships of $429.1 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at June 30, 2007 and December 31, 2006 (dollars in thousands):

	2007	2006
Number of Joint Ventures	18	18
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	190	187

Combined Assets	$4,392,335	$4,365,675
Combined Liabilities	2,616,278	2,574,860
Combined Equity	1,776,057	1,790,815

Regency’s Share of (1) :
Assets	$1,104,775	$1,106,803
Liabilities	650,708	646,346

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

We account for all investments in real estate partnerships in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During the three months ended June 30, 2007 and 2006, we received fees from these joint ventures of $7.4 million and $11.8 million, respectively. During the six months ended June 30, 2007 and 2006, we received fees from these joint ventures of $13.8 million and $19.0 million, respectively. Our investments in real estate partnerships as of June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$61,487	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,422	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	225,539	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	920	1,140
Columbia Regency Retail Partners (Columbia)	20.00%	35,793	36,096
Cameron Village LLC (Columbia)	30.00%	20,674	20,826
Columbia Regency Partners II (Columbia)	20.00%	11,801	11,516
RegCal, LLC (RegCal)	25.00%	18,067	18,514
Regency Retail Partners (the Fund) (1)	20.00%	8,826	5,139
Other investments in real estate partnerships	50.00%	39,577	39,008

Total		$429,106	434,090

(1)	At December 31, 2006, our ownership interest in Regency Retail Partners was 26.8%.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of June 30, 2007, Columbia owned 21 shopping centers, had total assets of $569.8 million, and net income of $5.7 million for the six months ended. Our share of Columbia’s total assets and net income was $126.5 million and $1.1 million, respectively which represents 3.2% of our total assets and 1.2% of our net income available for common stockholders.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2007, RegCal owned nine shopping centers, had total assets of $180.3 million, and had net income of $751,303 for the six months ended. Our share of RegCal’s total assets and net income was $45.1 million and $236,059, respectively which represents 1.1% of our total assets and less than 1% of our net income available for common stockholders, respectively.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II).

As of June 30, 2007, MCWR I owned 50 shopping centers, had total assets of $724.7 million, and net income of $12.6 million for the six months ended. Our share of MCWR I’s total assets and net income was $181.3 million and $4.7 million, respectively. During 2007, MCWR I sold one shopping center for $33.4 million to an unrelated party for a gain of $8.1 million, and acquired one shopping center from an unrelated party for a purchase price of $23.0 million, net of assumed debt and we contributed $5.8 million for our proportionate share of the purchase price.

As of June 30, 2007, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and a net loss of $10.6 million for the six months ended. Our share of MCWR II’s total assets and net loss was $663.5 million and $2.6 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio in 2005, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. We have the ability to receive additional acquisition fees of approximately $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date of the First Washington Portfolio that are subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us.

Our investment in the four joint ventures with MCW totals $294.4 million and represents 6.7% of our total assets at June 30, 2007. Our pro-rata share of the assets and net income of these ventures was $844.8 million and $2.1 million, respectively, which represents 21.2% and 2.2% of our total assets and net income available for common stockholders, respectively.

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

As of June 30, 2007, the Fund owned four shopping centers, had total assets of $144.8 million and net income of $464,746 for the six months ended. Our share of the Fund’s total assets and net income was $28.9 million and $204,541, respectively. Our share of the Fund represents less than 1% of our total assets and net income available for common stockholders. The Fund acquired two community shopping centers from us for a sales price of $61.0 million, or $57.6 million on a net basis after excluding our ownership interest, and we recognized a gain of $22.1 million.

In July 2007, we entered into a definitive agreement with MCW and The Desco Group (“Desco”), a St. Louis’ leading grocery-anchored shopping center developer and operator, to acquire 33 shopping centers totaling 2.8 million square feet of GLA for approximately $362 million. The centers will primarily be anchored by Schnucks grocery stores. Regency’s ownership interest in the new venture will be approximately 13%. The acquisition is expected to be completed later this year.

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

Notes Payable

Outstanding debt at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$179,897	186,897
Variable rate mortgage loans	33,581	68,662
Fixed rate unsecured loans	1,597,046	1,198,827

Total notes payable	1,810,524	1,454,386
Unsecured Line of Credit	30,000	121,000

Total	$1,840,524	1,575,386

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2017. We intend to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.38%.

On June 5, 2007, RCLP completed the sale of $400 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

In February, 2007, we entered into a new loan agreement under the Line which increased the commitment to $600 million with the right to increase the facility size an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at our option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 5.925% at June 30, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .75%. At June 30, 2007, the balance on the Line was $30.0 million.

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

As of June 30, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2007	$1,840	36,458	38,298
2008	3,535	19,612	23,147
2009	3,570	59,172	62,742
2010	3,397	177,232	180,629
2011 (includes the Line)	3,410	281,145	284,555
Beyond 5 Years	10,606	1,239,263	1,249,869
Unamortized debt premiums	—	1,284	1,284

Total	$26,358	1,814,166	1,840,524

Our investments in real estate partnerships had notes and mortgage loans payable of $2.5 billion at June 30, 2007, which mature through 2028. Our proportionate share of these loans was $615.7 million, of which 94.9% had average fixed interest rates of 5.2% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 80 to 120 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix the rate on $400 million of new financing expected to occur in 2010 and 2011 the proceeds of which will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was an asset of $11.3 million at June 30, 2007, and is recorded in other assets in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss).

At June 30, 2007, 96.5% of our total debt had fixed interest rates, compared with 88.0% at December 31, 2006. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 3.5% of our total debt. Based upon the variable interest-rate debt outstanding at June 30, 2007, if variable interest rates were to increase by 1%, our annual interest expense would increase by $635,814.

Equity Transaction

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2007 and December 31, 2006, only the Series D Preferred Units were outstanding with a face value of $50 million and a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Stock

As of June 30, 2007 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, we entered into an agreement to sell 4,312,500 shares of common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, we issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sales were used to reduce the Line and redeem the Series E and F Preferred Units.

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

Recognition of Gains from the Sales of Real Estate – We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. We have a large staff of employees who support the due diligence, land acquisition, construction, leasing, financial analysis and accounting of our development program. All direct internal costs related to these development activities are capitalized as part of each development project. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

Real Estate Acquisitions—Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets, liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments—Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods to determine fair value of the asset such as i) estimating discounted future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

Discontinued Operations—The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Prior to sale, we also make judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but retains a property or asset management function, is not considered discontinued. Therefore, based on our judgment, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement are classified as discontinued.

Investments in Real Estate Joint Ventures—In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated

Properties held in the joint ventures in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures. We account for all investments in which we do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” or SOP 78-9 (“Accounting for Investments in Real Estate Ventures”), and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of The Fund, its advisory committee.

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

Recent Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. We will be evaluating the application of this Statement and its effect on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We adopted this Interpretation effective January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

Results from Operations

Comparison of the three months ended June 30, 2007 to 2006:

Our revenues increased by $3.4 million, or 3.2% to $108.8 million as of June 30, 2007 as compared to the three month period in 2006 summarized in the following table (in thousands):

	Three months ending June 30,
	2007	2006	Change
Minimum rent	$77,960	73,334	4,626
Percentage rent	342	487	(145)
Recoveries from tenants	22,962	19,438	3,524
Management and other fees	7,496	12,141	(4,645)

Total revenues	$108,760	105,400	3,360

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, investing and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	Three months ending June 30,
	2007	2006	Change
Property management fees	$3,409	2,778	631
Asset management fees	2,648	1,444	1,204
Commissions	117	317	(200)
Investing and financing fees	1,322	7,602	(6,280)

	$7,496	12,141	(4,645)

Property management fees increased for the three months ended June 30, 2007 as a result of managing the entire First Washington Portfolio for MCWR II as compared to managing approximately 50% of the portfolio for the same period in 2006. Asset management fees were higher for the three months ended June 30, 2007 because the payment of asset management fees from MCWR II did not commence until December 2006 and for fees earned in 2007 from the Fund which closed in December 2006. Investing and financing fees are transaction based and these fees earned in 2006 include the recognition of a deferred portion of the $6.8 million Contingent Acquisition Fee described further above.

Our operating expenses increased by $4.7 million, or 8.4%, to $61.1 million for the three months ended June 30, 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	Three months ending June 30,
	2007	2006	Change
Operating, maintenance and real estate taxes	$24,909	22,953	1,956
General and administrative	12,907	10,830	2,077
Depreciation and amortization	21,988	20,812	1,176
Other expenses	1,261	1,733	(472)

Total operating expenses	$61,065	56,328	4,737

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

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation in addition to increased staffing and recruiting costs to manage the growth in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year.

Other expenses declined due to lower franchise tax expense.

The following table presents the change in interest expense for the three months ending June 30, 2007 and 2006:

	Three months ending June 30,
	2007	2006	Change
Interest on the Line	$3,723	1,335	2,389
Interest on notes payable	25,924	24,741	1,182
Capitalized interest	(8,525)	(5,260)	(3,265)
Interest income	(811)	(937)	126

	$20,311	19,879	432

Interest expense on the Line and notes payable increased due to higher outstanding balances associated with an increase in properties in development, the acquisitions acquired in 2007, and the $400 million ten-year unsecured notes issued in June 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income of real estate partnerships (joint ventures) increased $1.1 million to $780,263 as follows (in thousands):

	Three months ending June 30,
	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	$635	598	37
Macquarie CountryWide Direct (MCWR I)	100	131	(31)
Macquarie CountryWide-Regency II (MCWR II)	(1,187)	(2,180)	993
Macquarie CountryWide-Regency III (MCWR II)	(3)	(8)	5
Columbia Regency Retail Partners (Columbia)	525	525	—
Cameron Village LLC (Columbia)	(35)	(55)	20
Columbia Regency Partners II (Columbia)	21	20	1
RegCal, LLC (RegCal)	107	134	(27)
Regency Retail Partners (the Fund)	164	—	164
Other investments in real estate partnerships	453	497	(44)

Total	$780	(338)	1,118

The increase in our equity in income of real estate partnerships is related to growth in rental income in the shopping centers owned by the joint ventures in addition to reductions in depreciation and amortization expense recorded in MCWR II associated with shopping centers sold during 2006.

Gains from the sale of real estate were $3.4 million in 2007 as compared to $9.6 million in 2006. The three months ended June 30, 2007, includes the sale of 11 out-parcels for net proceeds of $26.2 million. The three months ended June 30, 2006 includes the sale of six out-parcels for net proceeds of $23.6 million. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

Income from discontinued operations was $19.1 million for the three months ended June 30, 2007 related to one operating property and two development properties sold to unrelated parties for net proceeds of $81.4 million and the classification of two properties to held-for-sale. Income from discontinued operations was $4.3 million for the three months ended June 30, 2006 related to one operating property sold to an unrelated party for net proceeds of $2.1 million and to the operations of shopping centers sold or classified as held-for-sale in 2007 and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operations into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units totaling $167,596 and $56,394 for the three months ended June 30, 2007 and 2006, respectively.

Net income for the three months ended for common stockholders increased $12.2 million to $44.4 million in 2007 as compared with $32.1 million in 2006 primarily related to higher gains recognized from the sale of real estate as described above. Diluted earnings per share was $0.64 in 2007 as compared to $0.47 in 2006 or 37% higher.

Results from Operations

Comparison of the six months ended June 30, 2007 to 2006:

Our revenues increased by $10.0 million, or 4.9% to $215.2 million as of June 30, 2007 as compared to the six month period in 2006 summarized in the following table (in thousands):

	Six months ending June 30,
	2007	2006	Change
Minimum rent	$155,173	144,956	10,217
Percentage rent	1,077	925	152
Recoveries from tenants	45,055	39,908	5,147
Management and other fees	13,877	19,401	(5,524)

Total revenues	$215,182	205,190	9,992

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, investing and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	Six months ending June 30,
	2007	2006	Change
Property management fees	$6,709	5,332	1,377
Asset management fees	5,246	2,765	2,481
Commissions	139	341	(202)
Investing and financing fees	1,783	10,963	(9,180)

	$13,877	19,401	(5,524)

Property management fees increased for the six months ending June 30, 2007 as a result of managing the entire First Washington Portfolio for MCWR II as compared to managing approximately 50% of the portfolio for the same period in 2006. Asset management fees were higher in 2007 because the payment of asset management fees from MCWR II did not commence until December 2006 and for fees earned in 2007 from the Fund closed in December 2006. Investing and financing fees are transaction based and not necessarily recurring and these fees earned in 2006 include the recognition of a deferred portion of the initial acquisition fee from MCWR II for the buy-down of our interest from 35% to 24.95% and the recognition of the $6.8 million Contingent Acquisition Fee described further above.

Our operating expenses increased by $6.9 million, or 6.1%, to $119.6 million as of June 30, 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	Six months ending June 30,
	2007	2006	Change
Operating, maintenance and real estate taxes	$49,253	44,721	4,532
General and administrative	25,204	21,633	3,571
Depreciation and amortization	43,439	41,021	2,418
Other expenses	1,721	5,390	(3,669)

Total operating expenses	$119,617	112,765	6,852

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

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation in addition to increased staffing and recruiting costs to manage the growth in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year.

The reduction in other expenses is a result of recording a tax benefit of $778,705 for the six months ended June 30, 2007 as compared to tax expense of $3.5 million for the same period in 2006 for Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary. RRG is subject to federal and state income taxes and files separate tax returns.

The following table presents the change in interest expense for the six months ending June 30, 2007 and 2006:

	Six months ending June 30,
	2007	2006	Change
Interest on the Line	$6,316	2,836	3,481
Interest on notes payable	50,574	49,195	1,378
Capitalized interest	(15,659)	(10,405)	(5,254)
Interest income	(1,530)	(2,528)	998

	$39,701	39,098	603

Weighted average outstanding debt	$1,679,540	1,581,448
Average balance properties in development	$707,435	450,670
Average interest rate	6.38%	6.48%

Interest expense on the Line and Notes payable increased due to higher outstanding balances associated with an increase in properties in development, the acquisitions acquired in 2007, and the $400 million ten-year unsecured notes issued in June 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income of real estate partnerships (joint ventures) increased $4.2 million to $4.6 million as of June 30, 2007 as follows (in thousands):

	Six months ending June 30,
	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	$4,481	2,732	1,749
Macquarie CountryWide Direct (MCWR I)	179	304	(125)
Macquarie CountryWide-Regency II (MCWR II)	(2,584)	(4,580)	1,996
Macquarie CountryWide-Regency III (MCWR II)	12	(7)	19
Columbia Regency Retail Partners (Columbia)	1,134	1,080	54
Cameron Village LLC (Columbia)	(23)	(51)	28
Columbia Regency Partners II (Columbia)	31	33	(2)
RegCal, LLC (RegCal)	236	257	(21)
Regency Retail Partners (the Fund)	205	—	205
Other investments in real estate partnerships	898	649	249

Total	$4,569	417	4,152

The increase in our equity in income of real estate partnerships is related to growth in rental income in the shopping centers owned by the joint ventures in addition to reductions in depreciation and amortization expense recorded in MCWR II associated with shopping centers sold during 2006.

Gains from the sale of real estate were $29.1 million in 2007 as compared to $25.3 million in 2006. 2007 includes $4.8 million in gains from the sale of 16 out-parcels for net proceeds of $34.3 million, $22.1 million from the sale of one property in development to a joint venture for net proceeds of $57.6 million; and a $2.2 million gain related to the partial sale of our interest in the Fund as discussed previously. 2006 includes $15.8 million in gains from the sale of 17 out-parcels for net proceeds of $34.6 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II as previously discussed. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

Income from discontinued operations was $19.9 million for the six months ended June 30, 2007 related to one operating property and two development properties sold to unrelated parties for net proceeds of $81.4 million and the classification of two properties to held-for-sale. Income from discontinued operations was $36.5 million for the six months ended June 30, 2006 related to five operating properties sold to unrelated parties for net proceeds of $71.0 million and to the operations of shopping centers sold or classified as held-for-sale in 2007 and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operations into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units totaling $175,484 and $594,770 for the six months ended June 30, 2007 and 2006 respectively.

Net income for the six months ended for common stockholders decreased $1.6 million to $96.4 million in 2007 as compared with $98.0 million in 2006 primarily related to higher gains recognized from the sale of real estate in 2006 as described above. Diluted earnings per share was $1.39 in 2007 as compared to $1.43 in 2006 or 3% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $4.2 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Market Risk

We are exposed to two components of interest-rate risk. Our line of credit (the “Line”) has a variable interest rate that is based upon LIBOR plus a spread of 55 basis points. LIBOR rates charged on the Line change monthly. Based upon our current Line balance, a 1% increase in LIBOR would equate to an additional $300,000 of interest costs per year. The spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings were reduced, the spread on the Line would increase resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We do not enter into derivative or interest-rate transactions for speculative purposes. We have approximately $436 million of fixed rate debt maturing in 2010 and 2011, which includes $400 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Company designated these swaps as cash flow hedges to fix the future interest rates on the $400 million of financing expected to occur in 2010 and 2011.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2007, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$10,798	23,147	56,661	180,629	254,555	1,249,869	1,775,659	1,817,909
Average interest rate for all fixed rate debt	6.45%	6.44%	6.39%	6.15%	5.81%	5.81%

Variable rate LIBOR debt	$27,500	—	6,081	—	30,000	—	63,581	63,581

Average interest rate for all variable rate debt	4.84%	—	4.55%	—	4.55%	—

As the table incorporates only those exposures that exist as of June 30, 2007, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We sold the following equity securities during the quarter ended June 30, 2007 that we did not report on Form 8-K because they represent in the aggregate less than 1% of our outstanding common stock. All shares were issued to a total of three accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of exchangeable common units of our operating partnership, Regency Centers, L.P.

Date	Number of Shares
04/04/07	50,000
05/01/07	8,140

(b)	None

(c)	Issuer Purchases of Equity Securities

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet Be purchased under the plans or programs
April 1 through April 30, 2007	—	—	—	—
May 1 through May 31, 2007	157	$81.62	—	—
June 1 through June 30, 2007	—	—	—	—

Total	157	$81.62	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with stock option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Regency Centers Corporation was held on May 1, 2007.

Proposal One: The board of directors nominated all eleven of its members to stand for re-election at the 2007 meeting and the directors were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all directors were re-elected to serve until the 2008 annual meeting and until their successors are elected and qualified.

Proposal Two: The board of directors selected the accounting firm of KPMG LLP to serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2007. The firm has served as the auditors for Regency since 1993. The board of directors directed that the appointment of the independent accountants be submitted for ratification by the shareholders at the annual meeting. Therefore, in accordance with the voting results listed below, KPMG LLP will serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2007.

Proposal One:	Shareholders approved the re-election of all eleven members of the board of directors to serve until the 2008 annual meeting.

Nominee	For	Withheld
Raymond L. Bank	61,230,177	85,591
C. Ronald Blankenship	61,230,355	85,413
A. R. Carpenter	57,359,925	3,955,843
J. Dix Druce	60,765,793	549,975
Mary Lou Fiala	61,081,527	234,241
Bruce M. Johnson	54,017,370	7,298,398
Douglas S. Luke	60,548,366	767,402
John C. Schweitzer	61,230,224	85,544
Martin E. Stein, Jr.	60,521,012	794,756
Thomas G. Wattles	61,230,121	85,647
Terry N. Worrell	61,231,317	84,451

Proposal Two:	Shareholders approved the ratification of the appointment of KPMG as Regency’s independent registered public accountants for the current year ending December 31, 2007.

For	Against	Abstained
60,695,377	615,978	4,412

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007	REGENCY CENTERS CORPORATION

	By:	/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer