Form 10-K/A
period 2007-12-31
REGENCY CENTERS CORP
filed 2008-03-28
CIK 910606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,763,478,999

The number of shares outstanding of the registrant’s voting common stock was 69,589,326 as of February 26, 2008.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) to incorporate into the Form 10-K the audited combined financial statements of Regency Retail Partners, a significant fifty percent-or-less owned person accounted for by the equity method by the Registrant, which is required to be filed by the Securities and Exchange Commission (the “SEC”) pursuant to Rule 3-09 of Regulation S-X. The financial statements of Regency Retail Partners were not available at the time the Registrant filed its Form 10-K on February 27, 2008.

The Registrant has amended the Form 10-K to provided a currently-dated consent from KPMG LLP, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer, chief financial officer, and chief operating officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the filing of the financial statements under Rule 3-09 of Regulation S-X, revised consent, and revised certifications, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency’s 2007 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

(b)	Exhibits:

2. (a)	Purchase and Sale Agreement among Macquarie CountryWide-Regency II, LLC, Macquarie CountryWide Trust, Regency Centers Corporation, USRP Texas GP, LLC, Eastern Shopping Center Holdings, LLC, First Washington Investment I, LLC and California Public Employees’ Retirement System dated February 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2005)

3.	Articles of Incorporation and Bylaws

(i)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 11, 2008).

(ii)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 8, 2006).

4. (a)	See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Centers Corporation defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Regency Centers Corporation Amended and Restated Long Term Omnibus Plan (incorporated by reference to Appendix 1 to Regency’s 2003 annual meeting proxy statement filed April 3, 2003).

(i)	Amendment No. 1 to Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-K filed March 12, 2004).

(ii)	Amendment to Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2006).

~ (b)	Form of Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K filed March 10, 2006).

~ (c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K filed March 10, 2006).

~ (d)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K filed March 12, 2004).

~ (e)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed March 12, 2004).

~ (f)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed March 12, 2004).

~* (i)	Form of Director/Officer Indemnification Agreement.

~ (j)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

(l)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference.

(m)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2007).

~ (n)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 7, 2008).

~ (o)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 7, 2008).

~ (p)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company’s Form 8K filed January 7, 2008).

~ (q)	2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 7, 2008).

~ (r)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company’s Form 8-K filed December 21, 2004).

(i)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December, 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company’s Form 10-K filed March 10, 2006).

(s)	Regency Centers Corporation 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2005).

(t)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 8, 2005).

(u)	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (U.S.) No. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 8, 2006).

(v)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP.

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference.

21.	Subsidiaries of the Registrant. (1)

23.	Consent of KPMG LLP. (2)

31.1	Rule 13a-14 Certification of Chief Executive Officer. (2)

31.2	Rule 13a-14 Certification of Chief Financial Officer. (2)

31.3	Rule 13a-14 Certification of Chief Operating Officer. (2)

32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. (2)

99	Audited Financial Statements of Regency Retail Partners. (2)

(1)	Filed on February 27, 2008 as an exhibit to Form 10-K for the year ended December 31, 2007.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS CORPORATION

March 28, 2008	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer