Form 10-Q
period 2008-06-30
REGENCY CENTERS CORP
filed 2008-08-06
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, there were 69,970,069 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(in thousands, except share data)

	2008	2007
	(unaudited)
Assets
Real estate investments at cost:
Land	$995,976	968,859
Buildings and improvements	2,114,443	2,090,497

	3,110,419	3,059,356
Less: accumulated depreciation	538,779	497,498

	2,571,640	2,561,858
Properties in development	1,008,235	905,929
Operating properties held for sale, net	26,164	—
Investments in real estate partnerships	423,138	432,910

Net real estate investments	4,029,177	3,900,697
Cash and cash equivalents	41,604	18,668
Notes receivable	20,298	44,543
Tenant receivables, net of allowance for uncollectible accounts of $2,077 and $2,482 at June 30, 2008 and December 31, 2007, respectively	71,663	75,441
Deferred costs, less accumulated amortization of $48,614 and $43,470 at June 30, 2008 and December 31, 2007, respectively	58,062	52,784
Acquired lease intangible assets, less accumulated amortization of $9,594 and $7,362 at June 30, 2008 and December 31, 2007, respectively	14,995	17,228
Other assets	40,470	33,651

Total assets	$4,276,269	4,143,012

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,859,995	1,799,975
Unsecured credit facilities	334,667	208,000
Accounts payable and other liabilities	155,561	164,479
Acquired lease intangible liabilities, less accumulated accretion of $7,760 and $6,371 at June 30, 2008 and December 31, 2007, respectively	8,965	10,354
Tenants’ security and escrow deposits	11,927	11,436

Total liabilities	2,371,115	2,194,244

Preferred units	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $27,681 and $30,543 at June 30, 2008 and December 31, 2007, respectively	10,455	10,832
Limited partners’ interest in consolidated partnerships	8,124	18,392

Total minority interest	67,737	78,382

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at June 30, 2008 with liquidation preferences of $25 per share and 800,000 Series 3 and 4 shares and 3,000,000 Series 5 shares issued and outstanding at December 31, 2007 with liquidation preferences of $250 and $25 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 75,567,808 and 75,168,662 shares issued at June 30, 2008 and December 31, 2007, respectively	756	752
Treasury stock at cost, 5,598,211 and 5,530,025 shares held at June 30, 2008 and December 31, 2007, respectively	(111,414)	(111,414)
Additional paid in capital	1,775,722	1,766,280
Accumulated other comprehensive income (loss)	(18,762)	(18,916)
Distributions in excess of net income	(83,885)	(41,316)

Total stockholders’ equity	1,837,417	1,870,386

	$4,276,269	4,143,012

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
Revenues:
Minimum rent	$86,913	77,238
Percentage rent	281	342
Recoveries from tenants	24,221	22,763
Management, acquisition, and other fees	11,966	7,496

Total revenues	123,381	107,839

Operating expenses:
Depreciation and amortization	26,929	21,795
Operating and maintenance	15,107	13,281
General and administrative	13,153	12,907
Real estate taxes	12,429	11,441
Other expenses	669	1,261

Total operating expenses	68,287	60,685

Other expense (income):
Interest expense, net of interest income of $657 and $811 in 2008 and 2007, respectively	23,453	20,311
Gain on sale of operating properties and properties in development	—	(3,449)

Total other expense (income)	23,453	16,862

Income before minority interests and equity in income (loss) of investments in real estate partnerships	31,641	30,292
Minority interest of preferred units	(931)	(931)
Minority interest of exchangeable operating partnership units	(210)	(252)
Minority interest of limited partners	(225)	(238)
Equity in income of investments in real estate partnerships	1,122	780

Income from continuing operations	31,397	29,651
Discontinued operations, net:
Operating income from discontinued operations	596	924
Gain on sale of operating properties and properties in development	4,792	18,709

Income from discontinued operations	5,388	19,633

Net income	36,785	49,284
Preferred stock dividends	(4,919)	(4,919)

Net income for common stockholders	$31,866	44,365

Income per common share - basic:
Continuing operations	$0.38	0.35
Discontinued operations	0.07	0.29

Net income for common stockholders per share	$0.45	0.64

Income per common share - diluted:
Continuing operations	$0.38	0.35
Discontinued operations	0.07	0.29

Net income for common stockholders per share	$0.45	0.64

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
Revenues:
Minimum rent	$171,900	153,912
Percentage rent	1,081	1,076
Recoveries from tenants	48,946	44,762
Management, acquisition, and other fees	20,413	13,877

Total revenues	242,340	213,627

Operating expenses:
Depreciation and amortization	52,271	43,068
Operating and maintenance	30,533	26,212
General and administrative	27,276	25,204
Real estate taxes	25,281	22,787
Other expenses	1,466	1,721

Total operating expenses	136,827	118,992

Other expense (income):
Interest expense, net of interest income of $1,537 and $1,530 in 2008 and 2007, respectively	45,990	39,701
Gain on sale of operating properties and properties in development	(2,934)	(29,094)
Provision for loss on real estate investments	716	—

Total other expense (income)	43,772	10,607

Income before minority interests and equity in income (loss) of investments in real estate partnerships	61,741	84,028
Minority interest of preferred units	(1,862)	(1,862)
Minority interest of exchangeable operating partnership units	(421)	(787)
Minority interest of limited partners	(482)	(516)
Equity in income of investments in real estate partnerships	3,757	4,569

Income from continuing operations	62,733	85,432
Discontinued operations, net:
Operating income from discontinued operations	898	2,131
Gain on sale of operating properties and properties in development	4,792	18,709

Income from discontinued operations	5,690	20,840

Net income	68,423	106,272
Preferred stock dividends	(9,838)	(9,838)

Net income for common stockholders	$58,585	96,434

Income per common share - basic:
Continuing operations	$0.75	1.09
Discontinued operations	0.08	0.30

Net income for common stockholders per share	$0.83	1.39

Income per common share - diluted:
Continuing operations	$0.75	1.09
Discontinued operations	0.08	0.30

Net income for common stockholders per share	$0.83	1.39

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2008

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2007	$275,000	752	(111,414)	1,766,280	(18,916)	(41,316)	1,870,386
Comprehensive Income:
Net income	—	—	—	—	—	68,423	68,423
Amortization of loss on derivative instruments	—	—	—	—	653	—	653
Change in fair value of derivative instruments	—	—	—	—	(499)	—	(499)

Total comprehensive income							68,577
Restricted stock issued, net of amortization	—	3	—	10,433	—	—	10,436
Common stock redeemed for taxes withheld for stock based compensation, net	—	1	—	(1,155)	—	—	(1,154)
Common stock issued for partnership units exchanged	—	—	—	232	—	—	232
Reallocation of minority interest	—	—	—	(68)	—	—	(68)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(9,838)	(9,838)
Common stock ($1.45 per share)	—	—	—	—	—	(101,154)	(101,154)

Balance at June 30, 2008	$275,000	756	(111,414)	1,775,722	(18,762)	(83,885)	1,837,417

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$68,423	106,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,554	43,542
Deferred loan cost and debt premium amortization	2,050	1,569
Stock based compensation	11,142	9,555
Minority interest of preferred units	1,862	1,862
Minority interest of exchangeable operating partnership units	459	979
Minority interest of limited partners	482	516
Equity in income of investments in real estate partnerships	(3,757)	(4,569)
Net gain on sale of properties	(7,758)	(47,967)
Provision for loss on real estate investments	716	—
Distribution of earnings from operations of investments in real estate partnerships	18,715	15,496
Changes in assets and liabilities:
Tenant receivables	3,605	6,545
Deferred leasing costs	(6,114)	(4,217)
Other assets	(9,388)	(12,285)
Accounts payable and other liabilities	(14,955)	4,430
Above and below market lease intangibles, net	(1,330)	(727)
Tenants’ security and escrow deposits	491	142

Net cash provided by operating activities	117,197	121,143

Cash flows from investing activities:
Acquisition of operating real estate	—	(34,025)
Development of real estate including acquisition of land	(230,850)	(385,922)
Proceeds from sale of real estate investments	52,596	173,313
Collection of notes receivable, net	24,244	27
Investments in real estate partnerships	(12,597)	(9,039)
Distributions received from investments in real estate partnerships	8,857	2,651

Net cash used in investing activities	(157,750)	(252,995)

Cash flows from financing activities:
Net proceeds from common stock issuance	1,017	2,332
Distributions to limited partners in consolidated partnerships, net	(10,895)	(3,629)
Distributions to exchangeable operating partnership unit holders	(671)	(838)
Distributions to preferred unit holders	(1,862)	(931)
Dividends paid to common stockholders	(99,011)	(89,485)
Dividends paid to preferred stockholders	(9,838)	(4,919)
Proceeds from issuance of fixed rate unsecured notes	—	398,108
Proceeds from (repayment of) unsecured credit facilities, net	126,667	(91,000)
Proceeds from notes payable	62,500	—
Repayment of notes payable	(200)	(49,243)
Scheduled principal payments	(2,326)	(2,113)
Payment of loan costs	(1,892)	(5,381)

Net cash provided by financing activities	63,489	152,901

Net increase in cash and cash equivalents	22,936	21,049
Cash and cash equivalents at beginning of the period	18,668	34,046

Cash and cash equivalents at end of the period	$41,604	55,095

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $18,838 and $15,659 in 2008 and 2007, respectively)	$46,026	38,858

Preferred unit and stock distributions declared and not paid	$—	5,850

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$232	5,287

Mortgage loans assumed for the acquisition of real estate, at fair value	$—	9,560

Real estate contributed as investments in real estate partnerships	$—	3,518

Change in fair value of derivative instruments	$(499)	14,241

Common stock issued for dividend reinvestment plan	$2,143	2,088

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At June 30, 2008, the Partnership directly owned 232 retail shopping centers and held partial interests in an additional 211 retail shopping centers through investments in joint ventures.

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

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The Company has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. The Company has concluded that the equity method of accounting is appropriate for these interests and they do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the real estate partnerships are initially recorded at cost, and subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

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

At June 30, 2008, the Company owned approximately 99% or 69,969,597 Partnership Units of the total 70,437,808 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock or can be redeemed in cash, at the Company’s discretion (see Note 1(l). The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Partnership Unit holders since both have equivalent rights and the Partnership Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized as part of the building, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

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

June 30, 2008

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying consolidated balance sheets. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. At June 30, 2008 and December 31, 2007, the Company had capitalized pre-development costs of $22.6 million and $22.7 million, respectively, of which $10.0 million and $10.8 million, respectively, were refundable deposits.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The Company and the real estate partnerships allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on the allocation of a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building, and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining initial term of the respective leases in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”).

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases as required by Statement 142. The value of below-market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable, as required by Statement 142. The Company does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Company’s existing relationships.

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

June 30, 2008

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

The Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future discounted cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Company operates, tenant credit quality, and demand for new retail stores. During the six months ended June 30, 2008, the Company established a provision for loss of $716,000 to adjust a real estate investment to its estimated fair value.

(d)	Income Taxes

The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income.

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the six months ended June 30, 2008 and 2007, the Company recorded income tax benefits of $356,407 and $778,705, respectively.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The Company accounts for uncertainties in income tax law in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2003 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $45.9 million and $41.2 million at June 30, 2008 and December 31, 2007, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.1 million and $11.6 million at June 30, 2008 and December 31, 2007, respectively.

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

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders’ equity and comprehensive income (loss). Regency’s outstanding shares do not include treasury shares.

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At June 30, 2008 and December 31, 2007, $8.1 million and $8.0 million of cash was restricted, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

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

Regency grants stock-based compensation to its employees and directors. When Regency issues common shares as compensation, it receives a like number of common units from the Partnership. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other share-based awards granted under Regency’s Long-Term Omnibus Plan (the “Plan”). Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

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

June 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

(l)	Regency’s Redeemable Minority Interests

EITF D-98 “Classification and Measurement of Redeemable Securities,” clarifies Rule 5-02.28 of Regulation S-X which requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as minority interest of exchangeable operating partnership units (“OP Units”) in Regency’s accompanying consolidated balance sheets. The holders may redeem these OP Units for a like number of shares of common stock of Regency or cash, at the Company’s discretion. See Note 9 for further discussion.

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

(n)	Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 was effective and adopted by the Company on January 1, 2008; however, the Company did not elect to measure any other financial statement items at fair value. See Note 9 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

(o)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“Statement 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adopting this statement although the impact is not considered to be material as only further disclosure is required.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“Statement 161”). This Statement amends Statement 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting this statement although the impact is not considered to be material as only further disclosure is required.

In February 2008, the FASB amended Statement 157 with FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe the adoption of FSP FAS 157-2 for its nonfinancial assets and liabilities will have a material impact on its financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The impact on the Company’s financial statements will be reflected at the time of any acquisition after the implementation date that meets the requirements above.

(p)	Reclassifications

Certain reclassifications have been made to the 2007 amounts to conform to classifications adopted in 2008.

2.	Real Estate Investments

During 2008, the Company did not have any acquisition activity other than through its investments in real estate partnerships.

3.	Discontinued Operations

Regency maintains a conservative capital structure to fund its growth program without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets Regency’s investment standards. This recycling strategy calls for the Company to sell non-strategic assets and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

During the three months ended June 30, 2008, the Company sold 100% interest in two development properties for net proceeds of $19.8 million. The combined operating income and gains on sale of these development properties and the two properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $787,728 and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. The operating income and gains on sale of properties included in discontinued operations are reported both net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG and, are summarized as follows for the three months ended June 30, 2008 and 2007, respectively (in thousands):

	For the three months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$600	4,824	940	18,873
Less: Minority interest	4	32	16	164
Less: Income taxes	—	—	—	—

Discontinued operations, net	$596	4,792	924	18,709

During the six months ended June 30, 2008, the Company sold 100% interest in two development properties for net proceeds of $19.8 million. The combined operating income and gains on sale of these development properties and the two properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $1.4 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. The operating income and gains on sale of properties included in discontinued operations are reported both net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG and, are summarized as follows for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	For the six months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$904	4,824	2,159	18,873
Less: Minority interest	6	32	28	164
Less: Income taxes	—	—	—	—

Discontinued operations, net	$898	4,792	2,131	18,709

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

4.	Investments in Real Estate Partnerships

The Company’s investment in real estate partnerships was $423.1 million and $432.9 million at June 30, 2008 and December 31, 2007, respectively. The difference between the carrying amount of these investments and the underlying equity in net assets was $17.6 million and $17.8 million at June 30, 2008 and December 31, 2007, respectively. This amount is accreted to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

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

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Company earning its pro-rata share of net income or loss in each of the partnerships, these partnerships pay the Company fees for asset management, property management, leasing, investing, and financing services. During the three months ended June 30, 2008 and 2007, the Company recorded fees from these joint ventures of $11.8 million and $7.4 million, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded fees from these joint ventures of $20.2 million and $13.8 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Company has ownership interests of 20% or 30%. As of June 30, 2008, Columbia owned 27 shopping centers, had total assets of $636.4 million and net income of $6.8 million for the six months ended of which the Company’s share of the venture’s total assets and net income was $139.5 million and $1.3 million, respectively. During 2008, Columbia sold one shopping center to an unrelated party for $13.8 million for a gain of $257,738.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has an ownership interest of 25%. As of June 30, 2008, RegCal owned seven shopping centers, had total assets of $159.9 million and net income of $5.1 million for the six months ended of which the Company’s share of the venture’s total assets and net income was $40.0 million and $1.3 million, respectively. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million for a gain of $4.2 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which the Company has an ownership interest of 25% (collectively, “MCWR I”), two in which it has an ownership interest of 24.95% (collectively, “MCWR II”), and one in which it has an ownership interest of 16.35% (“MCWR-DESCO”).

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

As of June 30, 2008, MCWR I owned 42 shopping centers, had total assets of $602.5 million, and net income of $5.2 million for the six months ended of which the Company’s share of the venture’s total assets and net income was $150.7 million and $1.6 million, respectively.

As of June 30, 2008, MCWR II owned 89 shopping centers, had total assets of $2.5 billion and recorded net income of $5.1 million for the six months ended. The Company’s share of the venture’s total assets was $615.8 million. However, the Company reported a net loss of $829,490 after recording a brokerage fee of $2.2 million for the sale of the Mid-Atlantic Portfolio in May 2008. In June 2008, the Company earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date the Company achieved the cumulative targeted income levels as specified in the Amended and Restated Income Target Agreement between the Company and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Company and amounted to $3.9 million. During 2008, MCWR II sold the Mid-Atlantic Portfolio of seven shopping centers to an unrelated party for $108.1 million for a gain of $8.9 million.

As of June 30, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $404.6 million and a net loss of $2.2 million for the six months ended, primarily related to depreciation and amortization expense, but is expected to produce positive cash flow from operations. The Company’s share of the venture’s total assets and net loss was $66.2 million and $370,007, respectively.

The Company co-invests with the Fund, an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. The Fund has the exclusive right to acquire all Regency-developed large format community centers upon stabilization that meet the Fund’s investment criteria. The Fund also has the right to co-invest with the Company in third party shopping center acquisitions. As of June 30, 2008, the Fund owned eight shopping centers, had total assets of $307.8 million and recorded net income of $420,684 for the six months ended of which the Company’s share of the venture’s total assets and net income was $61.4 million and $172,327, respectively. During 2008, the Fund purchased one shopping center from an unrelated party for $93.3 million that included $66.0 million of assumed mortgage debt and the Company contributed $18.7 million for its proportionate share of the purchase price.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Company’s ownership interest. The gains, operations, and cash flows are not recorded as discontinued operations because of Regency’s significant continuing involvement in these shopping centers. For those properties acquired from third parties, the Company is required to contribute its pro-rata share of the purchase price to the joint ventures.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

Our investments in real estate partnerships as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$39,409	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,475	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	201,268	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	699	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	27,568	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,153	33,801
Cameron Village LLC (Columbia)	30.00%	19,789	20,364
Columbia Regency Partners II (Columbia)	20.00%	18,759	20,326
RegCal, LLC (RegCal)	25.00%	15,242	17,110
Regency Retail Partners (the Fund)	20.00%	18,466	13,296
Other investments in real estate partnerships	50.00%	42,310	36,563

Total		$423,138	432,910

Summarized financial information for the unconsolidated investments in real estate partnerships on a combined basis, is as follows (in thousands):

	June 30, 2008	December 31, 2007
Investment in real estate, net	$4,367,267	4,422,533
Acquired lease intangible assets, net	192,020	197,495
Other assets	135,664	147,525

Total assets	4,694,951	4,767,553

Notes payable	2,688,033	2,719,473
Acquired lease intangible liabilities, net	91,171	86,031
Other liabilities	85,677	83,734
Members’ capital	1,830,070	1,878,315

Total liabilities and equity	$4,694,951	4,767,553

Unconsolidated investments in real estate partnerships had notes payable of $2.7 billion as of June 30, 2008 and December 31, 2007 and the Company’s proportionate share of these loans was $643.2 million and $653.3 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s liability does not extend beyond its ownership percentage of the joint venture.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The revenues and expenses for the unconsolidated investments in real estate partnerships on a combined basis for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Total revenues	$119,959	108,493	242,699	216,421

Operating expenses:
Depreciation and amortization	45,092	42,612	91,165	85,783
Operating and maintenance	16,359	16,010	34,299	31,030
General and administrative	2,988	2,242	5,176	5,749
Real estate taxes	15,326	12,699	30,875	25,244

Total operating expenses	79,765	73,563	161,515	147,806

Other expense (income):
Interest expense, net	36,688	33,227	72,928	65,593
(Gain) loss on sale of real estate	(9,113)	4	(13,502)	(7,912)
Other expense	35	35	70	68

Total other expense (income)	27,610	33,266	59,496	57,749

Net income	$12,584	1,664	21,688	10,866

5.	Notes Receivable

The Company has notes receivable outstanding of $20.3 million and $44.5 million at June 30, 2008 and December 31, 2007, respectively. The notes bear interest ranging from LIBOR plus 175 basis points to 14.0% with maturity dates through November 2014. During 2008, the Company received $24.2 million for repayment of notes maturing, which included $12.1 million outstanding to the Fund, in which the Company has a 20% ownership interest. This loan was provided to facilitate the Company’s sale of a shopping center to the Fund in December 2007 and was repaid in full prior to maturity on January 28, 2008.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

6.	Acquired Lease Intangibles

The Company has acquired lease intangible assets of $15.0 million and $17.2 million at June 30, 2008 and December 31, 2007, respectively, of which $14.5 million and $16.7 million, respectively relates to in-place leases. These in-place leases have a remaining weighted average amortization period of 7.3 years and the aggregate amortization expense recorded for these in-place leases was $1.2 million and $760,668 for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. The Company has above-market lease intangible assets of $495,919 and $554,849 at June 30, 2008 and December 31, 2007, respectively. The remaining weighted average amortization period is 4.8 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was $29,482 and $26,300 for the three months ended June 30, 2008 and 2007, respectively, and $58,930 and $53,602 for the six months ended June 30, 2008 and 2007, respectively.

The Company has acquired lease intangible liabilities of $9.0 million and $10.4 million as of June 30, 2008 and December 31, 2007, respectively. The remaining weighted average accretion period is 7.2 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was $811,068 and $396,241 for the three months ended June 30, 2008 and 2007, respectively, and $1.4 million and $780,952 for the six months ended June 30, 2008 and 2007, respectively.

7.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt at June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes Payable:
Fixed rate mortgage loans	$257,024	196,915
Variable rate mortgage loans	5,540	5,821
Fixed rate unsecured loans	1,597,431	1,597,239

Total notes payable	1,859,995	1,799,975
Unsecured credit facilities	334,667	208,000

Total	$2,194,662	2,007,975

On June 5, 2008, the Company placed a $62.5 million mortgage on a single entity joint venture. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, Regency entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Company with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible by the Company at its discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.738% at June 30, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility at closing were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the Term Facility was $227.7 million at June 30, 2008.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

On February 12, 2007, Regency entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at the Company’s option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services raised Regency’s corporate credit and senior unsecured ratings from BBB to BBB+. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 2.900% at June 30, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $107.0 million and $208.0 million at June 30, 2008 and December 31, 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), Regency has $941.5 million of total capacity and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured debt offerings. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on secured debt offerings is payable semi-annually and the debt matures over various terms through 2017. The Company intends to repay mortgage loans at maturity from proceeds from the Unsecured credit facilities. Fixed interest rates on notes payable range from 5.22% to 8.95% and average 6.18%. The Company has one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points and matures in 2009.

As of June 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$2,310	19,402	21,712
2009	4,641	58,409	63,050
2010	4,634	176,988	181,622
2011 (includes Unsecured credit facilities)	4,461	585,823	590,284
2012	4,703	249,868	254,571
Beyond 5 Years	16,098	1,067,974	1,084,072
Unamortized debt discounts, net	—	(649)	(649)

Total	$36,847	2,157,815	2,194,662

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

8.	Derivative Financial Instruments

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

All interest rate swaps qualify for hedge accounting under Statement 133 as cash flow hedges. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. The adjustment to interest expense recorded in 2008 related to previously settled swaps is $653,022. The unamortized balance at June 30, 2008 is $8.4 million. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of June 30, 2008 were as follows (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(2,844)
100,000	5.415%	09/15/20	(2,324)
98,350	5.399%	01/15/20	(2,956)
100,000	5.415%	09/15/20	(2,211)

$396,700			$(10,335)

9.	Fair Value Measurements

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

As of June 30, 2008 the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements at June 30, 2008 using:
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Derivative financial instruments (Note 8)	$—	$(11,157)	$822	$(10,335)

The change in fair value of these derivative financial instruments from inception was a liability of $10.3 million at June 30, 2008, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss).

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated balance sheets.

Minority Interests

As of June 30, 2008 and December 31, 2007, Regency had 468,211 and 473,611 redeemable OP Units outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $59.12 per share as of June 30, 2008 and $64.49 per share as of December 31, 2007, an aggregated $27.7 million and $30.5 million, respectively.

At June 30, 2008, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $10.4 million and $10.2 million at June 30, 2008 and December 31, 2007, respectively. Their related carrying value is $5.9 million and $5.7 million as of June 30, 2008 and December 31, 2007, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheets.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

Notes Payable

The fair value of the Company’s variable rate notes payable and the Unsecured credit facilities are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on the estimates used by the Company, the fair value of fixed rate notes payable and the Unsecured credit facilities is approximately $1.6 billion at June 30, 2008.

10.	Stockholders’ Equity and Minority Interest

Preferred Units

At June 30, 2008 and December 31, 2007, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of June 30, 2008 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/16

The Preferred Units, which may be called by Regency (through RCLP) at par beginning September 29, 2009, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one unit for one share. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company.

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2008 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

On January 1, 2008, the Company split each share of existing Series 3 and Series 4 Preferred Stock, each having a liquidation preference of $250 per share, and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference of $25 per share and a redemption price of $25 per share. The Company then exchanged each Series 3 and 4 Depositary Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

Common Stock

At June 30, 2008, 75,567,808 common shares had been issued. The carrying value of the Common stock was $755,678 with a par value of $.01 and is recorded on the accompanying consolidated balance sheets.

11.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the consolidated statements of operation for the three and six months ended June 30, 2008 and 2007 as follows, the components of which are further described below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Restricted stock	$5,218	4,175	10,436	8,850
Stock options	247	256	494	512
Directors’ fees paid in common stock	107	90	212	193

Total	$5,572	4,521	11,142	9,555

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). During the three months ended June 30, 2008 and 2007 compensation expense of $2.0 million and $1.9 million, respectively, was recorded. During the six months ended June 30, 2008 and 2007 compensation expense of $4.0 million and $3.8 million, respectively, was recorded. Compensation expense, which is included above, specifically identifiable to development and leasing activities was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At June 30, 2008, there were approximately 2.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

Stock options are granted under the Plan with an exercise price equal to the stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In 2005 and 2007, the Company acquired the “reload” rights of existing employees’ and directors’ stock options from the option holders, substantially canceling all of the “reload” rights on existing stock options in exchange for new options. These new stock options vest 25% per year and are expensed ratably over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the six months ended June 30, 2008.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The following table reports stock option activity during the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2007	717,561	$50.05

Add: Granted	—	—
Less: Exercised	29,938	44.38
Less: Forfeited	—	—
Less: Expired	—	—

Outstanding – March 31, 2008	687,623	50.30

Add: Granted	—	—
Less: Exercised	36,124	49.75
Less: Forfeited	1,882	51.36
Less: Expired	—	—

Outstanding – June 30, 2008	649,617	$50.32	6.5	5,714

Vested and expected to vest - June 30, 2008	649,617	$50.32	6.5	5,714

Exercisable - June 30, 2008	459,662	$49.05	6.5	4,629

The total intrinsic value of options exercised during the six months ended June 30, 2008 was $779,867. As of June 30, 2008, there was $588,308 of unrecognized compensation cost related to non-vested stock options granted under the Plan expected to be recognized through 2008. The Company received cash proceeds for stock option exercises of $1.0 million for the six months ended June 30, 2008. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the six months ended June 30, 2008:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	392,534	$6.04
Add: Granted	—	—
Less: 2008 Vesting	202,579	5.95

Non-vested at June 30, 2008	189,955	$6.04

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

•

The 4-year vesting grants vest 25% per year beginning on the date of grant. These grants are not subject to future performance measures, and if such vesting criteria are not met, the compensation cost previously recognized would be reversed.

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

The following table reports non-vested restricted stock activity during the six ended June 30, 2008:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2007	622,751

Add: Granted	324,838		$63.26
Less: Vested and Distributed	279,799		$55.80
Less: Forfeited	—

Non-vested at June 30, 2008	667,790	$39,480

As of June 30, 2008, there was $31.9 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in additional paid in capital of the consolidated statement of stockholders’ equity and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2012. The Company issues new restricted stock from its authorized shares available.

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

12.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
Numerator:
Income from continuing operations	$31,397	29,651
Discontinued operations	5,388	19,633

Net income	36,785	49,284
Less: Preferred stock dividends	4,919	4,919

Net income for common stockholders	31,866	44,365
Less: Dividends paid on unvested restricted stock	360	313

Net income for common stockholders – basic	31,506	44,052
Add: Dividends paid on restricted stock	—	44

Net income for common stockholders – diluted	$31,506	44,096

Denominator:
Weighted average common shares outstanding for basic EPS	69,397	68,918
Incremental shares to be issued under common stock options	155	250
Incremental shares to be issued under unvested restricted stock	—	67

Weighted average common shares outstanding for diluted EPS	69,552	69,235

Income per common share – basic
Income from continuing operations	$0.38	0.35
Discontinued operations	0.07	0.29

Net income for common stockholders per share	$0.45	0.64

Income per common share – diluted
Income from continuing operations	$0.38	0.35
Discontinued operations	0.07	0.29

Net income for common stockholders per share	$0.45	0.64

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
Numerator:
Income from continuing operations	$62,733	85,432
Discontinued operations	5,690	20,840

Net income	68,423	106,272
Less: Preferred stock dividends	9,838	9,838

Net income for common stockholders	58,585	96,434
Less: Dividends paid on unvested restricted stock	721	626

Net income for common stockholders – basic	57,864	95,808
Add: Dividends paid on restricted stock	—	107

Net income for common stockholders – diluted	$57,864	95,915

Denominator:
Weighted average common shares outstanding for basic EPS	69,359	68,769
Incremental shares to be issued under common stock options	124	266
Incremental shares to be issued under unvested restricted stock	—	81

Weighted average common shares outstanding for diluted EPS	69,483	69,116

Income per common share – basic
Income from continuing operations	$0.75	1.09
Discontinued operations	0.08	0.30

Net income for common stockholders per share	$0.83	1.39

Income per common share – diluted
Income from continuing operations	$0.75	1.09
Discontinued operations	0.08	0.30

Net income for common stockholders per share	$0.83	1.39

Regency Centers Corporation

Notes to Consolidated Financial Statements

June 30, 2008

13.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

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

At June 30, 2008, we directly owned 232 shopping centers (the “Consolidated Properties”) located in 24 states representing 25.9 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.1 billion before depreciation. Through co-investment partnerships, we own partial interests in 211 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 24.8 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $423.1 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 443 shopping centers located in 29 states and the District of Columbia and contains 50.7 million square feet of GLA.

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

We intend to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding capital strategy to fund our growth. The culling of non-strategic assets and our industry-leading co-investment partnership program are integral components of this strategy. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from Regency. Although selling properties to co-investment partnerships reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy. We currently have no obligations or liabilities of the co-investment partnerships beyond our economic ownership interest.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. The current economic downturn could result in a decline in occupancy levels at our shopping centers, which would reduce our rental revenues. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities should minimize the current economy’s negative impact to our shopping centers, although we may incur slower income growth and potentially no growth depending upon the severity of the economic downturn. Increased competition and the slowing economy could result in higher than usual retailer store closings. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and market our shopping centers based on consumer demand. Due to the current environment, retailers have reduced their demand for new stores, which has resulted in a decline in our development program, although we do not believe it is severe at this point. A more significant slowdown in new store demand could cause a significant reduction in our shopping center development program that would reduce our future rental revenues and profits from development sales. A significant reduction in our development program including future developments being pursued could reduce our net income as a result of (i) potentially higher write-offs of pre-development costs or a reduction in development pursuits, (ii) lower capitalized interest from not converting land currently owned and held for future development into an active development or stopping development of a current project, and (iii) reduced capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). Additionally, certain national tenants are negotiating co-tenancy clauses into their lease agreements, which allows them to reduce their rent or close their store in the event that a co-tenant closes their store. Based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we remain cautiously optimistic about our development program. However, if economic growth stalls, our volume of new development activity may be less than that of historical levels until the economy returns to its historical levels of growth.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	June 30, 2008	December 31, 2007
Number of Properties (a)	443	451
Number of Properties (b)	232	232
Number of Properties (c)	211	219

Properties in Development (a)	45	49
Properties in Development (b)	44	48
Properties in Development (c)	1	1

Gross Leasable Area (a)	50,673,749	51,106,824
Gross Leasable Area (b)	25,850,755	25,722,665
Gross Leasable Area (c)	24,822,994	25,384,159

Percent Leased (a)	92.1%	91.7%
Percent Leased (b)	88.6%	88.1%
Percent Leased (c)	95.8%	95.2%

(a)	Combined Basis
(b)	Consolidated Properties
(c)	Unconsolidated Properties

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	June 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	73	9,556,976	18.9%	91.0%	73	9,615,484	18.8%	89.9%
Florida	60	6,250,955	12.3%	92.0%	60	6,137,127	12.0%	94.2%
Texas	37	4,441,278	8.8%	91.3%	38	4,524,621	8.9%	90.7%
Virginia	31	3,908,279	7.7%	94.3%	34	4,153,392	8.1%	93.8%
Illinois	24	2,901,848	5.7%	94.5%	24	2,901,849	5.7%	94.5%
Georgia	30	2,648,555	5.2%	93.6%	30	2,628,658	5.1%	94.0%
Ohio	17	2,627,559	5.2%	87.8%	16	2,270,932	4.4%	86.7%
Colorado	21	2,299,672	4.5%	91.5%	22	2,424,813	4.8%	91.4%
Missouri	23	2,265,422	4.5%	97.9%	23	2,265,472	4.4%	97.9%
North Carolina	16	2,180,032	4.3%	93.7%	16	2,180,033	4.3%	92.7%
Maryland	16	1,896,182	3.7%	95.0%	18	2,058,337	4.0%	95.0%
Pennsylvania	12	1,448,571	2.9%	90.4%	14	1,596,969	3.1%	87.4%
Washington	14	1,332,518	2.6%	97.9%	14	1,332,518	2.6%	98.5%
Oregon	11	1,089,813	2.2%	97.1%	11	1,088,697	2.1%	96.9%
Nevada	3	777,056	1.5%	60.8%	3	774,736	1.5%	43.7%
Tennessee	8	574,114	1.1%	94.0%	8	576,614	1.1%	95.7%
Massachusetts	3	561,152	1.1%	92.4%	3	561,176	1.1%	86.2%
South Carolina	9	547,535	1.1%	93.3%	9	547,735	1.1%	92.5%
Arizona	4	496,073	1.0%	97.8%	4	496,073	1.0%	98.8%
Minnesota	3	483,938	1.0%	92.4%	3	483,938	1.0%	96.2%
Delaware	4	471,952	0.9%	95.6%	5	654,779	1.3%	89.7%
Kentucky	3	325,847	0.6%	89.9%	3	325,792	0.6%	88.1%
Michigan	4	303,457	0.6%	89.1%	4	303,457	0.6%	89.6%
Alabama	3	278,299	0.5%	76.1%	2	193,558	0.4%	83.5%
Indiana	6	273,256	0.5%	81.6%	6	273,256	0.5%	81.9%
Wisconsin	2	269,128	0.5%	97.7%	2	269,128	0.5%	97.7%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	95.2%
New Hampshire	1	88,293	0.2%	75.2%	1	91,692	0.2%	74.8%
Dist. of Columbia	2	39,647	0.1%	89.8%	2	39,646	0.1%	79.4%

Total	443	50,673,749	100.0%	92.1%	451	51,106,824	100.0%	91.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	June 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,653,049	21.9%	87.0%	44	5,656,656	22.0%	86.8%
Florida	42	4,475,518	17.3%	91.8%	42	4,376,530	17.0%	94.4%
Texas	29	3,408,868	13.2%	90.3%	29	3,404,741	13.2%	88.7%
Ohio	14	1,982,144	7.7%	85.0%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,622	5.5%	92.4%	16	1,409,725	5.5%	92.9%
Virginia	10	1,316,040	5.1%	88.8%	10	1,315,651	5.1%	89.0%
Colorado	13	1,123,631	4.3%	86.3%	14	1,277,505	5.0%	88.3%
North Carolina	10	1,023,767	4.0%	94.0%	10	1,023,768	4.0%	93.5%
Oregon	8	735,143	2.8%	97.9%	8	734,027	2.8%	97.4%
Nevada	2	677,992	2.6%	55.4%	2	675,672	2.6%	35.6%
Pennsylvania	5	668,409	2.6%	86.2%	5	534,741	2.1%	72.9%
Washington	8	614,837	2.4%	98.2%	8	614,837	2.4%	98.6%
Tennessee	7	488,049	1.9%	93.6%	7	490,549	1.9%	95.1%
Illinois	3	414,996	1.6%	86.3%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.5%	97.7%	3	388,440	1.5%	99.0%
Massachusetts	2	375,873	1.5%	88.6%	2	375,897	1.5%	79.4%
Michigan	4	303,457	1.2%	89.1%	4	303,457	1.2%	89.6%
Delaware	2	240,418	0.9%	99.9%	2	240,418	0.9%	99.6%
South Carolina	3	170,463	0.7%	81.6%	3	170,663	0.7%	79.1%
Maryland	1	129,340	0.5%	76.2%	1	129,340	0.5%	77.3%
New Hampshire	1	88,293	0.3%	75.2%	1	91,692	0.4%	74.8%
Alabama	1	84,741	0.3%	64.1%	0	0	0.0%	0.0%
Indiana	3	54,487	0.2%	51.9%	3	54,487	0.2%	44.5%
Kentucky	1	23,178	0.1%	27.6%	1	23,122	0.1%	0.0%

Total	232	25,850,755	100.0%	88.6%	232	25,722,665	100.0%	88.1%

The Consolidated Properties are encumbered by notes payable of $262.6 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	June 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	29	3,903,927	15.7%	96.8%	29	3,958,828	15.6%	94.4%
Virginia	21	2,592,239	10.4%	97.1%	24	2,837,741	11.2%	96.0%
Illinois	21	2,486,852	10.0%	95.8%	21	2,486,853	9.8%	94.9%
Missouri	23	2,265,422	9.1%	97.9%	23	2,265,472	8.9%	97.9%
Florida	18	1,775,437	7.2%	92.6%	18	1,760,597	6.9%	93.6%
Maryland	15	1,766,842	7.1%	96.4%	17	1,928,997	7.6%	96.2%
Georgia	14	1,238,933	5.0%	94.8%	14	1,218,933	4.8%	95.3%
Colorado	8	1,176,041	4.7%	96.4%	8	1,147,308	4.5%	94.8%
North Carolina	6	1,156,265	4.7%	93.5%	6	1,156,265	4.6%	92.0%
Texas	8	1,032,410	4.2%	94.5%	9	1,119,880	4.4%	96.6%
Pennsylvania	7	780,162	3.1%	94.0%	9	1,062,228	4.2%	94.7%
Washington	6	717,681	2.9%	97.7%	6	717,681	2.8%	98.4%
Ohio	3	645,415	2.6%	96.6%	2	255,181	1.0%	96.5%
Minnesota	3	483,938	1.9%	92.4%	3	483,938	1.9%	96.2%
South Carolina	6	377,072	1.5%	98.6%	6	377,072	1.5%	98.5%
Oregon	3	354,670	1.4%	95.5%	3	354,670	1.4%	96.0%
Kentucky	2	302,669	1.2%	94.7%	2	302,670	1.2%	94.8%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.1%	97.7%
Delaware	2	231,534	0.9%	91.1%	3	414,361	1.6%	83.9%
Indiana	3	218,769	0.9%	89.0%	3	218,769	0.9%	91.2%
Alabama	2	193,558	0.8%	81.3%	2	193,558	0.8%	83.5%
Massachusetts	1	185,279	0.7%	100.0%	1	185,279	0.7%	100.0%
Connecticut	1	179,860	0.7%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.6%	97.8%	2	156,482	0.6%	95.2%
Arizona	1	107,633	0.4%	98.1%	1	107,633	0.4%	98.1%
Nevada	1	99,064	0.4%	97.5%	1	99,064	0.4%	98.9%
Tennessee	1	86,065	0.3%	96.2%	1	86,065	0.3%	98.8%
Dist. of Columbia	2	39,647	0.2%	89.8%	2	39,646	0.2%	79.4%

Total	211	24,822,994	100.0%	95.8%	219	25,384,159	100.0%	95.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.6 billion.

The following table summarizes our four largest grocery tenants occupying the shopping centers at June 30, 2008:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	69	8.8%	5.6%
Publix	70	6.8%	4.3%
Safeway	65	5.3%	3.5%
Super Valu	34	3.1%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties especially in light of the current downturn in the economy. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At June 30, 2008, we had leases with 112 video rental stores representing $8.1 million of annual rental income to the Consolidated Properties and our pro-rata share of the Unconsolidated Properties.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. Movie Gallery has closed 12 stores as of June 30, 2008. The annual base rent on a pro-rata basis is approximately $892,000 or .24% associated with these 12 stores. Subsequent to these closings, we expect that Movie Gallery will continue to operate 21 stores with annual base rent on a pro-rata basis of approximately $2.2 million or .60%.

In May 2008, Linens-n-Things (“LNT”) filed for Chapter 11 bankruptcy protection. LNT has not closed any of the five stores in our shopping centers as of June 30, 2008. The annual base rent on a pro-rata basis is approximately $891,000 or .24% associated with these five stores and we expect that LNT will continue to operate these stores.

We are not aware at this time of the current or pending bankruptcy of any other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 6% of our annual base rental revenues and our pro-rata share of the base rental revenues of the Unconsolidated Properties.

Given the recent publicity related to the announcement by Starbucks to close approximately 600 of its stores, we believe it is prudent to include the impact of the closures on our portfolio. As of June 30, 2008, of the 98 Starbucks stores in our shopping centers, six have closed. The annual base rent from these six stores, on a pro-rata basis, is approximately $3.4 million or less than 1%; however, Starbucks will continue to pay rent on the six closed stores in accordance with the lease agreements. At this time, we are not aware of any further Starbucks stores in our shopping centers that are expected to close.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains on the sale of development properties will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to stockholders. Net cash provided by operating activities was $117.2 million and $121.1 million, and gains from the sale of real estate were $7.8 million and $48.0 million, for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, we incurred capital expenditures to improve our shopping centers of $6.1 million and $5.3 million, we paid scheduled principal payments of $2.3 million and $2.1 million to our lenders on mortgage loans, and we paid dividends to our stockholders and unit holders of $111.4 million and $96.2 million, respectively. During 2008 our annual dividend per common share increased by 9.8%.

We intend to continue to grow our portfolio by investing in shopping centers through ground up development of new centers or acquisition of existing centers. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. However, our development program continues to be a significant part of our business model and we expect to continue to start new development projects each year based upon retailer store demand, capital availability, and adequate investment returns. We expect to meet our long-term capital investment requirements for development, acquisitions, and maturing secured mortgage loans primarily from: (i) residual cash generated from operating activities after the payments described above, (ii) draws on our Unsecured credit facilities, and (iii) proceeds from the sale or joint venturing of real estate. We would expect that maturing unsecured public debt would be repaid from the proceeds of similar new issues in the future. Although we have no public debt maturing in 2008, we have $50.0 million and $160.0 million maturing in 2009 and 2010, respectively. Although common or preferred equity raised in the public markets is a funding option, and we consider our access to these markets to be good, we do not currently anticipate issuing equity to fund our development program or repay maturing debt. We would consider issuing equity as part of a financing plan to maintain our leverage ratios at acceptable levels as determined by our Board of Directors. At June 30, 2008, we had an unlimited amount available under our shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

The following table summarizes net cash flows related to operating, investing, and financing activities for the six months ended June 30 (in thousands):

	2008	2007
Net cash provided by operating activities	$117,197	121,143
Net cash used in investing activities	(157,750)	(252,995)
Net cash provided by financing activities	63,489	152,901

Net increase in cash and equivalents	$22,936	21,049

At June 30, 2008 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 49 properties that were under construction at the end of 2007 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment from our current development projects of 8.2% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction. We believe that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $337.5 million and will likely be expended through 2011. The costs to complete these developments will be funded from our $941.5 million Unsecured credit facilities, which had $606.8 million of available funding at June 30, 2008, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

Investments in Unconsolidated Real Estate Partnerships (Co-investment partnerships)

At June 30, 2008, we had investments in unconsolidated real estate partnerships of $423.1 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at June 30, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Number of Joint Ventures	18	19
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	211	219

Combined Assets	$4,694,951	$4,767,553
Combined Liabilities	2,864,881	2,889,238
Combined Equity	1,830,070	1,878,315

Regency’s Share of (1):
Assets	$1,134,338	$1,151,872
Liabilities	684,076	692,804

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

We account for all investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During the three months ended June 30, 2008 and 2007, we received fees from these co-investment partnerships of $11.8 million and $7.4 million, respectively. During the six months ended June 30, 2008 and 2007, we received fees from these co-investment partnerships of $20.2 million and $13.8 million, respectively. Our investments in real estate partnerships as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$39,409	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,475	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	201,268	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	699	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	27,568	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,153	33,801
Cameron Village LLC (Columbia)	30.00%	19,789	20,364
Columbia Regency Partners II (Columbia)	20.00%	18,759	20,326
RegCal, LLC (RegCal)	25.00%	15,242	17,110
Regency Retail Partners (the Fund)	20.00%	18,466	13,296
Other investments in real estate partnerships	50.00%	42,310	36,563

Total		$423,138	432,910

We co-invest with the Oregon Public Employees Retirement Fund in three co-investment partnerships (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of June 30, 2008, Columbia owned 27 shopping centers, had total assets of $636.4 million, and net income of $6.8 million for the six months ended. Our share of Columbia’s total assets and net income was $139.5 million and $1.3 million, respectively which represents 3.3% of our total assets and 2.2% of our net income available for common stockholders. During 2008, Columbia sold one shopping center to an unrelated party for $13.8 million for a gain of $257,738.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2008, RegCal owned seven shopping centers, had total assets of $159.9 million, and net income of $5.1 million for the six months ended. Our share of RegCal’s total assets and net income was $40.0 million and $1.3 million, respectively which represent less than 1% of our total assets and 2.1% of our net income available for common stockholders, respectively. During 2008, RegCal sold one shopping center to unrelated parties for $9.5 million for a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships, two in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”).

As of June 30, 2008, MCWR I owned 42 shopping centers, had total assets of $602.5 million, and net income of $5.2 million for the six months ended. Our share of MCWR I’s total assets and net income was $150.7 million and $1.6 million, respectively.

As of June 30, 2008, MCWR II owned 89 shopping centers, had total assets of $2.5 billion and net income of $5.1 million for the six months ended. Our share of MCWR II’s total assets was $615.8 million. However, we reported a net loss of $829,490 after recording a brokerage fee of $2.2 million for the sale of the Mid-Atlantic Portfolio in May 2008. In June 2008, we earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date as we achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us and amounted to $3.9 million. During 2008, MCWR II sold the Mid-Atlantic Portfolio of seven shopping centers to an unrelated party for $108.1 million for a gain of $8.9 million.

As of June 30, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $404.6 million and recorded a net loss of $2.2 million for the six months ended primarily related to depreciation and amortization expense, but is expected to produce positive cash flow from operations. Our share of the venture’s total assets and net loss was $66.2 million and $370,007, respectively.

Our investment in the five co-investment partnerships with MCW totals $275.4 million and represents 6.4% of our total assets at June 30, 2008. Our pro-rata share of the assets and net income of these ventures was $832.7 million and $391,628, respectively, which represents 19.5% and less than 1% of our total assets and net income available for common stockholders, respectively.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. The Fund has the exclusive right to acquire all Regency-developed large format community centers upon stabilization that meet the Fund’s investment criteria. The Fund also has the right to co-invest with us in third party shopping center acquisitions. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA. As of June 30, 2008, the Fund owned eight shopping centers, had total assets of $307.8 million and net income of $420,684 for the six months ended. Our share of the Fund’s total assets and net income was $61.4 million and $172,327, respectively. Our share of the Fund represents 1.4% of our total assets and less than 1% of our net income available for common stockholders, respectively. During 2008, the Fund purchased one shopping center from an unrelated party for $93.3 million that included $66.0 million of assumed mortgage debt and we contributed $18.7 million for its proportionate share of the purchase price.

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

Notes Payable

Outstanding debt at June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes Payable:
Fixed rate mortgage loans	$257,024	196,915
Variable rate mortgage loans	5,540	5,821
Fixed rate unsecured loans	1,597,431	1,597,239

Total notes payable	1,859,995	1,799,975
Unsecured credit facilities	334,667	208,000

Total	$2,194,662	2,007,975

On June 5, 2008, we placed a $62.5 million mortgage on a single entity joint venture. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible by us at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.738% at June 30, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility at closing were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the term loan was $227.7 million at June 30, 2008.

On February 12, 2007, we entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at our option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services

raised our corporate credit and senior unsecured ratings to BBB+ from BBB. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 2.900% at June 30, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $107.0 million and $208.0 million at June 30, 2008 and December 31, 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. The Unsecured credit facility is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured debt offerings. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on secured debt offerings is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity from proceeds from the Unsecured credit facilities. Fixed interest rates on notes payable range from 5.22% to 8.95% and average 6.18%. We have one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points that matures in 2009.

As of June 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$2,310	19,402	21,712
2009	4,641	58,409	63,050
2010	4,634	176,988	181,622
2011 (includes Unsecured credit facilities)	4,461	585,823	590,284
2012	4,703	249,868	254,571
Beyond 5 Years	16,098	1,067,974	1,084,072
Unamortized debt discounts, net	—	(649)	(649)

Total	$36,847	2,157,815	2,194,662

Our investments in real estate partnerships had notes payable of $2.7 billion at June 30, 2008, which mature through 2028. Our pro-rata share of these loans was $643.2 million, of which 94.7% had weighted average fixed interest rates of 5.3% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 135 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our economic interest in the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these swaps as cash flow hedges to fix the rate on $400.0 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $10.3 million at June 30, 2008, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss).

At June 30, 2008, 84.5% of our total debt had fixed interest rates, compared with 89.4% at December 31, 2007. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 15.5% of our total debt. Based upon the variable interest rate debt outstanding at June 30, 2008, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.4 million.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At June 30, 2008 and December 31, 2007, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into our common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2008 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

On January 1, 2008, we split each share of existing Series 3 and Series 4 Preferred Stock, each having a liquidation preference of $250 per share, and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference of $25 per share and a redemption price of $25 per share. We then exchanged each Series 3 and 4 Depositary Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

Common Stock

At June 30, 2008, 75,567,808 common shares had been issued. The carrying value of the Common stock was $755,678 with a par value of $.01.

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

Recognition of Gains from the Sales of Real Estate – We account for profit recognition on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”. In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we determine that the development of a specific project undergoing due diligence is no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. At June 30, 2008 we had $22.6 million of capitalized pre-development costs and during 2008 we expensed $758,655 related to developments that were no longer considered probable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the six months ended June 30, 2008 we capitalized interest of $18.8 million on our development projects. We have a large staff of employees (the “Investment Group”) who support our development program. All direct internal costs related to these development activities are capitalized as part of each development project. During the six months ended June 30, 2008 we capitalized $20.4 million of direct costs incurred by the Investment Group. If future accounting standards were to limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses and a reduction in net income.

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

Discontinued Operations – The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time whether it is probable that a sale will be consummated. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Consistent with Statement 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

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

Income Tax Status – The prevailing assumption underlying the operation of our business is that we will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code (the “Code”). We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“Statement 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”), and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting this statement although the impact is not considered to be material as only further disclosure is required.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“Statement 161”). This Statement amends Statement 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting this statement although the impact is not considered to be material as only further disclosure is required.

In February 2008, the FASB amended Statement 157 with FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not believe the adoption of FSP FAS 157-2 for its nonfinancial assets and liabilities will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s interest in a subsidiary. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact of adopting the statement although the impact is not considered to be material as only changes in presentation and further disclosure are required.

In December 2007, the FASB issued Statement 141(R). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The impact on our financial statements will be reflected at the time of any acquisition which meets the requirement.

Results from Operations

Comparison of the three months ended June 30, 2008 to 2007:

At June 30, 2008, on a Combined Basis, we were operating or developing 443 shopping centers, as compared to 451 shopping centers at the end of 2007. We identify our shopping centers as either development properties or operating properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At June 30, 2008, on a Combined Basis, we were developing 45 properties, as compared to 49 properties at the end of 2007.

Our revenues increased by $15.5 million during the three months ended, or 14.4% to $123.4 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$86,913	77,238	9,675
Percentage rent	281	342	(61)
Recoveries from tenants	24,221	22,763	1,458
Management, acquisition, and other fees	11,966	7,496	4,470

Total revenues	$123,381	107,839	15,542

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions in 2007, and (iii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$2,918	2,648	270
Property management fees	3,921	3,409	512
Leasing commissions	632	1,151	(519)
Acquisition and financing fees	4,312	171	4,141
Other fees	183	117	66

	$11,966	7,496	4,470

Asset and property management fees increased during the three months ended as a result of providing those management services to MCWR-DESCO and the Fund. Acquisition and financing fees increased during the three months ended as a result of recognizing $3.9 million in Contingent Acquisition Fees from MCWR II as discussed above.

Our operating expenses increased by $7.6 million during the three months ended, or 12.5%, to $68.3 million in 2008 related to increased operating and maintenance costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$27,536	24,722	2,814
General and administrative	13,153	12,907	246
Depreciation and amortization	26,929	21,795	5,134
Other expenses, net	669	1,261	(592)

Total operating expenses	$68,287	60,685	7,602

The increase in operating, maintenance, and real estate taxes and depreciation was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general increases in expenses incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants through reimbursements included in our revenues. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on unsecured credit facilities	$3,310	3,723	(413)
Interest on notes payable	30,251	25,924	4,327
Capitalized interest	(9,451)	(8,525)	(926)
Interest income	(657)	(811)	154

	$23,453	20,311	3,142

Interest expense on notes payable increased during the three months ended by $4.2 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in June 2007 and the acquisition of shopping centers in 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships (co-investment partnerships or joint ventures) increased approximately $342,000 during the three months ended as follows (in thousands):

.	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$634	635	(1)
Macquarie CountryWide Direct (MCWR I)	25.00%	138	100	38
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(611)	(1,187)	576
Macquarie CountryWide-Regency III (MCWR II)	24.95%	20	(3)	23
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(167)	—	(167)
Columbia Regency Retail Partners (Columbia)	20.00%	575	525	50
Cameron Village LLC (Columbia)	30.00%	(14)	(35)	21
Columbia Regency Partners II (Columbia)	20.00%	39	21	18
RegCal, LLC (RegCal)	25.00%	133	107	26
Regency Retail Partners (the Fund)	20.00%	46	164	(118)
Other investments in real estate partnerships	50.00%	329	453	(124)

Total		$1,122	780	342

There were no gains from the sale of real estate during the three months ended June 30, 2008 as compared to $3.4 million during the three months ended June 30, 2007. The three months ended June 30, 2008 included two out-parcel sale transactions for no gain and net proceeds of $5.9 million. The three months ended June 30, 2007 included the sale of 11 out-parcels for net proceeds of $26.2 million. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

Income from discontinued operations was $5.4 million for the three months ended June 30, 2008 related to two development properties sold to unrelated parties for net proceeds of $19.8 million and two properties classified as held-for-sale. Income from discontinued operations was $19.6 million for the three months ended June 30, 2007 related to one operating property and two development properties sold to unrelated parties for net proceeds of $81.4 million and to the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This results in a re-presentation of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units of approximately $36,000 and $181,000 for the three months ended June 30, 2008 and 2007, respectively.

Net income for common stockholders decreased $12.5 million to $31.9 million for the three months ended June 30, 2008 as compared with $44.4 million for the three months ended June 30, 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $0.45 for the three months ended June 30, 2008 as compared to $0.64 for the three months ended June 30, 2007 or 29.7% lower.

Results from Operations

Comparison of the six months ended June 30, 2008 to 2007:

Our revenues increased by $28.7 million, or 13.4% to $242.3 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$171,900	153,912	17,988
Percentage rent	1,081	1,076	5
Recoveries from tenants	48,946	44,762	4,184
Management, acquisition, and other fees	20,413	13,877	6,536

Total revenues	$242,340	213,627	28,713

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions in 2007, and (iii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$5,815	5,246	569
Property management fees	8,150	6,709	1,441
Leasing commissions	1,315	1,151	164
Acquisition and financing fees	4,880	632	4,248
Other fees	253	139	114

	$20,413	13,877	6,536

Asset and property management fees increased during the six months ended as a result of providing those management services to MCWR-DESCO and the Fund. Acquisition and financing fees increased during the six months ended as a result of recognizing $3.9 million in Contingent Acquisition Fees from MCWR II as discussed above.

Our operating expenses increased by $17.8 million, or 15.0%, to $136.8 million in 2008 related to increased operating and maintenance costs, general and administrative costs, and depreciation expense as further described below. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$55,814	48,999	6,815
General and administrative	27,276	25,204	2,072
Depreciation and amortization	52,271	43,068	9,203
Other expenses, net	1,466	1,721	(255)

Total operating expenses	$136,827	118,992	17,835

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general increases in expenses incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants through reimbursements included in our revenues. The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on unsecured credit facilities	$6,251	6,316	(65)
Interest on notes payable	60,114	50,574	9,540
Capitalized interest	(18,838)	(15,659)	(3,179)
Interest income	(1,537)	(1,530)	(7)

	$45,990	39,701	6,289

Interest expense on notes payable increased during 2008 by $9.5 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in June 2007 and the acquisition of shopping centers in 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships (co-investment partnerships or joint ventures) decreased approximately $812,000 during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$1,318	4,481	(3,163)
Macquarie CountryWide Direct (MCWR I)	25.00%	273	179	94
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(857)	(2,584)	1,727
Macquarie CountryWide-Regency III (MCWR II)	24.95%	28	12	16
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(370)	—	(370)
Columbia Regency Retail Partners (Columbia)	20.00%	1,107	1,134	(27)
Cameron Village LLC (Columbia)	30.00%	26	(23)	49
Columbia Regency Partners II (Columbia)	20.00%	168	31	137
RegCal, LLC (RegCal)	25.00%	1,256	236	1,020
Regency Retail Partners (the Fund)	20.00%	172	205	(33)
Other investments in real estate partnerships	50.00%	636	898	(262)

Total		$3,757	4,569	(812)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains in 2007 from the sale of a shopping center sold by MCWR I.

Gains from the sale of real estate were $2.9 million in 2008 as compared to $29.1 million in 2007. Included in 2008 gains are $1.7 million from the sale of six out-parcels for net proceeds of $32.8 million, and a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. Included in 2007 gains are $4.8 million from the sale of 16 out-parcels for net proceeds of $34.3 million, $22.1 million from the sale of one development property to the Fund for net proceeds of $57.6 million, and a $2.2 million gain related to the partial sale of our interest in the Fund. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

During the six months ended June 30, 2008, we established a provision for loss of $716,000 to adjust a real estate investment to its estimated fair value.

Income from discontinued operations was $5.7 million for the six months ended June 30, 2008 related to two development properties sold to unrelated parties for net proceeds of $19.8 million and two properties classified as held-for-sale. Income from discontinued operations was $20.8 million for the six months ended June 30, 2007 related to one operating property and two development properties sold to unrelated parties for net proceeds of $81.4 million and to the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we decide an asset is held-for-sale or sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This results in a re-presentation of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units of approximately $38,000 and $191,000 for the six months ended June 30, 2008 and 2007, respectively.

Net income for common stockholders for the six months ended decreased $37.8 million to $58.6 million in 2008 as compared with $96.4 million in 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $0.83 in 2008 as compared to $1.39 in 2007 or 40.0% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation has been increasing and may become a greater concern within the current economy. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $3.3 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have approximately $428.1 million of fixed rate debt maturing in 2010 and 2011, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these swaps as cash flow hedges to fix the future interest rates on the $400.0 million of financing expected to occur in 2010 and 2011.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2008, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

As the table incorporates only those exposures that exist as of June 30, 2008, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table below, the information presented below has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$21,631	57,591	181,622	255,617	254,571	1,084,072	1,855,104	1,307,656
Average interest rate for all fixed rate debt	6.30%	6.36%	6.14%	5.81%	5.59%	5.56%	—	—
Variable rate LIBOR debt	$81	5,459	—	334,667	—	—	340,207	340,207
Average interest rate for all variable rate debt	2.91%	2.90%	2.90%	—	—	—	—	—

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no equity securities sold during the quarter ended June 30, 2008.

(b)	None

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	(a) Average price paid per share	(b) Total number of shares purchased as part of publicly announced plans or programs	(c) Maximum number or approximate dollar value of shares that may yet Be purchased under the plans or programs
April 1 through April 30, 2008	—	—	—	—
May 1 through May 31, 2008	3,577	$69.74	—	—
June 1 through June 30, 2008	—	—	—	—

Total	3,577	$69.74	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting and stock option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Regency Centers Corporation was held on May 6, 2008.

Proposal One: The board of directors nominated all eleven of its members to stand for re-election at the 2008 meeting and the directors were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all directors were re-elected to serve until the 2009 annual meeting and until their successors are elected and qualified.

Proposal Two: Our board of directors asked shareholders to reapprove the material terms of the performance targets that may apply to awards under our Long–Term Omnibus Plan. Shareholders approved the Omnibus Plan at Regency’s annual meeting of shareholders in May 2003. Reapproval of the performance targets is needed under Section 162(m) of the Internal Revenue Code if Regency is to preserve its ability to take a federal tax deduction for performance awards under the Omnibus Plan.

Proposal Three: The board of directors selected the accounting firm of KPMG LLP to serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2008. The firm has served as the auditors for Regency since 1993. The board of directors directed that the appointment of the independent accountants be submitted for ratification by the shareholders at the annual meeting. Therefore, in accordance with the voting results listed below, KPMG LLP will serve as the independent registered public accountants for Regency for the current fiscal year ending December 31, 2008.

Proposal One:	Shareholders approved the re-election of all eleven members of the board of directors to serve until the 2009 annual meeting.

Nominee	For	Withheld
Raymond L. Bank	35,167,120	100,437
C. Ronald Blankenship	35,236,144	31,413
A. R. Carpenter	35,166,723	100,834
J. Dix Druce	35,166,255	101,302
Mary Lou Fiala	35,162,839	104,717
Bruce M. Johnson	34,805,117	462,439
Douglas S. Luke	35,166,739	100,818
John C. Schweitzer	35,235,260	32,297
Martin E. Stein, Jr.	35,166,731	100,825
Thomas G. Wattles	35,236,125	31,432
Terry N. Worrell	35,235,825	31,732

Proposal Two:	Shareholders reapproved the material terms of the performance targets that may apply to awards under our Long–Term Omnibus Plan.

For	Against	Abstained
33,754,093	1,507,049	6,414

Proposal Three:	Shareholders approved the ratification of the appointment of KPMG as Regency’s independent registered public accountants for the current year ending December 31, 2008.

For	Against	Abstained
34,547,654	718,497	1,405

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2008	REGENCY CENTERS CORPORATION

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer