Form 10-Q
period 2008-09-30
REGENCY CENTERS CORP
filed 2008-11-10
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, there were 70,002,161 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(in thousands, except share data)

	2008	2007
	(unaudited)
Assets
Real estate investments at cost:
Land	$939,851	968,859
Buildings and improvements	2,023,322	2,090,497

	2,963,173	3,059,356
Less: accumulated depreciation	545,979	497,498

	2,417,194	2,561,858
Properties in development	1,075,796	905,929
Operating properties held for sale, net	33,538	—
Investments in real estate partnerships	428,730	432,910

Net real estate investments	3,955,258	3,900,697
Cash and cash equivalents	25,777	18,668
Notes receivable	55,264	44,543
Tenant receivables, net of allowance for uncollectible accounts of $1,692 and $2,482 at September 30, 2008 and December 31, 2007, respectively	73,936	75,441
Deferred costs, less accumulated amortization of $49,165 and $43,470 at September 30, 2008 and December 31, 2007, respectively	58,289	52,784
Acquired lease intangible assets, less accumulated amortization of $10,891 and $7,362 at September 30, 2008 and December 31, 2007, respectively	13,698	17,228
Other assets	38,897	33,651

Total assets	$4,221,119	4,143,012

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,839,340	1,799,975
Unsecured credit facilities	297,667	208,000
Accounts payable and other liabilities	156,530	164,479
Acquired lease intangible liabilities, less accumulated accretion of $8,319 and $6,371 at September 30, 2008 and December 31, 2007, respectively	8,407	10,354
Tenants’ security and escrow deposits	11,869	11,436

Total liabilities	2,313,813	2,194,244

Preferred units	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $31,225 and $30,543 at September 30, 2008 and December 31, 2007, respectively	10,464	10,832
Limited partners’ interest in consolidated partnerships	8,221	18,392

Total minority interest	67,843	78,382

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at September 30, 2008 with liquidation preferences of $25 per share and 800,000 Series 3 and 4 shares and 3,000,000 Series 5 shares issued and outstanding at December 31, 2007 with liquidation preferences of $250 and $25 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 75,598,609 and 75,168,662 shares issued at September 30, 2008 and December 31, 2007, respectively	756	752
Treasury stock at cost, 5,598,211 and 5,530,025 shares held at September 30, 2008 and December 31, 2007, respectively	(111,414)	(111,414)
Additional paid in capital	1,781,487	1,766,280
Accumulated other comprehensive income (loss)	(26,299)	(18,916)
Distributions in excess of net income	(80,067)	(41,316)

Total stockholders’ equity	1,839,463	1,870,386

	$4,221,119	4,143,012

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended September 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
Revenues:
Minimum rent	$86,809	79,218
Percentage rent	631	889
Recoveries from tenants and other income	27,612	23,804
Management, acquisition, and other fees	7,746	10,789

Total revenues	122,798	114,700

Operating expenses:
Depreciation and amortization	27,130	23,787
Operating and maintenance	15,162	13,424
General and administrative	9,494	12,159
Real estate taxes	12,757	11,381
Other expenses	5,611	1,625

Total operating expenses	70,154	62,376

Other expense (income):
Interest expense, net of interest income of $1,408 and $840 in 2008 and 2007, respectively	22,683	20,515
Gain on sale of operating properties and properties in development	(25,401)	(5,492)
Provision for loss	1,112	—

Total other expense (income)	(1,606)	15,023

Income before minority interests and equity in income (loss) of investments in real estate partnerships	54,250	37,301
Minority interest of preferred units	(931)	(931)
Minority interest of exchangeable operating partnership units	(366)	(268)
Minority interest of limited partners	(122)	(241)
Equity in income of investments in real estate partnerships	1,817	1,677

Income from continuing operations	54,648	37,538
Discontinued operations, net:
Operating income from discontinued operations	896	1,221
Gain on sale of operating properties and properties in development	3,920	3,140

Income from discontinued operations	4,816	4,361

Net income	59,464	41,899
Preferred stock dividends	(4,919)	(4,919)

Net income for common stockholders	$54,545	36,980

Income per common share - basic:
Continuing operations	$0.71	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.78	0.53

Income per common share - diluted:
Continuing operations	$0.71	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.78	0.53

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the nine months ended September 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
Revenues:
Minimum rent	$256,451	231,156
Percentage rent	1,712	1,965
Recoveries from tenants and other income	76,009	67,977
Management, acquisition, and other fees	28,159	24,667

Total revenues	362,331	325,765

Operating expenses:
Depreciation and amortization	78,709	66,191
Operating and maintenance	44,950	38,998
General and administrative	36,770	37,363
Real estate taxes	37,683	33,852
Other expenses	7,077	3,346

Total operating expenses	205,189	179,750

Other expense (income):
Interest expense, net of interest income of $2,945 and $2,370 in 2008 and 2007, respectively	68,673	60,215
Gain on sale of operating properties and properties in development	(28,336)	(34,586)
Provision for loss	1,828	—

Total other expense (income)	42,165	25,629

Income before minority interests and equity in income (loss) of investments in real estate partnerships	114,977	120,386
Minority interest of preferred units	(2,794)	(2,794)
Minority interest of exchangeable operating partnership units	(779)	(1,046)
Minority interest of limited partners	(603)	(757)
Equity in income of investments in real estate partnerships	5,574	6,245

Income from continuing operations	116,375	122,034
Discontinued operations, net:
Operating income from discontinued operations	2,802	4,288
Gain on sale of operating properties and properties in development	8,712	21,849

Income from discontinued operations	11,514	26,137

Net income	127,889	148,171
Preferred stock dividends	(14,757)	(14,757)

Net income for common stockholders	$113,132	133,414

Income per common share - basic:
Continuing operations	$1.45	1.55
Discontinued operations	0.17	0.38

Net income for common stockholders per share	$1.62	1.93

Income per common share - diluted:
Continuing operations	$1.45	1.54
Discontinued operations	0.16	0.38

Net income for common stockholders per share	$1.61	1.92

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2008

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2007	$275,000	752	(111,414)	1,766,280	(18,916)	(41,316)	1,870,386
Comprehensive Income:
Net income	—	—	—	—	—	127,889	127,889
Amortization of loss on derivative instruments	—	—	—	—	978	—	978
Change in fair value of derivative instruments	—	—	—	—	(8,361)	—	(8,361)

Total comprehensive income							120,506
Restricted stock issued, net of amortization	—	3	—	13,088	—	—	13,091
Common stock redeemed for taxes withheld for stock based compensation, net	—	1	—	(367)	—	—	(366)
Tax benefit for issuance of stock options	—	—	—	2,285	—	—	2,285
Common stock issued for partnership units exchanged	—	—	—	232	—	—	232
Reallocation of minority interest	—	—	—	(31)	—	—	(31)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(14,757)	(14,757)
Common stock ($2.175 per share)	—	—	—	—	—	(151,883)	(151,883)

Balance at September 30, 2008	$275,000	756	(111,414)	1,781,487	(26,299)	(80,067)	1,839,463

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$127,889	148,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,932	67,916
Deferred loan cost and debt premium amortization	3,165	2,612
Stock based compensation, net of capitalization	8,833	8,921
Minority interest of preferred units	2,794	2,794
Minority interest of exchangeable operating partnership units	857	1,270
Minority interest of limited partners	603	757
Equity in income of investments in real estate partnerships	(5,574)	(6,245)
Net gain on sale of properties	(37,106)	(56,622)
Provision for loss	1,828	—
Distribution of earnings from operations of investments in real estate partnerships	25,862	24,043
Changes in assets and liabilities:
Tenant receivables	1,314	346
Deferred leasing costs	(4,715)	(5,531)
Other assets	(9,119)	(20,950)
Accounts payable and other liabilities	(8,542)	5,620
Above and below market lease intangibles, net	(1,861)	(1,332)
Tenants’ security and escrow deposits	509	255

Net cash provided by operating activities	186,669	172,025

Cash flows from investing activities:
Acquisition of operating real estate	—	(63,117)
Development of real estate including acquisition of land	(342,457)	(477,193)
Proceeds from sale of real estate investments	200,357	211,024
Collection of notes receivable	27,787	530
Investments in real estate partnerships	(40,969)	(34,476)
Distributions received from investments in real estate partnerships	28,549	11,065

Net cash used in investing activities	(126,733)	(352,167)

Cash flows from financing activities:
Net proceeds from common stock issuance	1,017	2,372
Distributions to limited partners in consolidated partnerships, net	(13,705)	(4,120)
Distributions to exchangeable operating partnership unit holders	(1,023)	(1,426)
Distributions to preferred unit holders	(2,794)	(1,862)
Dividends paid to common stockholders	(148,581)	(134,331)
Dividends paid to preferred stockholders	(14,757)	(9,838)
Proceeds from issuance of fixed rate unsecured notes	—	398,108
Proceeds from (repayment of) unsecured credit facilities, net	89,667	(11,000)
Proceeds from notes payable	62,500	—
Repayment of notes payable	(19,722)	(49,243)
Scheduled principal payments	(3,516)	(3,318)
Payment of loan costs	(1,913)	(5,675)

Net cash (used in) provided by financing activities	(52,827)	179,667

Net increase (decrease) in cash and cash equivalents	7,109	(475)
Cash and cash equivalents at beginning of the period	18,668	34,046

Cash and cash equivalents at end of the period	$25,777	33,571

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $28,847 and $26,070 in 2008 and 2007, respectively)	$76,427	66,232

Preferred unit and stock distributions declared and not paid	$—	5,850

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$232	8,241

Mortgage loans assumed for the acquisition of real estate, at fair value	$—	42,272

Real estate contributed as investments in real estate partnerships	$6,825	5,318

Notes receivable taken in connection with sales of properties in development and out-parcels	$39,619	879

Change in fair value of derivative instruments	$(8,361)	(5,693)

Common stock issued for dividend reinvestment plan	$3,302	3,117

Stock based compensation capitalized	$5,294	5,674

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At September 30, 2008, the Partnership directly owned 227 retail shopping centers and held partial interests in an additional 216 retail shopping centers through investments in real estate partnerships (also referred to as co-investment partnerships or joint ventures).

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Partnership, its wholly owned subsidiaries, and joint ventures in which the Partnership has a controlling interest. The equity interests of third parties held in the Partnership or its controlled joint ventures are included in the consolidated financial statements as preferred units, exchangeable operating partnership units, or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions were eliminated in the consolidated financial statements.

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The Company has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. The Company has concluded that the equity method of accounting is appropriate for these interests and they do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

At September 30, 2008, the Company owned approximately 99% or 70,000,398 Partnership Units of the total 70,468,609 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock or can be redeemed for cash, at the Company’s discretion (see Note 1(l)). The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Partnership Unit holders since both have equivalent rights and the Partnership Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). In summary, profits from sales are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets and are accounted for in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”). In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, the Company had capitalized pre-development costs of $22.6 million and $22.7 million, respectively, of which $9.3 million and $10.8 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2008 and 2007, the Company expensed pre-development costs of $4.6 million and $3.0 million, respectively.

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

September 30, 2008

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

The Company and its investments in real estate partnerships follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Company classifies an operating property or a property in development as held-for-sale when the Company determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

In accordance with Statement 144, when the Company sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations of the property are eliminated from ongoing operations and classified in discontinued operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Prior periods are also re-presented to reflect the operations of these properties as discontinued operations. When the Company sells operating properties to its joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Company reviews its real estate portfolio including the properties owned through investments in real estate partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating undiscounted future cash flows, ii) determining resale values by market through appraisal information, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Company operates, tenant credit quality, and demand for new retail stores. During the nine months ended September 30, 2008, the Company established a provision for an impairment loss of $716,000 to adjust a real estate investment to its estimated fair value and no provision for loss was recorded for any properties owned through investments in real estate partnerships.

(d)	Income Taxes

The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income.

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the nine months ended September 30, 2008 and 2007, the Company recorded income tax expense of $963,905 and an income tax benefit of $712,680, respectively which is included in other expenses in the accompanying Consolidated Statements of Operations.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The Company accounts for uncertainties in income tax law in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2004 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $46.9 million and $41.2 million at September 30, 2008 and December 31, 2007, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $11.4 million and $11.6 million at September 30, 2008 and December 31, 2007, respectively.

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

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). Regency’s outstanding shares do not include treasury shares.

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At September 30, 2008 and December 31, 2007, $8.5 million and $8.0 million of cash was restricted, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

September 30, 2008

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

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in accumulated other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

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

September 30, 2008

(l)	Regency’s Redeemable Minority Interests

EITF D-98 “Classification and Measurement of Redeemable Securities,” clarifies Rule 5-02.28 of Regulation S-X and requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as exchangeable operating partnership units (“OP Units”) in Regency’s accompanying Consolidated Balance Sheets. The holders may redeem these OP Units for a like number of shares of common stock of Regency or cash, at the Company’s discretion. See Note 9 for further discussion.

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

(n)	Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

September 30, 2008

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“Statement 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective November 15, 2008 and the adoption of this statement will not have any effect on the Company.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adopting this statement although the impact is not considered to be material as only further disclosure is required.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The impact on the Company’s and its investments in real estate partnerships’ financial statements will be reflected at the time of any acquisition after the implementation date that meets the requirements above.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

During the three months ended September 30, 2008, the Company sold 100% interest in one property in development and two operating properties for net proceeds of $35.6 million. The combined operating income and gains on sales of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $1.7 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively. The operating income and gains on sales of properties included in discontinued operations are reported both net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, and are summarized as follows for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	For the three months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$902	3,947	1,222	3,162
Less: Minority interest	6	27	1	22
Less: Income taxes	—	—	—	—

Discontinued operations, net	$896	3,920	1,221	3,140

During the nine months ended September 30, 2008, the Company sold 100% interest in three properties in development and two operating properties for net proceeds of $55.4 million. The combined operating income and gains on sales of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $6.0 million and $9.8 million for the nine months ended September 30, 2008 and 2007, respectively. The operating income and gains on sales of properties included in discontinued operations are reported both net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, and are summarized as follows for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	For the nine months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$2,821	8,771	4,326	22,035
Less: Minority interest	19	59	38	186
Less: Income taxes	—	—	—	—

Discontinued operations, net	$2,802	8,712	4,288	21,849

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $428.7 million and $432.9 million at September 30, 2008 and December 31, 2007, respectively. The difference between the carrying amount of these investments and the underlying equity in net assets was $28.5 million and $17.8 million at September 30, 2008 and December 31, 2007, respectively. This amount is accreted to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations.

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

Cash distributions of normal operating earnings from investments in real estate partnerships are presented in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Company earning its pro-rata share of net income or loss in each of the partnerships, these partnerships pay the Company fees for asset management, property management, leasing, investing, and financing services. During the three months ended September 30, 2008 and 2007, the Company recorded fees from these joint ventures of $7.7 million and $10.7 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded fees from these joint ventures of $27.8 million and $24.4 million, respectively.

The Company co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Company has ownership interests of 20% or 30%. As of September 30, 2008, Columbia owned 31 shopping centers, had total assets of $751.3 million and net income of $9.2 million for the nine months ended of which the Company’s share of the venture’s total assets and net income was $162.4 million and $1.8 million, respectively. During 2008, Columbia purchased one operating property from a third party for a sales price of $28.5 million and the Company contributed $5.7 million for its proportionate share of the purchase price. During the three months ended September 30, 2008, Columbia also purchased three properties in development from the Company for a sales price of $83.4 million. As part of the transaction, the Company provided a short-term note receivable of $39.6 million to Columbia maturing on December 31, 2008 and recognized a gain of $20.0 million after excluding its ownership interest. During 2008, Columbia sold one shopping center to an unrelated party for $13.8 million and recognized a gain of $256,246.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has an ownership interest of 25%. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million and net income of $5.6 million for the nine months ended of which the Company’s share of the venture’s total assets and net income was $39.8 million and $1.4 million, respectively. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which the Company has an ownership interest of 25% (collectively, “MCWR I”), two in which it has an ownership interest of 24.95% (collectively, “MCWR II”), and one in which it has an ownership interest of 16.35% (“MCWR-DESCO”).

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended of which the Company’s share of the venture’s total assets and net income was $149.9 million and $2.5 million, respectively.

As of September 30, 2008, MCWR II owned 89 shopping centers, had total assets of $2.5 billion and net income of $5.2 million for the nine months ended. The Company’s share of MCWR II’s total assets was $615.0 million. In June 2008, the Company earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date as the Company achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Company and amounted to $3.9 million. During 2008, MCWR II sold the Mid-Atlantic Portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million.

As of September 30, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $399.7 million and recorded a net loss of $4.1 million for the nine months ended, primarily related to depreciation and amortization expense, but produced positive cash flow from operations. The Company’s share of the venture’s total assets and net loss was $65.4 million and $684,567, respectively.

The Company co-invests with the Fund, an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. The Fund has the exclusive right to acquire all Regency-developed large format community centers upon stabilization that meet the Fund’s investment criteria. The Fund also has the right to co-invest with the Company in third party shopping center acquisitions. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million and recorded net income of $432,918 for the nine months ended. The Company’s share of the venture’s total assets and net income was $76.1 million and $217,655, respectively. During 2008, the Fund purchased one shopping center from an unrelated party for $93.3 million which included $66.0 million of assumed mortgage debt and the Company contributed $18.7 million for its proportionate share of the purchase price. During the three months ended September 30, 2008, the Fund acquired one property in development from the Company for a sales price of $74.5 million. The acquisition was 100% financed by a mortgage loan and an unsecured line of credit draw. The Company received cash of $73.8 million and recognized a gain of $4.7 million after excluding its ownership interest. On October 16, 2008, the Company contributed $7.5 million for its proportionate share of the repayment of the unsecured line of credit draw.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

Our investments in real estate partnerships as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$38,741	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,254	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	621	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,013	33,801
Cameron Village LLC (Columbia)	30.00%	19,539	20,364
Columbia Regency Partners II (Columbia)	20.00%	23,502	20,326
RegCal, LLC (RegCal)	25.00%	15,077	17,110
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,176	36,563

Total		$428,730	432,910

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	September 30, 2008	December 31, 2007
Investment in real estate, net	$4,548,292	4,422,533
Acquired lease intangible assets, net	181,029	197,495
Other assets	149,939	147,525

Total assets	4,879,260	4,767,553

Notes payable	2,824,879	2,719,473
Acquired lease intangible liabilities, net	91,136	86,031
Other liabilities	95,111	83,734
Members’ capital	1,868,134	1,878,315

Total liabilities and equity	$4,879,260	4,767,553

Investments in real estate partnerships had notes payable of $2.8 billion and $2.7 billion as of September 30, 2008 and December 31, 2007, respectively, and the Company’s proportionate share of these loans was $670.5 million and $653.3 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, Regency’s liability does not extend beyond its ownership percentage of the joint venture.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

As of September 30, 2008, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments	Regency’s Pro-Rata Share
2008	$1,244	67,867	69,111	15,268
2009	4,824	227,615	232,439	56,929
2010	4,569	773,860	778,429	183,368
2011	3,632	506,846	510,478	126,401
2012	3,553	408,203	411,756	91,025
Beyond 5 Years	30,436	784,359	814,795	195,927
Unamortized debt premiums, net	—	7,871	7,871	1,571

Total	$48,258	2,776,621	2,824,879	670,489

The revenues and expenses for the investments in real estate partnerships on a combined basis for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total revenues	$120,968	114,895	363,667	331,316

Operating expenses:
Depreciation and amortization	44,638	45,467	135,803	131,250
Operating and maintenance	17,756	15,356	52,055	46,386
General and administrative	2,014	1,974	7,190	7,723
Real estate taxes	15,293	13,495	46,168	38,739

Total operating expenses	79,701	76,292	241,216	224,098

Other expense (income):
Interest expense, net	36,208	34,513	109,137	100,106
Loss (gain) on sale of real estate	15	(2,642)	(13,487)	(10,555)
Other expense	35	35	104	103

Total other expense	36,258	31,906	95,754	89,654

Net income	$5,009	6,697	26,697	17,564

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

5.	Notes Receivable

The Company had notes receivable outstanding of $55.3 million and $44.5 million at September 30, 2008 and December 31, 2007, respectively. The notes receivable have fixed interest rates ranging from 6.7% to 9.0% and maturity dates through November 2014. As discussed previously, the Company provided a $39.6 million note receivable, maturing on December 31, 2008 to Columbia, in order to facilitate the Company’s sale of a shopping center. On January 28, 2008, the Company received $12.1 million from the Fund as repayment of a loan with an original maturity date of March 31, 2008 which was provided to facilitate the Company’s sale of a shopping center in December 2007. During the three months ended September 30, 2008, the Company recorded a provision for loss of $1.1 million related to a $3.6 million note receivable issued in 2002 to finance the sale of a shopping center and as a result of a negotiated payoff, $2.5 million was collected for repayment.

6.	Acquired Lease Intangibles

The Company had net acquired lease intangible assets of $13.7 million and $17.2 million at September 30, 2008 and December 31, 2007, respectively, of which $13.2 million and $16.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 7.3 years and the aggregate amortization expense recorded for these in-place leases was $1.3 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. The Company had net above-market lease intangible assets of $468,521 and $554,849 at September 30, 2008 and December 31, 2007, respectively. The remaining weighted average amortization period was 4.5 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was $27,398 and $31,563 for the three months ended September 30, 2008 and 2007, respectively, and $86,328 and $85,165 for the nine months ended September 30, 2008 and 2007, respectively.

The Company had net acquired lease intangible liabilities of $8.4 million and $10.4 million as of September 30, 2008 and December 31, 2007, respectively. The remaining weighted average accretion period is 7.1 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was $558,676 and $636,350 for the three months ended September 30, 2008 and 2007, respectively, and $1.9 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

7.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt at September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes payable:
Fixed rate mortgage loans	$236,433	196,915
Variable rate mortgage loans	5,380	5,821
Fixed rate unsecured loans	1,597,527	1,597,239

Total notes payable	1,839,340	1,799,975
Unsecured credit facilities	297,667	208,000

Total	$2,137,007	2,007,975

On June 5, 2008, the Company placed a $62.5 million mortgage loan on a consolidated joint venture. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, Regency entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Company with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at the Company’s discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.550% at September 30, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the Term Facility was $227.7 million at September 30, 2008.

On February 12, 2007, Regency entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at the Company’s option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services raised Regency’s corporate credit and senior unsecured ratings from BBB to BBB+. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 4.338% at September 30, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $70.0 million and $208.0 million at September 30, 2008 and December 31, 2007, respectively.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

Notes payable consist of secured mortgage loans and unsecured debt offerings. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on secured debt offerings is payable semi-annually and the debt matures over various terms through 2017. The Company intends to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on notes payable range from 5.22% to 8.95% and average 6.40%. As of September 30, 2008, the Company had one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points maturing in 2009.

As of September 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$1,242	—	1,242
2009	5,031	58,289	63,320
2010	4,997	176,961	181,958
2011 (includes Unsecured credit facilities)	4,781	548,736	553,517
2012	4,988	249,758	254,746
Beyond 5 Years	17,010	1,065,901	1,082,911
Unamortized debt discounts, net	—	(687)	(687)

Total	$38,049	2,098,958	2,137,007

8.	Derivative Financial Instruments

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

All interest rate swaps qualify for hedge accounting under Statement 133 as cash flow hedges. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. The adjustment to interest expense recorded in 2008 related to previously settled swaps is $979,533 and the unamortized balance at September 30, 2008 is $8.1 million. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of September 30, 2008 were as follows (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(4,708)
100,000	5.415%	09/15/20	(4,031)
98,350	5.399%	01/15/20	(5,577)
100,000	5.415%	09/15/20	(3,882)

$396,700			$(18,198)

9.	Fair Value Measurements

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

As of September 30, 2008 the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements at September 30, 2008 using:
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Derivative financial instruments (Note 8)	$—	$(18,330)	$132	$(18,198)

The change in fair value of these derivative financial instruments from inception was a liability of $18.2 million at September 30, 2008, and was recorded in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and in accumulated other comprehensive income (loss) in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated financial statements.

Minority Interests

As of September 30, 2008 and December 31, 2007, Regency had 468,211 and 473,611 redeemable OP Units outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $66.69 per share as of September 30, 2008 and $64.49 per share as of December 31, 2007, an aggregated redemption value of $31.2 million and $30.5 million, respectively.

At September 30, 2008, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $8.9 million and $10.2 million at September 30, 2008 and December 31, 2007, respectively. Their related carrying value was $6.1 million and $5.7 million as of September 30, 2008 and December 31, 2007, respectively which was included within limited partners’ interest in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Notes Payable

The carrying value of the Company’s variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on the estimates used by the Company, the fair value of notes payable and the Unsecured credit facilities was approximately $1.5 billion at September 30, 2008.

10.	Stockholders’ Equity and Minority Interest

Preferred Units

At September 30, 2008 and December 31, 2007, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of September 30, 2008 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/16

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2008 are summarized as follows:

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

Common Stock

At September 30, 2008, 75,598,609 common shares had been issued. The carrying value of the Common stock was $755,986 with a par value of $.01 and was recorded on the accompanying Consolidated Balance Sheets.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

11.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 as follows, the components of which are further described below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Restricted stock	$2,655	4,675	13,091	13,525
Stock options	247	256	741	768
Directors’ fees paid in common stock	83	109	295	302

Total	$2,985	5,040	14,127	14,595

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During the three months ended September 30, 2008, compensation expense declined as a result of the Company reducing estimated cumulative amounts related to incentive compensation tied directly to performance. Compensation expense, included above, specifically identifiable to development and leasing activities is capitalized. During the three months ended September 30, 2008 and 2007 compensation expense of $1.3 million and $1.9 million, respectively, was capitalized. During the nine months ended September 30, 2008 and 2007 compensation expense of $5.3 million and $5.7 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At September 30, 2008, there were approximately 2.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised, if the existing options were exercised under specific criteria provided for in the Plan. In 2005 and 2007, the Company acquired the “reload” rights of existing employees’ and directors’ stock options from the option holders, substantially canceling all of the “reload” rights on existing stock options in exchange for new options. These new stock options vest 25% per year and are expensed ratably over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the nine months ended September 30, 2008.

The following table reports stock option activity during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2007	717,561	$50.05
Add: Granted	—	—
Less: Exercised	119,338	46.37
Less: Forfeited	1,882	51.36
Less: Expired	—	—

Outstanding - September 30, 2008	596,341	$50.78

Vested and expected to vest - September 30, 2008	596,341	$50.78	6.3	9,487

Exercisable - September 30, 2008	406,386	$49.56	6.3	6,961

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $2.4 million. As of September 30, 2008, there was $341,295 of unrecognized compensation cost related to non-vested stock options granted under the Plan all of which is expected to be recognized in 2008. The Company received cash proceeds for stock option exercises of $1.0 million for the nine months ended September 30, 2008. The Company issues new shares to fulfill option exercises from its authorized shares available.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The following table presents information regarding non-vested option activity during the nine months ended September 30, 2008:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	392,534	$6.04
Add: Granted	—	—
Less: 2008 Vesting	202,579	5.95

Non-vested at September 30, 2008	189,955	$6.04

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The following table reports non-vested restricted stock activity during the nine months ended September 30, 2008:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2007	622,751
Add: Granted	324,838		$63.26
Less: Vested and Distributed	279,799		$55.80
Less: Forfeited	—

Non-vested at September 30, 2008	667,790	$44,535

As of September 30, 2008, there was $26.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in additional paid in capital of the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2012. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

12.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
Numerator:
Income from continuing operations	$54,648	37,538
Discontinued operations	4,816	4,361

Net income	59,464	41,899
Less: Preferred stock dividends	4,919	4,919

Net income for common stockholders	54,545	36,980
Less: Dividends paid on unvested restricted stock	299	258

Net income for common stockholders - basic and diluted	54,246	36,722

Denominator:
Weighted average common shares outstanding for basic EPS	69,522	69,114
Incremental shares to be issued under common stock options	90	189

Weighted average common shares outstanding for diluted EPS	69,612	69,303

Income per common share – basic
Income from continuing operations	$0.71	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.78	0.53

Income per common share – diluted
Income from continuing operations	$0.71	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.78	0.53

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The following summarizes the calculation of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
Numerator:
Income from continuing operations	$116,375	122,034
Discontinued operations	11,514	26,137

Net income	127,889	148,171
Less: Preferred stock dividends	14,757	14,757

Net income for common stockholders	113,132	133,414
Less: Dividends paid on unvested restricted stock	896	696

Net income for common stockholders - basic and diluted	112,236	132,718

Denominator:
Weighted average common shares outstanding for basic EPS	69,414	68,885
Incremental shares to be issued under common stock options	113	282

Weighted average common shares outstanding for diluted EPS	69,527	69,167

Income per common share – basic
Income from continuing operations	$1.45	1.55
Discontinued operations	0.17	0.38

Net income for common stockholders per share	$1.62	1.93

Income per common share – diluted
Income from continuing operations	$1.45	1.54
Discontinued operations	0.16	0.38

Net income for common stockholders per share	$1.61	1.92

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

13.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $3.1 million, all of which has been reserved. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and Part II Item 1A. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

Overview of Our Operating Strategy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of our operating, investing and financing activities are performed through our operating partnership, Regency Centers, L.P. (“RCLP”), RCLP’s wholly owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At September 30, 2008, we directly owned 227 shopping centers (the “Consolidated Properties”) located in 24 states representing 25.3 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.1 billion before depreciation. Through co-investment partnerships, we own partial interests in 216 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.5 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $428.7 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 443 shopping centers located in 29 states and the District of Columbia and contains 50.8 million square feet of GLA.

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

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for us to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

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

Joint venturing of shopping centers provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our ownership interest, we continue to share in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy. We currently have no obligations or liabilities of the co-investment partnerships beyond our economic ownership interest.

Our Current Operating Outlook

The current turmoil in our economy could result in a higher level of retail store closings and limit the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentages and rental revenues. Additionally, certain national tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes their store. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition, business practice, or reductions in sales.

In the near term, reduced store demand or failures amongst national anchor retailers may result in reduced demand for new retail space and may cause corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we would expect to scale back our development program by reducing the number of new projects started, phasing existing developments that lack retail demand, and reducing related general and administrative expense. A significant reduction in our development program and future development pipeline could reduce our future net income as a result of (i) higher write-offs of pre-development costs, (ii) lower capitalized costs from not converting land currently owned into active developments, and (iii) potential impairments of real estate values if we decide to sell properties at prices below our costs.

The lack of available credit is causing a decline in the sale of shopping centers and their values thereby reducing capital availability for new developments or other new investments, which is a key part of our capital recycling strategy. The lack of liquidity in the capital markets has also resulted in a significant increase in the cost to refinance maturing loans and a significant increase in refinancing risks. We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. While we currently have no immediate need to access the credit markets, the impact of the current crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	September 30, 2008	December 31, 2007
Number of Properties (a)	443	451
Number of Properties (b)	227	232
Number of Properties (c)	216	219

Properties in Development (a)	45	49
Properties in Development (b)	44	48
Properties in Development (c)	1	1

Gross Leasable Area (a)	50,775,179	51,106,824
Gross Leasable Area (b)	25,305,212	25,722,665
Gross Leasable Area (c)	25,469,967	25,384,159

Percent Leased (a)	91.7%	91.7%
Percent Leased (b)	88.1%	88.1%
Percent Leased (c)	95.2%	95.2%

(a)	Combined Basis

(b)	Consolidated Properties

(c)	Unconsolidated Properties

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	76	9,955,802	19.6%	90.0%	73	9,615,484	18.8%	89.9%
Florida	60	6,246,504	12.3%	91.4%	60	6,137,127	12.0%	94.2%
Texas	37	4,441,748	8.8%	91.9%	38	4,524,621	8.9%	90.7%
Virginia	31	3,906,735	7.7%	94.5%	34	4,153,392	8.1%	93.8%
Illinois	24	2,901,919	5.7%	92.5%	24	2,901,849	5.7%	94.5%
Georgia	30	2,648,555	5.2%	93.4%	30	2,628,658	5.1%	94.0%
Ohio	17	2,628,123	5.2%	87.9%	16	2,270,932	4.4%	86.7%
Colorado	21	2,277,674	4.5%	91.5%	22	2,424,813	4.8%	91.4%
Missouri	23	2,265,422	4.5%	97.6%	23	2,265,472	4.4%	97.9%
North Carolina	16	2,180,032	4.3%	92.2%	16	2,180,033	4.3%	92.7%
Maryland	16	1,896,184	3.7%	94.1%	18	2,058,337	4.0%	95.0%
Pennsylvania	12	1,450,066	2.9%	90.3%	14	1,596,969	3.1%	87.4%
Washington	14	1,332,518	2.6%	97.9%	14	1,332,518	2.6%	98.5%
Oregon	11	1,087,746	2.1%	97.4%	11	1,088,697	2.1%	96.9%
Nevada	3	772,256	1.5%	60.4%	3	774,736	1.5%	43.7%
Tennessee	8	574,114	1.1%	92.3%	8	576,614	1.1%	95.7%
Massachusetts	3	561,186	1.1%	93.2%	3	561,176	1.1%	86.2%
Arizona	4	496,073	1.0%	95.6%	4	496,073	1.0%	98.8%
Minnesota	3	483,938	1.0%	93.6%	3	483,938	1.0%	96.2%
Delaware	4	472,005	0.9%	95.2%	5	654,779	1.3%	89.7%
South Carolina	8	470,994	0.9%	93.5%	9	547,735	1.1%	92.5%
Kentucky	3	325,847	0.6%	90.3%	3	325,792	0.6%	88.1%
Alabama	3	278,299	0.6%	77.9%	2	193,558	0.4%	83.5%
Indiana	6	273,256	0.5%	82.2%	6	273,256	0.5%	81.9%
Wisconsin	2	269,128	0.5%	97.7%	2	269,128	0.5%	97.7%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.2%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.2%	84.9%	4	303,457	0.6%	89.6%
New Hampshire	1	84,793	0.2%	80.4%	1	91,692	0.2%	74.8%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,646	0.1%	79.4%

Total	443	50,775,179	100.0%	91.7%	451	51,106,824	100.0%	91.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	6,027,470	23.8%	86.2%	44	5,656,656	22.0%	86.8%
Florida	41	4,394,220	17.4%	90.9%	42	4,376,530	17.0%	94.4%
Texas	29	3,409,338	13.5%	91.0%	29	3,404,741	13.2%	88.7%
Ohio	14	1,981,985	7.8%	85.2%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,622	5.6%	92.1%	16	1,409,725	5.5%	92.9%
Colorado	13	1,123,631	4.4%	86.2%	14	1,277,505	5.0%	88.3%
Virginia	8	1,065,585	4.2%	86.9%	10	1,315,651	5.1%	89.0%
North Carolina	10	1,023,767	4.1%	94.6%	10	1,023,768	4.0%	93.5%
Oregon	8	733,076	2.9%	98.6%	8	734,027	2.8%	97.4%
Nevada	2	673,192	2.7%	55.6%	2	675,672	2.6%	35.6%
Washington	8	614,837	2.4%	98.1%	8	614,837	2.4%	98.6%
Tennessee	7	488,049	1.9%	91.6%	7	490,549	1.9%	95.1%
Illinois	3	414,996	1.6%	85.1%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.5%	95.3%	3	388,440	1.5%	99.0%
Massachusetts	2	375,907	1.5%	90.1%	2	375,897	1.5%	79.4%
Pennsylvania	4	351,945	1.4%	76.5%	5	534,741	2.1%	72.9%
Delaware	2	240,418	1.0%	99.2%	2	240,418	0.9%	99.6%
Maryland	1	129,340	0.5%	76.2%	1	129,340	0.5%	77.3%
Michigan	2	118,273	0.5%	84.9%	4	303,457	1.2%	89.6%
South Carolina	2	93,922	0.4%	71.8%	3	170,663	0.7%	79.1%
New Hampshire	1	84,793	0.3%	80.4%	1	91,692	0.4%	74.8%
Alabama	1	84,741	0.3%	65.8%	—	—	—	—
Indiana	3	54,487	0.2%	51.9%	3	54,487	0.2%	44.5%
Kentucky	1	23,178	0.1%	33.6%	1	23,122	0.1%	—

Total	227	25,305,212	100.0%	88.1%	232	25,722,665	100.0%	88.1%

The Consolidated Properties are encumbered by notes payable of $241.8 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	30	3,928,332	15.4%	95.8%	29	3,958,828	15.6%	94.4%
Virginia	23	2,841,150	11.2%	97.3%	24	2,837,741	11.2%	96.0%
Illinois	21	2,486,923	9.8%	93.8%	21	2,486,853	9.8%	94.9%
Missouri	23	2,265,422	8.9%	97.6%	23	2,265,472	8.9%	97.9%
Florida	19	1,852,284	7.3%	92.5%	18	1,760,597	6.9%	93.6%
Maryland	15	1,766,844	6.9%	95.4%	17	1,928,997	7.6%	96.2%
Georgia	14	1,238,933	4.9%	94.8%	14	1,218,933	4.8%	95.3%
North Carolina	6	1,156,265	4.5%	90.0%	6	1,156,265	4.6%	92.0%
Colorado	8	1,154,043	4.5%	96.7%	8	1,147,308	4.5%	94.8%
Pennsylvania	8	1,098,121	4.3%	94.7%	9	1,062,228	4.2%	94.7%
Texas	8	1,032,410	4.0%	95.1%	9	1,119,880	4.4%	96.6%
Washington	6	717,681	2.8%	97.7%	6	717,681	2.8%	98.4%
Ohio	3	646,138	2.5%	96.1%	2	255,181	1.0%	96.5%
Minnesota	3	483,938	1.9%	93.6%	3	483,938	1.9%	96.2%
South Carolina	6	377,072	1.5%	98.9%	6	377,072	1.5%	98.5%
Oregon	3	354,670	1.4%	95.1%	3	354,670	1.4%	96.0%
Kentucky	2	302,669	1.2%	94.7%	2	302,670	1.2%	94.8%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.1%	97.7%
Delaware	2	231,587	0.9%	91.1%	3	414,361	1.6%	83.9%
Indiana	3	218,769	0.9%	89.7%	3	218,769	0.9%	91.2%
Alabama	2	193,558	0.8%	83.2%	2	193,558	0.8%	83.5%
Massachusetts	1	185,279	0.7%	99.4%	1	185,279	0.7%	100.0%
Connecticut	1	179,860	0.7%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.6%	96.2%	2	156,482	0.6%	95.2%
Arizona	1	107,633	0.4%	97.0%	1	107,633	0.4%	98.1%
Nevada	1	99,064	0.4%	93.3%	1	99,064	0.4%	98.9%
Tennessee	1	86,065	0.3%	96.2%	1	86,065	0.3%	98.8%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,646	0.2%	79.4%

Total	216	25,469,967	100.0%	95.2%	219	25,384,159	100.0%	95.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.7 billion.

The following table summarizes our four largest grocery tenants occupying the shopping centers at September 30, 2008:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	9.0%	5.8%
Publix	67	6.7%	4.1%
Safeway	65	5.7%	3.8%
Super Valu	35	3.2%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition, especially in light of the current downturn in the economy. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

In May 2008, Linens-n-Things (LNT) filed for Chapter 11 bankruptcy protection. LNT has closed two of the five stores in our shopping centers and will close the remaining stores in the near future. The annual base rent associated with these five stores is approximately $452,000 or less than 1% of our annual base rent on a pro-rata basis.

In July 2008, Starbucks announced it would close approximately 600 of its stores. As of September 30, 2008, of the 98 Starbucks stores in our shopping centers, one store has closed and six stores are expected to close. The annual base rent on a pro-rata basis associated with these seven store closings is approximately $305,000 or less than 1%. At this time, we are not aware of any other Starbucks stores in our shopping centers that are expected to close.

At September 30, 2008, we had leases with 109 video rental stores representing $7.9 million of annual base rent on a pro-rata basis. In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection and closed 15 of its 35 stores in our shopping centers. The annual base rent on a pro-rata basis associated with the closed stores is approximately $991,000. Movie Gallery continues to operate 20 stores in our shopping centers with annual base rent on a pro-rata basis of approximately $2.1 million or less than 1%.

On November 10, 2008, Circuit City filed for Chapter 11 bankruptcy protection. We currently have two Circuit City stores occupying our shopping centers and we have not been notified of their closure. The annual base rent on a pro-rata basis associated with these two stores is approximately $541,000 or less than 1%.

We expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. We are not aware at this time of the bankruptcy of any other tenants in our shopping centers that would cause a significant reduction in our revenues. No tenant represents more than 6% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

The following table summarizes net cash flows related to operating, investing, and financing activities for the nine months ended September 30 (in thousands):

	2008	2007
Net cash provided by operating activities	$186,669	172,025
Net cash used in investing activities	(126,733)	(352,167)
Net cash (used in) provided by financing activities	(52,827)	179,667

Net increase (decrease) in cash and equivalents	$7,109	(475)

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, capital expenditures necessary to maintain our shopping centers, and dividends to stockholders. During the nine months ended September 30, 2008 and 2007, we incurred capital expenditures to maintain our shopping centers of $10.8 million and $10.2 million, we paid scheduled principal payments of $3.5 million and $3.3 million to our lenders on mortgage loans, and we paid dividends to our stockholders and unit holders of $167.2 million and $147.5 million, respectively. During 2008 our annual dividend per common share increased by 9.8%. We expect to continue paying our dividend to our shareholders based upon availability of cash flow and to maintain compliance with REIT tax laws; however, historical increases in our annual dividend rate should not be considered an indicator of future dividend increases. On November 5, 2008, our Board of Directors declared a $.725 per share dividend payable on December 3, 2008 for record holders as of November 19, 2008.

At September 30, 2008 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 49 properties that were under construction at December 31, 2007 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on investment from our current development projects of 8.2% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction. Returns are also being pressured by reduced competition amongst retailers resulting in declining rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $282.5 million and will likely be expended through 2012. The costs to complete these developments will be funded from our $941.5 million Unsecured credit facilities, which had $643.8 million of available funding at September 30, 2008. The Unsecured credit facilities mature in 2011 of which $600.0 million contains a one year extension option as discussed further below.

We expect to continue growing our shopping center portfolio by investing in shopping centers through new development or by acquiring existing centers, while at the same time selling non-performing shopping centers and a percentage of our completed developments as a means to generate the capital required by this new investment activity. Because new investment activities are discretionary in nature, they are not expected to over-burden the capital resources that we currently have available to us under our Unsecured credit facilities. However, to the extent that we are unable to execute our capital recycling program to generate new capital, or provide financing to buyers of our shopping centers resulting in a reduction in sales proceeds, we could experience a decline in new investment activity. Our development program is a significant part of our business strategy and we will continue starting new development projects subject to available capital, new store demand, and sufficient investment returns as a whole.

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $25.4 million of secured mortgage loans maturing through 2010. Our joint ventures have $1.1 billion of secured mortgage loans and credit lines maturing through 2010, and our pro-rata share is $253.0 million. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will likely be required to contribute our pro-rata share of the capital necessary to reduce the refinancing amounts to acceptable loan to value levels required for this type of financing in the current capital markets environment. Currently, the expected partner capital requirements for maturing debt in our joint ventures is estimated to be in a range of 10% - 25% of the loan balances at maturity based upon prevailing market terms at the time of refinancing. We would fund our pro-rata share of a capital call, if any, from our Unsecured credit facilities. We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. A more detailed loan maturity schedule is included below under Notes Payable.

We would expect that maturing unsecured public debt would be repaid from the proceeds of similar new unsecured issues in the future if those capital markets are available, although in the current environment, new issues are significantly more expensive than historical issues. To the extent that issuing unsecured debt in the public markets is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets that we could finance with secured mortgages and repay the unsecured public loans. We have no public debt maturing in 2008; however, we have $50.0 million and $160.0 million of public debt maturing in 2009 and 2010, respectively. The joint ventures are not rated and therefore do not issue and have no unsecured public debt outstanding.

Although common or preferred equity raised in the public markets is a funding option, given the state of the current capital markets, our access to these markets may be limited. When the conditions for the issuance of equity are more favorable, we might consider issuing equity to fund our development program or repay maturing debt, which would result in dilution to our existing shareholders. We would also consider issuing equity as part of a financing plan to maintain our leverage ratios at acceptable levels as determined by our Board of Directors. At September 30, 2008, we had an unlimited amount available under our shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

Investments in Real Estate Partnerships

At September 30, 2008, we had investments in real estate partnerships of $428.7 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Number of Joint Ventures	19	19
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	216	219

Combined Assets	$4,879,260	$4,767,553
Combined Liabilities	3,011,126	2,889,238
Combined Equity	1,868,134	1,878,315

Regency’s Share of (1):
Assets	$1,175,189	$1,151,872
Liabilities	713,371	692,804

(1)

Pro-rata financial information is not, and is not intended to be, a presentation in accordance with U.S. generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on the operations of Regency, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During the three months ended September 30, 2008 and 2007, we received fees from these co-investment partnerships of $7.7 million and $10.7 million, respectively. During the nine months ended September 30, 2008 and 2007, we received fees from these co-investment partnerships of $27.8 million and $24.4 million, respectively. Our investments in real estate partnerships as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$38,741	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,254	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	621	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,013	33,801
Cameron Village LLC (Columbia)	30.00%	19,539	20,364
Columbia Regency Partners II (Columbia)	20.00%	23,502	20,326
RegCal, LLC (RegCal)	25.00%	15,077	17,110
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,176	36,563

Total		$428,730	432,910

We co-invest with the Oregon Public Employees Retirement Fund in three co-investment partnerships (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of September 30, 2008, Columbia owned 31 shopping centers, had total assets of $751.3 million, and net income of $9.2 million for the nine months ended. Our share of Columbia’s total assets and net income was $162.4 million and $1.8 million, respectively which represents 3.8% of our total assets and 1.5% of our net income available for common stockholders. During 2008, Columbia purchased one operating property from a third party for a sales price of $28.5 million and we contributed $5.7 million for our proportionate share of the purchase price. During the three months ended September 30, 2008, Columbia also acquired three properties in development from us for a sales price of $83.4 million. We provided a $39.6 million bridge loan, and recognized a gain of $20.0 million after excluding our ownership interest. During 2008, Columbia sold one shopping center to an unrelated party for $13.8 million and recognized a gain of $256,246.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million, and net income of $5.6 million for the nine months ended. Our share of RegCal’s total assets and net income was $39.8 million and $1.4 million, respectively which represent less than 1% of our total assets and 1.2% of our net income available for common stockholders. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships, two in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”).

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended. Our share of MCWR I’s total assets and net income was $149.9 million and $2.5 million, respectively.

As of September 30, 2008, MCWR II owned 89 shopping centers, had total assets of $2.5 billion and net income of $5.2 million for the nine months ended. Our share of MCWR II’s total assets was $615.0 million. In June 2008, we earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date as we achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us and amounted to $3.9 million. During 2008, MCWR II sold the Mid-Atlantic Portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million.

As of September 30, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $399.7 million and recorded a net loss of $4.1 million for the nine months ended primarily related to depreciation and amortization expense, but produced positive cash flow from operations. Our share of the venture’s total assets and net loss was $65.4 million and $684,567, respectively.

Our investment in the five co-investment partnerships with MCW totals $272.5 million and represents 6.5% of our total assets at September 30, 2008. Our pro-rata share of the assets and net income of these ventures was $830.3 million and $1.2 million, respectively, which represents 19.7% and 1.0% of our total assets and net income available for common stockholders, respectively.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. The Fund has the exclusive right to acquire all Regency-developed large format community centers upon stabilization that meet the Fund’s investment criteria. The Fund also has the right to co-invest with us in third party shopping center acquisitions. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million and net income of $432,918 for the nine months ended. Our share of the Fund’s total assets and net income was $76.1 million and $217,655, respectively. Our share of the Fund represents 1.8% of our total assets and less than 1% of our net income available for common stockholders, respectively. During 2008, the Fund purchased one shopping center from an unrelated party for $93.3 million that included $66.0 million of assumed mortgage debt and we contributed $18.7 million for our proportionate share of the purchase price. During the three months ended September 30, 2008, the Fund also acquired one property in development from us for a sales price of $74.5 million. The acquisition was 100% financed by a mortgage loan and an unsecured line of credit draw. We received cash of $73.8 million and recognized a gain of $4.7 million after excluding our ownership interest. On October 16, 2008, we contributed $7.5 million for our proportionate share of the repayment of the unsecured line of credit draw.

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

Notes Payable

Outstanding debt at September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes payable:
Fixed rate mortgage loans	$236,433	196,915
Variable rate mortgage loans	5,380	5,821
Fixed rate unsecured loans	1,597,527	1,597,239

Total notes payable	1,839,340	1,799,975
Unsecured credit facilities	297,667	208,000

Total	$2,137,007	2,007,975

On June 5, 2008, we placed a $62.5 million mortgage loan on a consolidated joint venture. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.550% at September 30, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the term loan was $227.7 million at September 30, 2008.

On February 12, 2007, we entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at our option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services raised our corporate credit and senior unsecured ratings to BBB+ from BBB. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 4.338% at September 30, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $70.0 million and $208.0 million at September 30, 2008 and December 31, 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. Our Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured debt offerings. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on secured debt offerings is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on notes payable range from 5.22% to 8.95% and average 6.40%. We have one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points that matures in 2009.

At September 30, 2008, 85.8% of our total debt had fixed interest rates, compared with 89.4% at December 31, 2007. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 14.2% of our total debt. Based upon the variable interest rate debt outstanding at September 30, 2008, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.0 million.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.5 billion at September 30, 2008

As of September 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$1,242	—	1,242
2009	5,031	58,289	63,320
2010	4,997	176,961	181,958
2011 (includes Unsecured credit facilities)	4,781	548,736	553,517
2012	4,988	249,758	254,746
Beyond 5 Years	17,010	1,065,901	1,082,911
Unamortized debt discounts, net	—	(687)	(687)

Total	$38,049	2,098,958	2,137,007

Our investments in real estate partnerships had notes payable of $2.8 billion at September 30, 2008, which mature through 2028. Our pro-rata share of these loans was $670.5 million, of which 92.8% had weighted average fixed interest rates of 5.4% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 150 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our economic interest in the joint venture. As of September 30, 2008, scheduled principal repayments on notes payable of our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments	Regency’s Pro-Rata Share
2008	$1,244	67,867	69,111	15,268
2009	4,824	227,615	232,439	56,929
2010	4,569	773,860	778,429	183,368
2011	3,632	506,846	510,478	126,401
2012	3,553	408,203	411,756	91,025
Beyond 5 Years	30,436	784,359	814,795	195,927
Unamortized debt premiums, net	—	7,871	7,871	1,571

Total	$48,258	2,776,621	2,824,879	670,489

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these swaps as cash flow hedges to fix the rate on $400.0 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $18.2 million at September 30, 2008, and is recorded in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and in accumulated other comprehensive income (loss) in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation as follows:

Preferred Units

We have issued Preferred Units through RCLP in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At September 30, 2008 and December 31, 2007, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

As of September 30, 2008 and December 31, 2007, we had 468,211 and 473,611 redeemable OP Units outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $66.69 per share as of September 30, 2008 and $64.49 per share as of December 31, 2007, an aggregated $31.2 million and $30.5 million, respectively.

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into our common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2008 are summarized as follows:

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

Common Stock

At September 30, 2008, 75,598,609 common shares had been issued. The carrying value of the Common stock was $755,986 with a par value of $.01.

Critical Accounting Policies and Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our financial results, and discussion and analysis of these results. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical results, current economic activity, and industry accounting standards. They are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness; however, the amounts we may ultimately realize could differ from such estimates.

Revenue Recognition and Tenant Receivables – Tenant receivables represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, we analyze the accounts of tenants in bankruptcy, and we estimate the recovery of pre-petition and post-petition claims. Our reported net income is directly affected by our estimate of the recoverability of tenant receivables.

Recognition of Gains from the Sales of Real Estate - We account for profit recognition on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate are not recognized under the full accrual method unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” in our accompanying Consolidated Balance Sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate

Property Acquisitions”. In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At September 30, 2008 we had $22.6 million of capitalized pre-development costs of which $9.2 million represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. During the nine months ended September 30, 2008 and 2007, we expensed pre-development costs of $4.6 million and $3.0 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the nine months ended September 30, 2008 we capitalized interest of $28.8 million on our development projects. We have a large staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the nine months ended September 30, 2008 we capitalized $29.0 million of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, we expect development activity to slow during the remainder of 2008 resulting in a reduction in capitalized costs through the remainder of the year. Also, if future accounting standards were to limit the amount of internal costs that may be capitalized we could incur a significant increase in our operating expenses and a reduction in net income.

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

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists and if so, to what extent. Depending on the asset, we use varying methods to determine fair value of the asset such as i) estimating undiscounted future cash flows, ii) determining resale values by market through appraisal information, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. Capitalization rates may change and could rise above existing levels causing our real estate values to decline. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

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

Investments in Real Estate Partnerships – In addition to owning real estate directly, we invest in real estate through our co-investment partnerships. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the co-investment partnerships in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the co-investment partnerships. We account for all investments in which we do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“Statement 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective November 15, 2008 and the adoption of this statement will not have any effect on our financial statements.

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

Results from Operations

Comparison of the three months ended September 30, 2008 to 2007:

At September 30, 2008, on a Combined Basis, we were operating or developing 443 shopping centers, as compared to 451 shopping centers at December 31, 2007. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At September 30, 2008, on a Combined Basis, we were developing 45 properties, as compared to 49 properties at December 31, 2007.

Our revenues increased by $8.1 million during the three months ended, or 7.1% to $122.8 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$86,809	79,218	7,591
Percentage rent	631	889	(258)
Recoveries from tenants and other income	27,612	23,804	3,808
Management, acquisition, and other fees	7,746	10,789	(3,043)

Total revenues	$122,798	114,700	8,098

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

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$2,870	2,873	(3)
Property management fees	3,876	3,563	313
Leasing commissions	640	694	(54)
Acquisition and financing fees	290	3,217	(2,927)
Other fees	70	442	(372)

	$7,746	10,789	(3,043)

Property management fees increased during the three months ended as a result of providing those management services to MCWR-DESCO. Acquisition and financing fees decreased during the three months ended as a result of recognizing $3.2 million in acquisition fees from MCWR-DESCO in August 2007.

Our operating expenses increased by $7.8 million during the three months ended, or 12.5%, to $70.2 million in 2008 related to increased operating and maintenance costs and depreciation expense, as further described below. However, the increase in operating and maintenance costs and depreciation expense was partially offset by a decrease in general and administrative expenses. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$27,919	24,805	3,114
General and administrative	9,494	12,159	(2,665)
Depreciation and amortization	27,130	23,787	3,343
Other expenses, net	5,611	1,625	3,986

Total operating expenses	$70,154	62,376	7,778

The increase in operating, maintenance, and real estate taxes and depreciation and amortization was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general increases in expenses incurred by the operating properties. On average, approximately 79% of these costs are recovered from our tenants through reimbursements included in our revenues. General and administrative expense declined as a result of reducing estimated cumulative amounts related to incentive compensation directly tied to performance. We currently expect to miss performance targets related to our earnings, as well as, value created from our development activity, both of which have been directly impacted by the current economic downturn. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year. The increase in other expenses is related to expensing more pre-development costs in 2008 than in 2007 directly related to a slowing development program in the current economic environment.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on Unsecured credit facilities	$3,477	1,326	2,151
Interest on notes payable	30,623	30,440	183
Capitalized interest	(10,009)	(10,411)	402
Interest income	(1,408)	(840)	(568)

	$22,683	20,515	2,168

Interest expense increased during the three months ended by $2.2 million due to the increase in the outstanding balance under the Unsecured credit facilities and higher LIBOR rates.

Our equity in income (loss) of investments in real estate partnerships increased approximately $140,000 during the three months ended as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$731	729	2
Macquarie CountryWide Direct (MCWR I)	25.00%	179	154	25
Macquarie CountryWide-Regency II (MCWR II)	24.95%	57	(306)	363
Macquarie CountryWide-Regency III (MCWR II)	24.95%	118	29	89
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(315)	(231)	(84)
Columbia Regency Retail Partners (Columbia)	20.00%	561	632	(71)
Cameron Village LLC (Columbia)	30.00%	(21)	(7)	(14)
Columbia Regency Partners II (Columbia)	20.00%	(45)	174	(219)
RegCal, LLC (RegCal)	25.00%	148	312	(164)
Regency Retail Partners (the Fund)	20.00%	46	(1)	47
Other investments in real estate partnerships	50.00%	358	192	166

Total		$1,817	1,677	140

Gains on the sale of real estate were $25.4 million during the three months ended September 30, 2008 as compared to $5.5 million during the three months ended September 30, 2007. The three months ended September 30, 2008 included gains of $24.6 million from the sale of four properties in development to joint ventures for net proceeds of $110.5 million and $791,999 from the sale of one out-parcel for net proceeds of $1.8 million. The three months ended September 30, 2007 included gains of $1.1 million from the sale of six out-parcels for net proceeds of $15.8 million, $2.4 million from the sale of one property in development sold to a joint venture for net proceeds of $6.9 million, and the $1.9 million gain recognition of a contractual earn-out payment related to a property previously sold to a joint venture. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

During the three months ended September 30, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008.

Income from discontinued operations was $4.8 million for the three months ended September 30, 2008 related to one property in development and two operating properties sold to unrelated parties for net proceeds of $35.6 million and to the operations of shopping centers sold or classified as held-for-sale. Income from discontinued operations was $4.4 million for the three months ended September 30, 2007 related to the sale of one operating property sold to an unrelated party for net proceeds of $14.9 million and to the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to re-present its operations into discontinued operations for all prior periods which results in a re-presentation of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units of approximately $33,000 and $23,000 for the three months ended September 30, 2008 and 2007, respectively.

Net income for common stockholders increased $17.5 million to $54.5 million for the three months ended September 30, 2008 as compared with $37.0 million for the three months ended September 30, 2007 primarily related to higher gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $0.78 for the three months ended September 30, 2008 as compared to $0.53 for the three months ended September 30, 2007 or 47.1% higher.

Results from Operations

Comparison of the nine months ended September 30, 2008 to 2007:

Our revenues increased by $36.6 million, or 11.2% to $362.3 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$256,451	231,156	25,295
Percentage rent	1,712	1,965	(253)
Recoveries from tenants and other income	76,009	67,977	8,032
Management, acquisition, and other fees	28,159	24,667	3,492

Total revenues	$362,331	325,765	36,566

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

We earn fees for asset management, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$8,685	8,119	566
Property management fees	12,026	10,272	1,754
Leasing commissions	2,426	2,022	404
Acquisition and financing fees	4,236	3,690	546
Other fees	786	564	222

	$28,159	24,667	3,492

Asset and Property management fees increased during the nine months ended as a result of providing those management services to MCWR-DESCO.

Our operating expenses increased by $25.4 million, or 14.2%, to $205.2 million in 2008 related to increased operating and maintenance costs and depreciation expense as further described below. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$82,633	72,850	9,783
General and administrative	36,770	37,363	(593)
Depreciation and amortization	78,709	66,191	12,518
Other expenses, net	7,077	3,346	3,731

Total operating expenses	$205,189	179,750	25,439

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general increases in expenses incurred by the operating properties. On average, approximately 79% of these costs are recovered from our tenants through reimbursements included in our revenues. General and administrative expense declined as a result of reducing estimated cumulative amounts related to incentive compensation directly tied to performance. We currently expect to miss performance targets related to our earnings, as well as, value created from our development activity, both of which have been directly impacted by the current economic downturn. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year. The increase in other expenses is related to expensing more pre-development costs in 2008 than in 2007 directly related to a slowing development program in the current economic environment.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on Unsecured credit facilities	$9,728	7,642	2,086
Interest on notes payable	90,737	81,013	9,724
Capitalized interest	(28,847)	(26,070)	(2,777)
Interest income	(2,945)	(2,370)	(575)

	$68,673	60,215	8,458

Interest on Unsecured credit facilities increased during the nine months ended by $2.1 million due to the increase in the outstanding balance under the Unsecured credit facilities. Interest expense on notes payable increased during 2008 by $9.7 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in September 2007 and the acquisition of shopping centers in 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships decreased approximately $671,000 during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$2,049	5,210	(3,161)
Macquarie CountryWide Direct (MCWR I)	25.00%	452	333	119
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(800)	(2,890)	2,090
Macquarie CountryWide-Regency III (MCWR II)	24.95%	146	41	105
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(685)	(231)	(454)
Columbia Regency Retail Partners (Columbia)	20.00%	1,668	1,766	(98)
Cameron Village LLC (Columbia)	30.00%	5	(30)	35
Columbia Regency Partners II (Columbia)	20.00%	123	205	(82)
RegCal, LLC (RegCal)	25.00%	1,404	548	856
Regency Retail Partners (the Fund)	20.00%	218	204	14
Other investments in real estate partnerships	50.00%	994	1,089	(95)

Total		$5,574	6,245	(671)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains in 2007 from the sale of a shopping center sold by MCWR I.

Gains from the sale of real estate were $28.3 million in 2008 as compared to $34.6 million in 2007. Included in 2008 gains are $24.6 million from the sale of four properties in development to joint ventures for net proceeds of $110.5 million, $2.5 million from the sale of seven out-parcels for net proceeds of $34.5 million, a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. Included in 2007 gains are $6.0 million from the sale of 22 out-parcels for net proceeds of $50.2 million, $26.4 million from the sale of two properties in development to the Fund for net proceeds of $64.5 million, and a $2.2 million gain related to the partial sale of our interest in the Fund. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

During the nine months ended September 30, 2008, we established a provision for loss of approximately $1.8 million. During September, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008. During March, 2008, we established a provision for impairment loss of $716,000 on a parcel of land held for sale based upon a contract purchase price.

Income from discontinued operations was $11.5 million for the nine months ended September 30, 2008 related to the sale of three properties in development and two operating properties sold to unrelated parties for net proceeds of $55.4 million and to the operations of shopping centers sold or classified as held-for-sale in 2008. Income from discontinued operations was $26.1 million for the nine months ended September 30, 2007 related to two operating properties and two properties in development sold to unrelated parties for net proceeds of $96.4 million and to the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to re-present its operations into discontinued operations for all prior periods which results in a re-presentation of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of minority interest of exchangeable operating partnership units of approximately $78,000 and $224,000 for the nine months ended September 30, 2008 and 2007, respectively.

Net income for common stockholders for the nine months ended decreased $20.3 million to $113.1 million in 2008 as compared with $133.4 million in 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $1.61 in 2008 as compared to $1.92 in 2007 or 15.9% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.1 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Market Risk

We are exposed to two components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $3.0 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have approximately $428.0 million of fixed rate debt maturing in 2010 and 2011, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these swaps as cash flow hedges to fix the future interest rates on the $400.0 million of financing expected to occur in 2010 and 2011.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2008, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

As the table incorporates only those exposures that exist as of September 30, 2008, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table below, the information presented below has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$1,202	57,980	181,958	255,850	254,746	1,082,911	1,834,647	1,263,482
Average interest rate for all fixed rate debt	6.30%	6.36%	6.14%	5.81%	5.59%	5.56%	—	—
Variable rate LIBOR debt	$40	5,340	—	297,667	—	—	303,047	274,857
Average interest rate for all variable rate debt	4.32%	4.34%	4.34%	—	—	—	—	—

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2007, except as noted below.

The following has been added as a risk factor:

The current turmoil in the credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit.

The current turmoil in the capital markets which is at the core of what appears to potentially be a period of significant economic downturn and uncertainty could limit the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentage and a reduction in our rental revenues. It could also limit demand for leasing space in shopping centers which are under development. The lack of available credit could result in a decline in the sale of shopping centers and the prices at which such centers might sell, reducing capital availability for new developments. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. While at this time, we have no immediate need to access the credit markets, the impact of the current crisis on our ability to obtain financing in the future to fund maturing debt or for new investments is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no equity securities sold during the quarter ended September 30, 2008.

(b)	None

(c)	Issuer Purchases of Equity Securities

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet Be purchased under the plans or programs
July 1 through July 31, 2008	1,627	$57.46	—	—
August 1 through August 31, 2008	373	$60.88	—	—
September 1 through September 30, 2008	6,484	$69.34	—	—

Total	8,484	$66.69	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting and stock option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	REGENCY CENTERS CORPORATION

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer