Form 10-K/A
period 2008-12-31
REGENCY CENTERS CORP
filed 2009-03-31
CIK 910606

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) to incorporate into the Form 10-K the unaudited combined financial statements of Regency Retail Partners, a significant fifty percent-or-less owned person accounted for by the equity method by the Registrant, which is required to be filed by the Securities and Exchange Commission ( “SEC”) pursuant to Rule 3-09 of Regulation S-X. The financial statements of Regency Retail Partners were not available at the time the Registrant filed its Form 10-K on March 17, 2009.

Since the Registrant has amended the Form 10-K as described above, a currently-dated consent from KPMG LLP has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the filing of the financial statements under Rule 3-09 of Regulation S-X, revised consent, and revised certifications, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

	(a)	Financial Statements and Financial Statement Schedules:

Regency’s 2008 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data. (1)

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

(i) Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 19, 2008).

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

(1)	Filed on March 17, 2009 as an exhibit to Form 10-K for the year ended December 31, 2008.

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

10.	Material Contracts

	(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 8, 2008).

~	(b)	Form of Stock Rights Award Agreement pursuant to the Company’s Long-Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K filed March 10, 2006).

~		(i) Form of 409A Amendment to Stock Rights Award Agreements.(1)

~	(c)	Form of Nonqualified Stock Option Agreement pursuant to the Company’s Long-Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K filed March 10, 2006).

~		(i) Form of 409A Amendment to Stock Option Agreements. (1)

~	(d)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K filed March 12, 2004).

~	(e)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Mary Lou Fiala (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed March 12, 2004).

~	(f)	Stock Rights Award Agreement dated as of December 17, 2002 between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed March 12, 2004).

~*	(i)	Form of Director/Officer Indemnification Agreement.

~	(j)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

	(l)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(i)

Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 1, 2005).

~	Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

*	Included as an exhibit to Pre-effective Amendment No. 2 to the Company’s registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference.

(1)	Filed on March 17, 2009 as an exhibit to Form 10-K for the year ended December 31, 2008.

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

(w) Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to Regency’s Form 10-K filed February 27, 2007.

21.	Subsidiaries of the Registrant. (1)

23.	Consent of KPMG LLP. (2)

31.1	Rule 13a-14 Certification of Chief Executive Officer. (2)

31.2	Rule 13a-14 Certification of Chief Financial Officer. (2)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

99.	Financial Statements of Regency Retail Partners. (2)

(1)	Filed on March 17, 2009 as an exhibit to Form 10-K for the year ended December 31, 2008.

(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS CORPORATION

/s/ Martin E. Stein, Jr.
March 31, 2009	Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer