Form 10-Q/A
period 2008-09-30
REGENCY CENTERS CORP
filed 2009-04-17
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

As previously disclosed, after seeking guidance from the staff of the Securities and Exchange Commission (“SEC”) regarding an accounting matter for which there was no clear interpretive authority, Regency Centers Corporation and its operating partnership, Regency Centers, L.P., have adopted a more restrictive method of deferred gain recognition (“Restricted Gain Method”) on partial sales of properties to co-investment partnerships that provide for a distribution-in-kind (“DIK”) of assets upon liquidation (“DIK-JV”). This more restrictive method of recognizing deferred gains will be applied retrospectively from the inception of the co-investment partnerships. As a result, on March 12, 2009, our Audit Committee concluded that our previously filed financial statements for the third quarter of fiscal year 2008 should no longer be relied upon and that prior periods should also be restated to reflect this more restrictive method of deferred gain recognition. Such other prior periods are restated where discussed in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) and in our recently filed Form 10-K for fiscal year 2008.

Historically, we previously recognized gains from sales to co-investment partnerships to the extent of the percentage interest sold and deferred gains to the extent of our ownership interest in the co-investment partnerships. We also previously recognized any remaining deferred gain as equity in income of investments in real estate partnerships when a property was sold by a co-investment partnership to a third party. This policy will no longer be applied to any DIK-JV.

Under the Restricted Gain Method, for purposes of gain deferral, we now consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation assuming that we would choose only those properties that we had sold to the DIK-JV in an amount equivalent to our capital account. For purposes of calculating the gain to be deferred, we assume that we will select properties upon a DIK liquidation that generated the highest gain to us when originally sold to the DIK-JV. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by us. During the years when there are no property sales, the DIK deferred gain is not recalculated. Because of the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain or loss is recognized on property sold by the DIK-JV to a third party or received by us upon actual dissolution. Instead, the property received upon actual dissolution is recorded at our historical cost investment in the DIK-JV, reduced by the deferred gain.

This Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, initially filed with the SEC on November 10, 2008 (“Original Filing”), is being filed to reflect restatements of (i) our Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 and (ii) our Consolidated Statements of Operations and Stockholders’ Equity and Comprehensive Income (Loss) for the periods ended September 30, 2008, and the notes related thereto. There was no effect on our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on our Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007. For a more detailed description of these restatements, see Note 2, “Restatement of Consolidated Financial Statements” to our consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

1

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which has been previously filed and any reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to September 30, 2008.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(in thousands, except share data)

	2008	2007
	(unaudited and as restated)	(as restated)
Assets
Real estate investments at cost:
Land	$939,851	968,859
Buildings and improvements	2,023,322	2,090,497

	2,963,173	3,059,356
Less: accumulated depreciation	545,979	497,498

	2,417,194	2,561,858
Properties in development	1,075,796	905,929
Operating properties held for sale, net	33,538	—
Investments in real estate partnerships	387,009	401,906

Net real estate investments	3,913,537	3,869,693
Cash and cash equivalents	25,777	18,668
Notes receivable	55,264	44,543
Tenant receivables, net of allowance for uncollectible accounts of $1,692 and $2,482 at September 30, 2008 and December 31, 2007, respectively	73,936	75,441
Deferred costs, less accumulated amortization of $49,165 and $43,470 at September 30, 2008 and December 31, 2007, respectively	58,289	52,784
Acquired lease intangible assets, less accumulated amortization of $10,891 and $7,362 at September 30, 2008 and December 31, 2007, respectively	13,698	17,228
Other assets	41,663	36,416

Total assets	$4,182,164	4,114,773

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$1,839,340	1,799,975
Unsecured credit facilities	297,667	208,000
Accounts payable and other liabilities	156,530	164,479
Acquired lease intangible liabilities, less accumulated accretion of $8,319 and $6,371 at September 30, 2008 and December 31, 2007, respectively	8,407	10,354
Tenants’ security and escrow deposits	11,869	11,436

Total liabilities	2,313,813	2,194,244

Preferred units	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $31,225 and $30,543 at September 30, 2008 and December 31, 2007, respectively	9,773	10,212
Limited partners’ interest in consolidated partnerships	8,221	18,392

Total minority interest	67,152	77,762

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at September 30, 2008 with liquidation preferences of $25 per share and 800,000 Series 3 and 4 shares and 3,000,000 Series 5 shares issued and outstanding at December 31, 2007 with liquidation preferences of $250 and $25 per share, respectively	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 75,598,609 and 75,168,662 shares issued at September 30, 2008 and December 31, 2007, respectively	756	752
Treasury stock at cost, 5,598,211 and 5,530,025 shares held at September 30, 2008 and December 31, 2007, respectively	(111,414)	(111,414)
Additional paid in capital	1,781,487	1,766,280
Accumulated other comprehensive income (loss)	(26,299)	(18,916)
Distributions in excess of net income	(118,331)	(68,935)

Total stockholders’ equity	1,801,199	1,842,767

	$4,182,164	4,114,773

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended September 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
	(as restated)
Revenues:
Minimum rent	$86,809	79,218
Percentage rent	631	889
Recoveries from tenants and other income	27,612	23,804
Management, acquisition, and other fees	7,746	10,789

Total revenues	122,798	114,700

Operating expenses:
Depreciation and amortization	27,130	23,787
Operating and maintenance	15,162	13,424
General and administrative	9,494	12,159
Real estate taxes	12,757	11,381
Other expenses	5,611	1,625

Total operating expenses	70,154	62,376

Other expense (income):
Interest expense, net of interest income of $1,408 and $840 in 2008 and 2007, respectively	22,683	20,515
Gain on sale of operating properties and properties in development	(14,685)	(5,492)
Provision for loss	1,112	—

Total other expense (income)	9,110	15,023

Income before minority interests and equity in income (loss) of investments in real estate partnerships	43,534	37,301
Minority interest of preferred units	(931)	(931)
Minority interest of exchangeable operating partnership units	(295)	(268)
Minority interest of limited partners	(122)	(241)
Equity in income of investments in real estate partnerships	1,817	1,677

Income from continuing operations	44,003	37,538
Discontinued operations, net:
Operating income from discontinued operations	896	1,221
Gain on sale of operating properties and properties in development	3,920	3,140

Income from discontinued operations	4,816	4,361

Net income	48,819	41,899
Preferred stock dividends	(4,919)	(4,919)

Net income for common stockholders	$43,900	36,980

Income per common share - basic:
Continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.63	0.53

Income per common share - diluted:
Continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.63	0.53

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the nine months ended September 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
	(as restated)
Revenues:
Minimum rent	$256,451	231,156
Percentage rent	1,712	1,965
Recoveries from tenants and other income	76,009	67,977
Management, acquisition, and other fees	28,159	24,667

Total revenues	362,331	325,765

Operating expenses:
Depreciation and amortization	78,709	66,191
Operating and maintenance	44,950	38,998
General and administrative	36,770	37,363
Real estate taxes	37,683	33,852
Other expenses	7,077	3,346

Total operating expenses	205,189	179,750

Other expense (income):
Interest expense, net of interest income of $2,945 and $2,370 in 2008 and 2007, respectively	68,673	60,215
Gain on sale of operating properties and properties in development	(17,620)	(34,586)
Provision for loss	1,828	—

Total other expense (income)	52,881	25,629

Income before minority interests and equity in income (loss) of investments in real estate partnerships	104,261	120,386
Minority interest of preferred units	(2,794)	(2,794)
Minority interest of exchangeable operating partnership units	(708)	(1,046)
Minority interest of limited partners	(603)	(757)
Equity in income of investments in real estate partnerships	5,574	6,245

Income from continuing operations	105,730	122,034
Discontinued operations, net:
Operating income from discontinued operations	2,802	4,288
Gain on sale of operating properties and properties in development	8,712	21,849

Income from discontinued operations	11,514	26,137

Net income	117,244	148,171
Preferred stock dividends	(14,757)	(14,757)

Net income for common stockholders	$102,487	133,414

Income per common share - basic:
Continuing operations	$1.30	1.55
Discontinued operations	0.17	0.38

Net income for common stockholders per share	$1.47	1.93

Income per common share - diluted:
Continuing operations	$1.30	1.54
Discontinued operations	0.16	0.38

Net income for common stockholders per share	$1.46	1.92

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2008

(in thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity
Balance at December 31, 2007, as previously reported	$275,000	752	(111,414)	1,766,280	(18,916)	(41,316)	1,870,386
Restatement adjustments	—	—	—	—	—	(27,619)	(27,619)

Balance at December 31, 2007, as restated	$275,000	752	(111,414)	1,766,280	(18,916)	(68,935)	1,842,767
Comprehensive Income:
Net income	—	—	—	—	—	117,244	117,244
Amortization of loss on derivative instruments	—	—	—	—	978	—	978
Change in fair value of derivative instruments	—	—	—	—	(8,361)	—	(8,361)

Total comprehensive income							109,861
Restricted stock issued, net of amortization	—	3	—	13,088	—	—	13,091
Common stock redeemed for taxes withheld for stock based compensation, net	—	1	—	(367)	—	—	(366)
Tax benefit for issuance of stock options	—	—	—	2,285	—	—	2,285
Common stock issued for partnership units exchanged	—	—	—	232	—	—	232
Reallocation of minority interest	—	—	—	(31)	—	—	(31)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(14,757)	(14,757)
Common stock ($2.175 per share)	—	—	—	—	—	(151,883)	(151,883)

Balance at September 30, 2008, as restated	$275,000	756	(111,414)	1,781,487	(26,299)	(118,331)	1,801,199

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
	(as restated)
Cash flows from operating activities:
Net income	$117,244	148,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,932	67,916
Deferred loan cost and debt premium amortization	3,165	2,612
Stock-based compensation, net of capitalization	8,833	8,921
Minority interest of preferred units	2,794	2,794
Minority interest of exchangeable operating partnership units	786	1,270
Minority interest of limited partners	603	757
Equity in income of investments in real estate partnerships	(5,574)	(6,245)
Net gain on sale of properties	(26,390)	(56,622)
Provision for loss	1,828	—
Distribution of earnings from operations of investments in real estate partnerships	25,862	24,043
Changes in assets and liabilities:
Tenant receivables	1,314	346
Deferred leasing costs	(4,715)	(5,531)
Other assets	(9,119)	(20,950)
Accounts payable and other liabilities	(8,542)	5,620
Above and below market lease intangibles, net	(1,861)	(1,332)
Tenants’ security and escrow deposits	509	255

Net cash provided by operating activities	186,669	172,025

Cash flows from investing activities:
Acquisition of operating real estate	—	(63,117)
Development of real estate including acquisition of land	(342,457)	(477,193)
Proceeds from sale of real estate investments	200,357	211,024
Collection of notes receivable	27,787	530
Investments in real estate partnerships	(40,969)	(34,476)
Distributions received from investments in real estate partnerships	28,549	11,065

Net cash used in investing activities	(126,733)	(352,167)

Cash flows from financing activities:
Net proceeds from common stock issuance	1,017	2,372
Distributions to limited partners in consolidated partnerships, net	(13,705)	(4,120)
Distributions to exchangeable operating partnership unit holders	(1,023)	(1,426)
Distributions to preferred unit holders	(2,794)	(1,862)
Dividends paid to common stockholders	(148,581)	(134,331)
Dividends paid to preferred stockholders	(14,757)	(9,838)
Proceeds from issuance of fixed rate unsecured notes	—	398,108
Proceeds from (repayment of) unsecured credit facilities, net	89,667	(11,000)
Proceeds from notes payable	62,500	—
Repayment of notes payable	(19,722)	(49,243)
Scheduled principal payments	(3,516)	(3,318)
Payment of loan costs	(1,913)	(5,675)

Net cash (used in) provided by financing activities	(52,827)	179,667

Net increase (decrease) in cash and cash equivalents	7,109	(475)
Cash and cash equivalents at beginning of the period	18,668	34,046

Cash and cash equivalents at end of the period	$25,777	33,571

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
	(as restated)
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $28,847 and $26,070 in 2008 and 2007, respectively)	$76,427	66,232

Preferred unit and stock distributions declared and not paid	$—	5,850

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$232	8,241

Mortgage loans assumed for the acquisition of real estate, at fair value	$—	42,272

Real estate contributed as investments in real estate partnerships	$6,825	5,318

Notes receivable taken in connection with sales of properties in development and out-parcels	$39,619	879

Change in fair value of derivative instruments	$(8,361)	(5,693)

Common stock issued for dividend reinvestment plan	$3,302	3,117

Stock-based compensation capitalized	$5,294	5,674

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Under the Restricted Gain Method, for purposes of gain deferral, the Company considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Company performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equivalent to its capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties upon a DIK liquidation that generated the highest gain to the Company when originally sold to the DIK-JV. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by the Company. During the years when there are no property sales, the DIK deferred gain is not recalculated.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, the Company had capitalized pre-development costs of $22.6 million and $22.7 million, respectively, of which $9.2 million and $10.8 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2008 and 2007, the Company expensed pre-development costs of $4.6 million and $3.0 million, respectively.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per share of common stock is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the conversion of obligations and the assumed exercises of securities including the effects of shares issuable under the Company’s share-based payment arrangements, if dilutive. See Note 13 for the calculation of earnings per share (“EPS”).

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

The Company recognizes stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”) which requires companies to measure the cost of stock-based compensation based on the grant-date fair value of the award. The cost of the stock-based compensation is expensed over the vesting period. See Note 12 for further discussion.

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

September 30, 2008

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

In assessing the hedges, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

(l)	Regency’s Redeemable Minority Interests

EITF D-98 “Classification and Measurement of Redeemable Securities,” clarifies Rule 5-02.28 of Regulation S-X and requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as exchangeable operating partnership units (“OP Units”) in Regency’s accompanying Consolidated Balance Sheets. The holders may redeem these OP Units for a like number of shares of common stock of Regency or cash, at the Company’s discretion. See Note 10 for further discussion.

(m)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for minority interest in consolidated entities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”) which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. See Note 10 for further discussion.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 was effective and adopted by the Company on January 1, 2008; however, the Company did not elect to measure any other financial statement items at fair value. See Note 10 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

2.	Restatement of Consolidated Financial Statements

As described further in Note 1(b), certain of the Company’s co-investment partnership agreements contain unilateral DIK provisions. Such provisions constitute in-substance call/put options on properties sold to co-investment partnerships with unilateral DIK provisions and are a form of continuing involvement under Statement 66. As a result, the Company has adopted and applied the Restricted Gain Method, which maximizes gain deferral on partial sales of real estate to DIK-JVs. The Company previously recognized gains from such sales to all co-investment partnerships to the extent of the percentage interest sold and deferred gains to the extent of the Company’s ownership interest in the co-investment partnerships.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The Company also previously recognized any remaining deferred gain as equity in income of investments in real estate partnerships when a property was sold by a co-investment partnership to a third party. This policy will no longer be applied to any DIK-JV. Instead, the property received upon dissolution will be recorded at the Company’s investment in the DIK-JV, reduced by the deferred gain. The Company sold properties to DIK-JVs during the three months ended September 30, 2008 and the years 2001 to 2005. The Company did not sell any properties to DIK-JVs during 2007 or 2006.

The Company’s December 31, 2007 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method for years prior to 2006; accordingly, its investments in real estate partnerships has been decreased by $31.0 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, its minority interest in exchangeable partnership units has been decreased by approximately $620,000, and its distributions in excess of net income have been decreased by $27.6 million. The Company’s January 1, 2008 opening balance of distributions in excess of net income has been restated in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) by $27.6 million related to additional gain deferrals on partial sales to DIK-JVs of $27.1 million, net of tax and minority interest in exchangeable operating partnership units, and the reversal of gains of approximately $511,000 associated with subsequent DIK-JV property sales to third parties to reflect the retrospective application of the Restricted Gain Method.

The Company restated the gains reported in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008 by a reduction of $10.6 million, net of approximately $71,000 of minority interest in exchangeable operating partnership units, or $.15 per diluted share related to three partial sales to a DIK-JV that occurred in September 2008. As a result of the restatement, net income, as previously reported of $59.5 million and $127.9 million has been restated to $48.8 million and $117.2 million for the three and nine months ended September 30, 2008, respectively. In addition to the December 31, 2007 balance sheet restatement described above, investments in real estate partnerships in the accompanying Consolidated Balance Sheet as of September 30, 2008 were also restated by a reduction of $10.7 million related to the three partial sales to a DIK-JV that occurred in September 2008. There was no effect on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007.

3.	Real Estate Investments

During the nine months ended 2008, the Company did not have any acquisition activity other than through its investments in real estate partnerships.

4.	Discontinued Operations

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

September 30, 2008 and 2007, respectively. The operating income and gains on sales of properties included in discontinued operations are reported both net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, and are summarized as follows for the three months ended September 30, 2008 and 2007, respectively (in thousands):

	For the three months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$902	3,947	1,222	3,161
Less: Minority interest	6	27	1	21
Less: Income taxes	—	—	—	—

Discontinued operations, net	$896	3,920	1,221	3,140

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

	For the nine months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$2,821	8,771	4,326	22,034
Less: Minority interest	19	59	38	185
Less: Income taxes	—	—	—	—

Discontinued operations, net	$2,802	8,712	4,288	21,849

5.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $387.0 million and $401.9 million at September 30, 2008 and December 31, 2007, respectively (both as restated). Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The difference between the carrying amount of these investments and the underlying equity in net assets was $75.7 million and $58.1 million at September 30, 2008 and December 31, 2007, respectively. This net difference is accreted to equity in income of investments in real

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years.

Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Company earning its pro-rata share of net income or loss in each of the partnerships, these partnerships pay the Company fees for asset management, property management, leasing, investment, and financing services. During the three months ended September 30, 2008 and 2007, the Company recorded fees from these co-investment partnerships of $7.7 million and $10.7 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded fees from these co-investment partnerships of $27.8 million and $24.4 million, respectively.

Investments in real estate partnerships as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
		(as restated)	(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$13,648	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	4,163	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	622	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,190	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,786	20,326
Cameron Village LLC (Cameron)	30.00%	19,539	20,364
RegCal, LLC (RegCal)	25.00%	15,079	17,113
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,175	36,565

Total		$387,009	401,906

Investments in real estate partnerships are reported net of deferred gains of $85.2 million and $69.5 million at December 31, 2008 and 2007, respectively. After applying the Restricted Gain Method as described in Note 1(b) and Note 2, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Company has ownership interests of 20% (“Columbia” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in the three co-investment partnerships with OPERF totals $61.5 million and represents 1.5% of the Company’s total assets at September 30, 2008.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

At September 30, 2008, the Columbia co-investment partnerships had total assets of $751.3 million and net income of $9.2 million for the nine months ended and the Company’s share of its total assets and net income was $162.4 million and $1.8 million, respectively.

As of September 30, 2008, Columbia owned 14 shopping centers, had total assets of $320.9 million, and net income of $8.1 million for the nine months ended. The Company has a unilateral DIK right to liquidate the partnership; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia. During the nine months ended 2008 and 2007, the Company did not sell any properties to Columbia. Since its inception in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million.

As of September 30, 2008, Columbia II owned 16 shopping centers, had total assets of $317.6 million, and net income of $1.0 million for the nine months ended. In September 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and the Company contributed $5.7 million for its proportionate share. The Company has a unilateral DIK right to liquidate the partnership; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from the Company for a purchase price of $83.4 million, and as a result, the Company recognized gain of $9.1 million and deferred gain of $15.7 million (both as restated). As more thoroughly described in Note 2 to the accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.6 million. During 2007, the Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million (both as restated). During the nine months ended 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of September 30, 2008, Cameron owned one shopping center, had total assets of $112.8 million, and a net income of approximately $34,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since its inception in 2004, the Company has not sold any properties to Cameron.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million, and net income of $5.6 million for the nine months ended. The Company has a unilateral DIK right to liquidate the partnership; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to RegCal. During the nine months ended 2008 and 2007, the Company did not sell any properties to RegCal. Since its inception in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During the nine months ended 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships two in which the Company has an ownership interest of 25% (collectively “MCWR I”), two in which the Company has an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”).

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The Company’s investment in the five co-investment partnerships with MCW totals $245.3 million and represents 5.9% of the Company’s total assets at September 30, 2008. At September 30, 2008, the five co-investment partnerships had total assets of $3.5 billion and net income of $9.3 million and the Company’s share of the co-investment partnerships’ total assets and net income was $830.3 million and $1.2 million, respectively.

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended. The Company has a unilateral DIK right to liquidate the partnership; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain the Company recognizes on property sales to MCWR I. During the nine months ended 2008 and 2007, the Company did not sell any properties to MCWR I. Since its inception in 2001, the Company has recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million.

As of September 30, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.4 million for the nine months ended. During the nine months ended 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During the nine months ended 2008 and 2007, the Company did not sell any properties to MCWR II. Since its inception in 2005, the Company has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, the Company earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since the Company achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Company and amounted to $3.9 million.

As of September 30, 2008, MCWR III owned four shopping centers, had total assets of $67.6 million, and a net loss of approximately $207,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since its inception in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

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

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million, and net income of $432,918 for the nine months ended. During the nine months ended 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and the Company contributed $18.7 million for its proportionate share of the purchase price. During September 2008, the Fund also acquired one property in development from the Company for a sales price of $74.5 million and the Company recognized a gain of $4.7 million after excluding the Company’s ownership interest. The partnership

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since its inception in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

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

The revenues and expenses for the investments in real estate partnerships on a combined basis for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized as follows (in thousands):

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total revenues	$120,968	114,895	363,667	331,316

Operating expenses:
Depreciation and amortization	44,638	45,467	135,803	131,250
Operating and maintenance	17,756	15,356	52,055	46,386
General and administrative	2,014	1,974	7,190	7,723
Real estate taxes	15,293	13,495	46,168	38,739

Total operating expenses	79,701	76,292	241,216	224,098

Other expense (income):
Interest expense, net	36,208	34,513	109,137	100,106
Loss (gain) on sale of real estate	15	(2,642)	(13,487)	(10,555)
Other expense	35	35	104	103

Total other expense	36,258	31,906	95,754	89,654

Net income	$5,009	6,697	26,697	17,564

6.	Notes Receivable

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

7.	Acquired Lease Intangibles

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

8.	Notes Payable and Unsecured Credit Facilities

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

As of September 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$1,242	—	1,242
2009	5,031	58,289	63,320
2010	4,997	176,961	181,958
2011 (includes Unsecured credit facilities)	4,781	548,736	553,517
2012	4,988	249,758	254,746
Beyond 5 Years	17,010	1,065,901	1,082,911
Unamortized debt discounts, net	—	(687)	(687)

Total	$38,049	2,098,958	2,137,007

9.	Derivative Financial Instruments

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of September 30, 2008 were as follows (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(4,708)
100,000	5.415%	09/15/20	(4,031)
98,350	5.399%	01/15/20	(5,577)
100,000	5.415%	09/15/20	(3,882)

$396,700			$(18,198)

10.	Fair Value Measurements

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

As of September 30, 2008 the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements at September 30, 2008 using:
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Derivative financial instruments (Note 9)	$—	$(18,330)	$132	$(18,198)

The change in fair value of these derivative financial instruments from inception was a liability of $18.2 million at September 30, 2008, and was recorded in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and in accumulated other comprehensive

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

11.	Stockholders’ Equity and Minority Interest

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

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 as follows, the components of which are further described below (in thousands):

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Restricted stock	$2,655	4,675	13,091	13,525
Stock options	247	256	741	768
Directors’ fees paid in common stock	83	109	295	302

Total	$2,985	5,040	14,127	14,595

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During the three months ended September 30, 2008, cumulative compensation expense declined as a result of the Company reducing estimated amounts related to incentive compensation tied directly to performance. Compensation expense, included above, specifically identifiable to development and leasing activities is capitalized. During the three months ended September 30, 2008 and 2007 compensation expense of $1.3 million and $1.9 million, respectively, was capitalized. During the nine months ended September 30, 2008 and 2007 compensation expense of $5.3 million and $5.7 million, respectively, was capitalized.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

13.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
	(as restated)
Numerator:
Income from continuing operations	$44,003	37,538
Discontinued operations	4,816	4,361

Net income	48,819	41,899
Less: Preferred stock dividends	4,919	4,919

Net income for common stockholders	43,900	36,980
Less: Dividends paid on unvested restricted stock	299	258

Net income for common stockholders - basic and diluted	43,601	36,722

Denominator:
Weighted average common shares outstanding for basic EPS	69,522	69,114
Incremental shares to be issued under common stock options	90	189

Weighted average common shares outstanding for diluted EPS	69,612	69,303

Income per common share – basic
Income from continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.63	0.53

Income per common share – diluted
Income from continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common stockholders per share	$0.63	0.53

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

The following summarizes the calculation of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively (in thousands except per share data):

	2008	2007
	(as restated)
Numerator:
Income from continuing operations	$105,730	122,034
Discontinued operations	11,514	26,137

Net income	117,244	148,171
Less: Preferred stock dividends	14,757	14,757

Net income for common stockholders	102,487	133,414
Less: Dividends paid on unvested restricted stock	896	696

Net income for common stockholders - basic and diluted	101,591	132,718

Denominator:
Weighted average common shares outstanding for basic EPS	69,414	68,885
Incremental shares to be issued under common stock options	113	282

Weighted average common shares outstanding for diluted EPS	69,527	69,167

Income per common share – basic
Income from continuing operations	$1.30	1.55
Discontinued operations	0.17	0.38

Net income for common stockholders per share	$1.47	1.93

Income per common share – diluted
Income from continuing operations	$1.30	1.54
Discontinued operations	0.16	0.38

Net income for common stockholders per share	$1.46	1.92

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2008

14.	Commitments and Contingencies

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

Restatement

As previously disclosed in our Current Report on Form 8-K dated March 12, 2009, our Audit Committee determined on March 12, 2009, after discussions with management, that our previously-issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2008, should no longer be relied upon because of an error in our calculation of the gain on sale of properties to certain co-investment partnerships (“DIK-JV”). Such error came to light as a result of the determination that for certain of our co-investment partnerships, the in-kind liquidation provisions contained within such co-investment partnership agreements constitute in-substance call/put options, a form of continuing involvement under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). As a result, the Company has reevaluated its accounting policy for such sales and has adopted a Restricted Gain Method of gain recognition, as described more fully in our Critical Accounting Policies, which considers the Company’s ability to receive property previously sold to a co-investment partnership upon liquidation. The revised method of recognizing gain on sale of properties to co-investment partnerships with in-kind liquidation provisions has been applied in the preparation of the consolidated financial statements set forth in this restated Quarterly Report on Form 10-Q/A.

The Company’s December 31, 2007 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method for years prior to 2006; accordingly, its investments in real estate partnerships has been decreased by $31.0 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, its minority interest in exchangeable partnership units has been decreased by approximately $620,000, and its distributions in excess of net income have been decreased by $27.6 million. The Company’s January 1, 2008 opening balance of distributions in excess of net income has been restated in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) by $27.6 million related to additional gain deferrals on partial sales to DIK-JVs of $27.1 million, net of tax and minority interest in exchangeable operating partnership units, and the reversal of gains of approximately $511,000 associated with subsequent DIK-JV property sales to third parties to reflect the retrospective application of the Restricted Gain Method. The Company also restated the gains reported in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008 by a reduction of $10.6 million, net of minority interest in exchangeable operating partnership units, or $.15 per diluted share, related to three partial sales to a DIK-JV that occurred in September 2008. The Company’s September 30, 2008 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method through September 30, 2008; accordingly, its investments in real estate partnerships has been decreased by $41.7 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, its minority interest in exchangeable partnership units has been decreased by approximately $692,000, and its distributions in excess of net income have been decreased by $38.3 million. There was no effect on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007. This information should be read in conjunction with the consolidated financial statements of Regency (including the related notes thereto) included elsewhere in this Form 10-Q/A.

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

At September 30, 2008, we directly owned 227 shopping centers (the “Consolidated Properties”) located in 24 states representing 25.3 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.1 billion before depreciation. Through co-investment partnerships, we own partial interests in 216 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.5 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $387.0 million (as restated). Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 443 shopping centers located in 29 states and the District of Columbia and contains 50.8 million square feet of GLA.

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	6,027,470	23.8%	86.2%	44	5,656,656	22.0%	86.8%
Florida	41	4,394,220	17.4%	90.9%	42	4,376,530	17.0%	94.4%
Texas	29	3,409,338	13.5%	91.0%	29	3,404,741	13.2%	88.7%
Ohio	14	1,981,985	7.8%	85.2%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,622	5.6%	92.1%	16	1,409,725	5.5%	92.9%
Colorado	13	1,123,631	4.4%	86.2%	14	1,277,505	5.0%	88.3%
Virginia	8	1,065,585	4.2%	86.9%	10	1,315,651	5.1%	89.0%
North Carolina	10	1,023,767	4.1%	94.6%	10	1,023,768	4.0%	93.5%
Oregon	8	733,076	2.9%	98.6%	8	734,027	2.8%	97.4%
Nevada	2	673,192	2.7%	55.6%	2	675,672	2.6%	35.6%
Washington	8	614,837	2.4%	98.1%	8	614,837	2.4%	98.6%
Tennessee	7	488,049	1.9%	91.6%	7	490,549	1.9%	95.1%
Illinois	3	414,996	1.6%	85.1%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.5%	95.3%	3	388,440	1.5%	99.0%
Massachusetts	2	375,907	1.5%	90.1%	2	375,897	1.5%	79.4%
Pennsylvania	4	351,945	1.4%	76.5%	5	534,741	2.1%	72.9%
Delaware	2	240,418	1.0%	99.2%	2	240,418	0.9%	99.6%
Maryland	1	129,340	0.5%	76.2%	1	129,340	0.5%	77.3%
Michigan	2	118,273	0.5%	84.9%	4	303,457	1.2%	89.6%
South Carolina	2	93,922	0.4%	71.8%	3	170,663	0.7%	79.1%
New Hampshire	1	84,793	0.3%	80.4%	1	91,692	0.4%	74.8%
Alabama	1	84,741	0.3%	65.8%	—	—	—	—
Indiana	3	54,487	0.2%	51.9%	3	54,487	0.2%	44.5%
Kentucky	1	23,178	0.1%	33.6%	1	23,122	0.1%	0.0%

Total	227	25,305,212	100.0%	88.1%	232	25,722,665	100.0%	88.1%

The Consolidated Properties are encumbered by notes payable of $241.8 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	30	3,928,332	15.4%	95.8%	29	3,958,828	15.6%	94.4%
Virginia	23	2,841,150	11.2%	97.3%	24	2,837,741	11.2%	96.0%
Illinois	21	2,486,923	9.8%	93.8%	21	2,486,853	9.8%	94.9%
Missouri	23	2,265,422	8.9%	97.6%	23	2,265,472	8.9%	97.9%
Florida	19	1,852,284	7.3%	92.5%	18	1,760,597	6.9%	93.6%
Maryland	15	1,766,844	6.9%	95.4%	17	1,928,997	7.6%	96.2%
Georgia	14	1,238,933	4.9%	94.8%	14	1,218,933	4.8%	95.3%
North Carolina	6	1,156,265	4.5%	90.0%	6	1,156,265	4.6%	92.0%
Colorado	8	1,154,043	4.5%	96.7%	8	1,147,308	4.5%	94.8%
Pennsylvania	8	1,098,121	4.3%	94.7%	9	1,062,228	4.2%	94.7%
Texas	8	1,032,410	4.0%	95.1%	9	1,119,880	4.4%	96.6%
Washington	6	717,681	2.8%	97.7%	6	717,681	2.8%	98.4%
Ohio	3	646,138	2.5%	96.1%	2	255,181	1.0%	96.5%
Minnesota	3	483,938	1.9%	93.6%	3	483,938	1.9%	96.2%
South Carolina	6	377,072	1.5%	98.9%	6	377,072	1.5%	98.5%
Oregon	3	354,670	1.4%	95.1%	3	354,670	1.4%	96.0%
Kentucky	2	302,669	1.2%	94.7%	2	302,670	1.2%	94.8%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.1%	97.7%
Delaware	2	231,587	0.9%	91.1%	3	414,361	1.6%	83.9%
Indiana	3	218,769	0.9%	89.7%	3	218,769	0.9%	91.2%
Alabama	2	193,558	0.8%	83.2%	2	193,558	0.8%	83.5%
Massachusetts	1	185,279	0.7%	99.4%	1	185,279	0.7%	100.0%
Connecticut	1	179,860	0.7%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.6%	96.2%	2	156,482	0.6%	95.2%
Arizona	1	107,633	0.4%	97.0%	1	107,633	0.4%	98.1%
Nevada	1	99,064	0.4%	93.3%	1	99,064	0.4%	98.9%
Tennessee	1	86,065	0.3%	96.2%	1	86,065	0.3%	98.8%
Dist.of Columbia	2	39,647	0.2%	100.0%	2	39,646	0.2%	79.4%

Total	216	25,469,967	100.0%	95.2%	219	25,384,159	100.0%	95.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.7 billion.

The following table summarizes our four largest grocery tenants occupying the shopping centers at September 30, 2008:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	9.0%	5.8%
Publix	67	6.7%	4.1%
Safeway	65	5.7%	3.8%
Super Valu	35	3.2%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

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

In July 2008, Starbucks announced it would close approximately 600 of its stores. As of September 30, 2008, of the 98 Starbucks stores in our shopping centers, one store has closed and six stores are expected to close. The annual base rent on a pro-rata basis associated with these seven stores is approximately $305,000 or less than 1%. At this time, we are not aware of any other Starbucks stores in our shopping centers that are expected to close.

At September 30, 2008, we had leases with 109 video rental stores representing $7.9 million of annual base rent on a pro-rata basis. In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection and closed 15 of its 35 stores in our shopping centers. The annual base rent on a pro-rata basis associated with these 15 stores is approximately $991,000. Movie Gallery continues to operate 20 stores in our shopping centers with annual base rent on a pro-rata basis of approximately $2.1 million or less than 1%.

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

We account for profit recognition on sales of real estate in accordance with Statement 66. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (“SEC”), that these dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we sold to these DIK-JVs.

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

At September 30, 2008, we had investments in real estate partnerships of $387.0 million (as restated). The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2008 and December 31, 2007 (dollars in thousands):

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

Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment, and financing services. During the three months ended September 30, 2008 and 2007 we received fees from these co-investment partnerships of $7.7 million and $10.7 million, respectively. During the nine months ended September 30, 2008 and 2007 we received fees from these co-investment partnerships of $27.8 million and $24.4 million, respectively. Our investments in real estate partnerships as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
		(as restated)	(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$13,648	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	4,163	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	622	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,190	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,786	20,326
Cameron Village LLC (Cameron)	30.00%	19,539	20,364
RegCal, LLC (RegCal)	25.00%	15,079	17,113
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,175	36,565

Total		$387,009	401,906

Investments in real estate partnerships are reported net of deferred gains of $85.2 million and $69.5 million (both as restated) at September 30, 2008 and December 31, 2007, respectively. After applying the Restricted Gain Method, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $61.5 million and represents 1.5% of our total assets at September 30, 2008. At September 30, 2008, the Columbia co-investment partnerships had total assets of $751.3 million and net income of $9.2 million for the nine months ended. Our share of the co-investment partnerships’ total assets and net income was $162.4 million and $1.8 million, respectively, which represents 3.9% of our total assets and 1.8% of our net income available for common stockholders, respectively.

As of September 30, 2008, Columbia owned 14 shopping centers, had total assets of $320.9 million, and net income of $8.1 million for the nine months ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During the nine months ended 2008 and 2007, we did not sell any properties to Columbia. Since its inception in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million.

As of September 30, 2008, Columbia II owned 16 shopping centers, had total assets of $317.6 million, and net income of $1.0 million for the nine months ended. In September 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and we contributed $5.7 million for our proportionate share. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from us for a purchase price of $83.4 million, and as a result, we recognized gain of $9.1 million and deferred gain of $15.7 million (both as restated). As more thoroughly described in Note 2 to our accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.6 million. During 2007, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million (both as restated). During the nine months ended 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of September 30, 2008, Cameron owned one shopping center, had total assets of $112.8 million, and a net income of approximately $34,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million, and net income of $5.6 million for the nine months ended. Our share of RegCal’s total assets and net income was $39.8 million and $1.4 million, respectively, which represents 1.0% and 1.4% of our total assets and net income available for common stockholders, respectively. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During the nine months ended 2008 and 2007, we did not sell any properties to RegCal. Since its inception in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During the nine months ended 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships two in which we have an ownership interest of 25% (collectively “MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the five co-investment partnerships with MCW totals $245.3 million and represents 5.9% of our total assets at September 30, 2008. At September 30, 2008, the five co-investment partnerships had total assets of $3.5 billion and net income of $9.3 million. Our share of the co-investment partnerships’ total assets and net income was $830.3 million and $1.2 million, respectively, which represents 19.9% of our total assets and 1.1% of our net income available for common stockholders, respectively.

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During the nine months ended 2008 and 2007, we did not sell any properties to MCWR I. Since its inception in 2001, we have recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million.

As of September 30, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.4 million for the nine months ended. During the nine months ended 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During the period 2007 to 2008, we did not sell any properties to MCWR II. Since its inception in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, we earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since we achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us and amounted to $3.9 million.

As of September 30, 2008, MCWR III owned four shopping centers, had total assets of $67.6 million, and a net loss of approximately $207,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

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

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million, and net income of $432,918 for the nine months ended. Our share of the Fund’s total assets and net income was $76.1 million and $217,655, respectively, which represents 1.8% and less than 1% of our total assets and net income available for common stockholders, respectively. During the nine months ended 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and we contributed $18.7 million for our proportionate share of the purchase price. During September 2008, the Fund also acquired one property in development from us for a sales price of $74.5 million and we recognized a gain of $4.7 million after excluding our ownership interest. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

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

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on Unsecured credit facilities	$3,477	1,326	2,151
Interest on notes payable	30,623	30,441	182
Capitalized interest	(10,009)	(10,412)	403
Interest income	(1,408)	(840)	(568)

	$22,683	20,515	2,168

Interest expense increased during the three months ended by $2.2 million due to the increase in the outstanding balance under the Unsecured credit facilities and higher LIBOR rates.

Our equity in income (loss) of investments in real estate partnerships increased approximately $140,000 during the three months ended as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$731	729	2
Macquarie CountryWide Direct (MCWR I)	25.00%	179	154	25
Macquarie CountryWide-Regency II (MCWR II)	24.95%	57	(306)	363
Macquarie CountryWide-Regency III (MCWR III)	24.95%	118	29	89
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(315)	(231)	(84)
Columbia Regency Retail Partners (Columbia)	20.00%	561	632	(71)
Columbia Regency Partners II (Columbia II)	20.00%	(45)	174	(219)
Cameron Village LLC (Cameron)	30.00%	(21)	(7)	(14)
RegCal, LLC (RegCal)	25.00%	148	312	(164)
Regency Retail Partners (the Fund)	20.00%	46	(1)	47
Other investments in real estate partnerships	50.00%	358	192	166

Total		$1,817	1,677	140

Gains on the sale of real estate were $14.7 million (as restated) during the three months ended September 30, 2008 as compared to $5.5 million during the three months ended September 30, 2007.

The three months ended September 30, 2008 included gains of $13.9 million (net of the greater of our ownership interest or the gain deferral under the Restricted Gain Method described in our Critical Accounting Policies) from the sale of four properties in development to joint ventures for net proceeds of $110.5 million and $791,999 from the sale of one out-parcel for net proceeds of $1.8 million. The three months ended September 30, 2007 included gains of $1.1 million from the sale of six out-parcels for net proceeds of $15.8 million, $2.4 million from the sale of one property in development sold to a joint venture for net proceeds of $6.9 million, and the $1.9 million gain recognition of a contractual earn-out payment related to a property previously sold to a joint venture. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment. There were no property sales to DIK-JV’s in 2007.

During the three months ended September 30, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and a Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008.

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

Net income for common stockholders increased $6.9 million to $43.9 million (as restated) for the three months ended September 30, 2008 as compared with $37.0 million for the three months ended September 30, 2007 primarily related to higher gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $0.63 (as restated) for the three months ended September 30, 2008 as compared to $0.53 for the three months ended September 30, 2007 or 18.9% higher.

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

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on unsecured credit facilities	$9,728	7,642	2,086
Interest on notes payable	90,737	81,014	9,723
Capitalized interest	(28,847)	(26,071)	(2,776)
Interest income	(2,945)	(2,370)	(575)

	$68,673	60,215	8,458

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

Our equity in income (loss) of investments in real estate partnerships decreased approximately $671,000 during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$2,049	5,210	(3,161)
Macquarie CountryWide Direct (MCWR I)	25.00%	452	333	119
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(800)	(2,890)	2,090
Macquarie CountryWide-Regency III (MCWR III)	24.95%	146	41	105
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(685)	(231)	(454)
Columbia Regency Retail Partners (Columbia)	20.00%	1,668	1,766	(98)
Columbia Regency Partners II (Columbia II)	20.00%	123	205	(82)
Cameron Village LLC (Cameron)	30.00%	5	(30)	35
RegCal, LLC (RegCal)	25.00%	1,404	548	856
Regency Retail Partners (the Fund)	20.00%	218	204	14
Other investments in real estate partnerships	50.00%	994	1,089	(95)

Total		$5,574	6,245	(671)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains in 2007 from the sale of a shopping center sold by MCWR I.

Gains from the sale of real estate were $17.6 million (as restated) in 2008 as compared to $34.6 million in 2007. Included in 2008 gains are $13.9 million (net of the greater of our ownership interest or the gain deferral under the Restricted Gain Method described in our Critical Accounting Policies) from the sale of four properties in development to joint ventures for net proceeds of $110.5 million, $2.5 million from the sale of seven out-parcels for net proceeds of $34.5 million, a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. Included in 2007 gains are $6.0 million from the sale of 22 out-parcels for net proceeds of $50.2 million, $26.4 million from the sale of two properties in development to the Fund for net proceeds of $64.5 million, and a $2.2 million gain related to the partial sale of our interest in the Fund. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment. There were no property sales to
DIK-JVs in 2007.

During the nine months ended September 30, 2008, we established a provision for loss of approximately $1.8 million. During September, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and a Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008. During March, 2008, we established a provision for impairment loss of $716,000 on a parcel of land held for sale based upon a contract purchase price.

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

Net income for common stockholders for the nine months ended decreased $30.9 million to $102.5 million (as restated) in 2008 as compared with $133.4 million in 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per share was $1.46 (as restated) in 2008 as compared to $1.92 in 2007 or 24.0% lower.

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

As a result of the error correction and restatement described in Note 2 to the accompanying Notes to the Consolidated Financial Statements, the Company re-evaluated the effectiveness of internal controls related to accounting for gains on property sales to co-investment partnerships prior to the filing of this Form 10-Q/A. As part of the re-evaluation, we considered the internal controls necessary to effectively ensure that complex business transactions are properly accounted for under generally accepted accounting principles (GAAP). Relevant internal controls should ensure that:

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

After re-evaluating the design and operating effectiveness of the controls noted above, management has determined that we have effective internal controls to ensure that complex business transactions are properly accounted for under GAAP. Management has determined that the restatement as described in Note 2 does not indicate a material weakness in our internal control over financial reporting. Management has determined the restatement of quarterly financial information and cumulative balance sheet information was the result of a misinterpretation of relevant guidance in an area where clear guidance is not available and no consensus on accounting treatment has been established among accounting or industry experts. Therefore, the Company applied its judgment based on the best information available.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q/A to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Prior to filing the 2008 Form 10-K, the Company determined that it needed to restate the third quarter Form 10-Q due to a misinterpretation of relevant guidance, as described above. Thus, in connection with the preparation of the year-end financial statements, management updated its policies and procedures to implement the Restricted Gain Method as described in Note 1(b) to the accompanying Notes to the Consolidated Financial Statements. The Restricted Gain Method ensures maximum gain deferral on property sales to certain co-investment partnerships with distribution-in-kind provisions upon liquidation. The updated policies and procedures consist of controls over the calculation of gains in accordance with the Restricted Gain Method, ongoing monitoring of sales to DIK-JVs, and related end user computing controls. These changes in internal controls were in place prior to the filing of this Form 10-Q/A.

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

Date: April 17, 2009	REGENCY CENTERS CORPORATION

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer