Form 10-Q
period 2009-03-31
REGENCY CENTERS CORP
filed 2009-05-08
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 80,021,203 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(in thousands, except share data)

	2009	2008
	(unaudited)
Assets
Real estate investments at cost:
Land	$974,244	923,062
Buildings and improvements	2,038,474	1,974,093

	3,012,718	2,897,155
Less: accumulated depreciation	577,737	554,595

	2,434,981	2,342,560
Properties in development	1,077,984	1,078,885
Operating properties held for sale, net	56,913	66,447
Investments in real estate partnerships	368,313	383,408

Net real estate investments	3,938,191	3,871,300
Cash and cash equivalents	24,669	21,533
Notes receivable	36,928	31,438
Tenant receivables, net of allowance for uncollectible accounts of $1,627 and $1,593 at March 31, 2009 and December 31, 2008, respectively	76,529	84,096
Other receivables	19,700	19,700
Deferred costs, less accumulated amortization of $54,424 and $51,549 at March 31, 2009 and December 31, 2008, respectively	55,419	57,477
Acquired lease intangible assets, less accumulated amortization of $10,515 and $11,204 at March 31, 2009 and December 31, 2008, respectively	12,111	12,903
Other assets	44,927	43,928

Total assets	$4,208,474	4,142,375

Liabilities and Equity
Liabilities:
Notes payable	$1,892,679	1,837,904
Unsecured credit facilities	367,667	297,667
Accounts payable and other liabilities	113,607	141,395
Derivative instruments, at fair value	61,481	83,691
Acquired lease intangible liabilities, less accumulated accretion of $8,523 and $8,829 at March 31, 2009 and December 31, 2008, respectively	7,358	7,865
Tenants’ security and escrow deposits	11,324	11,571

Total liabilities	2,454,116	2,380,093

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at March 31, 2009 and December 31, 2008 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 75,682,133 and 75,634,881 shares issued at March 31, 2009 and December 31, 2008, respectively	756	756
Treasury stock at cost, 5,661,520 and 5,598,211 shares held at March 31, 2009 and December 31, 2008, respectively	(111,414)	(111,414)
Additional paid in capital	1,779,039	1,778,265
Accumulated other comprehensive loss	(68,585)	(90,975)
Distributions in excess of net income	(186,227)	(155,057)

Total stockholders’ equity	1,688,569	1,696,575

Noncontrolling interests:
Preferred units, aggregate redemption value of $50,000 at March 31, 2009 and December 31, 2008	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $12,440 and $21,865 at March 31, 2009 and December 31, 2008, respectively	8,556	8,569
Limited partners’ interest in consolidated partnerships	8,075	7,980

Total noncontrolling interests	65,789	65,707

Total equity	1,754,358	1,762,282

Total liabilities and equity	$4,208,474	4,142,375

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(in thousands, except per share data)

(unaudited)

	2009	2008
Revenues:
Minimum rent	$86,011	82,361
Percentage rent	700	800
Recoveries from tenants and other income	25,191	23,897
Management, acquisition, and other fees	7,756	8,447

Total revenues	119,658	115,505

Operating expenses:
Depreciation and amortization	28,083	24,546
Operating and maintenance	15,920	14,730
General and administrative	15,884	14,123
Real estate taxes	14,114	12,227
Other expenses	288	796

Total operating expenses	74,289	66,422

Other expense (income):
Interest expense, net of interest income of $906 and $880 in 2009 and 2008, respectively	26,518	22,538
Gain on sale of operating properties and properties in development	—	(2,934)
Provision for impairment	—	716

Total other expense (income)	26,518	20,320

Income before equity in income of investments in real estate partnerships	18,851	28,763
Equity in income of investments in real estate partnerships	1,902	2,635

Income from continuing operations	20,753	31,398
Discontinued operations, net:
Operating income from discontinued operations	1,074	1,641
Gain on sale of operating properties and properties in development	3,886	—

Income from discontinued operations	4,960	1,641

Net income	25,713	33,039
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	(164)	(213)
Limited partners’ interest in consolidated partnerships	(136)	(257)

Net income attributable to noncontrolling interests	(1,231)	(1,401)

Net income attributable to controlling interests	24,482	31,638
Preferred stock dividends	(4,919)	(4,919)

Net income attributable to common stockholders	$19,563	26,719

Income per common share - basic:
Continuing operations	$0.21	0.36
Discontinued operations	0.07	0.02

Net income attributable to common stockholders per share	$0.28	0.38

Income per common share - diluted:
Continuing operations	$0.21	0.36
Discontinued operations	0.07	0.02

Net income attributable to common stockholders per share	$0.28	0.38

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2009

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$275,000	756	(111,414)	1,778,265	(90,975)	(155,057)	1,696,575	49,158	8,569	7,980	65,707	1,762,282
Comprehensive Income:
Net income	—	—	—	—	—	24,482	24,482	931	164	136	1,231	25,713
Amortization of loss on derivative instruments	—	—	—	—	327	—	327	—	—	—	—	327
Change in fair value of derivative instruments	—	—	—	—	22,063	—	22,063	—	147	—	147	22,210

Total comprehensive income							46,872				1,378	48,250
Restricted stock issued, net of amortization	—	—	—	1,445	—	—	1,445	—	—	—	—	1,445
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,325)	—	—	(2,325)	—	—	—	—	(2,325)
Common stock issued for dividend reinvestment plan	—	—	—	1,100	—	—	1,100	—	—	—	—	1,100
Tax benefit for issuance of stock options	—	—	—	554	—	—	554	—	—	—	—	554
Contributions from partners	—	—	—	—	—	—	—	—	—	80	80	80
Distributions to partners	—	—	—	—	—	—	—	—	—	(121)	(121)	(121)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(4,919)	(4,919)	(931)	—	—	(931)	(5,850)
Common stock/unit ($.725 per share)	—	—	—	—	—	(50,733)	(50,733)	—	(324)	—	(324)	(51,057)

Balance at March 31, 2009	$275,000	756	(111,414)	1,779,039	(68,585)	(186,227)	1,688,569	49,158	8,556	8,075	65,789	1,754,358

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Cash flows from operating activities:
Net income attributable to controlling interests	$24,482	31,638
Adjustments to reconcile net income attributable to controlling interests to net cash provided by operating activities:
Depreciation and amortization	28,083	25,522
Deferred loan cost and debt premium amortization	1,122	980
Above and below market lease intangibles amortization and accretion	(481)	(548)
Stock-based compensation, net of capitalization	1,037	3,549
Noncontrolling interest of preferred units	931	931
Noncontrolling interest of exchangeable operating partnership units	164	213
Noncontrolling interest of limited partners’ interest in consolidated partnerships	136	257
Equity in income of investments in real estate partnerships	(1,902)	(2,635)
Net gain on sale of properties	(3,886)	(2,934)
Provision for impairment	—	716
Distribution of earnings from operations of investments in real estate partnerships	9,053	9,908
Changes in assets and liabilities:
Tenant receivables	7,546	8,002
Deferred leasing costs	(883)	(1,584)
Other assets	(2,332)	(3,965)
Accounts payable and other liabilities	(23,337)	(30,205)
Tenants’ security and escrow deposits	60	339

Net cash provided by operating activities	39,793	40,184

Cash flows from investing activities:
Development of real estate including acquisition of land	(46,093)	(107,108)
Proceeds from sale of real estate investments	6,512	26,878
Collection of notes receivable	3,450	12,129
Investments in real estate partnerships	(12,178)	(7,572)
Distributions received from investments in real estate partnerships	1,920	2,324

Net cash used in investing activities	(46,389)	(73,349)

Cash flows from financing activities:
Net proceeds from common stock issuance	2	799
Distributions to limited partners in consolidated partnerships, net	(112)	(386)
Distributions to exchangeable operating partnership unit holders	(324)	(344)
Distributions to preferred unit holders	(931)	(931)
Dividends paid to common stockholders	(49,633)	(49,448)
Dividends paid to preferred stockholders	(4,919)	(4,919)
Proceeds from unsecured credit facilities, net	70,000	101,667
Repayment of notes payable	(3,029)	(50)
Scheduled principal payments	(1,322)	(1,115)
Payment of loan costs	—	(1,564)

Net cash provided by financing activities	9,732	43,709

Net increase in cash and cash equivalents	3,136	10,544
Cash and cash equivalents at beginning of the period	21,533	18,668

Cash and cash equivalents at end of the period	$24,669	29,212

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,359 and $9,387 in 2009 and 2008, respectively)	$33,688	30,005

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	232

Real estate received through distribution in kind	$80,163	—

Mortgage loans assumed through distribution in kind	$59,061	—

Notes receivable taken in connection with sales of properties in development	$8,940	—

Change in fair value of derivative instruments	$22,210	(9,685)

Common stock issued for dividend reinvestment plan	$1,100	1,004

Stock-based compensation capitalized	$495	2,021

Contributions to limited partners in consolidated partnerships, net	$71	72

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At March 31, 2009, the Partnership directly owned 226 retail shopping centers and held partial interests in an additional 187 retail shopping centers through investments in real estate partnerships (also referred to as co-investment partnerships or joint ventures).

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Partnership, its wholly owned subsidiaries, and consolidated partnerships in which the Company has a controlling ownership interest. All significant inter-company balances and transactions are eliminated in the consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors. At March 31, 2009, the Company owned approximately 99% or 70,020,613 Partnership Units of the total 70,488,824 Partnership Units outstanding.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited common Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

Noncontrolling Interests

The Company consolidates all entities in which it holds a controlling financial interest in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. 51, as amended, “Consolidated Financial Statements” (“ARB 51”). A controlling financial interest is typically attributable to the entity with a majority voting interest per ARB 51. However, investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The Company has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities as defined in FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company also became the managing member, responsible for the day-to-day operations of the partnerships. The Company evaluated its investment in each partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation under Emerging Issues Task Force (“EITF”) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”), effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS 160 effective January 1, 2009. Per Statement 160, noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under Statement 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from stockholders’ equity. On the consolidated statements of operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income, including both the amounts attributable to the Company and noncontrolling interests.

The consolidated financial statements of the Company include the following ownership interests held by owners other than the Company: the preferred units in the Partnership held by third parties (“Preferred units”), the common units in the Partnership held by third parties (“Exchangeable operating partnership units”), and the minority-owned interest held by third parties in consolidated partnerships (“Limited partners’ interest in consolidated partnerships”). The Company has included all noncontrolling interests in permanent equity, separate from the Company’s stockholders’ equity, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statement of Equity and Comprehensive Income (Loss).

EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), requires securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, be classified as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company has evaluated the conditions as specified in paragraphs 12 to 32 of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) as it relates to preferred units or exchangeable operating partnership units outstanding and concluded that the Company has the right to satisfy the redemption requirements of the units by delivering unregistered preferred or common stock. Therefore, the guidance in EITF Topic D-98 does not apply to such units. Each outstanding preferred unit and exchangeable operating partnership unit is exchangeable for one share of preferred stock or common stock, respectively, and the unit holder cannot require redemption in cash or other assets. Limited partners’ interest in consolidated partnerships are not redeemable by the holders.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily relating to straight-

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

line rents, the collection of these amounts extends beyond one year. Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance, and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

The Company sells shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by its partners. The Company accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not recorded as discontinued operations because the Company continues to manage these shopping centers.

Four of the Company’s joint ventures (“DIK-JV”) give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the partnership equal to their respective ownership interests, which could include properties the Company sold to the partnership. The liquidation provisions would require that all of the properties owned by the partnership be appraised to determine their

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

respective and collective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Company having the right to choose the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

The Company has concluded that these DIK dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that the Company has sold to these partnerships, limiting the Company’s recognition of gain related to the partial sale. This more restrictive method of gain recognition (“Restricted Gain Method”) considers the Company’s potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. The Company has applied the Restricted Gain Method to partial sales of property to partnerships that contain unilateral DIK provisions.

Under current guidance, (Statement 66, paragraph 25), profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. The Company has concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, the Company considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Company performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equal to its capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties in a DIK liquidation that would otherwise have generated the highest gain to the Company when originally sold to the DIK-JV. The deferred gain to be recorded upon the sale of a property to a DIK-JV is calculated whenever a property is sold to the DIK-JV by the Company. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon actual dissolution is recorded at the Company’s historical cost investment in the DIK-JV on the date of dissolution, reduced by the deferred gain.

The Company has been engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such ventures’ shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed,

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, the Company had capitalized pre-development costs of $7.2 million and $7.7 million, respectively, of which approximately $1.0 million and $2.3 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2009 and 2008, the Company expensed pre-development costs of approximately $150,000 and $374,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

141, “Business Combinations” (“Statement 141”) as amended by SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”) and adopted by the Company in January 2009. Statement 141(R) provide guidance on the allocation of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building, and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable, as required by Statement 142 as amended by FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) and adopted by the Company in January 2009. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. If a tenant exercises an option to renew a lease as per the lease agreement, the Company capitalizes any related leasing commissions and recognizes any related option fees as agreed upon. The Company does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Company’s existing relationships.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. To evaluate the Company’s investment in real estate partnerships, the Company calculates the fair value of the investment by discounting estimated future cash flows over the expected term of the investment.

(d)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At March 31, 2009 and December 31, 2008, $6.3 million and $8.7 million, respectively, of cash was restricted through escrow agreements required for a development and certain mortgage loans.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned in interest expense, net in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest income. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (“Statement 114”) as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (“Statement 118”) which is based on observable market prices. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records an allowance for credit loss. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $45.4 million and $46.8 million at March 31, 2009 and December 31, 2008, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.0 million and $10.7 million at March 31, 2009 and December 31, 2008, respectively.

(g)	Derivative Financial Instruments

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“Statement 161”), amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company accounts for all derivative financial instruments in accordance with Statement 133 as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 133 requires that all derivative

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Statement 133.

The Company’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. Statement 133 requires that the gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

In assessing the valuation of the hedges, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

(h)	Income Taxes

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences. See Note 7 for further discussion.

The Company accounts for uncertainties in income tax law in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2005 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(i)	Earnings per Share and Treasury Stock

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per share of common stock is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the conversion of obligations and the assumed exercises of securities including the effects of shares issuable under the Company’s share-based payment arrangements, if dilutive. On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1 (FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) and concluded that the dividends paid on the Company’s share-based payment transactions are not participating securities as they are forfeitable. See Note 13 for the calculation of earnings per share (“EPS”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as treasury stock in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss). Regency’s outstanding shares do not include treasury shares.

(j)	Stock-Based Compensation

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

March 31, 2009

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

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers, through acquisitions or new developments, which management believes will meet its expected rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to sell all or a portion of a development upon completion. The Company’s revenue and net income are generated from the operation of its investment portfolio. The Company also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for noncontrolling interests in consolidated entities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”) which requires companies having consolidated entities with specified termination dates to treat owners’ noncontrolling interests in such entities in an amount based on the fair value. See Note 10 for further discussion.

(m)	Assets and Liabilities Measured at Fair Value

The Company accounts for assets and liabilities measured at fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

In January 2009, the Company adopted FSP FAS 157-2 which requires entities to measure nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, to be remeasured at fair value in subsequent periods. Upon adoption, the Company did not have any such nonfinancial assets or nonfinancial liabilities that required remeasurement at fair value as of March 31, 2009.

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

(n)	Recent Accounting Pronouncements

There have not been any new accounting pronouncements issued that are applicable to the Company. For those recent accounting pronouncements that have been adopted by the Company effective January 1, 2009, refer to Notes 1(a) to 1(m) above.

(o)	Reclassifications

Certain reclassifications have been made to the 2008 amounts to conform to classifications adopted in 2009.

2.	Real Estate Investments

During 2009, the Company did not have any acquisition activity, other than through the distribution-in-kind of properties from one of its investments in real estate partnerships as described in Note 4.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

3.	Discontinued Operations

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

During 2009, the Company sold 100% of its ownership interest in one property in development for proceeds of $4.9 million, net of a note receivable taken by the Company of $8.9 million. The combined operating income and gain on the sale of this property and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $1.8 million and $4.1 million, for the three months ended March 31, 2009 and 2008, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS, and are summarized as follows for the three months ended March 31, 2009 and 2008 respectively (in thousands):

	2009		2008
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$1,074	3,886	1,641	—
Less: Income taxes	—	—	—	—

Discontinued operations, net	$1,074	3,886	1,641	—

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $368.3 million and $383.4 million at March 31, 2009 and December 31, 2008, respectively. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Net losses, if any, are primarily related to depreciation and amortization expense, but the partnerships produce positive cash flows from operations. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference between the carrying amount of these investments and the underlying equity in net assets was $49.1 million and $77.3 million at March 31, 2009 and December 31, 2008, respectively. For non-DIK-JV’s, the net difference is accreted to income over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, whereas for DIK-JV’s, the net difference is recognized at liquidation.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

Investments in real estate partnerships are primarily composed of co-investment partnerships where the Company invests with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these partnerships, the Company receives market-based fees for asset management, property management, leasing, investment, and financing services. During the three months ended March 31, 2009 and 2008, the Company received fees from these co-investment partnerships of $7.8 million and $8.4 million, respectively.

Investments in real estate partnerships as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$4,312	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II)	24.95%	195,041	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	532	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	21,154	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	29,564	29,704
Columbia Regency Partners II (Columbia II)	20.00%	12,230	12,858
Cameron Village LLC (Cameron)	30.00%	19,176	19,479
RegCal, LLC (RegCal)	25.00%	13,454	13,766
Regency Retail Partners (the Fund)	20.00%	23,423	23,838
Other investments in real estate partnerships	50.00%	49,427	48,717

Total		$368,313	383,408

Investments in real estate partnerships are reported net of deferred gains of $62.4 million and $88.3 million at March 31, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each investment partnership are described below.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in the three co-investment partnerships with OPERF totals $61.0 million and represents 1.4% of the Company’s total assets at March 31, 2009. At March 31, 2009, the OPERF co-investment partnerships had total assets of $757.8 million and net income of $2.2 million for the three months ended and the Company’s share of their total assets and net income was $163.6 million and approximately $431,000, respectively.

As of March 31, 2009, Columbia I owned 14 shopping centers, had total assets of $324.6 million, and net income of $2.3 million for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia I. During 2009, the Company did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gain of $4.3 million. In December 2008, the Company earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s outperformance of the cumulative NCREIF index since the inception of the partnership and a cumulative hurdle rate as outlined in the partnership agreement. At March 31, 2009 and December 31, 2008, the Portfolio Incentive Return Fee was reflected in other receivables and the Company collected the receivable in full in April 2009.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

As of March 31, 2009, Columbia II owned 16 shopping centers, had total assets of $321.8 million, and net income of approximately $90,000 for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia II. During 2009, the Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of March 31, 2009, Cameron owned one shopping center, had total assets of $111.4 million, and a net loss of approximately $121,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to Cameron.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of March 31, 2009, RegCal owned seven shopping centers, had total assets of $156.9 million, and net income of approximately $426,000 for the three months ended and the Company’s share of its total assets and net income was $39.2 million and approximately $107,000, respectively. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to RegCal. During 2009, the Company did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four co-investment partnerships, one in which the Company has an ownership interest of 25% (“MCWR I”), two in which the Company has an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with MCW totals $221.0 million and represents 5.3% of the Company’s total assets at March 31, 2009. At March 31, 2009, the MCW co-investment partnerships had total assets of $3.0 billion and net income of $2.9 million and the Company’s share of their total assets and net income was $710.1 million and approximately $770,000, respectively.

As of March 31, 2009, MCWR I owned 14 shopping centers, had total assets of $163.3 million, and net income of $3.9 million for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain the Company recognizes on property sales to MCWR I. During 2009, the Company did not sell any properties to MCWR I. Since the inception of MCWR I in 2001, the Company has recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. The Company is in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. The three properties which the Company received as of March 31, 2009 through the DIK had a fair value of $92.1 million, net of debt, and were

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

recorded at the net carrying value of the Company’s equity investment of $21.1 million, net of deferred gain of $25.7 million. The dissolution is expected to be completed by the end of 2009 subject to required lender consents for ownership transfer and the Company will receive three additional properties. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of March 31, 2009, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and a net loss of approximately $315,000 for the three months ended. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR II beginning January 1, 2010. During 2009, the Company did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, the Company has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

As of March 31, 2009, MCWR III owned four shopping centers, had total assets of $66.4 million, and a net loss of approximately $8,000 for the three months ended. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR III beginning January 1, 2010. During 2009, the Company did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of March 31, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $391.4 million and recorded a net loss of approximately $625,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to MCWR-DESCO.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of March 31, 2009, the Fund owned nine shopping centers, had total assets of $378.4 million, and recorded a net loss of $819,000 for the three months ended and the Company’s share of its total assets and net loss was $75.6 million and approximately $110,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2009, the Company did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gain of $71.6 million on partial sales to the Fund and deferred gain of $17.9 million.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

	March 31, 2009	December 31, 2008
Investment in real estate, net	$4,078,229	4,518,783
Acquired lease intangible assets, net	156,996	186,141
Other assets	162,947	157,806

Total assets	$4,398,172	4,862,730

Notes payable	$2,514,911	2,792,450
Acquired lease intangible liabilities, net	92,229	97,146
Other liabilities	78,594	83,814
Members’ or Partners’ capital	1,712,438	1,889,320

Total liabilities and capital	$4,398,172	4,862,730

Investments in real estate partnerships had notes payable of $2.5 billion and $2.8 billion as of March 31, 2009 and December 31, 2008, respectively, and the Company’s proportionate share of these loans was $594.7 million and $664.1 million, respectively. The Company does not guarantee these loans except for two loans totaling $35.3 million related to its 50% investment interest in two single asset investments in real estate partnerships where the loan agreements contain “several” guarantees from each partner.

As of March 31, 2009, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2009	$3,003	107,120	12,848	122,971	23,089
2010	3,950	645,223	26,605	675,778	167,843
2011	3,624	462,916	—	466,540	115,396
2012	4,371	377,907	—	382,278	83,595
2013	4,153	32,447	—	36,600	8,985
Beyond 5 Years	32,905	791,249	—	824,154	194,461
Unamortized debt premiums, net	—	6,590	—	6,590	1,293

Total	$52,006	2,423,452	39,453	2,514,911	594,662

The revenues and expenses for the investments in real estate partnerships on a combined basis for the three months ended March 31, 2009 and 2008, respectively, are summarized as follows (in thousands):

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

	For the three months ended March 31,
	2009	2008
Total revenues	$109,839	122,740

Operating expenses:
Depreciation and amortization	40,727	46,073
Operating and maintenance	16,878	17,939
General and administrative	1,614	2,188
Real estate taxes	15,489	15,550

Total operating expenses	74,708	81,750

Other expense (income):
Interest expense, net	33,452	36,240
Gain on sale of real estate	(6,432)	(4,389)
Other income	35	35

Total other expense (income)	27,055	31,886

Net income	$8,076	9,104

5.	Notes Receivable

The Company had notes receivable outstanding of $36.9 million and $31.4 million at March 31, 2009 and December 31, 2008, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $12.1 million and $12.9 million at March 31, 2009 and December 31, 2008, respectively, of which $11.7 million and $12.5 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 6.1 years and the aggregate amortization expense recorded for these in-place leases was approximately $766,000 and $982,000 for the three months ended March 31, 2009 and 2008, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $416,000 and $442,000 at March 31, 2009 and December 31, 2008, respectively. The remaining weighted average amortization period was 4.2 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $26,000 and $29,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company had acquired lease intangible liabilities, net of accretion, of $7.4 million and $7.9 million as of March 31, 2009 and December 31, 2008, respectively. The remaining weighted average accretion period is 4.7 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was approximately $507,000 and $577,000 for the three months ended March 31, 2009 and 2008, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

7.	Income Taxes

Income tax (benefit) expense is included in other expenses in the accompanying Consolidated Statements of Operations and during the three months ended March 31, 2009 and 2008, the Company recorded an income tax benefit of approximately $190,000 and income tax expense of approximately $72,000, respectively.

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2006 and 2007 which should be complete by June 2009. The IRS has not proposed any significant adjustments to the open tax years under audit.

8.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt at March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$289,870	235,150
Variable rate mortgage loans	5,089	5,130
Fixed rate unsecured loans	1,597,720	1,597,624

Total notes payable	1,892,679	1,837,904
Unsecured credit facilities	367,667	297,667

Total	$2,260,346	2,135,571

During the three months ended March 31, 2009 and as a result of the in-process liquidation of MCWR I which began on January 14, 2009, the Company assumed mortgage loans of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On March 5, 2008, the Company entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Company with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at the Company’s discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 2.36% and 3.30% at March 31, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The balance on the Term Facility was $227.7 million at March 31, 2009 and December 31, 2008.

The Company has a Line commitment (“the Line”) of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term maturing in February 2011 with a one-year extension at the Company’s option and a current interest rate of LIBOR plus 40 basis points subject to maintaining corporate credit and senior unsecured ratings at BBB+. Contractual interest rates were .96% and 1.34% at March 31, 2009 and December 31, 2008, respectively, based on LIBOR plus 40 basis points, respectively. The balance on the Line was $140.0 million and $70.0 million at March 31, 2009 and December 31, 2008, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), the Company has $941.5 million of total capacity and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

to comply with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2009, the Company is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.32%. As of March 31, 2009, the Company had one variable rate mortgage loan in the amount of $5.1 million with an interest rate equal to LIBOR plus 100 basis points maturing on May 1, 2009. The Company has a commitment for a three-year extension and is currently negotiating new loan terms with the existing lender.

As of March 31, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	3,912	5,089	50,000	59,001
2010	5,393	17,043	160,000	182,436
2011	5,291	11,276	607,667	624,234
2012	5,609	—	250,000	255,609
2013	5,536	16,353	—	21,889
Beyond 5 Years	13,080	207,127	900,000	1,120,207
Unamortized debt discounts, net	—	(751)	(2,279)	(3,030)

Total	$38,821	256,137	1,965,388	2,260,346

(a)	Includes unsecured public debt and Unsecured credit facilities

9.	Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives will be amortized over the original terms of the hedged loans and recognized directly in earnings as interest expense. During the three months ended March 31, 2009 and 2008, the Company had no hedge ineffectiveness that was recognized in earnings.

Realized losses associated with the interest rate swaps settled in 2004 and 2005 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive loss in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss). Unrealized gains or losses will not be amortized until such time that the probable debt issuances are completed as long as the interest rate swaps continue to qualify for hedge accounting.

The tables below represent the effect of the derivative financial instruments on the accompanying Consolidated Statements of Operations (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	March 31,			March 31,
	2009	2008		2009	2008
Interest rate products	$327	327	Interest expense	$327	327

The unamortized balance of the settled interest rate swaps at March 31, 2009 and December 31, 2008 was $7.4 million and $7.8 million, respectively.

As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(16,778)
100,000	5.415%	09/15/20	(13,925)
98,350	5.399%	01/15/20	(16,802)
100,000	5.415%	09/15/20	(13,976)

$396,700			$(61,481)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in thousands):

Derivatives designated as hedging instruments under Statement 133:	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Derivative instruments	(61,481)	Derivative instruments	(83,691)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For $196.7 million of the interest rate swaps, the Company continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. On April 13, 2009, the Company received a mortgage loan commitment of $106.0 million with an interest rate of 7.75% and a ten-year term which is expected to close on or before July 9, 2009. On April 16, 2009, the Company paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt. For $200.0 million of the Swaps, the Company continues to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The Company continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Company’s current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Company expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new issuances are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.0 million in addition to the impact of the annual amortization that would be incurred as a result of settling the respective interest rate swaps.

10.	Fair Value Measurements

Derivative Financial Instruments

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

As of March 31, 2009 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(61,481)	—	(75,388)	13,907

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated financial statements.

Notes Payable

The carrying value of the Company’s variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit markets, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used by the Company, the fair value of notes payable and the Unsecured credit facilities was approximately $1.5 billion and $1.3 billion at March 31, 2009 and December 31, 2008.

Noncontrolling Interests

As of March 31, 2009 and December 31, 2008, the Company had 468,211 exchangeable operating partnerships (“OP”) Units outstanding. The redemption value of the exchangeable OP Units is based on the closing market price of Regency’s common stock, which was $26.57 and

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

$46.70 per share as of March 31, 2009 and December 31, 2008, respectively, and the aggregate redemption value was $12.4 million and $21.9 million, respectively.

At March 31, 2009, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.6 million and $9.5 million at March 31, 2009 and December 31, 2008, respectively. Their related carrying value was $6.4 million and $6.3 million as of March 31, 2009 and December 31, 2008, respectively, which is included within noncontrolling interests of limited partners’ interest in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Noncontrolling Interest of Preferred Units

At March 31, 2009 and December 31, 2008, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of March 31, 2009 and December 31, 2008 are summarized as follows:

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

one share. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of March 31, 2009 and December 31, 2008, the Company had 468,211 redeemable OP Units outstanding. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At March 31, 2009 and December 31, 2008, the Company’s noncontrolling interest in these consolidated partnerships was $8.1 million and $8.0 million, respectively.

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 as follows, the components of which are further described below (in thousands):

	2009	2008
Restricted stock	$1,445	5,218
Stock options	—	247
Directors’ fees paid in common stock	87	105

Total	$1,532	5,570

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During 2009, compensation expense declined as a result of the Company reducing estimated payout amounts related to incentive compensation tied directly to Company performance. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended March 31, 2009 and 2008, compensation expense of approximately $495,000 and $2.0 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At March 31, 2009, there were approximately 1.9 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during 2009.

The following table reports stock option activity during the three months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2008	574,027	$51.24
Less: Forfeited	3,976	51.36

Outstanding - March 31, 2009	570,051	$51.24	4.6	(14,060)

Vested and expected to vest - March 31, 2009	570,051	$51.24	4.6	(14,060)

Exercisable - March 31, 2009	563,375	$50.78	4.6	(13,637)

There were no stock options exercised in the three months ended March 31, 2009. As of March 31, 2009, there was approximately $88,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan all of which is expected to be recognized in 2009. The Company issues new shares to fulfill option exercises from its authorized shares available.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

The following table presents information regarding non-vested option activity during the year ended March 31, 2009:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	180,020	$6.04
Less: Forfeited	3,976	5.90
Less: 2009 Vesting	169,368	5.96

Non-vested at March 31, 2009	6,676	$8.78

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

The following table reports non-vested restricted stock activity during the three months ended March 31, 2009:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2008	508,773
Add: Granted	250,786		$39.16
Less: Vested and Distributed	256,000		$38.10

Non-vested at March 31, 2009	503,559	$13,380

As of March 31, 2009, there was $22.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in additional paid in capital of the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

13.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively (in thousands except per share data):

	2009	2008
Numerator:
Income from continuing operations	$20,753	31,398
Discontinued operations	4,960	1,641

Net income	25,713	33,039
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	1,231	1,401

Net income attributable to common stockholders	19,563	26,719
Less: Dividends paid on unvested restricted stock	325	422

Net income attributable to common stockholders - basic and diluted	$19,238	26,297

Denominator:
Weighted average common shares outstanding for basic EPS	69,670	69,317
Incremental shares to be issued under common stock options	—	93

Weighted average common shares outstanding for diluted EPS	69,670	69,410

Income per common share – basic
Income from continuing operations	$0.21	0.36
Discontinued operations	0.07	0.02

Net income attributable to common stockholders per share	$0.28	0.38

Income per common share – diluted
Income from continuing operations	$0.21	0.36
Discontinued operations	0.07	0.02

Net income attributable to common stockholders per share	$0.28	0.38

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

14.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $2.8 million, all of which has been reserved in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

15.	Restructuring Charges

In March 2009, the Company announced an additional restructuring plan designed to align employee headcount with the Company’s projected workload. As a result, the Company recorded restructuring charges of $2.2 million for employee severance and benefits related to the second employee reduction in force phase which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2009. The restructuring charges included severance benefits for 44 employees with no future service requirement and will be funded by June 2009 using cash from operations. The charges for the three months ended March 31, 2009 associated with the restructuring program are as follows (in thousands):

	Total Restructuring Charge	Payments through March 31, 2009	Accrual at March 31, 2009	Due within 12 months
Severance	$1,913	1,280	633	633
Health insurance	148	148	—	—
Placement services	178	160	18	18

Total	$2,239	1,588	651	651

Regency Centers Corporation

Notes to Consolidated Financial Statements

March 31, 2009

16.	Subsequent Events

On April 24, 2009, the Company completed a public offering of 10.0 million common shares at $32.50 per share resulting in net proceeds of $311.2 million. The funds were used to pay-off the balance of the Line, which had a balance of $180.0 million, and the remaining amount of approximately $130.0 million was deposited in the Company’s cash accounts to be used for future general working capital needs including repayment of maturing debt, investments in real estate partnership capital calls to the extent required based on the Company’s respective ownership interest in such partnership, and costs to complete in-process development projects.

On April 13, 2009, the Company received a mortgage loan commitment of $106.0 million with an interest rate of 7.75% and a ten-year term which is expected to close on or before July 9, 2009. On April 16, 2009, the Company paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt.

As described in Note 4, the Performance Incentive Return Fee of $19.7 million was collected in full on April 17, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

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

At March 31, 2009, we directly owned 226 shopping centers (the “Consolidated Properties”) located in 24 states representing 24.5 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.1 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 187 shopping centers (the “Unconsolidated Properties”) located in 26 states and the District of Columbia representing 22.3 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $368.3 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 413 shopping centers located in 29 states and the District of Columbia and contains 46.8 million square feet of GLA.

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

In the near term, reduced new store openings amongst retailers is resulting in reduced demand for new retail space and is causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we are significantly reducing our development program by reducing the number of new projects started, phasing existing developments that lack retail demand, and reducing related general and administrative expense. Although our development program will continue to be a significant part of our long term business strategy, new development projects will always be rigorously evaluated in regard to availability of capital, visibility of tenant demand to achieve 95% occupancy, and sufficient investment returns.

We intend to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding capital strategy to fund our growth. The culling of non-strategic assets and our industry-leading co-investment partnership program are integral components of this strategy. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to third parties upon completion. These sales proceeds are re-deployed into new, high-quality developments and acquisitions that are expected to generate sustainable revenue growth and attractive returns. To the extent that we are unable to execute our capital recycling program to generate adequate sources of capital, we will significantly reduce and even stop new investment activity until there is adequate visibility to and reliability of sources of capital for Regency.

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

The current lack of liquidity in the capital markets is having a corresponding effect on new investment activity in our co-investment partnerships. Our co-investment partnerships have significant levels of debt, 66.3% of which will mature through 2012, and are subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. While we have been successful refinancing maturing loans, the longer-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear. While we believe that our partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the constrained capital markets will not inhibit their ability to access capital and meet their future funding requirements. The impact to Regency of a co-investment partner defaulting on their share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	March 31, 2009	December 31, 2008
Number of Properties (a)	413	440
Number of Properties (b)	226	224
Number of Properties (c)	187	216
Properties in Development (a)	45	45
Properties in Development (b)	44	44
Properties in Development (c)	1	1
Gross Leasable Area (a)	46,786,906	49,644,545
Gross Leasable Area (b)	24,481,165	24,176,536
Gross Leasable Area (c)	22,305,741	25,468,009
Percent Leased (a)	91.8%	92.3%
Percent Leased (b)	90.0%	90.2%
Percent Leased (c)	93.8%	94.3%

(a)	Combined Basis

(b)	Consolidated Properties

(c)	Unconsolidated Properties

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	March 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	73	9,224,423	19.7%	91.4%	76	9,597,194	19.3%	91.9%
Florida	55	5,554,848	11.9%	93.5%	60	6,050,697	12.2%	93.9%
Texas	36	4,403,998	9.4%	90.1%	36	4,404,025	8.9%	90.5%
Virginia	29	3,735,926	8.0%	95.2%	30	3,799,919	7.6%	95.6%
Illinois	23	2,773,048	5.9%	89.0%	24	2,901,919	5.8%	90.0%
Ohio	16	2,522,447	5.5%	86.6%	17	2,631,530	5.3%	86.7%
Missouri	23	2,265,422	4.8%	96.8%	23	2,265,422	4.6%	96.8%
Colorado	20	2,047,458	4.4%	89.9%	22	2,285,926	4.6%	91.4%
Georgia	24	2,044,724	4.4%	92.2%	30	2,648,555	5.3%	92.7%
North Carolina	14	2,027,939	4.3%	90.6%	15	2,107,442	4.2%	91.9%
Maryland	16	1,873,759	4.0%	93.6%	16	1,873,759	3.8%	94.0%
Pennsylvania	12	1,420,725	3.0%	90.7%	12	1,441,791	2.9%	90.1%
Washington	11	1,038,568	2.2%	96.1%	13	1,255,836	2.5%	97.0%
Oregon	10	976,678	2.1%	97.1%	11	1,087,738	2.2%	97.1%
Tennessee	8	570,235	1.2%	91.4%	8	574,114	1.2%	92.0%
Massachusetts	3	561,186	1.2%	93.4%	3	561,186	1.1%	93.4%
Nevada	3	531,068	1.1%	81.2%	3	528,368	1.1%	83.4%
Arizona	4	496,073	1.1%	89.1%	4	496,073	1.0%	94.3%
Minnesota	3	483,938	1.0%	96.5%	3	483,938	1.0%	92.9%
Delaware	4	472,005	1.0%	94.0%	4	472,005	0.9%	95.2%
South Carolina	7	414,607	0.9%	96.3%	8	451,494	0.9%	96.7%
Indiana	6	273,257	0.6%	80.3%	6	273,279	0.6%	76.4%
Wisconsin	2	269,128	0.6%	97.7%	2	269,128	0.5%	97.7%
Alabama	2	203,207	0.4%	71.0%	3	278,299	0.6%	78.3%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.2%	2	156,482	0.3%	96.2%
Michigan	2	118,273	0.3%	83.7%	2	118,273	0.2%	84.9%
New Hampshire	1	84,793	0.2%	79.0%	1	84,793	0.2%	80.4%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,184	—	51.7%	3	325,853	0.7%	90.2%

Total	413	46,786,906	100.0%	91.8%	440	49,644,545	100.0%	92.3%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $295.0 million and $2.5 billion, respectively.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	March 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	48	5,980,902	24.4%	90.3%	46	5,668,350	23.5%	89.7%
Florida	41	4,189,136	17.1%	93.6%	41	4,198,414	17.4%	94.4%
Texas	28	3,371,353	13.8%	89.3%	28	3,371,380	13.9%	89.9%
Ohio	14	1,985,374	8.1%	85.4%	14	1,985,392	8.2%	85.3%
Georgia	17	1,507,612	6.2%	91.3%	16	1,409,622	5.8%	92.0%
Colorado	14	1,130,771	4.6%	85.7%	14	1,130,771	4.7%	86.2%
Virginia	7	958,497	3.9%	91.3%	7	958,825	4.0%	90.8%
North Carolina	9	951,177	3.9%	94.1%	9	951,177	3.9%	94.6%
Oregon	8	735,526	3.0%	97.7%	8	733,068	3.0%	98.4%
Tennessee	7	484,170	2.0%	90.6%	7	488,049	2.0%	91.2%
Washington	6	461,127	1.9%	93.8%	7	538,155	2.2%	95.9%
Nevada	2	432,004	1.8%	78.4%	2	429,304	1.8%	81.1%
Illinois	3	414,996	1.7%	83.4%	3	414,996	1.7%	84.7%
Arizona	3	388,440	1.6%	87.3%	3	388,440	1.6%	93.0%
Massachusetts	2	375,907	1.5%	90.5%	2	375,907	1.6%	90.5%
Pennsylvania	4	326,939	1.3%	83.6%	4	347,430	1.4%	77.6%
Delaware	2	240,418	1.0%	99.2%	2	240,418	1.0%	99.2%
Michigan	2	118,273	0.5%	83.7%	2	118,273	0.5%	84.9%
Maryland	1	106,915	0.4%	77.8%	1	106,915	0.4%	77.8%
New Hampshire	1	84,793	0.4%	79.0%	1	84,793	0.4%	80.4%
Alabama	1	84,741	0.3%	70.4%	1	84,741	0.4%	68.7%
South Carolina	2	74,422	0.3%	90.6%	2	74,422	0.3%	90.6%
Indiana	3	54,488	0.2%	48.7%	3	54,510	0.2%	34.1%
Kentucky	1	23,184	0.1%	51.7%	1	23,184	0.1%	33.6%

Total	226	24,481,165	100.0%	90.0%	224	24,176,536	100.0%	90.2%

The Consolidated Properties are encumbered by mortgage loans of $295.0 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	March 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,243,521	14.5%	93.4%	30	3,928,844	15.4%	94.9%
Virginia	22	2,777,429	12.5%	96.6%	23	2,841,094	11.2%	97.2%
Illinois	20	2,358,052	10.6%	89.9%	21	2,486,923	9.8%	90.9%
Missouri	23	2,265,422	10.2%	96.8%	23	2,265,422	8.9%	96.8%
Maryland	15	1,766,844	7.9%	94.5%	15	1,766,844	6.9%	95.0%
Florida	14	1,365,712	6.1%	93.3%	19	1,852,283	7.3%	92.6%
Pennsylvania	8	1,093,786	4.9%	92.9%	8	1,094,361	4.3%	94.1%
North Carolina	5	1,076,762	4.8%	87.5%	6	1,156,265	4.5%	89.7%
Texas	8	1,032,645	4.6%	92.6%	8	1,032,645	4.0%	92.6%
Colorado	6	916,687	4.1%	95.1%	8	1,155,155	4.5%	96.4%
Washington	5	577,441	2.6%	97.9%	6	717,681	2.8%	97.8%
Georgia	7	537,112	2.4%	94.5%	14	1,238,933	4.9%	93.6%
Ohio	2	537,073	2.4%	91.1%	3	646,138	2.5%	91.0%
Minnesota	3	483,938	2.2%	96.5%	3	483,938	1.9%	92.9%
South Carolina	5	340,185	1.5%	97.5%	6	377,072	1.5%	98.0%
Wisconsin	2	269,128	1.2%	97.7%	2	269,128	1.1%	97.7%
Oregon	2	241,152	1.1%	95.6%	3	354,670	1.4%	94.3%
Delaware	2	231,587	1.0%	88.5%	2	231,587	0.9%	91.1%
Indiana	3	218,769	1.0%	88.2%	3	218,769	0.9%	87.0%
Massachusetts	1	185,279	0.8%	99.4%	1	185,279	0.7%	99.4%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.7%	96.2%	2	156,482	0.6%	96.2%
Alabama	1	118,466	0.5%	71.4%	2	193,558	0.8%	82.5%
Arizona	1	107,633	0.5%	95.5%	1	107,633	0.4%	98.9%
Nevada	1	99,064	0.4%	93.4%	1	99,064	0.4%	93.0%
Tennessee	1	86,065	0.5%	96.2%	1	86,065	0.3%	96.2%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%
Kentucky	—	—	—	—	2	302,669	1.2%	94.6%

Total	187	22,305,741	100.0%	93.8%	216	25,468,009	100.0%	94.3%

The Unconsolidated Properties are encumbered by mortgage loans of $2.5 billion.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at March 31, 2009:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	57	8.6%	5.5%
Publix	57	6.5%	4.0%
Safeway	63	5.7%	3.7%
Super Valu	34	3.3%	2.6%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and tenant receivables. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition, especially in light of the current downturn in the economy. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. We currently have 16 Movie Gallery stores occupying our shopping centers. The annual base rent on a pro-rata basis associated with these 16 stores is approximately $1.2 million or less than 1%. At March 31, 2009, we were closely monitoring leases with 96 video rental stores including Movie Gallery representing $7.7 million of annual base rent on a pro-rata basis.

In May 2008, Linens-n-Things (“LNT”) filed for Chapter 11 bankruptcy protection. LNT has closed all five stores in our shopping centers. The annual base rent associated with these five stores is approximately $452,000 or less than 1% of our annual base rent on a pro-rata basis.

In September 2008, Washington Mutual (“WaMu”) was taken over by the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Through receivership proceedings the FDIC can reject leases. To date, the FDIC has rejected 10 of the 26 WaMu leases in our shopping centers. The annual base rent on a pro-rata basis associated with these 10 stores is approximately $915,000 or less than 1%.

In November 2008, Circuit City filed for Chapter 11 bankruptcy protection. Circuit City has rejected all three leases in our shopping centers. The annual base rent associated with these stores is $1.0 million or less than 1% of our annual base rent on a pro-rata basis.

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

In February 2009, Ritz Camera/Wolf Camera/Boater’s World (“Ritz”) filed for Chapter 11 bankruptcy protection. Ritz has rejected three leases in our shopping centers. The annual base rent on a pro-rata basis associated with these stores is approximately $97,000 or less than 1%.

We continue to monitor tenants who have announced store closings and we expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. We are not aware at this time of the bankruptcy of any other tenants in our shopping centers that would cause a significant reduction in our revenues. No tenant represents more than 6% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

The following table summarizes net cash flows related to operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Net cash provided by operating activities	$39,793	40,184
Net cash used in investing activities	(46,389)	(73,349)
Net cash provided by financing activities	9,732	43,709

Net increase in cash and equivalents	$3,136	10,544

As of March 31, 2009, we estimate that we will require approximately $1.1 billion through December 31, 2011 to repay maturing debt, complete in-process developments, and to fund capital calls from co-investment partnerships for mortgage refinancing (our “Future Capital Needs”). We have begun executing our plan to source the necessary funds to meet these Future Capital Needs. On April 12, 2009, we entered into a secured mortgage loan commitment that will provide us $106.0 million that is expected to close and fund on or before July 9, 2009. On April 24, 2009, we completed a public offering of 10.0 million common shares at $32.50 per share resulting in net proceeds of $311.2 million. Total funds from these two sources total $417.2 million. Subsequent to the offering and after full repayment of our line of credit, we deposited approximately $130.0 million into our bank accounts and determined our remaining Future Capital Needs through 2011 to be $934.5 million before available cash balances and loan funding commitments, and $698.5 million net of these amounts. We would expect to fund the majority of this amount through issuances of new long-term debt as we describe further below; however, our available bank credit lines total $713.8 million, which have no balance at May 8, 2009 and are available to us through January 2011, at which time we have the option to extend $600.0 million of the commitment to January 2012. Capital required for the remainder of 2009 is estimated to be $115.3 million related to in-process development costs and loan maturities as described below.

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, and capital expenditures necessary to maintain our shopping centers. During the three months ended March 31, 2009 and 2008, we incurred capital expenditures to maintain our shopping centers of $1.9 million and $2.6 million; we paid scheduled principal payments of $1.3 million and $1.1 million to our lenders on mortgage loans; and we paid dividends to our stockholders and unit holders of $55.8 million and $55.6 million, respectively. The Board of Directors continuously reviews the Company’s operations and will make decisions about future dividend payments on a quarterly basis. As part of our plan to source the necessary funds to meet the Future Capital Needs described above, the Board of Directors declared a reduced quarterly dividend of $0.4625 per share to be paid in cash to shareholders of record on May 20, 2009 as compared to the dividend paid in the previous quarter of $0.725 per share. The estimated aggregate funds that the Company will retain from the reduced dividend will approximate $55.4 million annually and will be applied towards our Future Capital Needs. Although our dividend amount has been reduced, our dividend policy remains unchanged in that we expect to continue paying an aggregate amount of dividends to our shareholders that approximates our REIT taxable income.

At March 31, 2009 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $974.5 million after projected sales of adjacent land and out-parcels. This compares to 45 properties that were under construction at December 31, 2008 representing an investment of $993.2 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.5%. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction. Returns are also being pressured by reduced competition among retailers resulting in declining rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $150.2 million and will likely be expended through 2011.

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $28.3 million of secured mortgage loans maturing through 2011. Our joint ventures have $1.3 billion of secured mortgage loans and credit lines maturing through 2011, and our pro-rata share is $314.2 million. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will likely be required to contribute our pro-rata share based on our respective ownership interest percentage of the capital necessary to reduce the refinancing amounts to acceptable loan to value levels required for this type of financing in the current capital markets environment. Currently, the expected partner capital requirements for maturing debt in our joint ventures is estimated to be in a range of 30% - 40% of the loan balances at maturity based upon prevailing market terms at the time of refinancing; however, in certain cases, we may not be able to refinance properties that lack anchor tenants, are anchored by under-performing stores, or are operating in weak markets, which would require full loan repayment at maturity. We intend to fund our pro-rata share of a capital call from our Unsecured credit facilities. A more detailed loan maturity schedule is included below under Notes Payable.

We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully facilitate the refinancing of maturing debt in the current challenging capital markets, and when necessary, execute partnership owned asset sales to generate capital for debt repayments or facilitate the full or partial sale of a partner’s interest to a more financially sound investor partner. However, in the event that a co-investment partner was unable to fund their share of the capital requirements of the partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting partner, which would be secured by the defaulting partner’s partnership interest, would be subject to our evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our partners will not have sufficient capital to meet future requirements, we would have the right to trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind provisions, and own multiple properties, a liquidation of the partnership could be completed by either a distribution in kind of the properties to each partner in proportion to their partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 98.4% of the total debt of the unconsolidated co-investment partnerships at March 31, 2009 and lines of credit. We and our partners have no guarantees related to these loans. In those partnerships which have distribution-in-kind provisions, if we trigger liquidation by distribution in kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans tied to the properties distributed. The loan agreements generally provide for assumption by either partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the distribution in kind, and only to the extent of the value of the property we receive since after assumption through the distribution in kind the loans would remain non-recourse. We also have a 50% investment interest in two single asset joint ventures with loans totaling

$35.3 million which contain guarantees from each partner for their respective 50% interest that are several guaranties. These loans were originated for the purpose of real estate development.

We currently expect that maturing unsecured public debt will be repaid from the proceeds of similar new unsecured issues in the future if those capital markets are available, although in the current environment, new issues are significantly more expensive than historical issues. To the extent that issuing unsecured debt in the public markets is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets that we could finance with secured mortgages and repay the unsecured public debt. We have $160.0 million and $240.0 million of public debt maturing in 2010 and 2011, respectively which are included in the Future Capital Needs described above. Our joint ventures are unrated and therefore unable to issue public debt.

Although common or preferred equity raised in the public markets is a funding option, given the state of the current capital markets, our access to these markets could be limited even though we successfully completed a $325.0 million, 10.0 million common share public offering. When conditions for the issuance of equity are acceptable, we might consider issuing new equity to fund new investment opportunities, fund new developments or repay maturing debt as part of a financing plan to maintain our leverage ratios at acceptable levels. At March 31, 2009, we had an unlimited amount available under our shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

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

We account for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (SEC), that these dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we have sold to these DIK-JV’s.

The operations and gains related to properties sold to our investments in real estate partnerships are not recorded as discontinued operations because we continue to provide to these shopping centers property management services under market rate agreements with our co-investment partnerships. For those properties acquired by the joint venture from unrelated parties, we are required to contribute our pro-rata share based on our ownership interest of the purchase price to the partnerships.

At March 31, 2009, we had investments in real estate partnerships of $368.3 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at March 31, 2009 and December 31, 2008 (dollars in thousands):

	2009	2008
Number of Joint Ventures	18	19
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	187	216
Combined Assets	$4,398,172	$4,862,730
Combined Liabilities	2,685,734	2,973,410
Combined Equity	1,712,438	1,889,320
Regency’s Share of (1):
Assets	$1,055,604	$1,171,218
Liabilities	633,129	705,452

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

Investments in real estate partnerships are primarily composed of co-investment partnerships where we currently invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive market-based fees for asset management, property management, leasing, investment, and financing services. During the three months ended March 31, 2009 and 2008, we received fees from these co-investment partnerships of $7.8 million and $8.4 million, respectively.

Our investments in real estate partnerships as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$4,312	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II)	24.95%	195,041	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	532	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	21,154	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	29,564	29,704
Columbia Regency Partners II (Columbia II)	20.00%	12,230	12,858
Cameron Village LLC (Cameron)	30.00%	19,176	19,479
RegCal, LLC (RegCal)	25.00%	13,454	13,766
Regency Retail Partners (the Fund)	20.00%	23,423	23,838
Other investments in real estate partnerships	50.00%	49,427	48,717

Total		$368,313	383,408

Investments in real estate partnerships are reported net of deferred gains of $62.4 million and $88.3 million at March 31, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-

investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $61.0 million and represents 1.4% of our total assets at March 31, 2009. At March 31, 2009, the Columbia co-investment partnerships had total assets of $757.8 million and net income of $2.2 million for the three months ended. Our share of the co-investment partnerships’ total assets and net income was $163.6 million and approximately $431,000, respectively, which represents 3.9% of our total assets and 2.2% of our net income attributable to common stockholders, respectively.

As of March 31, 2009, Columbia I owned 14 shopping centers, had total assets of $324.6 million, and net income of $2.3 million for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2009, we did not sell any properties to Columbia I. Since the inception of Columbia in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, we earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s out performance of the cumulative NCREIF index since the inception of the partnership and a hurdle rate as outlined in the partnership agreement. We collected this fee in April 2009.

As of March 31, 2009, Columbia II owned 16 shopping centers, had total assets of $321.8 million, and net income of approximately $90,000 for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2009, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of March 31, 2009, Cameron owned one shopping center, had total assets of $111.4 million, and a net loss of approximately $121,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2009, RegCal owned seven shopping centers, had total assets of $156.9 million, and net income of approximately $426,000 for the three months ended. Our share of RegCal’s total assets and net income was $39.2 million and approximately $107,000, respectively, which represents less than 1% of our total assets and net income attributable to common stockholders, respectively. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2009, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four co-investment partnerships, one in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the four co-investment partnerships with MCW totals $221.0 million and represents 5.3% of our total assets at March 31, 2009. At March 31, 2009, MCW had total assets of $3.0 billion and net income of $2.9 million. Our share of the co-investment partnerships’ total assets and net income was $710.1 million and approximately $770,000, respectively, which represents 16.9% of our total assets and 3.9% of our net income attributable to common stockholders, respectively.

As of March 31, 2009, MCWR I owned 14 shopping centers, had total assets of $163.3 million, and net income of $3.9 million for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During 2009, we did not sell any properties to MCWR I. Since the inception of MCWR I in 2001, we have recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. We are in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. The three properties we received as of March 31, 2009 through the DIK had a fair value of $92.1 million, net of debt, and were recorded at the net carrying value of our equity investment of $21.1 million, net of deferred gain of $25.7 million. The dissolution is expected to be completed by the end of 2009 subject to required lender consents for ownership transfer and the Company will receive three additional properties. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of March 31, 2009, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net loss of approximately $315,000 for the three months ended. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR II beginning January 1, 2010. During 2009, we did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

As of March 31, 2009, MCWR III owned four shopping centers, had total assets of $66.4 million, and a net loss of approximately $8,000 for the three months ended. At March 31, 2009, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR III beginning January 1, 2010. During 2009, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of March 31, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $391.4 million and recorded a net loss of approximately $625,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of March 31, 2009, the Fund owned nine shopping centers, had total assets of $378.4 million, and recorded a net loss of approximately $819,000 for the three months ended. Our share of the Fund’s total assets and net loss was $75.6 million and approximately $110,000, respectively, which represents 1.8% and less than 1% of our total assets and net income attributable to common stockholders, respectively. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2009, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities.

Notes Payable

Outstanding debt at March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$289,870	235,150
Variable rate mortgage loans	5,089	5,130
Fixed rate unsecured loans	1,597,720	1,597,624

Total notes payable	1,892,679	1,837,904
Unsecured credit facilities	367,667	297,667

Total	$2,260,346	2,135,571

During the three months ended March 31, 2009 and as a result of the in-process liquidation of MCWR I which began on January 14, 2009, we assumed mortgage loans of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 2.36% and 3.30% at March 31, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the term loan was $227.7 million at March 31, 2009 and December 31, 2008.

We have a loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at our option and a current interest rate of LIBOR plus 40 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB+. Contractual interest rates were .96% and 1.34% at March 31, 2009 and December 31, 2008, respectively, based on LIBOR plus 40 basis points. The balance on the Line was $140.0 million and $70.0 million at March 31, 2009 and December 31, 2008, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2009, we are in compliance with all financial covenants for our Unsecured credit facilities. Our Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on unsecured pubic debt is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on mortgage notes payable range from 5.22% to 8.40% and average 6.32%. We have one variable rate mortgage loan in the amount of $5.1 million with an interest rate equal to LIBOR plus 100 basis points maturing on May 1, 2009. We have a commitment for a three-year extension and are currently negotiating new loan terms with the existing lender.

At March 31, 2009, 83.5% of our total debt had fixed interest rates, compared with 85.8% at December 31, 2008. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 16.5% of our total debt. Based upon the variable interest rate debt outstanding at March 31, 2009, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.7 million.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.5 billion and $1.3 billion at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	$3,912	5,089	50,000	59,001
2010	5,393	17,043	160,000	182,436
2011	5,291	11,276	607,667	624,234
2012	5,609	—	250,000	255,609
2013	5,536	16,353	—	21,889
Beyond 5 Years	13,080	207,127	900,000	1,120,207
Unamortized debt discounts, net	—	(751)	(2,279)	(3,030)

Total	$38,821	256,137	1,965,388	2,260,346

(a)	Includes unsecured public debt and Unsecured credit facilities

Our investments in real estate partnerships had notes payable of $2.5 billion at March 31, 2009, that mature through 2028, of which 95.8% had weighted average fixed interest rates of 5.4% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 200 basis points. Our pro-rata share of these loans was $594.7 million. We and our partners have no guarantees related to these loans except for two loans totaling $35.3 million. These two loans contain “several” guarantees related to our 50% investment interest in two single asset partnerships. As of March 31, 2009, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2009	$3,003	107,120	12,848	122,971	23,089
2010	3,950	645,223	26,605	675,778	167,843
2011	3,624	462,916	—	466,540	115,396
2012	4,371	377,907	—	382,278	83,595
2013	4,153	32,447	—	36,600	8,985
Beyond 5 Years	32,905	791,249	—	824,154	194,461
Unamortized debt premiums, net	—	6,590	—	6,590	1,293

Total	$52,006	2,423,452	39,453	2,514,911	594,662

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. In the case of $196.7 million of the Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. As described previously, we entered into a mortgage loan commitment for $106.0 million for a 10-year term at a fixed rate of 7.75% to fund on or before July 9, 2009. In the case of $200.0 million of the Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The change in fair value of these swaps from inception was a liability of $61.5 million at March 31, 2009. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of preferred or common stock of Regency Centers Corporation as follows:

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into our common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through RCLP in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At March 31, 2009 and December 31, 2008, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of March 31, 2009 and December 31, 2008, we had 468,211 redeemable operating partnership units (“OP Units”) outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $26.57 and $46.70 per share as of March 31, 2009 and December 31, 2008, respectively, an aggregate redemption value of $12.4 million and $21.9 million, respectively.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At March 31, 2009 and December 31, 2008, our noncontrolling interest in these consolidated partnerships was $8.1 million and $8.0 million, respectively.

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

We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, we apply a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not recorded as discontinued operations because we continue to manage these shopping centers.

Four of our DIK-JVs give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind of the assets of the partnership equal to their respective ownership interests. The liquidation provisions require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if we initiate the liquidation process, our partner has the right to choose the first property that it will receive in liquidation with the Company having the right to choose the next property that it will receive in liquidation; if our partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

We have concluded that these DIK dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we sold to these partnerships, limiting our recognition of gain related to the partial sale. This more restrictive method of gain recognition, the Restricted Gain Method, considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. We have applied the Restricted Gain Method to partial sales of property to partnerships that contain such unilateral DIK provisions.

Under current guidance, (Statement 66, paragraph 25), profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. We have concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, we consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation assuming that we would choose only those properties that we have sold to the DIK-JV in an amount equal to our capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties in a DIK liquidation that would otherwise have generated the highest gain to the Company when originally sold to the DIK-JV and includes for such determination the fair value in properties that could be received in excess of its capital account. The deferred gain to be recorded upon a sale of a property to a DIK-JV is calculated whenever a property is sold to the DIK-JV by us. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon actual dissolution is recorded at the Company’s historical cost investment in the DIK-JV on the date of dissolution, reduced by the deferred gain.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions” (“EITF 97-11”). In summary, Statement 67 establishes that a rental project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At March 31, 2009, we had $7.2 million of capitalized pre-development costs of which $1.0 million represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the three months ended March 31, 2009 and 2008, we expensed pre-development costs of approximately $150,000 and $374,000, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. In accordance with SFAS No. 34, “Capitalization of Interest Cost” (“Statement 34”), interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the three months ended March 31, 2009 and 2008, we capitalized interest of $6.4 million and $9.4 million, respectively, on our development projects. We have a large staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the three months ended March 31, 2009 and 2008, we capitalized $2.1 million and $10.0 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, development activity slowed during 2009 resulting in a reduction in capitalized costs which increased general and administrative expenses. Also, if accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur a significant increase in our operating expenses and a reduction in net income.

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”) as amended by SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”) and adopted by the Company in January 2009. Based on these estimates, we allocate the purchase price to the applicable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists and if so, to what extent. Depending on the asset, we use varying methods to determine fair value of the asset. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. For properties to be “held and used” for long term investment we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, we estimate current resale values by market through appraisal information and other market data less expected costs to sell. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of investment. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality, and demand for new retail stores.

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

Recent Accounting Pronouncements

There have not been any new accounting pronouncements issued that are applicable to us. For those recent accounting pronouncements that have been adopted by us effective January 1, 2009, refer to Notes 1(a) to 1(m) in the Notes to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended March 31, 2009 to 2008:

At March 31, 2009, on a Combined Basis, we were operating or developing 413 shopping centers, as compared to 440 shopping centers at December 31, 2008. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 95% leased and rent paying on newly constructed or renovated GLA). At March 31, 2009 and December 31, 2008, on a Combined Basis, we were developing 45 properties.

Our revenues increased by $4.2 million, or 3.6%, to $119.7 million in 2009 as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$86,011	82,361	3,650
Percentage rent	700	800	(100)
Recoveries from tenants and other income	25,191	23,897	1,294
Management, acquisition, and other fees	7,756	8,447	(691)

Total revenues	$119,658	115,505	4,153

The increase in revenues was primarily related to the three properties distributed to us as a result of the MCW I liquidation and higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties and (ii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2009	2008	Change
Asset management fees	$2,599	2,897	(298)
Property management fees	3,940	4,229	(289)
Leasing commissions	520	683	(163)
Acquisition and financing fees	670	568	102
Other fees	27	70	(43)

	$7,756	8,447	(691)

The decrease in management, acquisition, and other fees is primarily related to decrease in the number of properties being managed as a result of the MCWR I in-process liquidation as discussed above.

Our operating expenses increased by $7.9 million, or 11.8%, to $74.3 million in 2009 related to increased operating and maintenance costs and depreciation expense as further described below. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$30,034	26,957	3,077
General and administrative	15,884	14,123	1,761
Depreciation and amortization	28,083	24,546	3,537
Other expenses, net	288	796	(508)

Total operating expenses	$74,289	66,422	7,867

The increases in operating, maintenance, and real estate taxes and depreciation and amortization expense are primarily related to the three properties distributed to us as a result of the MCW I liquidation in January 2009, recently completed developments commencing operations in the current year, and general increases in expenses incurred by the operating properties. Approximately 77% of these costs are recovered from our tenants through recoveries included in our revenues. General and administrative expense increased as a result of recording restructuring charges of $2.2 million for employee severance and benefits related to employee reductions across various functional areas in general and administrative expense offset by a reduction in incentive compensation directly tied to performance targets associated with reductions in new development and reduced earnings metrics.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$2,357	2,941	(584)
Interest on notes payable	31,426	29,864	1,562
Capitalized interest	(6,359)	(9,387)	3,028
Interest income	(906)	(880)	(26)

	$26,518	22,538	3,980

Interest expense on notes payable increased by $1.6 million due to mortgage debt assumed on the properties distributed as a result of the MCWR I in-process liquidation. The lower development project costs also resulted in a decrease in capitalized interest.

During the three months ended March 31, 2009, we did not have any gains on sale of real estate included in continuing operations. During the three months ended March 31, 2008, we recognized gains of $1.7 million from the sale of four out-parcels for net proceeds of $26.9 million and a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. There were no property sales to DIK-JV’s for the three months ended March 31, 2009 or 2008.

Our equity in income (loss) of investments in real estate partnerships decreased by approximately $733,000 during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$965	684	281
Macquarie CountryWide Direct (MCWR I)	25.00%	—	135	(135)
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(87)	(246)	159
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(2)	8	(10)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(106)	(203)	97
Columbia Regency Retail Partners (Columbia I)	20.00%	452	532	(80)
Columbia Regency Partners II (Columbia II)	20.00%	17	40	(23)
Cameron Village LLC (Cameron)	30.00%	(38)	129	(167)
RegCal, LLC (RegCal)	25.00%	107	1,123	(1,016)
Regency Retail Partners (the Fund)	20.00%	(110)	126	(236)
Other investments in real estate partnerships	50.00%	704	307	397

Total		$1,902	2,635	(733)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains recorded in 2008 from the sale of shopping centers.

Income from discontinued operations was $5.0 million for the three months ended March 31, 2009 related to the sale of one property in development sold to unrelated parties for net cash proceeds of $4.9 million, net of a note receivable taken by us of $8.9 million, and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations was $1.6 million for the three months ended March 31, 2008 related to the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income attributable to common stockholders for the three months ended decreased $7.1 million to $19.6 million in 2009 as compared with $26.7 million in 2008 primarily related to higher operating expenses in 2009, as discussed previously. Diluted earnings per share was $.28 in 2009 as compared to $.38 in 2008 or 26.3% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $2.8 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Market Risk

We are exposed to two significant components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $3.7 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We have $428.3 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 8.08%, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to fix the future interest rates on $400.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of March 31, 2009 is reflected as a liability of $61.5 million in our accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new issuances. In the case of $196.7 million of the Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. As described previously, we entered into a mortgage loan commitment for $106.0 million for a 10-year term at a fixed rate of 7.75% to fund on or before July 9, 2009 and on April 16, 2009, we paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt. In the case of $200.0 million of the Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations. However, in the current environment, we expect interest rates on new issuances to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.0 million in addition to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2009, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at March 31, 2009 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of March 31, 2009 and does not consider those exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$53,912	182,436	256,567	255,609	21,889	1,120,207	1,890,620	1,117,548
Average interest rate for all fixed rate debt (a)	6.36%	6.14%	5.83%	5.62%	5.60%	5.69%	—	—
Variable rate LIBOR debt	$5,089	—	367,667	—	—	—	372,756	360,740
Average interest rate for all variable rate debt (a)	0.96%	0.96%	—	—	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.5 billion versus the face value of $2.3 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no equity securities sold during the quarter ended March 31, 2009.

(b)	None

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	(a) Average price paid per share	(b) Total number of shares purchased as part of publicly announced plans or programs	(c) Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2009	—	—	—	—
February 1 through February 28, 2009	63,309	$38.10	—	—
March 1 through March 31, 2009	—	—	—	—

Total	63,309	$38.10	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009	REGENCY CENTERS CORPORATION

	By:	/s/ Bruce M. Johnson
Executive Vice President and
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer