Form 10-Q
period 2009-09-30
REGENCY CENTERS CORP
filed 2009-11-06
CIK 910606

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, there were 80,315,597 shares outstanding of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(in thousands, except share data)

	2009	2008
	(unaudited)
Assets
Real estate investments at cost:
Land	$994,637	923,062
Buildings and improvements	2,110,795	1,974,093
Properties in development	963,467	1,078,885

	4,068,899	3,976,040
Less: accumulated depreciation	632,407	554,595

	3,436,492	3,421,445
Operating properties held for sale, net	18,441	66,447
Investments in real estate partnerships	333,620	383,408

Net real estate investments	3,788,553	3,871,300
Cash and cash equivalents	173,798	21,533
Notes receivable, net	26,341	31,438
Accounts receivable, net of allowance for doubtful accounts of $6,959 and $1,837 at September 30, 2009 and December 31, 2008, respectively	35,931	46,501
Straight line rent receivable, net of reserve of $1,683 at September 30, 2009	39,518	37,595
Other receivables	—	19,700
Deferred costs, less accumulated amortization of $57,722 and $51,549 at September 30, 2009 and December 31, 2008, respectively	56,803	57,477
Acquired lease intangible assets, less accumulated amortization of $11,635 and $11,204 at September 30, 2009 and December 31, 2008, respectively	10,661	12,903
Other assets	39,378	43,928

Total assets	$4,170,983	4,142,375

Liabilities and Equity
Liabilities:
Notes payable	$1,880,678	1,837,904
Unsecured credit facilities	227,667	297,667
Accounts payable and other liabilities	105,093	141,395
Derivative instruments, at fair value	39,036	83,691
Acquired lease intangible liabilities, less accumulated accretion of $9,242 and $8,829 at September 30, 2009 and December 31, 2008, respectively	6,369	7,865
Tenants’ security and escrow deposits	10,823	11,571

Total liabilities	2,269,666	2,380,093

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at September 30, 2009 and December 31, 2008 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 85,976,167 and 75,634,881 shares issued at September 30, 2009 and December 31, 2008, respectively	860	756
Treasury stock at cost, 5,661,520 and 5,598,211 shares held at September 30, 2009 and December 31, 2008, respectively	(111,414)	(111,414)
Additional paid in capital	2,094,850	1,778,265
Accumulated other comprehensive loss	(64,969)	(90,975)
Distributions in excess of net income	(361,530)	(155,057)

Total stockholders’ equity	1,832,797	1,696,575

Noncontrolling interests:
Preferred units, aggregate redemption value of $50,000 at September 30, 2009 and December 31, 2008	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $17,347 and $21,865 at September 30, 2009 and December 31, 2008, respectively	7,558	8,569
Limited partners’ interest in consolidated partnerships	11,804	7,980

Total noncontrolling interests	68,520	65,707

Total equity	1,901,317	1,762,282

Total liabilities and equity	$4,170,983	4,142,375

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended September 30, 2009 and 2008

(in thousands, except per share data)

(unaudited)

	2009	2008
Revenues:
Minimum rent	$88,871	85,559
Percentage rent	235	631
Recoveries from tenants and other income	29,030	27,355
Management, acquisition, and other fees	15,606	7,746

Total revenues	133,742	121,291

Operating expenses:
Depreciation and amortization	29,801	26,830
Operating and maintenance	16,578	14,996
General and administrative	12,151	9,494
Real estate taxes	14,451	12,509
Provision for doubtful accounts	2,421	—
Other expenses	3,357	5,611

Total operating expenses	78,759	69,440

Other expense (income):
Interest expense, net of interest income of $1,133 and $1,408 in 2009 and 2008, respectively	27,920	22,683
(Gain) loss on sale of operating properties and properties in development	—	(14,685)
Provision for impairment	102,033	1,112
Early extinguishment of debt	2,709	—

Total other expense (income)	132,662	9,110

Income (loss) before equity in income (loss) of investments in real estate partnerships	(77,679)	42,741
Equity in income (loss) of investments in real estate partnerships	(2,084)	1,817

Income (loss) from continuing operations	(79,763)	44,558
Discontinued operations, net:
Operating income from discontinued operations	1,152	1,720
Gain on sale of operating properties and properties in development	—	3,920

Income from discontinued operations	1,152	5,640

Net income (loss)	(78,611)	50,198
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	462	(326)
Limited partners’ interest in consolidated partnerships	(93)	(122)

Net income attributable to noncontrolling interests	(562)	(1,379)

Net income (loss) attributable to controlling interests	(79,173)	48,819
Preferred stock dividends	(4,919)	(4,919)

Net income (loss) attributable to common stockholders	$(84,092)	43,900

Income (loss) per common share - basic:
Continuing operations	$(1.07)	0.55
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders per share	$(1.05)	0.63

Income (loss) per common share - diluted:
Continuing operations	$(1.07)	0.55
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders per share	$(1.05)	0.63

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the nine months ended September 30, 2009 and 2008

(in thousands, except per share data)

(unaudited)

	2009	2008
Revenues:
Minimum rent	$262,278	253,501
Percentage rent	1,242	1,712
Recoveries from tenants and other income	77,316	75,271
Management, acquisition, and other fees	30,261	28,159

Total revenues	371,097	358,643

Operating expenses:
Depreciation and amortization	87,717	77,858
Operating and maintenance	48,138	44,349
General and administrative	37,328	36,770
Real estate taxes	42,912	37,010
Provision for doubtful accounts	7,690	48
Other expenses	4,574	7,077

Total operating expenses	228,359	203,112

Other expense (income):
Interest expense, net of interest income of $2,863 and $2,945 in 2009 and 2008, respectively	80,078	68,673
(Gain) loss on sale of operating properties and properties in development	—	(17,620)
Provision for impairment	104,402	1,828
Early extinguishment of debt	2,709	—

Total other expense (income)	187,189	52,881

Income (loss) before equity in income (loss) of investments in real estate partnerships	(44,451)	102,650
Equity in income (loss) of investments in real estate partnerships	(26,395)	5,574

Income (loss) from continuing operations	(70,846)	108,224
Discontinued operations, net:
Operating income from discontinued operations	2,757	4,489
Gain on sale of operating properties and properties in development	3,905	8,712

Income from discontinued operations	6,662	13,201

Net income (loss)	(64,184)	121,425
Noncontrolling interests:
Preferred units	(2,794)	(2,794)
Exchangeable operating partnership units	390	(785)
Limited partners’ interests in consolidated partnerships	(366)	(603)

Net income attributable to noncontrolling interests	(2,770)	(4,182)

Net income (loss) attributable to controlling interests	(66,954)	117,243
Preferred stock dividends	(14,756)	(14,756)

Net income (loss) attributable to common stockholders	$(81,710)	102,487

Income (loss) per common share - basic:
Continuing operations	$(1.18)	1.27
Discontinued operations	0.09	0.19

Net income (loss) attributable to common stockholders per share	$(1.09)	1.46

Income (loss) per common share - diluted:
Continuing operations	$(1.18)	1.27
Discontinued operations	0.09	0.19

Net income (loss) attributable to common stockholders per share	$(1.09)	1.46

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2009

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$275,000	756	(111,414)	1,778,265	(90,975)	(155,057)	1,696,575	49,158	8,569	7,980	65,707	1,762,282
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(66,954)	(66,954)	2,794	(390)	366	2,770	(64,184)
Loss on settlement of derivative instruments	—	—	—	—	(19,861)	—	(19,861)	—	(116)	—	(116)	(19,977)
Amortization of loss on derivative instruments	—	—	—	—	1,470	—	1,470	—	9	—	9	1,479
Change in fair value of derivative instruments	—	—	—	—	44,397	—	44,397	—	259	—	259	44,656

Total comprehensive income (loss)							(40,948)				2,922	(38,026)
Restricted stock issued, net of amortization	—	2	—	4,998	—	—	5,000	—	—	—	—	5,000
Common stock redeemed for taxes withheld for stock based compensation, net	—	1	—	(2,192)	—	—	(2,191)	—	—	—	—	(2,191)
Common stock issued for dividend reinvestment plan	—	1	—	2,456	—	—	2,457	—	—	—	—	2,457
Tax benefit for issuance of stock options	—	—	—	554	—	—	554	—	—	—	—	554
Common stock issued for stock offering, net of issuance costs	—	100	—	310,769	—	—	310,869	—	—	—	—	310,869
Contributions from partners	—	—	—	—	—	—	—	—	—	4,149	4,149	4,149
Distributions to partners	—	—	—	—	—	—	—	—	—	(691)	(691)	(691)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(14,756)	(14,756)	(2,794)	—	—	(2,794)	(17,550)
Common stock/unit ($1.65 per share)	—	—	—	—	—	(124,763)	(124,763)	—	(773)	—	(773)	(125,536)

Balance at September 30, 2009	$275,000	860	(111,414)	2,094,850	(64,969)	(361,530)	1,832,797	49,158	7,558	11,804	68,520	1,901,317

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(64,184)	121,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,768	79,932
Deferred loan cost and debt premium amortization	3,826	3,165
Above and below market lease intangibles amortization and accretion	(1,420)	(1,861)
Stock-based compensation, net of capitalization	3,445	8,833
Equity in (income) loss of investments in real estate partnerships	26,395	(5,574)
Net gain on sale of properties	(3,905)	(26,390)
Provision for doubtful accounts	7,690	74
Provision for impairment	104,402	1,828
Early extinguishment of debt	2,709	—
Distribution of earnings from operations of investments in real estate partnerships	25,885	25,862
Settlement of derivative instruments	(19,977)	—
Changes in assets and liabilities:
Accounts receivable	2,851	3,885
Straight-line rent receivables, net	(1,922)	(2,645)
Other receivables	19,700	—
Deferred leasing costs	(6,733)	(4,715)
Other assets	(2,161)	(9,119)
Accounts payable and other liabilities	(20,837)	(8,540)
Tenants’ security and escrow deposits	(679)	509

Net cash provided by operating activities	162,853	186,669

Cash flows from investing activities:
Development of real estate including acquisition of land	(120,289)	(342,457)
Proceeds from sale of real estate investments	32,968	200,357
Collection of notes receivable	13,572	27,787
Investments in real estate partnerships	(26,763)	(40,969)
Distributions received from investments in real estate partnerships	10,308	28,549

Net cash used in investing activities	(90,204)	(126,733)

Cash flows from financing activities:
Net proceeds from common stock issuance	310,872	1,017
Distributions to limited partners in consolidated partnerships, net	(681)	(13,705)
Distributions to exchangeable operating partnership unit holders	(773)	(1,023)
Distributions to preferred unit holders	(2,794)	(2,794)
Dividends paid to common stockholders	(122,308)	(148,581)
Dividends paid to preferred stockholders	(14,756)	(14,757)
Repayment of fixed rate unsecured notes	(116,053)	—
(Repayment of) proceeds from unsecured credit facilities	(70,000)	89,667
Proceeds from notes payable	106,512	62,500
Repayment of notes payable	(3,029)	(19,722)
Scheduled principal payments	(3,922)	(3,516)
Payment of loan costs	(1,140)	(1,913)
Payment of debt premium on tender offer	(2,312)	—

Net cash provided by (used in) financing activities	79,616	(52,827)

Net increase in cash and cash equivalents	152,265	7,109
Cash and cash equivalents at beginning of the period	21,533	18,668

Cash and cash equivalents at end of the period	$173,798	25,777

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $16,306 and $28,847 in 2009 and 2008, respectively)	$90,338	76,427

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	232

Real estate received through distribution in kind	$80,459	—

Mortgage loans assumed through distribution in kind	$59,061	—

Real estate contributed as investments in real estate partnerships	$—	6,825

Notes receivable taken in connection with sales of properties in development	$—	39,619

Change in fair value of derivative instruments	$44,656	(8,361)

Common stock issued for dividend reinvestment plan	$2,455	3,302

Stock-based compensation capitalized	$1,783	5,294

Contributions from limited partners in consolidated partnerships, net	$4,139	2,931

See accompanying notes to consolidated financial statements.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At September 30, 2009, the Partnership directly owned 224 retail shopping centers and held partial interests in an additional 185 retail shopping centers through investments in real estate partnerships (also referred to as co-investment partnerships or joint ventures).

Estimates, Risks, and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its unconsolidated investments in real estate partnerships, accounts receivable, net, and derivative instruments. Each of these items could be significantly affected by the continued weak economy.

Because of the adverse conditions that exist in the real estate markets, as well as, the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. Specifically as it relates to the Company’s business, the current weak economic period is expected to result in a higher level of retail store closings nationally, which could reduce the demand for leasing space in the Company’s shopping centers and result in a decline in occupancy and rental revenues in its real estate portfolio. The lack of available credit in the commercial real estate market is causing a decline in the values of commercial real estate nationally and the Company’s ability to sell shopping centers to raise capital. The reduction in the demand for new retail space and available capital have caused the Company to significantly reduce its new shopping center development program until markets become less volatile.

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

September 30, 2009

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

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors. At September 30, 2009, the Company owned approximately 99% or 80,314,647 Partnership Units of the total 80,782,858 Partnership Units outstanding.

Net income and distributions of the Partnership are allocable first to the Preferred Units and the remaining amounts to the general and limited common Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

Noncontrolling Interests

The Company consolidates all entities in which it holds a controlling financial interest. A controlling financial interest is typically attributable to the entity with a majority voting interest. Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The Company has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities. Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company also became the managing member, responsible for the day-to-day operations of the partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from stockholders’ equity. On the consolidated statements of operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amount of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are clearly identified on the Consolidated Statements of Operations.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The consolidated financial statements of the Company include the following ownership interests held by owners other than the Company: the preferred units in the Partnership held by third parties (“Preferred units”), the common units in the Partnership held by third parties (“Exchangeable operating partnership units”), and the minority-owned interest held by third parties in consolidated partnerships (“Limited partners’ interests in consolidated partnerships”). The Company has included all of these noncontrolling interests in permanent equity, separate from the Company’s stockholders’ equity, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statement of Equity and Comprehensive Income (Loss).

Securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets in accordance with the FASB ASC Topic 480. The Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to preferred units or exchangeable operating partnership units outstanding and concluded that the Company has the right to satisfy the redemption requirements of the units by delivering unregistered preferred or common stock. Each outstanding preferred unit and exchangeable operating partnership unit is exchangeable for one share of preferred stock or common stock, respectively, and the unit holder cannot require redemption in cash or other assets. Limited partners’ interests in consolidated partnerships are not redeemable by the holders. The Company’s only asset is its investment in RCLP, and therefore settlement in shares would not be a surrender of assets, but a contra-equity. The Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of RCLP, to RCLP, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss).

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During the nine months ended September 30, 2009, the Company experienced a significant increase in tenant defaults, as well as, deterioration in tenant receivable collection rates, as compared to historical collection rates. As a result, the Company increased its allowance for doubtful accounts to fully reserve for these specifically identified tenant

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

defaults and adjusted the collectibility rates used to estimate the general reserve to reflect such deterioration in collection rates. During the three months ended September 30, 2009, the Company recorded a provision for doubtful accounts of $2.4 million in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2009 and 2008, the Company recorded a provision for doubtful accounts of $7.7 million and approximately $48,000, respectively, in the accompanying Consolidated Statements of Operations.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2009 and December 31, 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Tenant receivables	$12,385	20,942
CAM and tax reimbursements	19,168	15,697
Other receivables	11,337	11,699
Less: allowance for doubtful accounts	6,959	1,837

Total	$35,931	46,501

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The Company sells shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by its partners. The Company accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not classified as discontinued operations because the Company continues to partially own and manage these shopping centers.

As of September 30, 2009, four of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the partnership equal to their respective ownership interests, which could include properties the Company previously sold to the partnership. The liquidation provisions require that all of the properties owned by the partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value of property in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

The Company has concluded that these DIK dissolution provisions constitute in-substance call/put options and represent a form of continuing involvement with respect to property that the Company has sold to these partnerships, limiting the Company’s recognition of gain related to the partial sale. This more restrictive method of gain recognition (“Restricted Gain Method”) considers the Company’s potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. The Company has applied the Restricted Gain Method to partial sales of property to partnerships that contain unilateral DIK provisions.

Profit shall be recognized under a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. The Company has concluded that the Restricted Gain Method accomplishes this objective.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

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

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means the development is at least 95% leased and tenants are paying rent on the newly constructed or renovated GLA unless a prescribed period of time expires since anchor opening at which time they are no longer considered in development). In summary, a rental project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based on applying the Company’s weighted average borrowing rate to that portion of the actual development costs expended. The Company ceases interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

The following table represents the components of properties in development as of September 30, 2009 and December 31, 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Construction in process	$147,931	338,606
Construction complete and in lease-up	684,115	548,132
Land held for future development	131,421	192,147

Total	$963,467	1,078,885

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

Construction in process represents developments where the Company has not yet incurred at least 90% of the expected costs to complete. Construction complete and in lease-up represents developments where the Company has incurred at least 90% of the estimated costs to complete, but is still completing lease-up and final tenant build out. Land held for future development represents projects not in construction, but identified and available for future development if and when the market demand for a new shopping center exists.

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, the Company had capitalized pre-development costs of $1.2 million and $7.7 million, respectively, of which approximately $450,000 and $2.3 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the three months ended September 30, 2009 and 2008, the Company expensed pre-development costs of $3.4 million and $3.9 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2009 and 2008, the Company expensed pre-development costs of $3.7 million and $4.6 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

The Company and the real estate partnerships allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building, and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

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

The Company classifies an operating property or a property in development as held-for-sale when the Company determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth above. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held-for-sale, the property is reclassified as held and used and is measured individually at the lower of its (a) carrying amount before the property was classified as held-for-sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations is reclassified and included in income from continuing operations for all periods presented.

When the Company sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations of the property are eliminated from ongoing operations and classified in discontinued operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When the Company sells an operating property to a joint venture or to a third party, and will continue to manage the property, the operations and gain on sale are included in income from continuing operations.

The Company reviews its real estate portfolio including the properties owned through co-investment partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For properties to be “held and used” for long term investment, the Company estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Company determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held-for-sale”, the Company estimates current resale values through appraisal information and other market data less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy for those markets in which the Company operates, the Company’s estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in the Company’s strategy for a specific property which the Company owns directly or through co-investment partnerships, a property previously classified as held and used is changed to held-for-sale, or if its estimated holding period changes, such change could cause the Company to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by the Company either directly or through a reduction of the Company’s equity in income (loss) of investments in real estate partnerships. During the nine months ended September 30, 2009 and 2008, the Company established a provision for impairment of $103.9 million and approximately $716,000, respectively. See Note 10 for further discussion.

A loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized in the period in which the loss occurs. To evaluate the Company’s investment in real estate partnerships, the Company calculates the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. During the nine months ended September 30, 2009 and 2008, no impairment was recorded as a result of this evaluation.

(d)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At September 30, 2009 and December 31, 2008, $3.5 million and $8.7 million, respectively, of cash was restricted through escrow agreements required for a development and certain mortgage loans.

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest income. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records an allowance for credit loss. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

worthiness. During the nine months ended September 30, 2009 and 2008, the Company recorded a provision for impairment of approximately $465,000 and $1.1 million, respectively. See Notes 5 and 10 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $47.3 million and $46.8 million at September 30, 2009 and December 31, 2008, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.5 million and $10.7 million at September 30, 2009 and December 31, 2008, respectively.

(g)	Derivative Financial Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value is recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

In assessing the valuation of the hedges, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

The Company has elected to classify swap termination cash flows as operating activities in the accompanying Consolidated Statements of Cash Flows.

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

The following table represents the Company’s net deferred tax assets as of September 30, 2009 and December 31, 2008 recorded in other assets in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Deferred tax assets	$20,816	17,887
Deferred tax liabilities	(870)	(825)
Valuation allowance	(4,755)	—

Total	$15,191	17,062

The valuation allowance is due to interest expense that is subject to limitations under Section 163(j) of the Code and represents 100% of the disallowed interest expense included in the deferred tax assets. It was determined to be more likely than not that it will not be realized. Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax basis of accounting for capitalized costs under Section 263A of the Code, property impairments, and depreciation.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences. See Note 7 for further discussion.

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2008 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

The Company recognizes stock-based compensation based on the grant-date fair value of the award and the cost of the stock-based compensation is expensed over the vesting period. See Note 12 for further discussion.

(k)	Segment Reporting

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers, through acquisitions or new developments, which management believes will meet its expected rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to sell all or a portion of a development upon completion. The Company’s revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

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

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for noncontrolling interests in consolidated entities with specified termination dates in an amount based on the fair value in accordance with FASB ASC Topic 480. See Note 10 for further discussion.

(m)	Assets and Liabilities Measured at Fair Value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

The Company also remeasures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods. See Note 10 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

(n)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will be effective January 1, 2010 and early application is not permitted. The Company is currently evaluating the impact of adopting this statement. Statement 167 was issued prior to the adoption of FASB ASC Topic 105 and accordingly has a pre-codification reference.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“FASB ASC Topic 105”). FASB ASC Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. FASB ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this Statement on September 30, 2009.

(o)	Reclassifications

Certain reclassifications have been made to the 2008 amounts to conform to classifications adopted in 2009.

2.	Real Estate Investments

During 2009, the Company did not have any acquisition activity, other than through the distribution-in-kind of properties from its co-investment partnerships as described in Note 4 and the acquisition of two properties by an unconsolidated partnership where the Company has an ownership interest of 50%.

3.	Discontinued Operations

The Company maintains a conservative capital structure to fund its growth program without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets the Company’s investment standards. This recycling strategy calls for the Company to sell non-strategic assets and re-deploy the proceeds into new, high-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

During the three months ended September 30, 2009, the Company sold 100% of its ownership interest in one operating property for net proceeds of $19.5 million. The combined operating income and gains on sales of this property and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $1.3 million and $3.2 million for the three months ended September 30, 2009 and 2008, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

During the nine months ended September 30, 2009, the Company sold 100% of its ownership interest in one operating property and one property in development for proceeds of $24.3 million, net of a note receivable taken by the Company of $8.9 million, which was subsequently paid in full in May 2009. The combined operating income and gain on the sale of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $3.8 million and $9.8 million, for the nine months ended September 30, 2009 and 2008, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS.

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $333.6 million and $383.4 million at September 30, 2009 and December 31, 2008, respectively. Net income or loss from these partnerships, which includes all operating results (including impairments) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference between the carrying amount of these investments and the underlying equity in net assets was $39.8 million and $77.3 million at September 30, 2009 and December 31, 2008, respectively. For non-DIK-JV’s, the net difference is accreted to income and recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, whereas for DIK-JV’s, the net difference is recognized at liquidation.

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

Investments in real estate partnerships are primarily composed of co-investment partnerships where the Company invests with four co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these partnerships, the Company receives market-based fees for asset management, disposition, property management, leasing, investment, and financing services. During the three months ended September 30, 2009 and 2008, the Company received fees from these co-investment partnerships of $15.4 million and $7.7 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company received fees from these co-investment partnerships of $29.2 million and $27.8 million, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

Investments in real estate partnerships as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$7,339	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II) (1)	25.00%	157,055	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	386	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	24,641	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	28,665	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,460	12,858
Cameron Village LLC (Cameron)	30.00%	18,385	19,479
RegCal, LLC (RegCal)	25.00%	13,195	13,766
Regency Retail Partners (the Fund)	20.00%	22,607	23,838
Other investments in real estate partnerships	50.00%	49,887	48,717

Total		$333,620	383,408

(1)	At December 31, 2008, Regency’s ownership interest in MCWR II was 24.95%

Investments in real estate partnerships are reported net of deferred gains of $53.2 million and $88.3 million at September 30, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each investment partnership are described below.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in the three co-investment partnerships with OPERF totals $58.5 million and represents 1.4% of the Company’s total assets at September 30, 2009. At September 30, 2009, the OPERF co-investment partnerships had total assets of $750.7 million and net income of approximately $3.5 million for the nine months ended and the Company’s share of its total assets and net income was $162.0 million and approximately $170,000, respectively.

As of September 30, 2009, Columbia I owned 14 shopping centers, had total assets of $324.7 million, and net income of $4.9 million for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia I. During 2009, the Company did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gain of $4.3 million. In December 2008, the Company earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s outperformance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a cumulative hurdle rate as outlined in the partnership agreement which was reflected in other receivables as of December 31, 2008. The Company collected the receivable in full in April 2009.

As of September 30, 2009, Columbia II owned 16 shopping centers, had total assets of $316.5 million and a net loss of approximately $293,000 for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to Columbia II. During 2009, the

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of September 30, 2009, Cameron owned one shopping center, had total assets of $109.4 million and a net loss of $1.1 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to Cameron.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of September 30, 2009, RegCal owned seven shopping centers, had total assets of $156.8 million, and net income of approximately $412,000 for the nine months ended and the Company’s share of its total assets and net income was $39.2 million and approximately $103,000, respectively. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain that the Company recognizes on property sales to RegCal. During 2009, the Company did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) as the only other partner in three co-investment partnerships, one in which the Company has an ownership interest of 25% (“MCWR I”), one in which the Company has an ownership interest of 24.95% (““MCWR III”), and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with MCW totals $32.4 million and represents less than 1% of the Company’s total assets at September 30, 2009. The MCW co-investment partnerships had total assets of $561.0 million and a net loss of approximately $7,600 for the nine months ended and the Company’s share of its total assets and net loss was $107.2 million and approximately $528,000 of income due to the accretion to income of the net difference between the carrying amount of the investments and the underlying equity in net assets, respectively.

As of September 30, 2009, MCWR I owned nine shopping centers, had total assets of $111.6 million, and net income of $4.3 million for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain the Company recognizes on property sales to MCWR I. During 2009, the Company did not sell any properties to MCWR I. Since the inception of MCWR I in 2001, the Company has recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. The Company is in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. As of September 30, 2009, MCW had received 27 properties and the Company had received four properties through the DIK. The four properties the Company received had a fair value of $102.6 million, net of debt, and consistent with the Restricted Gain Method, the properties were recorded at the net carrying value of the Company’s equity investment of $21.1 million, net of deferred gain of $31.7 million. As a result, no gain or

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

loss was recognized on the dissolution. The dissolution is subject to required lender consents for ownership transfer and should be completed by the end of 2009 when the Company and MCW expect to receive the final two and seven remaining properties, respectively. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of September 30, 2009, MCWR III owned four shopping centers, had total assets of $65.4 million and a net loss of approximately $286,000 for the nine months ended. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR III. During 2009, the Company did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of September 30, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $384.0 million and recorded a net loss of $4.0 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to MCWR-DESCO.

The Company co-invests with MCW and Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one co-investment partnership in which the Company has an ownership interest of 25% (“MCWR II”). The Company’s investment in MCWR II totals $157.1 million and represents 3.8% of the Company’s total assets at September 30, 2009.

On July 17, 2009, we announced that MCW had agreed to sell 60% of its partnership interest in MCWR II to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, Regency acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of MCWR II. US Manager was owned 50% by Regency and 50% by an affiliate of Macquarie Bank Limited. The transaction increased Regency’s ownership in MCWR II to 25% from 24.95%. At the second closing, GRI will acquire from MCW, an incremental 15% interest in MCWR II. Regency expects this to occur once the existing mortgage lenders consent to the transaction or MCW prepays the mortgage loans. After this second closing, GRI will own 60% of MCWR II, Regency will own 25%, and MCW will own 15%. Regency will retain asset management, property management, and leasing responsibilities. At the initial closing Regency received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. Regency is to receive an additional disposition fee equal to 1% of gross sales price paid by GRI at future closings. As part of the agreement, Regency negotiated two separate options to acquire additional interests in the partnership less a discount of 7.7%. If both options were exercised, Regency would acquire MCW’s then remaining 15% interest in MCWR II, increasing Regency’s total ownership to 40%. The first option allows Regency to acquire 10% and must be exercised no later than April 2011. If Regency does not exercise the first option, GRI will be given the right to acquire this same interest. If GRI chooses not to acquire this same interest, MCW can initiate a DIK, but limited only to the extent of its 10% interest in the entity. The second option allows Regency to acquire MCW’s remaining 5% interest in MCWR II and must be exercised, by the later of March 31, 2010, or GRI’s second closing. If Regency does not exercise this remaining 5% option, GRI must acquire the 5% interest from MCW. If Regency does not exercise both the first and second discounted options, it will receive a cash payment of up to $17.0 million from MCW.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

As of September 30, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and a net loss of $111.8 million for the nine months ended and the Company’s share of its total assets and net loss was $554.5 million and $28.1 million, respectively. The net loss was primarily related to the provision for impairment recorded during 2009 as a result of MCW’s decision to sell its interest in MCWR II and related change in holding period for certain properties. As part of the sale negotiations, GRI identified 14 properties that it would target for sale over the next three years. These properties were previously expected to be held and used long term and this change in the properties’ holding periods resulted in a provision for impairment of $104.4 million. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR II. During 2009, the Company did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, the Company has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of September 30, 2009, the Fund owned nine shopping centers, had total assets of $370.8 million, and recorded a net loss of $2.2 million for the nine months ended and the Company’s share of its total assets and net loss was $74.1 million and approximately $281,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2009, the Company did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	September 30, 2009	December 31, 2008
Investment in real estate, net	$3,908,604	4,518,783
Acquired lease intangible assets, net	141,140	186,141
Other assets	138,214	157,806

Total assets	$4,187,958	4,862,730

Notes payable	$2,475,661	2,792,450
Acquired lease intangible liabilities, net	87,650	97,146
Other liabilities	84,589	83,814
Members’ or Partners’ capital	1,540,058	1,889,320

Total liabilities and capital	$4,187,958	4,862,730

Investments in real estate partnerships had notes payable of $2.5 billion and $2.8 billion as of September 30, 2009 and December 31, 2008, respectively, and the Company’s proportionate share of these loans was $588.1 million and $664.1 million, respectively. The Company does not guarantee these loans except for two loans totaling $35.4 million related to its 50% investment interest in two single asset investments in real estate partnerships where the loan agreements contain “several” guarantees from each partner.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

As of September 30, 2009, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2009	$1,043	11,545	—	12,588	2,538
2010	4,189	645,223	26,750	676,162	168,247
2011	3,887	462,916	—	466,803	115,660
2012	4,662	247,907	—	252,569	62,504
2013	4,469	32,447	—	36,916	9,058
Beyond 5 Years	33,852	991,192	—	1,025,044	229,011
Unamortized debt premiums, net	—	5,579	—	5,579	1,079

Total	$52,102	2,396,809	26,750	2,475,661	588,097

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$107,476	121,640	322,684	364,952

Operating expenses:
Depreciation and amortization	39,786	44,638	120,216	135,803
Operating and maintenance	14,648	17,756	46,409	52,055
General and administrative	2,566	2,014	7,234	7,190
Real estate taxes	15,020	15,293	45,022	46,168
Provision for doubtful accounts	4,933	672	8,426	1,285
Provision for impairment	4,627	—	104,416	—

Total operating expenses	81,580	80,373	331,723	242,501

Other expense (income):
Interest expense, net	34,834	36,208	102,690	109,137
(Gain) loss on sale of real estate	(37)	15	(6,142)	(13,487)
Other income	1	35	71	104

Total other expense (income)	34,798	36,258	96,619	95,754

Net income (loss)	$(8,902)	5,009	(105,658)	26,697

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

5.	Notes Receivable

The Company had notes receivable outstanding of $26.3 million and $31.4 million at September 30, 2009 and December 31, 2008, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $10.7 million and $12.9 million at September 30, 2009 and December 31, 2008, respectively, of which $10.3 million and $12.5 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 5.7 years and the aggregate amortization expense recorded for these in-place leases was approximately $633,000 and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $366,000 and $442,000 at September 30, 2009 and December 31, 2008, respectively. The remaining weighted average amortization period was 3.7 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $25,000 and $27,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $77,000 and $86,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company had acquired lease intangible liabilities, net of accretion, of $6.4 million and $7.9 million as of September 30, 2009 and December 31, 2008, respectively. The remaining weighted average accretion period is 4.2 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was approximately $479,000 and $559,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.

7.	Income Taxes

Income tax (benefit) expense is included in other expenses in the accompanying Consolidated Statements of Operations and the Company recorded an income tax benefit of approximately $509,000 and an income tax expense of $1.3 million during the three months ended September 30, 2009 and 2008, respectively, and an income tax benefit of approximately $686,000 and an income tax expense of approximately $964,000 during the nine months ended September 30, 2009 and 2008, respectively.

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of RRG’s U.S. income tax returns for 2006 and 2007 which was completed in June 2009. The IRS did not propose any adjustments to the open tax years under audit.

8.	Notes Payable and Unsecured Credit Facilities

On September 3, 2009, the Company closed on a $10.7 million two-year construction loan for a development project with an interest rate of LIBOR plus 300 basis points. The balance was approximately $512,000 at September 30, 2009.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

On August 18, 2009, RCLP completed a cash tender offer and purchased $19.5 million in principal of its $150 million 8.45% unsecured notes due September 1, 2010 and $46.5 million in principal of it $220 million 7.95% unsecured notes due January 15, 2011 (the “Notes”). The total consideration paid for the Notes was $69.5 million or $1,035 per $1,000 in principal, plus accrued and unpaid interest. The payment was funded from available cash and the Company recorded a $2.7 million expense for early extinguishment of debt in the accompanying Consolidated Statement of Operations.

On July 1, 2009, the Company closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

In conjunction with properties distributed to the Company as part of the in-process liquidation of MCWR I, which began on January 14, 2009, the Company assumed two mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On March 5, 2008, the Company entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Company with a $341.5 million, three-year term loan facility (the “Term Facility”) maturing in February 2011. The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at the Company’s discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 1.36% and 3.30% at September 30, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The balance on the Term Facility was $227.7 million at September 30, 2009 and December 31, 2008. There was no balance on the revolving credit facility at September 30, 2009 or December 31, 2008.

The Company has a Line commitment (“the Line”) of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term maturing in February 2011 with a one-year extension at the Company’s option and a current interest rate of LIBOR plus 40 basis points subject to maintaining corporate credit and senior unsecured ratings at BBB+. The Company paid the $180.0 million balance on the Line in full in April 2009 and there was no balance at September 30, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

On September 30, 2009 Standard and Poor’s Rating Services lowered Regency’s corporate credit rating and senior unsecured debt rating to BBB from BBB+ related to the reduction in its fixed charge coverage ratio in 2009 as compared to 2008, a direct result of the negative impact of the current economic downturn on the Company’s operations. As a result of this downgrade, the interest rate on the Line will increase to LIBOR plus 55 basis points and the interest rates on the term loan and revolving portion of the Term Facility will increase to LIBOR plus 120 basis points and 100 basis points, respectively, effective October 1, 2009.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), the Company has $941.5 million of total capacity and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

financing. As of September 30, 2009, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.71%. As of September 30, 2009, the Company had one variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points maturing on October 1, 2009, at which time the Company closed on an amendment extending the loan maturity to October 1, 2014 with an interest rate equal to LIBOR plus 380 basis points. The Company has a variable rate construction loan with an interest rate of LIBOR plus 300 basis points.

The Company’s outstanding debt at September 30, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$393,287	235,150
Variable rate mortgage loans	5,521	5,130
Fixed rate unsecured loans	1,481,870	1,597,624

Total notes payable	1,880,678	1,837,904
Unsecured credit facilities	227,667	297,667

Total	$2,108,345	2,135,571

As of September 30, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	$1,390	5,009	—	6,399
2010	5,393	17,043	140,461	162,897
2011	5,291	11,788	421,153	438,232
2012	5,609	—	250,000	255,609
2013	5,536	16,356	—	21,892
Beyond 5 Years	13,079	313,128	900,000	1,226,207
Unamortized debt discounts, net	—	(815)	(2,076)	(2,891)

Total	$36,298	362,509	1,709,538	2,108,345

(a)	Includes unsecured public debt and Unsecured credit facilities

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

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

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives will be amortized over the original terms of the hedged loans and recognized directly in earnings as interest expense. During the nine months ended September 30, 2009 and 2008, the Company had no hedge ineffectiveness that was recognized in earnings.

On April 16, 2009, the Company paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, the Company closed on mortgage loans of $106.0 million secured by eight properties with a fixed interest rate of 7.75% and a ten-year term. The $20.0 million loss from the swap settlement began amortization over a ten year period in July 2009; therefore, the effective interest rate on these mortgage loans is 9.63%.

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the nine months ended (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 30,			September 30,
Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	2009	2008		2009	2008
Interest rate products	$(18,498)	980	Interest expense	$1,479	980

The unamortized balance of the settled interest rate swaps at September 30, 2009 and December 31, 2008 was $26.3 million and $7.8 million, respectively.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$ 100,000	5.415%	09/15/20	$(12,606)
90,700	5.399%	01/15/20	(13,879)
100,000	5.415%	09/15/20	(12,551)

$ 290,700			$(39,036)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in thousands):

Liability Derivatives
As of September 30, 2009		As of December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$(39,036)	Derivative instruments	$(83,691)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For $90.7 million of the remaining Swaps, the Company continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, the Company continues to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The Company continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Company’s current credit

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Company expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new issuances are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issued, above that of maturing debt, would result in additional annual interest expense of $3.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the respective interest rate swaps.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.

As of September 30, 2009 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilties (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(39,036)	—	(40,376)	1,340

Changes in Level 3 inputs are not sufficiently significant to warrant reconciliation for the nine months ended September 30, 2009.

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate and notes receivable. During the nine months ended September 30, 2009 and 2008, the Company established provisions for impairment of $104.4 million and $1.8 million, respectively, including $102.0 million and $1.1 million, which were recognized during the three months ended September 30, 2009 and 2008, respectively. The principal triggering event that led to the impairment charges during the third quarter of 2009 related to a prospective anchor tenant for several development sites that

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, Regency reevaluated its development plans incorporating revisions to its assumptions such as declines in lease up periods, lower rental rates, rising vacancies, and higher capitalization rates. The Company also reduced its overall probability of future development at some of the sites. For the three and nine months ended September 30, 2009, the Company recorded impairments on land held for future development or sale of $92.7 million and $93.7 million, respectively, and approximately $716,000 for the nine months ended September 30, 2008. During 2009, the Company also reduced its estimated holding period and corresponding future cash flows on several operating and development properties as a result of weaker operating environments in the markets in which these properties are located. For the three and nine months ended September 30, 2009, the Company recorded impairments on these properties of $8.8 million and $10.2 million, respectively. For the three and nine months ended September 30, 2009 and 2008, the Company recorded impairments on notes receivable of approximately $465,000 and $1.1 million, respectively. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value, the Company reduces the holding period on properties held and used, or it decides to classify properties as held for sale where they were previously classified as held and used. See Note 1(c) for a discussion of the inputs used in determining the fair value of long-lived assets. The Company has determined that the inputs used to value its long-lived assets fall within Level 2 and 3 of the fair value hierarchy.

The Company’s assets measured at fair value on a nonrecurring basis are those long-lived assets for which the Company has recorded a provision for impairment during 2009. The assets measured at fair value on a nonrecurring basis are as follows:

	Fair Value Measurements Using:
Assets	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Long-lived assets held and used:
Real Estate	$126,100	—	47,751	78,349	(103,937)
Note Receivable	414	—	—	414	(465)

Total	$126,514	—	47,751	78,763	(104,402)

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated financial statements.

Notes Payable

The carrying value of the Company’s variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit markets, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used by the Company, the fair value of notes payable and the Unsecured credit facilities was approximately $1.6 billion and $1.3 billion at September 30, 2009 and December 31, 2008.

Noncontrolling Interests

As of September 30, 2009 and December 31, 2008, the Company had 468,211 exchangeable operating partnerships (“OP”) Units outstanding. The redemption value of the exchangeable OP Units is based on the closing market price of Regency’s common stock, which was $37.05 and $46.70 per share as of September 30, 2009 and December 31, 2008, respectively, and the aggregate redemption value was $17.3 million and $21.9 million, respectively.

At September 30, 2009, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.1 million and $9.5 million at September 30, 2009 and December 31, 2008, respectively. Their related carrying value was $6.6 million and $6.3 million as of September 30, 2009 and December 31, 2008, respectively, which is included within noncontrolling interests of limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2009 are summarized as follows:

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

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

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

Noncontrolling Interest of Preferred Units

At September 30, 2009 and December 31, 2008, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Terms and conditions for the Series D Preferred Units outstanding as of September 30, 2009 and December 31, 2008 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/14

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

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of September 30, 2009 and December 31, 2008, the Company had 468,211 redeemable OP Units outstanding. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At September 30, 2009 and December 31, 2008, the Company’s noncontrolling interest in these consolidated partnerships was $11.8 million and $8.0 million, respectively.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Restricted stock	$1,765	2,655	5,000	13,091
Stock options	—	247	—	741
Directors’ fees paid in common stock	71	83	228	295

Total	$1,836	2,985	5,228	14,127

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. During 2009, compensation expense declined as a result of the Company reducing estimated payout amounts related to incentive compensation tied directly to Company performance. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended September 30, 2009 and 2008, compensation expense of approximately $391,000 and $1.3 million, respectively, was capitalized. During the nine months ended September 30, 2009 and 2008, compensation expense of approximately $1.8 million and $5.3 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At September 30, 2009, there were approximately 1.9 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised, if the existing options were exercised under specific criteria provided for in the Plan. In 2005 and 2007, the Company acquired the “reload” rights of existing employees’ and directors’ stock options from the option holders, substantially canceling all of the “reload” rights on existing stock options in exchange for new options. These new stock options vest 25% per year and are expensed ratably over a four-year period beginning in year of grant. Options granted under the reload buy-out plan do not earn dividend equivalents.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued. No stock options were granted during 2009.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The following table reports stock option activity during the nine months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2008	574,027	$51.24
Less: Exercised	5,020	30.31
Less: Forfeited	36,113	54.33
Less: Expired	34,577	48.46

Outstanding September 30, 2009	498,317	$51.42	4.4	(7,158)

Vested and expected to vest - September 30, 2009	498,317	$51.42	4.4	(7,158)

Exercisable September 30, 2009	493,948	$51.09	4.4	(6,934)

The total intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $19,000. As of September 30, 2009, there was approximately $88,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan all of which is expected to be recognized in 2009. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the nine months ended September 30, 2009:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	180,020	$6.04
Less: Forfeited	2,307	8.78
Less: 2009 Vesting	173,344	5.96

Non-vested at September 30, 2009	4,369	$8.78

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

September 30, 2009

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

The following table reports non-vested restricted stock activity during the nine months ended September 30, 2009:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2008	508,773
Add: Granted	278,117		$39.09
Less: Vested and Distributed	256,000		$38.10
Less: Forfeited	29,331		$67.21

Non-vested at September 30, 2009	501,559	$18,583

As of September 30, 2009, there was $14.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in additional paid in capital of the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

13.	Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively (in thousands except per share data):

	2009	2008
Numerator:
Income (loss) from continuing operations	$(79,763)	44,558
Discontinued operations	1,152	5,640

Net income (loss)	(78,611)	50,198
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	562	1,379

Net income (loss) attributable to common stockholders	(84,092)	43,900
Less: Dividends paid on unvested restricted stock	164	299

Net income (loss) attributable to common stockholders - basic and diluted	$(84,256)	43,601

Denominator:
Weighted average common shares outstanding for basic EPS	79,928	69,522
Incremental shares to be issued under common stock options	—	90

Weighted average common shares outstanding for diluted EPS	79,928	69,612

Income (loss) per common share – basic
Continuing operations	$(1.07)	0.55
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders per share	$(1.05)	0.63

Income (loss) per common share – diluted
Continuing operations	$(1.07)	0.55
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders per share	$(1.05)	0.63

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

The following summarizes the calculation of basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively (in thousands except per share data):

	2009	2008
Numerator:
Income (loss) from continuing operations	$(70,846)	108,224
Discontinued operations	6,662	13,201

Net income (loss)	(64,184)	121,425
Less: Preferred stock dividends	14,756	14,756
Less: Noncontrolling interests	2,770	4,182

Net income (loss) attributable to common stockholders	(81,710)	102,487
Less: Dividends paid on unvested restricted stock	492	896

Net income (loss) attributable to common stockholders - basic and diluted	$(82,202)	101,591

Denominator:
Weighted average common shares outstanding for basic EPS	75,602	69,414
Incremental shares to be issued under common stock options	—	113

Weighted average common shares outstanding for diluted EPS	75,602	69,527

Income (loss) per common share – basic
Continuing operations	$(1.18)	1.27
Discontinued operations	0.09	0.19

Net income (loss) attributable to common stockholders per share	$(1.09)	1.46

Income (loss) per common share – diluted
Income (loss) from continuing operations	$(1.18)	1.27
Discontinued operations	0.09	0.19

Net income (loss) attributable to common stockholders per share	$(1.09)	1.46

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

14.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with these legal obligations to be approximately $2.9 million, all of which has been reserved in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

15.	Restructuring Charges

In March 2009, the Company announced an additional restructuring plan designed to align employee headcount with the Company’s projected workload. As a result, the Company recorded restructuring charges of $2.2 million for employee severance and benefits related to the second employee reduction in force phase which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2009. The restructuring charges included severance benefits for 44 employees with no future service requirement and were funded by September 30, 2009 using cash from operations. The charges for the nine months ended September 30, 2009 associated with the restructuring program are as follows (in thousands):

	Total Restructuring Charge	Payments through September 30, 2009	Accrual at September 30, 2009	Due within 12 months
Severance	$1,913	1,913	—	—
Health insurance	148	148	—	—
Placement services	178	178	—	—

Total	$2,239	2,239	—	—

Regency Centers Corporation

Notes to Consolidated Financial Statements

September 30, 2009

16.	Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the SEC on November 6, 2009. See below for related subsequent event disclosures:

On October 27, 2009 Regency finalized the formation of a new co-investment partnership, in which it has an ownership interest of 20%, with United Services Automobile Association (“USAA partnership”) and simultaneously sold seven Regency shopping centers to the partnership. One additional asset was sold to the partnership on November 3, 2009. The eight assets were sold for $133.1 million and net proceeds from the sale were approximately $103.5 million. The partnership agreement contains a clause that provides for each partner’s unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will recognize a gain on the sale of the properties by applying the Restricted Gain method.

On November 2, 2009 the Company announced a change in organizational structure and will record approximately $5.3 million related to this reorganization during the fourth quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation appearing elsewhere within.

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

At September 30, 2009, we directly owned 224 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.8 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.1 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 185 shopping centers (the “Unconsolidated Properties”) located in 26 states and the District of Columbia representing 22.1 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $333.6 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, disposition, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 409 shopping centers located in 29 states and the District of Columbia and contains 45.9 million square feet of GLA.

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

The recent recession and a continued weak economy have negatively impacted our results. Regency is experiencing slower lease up and less tenant demand for vacant space as well as a higher level of retail store closings and collection losses in our shopping centers. These factors have contributed to a decline in our occupancy percentages and rental revenues.

We are closely monitoring certain national tenants who have negotiated co-tenancy clauses in their lease agreements. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the weak economy continues to depress retail sales, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help to mitigate the current economy’s negative impact on our shopping centers. However, the negative impact could still be significant, especially in our larger format community shopping centers that contain a substantial number of tenant leases with co-tenancy clauses.

We are closely monitoring the operating performance, collections, and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition, business practice, reductions in sales and store closings in other locations. We expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. We are currently experiencing a higher tenant default rate as compared to previous years primarily related to our local tenants, which are generally defined as tenants operating five or fewer stores, primarily restaurants, fitness centers, dry cleaners and tanning salons, to name a few.

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

In the near term, fewer new store openings amongst retailers is resulting in reduced demand for new retail space and causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we have significantly reduced our development program by decreasing the number of new projects started, phasing existing developments that lack retail demand, and decreasing related general and administrative expense. Although our development program will continue to play a part of our long term business strategy, new development projects are being and will always be rigorously evaluated in regard to availability of capital, visibility of tenant demand to achieve a stabilized occupancy, and sufficient investment returns.

We strive to maintain a conservative capital structure, with the objective of maintaining our investment-grade ratings. Our approach is founded on a combination of maintaining a strong balance sheet and capital recycling to fund our future capital commitments and growth. The strength of our balance sheet is directly related to maintaining conservative debt to asset, debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and fixed charge coverage ratios. Further, we endeavor to maintain a high percentage of unencumbered assets, currently 82.5% of our total real estate assets, which allows access to the mortgage markets; maintain significant cash balances, $173.8 million as of September 30, 2009; and maintain significant availability on our $713.8 million line of credit commitment, which currently has no outstanding balance. Our debt to asset ratio, including our pro-rata share of the debt and assets of unconsolidated partnerships is 48.2% at September 30, 2009, which is favorably lower than our ratio at December 31, 2008 of 50%. If we were to repay a portion of our outstanding debt with our available cash balances, our current debt to asset ratio would fall to 46.6%. For the nine months ended September 30, 2009, our fixed charge coverage ratio, including our pro-rata share of the EBITDA and interest of unconsolidated partnerships, declined to 2.1 times as compared to 2.3 times in 2008, directly related to a reduction in EBITDA which has been significantly impacted by the recent recession.

During September 2009, Standard and Poor’s Rating Services lowered our corporate credit rating and senior unsecured debt rating from BBB+ to BBB due to the decline in our fixed charge coverage ratio.

Capital recycling involves contributing shopping centers to co-investment partnerships and culling non-strategic assets from our real estate portfolio and selling those in the open market. These sales proceeds are either reserved for future capital commitments related to in process development or debt maturities, or re-deployed into new, high-quality developments and acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to execute our capital recycling program or generate adequate sources of capital, we will significantly reduce and even stop new investment activity.

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

The current lack of liquidity in the capital markets is having a corresponding effect on new investment activity in our co-investment partnerships. Our co-investment partnerships have significant levels of debt that mature through 2012, and are subject to significant borrowing risks. As a result of declines in real estate values during the recession, the refinancing of maturing loans will require us and our joint venture partners to each contribute our respective pro-rata share of capital to the joint ventures in order to reduce the amount of borrowing to acceptable loan to value levels which we expect will be required for new financings. While we have to date successfully refinanced maturing loans, the longer-term impact of the current economy on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt remains challenging. While we believe that our partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the constrained capital markets will not inhibit their ability to access capital and meet their future funding requirements. The impact to Regency of a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	September 30, 2009	December 31, 2008
Number of Properties (a) (d)	409	440
Number of Properties (b) (d)	224	224
Number of Properties (c) (d)	185	216
Properties in Development (a)	40	45
Properties in Development (b)	39	44
Properties in Development (c)	1	1
Gross Leasable Area (a)	45,883,496	49,644,545
Gross Leasable Area (b)	23,780,620	24,176,536
Gross Leasable Area (c)	22,102,876	25,468,009
Percent Leased (a)	92.0%	92.3%
Percent Leased (b)	90.8%	90.2%
Percent Leased (c)	93.3%	94.3%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
(b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)
(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
(d)	Includes Properties in Development

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	September 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	8,814,903	19.2%	92.3%	76	9,597,194	19.3%	91.9%
Florida	57	5,518,898	12.0%	91.7%	60	6,050,697	12.2%	93.9%
Texas	36	4,403,509	9.6%	89.9%	36	4,404,025	8.9%	90.5%
Virginia	29	3,645,315	7.9%	94.4%	30	3,799,919	7.6%	95.6%
Illinois	23	2,769,865	6.0%	89.7%	24	2,901,919	5.8%	90.0%
Missouri	23	2,265,466	4.9%	97.2%	23	2,265,422	4.6%	96.8%
Ohio	15	2,245,341	4.9%	93.2%	17	2,631,530	5.3%	86.7%
Colorado	20	2,067,854	4.5%	88.4%	22	2,285,926	4.6%	91.4%
Georgia	23	2,019,330	4.4%	91.4%	30	2,648,555	5.3%	92.7%
North Carolina	14	2,016,488	4.4%	90.7%	15	2,107,442	4.2%	91.9%
Maryland	16	1,873,908	4.1%	92.6%	16	1,873,759	3.8%	94.0%
Pennsylvania	12	1,414,123	3.1%	92.4%	12	1,441,791	2.9%	90.1%
Washington	11	1,038,514	2.3%	96.3%	13	1,255,836	2.5%	97.0%
Oregon	10	976,696	2.1%	97.2%	11	1,087,738	2.2%	97.1%
Tennessee	7	565,386	1.2%	90.4%	8	574,114	1.2%	92.0%
Massachusetts	3	561,186	1.2%	93.8%	3	561,186	1.1%	93.4%
Nevada	3	532,054	1.2%	81.7%	3	528,368	1.1%	83.4%
Arizona	4	496,073	1.1%	85.3%	4	496,073	1.0%	94.3%
Minnesota	3	483,938	1.1%	96.9%	3	483,938	1.0%	92.9%
Delaware	4	472,005	1.0%	94.0%	4	472,005	0.9%	95.2%
South Carolina	6	360,718	0.8%	96.1%	8	451,494	0.9%	96.7%
Indiana	6	273,253	0.6%	81.1%	6	273,279	0.6%	76.4%
Wisconsin	2	269,128	0.6%	97.7%	2	269,128	0.5%	97.7%
Alabama	2	203,206	0.4%	72.0%	3	278,299	0.6%	78.3%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	92.3%	2	156,482	0.3%	96.2%
Michigan	2	118,273	0.3%	85.8%	2	118,273	0.2%	84.9%
New Hampshire	1	78,893	0.2%	96.7%	1	84,793	0.2%	80.4%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,184	0.1%	63.7%	3	325,853	0.7%	90.2%

Total	409	45,883,496	100.0%	92.0%	440	49,644,545	100.0%	92.3%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $398.8 million and $2.4 billion, respectively.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	September 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,571,318	23.4%	92.1%	46	5,668,350	23.5%	89.7%
Florida	43	4,301,310	18.1%	91.4%	41	4,198,414	17.4%	94.4%
Texas	28	3,370,864	14.2%	89.3%	28	3,371,380	13.9%	89.9%
Ohio	13	1,708,268	7.2%	93.7%	14	1,985,392	8.2%	85.3%
Georgia	17	1,507,612	6.3%	91.0%	16	1,409,622	5.8%	92.0%
Colorado	14	1,120,610	4.7%	86.0%	14	1,130,771	4.7%	86.2%
North Carolina	9	939,726	4.0%	94.9%	9	951,177	3.9%	94.6%
Virginia	7	870,886	3.7%	91.1%	7	958,825	4.0%	90.8%
Oregon	8	735,544	3.1%	98.1%	8	733,068	3.0%	98.4%
Tennessee	6	479,321	2.0%	89.9%	7	488,049	2.0%	91.2%
Washington	6	461,073	1.9%	94.5%	7	538,155	2.2%	95.9%
Nevada	2	432,990	1.8%	78.5%	2	429,304	1.8%	81.1%
Illinois	3	414,996	1.7%	84.7%	3	414,996	1.7%	84.7%
Arizona	3	388,440	1.6%	85.1%	3	388,440	1.6%	93.0%
Massachusetts	2	375,907	1.6%	90.7%	2	375,907	1.6%	90.5%
Pennsylvania	4	320,279	1.4%	88.7%	4	347,430	1.4%	77.6%
Delaware	2	240,418	1.0%	99.2%	2	240,418	1.0%	99.2%
Michigan	2	118,273	0.5%	85.8%	2	118,273	0.5%	84.9%
Maryland	1	107,063	0.5%	75.4%	1	106,915	0.4%	77.8%
Alabama	1	84,740	0.4%	76.2%	1	84,741	0.4%	68.7%
New Hampshire	1	78,893	0.3%	96.7%	1	84,793	0.4%	80.4%
South Carolina	2	74,421	0.3%	90.6%	2	74,422	0.3%	90.6%
Indiana	3	54,484	0.2%	48.7%	3	54,510	0.2%	34.1%
Kentucky	1	23,184	0.1%	63.7%	1	23,184	0.1%	33.6%

Total	224	23,780,620	100.0%	90.8%	224	24,176,536	100.0%	90.2%

The Consolidated Properties are encumbered by mortgage loans of $398.8 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	September 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,243,585	14.7%	92.9%	30	3,928,844	15.4%	94.9%
Virginia	22	2,774,429	12.6%	95.4%	23	2,841,094	11.2%	97.2%
Illinois	20	2,354,869	10.7%	90.5%	21	2,486,923	9.8%	90.9%
Missouri	23	2,265,466	10.2%	97.2%	23	2,265,422	8.9%	96.8%
Maryland	15	1,766,845	8.0%	93.7%	15	1,766,844	6.9%	95.0%
Florida	14	1,217,588	5.5%	92.7%	19	1,852,283	7.3%	92.6%
Pennsylvania	8	1,093,844	4.9%	93.5%	8	1,094,361	4.3%	94.1%
North Carolina	5	1,076,762	4.9%	86.9%	6	1,156,265	4.5%	89.7%
Texas	8	1,032,645	4.7%	91.9%	8	1,032,645	4.0%	92.6%
Colorado	6	947,244	4.3%	91.2%	8	1,155,155	4.5%	96.4%
Washington	5	577,441	2.6%	97.7%	6	717,681	2.8%	97.8%
Ohio	2	537,073	2.4%	91.6%	3	646,138	2.5%	91.0%
Georgia	6	511,718	2.3%	92.5%	14	1,238,933	4.9%	93.6%
Minnesota	3	483,938	2.2%	96.9%	3	483,938	1.9%	92.9%
South Carolina	4	286,297	1.3%	97.6%	6	377,072	1.5%	98.0%
Wisconsin	2	269,128	1.2%	97.7%	2	269,128	1.1%	97.7%
Oregon	2	241,152	1.1%	94.6%	3	354,670	1.4%	94.3%
Delaware	2	231,587	1.1%	88.5%	2	231,587	0.9%	91.1%
Indiana	3	218,769	1.0%	89.1%	3	218,769	0.9%	87.0%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.7%	99.4%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.7%	92.3%	2	156,482	0.6%	96.2%
Alabama	1	118,466	0.5%	69.1%	2	193,558	0.8%	82.5%
Arizona	1	107,633	0.5%	85.8%	1	107,633	0.4%	98.9%
Nevada	1	99,064	0.4%	95.7%	1	99,064	0.4%	93.0%
Tennessee	1	86,065	0.4%	93.4%	1	86,065	0.3%	96.2%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%
Kentucky	—	—	—	—	2	302,669	1.2%	94.6%

Total	185	22,102,876	100.0%	93.3%	216	25,468,009	100.0%	94.3%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at September 30, 2009:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	56	8.7%	5.4%
Publix	57	6.9%	4.2%
Safeway	62	5.8%	3.7%
Super Valu	34	3.3%	2.6%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the nine months ended September 30, 2009 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (a)	% of GLA	Regency Pro-rata (b)	% of GLA
Leasing Activity GLA:
New Leases Signed	1,067	2.3%	786	2.7%
Existing Leases Renewed	2,761	6.0%	1,543	5.3%

Total Leasing Activity	3,828	8.3%	2,329	8.0%

Leases Moved Out	(1,590)	-3.5%	(1,096)	-3.8%

New Leases less Moveouts	(523)	-1.1%	(310)	-1.1%

Rental Rate Growth %	-2.5%		-3.6%
Leases Expiring in 2009 (c)	1,445	3.2%	802	2.8%

(a)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.

(b)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.

(c)	Excludes 231,654 and 393,089 SF of leases under month to month rental agreements or leases in process of renewal

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

We are closely monitoring 94 video rental stores that occupy our shopping centers on a Combined Basis that represent $7.6 million of annual base rent on a pro-rata basis. Blockbuster Video represents the majority of our video rental leases with 72 stores and annual base rent of $6.2 million or 1.4% of our annualized base rent including our pro-rata share of 24 stores in the Unconsolidated Properties. Blockbuster has announced publicly that it will close stores while it begins rolling out a new kiosk format, and has informed us that they intend to close 12 of the 72 stores located in our shopping centers, six of which are stores within the Consolidated Properties. We currently have 16 Movie Gallery/Hollywood Video stores occupying our shopping centers, six of which are leases in the Consolidated Properties and all of which are in default. The annual base rent on a pro-rata basis associated with these stores is approximately $1.1 million or less than 1% of our annual base rent on a pro-rata basis.

During 2009, EJ’s Shoes, Eddie Bauer, Bi-Lo Supermarkets and Ritz Camera each filed for Chapter 11 bankruptcy protection. The combined annual base rent on a pro-rata basis associated with these stores approximates $911,000 or less than 1% of our annual base rent on a pro-rata basis.

During 2008, Bally’s Total Fitness and Washington Mutual (“WaMu”) filed for Chapter 11 bankruptcy protection. Bally’s Total Fitness has rejected one lease and assumed one lease in our shopping centers representing $9,000 of base rent on a pro-rata basis. WaMu was taken over by the Federal Deposit Insurance Corporation as receiver who to date has rejected 11 of the 26 WaMu leases in our shopping centers. The annual base rent on a pro-rata basis associated with the remaining 15 WaMu leases is approximately $1.3 million. The annual base rent on a pro-rata basis associated with these bankrupt tenants is less than 1% of our annual base rent on a pro-rata basis.

We continue to monitor and communicate with those tenants who have announced store closings or are experiencing financial distress; and, we expect as the current economic weakness continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. We continue to experience a higher tenant default rate as compared to previous years primarily related to our local tenants, some of which are being significantly impacted by the lack of small business financing available to them. In addition, we noted significant deterioration in our overall accounts receivable collection rate. As a result, we have increased our allowance for doubtful accounts as described below within our results from operations. As the current weak economy continues to depress retail sales, we could also experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help to mitigate the current economy’s negative impact on our shopping centers. However, the negative impact could still be significant, especially in our larger format community shopping centers that contain a substantial number of tenant leases with co-tenancy clauses. We are not currently aware of the pending bankruptcy of any tenants in our shopping centers that would cause a significant reduction in our revenues, and no tenant represents more than 6% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

The following table summarizes net cash flows related to operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Net cash provided by operating activities	$162,853	186,669
Net cash used in investing activities	(90,204)	(126,733)
Net cash provided by (used in) financing activities	79,616	(52,827)

Net increase in cash and equivalents	$152,265	7,109

As of October 1, 2009, we estimate that we will require approximately $795.5 million through 2011 to repay $589.9 million of maturing debt, complete in-process developments, and to fund estimated capital calls from co-investment partnerships for mortgage refinancings of $125.2 million (our “Future Capital Needs”). We have been executing our plan to source the necessary funds to meet these Future Capital Needs in addition to existing sources as follow:

•

Commitments available to us under our unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million. As of November 6, 2009, we had no balance outstanding on the Line or the revolving credit facility. The Line is available to us through January 2011, at which time we have the option to extend $600.0 million of the commitment to January 2012.

•

On April 24, 2009, we completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs, a portion of which was used to fully repay the $180.0 million balance on the Line and fund construction costs.

•	On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties (the “Allianz Loan”).

•

On October 27, 2009 we finalized the formation of a new co-investment partnership with United Services Automobile Association (“USAA”) in which we have a 20% ownership interest and simultaneously sold seven of our shopping centers to the partnership. One additional asset was sold to the partnership on November 3, 2009. The eight assets were sold for $133.1 million, and net proceeds to us were approximately $103.5 million.

On October 30, 2009 our cash balance approximated $256.2 million. We expect to fund additional Future Capital Needs through issuances of new long-term debt as existing loans mature in the future or through the issuance of equity. Capital required for the remainder of 2009 is estimated to be $23.0 million related to construction costs of in-process development projects.

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, and capital expenditures necessary to maintain our shopping centers. During the nine months ended September 30, 2009 and 2008, we incurred capital expenditures to maintain our shopping centers of $7.8 million and $10.8 million; we paid scheduled principal payments of $3.9 million and $3.5 million to our lenders on mortgage loans; and we paid dividends to our stockholders and unit holders of $140.6 million and $167.2 million, respectively. The Board of Directors continuously reviews the Company’s operations and will make decisions about future dividend payments on a quarterly basis. In May, 2009, as part of our plan to source the necessary funds to meet our Future Capital Needs, the Board of Directors reduced our quarterly dividend to $0.4625 per share as compared to quarterly dividends paid during 2008 of $0.725 per share. The reduced dividend, if continued will allow us to preserve approximately $55.4 million of capital annually. Although our dividend amount has been reduced, our dividend policy remains unchanged in that we expect to continue paying an aggregate amount of dividends to our shareholders that approximates our REIT taxable income.

At September 30, 2009 we had 40 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $823.6 million after projected sales of adjacent land and out-parcels. This compares to 45 properties that were under construction at December 31, 2008 representing an investment of $993.2 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.0% when completed and fully leased. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction, longer lease up periods, and reduced market rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $36.0 million and will likely be expended through 2013.

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $33.8 million of secured mortgage loans maturing through 2011. Our joint ventures have $1.1 billion of secured mortgage loans and credit lines maturing through 2011. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will be required to contribute our pro-rata share of the capital necessary to reduce the amount of borrowings to acceptable loan to value levels required for this type of financing in the current commercial mortgage markets. Currently, the estimated total capital contributions to our joint ventures from all partners for the repayment of maturing debt, net of the proceeds from new debt issues, is estimated to be in a range of 40% - 50% of the maturing loan balances. However, in certain cases, we may not be able to refinance properties that lack anchor tenants, are anchored by under-performing stores, or are operating in weak markets, which would require full loan repayment at maturity. We intend to fund our pro-rata share of any capital calls from our Line, revolving credit facility or available cash balances. A more detailed loan maturity schedule is included below under Notes Payable.

We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully facilitate the refinancing of maturing debt in the current challenging capital markets, and when necessary, execute partnership owned asset sales to generate capital for debt repayments or facilitate the full or partial sale of a partner’s interest to a more financially sound investor partner. However, in the event that a co-investment partner was unable to fund its share of the capital requirements of the partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting partner, which would be secured by the defaulting partner’s partnership interest, would be subject to our evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our partners will not have sufficient capital to meet future requirements, we would have the right to trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind provisions, and own multiple properties, a liquidation of the partnership could be completed by either a distribution in kind of the properties to each partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the unconsolidated co-investment partnerships at September 30, 2009 including lines of credit. We and our partners have no guarantees related to these loans. In those partnerships which have distribution-in-kind provisions, if we trigger liquidation by distribution in kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the distribution in kind, and only to the extent of the value of the property we receive since after assumption through the distribution in kind the loans would remain non-recourse. We also have a 50% investment interest in two single asset joint ventures with loans totaling $35.4 million which contain guarantees from each partner limited however to each partner’s respective 50% interest. These loans were originated for the purpose of real estate development.

We currently expect that maturing unsecured public debt will be repaid from the proceeds of similar new unsecured issues in the future if those capital markets are available, although in the current environment, new issues are significantly more expensive than historical issues. To the extent that issuing unsecured debt in the public markets is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets that we could finance with secured mortgages and repay the unsecured public debt. We have $140.5 million and $193.5 million of public debt maturing in 2010 and 2011, respectively, which are included in the Future Capital Needs described above. Our joint ventures are currently unrated and therefore unable to issue public debt.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets is a funding option, given the state of the current capital markets, our access to these markets could be limited even though we successfully completed a $325.0 million, public offering of 10.0 million common shares in April 2009. When conditions for the issuance of equity are acceptable, we would evaluate issuing new equity to fund new investment opportunities, fund new developments or repay maturing debt as part of a financing plan to maintain our leverage ratios at acceptable levels. At September 30, 2009, we had an unlimited amount available under our shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (“SEC”), that these dissolution provisions constitute in-substance call/put options, and represent a form of continuing involvement with respect to property that we have sold to these DIK-JV’s.

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

At September 30, 2009, we had investments in real estate partnerships of $333.6 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2009 and December 31, 2008 (dollars in thousands):

	2009	2008
Number of Joint Ventures	18	19
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	185	216
Combined Assets	$4,187,958	$4,862,730
Combined Liabilities	2,647,900	2,973,410
Combined Equity	1,540,058	1,889,320
Regency’s Share of (a):
Assets	$1,006,501	$1,171,218
Liabilities	627,953	705,452

(a)

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with three co-investment partners and an open-end real estate fund (“Regency

Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss (including impairments) in each of these partnerships, we receive market-based fees for asset management, disposition, property management, leasing, investment, and financing services. During the nine months ended September 30, 2009 and 2008, we received fees from these co-investment partnerships of $29.2 million and $27.8 million, respectively.

Our investments in real estate partnerships as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$7,339	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II) (1)	25.00%	157,055	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	386	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	24,641	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	28,665	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,460	12,858
Cameron Village LLC (Cameron)	30.00%	18,385	19,479
RegCal, LLC (RegCal)	25.00%	13,195	13,766
Regency Retail Partners (the Fund)	20.00%	22,607	23,838
Other investments in real estate partnerships	50.00%	49,887	48,717

Total		$333,620	383,408

(1)	At December 31, 2008, Regency’s ownership interest in MCWR II was 24.95%

Investments in real estate partnerships are reported net of deferred gains of $53.2 million and $88.3 million at September 30, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $58.5 million and represents 1.4% of our total assets at September 30, 2009. At September 30, 2009, the Columbia co-investment partnerships had total assets of $750.7 million and net income of $3.5 million for the nine months ended. Our share of Columbia’s total assets was $162.0 million which represents 3.9% of our total assets.

As of September 30, 2009, Columbia I owned 14 shopping centers, had total assets of $324.7 million, and net income of $4.9 million for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2009, we did not sell any properties to Columbia I. Since the inception of Columbia in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, we earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s out performance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a hurdle rate as outlined in the partnership agreement. We collected this fee in full in April 2009.

As of September 30, 2009, Columbia II owned 16 shopping centers, had total assets of $316.5 million, and a net loss of approximately $293,000 for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2009, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of September 30, 2009, Cameron owned one shopping center, had total assets of $109.4 million, and a net loss of $1.1 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2009, RegCal owned seven shopping centers, had total assets of $156.8 million, and net income of approximately $412,000 for the nine months ended. Our share of RegCal’s total assets was $39.2 million which represents less than 1% of our total assets. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2009, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) as the only other partner in three co-investment partnerships, one in which we have an ownership interest of 25% (“MCWR I”) one in which we have an ownership interest of 24.95% (“MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the three co-investment partnerships with MCW totals $32.4 million and represents less than 1% of our total assets at September 30, 2009. The MCW co-investment partnerships had total assets of $561.0 million and a net loss of approximately $7,600 for the nine months ended. Our share of the co-investment partnerships’ total assets was $107.2 million and approximately $528,000 of income due to the accretion to income of the net difference between the carrying amount of the investments and the underlying equity in net assets, respectively.

As of September 30, 2009, MCWR I owned nine shopping centers, had total assets of $111.6 million, and net income of $4.3 million for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During 2009, we did not sell any properties to MCWR I. Since the inception of MCWR I in 2001, we have recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. We are in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. As of September 30, 2009, MCW had received 27 properties and we had received four properties through the DIK. The four properties we received had a fair value of $102.6 million, net of debt, and consistent with the Restricted Gain Method, the properties were recorded at the net carrying value of our equity investment of $21.1 million, net of deferred gain of $31.7 million. As a result, no gain or loss was recognized on the dissolution. The dissolution is subject to required lender consents for ownership transfer and should be completed by the end of 2009 when we and MCW expect to receive the final two and seven remaining properties, respectively. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of September 30, 2009, MCWR III owned four shopping centers, had total assets of $65.4 million, and a net loss of approximately $286,000 for the nine months ended. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR III. During 2009, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of September 30, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $384.0 million and recorded a net loss of $4.0 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with MCW and Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one co-investment partnership in which we have an ownership interest of 25% (“MCWR II”). Our investment in MCWR II totals $157.1 million and represents 3.8% of our total assets at September 30, 2009.

On July 17, 2009, we announced that MCW had agreed to sell 60% of its partnership interest in MCWR II to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, we acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of MCWR II. US Manager was owned 50% by us and 50% by an affiliate of Macquarie Bank Limited. The transaction increased our ownership in MCWR II to 25% from 24.95%. At the second closing, GRI will acquire from MCW, an incremental 15% interest in MCWR II. We expect this to occur once the existing mortgage lenders consent to the transaction or MCW prepays the mortgage loans. After this second closing, GRI will own 60% of MCWR II, we will own 25%, and MCW will own 15%. We will retain asset management, property management, and leasing responsibilities. At the initial closing we received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. For our ongoing services, we are to receive an additional disposition fee equal to 1% of gross sales price paid by GRI at future closings. As part of the agreement, we negotiated two separate options to acquire additional interests in the partnership less a discount of 7.7%. If both options were exercised, we would acquire MCW’s then remaining 15% interest in MCWR II, increasing our total ownership to 40%. The first option allows us to acquire 10% and must be exercised no later than April 2011. If we do not exercise the first option, GRI will be given the right to acquire this same interest. If GRI chooses not to acquire this same interest, MCW can initiate a DIK, but limited only to the extent of its 10% interest in the entity. The second option allows us to acquire MCW’s remaining 5% interest in MCWR II and must be exercised, by the later of March 31, 2010, or GRI’s second closing. If we do not exercise this remaining 5% option, GRI must acquire the 5% interest from MCW. If we do not exercise both the first and second discounted options, we will receive a cash payment of up to $17.0 million from MCW.

As of September 30, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and net loss of $111.8 million for the nine months ended. The net loss was primarily related to the provision for impairment recorded during 2009 as a result of MCW’s decision to sell its interest in MCWR II and related change in holding period for certain properties. As part of the sale negotiations, GRI identified 14 properties that it would target for sale over the next three years. These properties were previously expected to be held and used long term and this change in the properties’ holding periods resulted in a provision for impairment of $104.4 million. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR II. During 2009, we did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of September 30, 2009, the Fund owned nine shopping centers, had total assets of $370.8 million, and recorded a net loss of $2.2 million for the nine months ended. Our share of the Fund’s total assets was $74.1 million which represents 1.8% of our total assets. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2009, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

Notes Payable

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”) maturing in February 2011. The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 1.36% and 3.30% at September 30, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The balance on the Term Facility was $227.7 million at September 30, 2009 and December 31, 2008. There was no balance on the revolving credit facility at September 30, 2009 or December 31, 2008.

We have a loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term maturing in February 2011 with a one-year extension at our option and a current interest rate of LIBOR plus 40 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB+. The Line was repaid in full in April 2009 and there was no balance at September 30, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

On September 30, 2009 Standard and Poor’s Rating Services lowered our corporate credit rating and senior unsecured debt rating to BBB from BBB+ related to the reduction in our fixed charge coverage ratio in 2009, which is directly related to reductions in our earnings before interest, taxes, depreciation and amortization (“EBITDA”). As a result of this downgrade, the interest rate on the Line will increase to LIBOR plus 55 basis points and the interest rates on the term loan and revolving portion of the Term Facility will increase to LIBOR plus 120 basis points and 100 basis points, respectively, effective October 1, 2009.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of EBITDA to Fixed Charges, and other covenants customary with this type of unsecured financing. As of September 30, 2009, management believes we are in compliance with all financial covenants for our Unsecured credit facilities. Our Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured pubic debt is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from similar new issues or from the Line. Fixed interest rates on mortgage notes payable range from 5.22% to 8.40% and average 6.71%. During 2009, we completed the following financing transactions:

•

As of September 30, 2009, we had one variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points maturing on October 1, 2009. We closed on an amendment extending the loan maturity to October 1, 2014 with an interest rate equal to LIBOR plus 380 basis points.

•

On September 3, 2009, we closed on a $10.7 million two-year construction loan for a development project with an interest rate of LIBOR plus 300 basis points. The balance outstanding was approximately $512,000 at September 30, 2009.

•	On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

•

In conjunction with properties distributed to us as part of the in-process liquidation of MCWR I, which began on January 14, 2009, we assumed two mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On August 18, 2009, RCLP completed a cash tender offer and purchased $19.5 million in principal of its $150 million 8.45% unsecured notes due September 1, 2010 and $46.5 million in principal of its $220 million 7.95% unsecured notes due January 15, 2011 (the “Notes”). The total consideration paid for the Notes was $69.5 million or $1,035 per $1,000 in principal, plus accrued and unpaid interest. The payment was funded from available cash and we recorded a loss of $2.7 million from the early extinguishment of debt.

Outstanding debt at September 30, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$393,287	235,150
Variable rate mortgage loans	5,521	5,130
Fixed rate unsecured loans	1,481,870	1,597,624

Total notes payable	1,880,678	1,837,904
Unsecured credit facilities	227,667	297,667

Total	$2,108,345	2,135,571

At September 30, 2009, 88.9% of our total debt had fixed interest rates, compared with 85.8% at December 31, 2008. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 11.1% of our total debt. Based upon the variable interest rate debt outstanding at September 30, 2009, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.3 million.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations which are assumed at carrying value. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.6 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	1,390	5,009	—	6,399
2010	5,393	17,043	140,461	162,897
2011	5,291	11,788	421,153	438,232
2012	5,609	—	250,000	255,609
2013	5,536	16,356	—	21,892
Beyond 5 Years	13,079	313,128	900,000	1,226,207
Unamortized debt discounts, net	—	(815)	(2,076)	(2,891)

Total	$36,298	362,509	1,709,538	2,108,345

(a)	Includes unsecured public debt and Unsecured credit facilities

At September 30, 2009, our investments in real estate partnerships had notes payable of $2.5 billion maturing through 2028, of which 97.0% had weighted average fixed interest rates of 5.6%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 120 to 150 basis points. Our pro-rata share of these loans was $588.1 million. We and our partners have no guarantees related to these loans except for two loans totaling $35.4 million. These two loans contain guarantees related to our investment interest in two single asset partnerships where we are only responsible for our pro-rata share of the loan. As of September 30, 2009, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2009	$1,043	11,545	—	12,588	2,538
2010	4,189	645,223	26,750	676,162	168,247
2011	3,887	462,916	—	466,803	115,660
2012	4,662	247,907	—	252,569	62,504
2013	4,469	32,447	—	36,916	9,058
Beyond 5 Years	33,852	991,192	—	1,025,044	229,011
Unamortized debt premiums, net	—	5,579	—	5,579	1,079

Total	$52,102	2,396,809	26,750	2,475,661	588,097

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million interest rate swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009 described previously. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The fair value of these swaps was a liability of $39.0 million at September 30, 2009. If we were to no longer expect to issue new debt within the terms and periods described above, we would be required to immediately charge the change in the fair value of these Swaps to net income as well as all future changes in value. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of preferred or common stock of Regency Centers Corporation as follows:

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into our common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2009 are summarized as follows:

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

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through RCLP in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At September 30, 2009 and December 31, 2008, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of September 30, 2009 and December 31, 2008, we had 468,211 redeemable operating partnership units (“OP Units”) outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $37.05 and $46.70 per share as of September 30, 2009 and December 31, 2008, respectively, an aggregate redemption value of $17.3 million and $21.9 million, respectively.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At September 30, 2009 and December 31, 2008, the noncontrolling interest in these consolidated partnerships was $11.8 million and $8.0 million, respectively.

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

Revenue Recognition and Accounts Receivable – Accounts receivable represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our reported net income (loss) is directly affected by our estimate of the recoverability of accounts receivable.

Recognition of Gains from the Sales of Real Estate – Profits from sales of real estate are not recognized under the full accrual method by us unless a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; a receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property.

We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain partnerships, we apply a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not classified as discontinued operations because we continue to partially own and manage these shopping centers.

Certain DIK-JVs give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind of the assets of the partnership equal to its respective ownership interests. The liquidation provisions require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if we initiate the liquidation process, our partner has the right to choose the first property that it will receive in liquidation with us having the right to choose the next property that it will receive in liquidation; if our partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV is not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

We have concluded that these DIK dissolution provisions constitute in-substance call/put options, and represent a form of continuing involvement with respect to property that we sold to these partnerships, limiting our recognition of gain related to the partial sale. This more restrictive method of gain recognition, the Restricted Gain Method, considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. We have applied the Restricted Gain Method to partial sales of property to partnerships that contain such unilateral DIK provisions.

Profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. We have concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, we consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation assuming that we would choose only those properties that we have sold to the DIK-JV in an amount equal to our capital account. For purposes of calculating the gain to be deferred, we assume that the Company will select properties in a DIK liquidation that would otherwise have generated the highest gain to us when originally sold to the DIK-JV and includes for such determination the fair value in properties that could be received in excess of the Company’s capital account. The deferred gain to be recorded upon a sale of a property to a DIK-JV is calculated whenever a property is sold to the DIK-JV by us. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by us upon actual dissolution. Instead, the property received upon actual dissolution is recorded at our historical cost investment in the DIK-JV on the date of dissolution, reduced by the deferred gain.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a rental project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At September 30, 2009, we had $1.2 million of capitalized pre-development costs of which approximately $450,000 represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the nine months ended September 30, 2009 and 2008, we expensed pre-development costs of approximately $3.7 million and $4.6 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the nine months ended September 30, 2009 and 2008, we capitalized interest of $16.3 million and $28.8 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the nine months ended September 30, 2009 and 2008, we capitalized $6.4 million and $29.0 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, development activity slowed significantly during 2009 resulting in a reduction in capitalized costs. Also, if accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists and if so, to what extent. Depending on the asset, we use varying methods to determine fair value of the asset. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. For properties to be “held and used” for long term investment we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, we estimate current resale values by market through appraisal information and other market data less expected costs to sell. A loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized in the period in which the loss occurs. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of investment. Methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, our estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in co-investment partnerships.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. We classify an operating property or a property in development as held-for-sale when we determine that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow a contractual buyer a due diligence period to evaluate the property with the right to cancel the contract without any financial loss. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth above. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued and its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations is reclassified and included in income from continuing operations for all periods presented.

Investments in Real Estate Partnerships – In addition to owning real estate directly, we invest in real estate through our co-investment partnerships. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income or loss from the co-investment partnerships in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the co-investment partnerships. We account for all investments in which we do not have a controlling financial ownership interest using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation, and therefore, are subject to the voting interest model in determining our basis of accounting. Decisions, including property acquisitions and dispositions, financings, certain leasing arrangements, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162”

(“FASB ASC Topic 105”), which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. FASB ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 and we adopted it on September 30, 2009.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will be effective January 1, 2010 and early application is not permitted. We are currently evaluating the impact of adopting this statement. Statement 167 was issued prior to the adoption of FASB ASC Topic 105 and accordingly has a pre-codification reference.

Results from Operations

Comparison of the three months ended September 30, 2009 to 2008:

At September 30, 2009, on a Combined Basis, we were operating or developing 409 shopping centers, as compared to 440 shopping centers at December 31, 2008. The decline in properties is related to an in process liquidation of the assets of MCWR I where the properties are being distributed through a DIK to MCW and Regency. To date, we have received four properties as part of the DIK.

We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the percent leased. At September 30, 2009, on a Combined Basis, we had 40 development properties, as compared to 45 properties at December 31, 2008.

Our revenues increased by $12.5 million or 10.3% to $133.7 million in 2009, as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$88,871	85,559	3,312
Percentage rent	235	631	(396)
Recoveries from tenants and other income	29,030	27,355	1,675
Management, acquisition, and other fees	15,606	7,746	7,860

Total revenues	$133,742	121,291	12,451

The increase in revenues was primarily related to a $7.8 million non-recurring disposition fee received from MCW in relation to MCW’s partial sale of its investment in MCWR II to GRI as discussed previously. The increase in minimum rent relates primarily to new properties distributed to us as part of the MCWR I DIK liquidation and new rent generated by the development properties. In addition to collecting minimum rent from our tenants, we also collect percentage rent from certain tenants based on their sales volumes, which is lower than 2008 due to lower retail sales. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. The increase in recoveries from tenants is directly related to the corresponding increase in our operating expenses.

Our operating properties, excluding those in development, on a pro-rata basis were 93.2% leased at September 30, 2009 versus 94.3% leased at September 30, 2008. Our renewal rate of expiring leases was 72.7% for the three month period ended, but rental rates on leases executed declined 7.4% as compared to the previous rental rates earned on the same GLA under previous leases. We anticipate that occupancy levels in our operating properties could decline to 91.5% by the end of 2009, and average rental rates on newly executed leases could decline by 4.0%, both of which would result in reduced revenues through the remainder of 2009 and 2010.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2009	2008	Change
Asset management fees	$3,078	2,870	208
Property management fees	3,585	3,876	(291)
Leasing commissions	931	543	388
Acquisition and financing fees	7,954	373	7,581
Other fees	58	84	(26)

	$15,606	7,746	7,860

The increase in management, acquisition, and other fees is primarily related to the $7.8 million disposition fee received from MCW described earlier.

Our operating expenses increased by $9.3 million or 13.4% to $78.8 million in 2009. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$31,029	27,505	3,524
General and administrative	12,151	9,494	2,657
Depreciation and amortization	29,801	26,830	2,971
Provision for doubtful accounts	2,421	—	2,421
Other expenses, net	3,357	5,611	(2,254)

Total operating expenses	$78,759	69,440	9,319

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the four properties distributed to us as part of the MCWR I DIK liquidation, recently completed developments commencing operations in the current year, and general increases in expenses incurred by the operating properties. Approximately 75% of these costs are recovered from our tenants through reimbursements included in our revenues. General and administrative expense is 28% higher in 2009 because 2008 included a reversal of incentive compensation expense once it became apparent that the economic recession would have a significant negative impact on 2008 Company performance. During the three months ended September 30, 2009, we increased the allowance for doubtful accounts to reserve for past due amounts related to certain tenants defaulting on their rental payments as they struggle in a period of reduced consumer spending. The decline in other expenses is due primarily to recognizing a tax benefit in 2009 of approximately $509,000 related to our net loss as compared to tax expense of $1.3 million in 2008 in addition to a decline in dead deal costs of approximately $483,000.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$1,083	3,477	(2,394)
Interest on notes payable	32,358	30,623	1,735
Capitalized interest	(4,388)	(10,009)	5,621
Interest income	(1,133)	(1,408)	275

	$27,920	22,683	5,237

Interest on Unsecured credit facilities decreased by $2.4 million as a result of lower outstanding balances on our credit facilities in 2009 as compared to 2008. Interest on notes payable increased as a result of the new $106 million secured mortgage loans that closed in July 2009. Capitalized interest declined as development projects were completed and began operating and no new developments began construction.

During the third quarter of 2009, we sold four out-parcels for net proceeds of $3.9 million and recognized no gain. During the three months ended September 30, 2008 we sold four properties in development to joint ventures for net proceeds of $110.5 million and recognized gains of $13.9 million recorded under the Restricted Gain Method. During 2008 we sold one land out-parcel for net proceeds of $1.8 million and recognized a gain of approximately $792,000.

During the three months ended September 30, 2009, we recorded a provision for impairment of $102.0 million, of which $92.7 million related to land held for future development or sale. During the quarter, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. We also recognized an $8.8 million loss impairment on two operating properties that will now be targeted for sale in the future resulting in a reduced investment holding period and corresponding future cash flows, as well as approximately $465,000 on a note receivable. During the three months ended September 30, 2008, we established a provision for loss of $1.1 million related to a note receivable.

Our equity in income (loss) of investments in real estate partnerships decreased by $3.9 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$117	731	(614)
Macquarie CountryWide Direct (MCWR I)	25.00%	—	179	(179)
Macquarie CountryWide-Regency II (MCWR II) (1)	25.00%	(2,066)	57	(2,123)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	41	118	(77)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(274)	(315)	41
Columbia Regency Retail Partners (Columbia I)	20.00%	266	561	(295)
Columbia Regency Partners II (Columbia II)	20.00%	(57)	(21)	(36)
Cameron Village LLC (Cameron)	30.00%	(174)	(45)	(129)
RegCal, LLC (RegCal)	25.00%	(47)	148	(195)
Regency Retail Partners (the Fund)	20.00%	(65)	46	(111)
Other investments in real estate partnerships	50.00%	175	358	(183)

Total		$(2,084)	1,817	(3,901)

(1)	At September 30, 2008, Regency’s ownership interest in MCWR II was 24.95%

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to a provision for impairment of $4.6 million recognized by MCWR II related to one shopping center that will now be targeted for sale in the future. Our share of this provision for impairment was $1.2 million. In general, the declines within our co-investment partnerships are directly related to reductions in operating revenues and increases in allowances for doubtful accounts as tenants continue to struggle in the current economy.

Income from discontinued operations was $1.2 million for the three months ended September 30, 2009 related to the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations was $5.6 million for the three months ended September 30, 2008 related to the sale of one property in development and two operating properties to unrelated parties for net proceeds of $35.6 million and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income (loss) attributable to common stockholders for the three months ended decreased $128.0 million to a net loss of $84.1 million in 2009 as compared with net income of $43.9 million in 2008 primarily related to the $102.0 million provision for impairment recorded in 2009 and a reduction in gains from the sale of real estate. Diluted earnings per share was a net loss of $1.05 in 2009 as compared to net income of $.63 in 2008.

Comparison of the nine months ended September 30, 2009 to 2008:

Our revenues increased by $12.5 million, or 3.5%, to $371.1 million in 2009 as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$262,278	253,501	8,777
Percentage rent	1,242	1,712	(470)
Recoveries from tenants and other income	77,316	75,271	2,045
Management, acquisition, and other fees	30,261	28,159	2,102

Total revenues	$371,097	358,643	12,454

The increase in revenues was primarily related to the four properties distributed to us during 2009 by MCWR I as part of the DIK liquidation and higher revenues from development properties as new tenants began paying rent. Percentage rent declined as a result of lower retail sales incurred by those tenants who pay percentage rent. Recoveries, which represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expense, increased as a result of corresponding increases in our operating expenses.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2009	2008	Change
Asset management fees	$7,720	8,685	(965)
Property management fees	11,200	12,026	(826)
Leasing commissions	2,098	1,858	240
Acquisition and financing fees	9,066	5,253	3,813
Other fees	177	337	(160)

	$30,261	28,159	2,102

The increase in acquisition and financing fees of $3.8 million is related to the $7.8 million disposition fee received from MCW in 2009 related to the partial sale of its interest in MCWR II to GRI versus a $3.9 million earn out fee received from MCW in 2008, both of which are considered non-recurring. The decline in asset management fees is related to reductions in portfolio values used to calculate the fees. Asset management and property management fees were also negatively impacted by the reduction in the number of centers owned by MCWR I as it continues the DIK liquidation of its properties.

Our operating expenses increased by $25.2 million, or 12.4%, to $228.4 million in 2009 as summarized in the following table (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$91,050	81,359	9,691
General and administrative	37,328	36,770	558
Depreciation and amortization	87,717	77,858	9,859
Provision for doubtful accounts	7,690	48	7,642
Other expenses, net	4,574	7,077	(2,503)

Total operating expenses	$228,359	203,112	25,247

The increases in operating, maintenance, and real estate taxes, along with depreciation and amortization expense, are directly related to the property distributions to us as a result of the MCWR I DIK liquidation, recently completed developments commencing operations in the current year, and general increases in expenses incurred in the operating property portfolio. During 2009, we increased the allowance for doubtful accounts to reserve for a significant increase in past due tenant receivables at a level not experienced during 2008 as tenants continue to struggle in a period of significantly lower consumer spending. Other expenses declined as a result of recognizing a tax benefit in 2009 related to our net loss as compared to tax expense in 2008. Dead deal costs, which are included in other expenses also declined from 2008 levels related to a reduction in new development activity.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$5,054	9,728	(4,674)
Interest on notes payable	94,193	90,737	3,456
Capitalized interest	(16,306)	(28,847)	12,541
Interest income	(2,863)	(2,945)	82

	$80,078	68,673	11,405

Interest on Unsecured credit facilities decreased $4.7 million as a result of lower outstanding balances on our credit facilities in 2009 as compared to 2008 primarily related to fully repaying the Line from the proceeds of a common stock offering that we completed in April 2009. Interest on notes payable increased $3.5 million due to mortgage debt assumed on the properties distributed as a result of the MCWR I DIK liquidation and a new $106 million mortgage loan issued in July 2009. Capitalized interest declined as a result of many development projects becoming operational without a corresponding increase in new development projects.

During the nine months ended September 30, 2009, we sold 11 out-parcels for net proceeds of $8.6 million and recognized no gain. During the nine months ended September 30, 2008 we sold four properties in development to joint ventures for net proceeds of $110.5 million and recognized gains of $13.9 million recorded under the Restricted Gain Method. During 2008 we also recognized gains of $2.5 million from the sale of seven out-parcels for net proceeds of $34.5 million including a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale that had occurred in previous years.

During 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During the third quarter, a prospective anchor tenant for several development sites expressed uncertainty given the continuation of the weak economy and reductions in consumer spending. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. We also recognized a $10.2 million loss impairment on operating and development properties that will now be targeted for sale in the future resulting in a reduced investment holding period and corresponding future cash flows, as well as approximately $465,000 on a note receivable. During 2008, we established a provision for loss of $1.8 million related to a note receivable and a parcel of land.

Our equity in income (loss) of investments in real estate partnerships decreased by $32.0 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$1,073	2,049	(976)
Macquarie CountryWide Direct (MCWR I)	25.00%	—	452	(452)
Macquarie CountryWide-Regency II (MCWR II) (1)	25.00%	(28,132)	(800)	(27,332)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	123	146	(23)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(668)	(685)	17
Columbia Regency Retail Partners (Columbia I)	20.00%	554	1,668	(1,114)
Columbia Regency Partners II (Columbia II)	20.00%	(61)	5	(66)
Cameron Village LLC (Cameron)	30.00%	(324)	123	(447)
RegCal, LLC (RegCal)	25.00%	103	1,404	(1,301)
Regency Retail Partners (the Fund)	20.00%	(281)	218	(499)
Other investments in real estate partnerships	50.00%	1,218	994	224

Total		$(26,395)	5,574	(31,969)

(1)	At September 30, 2008, Regency’s ownership interest in MCWR II was 24.95%

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to our share of a $104.4 million provision for impairment recorded at MCWR II related to 14 shopping centers target for sale in the future. In addition to the impairment, the declines within our co-investment partnerships are directly related to reductions in operating revenues and increases in allowances for doubtful accounts as tenants continue to struggle in the current economy.

Income from discontinued operations was $6.7 million for the nine months ended September 30, 2009 related to the sale of one property in development sold to an unrelated party for net cash proceeds of $4.9 million, net of a note receivable taken by us of $8.9 million and subsequently paid, the sale of one operating property for net proceeds of $19.5 million and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations was $13.2 million for the nine months ended September 30, 2008 related to the sale of three properties in development and two operating properties sold to unrelated parties for net proceeds of $55.4 million and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income (loss) attributable to common stockholders for the nine months ended decreased $184.2 million to a net loss of $81.7 million in 2009 as compared with net income of $102.5 million in 2008. The decline was related to a decrease in equity in income (loss) of investments in real estate partnerships pertaining to a provision for impairment recognized by MCWR II, a $104.4 million provision for impairment recorded on real estate owned, lower gains from the sale of real estate in 2009 as compared to 2008 and higher operating expenses. Diluted earnings per share was a net loss of $1.09 in 2009 as compared to income of $1.46 in 2008.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $2.9 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation will eventually become a greater concern in the current economy as the economy begins its recovery from the recent recession. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $2.3 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We have $362.3 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 8.08%, which includes $334.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to fix the future interest rates on $334.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of September 30, 2009 is reflected as a liability of $39.0 million in accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. If we were to no longer expect to issue debt as originally forecasted, we would be required to immediately expense the change in fair value of the Swaps to net income including all future changes until settled. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new issuances. On April 16, 2009, we paid $20.0 million to settle and partially settle $106.0 million of our $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a 10-year term. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations. However, in the current environment, we expect interest rates on new issuances to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issued above that of maturing debt, would result in additional annual interest expense of $3.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2009, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at September 30, 2009 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of September 30, 2009 and does not consider those exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$1,390	162,897	210,053	255,609	21,892	1,226,207	1,878,048	1,386,932
Average interest rate for all fixed rate debt (a)	6.38%	6.19%	5.97%	5.80%	5.78%	5.90%	—	—
Variable rate LIBOR debt	$5,009	—	228,179	—	—	—	233,188	229,075
Average interest rate for all variable rate debt (a)	1.37%	1.37%	—	—	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.6 billion versus the face value of $2.1 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We and our joint ventures have a significant amount of debt maturing in 2010, 2011 and 2012. During this time period, we have $840.5 million maturing and our joint ventures have $1.4 billion maturing (our pro-rata share is $343.6 million). In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners contributing their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are refinancing.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

(b)	None

(c)	Issuer Purchases of Equity Securities

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2009	116	$33.47	—	—
August 1 through August 31, 2009	—	—	—	—
September 30 through September 30, 2009	86	$36.64	—	—

Total	202	$34.14	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with options exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description

10.1	Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009, among Global Retail Investors, LLC, Macquarie CountryWide (US) No. 2, LLC and Regency Centers, L.P.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2009	REGENCY CENTERS CORPORATION

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer