Form 10-K
period 2009-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-02-26
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant’s telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Regency Centers Corporation

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
7.45% Series 3 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
7.25% Series 4 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
6.70% Series 5 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Regency Centers, L.P.

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Regency Centers Corporation: None

Regency Centers, L.P.: Class B Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Regency Centers Corporation	YES ☒ NO ☐	Regency Centers, L.P.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Regency Centers Corporation	YES ☐ NO ☒	Regency Centers, L.P.	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Regency Centers Corporation	YES ☒ NO ☐	Regency Centers, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Regency Centers Corporation	YES ☐ NO ☐	Regency Centers, L.P.	YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Regency Centers Corporation	☐	Regency Centers, L.P.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Regency Centers Corporation:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Regency Centers, L.P.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company.

Regency Centers Corporation	YES ☐ NO ☒	Regency Centers, L.P.	YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Regency Centers Corporation: $2,744,244,309	Regency Centers, L.P.: N/A

The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 81,561,952 as of February 26, 2010.

Documents Incorporated by Reference

Portions of Regency Centers Corporation’s proxy statement in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2009 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of December 31, 2009, the Parent Company owned approximately 99% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

The Company believes combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report provides the following benefits:

•

enhances investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company’s disclosure applies to both the Parent Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same members as the management of the Operating Partnership. These members are officers of the Parent Company and employees of the Operating Partnership.

The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 10% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

Stockholders’ equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. The Series D preferred units and limited partners’ units in the Operating Partnership owned by third parties are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in noncontrolling interests in the Parent Company’s financial statements. The Series 3, 4, and 5 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.

In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements, controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while stockholders’ equity and partners’ capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (the “Parent Company”) and Regency Centers, L.P. (the “Operating Partnership”), collectively “Regency” or “the Company”, operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein.

PART I

Item 1.	Business

Regency Centers Corporation began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. ). The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on total share and unit holder return in excess of peer indices and sustaining growth in net asset value and earnings. We will achieve these goals through owning, operating and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns 99% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At December 31, 2009, we directly owned 216 shopping centers located in 23 states representing 23.0 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 184 shopping centers located in 25 states and the District of Columbia representing 22.0 million square feet of GLA. The shopping center portfolio that we manage, on a Combined Basis, represents 400 shopping centers located in 28 states and the District of Columbia and contains 45.0 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers, and by acquiring and developing new shopping centers. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will provide sustained growth in earnings per share and unit, and net asset value over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process, the Premier Customer Initiative (“PCI”), to promote mutually beneficial relationships with our side-shop retailers. The objective of PCI is for us to build a base of non-anchor tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help grow and stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover, and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions of operating centers and shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from distressed owners, the redevelopment of existing centers, developing land that we already own, and other opportunities. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project.

We also invest in real estate partnerships. These co-investment partnerships provide us with a reliable capital source for shopping center acquisitions, as well as the opportunity to earn fees for asset management, property management, and other investing and financing services. As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships also grow their shopping center investments through acquisitions from third parties or direct purchases from us.

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

Changes in Policies

Our Board of Directors establishes the policies that govern our investment and operating strategies including, among others, development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, quarterly distributions to stock and unit holders, and REIT tax status. The Board of Directors may amend these policies at any time without a vote of our stockholders.

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 18 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2009, we had 380 employees and we believe that our relations with our employees are good.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner’s liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We have a number of properties that could require or are currently undergoing varying levels of environmental remediation. Environmental remediation is not currently expected to have a material financial impact on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation, and various state-regulated programs that shift the responsibility and cost to the state.

Executive Officers

The executive officers of the Company are appointed each year by the Board of Directors. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	57	Chairman and Chief Executive Officer	1993
Brian M. Smith	55	President and Chief Operating Officer	2005	(1)
Bruce M. Johnson	62	Executive Vice President and Chief Financial Officer	1993

(1)

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

General Information

The Company’s registrar and stock transfer agent is American Stock Transfer & Trust Company (“AST”), New York, New York. The Company offers a dividend reinvestment plan (“DRIP”) that enables its stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact AST’s Shareholder Services Group toll free at (866) 668-6550 or the Company’s Shareholder Relations Department.

The Company’s Independent Registered Public Accounting Firm is KPMG LLP, Jacksonville, Florida. The Company’s General Counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

The Company’s annual meeting will be held at The River Club, One Independent Drive, 35th Floor, Jacksonville, Florida, at 11:00 a.m. on Tuesday, May 4, 2010.

Item 1A.	Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. During the year ended December 31, 2009, our properties in California, Florida, and Texas accounted for 32.0%, 13.6%, and 15.4%, respectively, of our consolidated net operating income. Our revenues and cash available for distribution to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of retail space or demand for shopping centers, deteriorate in California, Florida, and Texas relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to stock and unit holders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway that occupy more than one center. Kroger, Publix, and Safeway are our three largest tenants and accounted for 4.9%, 4.2%, and 3.7%, respectively, of our annualized base rent on a pro-rata basis for the year ended December 31, 2009. Distributions to stock and unit holders could be adversely affected by the loss of revenues in the event a major tenant:

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

Our net income could be adversely affected if we fail to lease significant portions of our new developments or in the event of bankruptcy or insolvency of any anchors or of a significant number of our non-anchor tenants within a shopping center. The adverse impact on our net income may be greater than the loss of rent from the resulting unoccupied space because co-tenancy clauses may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the current recession continues to depress retail sales, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.

Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and increased store closings;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	the adverse financial condition of some large retail companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	increasing consumer purchases through catalogs;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws;

•	adverse government regulation;

•	a shift in retail shopping from brick and mortar stores to Internet retailers;

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains; and

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to recycle capital, and our cash available for distributions to stock and unit holders.

Our real estate assets may be subject to impairment charges.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. A property’s value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. If the aggregate future cash flows are less than the carrying value of property, we write down the property to its fair value. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. These assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Unsuccessful development activities or a slowdown in development activities could reduce distributions to stock and unit holders.

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

•

the risk that the current size in our development pipeline will strain the organization’s capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process; and

•	the lack of cash flow during the construction period.

If developments are unsuccessful, funding provided from sales to co-investment partnerships and third parties may be materially reduced and our cash flow available for distribution to stock and unit holders will be reduced. Our earnings and cash flow available for distribution to stock and unit holders also may be reduced if we experience a significant slowdown in our development activities.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be reduced.

Many real estate costs are fixed, even if income from our properties decreases.

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully leased.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions including being unable to sell a property at a return we believe is appropriate due to the current economic environment. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stock and unit holders.

We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. If an uninsured loss occurs, we could lose both the invested capital in and anticipated revenues from the property, but we would still be obligated to repay any recourse mortgage debt on the property. In that event, our distributions to stock and unit holders could be reduced.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our joint ventures. There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof. No assurance can be given that we will be able to recover the current carrying amount of all of our properties, investments and intangibles and those of our joint ventures in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of our common stock.

We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist. The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay dividends, distributions, and refinance debt.

We face competition from numerous sources.

The ownership of shopping centers is highly fragmented, with less than 10% owned by REIT’s. We face competition from other REIT’s as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We compete to develop shopping centers with other real estate investment trusts engaged in development activities as well as with local, regional, and national real estate developers.

We compete for the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. We seek to maximize rents per square foot by (i) establishing relationships with supermarket chains that are first or second in their markets or other category-leading anchors and (ii) leasing non-anchor space in multiple centers to national or regional tenants. We compete to develop properties by applying our proprietary research methods to identify development and leasing opportunities and by pre-leasing a significant portion of a center before beginning construction.

There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants. These entities may successfully control these markets and tenants to our exclusion. If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stock and unit holders, may be adversely affected.

Costs of environmental remediation could reduce our cash flow available for distribution to stock and unit holders.

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

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to borrow using the property as collateral. Any of these developments could reduce cash flow and distributions to stock and unit holders.

Risk Factors Related to Our Co-investment Partnerships and Acquisition Structure

We do not have voting control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested as a co-venturer in the acquisition or development of properties. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The other co-venturer might (i) have interests or goals that are inconsistent with our interests or goals or (ii) otherwise impede our objectives. The other co-venturer also might become insolvent or bankrupt.

Our co-investment partnerships are an important part of our growth strategy. The termination of our co-investment partnerships could adversely affect distributions to stock and unit holders.

Our management fee income has increased significantly as our participation in co-investment partnerships has increased. If co-investment partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset and property management fees from these co-investment partnerships, which could adversely affect our cash available for distribution to stock and unit holders.

In addition, termination of the co-investment partnerships without replacing them with new co-investment partnerships could adversely affect our growth strategy. Property sales to the co-investment partnerships provide us with an important source of funding for additional developments and acquisitions. Without this source of capital, our ability to recycle capital, fund developments and acquisitions, and increase distributions to stock and unit holders could be adversely affected.

Our co-investment partnerships have $2.5 billion of debt as of December 31, 2009, of which 54.8% will mature through 2012, which is subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. The long-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

Our partnership structure may limit our flexibility to manage our assets.

We invest in retail shopping centers through the Operating Partnership in which the Parent Company currently owns 99% of the outstanding common partnership units. From time to time, we have acquired properties through the Operating Partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property for cash.

Properties contributed to the Operating Partnership may have unrealized gains attributable to the difference between the fair market value and adjusted tax basis in the properties prior to contribution. As a result, our sale of these properties could cause adverse tax consequences to the limited partners who contributed them.

Generally, the Operating Partnership has no obligation to consider the tax consequences of its actions to any limited partner. However, the Operating Partnership may acquire properties in the future subject to material restrictions on refinancing or resale designed to minimize the adverse tax consequences to the limited partners who contribute those properties. These restrictions could significantly reduce our flexibility to manage our assets by preventing us from reducing mortgage debt or selling a property when such a transaction might be in our best interest in order to reduce interest costs or dispose of an under-performing property.

Risk Factors Related to Our Capital Recycling and Capital Structure

Lack of available credit could reduce capital available for new developments and other investments and could increase refinancing risks.

The lack of available credit in the commercial real estate market is causing a decline in the sale of shopping centers and their values. This reduces the available capital for new developments or other new investments, which is a key part of our capital recycling strategy. The lack of liquidity in the capital markets has also resulted in a significant increase in the cost to refinance maturing loans and a significant increase in refinancing risks. We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. Whether the credit markets will hinder our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

A reduction in the availability of capital, an increase in the cost of capital, and higher market capitalization rates could adversely impact our ability to recycle capital and fund developments and acquisitions, and could dilute earnings.

As part of our capital recycling program, we sell operating properties that no longer meet our investment standards. We also develop certain retail centers because of their attractive margins with the intent of selling them to co-investment partnerships or other third parties for a profit. These sales proceeds are used to fund the construction of new developments. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on our capital recycling program by reducing the amount of cash generated and profits realized. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which would have a negative impact on our earnings.

Our debt financing may reduce distributions to stock and unit holders.

We do not expect to generate sufficient funds from operations to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we might be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms. Either could reduce the cash flow available for distributions to stock and unit holders.

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

•	leverage could make us more vulnerable to a downturn in our business or the economy generally; and

•	as a result, our leverage could lead to reduced distributions to stock and unit holders.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our revolving line of credit and our unsecured notes contain customary covenants, including compliance with financial ratios, such as ratios of total debt to gross asset value and coverage ratios. Coverage ratio is defined as EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. Our line of credit also restricts our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, including the covenants above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured line of credit, and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

We depend on external sources of capital, which may not be available in the future.

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions or developments, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, our line of credit imposes covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements.

Additional equity offerings may result in substantial dilution of stockholders’ interests and additional debt financing may substantially increase our degree of leverage.

Settlement provisions contained in forward sale agreements subject us to certain risks.

The Company entered into forward sale agreements in December 2009 with each of J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC. The forward sale agreements relate to the forward sale by the Company of a number of shares of common stock equal to the number of shares of common stock to be borrowed and sold by each forward seller. Depending on the price of our common stock at the time of settlement and the relevant settlement method, we may receive proceeds from the sale of common stock upon settlement of the forward sale agreements, which settlement must occur within approximately 15 months after December 2009. We intend to use any proceeds that we receive upon settlement of the forward sale agreements to repay or refinance maturing 2010 debt which may include a portion of our pro-rata share of the existing mortgage debt of Macquarie CountryWide-Regency II, LLC as the debt comes due beginning in 2010 and other general corporate purposes, which may include the payment of future maturing debt or the acquisition of additional properties.

Each forward purchaser has the right to accelerate its respective forward sale agreement and require us to physically settle its forward sale agreement on a date specified by such forward purchaser upon the occurrence of certain events. Each forward purchaser’s decision to exercise its right to require us to settle its forward sale agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver our common stock under the terms of the physical settlement provisions of the relevant forward sale agreement irrespective of our capital needs, which would result in dilution to our earnings per share and unit and return on equity. In addition, upon certain events of bankruptcy, insolvency, or reorganization relating to us, the forward sale agreements will terminate without further liability of either party. Following any such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.

The forward sale agreements provide for settlement on a settlement date or dates to be specified at our discretion within approximately 15 months from December 7, 2009. Each forward sale agreement will be physically settled, unless we elect to settle such forward sale agreement in cash. If we decide to physically settle a forward sale agreement, delivery of our shares on any physical settlement of such forward sale agreement will result in dilution to our earnings per share and unit and return on equity. If we elect cash settlement for all or a portion of the shares of our common stock included in a forward sale agreement, we would expect the relevant forward purchaser or one of its affiliates to repurchase a number of shares equal to the portion for which we elect cash settlement in order to cover its obligation to return the shares of our common stock it had borrowed in connection with sales of our common stock. If the market value of our common stock at the time of the repurchase is above the forward price, we would pay the relevant forward purchaser under such forward sale agreement an amount in cash equal to the difference. Thus, we would be responsible for a potentially substantial cash payment.

In addition, the purchase of our common stock by the forward purchasers or their respective affiliates, to unwind their hedge positions, could cause the price of our common stock to increase over time, thereby increasing the amount of cash we would owe to the forward purchasers upon a cash settlement of the forward sale agreements.

Risk Factors Related to Interest Rates and the Market for Our Stock

We may be forced to deleverage our business with our operating cash flows, which could result in the reduction of distributions to our stock and unit holders, a reduction in investments into our business or additional equity offerings that dilute our stock and unit holders’ interests.

We depend on external financing, principally debt financing, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. The disruption in the capital markets that began in 2008 has continued into 2009, limiting access to financing for many companies. Without access to external financing, we would be required to pay outstanding debt with our operating cash flows and our operating cash flows may not be sufficient to pay our outstanding debt as it comes due. If we are required to deleverage our business with operating cash flows, we may be forced to reduce the amount of, or eliminate altogether, our distributions to stock and unit holders or refrain from making investments in our business.

We and our joint ventures have a significant amount of debt maturing in 2010, 2011, and 2012. During this time period, we have $624.7 million maturing and our joint ventures have $1.3 billion maturing (our pro-rata share is $333.8 million). In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are refinancing.

Increased interest rates may reduce distributions to stock and unit holders.

We are obligated on floating rate debt, of which we had $5.6 million as of December 31, 2009. If we do not eliminate our exposure to increases in interest rates through interest rate protection or cap agreements, these increases may reduce cash flow and our ability to make distributions to stock and unit holders.

Although swap agreements enable us to convert floating rate debt to fixed rate debt and cap agreements enable us to cap our maximum interest rate, they expose us to the risk that the counterparties to these hedge agreements may not perform, which could increase our exposure to rising interest rates. If we enter into swap agreements, decreases in interest rates will increase our interest expense as compared to the underlying floating rate debt. This could result in our making payments to unwind these agreements, such as in connection with a prepayment of our floating rate debt.

Increased market interest rates could reduce the Parent Company’s stock price.

The annual dividend rate on our common stock as a percentage of its market price may influence the trading price of our stock. An increase in market interest rates may lead purchasers to demand a higher annual dividend rate, which could adversely affect the market price of our stock. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.

The price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to many factors, many of which are out of our control, including:

•	actual or anticipated variations in our operating results or dividends;

•	changes in our funds from operations or earnings estimates;

•

publication of research reports about us or the real estate industry in general and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REIT’s;

•	the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that drive purchasers of our shares to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	any future issuances of equity securities;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	general market and economic conditions.

These factors may cause the market price of our common stock to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our common stock will not fall in the future.

Risk Factors Related to Federal Income Tax Laws

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. We are also required to distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

In addition, any net taxable income earned directly by our taxable affiliates, including Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary, is subject to federal and state corporate income tax. Several provisions of the laws applicable to REIT’s and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, a REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT, we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for dividends to our stockholders.

A REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or 10% of the value of the issuer’s outstanding securities. An exception to these tests allows a REIT to own securities of a subsidiary that exceed the 5% value test and the 10% value tests if the subsidiary elects to be a “taxable REIT subsidiary.” We are not able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of our total assets. We currently own more than 10% of the total value of the outstanding securities of RRG.

Risk Factors Related to Our Ownership Limitations and the Florida Business Corporation Act

Restrictions on the ownership of the Parent Company’s capital stock to preserve our REIT status could delay or prevent a change in control.

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

The issuance of the Parent Company’s capital stock could delay or prevent a change in control.

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

Regency Centers Corporation and Regency Centers, L.P. have received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2009 that remain unresolved.

Item 2.	Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	8,743,529	19.4%	92.5%	76	9,597,194	19.3%	91.9%
Florida	56	5,432,000	12.1%	91.3%	60	6,050,697	12.2%	93.9%
Texas	35	4,358,457	9.7%	89.8%	36	4,404,025	8.9%	90.5%
Virginia	29	3,635,546	8.1%	94.9%	30	3,799,919	7.6%	95.6%
Illinois	23	2,769,037	6.2%	89.7%	24	2,901,919	5.8%	90.0%
Missouri	23	2,265,466	5.0%	96.8%	23	2,265,422	4.6%	96.8%
Ohio	15	2,245,341	5.0%	93.1%	17	2,631,530	5.3%	86.7%
North Carolina	15	2,073,487	4.6%	89.7%	15	2,107,442	4.2%	91.9%
Colorado	20	2,070,251	4.6%	90.4%	22	2,285,926	4.6%	91.4%
Maryland	16	1,873,908	4.2%	92.8%	16	1,873,759	3.8%	94.0%
Georgia	19	1,661,612	3.7%	92.0%	30	2,648,555	5.3%	92.7%
Pennsylvania	12	1,414,123	3.1%	92.4%	12	1,441,791	2.9%	90.1%
Washington	11	1,038,514	2.3%	95.4%	13	1,255,836	2.5%	97.0%
Oregon	8	752,162	1.7%	98.1%	11	1,087,738	2.2%	97.1%
Tennessee	7	565,386	1.3%	91.8%	8	574,114	1.2%	92.0%
Massachusetts	3	564,386	1.2%	95.2%	3	561,186	1.1%	93.4%
Arizona	4	496,073	1.1%	89.4%	4	496,073	1.0%	94.3%
Minnesota	3	483,938	1.1%	97.3%	3	483,938	1.0%	92.9%
Delaware	4	472,005	1.0%	91.0%	4	472,005	0.9%	95.2%
Nevada	2	432,990	1.0%	78.0%	3	528,368	1.1%	83.4%
South Carolina	6	360,718	0.8%	95.2%	8	451,494	0.9%	96.7%
Indiana	6	273,253	0.6%	80.3%	6	273,279	0.6%	76.4%
Wisconsin	2	269,128	0.6%	97.7%	2	269,128	0.5%	97.7%
Alabama	2	203,206	0.4%	72.0%	3	278,299	0.6%	78.3%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	95.2%	2	156,482	0.3%	96.2%
Michigan	2	118,273	0.3%	85.8%	2	118,273	0.2%	84.9%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,184	0.1%	63.7%	3	325,853	0.7%	90.2%
New Hampshire	—	—	—	—	1	84,793	0.2%	80.4%

Total	400	44,971,962	100.0%	92.1%	440	49,644,545	100.0%	92.3%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $404.4 million and $2.5 billion, respectively.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,340,854	23.3%	93.1%	46	5,668,350	23.5%	89.7%
Florida	44	4,421,788	19.2%	91.2%	41	4,198,414	17.4%	94.4%
Texas	24	2,978,018	13.0%	88.8%	28	3,371,380	13.9%	89.9%
Ohio	13	1,708,268	7.4%	93.6%	14	1,985,392	8.2%	85.3%
Georgia	16	1,418,261	6.2%	91.4%	16	1,409,622	5.8%	92.0%
Colorado	14	1,123,006	4.9%	87.1%	14	1,130,771	4.7%	86.2%
North Carolina	9	873,943	3.8%	92.3%	9	951,177	3.9%	94.6%
Virginia	7	864,116	3.8%	93.2%	7	958,825	4.0%	90.8%
Oregon	7	659,061	2.9%	98.0%	8	733,068	3.0%	98.4%
Tennessee	6	479,321	2.1%	91.3%	7	488,049	2.0%	91.2%
Washington	6	461,073	2.0%	93.5%	7	538,155	2.2%	95.9%
Nevada	2	432,990	1.9%	78.0%	2	429,304	1.8%	81.1%
Illinois	3	414,168	1.8%	85.2%	3	414,996	1.7%	84.7%
Arizona	3	388,440	1.7%	90.4%	3	388,440	1.6%	93.0%
Massachusetts	2	379,107	1.6%	92.9%	2	375,907	1.6%	90.5%
Pennsylvania	4	320,279	1.4%	88.7%	4	347,430	1.4%	77.6%
Delaware	2	240,418	1.0%	93.3%	2	240,418	1.0%	99.2%
Michigan	2	118,273	0.5%	85.8%	2	118,273	0.5%	84.9%
Maryland	1	107,063	0.5%	75.4%	1	106,915	0.4%	77.8%
Alabama	1	84,740	0.4%	76.2%	1	84,741	0.4%	68.7%
South Carolina	2	74,421	0.3%	90.6%	2	74,422	0.3%	90.6%
Indiana	3	54,484	0.2%	44.7%	3	54,510	0.2%	34.1%
Kentucky	1	23,184	0.1%	63.7%	1	23,184	0.1%	33.6%
New Hampshire	—	—	—	—	1	84,793	0.4%	80.4%

Total	216	22,965,276	100.0%	91.0%	224	24,176,536	100.0%	90.2%

The Consolidated Properties are encumbered by mortgage loans of $404.4 million.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	December 31, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,402,675	15.5%	91.6%	30	3,928,844	15.4%	94.9%
Virginia	22	2,771,430	12.6%	95.4%	23	2,841,094	11.2%	97.2%
Illinois	20	2,354,869	10.7%	90.5%	21	2,486,923	9.8%	90.9%
Missouri	23	2,265,466	10.3%	96.8%	23	2,265,422	8.9%	96.8%
Maryland	15	1,766,845	8.0%	93.8%	15	1,766,844	6.9%	95.0%
Texas	11	1,380,439	6.3%	92.1%	8	1,032,645	4.0%	92.6%
North Carolina	6	1,199,544	5.5%	87.8%	6	1,156,265	4.5%	89.7%
Pennsylvania	8	1,093,844	5.0%	93.5%	8	1,094,361	4.3%	94.1%
Florida	12	1,010,212	4.6%	92.0%	19	1,852,283	7.3%	92.6%
Colorado	6	947,245	4.3%	94.4%	8	1,155,155	4.5%	96.4%
Washington	5	577,441	2.6%	96.9%	6	717,681	2.8%	97.8%
Ohio	2	537,073	2.4%	91.6%	3	646,138	2.5%	91.0%
Minnesota	3	483,938	2.2%	97.3%	3	483,938	1.9%	92.9%
South Carolina	4	286,297	1.3%	96.4%	6	377,072	1.5%	98.0%
Wisconsin	2	269,128	1.2%	97.7%	2	269,128	1.1%	97.7%
Georgia	3	243,351	1.1%	95.6%	14	1,238,933	4.9%	93.6%
Delaware	2	231,587	1.1%	88.5%	2	231,587	0.9%	91.1%
Indiana	3	218,769	1.0%	89.1%	3	218,769	0.9%	87.0%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.7%	99.4%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.7%	95.2%	2	156,482	0.6%	96.2%
Alabama	1	118,466	0.5%	69.1%	2	193,558	0.8%	82.5%
Arizona	1	107,633	0.5%	85.8%	1	107,633	0.4%	98.9%
Oregon	1	93,101	0.4%	98.1%	3	354,670	1.4%	94.3%
Tennessee	1	86,065	0.4%	94.8%	1	86,065	0.3%	96.2%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%
Nevada	—	—	—	—	1	99,064	0.4%	93.0%
Kentucky	—	—	—	—	2	302,669	1.2%	94.6%

Total	184	22,006,686	100.0%	93.2%	216	25,468,009	100.0%	94.3%

The Unconsolidated Properties are encumbered by mortgage loans of $2.5 billion.

Item 2.	Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus Regency’s pro-rata share of Unconsolidated Properties as of December 31, 2009 based upon a percentage of total annualized base rent exceeding or equal to .5%.

Tenant	GLA	Percent to Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	2,209,184	8.0%	$20,462,378	4.8%	46	9
Publix	1,902,503	6.9%	17,615,932	4.2%	54	1
Safeway	1,601,669	5.8%	15,488,636	3.7%	55	6
Supervalu	882,406	3.2%	10,337,559	2.4%	28	3
CVS	449,045	1.6%	6,923,620	1.6%	50	—
Blockbuster Video	268,623	1.0%	5,708,551	1.4%	71	—
TJX Companies	406,252	1.5%	4,149,162	1.0%	23	—
Whole Foods	139,796	0.5%	3,952,760	0.9%	5	—
Ross Dress For Less	241,538	0.9%	3,782,603	0.9%	16	—
Sports Authority	181,523	0.7%	3,458,514	0.8%	5	—
Starbucks	98,478	0.4%	3,302,076	0.8%	88	—
Sears Holdings	435,250	1.6%	3,297,617	0.8%	14	1
PETCO	189,538	0.7%	3,273,941	0.8%	23	—
Wells Fargo Bank	61,579	0.2%	3,178,196	0.8%	49	—
Walgreens	176,165	0.6%	2,971,809	0.7%	17	—
Rite Aid	198,992	0.7%	2,924,740	0.7%	25	—
H.E.B.	210,413	0.8%	2,771,745	0.7%	4	—
Schnucks	308,578	1.1%	2,687,565	0.6%	31	—
Bank of America	68,847	0.2%	2,611,264	0.6%	32	—
Subway	90,705	0.3%	2,571,552	0.6%	111	—
The UPS Store	95,313	0.3%	2,442,339	0.6%	98	—
Target	268,922	1.0%	2,392,748	0.6%	4	20
Hallmark	135,374	0.5%	2,366,096	0.6%	51	—
Ahold	135,773	0.5%	2,348,193	0.6%	10	—
Harris Teeter	182,108	0.7%	2,315,621	0.5%	7	—
Michael’s	190,501	0.7%	2,284,210	0.5%	12	—
JPMorgan Chase Bank	59,161	0.2%	2,277,678	0.5%	23	—
Home Depot	135,604	0.5%	2,250,231	0.5%	4	—
PetSmart	140,491	0.5%	2,159,950	0.5%	9	—
Stater Bros.	139,961	0.5%	2,122,914	0.5%	4	—
Staples	147,382	0.5%	2,116,261	0.5%	12	—

(a)	Stores owned by anchor tenant that are attached to our centers.

Regency’s leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rent, additional rents calculated as a percentage of the tenant’s sales, the tenant’s pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

Item 2.	Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years and thereafter, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Minimum Rent (3)
(1)	332,341	1.3%	$6,597,904	1.6%
2010	2,403,843	9.6%	46,441,879	11.0%
2011	2,865,300	11.5%	50,980,187	12.1%
2012	3,305,426	13.2%	61,187,816	14.5%
2013	2,435,983	9.7%	46,169,653	10.9%
2014	2,254,932	9.0%	42,849,004	10.1%
2015	756,837	3.0%	12,883,157	3.0%
2016	700,283	2.8%	12,135,224	2.9%
2017	1,215,920	4.9%	21,081,969	5.0%
2018	1,251,759	5.0%	19,545,813	4.6%
2019	1,127,900	4.5%	16,444,918	3.9%
Thereafter	6,350,888	25.5%	86,676,290	20.4%

Total	25,001,412	100.0%	$422,993,814	100.0%

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

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

CALIFORNIA

Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,060	96.6%	Ralphs, Jimbo’s...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Amerige Heights Town Center	2000	2000	96,680	98.0%	Albertsons, (Target)	—
Brea Marketplace (4)	2005	1987	193,235	84.2%	Sprout’s Markets	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare
Costa Verde Center	1999	1988	178,623	92.2%	Bristol Farms	Bookstar, The Boxing Club, Pharmaca Integrative Pharmacy
El Camino Shopping Center	1999	1995	135,728	100.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,549	95.9%	Von’s Food & Drug	Longs Drug
Falcon Ridge Town Center Phase I (4)	2003	2004	232,754	85.2%	Stater Bros., (Target)	Sports Authority, Ross Dress for Less, Party City, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II (4)	2005	2005	66,864	100.0%	24 Hour Fitness	CVS
Five Points Shopping Center (4)	2005	1960	144,553	100.0%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley Village Center	2004	2004	98,752	92.7%	Stater Bros.	CVS
Friars Mission Center	1999	1989	146,898	98.6%	Ralphs	Longs Drug
Gelson’s Westlake Market Plaza	2002	2002	84,975	90.8%	Gelson’s Markets	—
Golden Hills Promenade (3)	2006	2006	216,846	92.7%	Lowe’s	Bed Bath & Beyond
Granada Village (4)	2005	1965	224,649	68.9%	—	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village (4)	2003	2003	65,801	95.7%	Ralphs	—
Heritage Plaza	1999	1981	231,582	99.7%	Ralphs	CVS, Hands On Bicycles, Total Woman, Ace Hardware
Highland Crossing	2007	2007	45,000	100.0%	LA Fitness	—
Indio Towne Center (3)	2006	2006	142,790	53.4%	(Home Depot), (WinCo)	CVS, 24 Hour Fitness, PETCO
Jefferson Square (3)	2007	2007	38,013	74.7%	Fresh & Easy	CVS
Laguna Niguel Plaza (4)	2005	1985	41,943	96.1%	(Albertsons)	CVS
Marina Shores (4)	2008	2001	67,727	89.5%	—	PETCO
Morningside Plaza	1999	1996	91,212	93.1%	Stater Bros.	—
Navajo Shopping Center (4)	2005	1964	102,138	97.7%	Albertsons	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,140	100.0%	Albertsons	—
Oakbrook Plaza	1999	1982	83,279	97.2%	Albertsons	(Longs Drug)
Park Plaza Shopping Center (4)	2001	1991	194,396	93.6%	Henry’s Marketplace	CVS, PETCO, Ross Dress For Less, Office Depot, Tuesday Morning
Plaza Hermosa	1999	1984	94,940	100.0%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (4)	2005	1987	212,415	96.3%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (4)	2005	1981	153,256	94.1%	Von’s Food & Drug	(Longs Drug), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	79,519	64.4%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,760	100.0%	Superior Super Warehouse	—
Santa Ana Downtown Plaza	1999	1987	100,306	90.7%	Food 4 Less	Famsa, Inc.
Seal Beach (4)	2002	1966	96,858	91.7%	Von’s Food & Drug	CVS
Paseo Del Sol (3)	2004	2004	54,778	64.5%	Whole Foods	—
Twin Oaks Shopping Center (4)	2005	1978	98,399	100.0%	Ralphs	Rite Aid
Twin Peaks	1999	1988	198,139	95.5%	Albertsons, Target	—
Valencia Crossroads	2002	2003	172,856	94.1%	Whole Foods, Kohl’s	—
Ventura Village	1999	1984	76,070	95.2%	Von’s Food & Drug	—
Vine at Castaic (3)	2005	2005	30,236	62.6%	—	—
Vista Village Phase I (4)	2002	2003	129,009	91.8%	Krikorian Theaters, (Lowe’s)	—
Vista Village Phase II (4)	2002	2003	55,000	45.5%	Sprout’s Markets	—
Vista Village IV	2006	2006	11,000	100.0%	—	—
Westlake Village Plaza and Center	1999	1975	190,529	98.1%	Von’s Food & Drug	(CVS), Longs Drug, Total Woman
Westridge Village	2001	2003	92,287	100.0%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	100.0%	El Super	—

San Francisco/ Northern CA
Applegate Ranch Shopping Center (3)	2006	2006	144,444	66.2%	(Super Target), (Home Depot)	Marshalls, PETCO, Big 5 Sporting Goods
Auburn Village (4)	2005	1990	133,944	96.3%	Bel Air Market	Dollar Tree, Goodwill Industries, (Longs Drug)
Bayhill Shopping Center (4)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Longs Drug

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

CALIFORNIA (continued)

Blossom Valley (4)	1999	1990	93,316	93.8%	Safeway	Longs Drug
Clayton Valley Shopping Center	2003	2004	260,671	96.8%	Fresh & Easy, Home Depot	Longs Drugs, Dollar Tree, Ross Dress For Less
Clovis Commons	2004	2004	174,990	98.4%	(Super Target)	Petsmart, TJ Maxx, Office Depot, Best Buy
Corral Hollow (4)	2000	2000	167,184	98.7%	Safeway, Orchard Supply & Hardware	Longs Drug
Diablo Plaza	1999	1982	63,265	96.7%	(Safeway)	(Longs Drug), Jo-Ann Fabrics
El Cerrito Plaza	2000	2000	256,035	98.0%	(Lucky’s)	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,413	95.8%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	95.7%	Safeway	—
Gateway 101	2008	2008	92,110	100.0%	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	—
Loehmanns Plaza California	1999	1983	113,310	99.1%	(Safeway)	Longs Drug, Loehmann’s
Mariposa Shopping Center (4)	2005	1957	126,658	100.0%	Safeway	Longs Drug, Ross Dress for Less
Pleasant Hill Shopping Center (4)	2005	1970	234,061	83.6%	Target, Toys “R” Us	Barnes & Noble
Powell Street Plaza	2001	1987	165,928	83.6%	Trader Joe’s	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company
Raley’s Supermarket (4)	2007	1964	62,827	100.0%	Raley’s	—
San Leandro Plaza	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)
Sequoia Station	1999	1996	103,148	86.3%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy
Silverado Plaza (4)	2005	1974	84,916	100.0%	Nob Hill	Longs Drug
Snell & Branham Plaza (4)	2005	1988	99,350	98.3%	Safeway	—
Stanford Ranch Village (4)	2005	1991	89,875	95.1%	Bel Air Market	—
Strawflower Village	1999	1985	78,827	94.4%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,188	96.7%	Safeway	Longs Drug, Ace Hardware
West Park Plaza	1999	1996	88,104	98.0%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza (4)	2005	1968	109,701	99.0%	Fresh & Easy	Sports Basement

Subtotal/Weighted Average (CA)			8,743,529	92.5%

FLORIDA

Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	91.9%	Publix	—
First Street Village (3)	2006	2006	54,926	89.4%	Publix	—
Grande Oak	2000	2000	78,784	100.0%	Publix	—

Jacksonville / North Florida
Anastasia Plaza	1993	1988	102,342	95.0%	Publix	—
Canopy Oak Center (3)(4)	2006	2006	90,041	77.8%	Publix	—
Carriage Gate	1994	1978	76,784	91.4%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix), Target	—
Fleming Island	1998	2000	136,663	63.9%	Publix, (Target)	—
Hibernia Pavilion (3)	2006	2006	51,298	92.5%	Publix	—
Hibernia Plaza (3)	2006	2006	8,400	33.3%	—	(Walgreens)
Horton’s Corner	2007	2007	14,820	100.0%	—	Walgreens
John’s Creek Center (4)	2003	2004	75,101	100.0%	Publix	—
Julington Village (4)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper Shopping Center	1993	1974	84,065	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	95.6%	Publix, K-Mart	Jo-Ann Fabrics
Nocatee Town Center (3)	2007	2007	69,679	86.0%	Publix	—
Oakleaf Commons (3)	2006	2006	73,717	79.1%	Publix	(Walgreens)
Old St Augustine Plaza	1996	1990	232,459	99.1%	Publix, Burlington Coat Factory, Hobby Lobby	CVS
Pine Tree Plaza	1997	1999	63,387	98.4%	Publix	—
Plantation Plaza (4)	2004	2004	77,747	98.2%	Publix	—
Seminole Shoppes (3)	2009	2009	73,240	74.2%	Publix	—
Shoppes at Bartram Park (4)	2005	2004	105,319	95.3%	Publix, (Kohl’s)	Toll Brothers
Shoppes at Bartram Park Phase II (3)(4)	2008	2008	14,639	49.3%	—	(Tutor Time)
Shops at John’s Creek	2003	2004	15,490	72.6%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

FLORIDA (continued)

Vineyard Shopping Center (4)	2001	2002	62,821	88.9%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	92.2%	Publix	CVS
Berkshire Commons	1994	1992	106,354	100.0%	Publix	Walgreens
Caligo Crossing (3)	2007	2007	10,762	74.9%	(Kohl’s)	—
Five Corners Plaza (4)	2005	2001	44,647	88.1%	Publix	—
Garden Square	1997	1991	90,258	98.6%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	91.7%	Publix	—
Pebblebrook Plaza (4)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104	1998	1990	108,192	97.4%	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	1996	1982	109,949	93.1%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	79.6%	Publix	Walgreens, Harbor Freight Tools
Bloomingdale Square	1998	1987	267,736	96.7%	Publix, Wal-Mart, Bealls	Ace Hardware
East Towne Center	2002	2003	69,841	92.0%	Publix	—
Kings Crossing Sun City	1999	1999	75,020	98.4%	Publix	—
Lynnhaven (4)	2001	2001	63,871	100.0%	Publix	—
Marketplace Shopping Center	1995	1983	90,296	33.2%	—	—
Regency Square	1993	1986	349,848	93.1%	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Hobbytown USA
Suncoast Crossing Phase I (3)	2007	2007	108,434	91.9%	Kohl’s	—
Suncoast Crossing Phase II (3)	2008	2008	9,451	0.0%	(Target)	—
Town Square	1997	1999	44,380	100.0%	—	PETCO, Pier 1 Imports
Village Center	1995	1993	181,110	96.5%	Publix	Walgreens, Stein Mart
Northgate Square	2007	1995	75,495	100.0%	Publix	—
Westchase	2007	1998	78,998	95.2%	Publix	—
Willa Springs (4)	2000	2000	89,930	98.3%	Publix	—

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	124,924	83.5%	Winn-Dixie	Citi Trends
Chasewood Plaza	1993	1986	155,603	97.7%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	113,281	90.4%	Publix	Walgreens
Island Crossing (4)	2007	1996	58,456	100.0%	Publix	—
Martin Downs Village Center	1993	1985	112,666	87.3%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,937	87.1%	—	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Village Commons Shopping Center (4)	2005	1986	169,053	80.6%	Publix	CVS
Wellington Town Square	1996	1982	107,325	98.9%	Publix	CVS

Subtotal/Weighted Average (FL)			5,432,000	91.3%

TEXAS

Austin
Hancock	1999	1998	410,438	96.0%	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	122,646	57.7%	Sprout’s Markets	—
North Hills	1999	1995	144,020	95.1%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place (4)	1998	1998	98,906	96.6%	Kroger	—
Cooper Street	1999	1992	133,196	91.5%	(Home Depot)	Office Max, K&G Men’s Company
Hickory Creek Plaza (3)	2006	2006	28,134	47.2%	(Kroger)	—
Highland Village (3)	2005	2005	351,635	79.2%	AMC Theater	Barnes & Noble
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	95.2%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	91.8%	(Albertsons)	—
Main Street Center (4)	2002	2002	42,754	59.3%	(Albertsons)	—
Market at Preston Forest	1999	1990	96,353	100.0%	Tom Thumb	—
Mockingbird Common	1999	1987	120,321	100.0%	Tom Thumb	Ogle School of Hair Design
Preston Park	1999	1985	239,333	92.9%	Tom Thumb	Gap
Prestonbrook	1998	1998	91,537	95.3%	Kroger	—
Prestonwood Park	1999	1999	101,167	51.4%	(Albertsons)	—
Rockwall Town Center	2002	2004	46,095	94.6%	(Kroger)	(Walgreens)

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

TEXAS (continued)

Shiloh Springs (4)	1998	1998	110,040	91.2%	Kroger	—
Signature Plaza	2003	2004	32,414	68.8%	(Kroger)	—
Trophy Club	1999	1999	106,507	88.6%	Tom Thumb	(Walgreens)

Houston
Alden Bridge (4)	2002	1998	138,953	91.1%	Kroger	Walgreens
Atascocita Center	2002	2003	97,240	94.3%	Kroger	—
Cochran’s Crossing	2002	1994	138,192	97.1%	Kroger	CVS
Fort Bend Center	2000	2000	30,164	92.1%	(Kroger)	—
Indian Springs Center (4)	2002	2003	136,625	98.9%	H.E.B.	—
Kleinwood Center (4)	2002	2003	148,964	79.7%	H.E.B.	(Walgreens)
Memorial Collection Shopping Center (4)	2005	1974	103,330	97.5%	Randall’s Food	Walgreens
Panther Creek	2002	1994	165,560	92.1%	Randall’s Food	CVS, Sears Paint & Hardware
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (4)	2001	2000	134,045	96.6%	Kroger	Walgreens
Waterside Marketplace (3)	2007	2007	24,858	92.5%	(Kroger)	—
Weslayan Plaza East (4)	2005	1969	169,693	94.8%	—	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec’s Liquor

Weslayan Plaza West (4)	2005	1969	185,964	98.8%	Randall’s Food	Walgreens, PETCO, Jo Ann’s, Office Max, Tuesday Morning

Westwood Village (3)	2006	2006	183,424	85.3%	(Target)	Gold’s Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx

Woodway Collection (4)	2005	1974	111,165	85.1%	Randall’s Food	—

Subtotal/Weighted Average (TX)			4,358,457	89.8%

VIRGINIA

Richmond
Gayton Crossing (4)	2005	1983	156,917	97.1%	Ukrop’s	—
Hanover Village Shopping Center (4)	2005	1971	93,147	72.2%	—	Tractor Supply Company
Village Shopping Center (4)	2005	1948	111,177	100.0%	Ukrop’s	CVS

Other Virginia
601 King Street (4)	2005	1980	8,349	73.7%	—	—
Ashburn Farm Market Center	2000	2000	91,905	95.7%	Giant Food	—
Ashburn Farm Village Center (4)	2005	1996	88,897	89.3%	Shoppers Food Warehouse	—
Braemar Shopping Center (4)	2004	2004	96,439	94.8%	Safeway	—
Centre Ridge Marketplace (4)	2005	1996	104,100	94.5%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	100.0%	Safeway	PETCO
Culpeper Colonnade	2006	2006	62,114	93.8%	Martin’s, (Target)	PetSmart, Staples
Fairfax Shopping Center	2007	1955	78,711	78.2%	--	Direct Furniture
Festival at Manchester Lakes (4)	2005	1990	165,130	97.9%	Shoppers Food Warehouse	—
Fortuna Center Plaza (4)	2004	2004	90,131	100.0%	Shoppers Food Warehouse, (Target)	Rite Aid
Fox Mill Shopping Center (4)	2005	1977	103,269	96.1%	Giant Food	—
Greenbriar Town Center (4)	2005	1972	340,006	97.6%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Hollymead Town Center (4)	2003	2004	153,739	97.0%	Harris Teeter, (Target)	Petsmart
Kamp Washington Shopping Center (4)	2005	1960	71,825	95.8%	—	Borders Books
Kings Park Shopping Center (4)	2005	1966	74,702	95.6%	Giant Food	CVS
Lorton Station Marketplace (4)	2006	2005	132,445	97.3%	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center (4)	2006	2005	51,807	88.5%	—	ReMax
Market at Opitz Crossing	2003	2003	149,791	91.4%	Safeway	Boat U.S.
Saratoga Shopping Center (4)	2005	1977	113,013	97.8%	Giant Food	—
Shops at County Center	2005	2005	96,695	96.9%	Harris Teeter	—
Signal Hill (4)	2003	2004	95,172	97.5%	Shoppers Food Warehouse	—
Stonewall (3)	2007	2007	287,744	93.8%	Wegmans	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

VIRGINIA (continued)

Town Center at Sterling Shopping Center (4)	2005	1980	190,069	92.4%	Giant Food	Washington Sports Club, Party Depot
Village Center at Dulles (4)	2002	1991	298,271	97.7%	Shoppers Food Warehouse, Gold’s Gym	CVS, Advance Auto Parts, Chuck E. Cheese, PETCO, Staples, The Thrift Store
Willston Centre I (4)	2005	1952	105,376	92.3%	—	CVS, Baileys Health Care
Willston Centre II (4)	2005	1986	127,449	96.0%	Safeway, (Target)	—

Subtotal/Weighted Average (VA)			3,635,546	94.9%

ILLINOIS

Chicago
Baker Hill Center (4)	2004	1998	135,355	94.6%	Dominick’s	—
Brentwood Commons (4)	2005	1962	125,585	91.8%	Dominick’s	Dollar Tree
Civic Center Plaza (4)	2005	1989	264,973	98.0%	Super H Mart, Home Depot	Murray’s Discount Auto, King Spa
Deer Grove Center (4)	2004	1996	236,173	73.4%	Dominick’s, (Target)	Michaels, PETCO, Factory Card Outlet, Dress Barn, Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	91.8%	Jewel / OSCO	Ace Hardware
Geneva Crossing (4)	2004	1997	123,182	98.8%	Dominick’s	Goodwill
Hinsdale	1998	1986	178,960	81.0%	Dominick’s	Ace Hardware
McHenry Commons Shopping Center (4)	2005	1988	100,526	16.6%	—	—
Oaks Shopping Center (4)	2005	1983	135,005	87.3%	Dominick’s	—
Riverside Sq & River’s Edge (4)	2005	1986	169,435	98.6%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (4)	2005	1981	139,256	97.7%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (4)	2004	2001	87,705	96.5%	Dominick’s	—
Shorewood Crossing II (4)	2007	2005	86,276	98.1%	—	Babies R Us, Staples, PETCO, Factory Card Outlet
Stearns Crossing (4)	2004	1999	96,613	92.6%	Dominick’s	—
Stonebrook Plaza Shopping Center (4)	2005	1984	95,825	100.0%	Dominick’s	—
Westbrook Commons	2001	1984	120,674	85.2%	Dominick’s	—

Champaign/Urbana
Champaign Commons (4)	2007	1990	88,105	90.7%	Schnucks	—
Urbana Crossing (4)	2007	1997	85,196	96.7%	Schnucks	—

Springfield
Montvale Commons (4)	2007	1996	73,937	98.1%	Schnucks	—

Other Illinois
Carbondale Center (4)	2007	1997	59,726	100.0%	Schnucks	—
Country Club Plaza (4)	2007	2001	86,867	98.4%	Schnucks	—
Granite City (4)	2007	2004	46,237	100.0%	Schnucks	—
Swansea Plaza (4)	2007	1988	118,892	97.1%	Schnucks	Fashion Bug

Subtotal/Weighted Average (IL)			2,769,037	89.7%

MISSOURI

St. Louis
Affton Plaza (4)	2007	2000	67,760	100.0%	Schnucks	—
Bellerive Plaza (4)	2007	2000	115,252	93.3%	Schnucks	—
Brentwood Plaza (4)	2007	2002	60,452	96.5%	Schnucks	—
Bridgeton (4)	2007	2005	70,762	100.0%	Schnucks, (Home Depot)	—
Butler Hill Centre (4)	2007	1987	90,889	98.5%	Schnucks	—
City Plaza (4)	2007	1998	80,149	94.9%	Schnucks	—
Crestwood Commons (4)	2007	1994	67,285	100.0%	Schnucks, (Best Buy), (Gordman’s)	—
Dardenne Crossing (4)	2007	1996	67,430	100.0%	Schnucks	—
Dorsett Village (4)	2007	1998	104,217	100.0%	Schnucks, (Orlando Gardens Banquet Center)	SSM Care Management Company
Kirkwood Commons (4)	2007	2000	467,703	100.0%	Wal-Mart, (Target), (Lowe’s)	TJ Maxx, HomeGoods, Famous Footwear
Lake St. Louis (4)	2007	2004	75,643	98.1%	Schnucks	—
O’Fallon Centre (4)	2007	1984	71,300	87.5%	Schnucks	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

MISSOURI (continued)

Plaza 94 (4)	2007	2005	66,555	95.4%	Schnucks	—
Richardson Crossing (4)	2007	2000	82,994	97.1%	Schnucks	—
Shackelford Center (4)	2007	2006	49,635	97.4%	Schnucks	—
Sierra Vista Plaza (4)	2007	1993	74,666	98.4%	Schnucks	—
Twin Oaks (4)	2007	2006	71,682	98.3%	Schnucks	(Walgreens)
University City Square (4)	2007	1997	79,230	100.0%	Schnucks	—
Washington Crossing (4)	2007	1999	117,626	95.1%	Schnucks	Michaels, Altmueller Jewelry
Wentzville Commons (4)	2007	2000	74,205	98.1%	Schnucks, (Home Depot)	—
Wildwood Crossing (4)	2007	1997	108,200	79.5%	Schnucks	—
Zumbehl Commons (4)	2007	1990	116,682	94.2%	Schnucks	Ace Hardware

Other Missouri
Capital Crossing (4)	2007	2002	85,149	98.6%	Schnucks	—

Subtotal/Weighted Average (MO)			2,265,466	96.8%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	100.0%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,513	95.5%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	396,861	96.5%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Indian Springs Market Center (4)	2005	2005	146,116	100.0%	Kohl’s, (Wal-Mart Supercenter)	Office Depot, HH Gregg Appliances
Red Bank Village (3)	2006	2006	174,315	91.0%	Wal-Mart	—
Regency Commons	2004	2004	30,770	80.5%	—	—
Shoppes at Mason	1998	1997	80,800	96.5%	Kroger	—
Sycamore Crossing & Sycamore Plaza (4)	2008	1966	390,957	88.4%	Fresh Market, Macy’s Furniture Gallery, Toys ‘R Us, Dick’s Sporting Goods	Barnes & Noble, Old Navy, Staples, Identity Salon & Day Spa
Westchester Plaza	1998	1988	88,181	98.4%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kroger New Albany Center	1999	1999	93,285	96.6%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	98.4%	Kroger, (Home Depot)	—
Park Place Shopping Center	1998	1988	106,832	61.2%	—	Big Lots
Windmiller Plaza Phase I	1998	1997	140,437	98.5%	Kroger	Sears Hardware
Wadsworth Crossing (3)	2005	2005	108,173	88.7%	(Kohl’s), (Lowe’s), (Target)	Office Max, Bed, Bath & Beyond, MC Sports, PETCO

Subtotal/Weighted Average (OH)			2,245,341	93.1%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	99.1%	Fresh Market	Chuck E. Cheese, Party City, Eckerd, Casual Furniture Marketplace
Cochran Commons (4)	2007	2003	66,020	91.6%	Harris Teeter	(Walgreens)

Greensboro
Harris Crossing (3)	2007	2007	65,367	83.9%	Harris Teeter	—

Raleigh / Durham
Cameron Village (4)	2004	1949	635,918	84.5%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Pirate’s Chest Fine Antiques
Colonnade Center (3)	2009	2009	57,000	70.2%	Whole Foods	—
Fuquay Crossing (4)	2004	2002	124,774	97.1%	Kroger	Peak’s Fitness, Dollar Tree
Garner Towne Square	1998	1998	221,776	95.8%	Kroger, (Home Depot), (Target)	Office Max, Petsmart, Shoe Carnival, United Artist Theater
Glenwood Village	1997	1983	42,864	100.0%	Harris Teeter	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

NORTH CAROLINA (continued)

Lake Pine Plaza	1998	1997	87,690	88.0%	Kroger	—
Maynard Crossing (4)	1998	1997	122,782	95.3%	Kroger	—
Middle Creek Commons (3)	2006	2006	73,634	81.3%	Lowes Foods	—
Shoppes of Kildaire (4)	2005	1986	148,204	92.4%	Trader Joe’s	Home Comfort Furniture, Gold’s Gym, Staples
Southpoint Crossing	1998	1998	103,128	97.8%	Kroger	—
Sutton Square (4)	2006	1985	101,846	79.0%	Fresh Market	Rite Aid
Woodcroft Shopping Center	1996	1984	89,833	97.0%	Food Lion	Triangle True Value Hardware

Subtotal/Weighted Average (NC)			2,073,487	89.7%

COLORADO

Colorado Springs
Falcon Marketplace (3)	2005	2005	22,491	65.8%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	90.0%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	86.3%	King Soopers	—

Denver
Applewood Shopping Center (4)	2005	1956	375,622	93.5%	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village (4)	2005	1957	159,237	94.2%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, Bottles Wine & Spirit
Belleview Square	2004	1978	117,335	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,512	76.7%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,147	91.4%	King Soopers	Ace Hardware
Centerplace of Greeley Phase III (3)	2007	2007	94,090	76.6%	Sports Authority	Best Buy
Cherrywood Square (4)	2005	1978	86,162	93.6%	King Soopers	—
Crossroads Commons (4)	2001	1986	143,444	96.8%	Whole Foods	Barnes & Noble, Bicycle Village
Hilltop Village (4)	2002	2003	100,030	93.7%	King Soopers	—
NorthGate Village (3)	2008	2008	25,375	0.0%	(King Soopers)	—
South Lowry Square	1999	1993	119,916	87.7%	Safeway	—
Littleton Square	1999	1997	94,222	91.2%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—
Ralston Square Shopping Center (4)	2005	1977	82,750	96.1%	King Soopers	—
Shops at Quail Creek (3)	2008	2008	37,585	61.5%	(King Soopers)	—
Stroh Ranch	1998	1998	93,436	97.0%	King Soopers	—

Subtotal/Weighted Average (CO)			2,070,251	90.4%

MARYLAND

Baltimore
Elkridge Corners (4)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (4)	2005	1986	81,028	88.1%	Trader Joe’s	—
Lee Airport (3)	2005	2005	107,063	75.4%	Giant Food, (Sunrise)	—
Parkville Shopping Center (4)	2005	1961	162,435	96.7%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (4)	2005	1990	125,146	95.6%	Shoppers Food Warehouse	Rite Aid
Valley Centre (4)	2005	1987	247,837	95.8%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, HomeGoods, Staples, PetSmart

Other Maryland
Bowie Plaza (4)	2005	1966	104,037	80.8%	Giant Food	CVS
Clinton Park (4)	2003	2003	206,050	95.3%	Giant Food, Sears, (Toys “R” Us)	Fitness For Less
Cloppers Mill Village (4)	2005	1995	137,035	95.5%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (4)	2005	1978	22,328	93.3%	—	—
Goshen Plaza (4)	2005	1987	45,654	84.6%	—	CVS
King Farm Village Center (4)	2004	2001	118,326	96.4%	Safeway	—
Mitchellville Plaza (4)	2005	1991	156,125	90.1%	Food Lion	—
Takoma Park (4)	2005	1960	106,469	99.5%	Shoppers Food Warehouse	—
Watkins Park Plaza (4)	2005	1985	113,443	94.9%	Safeway	CVS
Woodmoor Shopping Center (4)	2005	1954	67,403	88.5%	—	CVS

Subtotal/Weighted Average (MD)			1,873,908	92.8%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

GEORGIA

Atlanta
Ashford Place	1997	1993	53,449	78.3%	—	—
Briarcliff La Vista	1997	1962	39,204	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	88.3%	Publix	Office Depot, Party City, PETCO, TJ Maxx
Buckhead Court	1997	1984	48,338	97.7%	—	—
Cambridge Square	1996	1979	71,474	99.9%	Kroger	—
Chapel Hill Centre	2005	2005	66,970	96.4%	(Kohl’s), Hobby Lobby	—
Cromwell Square	1997	1990	70,282	91.5%	—	CVS, Hancock Fabrics, Antiques & Interiors of Sandy Springs
Delk Spectrum	1998	1991	100,539	84.3%	Publix	Eckerd
Dunwoody Hall (4)	1997	1986	89,351	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	89.8%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village	2004	1984	97,990	87.7%	Publix	Eckerd
King Plaza (4)	2007	1998	81,432	94.3%	Publix	—
Loehmanns Plaza Georgia	1997	1986	137,139	96.5%	—	Loehmann’s, Dance 101, Office Max
Lost Mountain Crossing (4)	2007	1994	72,568	91.5%	Publix	—
Paces Ferry Plaza	1997	1987	61,697	100.0%	—	Harry Norman Realtors
Powers Ferry Square	1997	1987	95,703	93.4%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,896	100.0%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	78.0%	Kroger	—
Russell Ridge	1994	1995	98,559	91.8%	Kroger	—

Subtotal/Weighted Average (GA)			1,661,612	92.0%

PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (4)	2005	1958	46,228	96.7%	Ahart Market	Rite Aid
Lower Nazareth Commons (3)	2007	2007	80,122	75.5%	(Target), Sports Authority	—
Stefko Boulevard Shopping Center (4)	2005	1976	133,824	90.2%	Valley Farm Market	—

Harrisburg
Silver Spring Square (4)	2005	2005	314,449	95.9%	Wegmans, (Target)	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta, PETCO

Philadelphia
City Avenue Shopping Center (4)	2005	1960	159,094	95.6%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,337	92.4%	Trader Joe’s	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center	2006	2006	14,820	100.0%	—	Walgreens
Mayfair Shopping Center (4)	2005	1988	112,276	89.7%	Shop ‘N Bag	Dollar Tree
Mercer Square Shopping Center (4)	2005	1988	91,400	92.1%	Genuardi’s	—
Newtown Square Shopping Center (4)	2005	1970	146,893	88.8%	Acme Markets	Rite Aid
Warwick Square Shopping Center (4)	2005	1999	89,680	98.0%	Genuardi’s	—

Other Pennsylvania
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,414,123	92.4%

WASHINGTON

Portland
Orchards Market Center I (4)	2002	2004	100,663	100.0%	Wholesale Sports	Jo-Ann Fabrics, PETCO, (Rite Aid)
Orchards Market Center II	2005	2005	77,478	89.9%	LA Fitness	Office Depot

Seattle
Aurora Marketplace (4)	2005	1991	106,921	97.2%	Safeway	TJ Maxx
Cascade Plaza (4)	1999	1999	211,072	94.2%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Ross Dress For Less, Big Lots
Eastgate Plaza (4)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
Overlake Fashion Plaza (4)	2005	1987	80,555	96.9%	(Sears)	Marshalls
Pine Lake Village	1999	1989	102,899	100.0%	Quality Foods	Rite Aid
Sammamish-Highlands	1999	1992	101,289	95.1%	(Safeway)	Bartell Drugs, Ace Hardware

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

WASHINGTON (continued)

Southcenter	1999	1990	58,282	77.2%	(Target)	—
Thomas Lake	1999	1998	103,872	96.4%	Albertsons	Rite Aid

Subtotal/Weighted Average (WA)			1,038,514	95.4%

OREGON

Portland
Greenway Town Center (4)	2005	1979	93,101	98.1%	Lamb’s Thriftway	Rite Aid, Dollar Tree
Murrayhill Marketplace	1999	1988	148,967	97.6%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	87,966	98.4%	Safeway	—
Sherwood Market Center	1999	1995	124,259	98.6%	Albertsons	—
Sunnyside 205	1999	1988	52,710	88.3%	—	—
Tanasbourne Market	2006	2006	71,000	100.0%	Whole Foods	—
Walker Center	1999	1987	89,610	100.0%	Sports Authority	—

Other Oregon
Corvallis Market Center	2006	2006	84,549	100.0%	Trader Joe’s	TJ Maxx, Michael’s

Subtotal/Weighted Average (OR)			752,162	98.1%

TENNESSEE

Memphis
Collierville Crossing (4)	2007	2004	86,065	94.8%	Schnucks, (Target)	—

Nashville
Lebanon Center (3)	2006	2006	63,800	86.8%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro Village	1998	1998	86,811	95.2%	Kroger	(Walgreens)
Northlake Village	2000	1988	137,807	80.6%	Kroger	PETCO
Peartree Village	1997	1997	109,904	97.9%	Harris Teeter	Eckerd, Office Max

Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			565,386	91.8%

MASSACHUSETTS

Boston
Shops at Saugus (3)	2006	2006	97,404	91.3%	Trader Joe’s	La-Z-Boy, PetSmart
Speedway Plaza (4)	2006	1988	185,279	100.0%	Stop & Shop, BJ’s Warehouse	—
Twin City Plaza	2006	2004	281,703	93.4%	Shaw’s, Marshall’s	Rite Aid, K&G Fashion, Dollar Tree, Gold’s Gym, Extra Space Storage

Subtotal/Weighted Average (MA)			564,386	95.2%

ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	91.8%	Safeway	—
Palm Valley Marketplace (4)	2001	1999	107,633	85.8%	Safeway	—
Pima Crossing	1999	1996	239,438	90.1%	Golf & Tennis Pro Shop, Inc.	Life Time Fitness, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	87.7%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,073	89.4%

MINNESOTA

Apple Valley Square (4)	2006	1998	184,841	98.8%	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Colonial Square (4)	2005	1959	93,200	98.3%	Lund’s	—
Rockford Road Plaza (4)	2005	1991	205,897	95.5%	Rainbow Foods	PetSmart, Homegoods, TJ Maxx

Subtotal/Weighted Average (MN)			483,938	97.3%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft

DELAWARE

Dover
White Oak—Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (4)	2005	1988	164,779	86.8%	Shop Rite	Cinemark, Dollar Tree, US Post Office
Pike Creek	1998	1981	229,510	93.0%	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn (4)	2005	1971	66,808	92.9%	—	Rite Aid

Subtotal/Weighted Average (DE)			472,005	91.0%

NEVADA

Anthem Highlands Shopping Center	2004	2004	93,516	79.2%	Albertsons	CVS
Deer Springs Town Center (3)	2007	2007	339,474	77.6%	(Target), Home Depot, Toys “R” Us	Party Superstores, PetSmart, Ross Dress For Less, Staples

Subtotal/Weighted Average (NV)			432,990	78.0%

SOUTH CAROLINA

Charleston
Merchants Village (4)	1997	1997	79,724	97.0%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough Shopping Center (4)	1998	1993	82,333	95.9%	Publix	—

Columbia
Murray Landing (4)	2002	2003	64,359	97.8%	Publix	—

Greenville

Other South Carolina
Buckwalter Village (3)	2006	2006	59,601	88.3%	Publix	—
Surfside Beach Commons (4)	2007	1999	59,881	94.7%	Bi-Lo	—

Subtotal/Weighted Average (SC)			360,718	95.2%

INDIANA

Chicago
Airport Crossing (3)	2006	2006	11,924	66.4%	(Kohl’s)	—
Augusta Center	2006	2006	14,532	55.5%	(Menards)	—

Evansville
Evansville West Center (4)	2007	1989	79,885	91.9%	Schnucks	—

Indianapolis
Greenwood Springs	2004	2004	28,028	29.9%	(Gander Mountain), (Wal-Mart Supercenter)	—
Willow Lake Shopping Center (4)	2005	1987	85,923	79.8%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (4)	2005	2001	52,961	100.0%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			273,253	80.3%

WISCONSIN

Racine Centre Shopping Center (4)	2005	1988	135,827	98.2%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (4)	2005	1989	133,301	97.2%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree, Walgreens

Subtotal/Weighted Average (WI)			269,128	97.7%

ALABAMA

Shoppes at Fairhope Village (3)	2008	2008	84,740	76.2%	Publix	—
Valleydale Village Shop Center (4)	2002	2003	118,466	69.1%	Publix	—

Subtotal/Weighted Average (AL)			203,206	72.0%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CONNECTICUT
Corbin’s Corner (4)	2005	1962	179,860	100.0%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,860	100.0%

NEW JERSEY
Haddon Commons (4)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (4)	2005	1990	103,842	96.1%	Shop Rite	—

Subtotal/Weighted Average (NJ)			156,482	95.2%

MICHIGAN
Fenton Marketplace	1999	1999	97,224	91.4%	Farmer Jack	Michaels
State Street Crossing (3)	2006	2006	21,049	60.0%	(Wal-Mart)	—

Subtotal/Weighted Average (MI)			118,273	85.8%

DISTRICT OF COLUMBIA
Shops at The Columbia (4)	2006	2006	22,812	100.0%	Trader Joe’s	—
Spring Valley Shopping Center (4)	2005	1930	16,835	100.0%	—	CVS

Subtotal/Weighted Average (DC)			39,647	100.0%

KENTUCKY
Walton Towne Center (3)	2007	2007	23,184	63.7%	(Kroger)	—

Subtotal/Weighted Average (KY)			23,184	63.7%

Total/Weighted Average			44,971,962	92.1%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 93.1% for Regency shopping centers.
(3)	Property under development or redevelopment.
(4)	Owned by a co-investment partnership with outside investors in which the Operating Partnership or an affiliate is the general partner.

Note: Shadow anchor is indicated by parentheses.

Item 3.	Legal Proceedings

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

No matters were submitted for a stockholder vote during the fourth quarter of 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. As of February 16, 2010, we had approximately 17,700 holders of common equity. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2009 and 2008.

	2009			2008
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared

March 31	$46.54	22.02	.7250	67.08	52.86	.7250
June 30	38.63	26.55	.4625	73.52	58.13	.7250
September 30	41.05	28.50	.4625	73.10	51.67	.7250
December 31	36.24	31.62	.4625	66.19	23.36	.7250

We intend to pay regular quarterly dividends to Regency Centers Corporations’ common stockholders. Future dividends will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deem relevant. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder’s common stock. In order to maintain Regency Centers Corporation’s qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We currently maintain the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables our stockholders to automatically reinvest dividends, as well as make voluntary cash payments towards the purchase of additional shares.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs

October 1 through October 31, 2009	197	$36.26	—	—
November 1 through November 30, 2009	98	34.19	—	—
December 1 through December 31, 2009	—	—	—	—

Total	295	$35.57	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with options exercised and restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The performance graph furnished below compares Regency’s cumulative total stockholder return since December 31, 2004. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for Regency on a historical basis for the five years ended December 31, 2009. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2009	2008	2007	2006	2005
Operating Data:
Revenues	$489,232	495,895	436,006	405,480	374,112
Operating expenses	308,019	277,710	247,912	232,988	200,672
Other expense (income)	193,479	103,907	30,174	13,748	66,884
Income (loss) before equity in income (loss) of investments in real estate partnerships	(12,266)	114,278	157,920	158,744	106,556
Equity in income (loss) of investments in real estate partnerships	(26,373)	5,292	18,093	2,580	(2,908)
Income (loss) from continuing operations	(38,639)	119,570	176,013	161,324	103,648
Income (loss) from discontinued operations	5,896	21,951	34,003	68,651	70,651
Net income (loss)	(32,743)	141,521	210,016	229,975	174,299
Net income attributable to noncontrolling interests	(3,961)	(5,333)	(6,365)	(11,464)	(11,652)
Net income (loss) attributable to controlling interests	(36,704)	136,188	203,651	218,511	162,647
Preferred stock dividends	(19,675)	(19,675)	(19,675)	(19,675)	(16,744)
Net income (loss) attributable to common stockholders	(56,379)	116,513	183,976	198,836	145,903

Income per common share - diluted:
Income (loss) attributable continuing operations	$(0.82)	1.35	2.16	1.89	1.15
Net income (loss) for common stockholders	$(0.74)	1.66	2.65	2.89	2.23

Other Information:
Common dividends declared per share	$2.11	2.90	2.64	2.38	2.20
Common stock outstanding including exchangeable operating partnership units	82,008	70,505	70,112	69,759	69,218
Combined Basis gross leasable area (GLA)	44,972	49,645	51,107	47,187	46,243
Combined Basis number of properties owned	400	440	451	405	393
Ratio of earnings to fixed charges	1.0	1.6	2.0	2.0	1.9

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,259,990	4,425,895	4,367,191	3,870,629	3,744,429
Total assets	3,973,806	4,142,375	4,114,773	3,643,546	3,587,976
Total debt	1,886,380	2,135,571	2,007,975	1,575,386	1,613,942
Total liabilities	2,030,412	2,380,093	2,194,244	1,734,572	1,739,225
Noncontrolling interests	68,227	65,421	77,468	83,020	87,305
Stockholders’ equity	1,875,167	1,696,861	1,843,061	1,825,954	1,761,446

Operating Partnership

	2009	2008	2007	2006	2005

Operating Data:
Revenues	$489,232	495,895	436,006	405,480	374,112
Operating expenses	308,019	277,710	247,912	232,988	200,672
Other expense (income)	193,479	103,907	30,174	13,748	66,884
Income (loss) before equity in income (loss) of investments in real estate partnerships	(12,266)	114,278	157,920	158,744	106,556
Equity in income (loss) of investments in real estate partnerships	(26,373)	5,292	18,093	2,580	(2,908)
Income (loss) from continuing operations	(38,639)	119,570	176,013	161,324	103,648
Income (loss) from discontinued operations	5,896	21,951	34,003	68,651	70,651
Net income (loss)	(32,743)	141,521	210,016	229,975	174,299
Net income attributable to noncontrolling interests	(452)	(701)	(990)	(4,863)	(263)
Net income (loss) attributable to controlling interests	(33,195)	140,820	209,026	225,112	174,036
Preferred unit distributions	(23,400)	(23,400)	(23,400)	(23,400)	(24,849)
Net income (loss) attributable to common unit holders	(56,595)	117,420	185,626	201,712	149,187

Income per common unit - diluted:
Income (loss) attributable continuing operations	$(0.82)	1.35	2.16	1.89	1.15
Net income (loss) for common unit holders	$(0.74)	1.66	2.65	2.89	2.23

Other Information:
Distributions per unit	$2.11	2.90	2.64	2.38	2.20
Common units outstanding	82,008	70,505	70,112	69,759	69,218
Preferred units outstanding	500	500	500	500	1,040
Combined Basis gross leasable area (GLA)	44,972	49,645	51,107	47,187	46,243
Combined Basis number of properties owned	400	440	451	405	393
Ratio of earnings to fixed charges	1.0	1.6	2.0	2.0	1.9

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,259,990	4,425,895	4,367,191	3,870,629	3,744,429
Total assets	3,973,806	4,142,375	4,114,773	3,643,546	3,587,976
Total debt	1,886,380	2,135,571	2,007,975	1,575,386	1,613,942
Total liabilities	2,030,412	2,380,093	2,194,244	1,734,572	1,739,225
Noncontrolling interests	11,748	7,980	18,391	17,797	11,089
Partners’ capital	1,931,646	1,754,302	1,902,138	1,891,177	1,837,662

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Strategy

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. (the “Operating Partnership”). The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on total share and unit holder return in excess of peer indices and sustaining growth in net asset value and earnings. We will achieve these goals through owning, operating and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns 99% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At December 31, 2009, we directly owned 216 shopping centers (the “Consolidated Properties”) located in 23 states representing 23.0 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $3.9 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 184 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.0 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $326.2 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing, and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 400 shopping centers located in 28 states and the District of Columbia and contains 45.0 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers, and by acquiring and developing new shopping centers. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will provide sustained growth in earnings per share and unit and net asset value over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process, the Premier Customer Initiative (“PCI”), to promote mutually beneficial relationships with our side-shop retailers. The objective of PCI is for us to build a base of non-anchor tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help grow and stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover, and yield higher sustainable rents.

The recession that ended in 2009 had a significant negative impact on our 2009 operating results. During 2009 we experienced less tenant demand for vacant space as well as a higher level of retail store closings, although the rate of closure appears to be slowing. Our rent collection losses increased in most of our shopping centers and markets, as we experienced a higher level of tenants defaulting on their leases, a result of lower retail sales. These factors contributed to a decline in our occupancy percentages, new leasing rental rates, and rental revenues. At December 31, 2009 our operating portfolio of shopping centers including our pro-rata share of our co-investment partnerships, were 93.1% leased as compared to 93.8% at the end of 2008 and 95.0% leased at the end of 2007. Increasing occupancy in our shopping centers to historical levels of 95% is a key objective of our strategic plan that should generate substantial growth in our future earnings and net asset value, but will likely require several years to accomplish.

We continue to closely monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the weak economy continues to depress retail sales, we could experience further reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.

During 2009 we experienced a higher tenant default rate as compared to previous years due to a national decline in retail sales. These defaults were primarily local tenants, which are generally defined as tenants operating five or fewer stores, such as restaurants, fitness centers, dry cleaners, and tanning salons. We are closely monitoring the operating performance, collections, and sales of all of the tenants in our shopping centers especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, reductions in sales, and store closings in other locations. We expect that as the current economy remains weak, additional retailers will announce store closings and/or bankruptcies that could negatively impact our shopping centers.

We grow our shopping center portfolio through acquisitions of operating centers and shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from distressed owners, the redevelopment of existing centers, developing land that we already own, and other opportunities. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project.

In the near term, fewer new store openings by retailers are resulting in reduced demand for new retail space and causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we have scaled back our development program by decreasing the number of new projects started, phasing existing developments that lack retail demand, and decreasing overhead costs through reductions in force. Although our development program will continue to play a part of our long term business strategy, new development projects will be rigorously evaluated in regard to the cost and availability of capital, visibility of tenant demand to achieve a stabilized occupancy, and sufficient investment returns.

We strive to maintain a conservative capital structure. We will continue to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 81.6% of our consolidated real estate assets at December 31, 2009 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and maintain significant availability on our $713.8 million line of credit commitment, which had no outstanding balance at December 31, 2009. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 45.9% at December 31,

2009, which is favorably lower than our ratio at December 31, 2008 of 50.0%. If we were to repay a portion of our outstanding debt with our available cash balances, our current debt to asset ratio would fall to 44.9% at December 31, 2009. For the year ended 2009, our coverage ratio with our pro-rata share of our partnerships declined to 2.0 times as compared to 2.4 times in 2008, directly related to a reduction in our EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), which was negatively impacted by the recent recession. We define our Coverage ratio as EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. During 2009, Standard and Poor’s Rating Services lowered our corporate credit rating and senior unsecured debt rating from BBB+ to BBB primarily due to the decline in our Coverage ratio and a negative retail outlook. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing shopping centers, which in combination with a conservative capital structure should favorably impact our Coverage ratio on a long-term basis.

Capital recycling involves contributing shopping centers to co-investment partnerships and culling non-strategic assets from our real estate portfolio and selling those in the open market. These sales proceeds are either reserved for future capital commitments related to in process development, redevelopments or debt maturities, or re-deployed into even higher-quality new developments or acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to generate capital in excess of our current commitments, we will reduce our new investment activity accordingly.

Co-investment partnerships provide us with a reliable capital source for shopping center acquisitions, as well as the opportunity to earn fees for asset management, property management, and other investing and financing services. As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, it provides a source of capital that further strengthens our balance sheet while we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy.

Our co-investment partnerships have significant levels of debt that mature through 2012 and are subject to significant borrowing risks if the capital markets again become unavailable as they were during the recent recession. As a result of the declines in commercial real estate values over the past 18 months, the refinancing of maturing loans will require us and our joint venture partners to each contribute our respective pro-rata share of capital to the joint ventures in order to reduce the amount of borrowing to acceptable loan to value levels which we expect will be required for new financings. While we have to date successfully refinanced our maturing loans, the weak U.S. economy may hinder our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt. While we believe that our joint venture partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the weak economy will not inhibit their ability to access capital and meet their future funding commitments. The impact to the Company of a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	December 31, 2009	December 31, 2008
Number of Properties (a) (d)	400	440
Number of Properties (b) (d)	216	224
Number of Properties (c) (d)	184	216

Properties in Development (a)	40	45
Properties in Development (b)	39	44
Properties in Development (c)	1	1

Gross Leasable Area (a)	44,971,962	49,644,545
Gross Leasable Area (b)	22,965,276	24,176,536
Gross Leasable Area (c)	22,006,686	25,468,009

% Leased – Operating and Development (a)	92.1%	92.3%
% Leased – Operating and Development (b)	91.0%	90.2%
% Leased – Operating and Development (c)	93.2%	94.3%

% Leased – Operating (a)	93.2%	94.1%
% Leased – Operating (b)	93.2%	93.7%
% Leased – Operating (c)	93.3%	94.4%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
(b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)
(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
(d)	Includes Properties in Development

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at December 31, 2009:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	55	8.0%	4.9%
Publix	55	6.9%	4.2%
Safeway	61	5.8%	3.7%
Super Valu	31	3.2%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the year ended December 31, 2009 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (a)	% of GLA	Regency Pro-rata (b)	% of GLA
Leasing Activity:
New Leases Signed	1,442	3.2%	1,056	3.7%
Existing Leases Renewed	3,889	8.6%	2,241	7.9%

Total Leasing Activity	5,331	11.8%	3,297	11.6%

Leases Moved Out	(2,042)	-4.5%	(1,382)	-4.9%

New Leases less Moveouts	(600)	-1.3%	(326)	-1.1%

Rental Rate Growth %	-2.0%		-2.7%
Leases Expiring in 2010 (c)	3,894	9.6%	2,404	9.6%
Leases Expiring in 2011	4,298	10.6%	2,865	11.5%
Leases Expiring in 2012	5,092	12.6%	3,305	13.2%

(a)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.
(b)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.
(c)	Excludes 604 (Combined Properties) and 332 (Regency Pro-rata) SF of leases under month to month rental agreements or leases in process of renewal

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and tenant receivables. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

As of December 31, 2009, we had 82 video rental stores occupying our shopping centers on a Combined Basis that represent $6.7 million of annual base rent on a pro-rata basis. Blockbuster Video represents the majority of our video rental leases with 71 stores and annual base rent of $5.7 million or 1.4% of our annualized base rent including our pro-rata share of 28 stores in the Unconsolidated Properties. Blockbuster has announced publicly that it will close many of its stores and we expect that during 2010 they will close some of the stores that they occupy in our shopping centers. Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010. We currently have four Movie Gallery/Hollywood Video stores occupying our shopping centers and we anticipate that these stores could close during 2010. The base rent associated with these four stores is insignificant to our annual base rent on a pro-rata basis.

During 2009, EJ’s Shoes, Eddie Bauer, Bi-Lo Supermarkets, Ritz Camera/Wolf Camera/Boater’s World, the Walking Company, and Max & Erma’s each filed for Chapter 11 bankruptcy protection and InkStop filed for Chapter 7 bankruptcy liquidation. Of these 22 leases, six leases have been assumed and 14 leases have been rejected. The combined annual base rent on a pro-rata basis associated with these leases is approximately $1.3 million or less than 1% of our annual base rent on a pro-rata basis.

In January and February 2010, Fili’s Enterprises, Inc. doing business as Daphne’s Cafe, along with Pizzeria Uno, and Hollywood Video/Movie Gallery, filed for Chapter 11 bankruptcy protection. Of these 20 leases, none have been assumed and 11 leases have been rejected. The combined annual base rent on a pro-rata basis associated with these leases is approximately $1.4 million or less than 1% of our annual base rent on a pro-rata basis.

We continue to monitor and communicate with those tenants who have announced store closings or are experiencing financial distress. We expect as the weak economy continues, additional retailers will announce store closings and/or bankruptcies that could negatively impact our shopping centers. While retail sales remain depressed, we could experience further reductions in rent and occupancy related to tenants exercising their co-tenancy clauses as discussed previously. However, we are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership, which are discussed further below under Contractual Obligations. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Net cash provided by operating activities	$193,862	219,169	218,167
Net cash provided by (used in) investing activities	45,729	(105,775)	(412,161)
Net cash (used in) provided by financing activities	(161,647)	(110,529)	178,616

Net increase (decrease) in cash and cash equivalents	$77,944	2,865	(15,378)

During 2009, we completed the following capital sourcing transactions:

•

On April 24, 2009, we completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs, a portion of which was used to fully repay the Company’s $180.0 million balance on its line of credit and fund construction costs.

•

On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight wholly-owned properties (the “Allianz Loan”). Additionally, during 2009, our co-investment partnerships closed on $348.3 million of mortgage loans for which our pro-rata share based upon our partnership ownership interests was $77.2 million.

•

On October 27, 2009 we finalized the formation of a new co-investment partnership with the United Services Automobile Association (the “USAA” partnership) in which we have a 20% ownership interest. During 2009, we sold eight operating properties to the USAA partnership for $133.9 million, providing us with net proceeds of $103.3 million.

•

On December 9, 2009, we completed a public offering of 8,000,000 common shares at $30.75 per share which will result in net proceeds of $235.8, net of issuance costs at a future settlement date expected to occur no later than 2011. In connection with this offering, we entered into forward sale agreements with affiliates of J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as forward purchasers. We intend to use the proceeds, once settled, to repay debt of the Operating Partnership. This offering also included an over-allotment option of 1,200,000 shares which closed simultaneously with the offering providing us with additional net proceeds of $35.4 million.

On December 31, 2009 our cash balance was $99.5 million. We operate our business such that we expect net cash provided by operating activities in combination with proceeds generated from gains realized on sales of development properties and land will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. Net cash provided by operating activities plus gains from the sale of development properties and land of $5.8 million, $34.3 million and $63.9 million totaled $199.7 million, $253.5 million, and $282.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008, and 2007, we incurred capital expenditures to maintain our shopping centers of $14.4 million, $15.4 million, and $15.1 million; we paid scheduled principal payments of $5.2 million, $4.8 million, and $4.5 million; and we paid distributions of $183.1 million, $222.9 million, and $204.3 million, respectively. During 2009, these expenditures and distributions exceeded our cash provided by operating activities and gains by $3.0 million due to a decline in our revenues and gains, which is discussed further below under Results from Operations. Our Board of Directors anticipated these declines; and accordingly, reduced our quarterly dividend to $0.4625 per share and unit beginning in May 2009 from the previous $0.725 paid in March 2009 Our dividend distribution policy is set by our Board of Directors who continuously review our financial results and make decisions they believe prudent about distribution rates. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Commitments available to us under our Operating Partnership’s unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million. As of February 26, 2010, we had no balance outstanding on the Line or the revolving credit facility. The Line is available to us through January 2011, at which time we have the option to extend $600.0 million of the commitment to January 2012. Based upon our on-going discussions with our Line banks, we believe we will be able to successfully negotiate and extend the Line at a commitment level sufficient to meet our working capital and investment needs when it matures.

We currently estimate that we will require approximately $916.1 million through 2012 primarily to repay $624.7 million of maturing debt, complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. Included in these capital requirements are $584.0 million of unsecured public debt as further described below under Notes Payable, which we intend to repay at maturity from the proceeds of new unsecured issues. To the extent that issuing unsecured debt is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets available for secured mortgage financing whose proceeds could be used to repay the unsecured debt at maturity. When necessary, the Line is available to fund our capital needs. Also, as mentioned previously, we will receive $235.8 million of net proceeds once we settle the 8.0 million common share forward equity offering in the future.

At December 31, 2009 we had 40 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $820.7 million after projected sales of adjacent land and out-parcels. This compares to 45 properties that were under construction at December 31, 2008 representing an investment of $993.2 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.6% when completed and fully leased. Average returns have declined over previous years’ primarily as a result of longer lease up periods and reduced market rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $34.1 million.

Our joint ventures have $1.3 billion of secured mortgage loans and credit lines maturing through 2012. We believe that in order to refinance the maturing joint venture loans, we, along with our joint venture partners, will be required to contribute our pro-rata share of the capital necessary to reduce the amount of borrowings to acceptable loan to value levels required for this type of financing. We currently estimate that we will contribute approximately $206.4 million to our joint ventures through 2012 for our pro-rata share of the repayment of maturing debt, net of the proceeds from new debt issues, and we estimate our joint venture partners will contribute $304.8 million for their share. A more detailed loan maturity schedule is included below under Notes Payable.

We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner’s partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner’s financial health and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships at December 31, 2009 including lines of credit. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution in kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK, and only to the extent of the value of the property we receive since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.5 million loan which contains guarantees from each partner limited however to their respective interest.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. During 2009, we successfully completed $607.9 million of common stock offerings. When conditions for the issuance of equity are acceptable, we will evaluate issuing equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At December 31, 2009, the Parent Company and the Operating Partnership each had existing shelf registration statements available for the issuance of new equity or debt securities, respectively.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the joint ventures are subject to the approval of all partners.

Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a DIK upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a co-investment partnership containing these unilateral DIK rights (“DIK-JV”).

The operations and gains related to properties sold to our investments in real estate partnerships are not classified as discontinued operations because we continue to provide to these shopping centers property management services under market rate agreements with our co-investment partnerships. For those properties acquired by the joint venture from unrelated parties, we are required to contribute our pro-rata share based on our ownership interest of the purchase price to the co-investment partnerships.

At December 31, 2009, we had investments in real estate partnerships of $326.2 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Number of Joint Ventures	18	19
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	184	216

Combined Assets	$4,185,181	$4,862,730
Combined Liabilities	2,644,948	2,973,410
Combined Equity	1,540,233	1,889,320

Regency’s Share of (a):
Assets	$998,960	$1,171,218
Liabilities	623,884	705,452

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with four co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss (including impairments) in each of these co-investment partnerships, we received market-based fees for asset management, disposition, property management, leasing, investment, and financing services of $29.1 million, $31.6 million, and $28.3 million and transaction fees of $7.8 million, $23.7 million, and $4.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Our investments in real estate partnerships as of December 31, 2009 and 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	11,137
Macquarie CountryWide Direct (MCWR I) (1)	—	—	3,760
Macquarie CountryWide-Regency II (MCWR II) (2)	25.00%	154,350	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	351	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	24,374	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	28,347	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,202	12,858
Cameron Village LLC (Cameron)	30.00%	18,285	19,479
RegCal, LLC (RegCal)	25.00%	12,863	13,766
Regency Retail Partners (the Fund)	20.00%	22,114	23,838
US Regency Retail I, LLC (USAA)	20.01%	5,111	—
Other investments in real estate partnerships	50.00%	49,215	48,717

Total		$326,212	383,408

(1)	At December 31, 2008, the Company’s ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was completed in 2009.
(2)	At December 31, 2008, the Company’s ownership interest in MCWR II was 24.95%.

Investments in real estate partnerships are reported net of deferred gains of $52.0 million and $88.3 million at December 31, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $57.8 million and represents 1.5% of our total assets at December 31, 2009. At December 31, 2009, the Columbia co-investment partnerships had total assets of $743.3 million and net income of $5.4 million for the year ended. Our share of Columbia’s total assets was $160.5 million which represents 4.0% of our total assets.

As of December 31, 2009, Columbia I owned 14 shopping centers, had total assets of $320.4 million, and net income of $6.7 million for the year ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2009, we did not sell any properties to Columbia I. Since the inception of Columbia in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, we earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s out performance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a hurdle rate as outlined in the partnership agreement. We collected this fee in full in April 2009.

As of December 31, 2009, Columbia II owned 16 shopping centers, had total assets of $313.3 million, and net income of approximately $159,000 for the year ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2009, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of December 31, 2009, Cameron owned one shopping center, had total assets of $109.6 million, and a net loss of $1.4 million for the year ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2009, RegCal owned seven shopping centers, had total assets of $155.1 million, and net income of approximately $493,000 for the year ended. Our share of RegCal’s total assets was $38.8 million which represents 1.0% of our total assets. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2009, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) as the only other partner in three co-investment partnerships, one in which we had an ownership interest of 25% (“MCWR I”) which was liquidated during 2009 as discussed below, one in which we have an ownership interest of 24.95% (“MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the three co-investment partnerships with MCW totals $24.7 million and represents less than 1% of our total assets at December 31, 2009. The MCW co-investment partnerships had total assets of $447.1 million and a net loss of approximately $915,000 for the year ended. Our share of the co-investment partnerships’ total assets was $78.8 million which represents 2.0% of our total assets.

On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. During 2009, we completed the liquidation of the partnership through a DIK, which provided for distribution of the properties to each partner under an alternating selection process, in proportion to the value of each partner’s respective capital account in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million, net of debt, based on third party appraisals. As a result of the liquidation, MCW received 34 properties and we received six properties through the DIK. The six properties the Company received had a fair value of $131.9 million, net of debt, which represents a return of our investment and a $13.1 million promote, which was not recognized in net income in accordance with the Restricted Gain Method. Consistent with the Restricted Gain Method, the properties that we received in liquidation were recorded at the net carrying value of our investment of $29.9 million, which is net of deferred gain previously recorded of $40.8 million. As a result, no gain or loss was recognized on the dissolution. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of December 31, 2009, MCWR III owned four shopping centers, had total assets of $65.1 million, and a net loss of approximately $436,000 for the year ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR III on or after January 1, 2010. Accordingly, we will recognize gains on such future sales only when such gains exceed amounts required to be deferred under the Restricted Gain Method. During 2009, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of December 31, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $382.1 million and recorded a net loss of $5.3 million for the year ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with MCW and Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one co-investment partnership in which we have an ownership interest of 25% (“MCWR II”). Our investment in MCWR II totals $154.4 million and represents 3.9% of our total assets at December 31, 2009.

On July 17, 2009, we announced that MCW had agreed to sell 60% of its partnership interest in MCWR II to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, we acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of MCWR II. US Manager was owned 50/50 by us and an affiliate of Macquarie Bank Limited. The transaction increased our ownership in MCWR II to 25% from 24.95%. At the initial closing we received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. At the second closing, GRI will acquire from MCW, an incremental 15% interest increasing its total ownership in MCWR II to 60%. We expect this to occur during 2010 once the existing mortgage lenders consent to the transaction. We will retain asset management, property management, and leasing responsibilities. For our ongoing services, we are to receive an additional disposition fee from MCW equal to 1% of the gross sales price paid by GRI at future closings. As part of the agreement, we negotiated two separate options to acquire additional interests in the partnership less a discount of 7.7%. If both options were exercised, we would acquire 15% interest in MCWR II, increasing our total ownership to 40%. In November 2009, we exercised our two options to acquire the additional 15% interest in MCWR II. Closing is contingent upon obtaining lender consents and is expected in early 2010. We funded the purchase price of $16.0 million on December 23, 2009, which will be held in escrow until closing.

As of December 31, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and net loss of $112.4 million for the year ended. The net loss was primarily related to the provision for impairment recorded during 2009 as a result of MCW’s decision to sell its interest in MCWR II which resulted in a change in holding period for certain properties. As part of the sale negotiations, the joint venture identified 14 properties that it would target for sale over the next three years. These properties were previously expected to be held and used long term and this change in the properties’ holding periods resulted in a provision for impairment of $104.4 million. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR II on or after January 1, 2010. Accordingly, we will recognize gains on such future sales only when such gains exceed amounts required to be deferred under the Restricted Gain Method. During 2009, we did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of December 31, 2009, the Fund owned nine shopping centers, had total assets of $367.4 million, and recorded a net loss of $3.4 million for the year ended. Our share of the Fund’s total assets was $73.4 million which represents 1.8% of our total assets. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2009, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

On October 27, 2009, we finalized the formation of a new real estate partnership, US Regency Retail I, LLC, with United Services Automobile Association (the “USAA partnership”) in which we have an ownership interest of 20.01%, and sold seven shopping centers to the real estate partnership. One additional property was sold to the USAA partnership on November 3, 2009. The eight properties were sold for $133.9 million and net proceeds from the sale to the Company were $103.4 million. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we applied the Restricted Gain Method to determine the amount of gain recognized. We recognized gain of $19.1 million and deferred gain of $8.1 million on these partial sales to the USAA partnership.

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

The following table of Contractual Obligations summarizes our debt maturities including interest, (excluding recorded debt premiums or discounts that are not obligations), and our obligations under non-cancelable operating and ground leases as of December 31, 2009 including our pro-rata share of obligations within co-investment partnerships excluding interest (in thousands):

	Payments Due by Period						Total
	2010	2011	2012	2013	2014	Beyond 5 years
Notes Payable:
Regency (1)	$280,083	316,704	344,807	93,822	241,097	1,120,511	2,397,024
Regency’s share of JV (2)	160,173	112,037	61,551	8,982	21,540	220,159	584,442

Operating Leases:
Regency	4,990	4,898	4,612	4,405	3,465	8,113	30,483
Regency’s share of JV	—	—	—	—	—	—	—

Ground Leases:
Regency	2,108	2,123	2,211	2,521	2,525	110,475	121,963
Regency’s share of JV	204	204	204	204	204	7,255	8,275

Total	$447,558	435,966	413,385	109,934	268,831	1,466,513	3,142,187

(1)	Amounts include interest payments
(2)	Amounts exclude interest payments

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

Notes Payable

The Line commitment is currently $600.0 million under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension at our option. We have the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. In April, 2009, we paid down the Line balance to zero and there was no balance at December 31, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

During 2008 we entered into a $341.5 million, term loan facility (the “Term Facility”) under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. The Term Facility originally included a term loan of $227.7 million plus a $113.8 million revolving credit facility. In December, 2009, we paid off the balance of the term loan and it is no longer available to us; however, the revolving credit facility remains available to us at our discretion. At December 31, 2009 and 2008, the balance on the Term Facility was zero and $227.7 million, respectively. At December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points as compared to LIBOR plus 90 basis points at December 31, 2008 and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. At December 31, 2008, the term loan had a variable interest rate of 3.30% or LIBOR plus 105 basis points.

On September 30, 2009 Standard and Poor’s Rating Services lowered our corporate credit rating and senior unsecured debt rating to BBB from BBB+ primarily related to the reduction in our Coverage ratio in 2009. As a result of this downgrade, the interest rate on the Line increased to LIBOR plus 55 basis points and the interest rate on the revolving portion of the Term Facility increased to LIBOR plus 100 basis points, respectively, effective October 1, 2009.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we currently have $713.8 million of total capacity and the interest rate spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of EBITDA to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2009, management believes we are in compliance with all financial covenants for our Unsecured credit facilities. Our Unsecured credit facilities are used to finance the acquisition and development of real estate, and for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from similar new issues or from the Line. Fixed interest rates on mortgage notes payable range from 4.44% to 8.40% and average 6.63%. During 2009, we completed the following financing transactions:

•

On October 23, 2009, we closed on an amendment on our only variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points originally maturing on October 1, 2009 extending the loan maturity to October 1, 2014 with an interest rate equal to LIBOR plus 380 basis points.

•

On September 3, 2009, we closed on a $10.7 million two-year construction loan for a development project with an interest rate of LIBOR plus 300 basis points. The balance outstanding was approximately $992,000 at December 31, 2009.

•	On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

•

In conjunction with properties distributed to us as part of the liquidation of MCWR I, we assumed four mortgage loans. During January 2009, we assumed two mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively. During December 2009, we assumed two mortgage loans with carrying values of $4.5 million and $7.0 million maturing on May 1, 2010 with interest rates of 4.44%.

On August 18, 2009, we completed a cash tender offer and purchased $19.5 million in principal of our $150 million 8.45% unsecured notes due September 1, 2010 and $46.5 million in principal of our $220 million 7.95% unsecured notes due January 15, 2011 (the “Notes”). The total consideration paid for the Notes was $69.5 million or $1,035 per $1,000 in principal, plus accrued and unpaid interest. The payment was funded from available cash and we recorded a loss of $2.7 million for this early extinguishment of debt.

Outstanding debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$398,820	235,150
Variable rate mortgage loans	5,596	5,130
Fixed rate unsecured loans	1,481,964	1,597,624

Total notes payable	1,886,380	1,837,904
Unsecured credit facilities	—	297,667

Total	$1,886,380	2,135,571

At December 31, 2009, 99.7% of our total debt had fixed interest rates, compared with 85.8% at December 31, 2008. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 1% of our total debt.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations which are assumed at carrying value. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.4 billion and $1.3 billion at December 31, 2009 and 2008, respectively.

As of December 31, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$4,986	28,523	140,461	173,970
2011	4,837	12,268	193,486	210,591
2012	5,105	—	250,000	255,105
2013	4,979	16,348	—	21,327
2014	8,168	11,916	150,000	170,084
Beyond 5 Years	8,853	299,280	750,000	1,058,133
Unamortized debt discounts, net	—	(847)	(1,983)	(2,830)

Total	$36,928	367,488	1,481,964	1,886,380

At December 31, 2009, our investments in real estate partnerships had notes payable of $2.5 billion maturing through 2028, of which 97.0% had weighted average fixed interest rates of 5.6%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 145 to 150 basis points. Our pro-rata share of these loans was $585.5 million. We and our partners have no guarantees related to these loans except for an $8.5 million loan related to our ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. As of December 31, 2009, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$3,642	613,310	26,858	643,810	160,173
2011	3,578	448,787	—	452,365	112,037
2012	4,396	244,418	—	248,814	61,551
2013	4,226	32,447	—	36,673	8,982
2014	4,213	77,290	—	81,503	21,540
Beyond 5 Years	25,555	983,875	—	1,009,430	220,159
Unamortized debt premiums, net	—	5,333	—	5,333	1,030

Total	$45,610	2,405,460	26,858	2,477,928	585,472

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million interest rate swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009 described previously. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 31, 2010 and March 31, 2011. The fair value of these swaps was a liability of $28.4 million at December 31, 2009. If we were to no longer expect to issue new debt within the terms and periods described above, we would be required to immediately charge the change in the fair value of these Swaps to net income as well as all future changes in value. During December 2009, following the successful completion of our 8.0 million share common stock offering discussed previously, we revised our assumptions of future debt issues by delaying a portion of our expected issuances into 2011. Although we still expect to issue new debt within the time frames originally contemplated, the change in our issuance assumptions caused a portion of our Swaps to become ineffective due to an over-hedged position and resulted in us recognizing a loss on hedge ineffectiveness of $3.3 million. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity and Capital

We have issued common and preferred stock from the Parent Company and common and preferred units from the Operating Partnership to fund our capital commitments and to maintain a conservative capital structure as described below.

Equity of the Parent Company

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of December 31, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million common shares at $30.75 per share which will result in net proceeds of $235.8, net of issuance costs. These shares are subject to the forward sale agreements described below. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously for proceeds of $35.4 million.

In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. We intend to use the proceeds upon settlement of the forward sale agreements to refinance debt maturing in 2010, which includes a portion of our pro-rata share of existing debt of MCWR II, as such joint venture debt matures, and for general corporate purposes.

On April 24, 2009, the Parent Company completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The funds were used to pay-off the $180.0 million Line balance, with the remaining funds retained for future working capital needs including repayment of maturing debt, investments in real estate partnership capital calls to the extent required based on our respective ownership interest in such partnership, and costs to complete in-process development projects.

Treasury Stock

On December 31, 2009, the Parent Company cancelled the 5,661,520 treasury shares outstanding.

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through the Operating Partnership in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock of the Parent Company after a specified date at an exchange rate of one share for one unit. The Preferred Units of the Operating Partnership and the related Preferred Stock of the Parent Company are not convertible into common stock of the Parent Company. At December 31, 2009 and 2008, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units could be called by the Parent Company beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of approximately $842,000 that will be expensed if they are redeemed in the future.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of December 31, 2009 and 2008, the Operating Partnership had 468,211 limited Partnership Units outstanding that were not owned by the Parent Company, representing less than 1% of the outstanding Partnership Units of the Operating Partnership. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock, which was $35.06 and $46.70 per share as of December 31, 2009 and 2008, respectively, an aggregate redemption value of $16.4 million and $21.9 million, respectively.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At December 31, 2009 and 2008, the noncontrolling interest in these consolidated partnerships was $11.7 million and $8.0 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At December 31, 2009 and 2008, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000 that will be expensed if redeemed in the future. See above for further discussion.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of December 31, 2009, the Parent Company, as general partner, owned approximately 99% or 81,539,296 of the total 82,007,507 Partnership Units outstanding.

Limited Partners

As of December 31, 2009 and 2008, the Operating Partnership had 468,211 limited Partnership Units outstanding.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

Critical Accounting Policies and Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our financial statements. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical results, current economic activity, and industry accounting standards. They are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness; however, the amounts we may ultimately realize could differ from such estimates.

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

We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest acquired by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain joint venture partnerships, we apply a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these joint venture partnerships are not classified as discontinued operations because we continue to partially own and manage these shopping centers.

Certain DIK-JVs give either partner the unilateral right to elect to dissolve the joint venture partnership and, upon such an election, receive a distribution in-kind of the assets of the joint venture partnership equal to its respective ownership interests. The liquidation provisions require that all of the properties owned by the joint venture partnership be appraised to determine their respective and collective fair values. As a general rule, if we initiate the liquidation process, our partner has the right to choose the first property that it will receive in liquidation and we have the right to choose the next property that we will receive in liquidation; if our partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV is not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

We have concluded that these DIK dissolution provisions constitute in-substance call/put options, and represent a form of continuing involvement with respect to property that we sold to these joint venture partnerships, limiting our recognition of gain related to the partial sale. This more restrictive method of gain recognition, the Restricted Gain Method, considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. We have applied the Restricted Gain Method to partial sales of property to joint venture partnerships that contain such unilateral DIK provisions.

Profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. We have concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, we consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation analysis assuming that we would choose only those properties that we have sold to the DIK-JV in an amount equal to our capital account. For purposes of calculating the gain to be deferred, we assume that the Company will select properties in a DIK liquidation that would otherwise have generated the highest gain to us when originally sold to the DIK-JV and include for such determination the fair value in properties that could be received in excess of the Company’s capital account. The deferred gain to be recorded upon a sale of a property to a DIK-JV is calculated whenever a property is sold to the DIK-JV by us. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by us upon actual dissolution. Instead, the property received upon actual dissolution is recorded at the carrying value of our investment in the DIK-JV on the date of dissolution, reduced by the deferred gain.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At December 31, 2009 and 2008, we capitalized pre-development costs of approximately $816,000 and $7.7 million, respectively, of which approximately $325,000 and $2.3 million, respectively, were refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the years ended December 31, 2009, 2008, and 2007, we expensed pre-development costs of approximately $3.8 million, $15.5 million, and $5.3 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2009, 2008, and 2007, we capitalized interest of $19.1 million, $36.5 million, and $35.4 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the years ended December 31, 2009, 2008, and 2007, we capitalized $6.5 million, $27.8 million, and $39.0 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, development activity slowed significantly during 2009 resulting in a reduction in capitalized costs and a corresponding increase in general and administrative expenses as non-capitalized Investment Group costs were charged to earnings. During 2009 we significantly reduced our Investment Group staff to adjust to a lower level of development activity expected in the future, as compared to periods prior to 2009. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

Real Estate Acquisitions – Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identify intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments – Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. If we determine that the carrying amount of a property is not recoverable, we write down the asset to fair value. For properties to be “held and used” for long term investment, we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon current market resale values through comparable sales information and other market data if available, or by applying a market capitalization rate to current estimated net operating income. For properties “held for sale”, we estimate current market resale values through appraisal less expected costs to sell. A loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized in the period in which the loss occurs. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of the investment. Methods of determining fair value can fluctuate as a result of a number of factors, including changes in the general economy of those markets in which we operate, our estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in income of real estate partnerships.

Discontinued Operations – The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. We classify an operating property or a property in development as held-for-sale when we determine that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow a contractual buyer a due diligence period to evaluate the property with the right to cancel the contract without any financial loss. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are likely to close within the requirements set forth above. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued and its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented.

Investments in Real Estate Partnerships – In addition to owning real estate directly, we invest in real estate through our co-investment partnerships. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the real estate partnerships. We account for all investments in which we do not have a controlling financial ownership interest using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation, and therefore, are subject to the voting interest model in determining our basis of accounting. Decisions, including property acquisitions and dispositions, financings, certain leasing arrangements, annual budgets and dissolution of the joint ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

Income Tax Status – The prevailing assumption underlying the operation of our business is that the Parent Company will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code (the “Code”). The Parent Company is required to meet certain income and asset tests on a periodic basis to ensure that it continues to qualify as a REIT. As a REIT, the Parent Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities, however, we reassess such positions at each reporting period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Subtopic 820-10 and requires new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements for the level of disaggregation for each class of assets and liabilities and for the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this ASU on December 31, 2009.

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010 and early application is not permitted. We have evaluated the adoption of this ASU and it will not have an effect on our results of operations or financial position, as we do not currently have any variable interests that we believe would require consolidation.

Results from Operations – 2009 vs. 2008

Comparison of the years ended December 31, 2009 to 2008:

At December 31, 2009, on a Combined Basis, we were operating or developing 400 shopping centers, as compared to 440 shopping centers at December 31, 2008. The decline in properties is related to the liquidation of the assets of MCWR I where the properties were distributed through a DIK to

MCW and Regency, and in which we received six properties.

We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the % leased. At December 31, 2009, on a Combined Basis, we had 40 development properties, as compared to 45 properties at December 31, 2008.

Our revenues decreased by $6.7 million or 1.3% to $489.2 million in 2009, as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$345,610	334,509	11,101
Percentage rent	3,585	4,258	(673)
Recoveries from tenants and other income	101,748	101,096	652
Management, transaction, and other fees	38,289	56,032	(17,743)

Total revenues	$489,232	495,895	(6,663)

Our decline in revenues was related to a one-time transaction fee earned and recognized in 2008, which is more fully described in the table and discussion below. The increase in minimum rent relates primarily to new properties distributed to us as part of the MCWR I DIK liquidation and new rent generated by the development properties. In addition to collecting minimum rent from our tenants, we also collect percentage rent from certain tenants based on their sales volumes, which is lower than 2008 due to previous percentage rent tenants renewing their leases upon expiration and converting their percentage rent to higher base rent. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants were higher in 2009 due to increases in our operating expenses, but our recoveries as a percentage of the expenses related only to our operating properties declined to 77.3% from 83.0% in 2008 as a result of a decline in our occupancy percentage and an increase in non-recoverable expenses.

Our operating properties, excluding those in development, on a pro-rata basis were 93.1% leased at December 31, 2009 as compared to 93.8% at the end of 2008. Our renewal rate of expiring leases was 74.7% for the year ended, but rental rates on leases executed during 2009 declined 2.7% as compared to the previous rental rates earned on the same GLA under previous leases. During 2008, our renewal rate was 79.5% and rental rates on leases executed grew by 10.6%. Our lease renewal rates and rental growth rates in 2009 were severely impacted by the recent recession. We anticipate that occupancy levels in our operating properties could fluctuate between 90.0% and 92.5% during 2010 and average rental rates on leases executed in 2010 could decline by 2% to 8%, both of which could result in reduced revenues through 2010.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2009	2008	Change
Asset management fees	$9,671	11,673	(2,002)
Property management fees	15,031	16,132	(1,101)
Leasing commissions	4,012	2,363	1,649
Transaction fees	9,249	25,155	(15,906)
Other third party fees	326	709	(383)

	$38,289	56,032	(17,743)

Asset management fees, which are tied to the value of the real estate we manage in the co-investment partnerships, declined during 2009 due to an overall decline in commercial real estate values during the past 18 months, and also due to a reduction in the number of joint venture partnership properties we manage as a result of the DIK liquidation of MCWR I. Property management fees, which are calculated based on a percentage of revenues earned in the joint venture partnerships, declined as a result of an 11.6% decline in 2009 joint venture partnership revenues as compared to 2008. Leasing commissions were higher in 2009 as we leased more space in 2009 as compared to 2008, however, tenant moveouts, on a square foot basis outpaced new leasing during 2009 causing a net decline in our occupancy rate. The decrease in transaction fees relates to a $19.7 million Portfolio Incentive Return Fee earned and recognized in 2008 not recurring in 2009. During 2009 we received a $7.8 million disposition fee from MCW in relation to MCW’s partial sale of its investment in MCWR II to GRI.

Our operating expenses increased by $30.3 million or 10.9% to $308.0 million in 2009. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$119,884	107,652	12,232
General and administrative	54,136	49,495	4,641
Depreciation and amortization	116,924	104,569	12,355
Provision for doubtful accounts	8,791	1,170	7,621
Other expenses, net	8,284	14,824	(6,540)

Total operating expenses	$308,019	277,710	30,309

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the six properties distributed to us as part of the MCWR I DIK liquidation during 2009 not included in the 2008 amounts, $111.3 million of recently completed developments commencing operations in the current year, and general increases in expenses incurred by the operating properties. General and administrative expense is 9.4% higher in 2009 primarily related to $7.5 million in severance and benefit payments associated with two reductions in force completed during 2009, offset by reductions in incentive compensation for not achieving targeted performance levels. During 2009 we increased the allowance for doubtful accounts to reserve for past due amounts reflecting to a significantly higher tenant default rate on rental payments as tenants struggled in a period of much lower consumer spending. The decline in other expenses is due to a reduction in pre-acquisition development costs being written off as a result of much lower new development pursuit activity.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$5,985	12,655	(6,670)
Interest on notes payable	126,083	121,335	4,748
Capitalized interest	(19,062)	(36,510)	17,448
Interest income	(3,767)	(4,696)	929

	$109,239	92,784	16,455

Interest on Unsecured credit facilities decreased by $6.7 million as a result of lower average outstanding balances on our credit facilities in 2009 as compared to 2008. At December 31, 2009, the balance of our Line was zero, we had repaid the term loan portion of our unsecured Term Facility and we completed a partial tender offer of outstanding unsecured debt. Interest on notes payable increased as a result of issuing $106.0 million secured mortgage loans in addition to four mortgage loans assumed as part of the MCWR I DIK liquidation. Capitalized interest declined as in-process developments were completed during 2009 and new development activity declined.

During 2009, we sold 18 out-parcels for net proceeds of $27.8 million and recognized a gain of approximately $219,000, whereas during 2008, we sold 12 out-parcels for net proceeds of $38.2 million and recognized a gain of $1.2 million. During 2009, we also sold eight operating properties to the USAA partnership for net proceeds of $103.3 million and recognized gains of $19.1 million recorded under the Restricted Gain Method. During 2008, we sold four properties to several joint ventures for net proceeds of $110.5 million and recognized gains of $13.8 million recorded under the Restricted Gain Method.

During the year ended December 31, 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During 2009, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value. Included in the impairment loss was a $10.2 million provision related to operating properties that became targeted for sale in the near future, which caused us to re-evaluate and reduce our expected holding periods for these assets and corresponding future cash flows. We also recorded a reserve of $465,000 on a note receivable in default. During the year ended December 31, 2008, we recorded a provision for impairment of $34.9 million of which $7.2 million related to land held for future development or sale, $20.6 million related to operating properties, $1.1 million related to a note receivable in default, and $6.0 related to our investment in real estate partnerships.

Our equity in income (loss) of investments in real estate partnerships decreased by $31.7 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$1,207	488	719
Macquarie CountryWide Direct (MCWR I) (1)	—	—	697	(697)
Macquarie CountryWide-Regency II (MCWR II) (2)	25.00%	(28,308)	(672)	(27,636)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	150	203	(53)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(883)	(823)	(60)
Columbia Regency Retail Partners (Columbia I)	20.00%	914	2,105	(1,191)
Columbia Regency Partners II (Columbia II)	20.00%	28	169	(141)
Cameron Village LLC (Cameron)	30.00%	(436)	(65)	(371)
RegCal, LLC (RegCal)	25.00%	123	1,678	(1,555)
Regency Retail Partners (the Fund)	20.00%	(464)	(233)	(231)
US Regency Retail I, LLC (USAA)	20.01%	(6)	—	(6)
Other investments in real estate partnerships	50.00%	1,302	1,745	(443)

Total		$(26,373)	5,292	(31,665)

(1)	At December 31, 2008, the Company’s ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was complete effective December 31, 2009.
(2)	At December 31, 2008, the Company’s ownership interest in MCWR II was 24.95%.

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to a provision for impairment of $104.4 million recognized by MCWR II associated with multiple shopping centers that became targeted for sale in the near future. Our pro-rata share of this provision for impairment was $26.1 million. Excluding the impairment, the declines in revenues or losses incurred by our co-investment partnerships were directly related to reductions in operating revenues as occupancy levels declined in 2009 and to increased allowances for doubtful accounts as they also experienced a significantly higher tenant default rate during a difficult economic environment.

Income from discontinued operations was $5.9 million for the year ended December 31, 2009 related to the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008 whereas income from discontinued operations was $22.0 million for the year ended December 31, 2008. Income from discontinued operations for the year ended December 31, 2009 includes gains from the sale of four properties in development for net proceeds of $29.8 million and gains of $5.6 million, one operating property which was sold for net proceeds of $19.5 million and a gain of approximately $273,000, and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations for the year ended December 31, 2008 includes gains from the sale of seven properties in development for net proceeds of $55.3 million and gains of $14.0 million, three operating properties which were sold for net proceeds of $30.9 million and gains of $3.5 million, and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net loss attributable to common stockholders for the year ended 2009 was $56.4 million, a decrease of $172.9 million as compared with net income of $116.5 million in 2008. The decline in net income was primarily related to the $104.4 million provision for impairment recorded in 2009, our $26.1 million pro-rata share of the provision for impairment recorded by MCWR II, and a reduction in gains from the sale of real estate during 2009 as compared to 2008. Our diluted net loss per share was $0.74 in 2009 as compared to diluted net income per share of $1.66 in 2008.

Related to our Operating Partnership results, our net loss attributable to common unit holders for the year ended 2009 was $56.6 million, a decrease $174.0 million as compared with net income of $117.4 million in 2008 for the same reasons stated above. Our diluted net loss per unit was $0.74 in 2009 as compared to net income per unit of $1.66 in 2008.

Comparison of the years ended December 31, 2008 to 2007:

Our revenues increased by $59.9 million, or 13.7%, to $495.9 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$334,509	308,108	26,401
Percentage rent	4,258	4,655	(397)
Recoveries from tenants and other income	101,096	90,179	10,917
Management, transaction, and other fees	56,032	33,064	22,968

Total revenues	$495,895	436,006	59,889

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions in 2007, and (iii) recently completed shopping center developments commencing operations in the current year. Recoveries increased as a result of an increase in our operating expenses. The increase in management, transaction, and other fees is primarily related to the recognition of a $19.7 million Portfolio Incentive Return fee in December 2008. The fee was earned based upon Columbia outperforming the NCREIF index since the inception of the partnership and a hurdle rate outlined in the partnership agreement.

Fees earned for asset management, disposition, property management, leasing, acquisition, and financing services from our co-investment partnerships and third parties are summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$11,673	11,021	652
Property management fees	16,132	13,865	2,267
Leasing commissions	2,363	2,319	44
Transaction fees	25,155	5,055	20,100
Other third party fees	709	804	(95)

	$56,032	33,064	22,968

The increase in transaction fees of $20.1 million is related to the $19.7 million Portfolio Incentive Return fee discussed above. Asset and property management fees increased during 2008 as a result of providing those management services to MCWR-DESCO for the entire year during 2008 as compared to only a portion of 2007 when MCWR-DESCO was formed.

Our operating expenses increased by $29.8 million, or 12.0%, to $277.7 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$107,652	97,910	9,742
General and administrative	49,495	50,580	(1,085)
Depreciation and amortization	104,569	89,365	15,204
Provision for doubtful accounts	1,170	—	1,170
Other expenses, net	14,824	10,057	4,767

Total operating expenses	$277,710	247,912	29,798

The increase in operating, maintenance, and real estate taxes was primarily due to new properties acquired during 2007 operating for the entire year during 2008, recently completed developments commencing operations during 2007, and to general increases in expenses incurred by the operating properties. On average, approximately 79% of these costs are recovered from our tenants through recoveries included in our revenues. General and administrative expense declined as a result of reducing incentive compensation directly tied to performance targets associated with reductions in new development and reduced earning metrics, both of which were directly impacted by the economic downturn during 2008. During 2008, we also recorded restructuring charges of $2.4 million for employee severance and benefits related to employee reductions in force. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 operating for a full year in 2008 and recently completed developments commencing operations in the current year. The increase in other expenses is related to expensing more pre-development costs in 2008 than in 2007 directly related to a slowing development program due to the current economic environment.

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

During 2008, we established a provision for impairment of approximately $34.9 million, $3.4 million of which was reclassed to discontinued operations when the property was sold in 2009. Included in the provision is $27.8 million for estimated impairment losses on eight operating properties, one large parcel of land held for future development, along with several smaller land out-parcels; $6.0 million on two of our investments in real estate partnerships; and $1.1 million related to a note receivable.

Our equity in income (loss) of investments in real estate partnerships decreased by $12.8 million during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$488	9,871	(9,383)
Macquarie CountryWide Direct (MCWR I)	25.00%	697	457	240
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(672)	(3,236)	2,564
Macquarie CountryWide-Regency III (MCWR III)	24.95%	203	67	136
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(823)	(465)	(358)
Columbia Regency Retail Partners (Columbia I)	20.00%	2,105	2,440	(335)
Columbia Regency Partners II (Columbia II)	20.00%	169	189	(20)
Cameron Village LLC (Cameron)	30.00%	(65)	(74)	9
RegCal, LLC (RegCal)	25.00%	1,678	662	1,016
Regency Retail Partners (the Fund)	20.00%	(233)	326	(559)
Other investments in real estate partnerships	50.00%	1,745	7,856	(6,111)

Total		$5,292	18,093	(12,801)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains recorded in 2007 from the sale of shopping centers sold by MCWR I, as well as, the sale of a shopping center owned by a joint venture classified above in other investments in real estate partnerships.

Income from discontinued operations was $22.0 million for the year ended December 31, 2008 related to the sale of seven properties in development and three operating properties sold to unrelated parties for net proceeds of $86.2 million, including the operations of shopping centers sold or classified as held-for-sale in 2008. Income from discontinued operations was $34.0 million for the year ended December 31, 2007 related to the sale of four properties in development and three operating properties to unrelated parties for net proceeds of $112.3 million and including the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes of $2.0 million for the year ended December 31, 2007.

Related to our Parent Company’s results, net income attributable to common stockholders for the year ended decreased $67.5 million to $116.5 million in 2008 as compared with $184.0 million in 2007 primarily related to lower gains recognized from the sale of real estate and the provision for impairment recorded in 2008 as discussed previously. Diluted earnings per share was $1.66 in 2008 as compared to $2.65 in 2007.

Related to our Operating Partnership’s results, net income attributable to common unit holders for the year ended decreased $68.2 million to $117.4 million in 2008 as compared with $185.6 million in 2007 for the reasons stated above. Diluted earnings per unit was $1.66 in 2008 as compared to $2.65 in 2007.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation will eventually become a greater concern as the economy begins to recover from the recent recession. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk. Our Line commitment has a variable interest rate that is based upon LIBOR plus a spread of 55 basis points and our revolving credit facility has a variable interest rate based upon LIBOR plus a spread of 100 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We have $375.2 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 7.95%, which includes $334.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $334.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of December 31, 2009 is reflected as a liability of $28.4 million in accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. If we were to no longer expect to issue debt as originally forecasted, we would be required to immediately expense the change in fair value of the Swaps to net income including all future changes until settled. During the year ended December 31, 2009, we had $3.3 million of hedge ineffectiveness recognized in earnings attributable to our revised assumptions of future debt issues. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new debt. On April 16, 2009, we paid $20.0 million to settle and partially settle $106.0 million of our $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a 10-year term. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 31, 2010 and March 31, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations. An increase of 1.0% in the interest rate of new debt issued, above that of maturing debt, would result in additional annual interest expense of $3.3 million subject to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2009, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at December 31, 2009 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of December 31, 2009 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	$173,766	209,395	254,901	21,123	166,296	1,058,133	1,883,614	1,433,836

Average interest rate forall fixed rate debt (a)	6.19%	5.96%	5.80%	5.78%	5.90%	6.26%	—	—

Variable rate LIBOR debt	$204	1,196	204	204	3,788	—	5,596	4,573

Average interest rate forall variable rate debt (a)	5.33%	5.80%	5.80%	5.80%	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.4 billion versus the face value of $1.9 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

Item 8.	Consolidated Financial Statements and Supplementary Data

Regency Centers Corporation and Regency Centers, L.P.

All other schedules are omitted because of the absence of conditions under which they are required, materiality or because information required therein is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests due to the adoption of new accounting requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

February 26, 2010

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regency Centers Corporation:

We have audited Regency Centers Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009 and the related financial statement schedule, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

February 26, 2010

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and

the Board of Directors and Stockholders of

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests due to the adoption of new accounting requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

February 26, 2010

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and

the Board of Directors and Stockholders of

Regency Centers Corporation:

We have audited Regency Centers, L.P.’s (the Partnership’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009 and the related financial statement schedule, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

February 26, 2010

Jacksonville, Florida

Certified Public Accountants

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except share data)

	2009	2008
Assets
Real estate investments at cost (notes 2, 3, 4, and 14):
Land	$975,861	923,062
Buildings and improvements	2,017,843	1,974,093
Properties in development	920,427	1,078,885

	3,914,131	3,976,040
Less: accumulated depreciation	622,163	554,595

	3,291,968	3,421,445
Operating properties held for sale, net	19,647	66,447
Investments in real estate partnerships	326,212	383,408

Net real estate investments	3,637,827	3,871,300

Cash and cash equivalents	99,477	21,533
Notes receivable (note 5)	37,753	31,438
Accounts receivable, net of allowance for doubtful accounts of $6,567 and $1,837 at December 31, 2009 and 2008, respectively	40,871	46,501
Straight line rent receivable, net of reserve of $1,899 at December 31, 2009	39,292	37,595
Other receivables (note 4)	—	19,700
Deferred costs, less accumulated amortization of $58,861 and $51,549 at December 31, 2009 and 2008, respectively	58,376	57,477
Acquired lease intangible assets, less accumulated amortization of $11,632 and $11,204 at December 31, 2009 and 2008, respectively (note 6)	10,007	12,903
Other assets	50,203	43,928

Total assets	$3,973,806	4,142,375

Liabilities and Equity
Liabilities:
Notes payable (note 8)	$1,886,380	1,837,904
Unsecured credit facilities (note 8)	—	297,667
Accounts payable and other liabilities	99,145	141,395
Derivative instruments, at fair value (note 9)	28,363	83,691
Acquired lease intangible liabilities, less accumulated accretion of $9,715 and $8,829 at December 31, 2009 and 2008, respectively (note 6)	5,896	7,865
Tenants’ security and escrow deposits	10,628	11,571

Total liabilities	2,030,412	2,380,093

Commitments and contingencies (notes 14 and 15)

Equity:
Stockholders’ equity (notes 9, 11, 12, and 13):
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at December 31, 2009 and 2008 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 81,539,296 and 75,634,881 shares issued at December 31, 2009 and 2008, respectively	815	756
Treasury stock at cost, 5,598,211 shares held at December 31, 2008	—	(111,414)
Additional paid in capital	2,022,670	1,778,265
Accumulated other comprehensive income (loss)	(49,973)	(90,689)
Distributions in excess of net income	(373,345)	(155,057)

Total stockholders’ equity	1,875,167	1,696,861

Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2009 and 2008	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $16,415 and $21,865 at December 31, 2009 and 2008, respectively (note 10)	7,321	8,283
Limited partners’ interest in consolidated partnerships	11,748	7,980

Total noncontrolling interests	68,227	65,421

Total equity	1,943,394	1,762,282

Total liabilities and equity	$3,973,806	4,142,375

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	2009	2008	2007
Revenues:
Minimum rent (note 14)	$345,610	334,509	308,108
Percentage rent	3,585	4,258	4,655
Recoveries from tenants and other income	101,748	101,096	90,179
Management, transaction, and other fees	38,289	56,032	33,064

Total revenues	489,232	495,895	436,006

Operating expenses:
Depreciation and amortization	116,924	104,569	89,365
Operating and maintenance	66,061	59,140	54,095
General and administrative	54,136	49,495	50,580
Real estate taxes	53,823	48,512	43,815
Provision for doubtful accounts	8,791	1,170	—
Other expenses	8,284	14,824	10,057

Total operating expenses	308,019	277,710	247,912

Other expense (income):
Interest expense, net of interest income of $3,767, $4,696 and $3,079 in 2009, 2008 and 2007, respectively	109,239	92,784	82,389
Gain on sale of operating properties and properties in development	(19,357)	(20,346)	(52,215)
Provision for impairment	97,519	31,469	—
Early extinguishment of debt	2,784	—	—
Loss on derivative instruments (note 9)	3,294	—	—

Total other expense (income)	193,479	103,907	30,174

Income (loss) before equity in income (loss) of investments in real estate partnerships	(12,266)	114,278	157,920

Equity in income (loss) of investments in real estate partnerships (note 4)	(26,373)	5,292	18,093

Income (loss) from continuing operations	(38,639)	119,570	176,013

Discontinued operations, net (note 3):
Operating income (loss) from discontinued operations	61	4,570	8,718
Gain on sale of operating properties and properties in development	5,835	17,381	25,285

Income (loss) from discontinued operations	5,896	21,951	34,003

Net income (loss)	(32,743)	141,521	210,016

Noncontrolling interests:
Preferred units	(3,725)	(3,725)	(3,725)
Exchangeable operating partnership units	216	(907)	(1,650)
Limited partners’ interests in consolidated partnerships	(452)	(701)	(990)

Net income attributable to controlling interests	(3,961)	(5,333)	(6,365)

Net income (loss) attributable to controlling interests	(36,704)	136,188	203,651

Preferred stock dividends	(19,675)	(19,675)	(19,675)

Net income (loss) attributable to common stockholders	$(56,379)	116,513	183,976

Income (loss) per common share - basic (note 13):
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common stockholders per share	$(0.74)	1.66	2.65

Income (loss) per common share - diluted (note 13):
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common stockholders per share	$(0.74)	1.66	2.65

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity and Comprehensive Income (Loss)

For the years ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2006	$275,000	744	(111,414)	1,744,201	(13,061)	(69,516)	1,825,954	49,158	16,065	17,797	83,020	1,908,974
Comprehensive Income (note 9):
Net income	—	—	—	—	—	203,651	203,651	3,725	1,650	990	6,365	210,016
Amortization of loss on derivative instruments	—	—	—	—	1,297	—	1,297	—	9	—	9	1,306
Change in fair value of derivative instruments	—	—	—	—	(6,858)	—	(6,858)	—	(47)	—	(47)	(6,905)

Total comprehensive income (loss)							198,090				6,327	204,417
Restricted stock issued, net of amortization (note 12)	—	2	—	17,723	—	—	17,725	—	—	—	—	17,725
Common stock redeemed for taxes withheld for stock based compensation, net	—	2	—	(7,813)	—	—	(7,811)	—	—	—	—	(7,811)
Common stock issued for dividend reinvestment plan	—	1	—	4,075	—	—	4,076	—	—	—	—	4,076
Tax benefit for issuance of stock options	—	—	—	1,909	—	—	1,909	—	—	—	—	1,909
Common stock issued for partnership units exchanged	—	3	—	8,604	—	—	8,607	—	(8,607)	—	(8,607)	—
Reallocation of limited partners’ interest	—	—	—	(2,419)	—	—	(2,419)	—	2,419	—	2,419	—
Contributions from partners	—	—	—	—	—	—	—	—	—	4,483	4,483	4,483
Distributions to partners	—	—	—	—	—	—	—	—	—	(4,879)	(4,879)	(4,879)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.64 per share)	—	—	—	—	—	(183,395)	(183,395)	—	(1,570)	—	(1,570)	(184,965)

Balance at December 31, 2007	$275,000	752	(111,414)	1,766,280	(18,622)	(68,935)	1,843,061	49,158	9,919	18,391	77,468	1,920,529
Comprehensive Income (note 9):
Net income	—	—	—	—	—	136,188	136,188	3,725	907	701	5,333	141,521
Amortization of loss on derivative instruments	—	—	—	—	1,297	—	1,297	—	9	—	9	1,306
Change in fair value of derivative instruments	—	—	—	—	(73,364)	—	(73,364)	—	(491)	—	(491)	(73,855)

Total comprehensive income (loss)							64,121				4,851	68,972
Restricted stock issued, net of amortization (note 12)	—	3	—	8,190	—	—	8,193	—	—	—	—	8,193
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,659)	—	—	(3,659)	—	—	—	—	(3,659)
Common stock issued for dividend reinvestment plan	—	1	—	4,473	—	—	4,474	—	—	—	—	4,474
Tax benefit for issuance of stock options	—	—	—	2,285	—	—	2,285	—	—	—	—	2,285
Common stock issued for partnership units exchanged	—	—	—	232	—	—	232	—	(232)	—	(232)	—
Reallocation of limited partners’ interest	—	—	—	464	—	—	464	—	(464)	—	(464)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	3,157	3,157	3,157
Distributions to partners	—	—	—	—	—	—	—	—	—	(14,269)	(14,269)	(14,269)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.90 per share)	—	—	—	—	—	(202,635)	(202,635)	—	(1,365)	—	(1,365)	(204,000)

Balance at December 31, 2008	$275,000	756	(111,414)	1,778,265	(90,689)	(155,057)	1,696,861	49,158	8,283	7,980	65,421	1,762,282
Comprehensive Income (note 9):
Net income (loss)	—	—	—	—	—	(36,704)	(36,704)	3,725	(216)	452	3,961	(32,743)
Loss on settlement of derivative instruments	—	—	—	—	(19,863)	—	(19,863)	—	(114)	—	(114)	(19,977)
Amortization of loss on derivative instruments	—	—	—	—	2,292	—	2,292	—	13	—	13	2,305
Loss on derivative instruments	—	—	—	—	3,275	—	3,275	—	19	—	19	3,294
Change in fair value of derivative instruments	—	—	—	—	55,012	—	55,012	—	316	—	316	55,328

Total comprehensive income (loss)							4,012				4,195	8,207
Restricted stock issued, net of amortization (note 12)	—	2	—	5,961	—	—	5,963	—	—	—	—	5,963
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	343	—	—	343	—	—	—	—	343
Common stock issued for dividend reinvestment plan	—	1	—	3,222	—	—	3,223	—	—	—	—	3,223
Tax benefit for issuance of stock options	—	—	—	552	—	—	552	—	—	—	—	552
Common stock issued for stock offerings, net of issuance costs	—	112	—	345,685	—	—	345,797	—	—	—	—	345,797
Treasury stock cancellation	—	(56)	111,414	(111,358)	—	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	—	—	—	—	4,197	4,197	4,197
Distributions to partners	—	—	—	—	—	—	—	—	—	(881)	(881)	(881)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.11 per share)	—	—	—	—	—	(161,909)	(161,909)	—	(980)	—	(980)	(162,889)

Balance at December 31, 2009	$275,000	815	—	2,022,670	(49,973)	(373,345)	1,875,167	49,158	7,321	11,748	68,227	1,943,394

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,743)	141,521	210,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,979	107,846	93,508
Deferred loan cost and debt premium amortization	5,822	4,287	3,249
Above and below market lease intangibles amortization and accretion	(1,867)	(2,376)	(1,926)
Stock-based compensation, net of capitalization	4,668	5,950	11,572
Equity in (income) loss of investments in real estate partnerships	26,373	(5,292)	(18,093)
Net gain on sale of properties	(25,192)	(37,843)	(79,627)
Provision for doubtful accounts	9,078	1,197	—
Provision for impairment	104,402	34,855	—
Early extinguishment of debt	2,784	—	—
Distribution of earnings from operations of investments in real estate partnerships	31,252	30,730	30,547
Settlement of derivative instruments	(19,953)	—	—
Loss on derivative instruments	3,294	—	—
Changes in assets and liabilities:
Accounts receivable	(2,995)	(6,621)	(5,665)
Straight-line rent receivables, net	(3,959)	(3,709)	(4,375)
Other receivables	19,700	(19,700)	—
Deferred leasing costs	(9,799)	(6,734)	(8,126)
Other assets	(16,493)	(12,839)	(15,861)
Accounts payable and other liabilities	(18,035)	(12,423)	2,101
Tenants’ security and escrow deposits	(454)	320	847

Net cash provided by operating activities	193,862	219,169	218,167

Cash flows from investing activities:
Acquisition of operating real estate	—	—	(63,117)
Development of real estate including acquisition of land	(142,989)	(388,783)	(619,282)
Proceeds from sale of real estate investments	180,307	274,417	270,981
Collection of notes receivable	13,572	28,287	545
Investments in real estate partnerships	(28,709)	(48,619)	(42,660)
Distributions received from investments in real estate partnerships	23,548	28,923	41,372

Net cash provided by (used in) investing activities	45,729	(105,775)	(412,161)

Cash flows from financing activities:
Net proceeds from common stock issuance	345,800	1,020	2,383
Distributions to limited partners in consolidated partnerships, net	(872)	(14,134)	(4,632)
Distributions to exchangeable operating partnership unit holders	(980)	(1,363)	(1,572)
Distributions to preferred unit holders	(3,725)	(3,725)	(3,725)
Dividends paid to common stockholders	(158,690)	(198,165)	(179,325)
Dividends paid to preferred stockholders	(19,675)	(19,675)	(19,675)
Repayment of fixed rate unsecured notes	(116,053)	—	—
Proceeds from issuance of fixed rate unsecured notes	—	—	398,108
(Repayment of) proceeds from unsecured credit facilities	(297,667)	89,667	87,000
Proceeds from notes payable	106,992	62,500	—
Repayment of notes payable	(8,056)	(19,932)	(89,719)
Scheduled principal payments	(5,214)	(4,806)	(4,545)
Payment of loan costs	(1,195)	(1,916)	(5,682)
Payment of premium on tender offer	(2,312)	—	—

Net cash (used in) provided by financing activities	(161,647)	(110,529)	178,616

Net increase (decrease) in cash and cash equivalents	77,944	2,865	(15,378)

Cash and cash equivalents at beginning of the year	21,533	18,668	34,046

Cash and cash equivalents at end of the year	$99,477	21,533	18,668

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $19,062 $36,510 and $35,424 in 2009, 2008, and 2007, respectively)	$112,730	94,632	82,833

Supplemental disclosure of non-cash transactions:

Common stock issued for partnership units exchanged	$—	232	8,607

Real estate received through distribution in kind	$100,717	—	—

Mortgage loans assumed through distribution in kind	$70,541	—	—

Security deposits received through distribution in kind	$265	—	—

Mortgage loans assumed for the acquisition of real estate	$—	—	42,272

Real estate contributed for investments in real estate partnerships	$26,410	6,825	11,007

Notes receivable taken in connection with sales of properties in development	$11,413	16,294	25,099

Change in fair value of derivative instruments	$55,328	(73,855)	(6,905)

Common stock issued for dividend reinvestment plan	$3,219	4,470	4,070

Stock-based compensation capitalized	$1,574	3,606	7,565

Contributions from limited partners in consolidated partnerships, net	$4,188	3,020	4,237

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except unit data)

	2009	2008
Assets
Real estate investments at cost (notes 2, 3, 4, and 14):
Land	$975,861	923,062
Buildings and improvements	2,017,843	1,974,093
Properties in development	920,427	1,078,885

	3,914,131	3,976,040
Less: accumulated depreciation	622,163	554,595

	3,291,968	3,421,445
Operating properties held for sale, net	19,647	66,447
Investments in real estate partnerships	326,212	383,408

Net real estate investments	3,637,827	3,871,300

Cash and cash equivalents	99,477	21,533
Notes receivable (note 5)	37,753	31,438
Accounts receivable, net of allowance for doubtful accounts of $6,567 and $1,837 at December 31, 2009 and 2008, respectively	40,871	46,501
Straight line rent receivable, net of reserve of $1,899 at December 31, 2009	39,292	37,595
Other receivables (note 4)	—	19,700
Deferred costs, less accumulated amortization of $58,861 and $51,549 at December 31, 2009 and 2008, respectively	58,376	57,477
Acquired lease intangible assets, less accumulated amortization of $11,632 and $11,204 at December 31, 2009 and 2008, respectively (note 6)	10,007	12,903
Other assets	50,203	43,928

Total assets	$3,973,806	4,142,375

Liabilities and Capital
Liabilities:
Notes payable (note 8)	$1,886,380	1,837,904
Unsecured credit facilities (note 8)	—	297,667
Accounts payable and other liabilities	99,145	141,395
Derivative instruments, at fair value (note 9)	28,363	83,691
Acquired lease intangible liabilities, less accumulated accretion of $9,715 and $8,829 at December 31, 2009 and 2008, respectively (note 6)	5,896	7,865
Tenants’ security and escrow deposits	10,628	11,571

Total liabilities	2,030,412	2,380,093

Commitments and contingencies (notes 14 and 15)

Capital:
Partners’ capital (notes 9, 11, 12, and 13):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2009 and 2008	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at December 31, 2009 and 2008, liquidation preference of $25 per unit	275,000	275,000
General partner; 81,539,296 and 70,036,670 units outstanding at December 31, 2009 and 2008, respectively	1,650,140	1,512,550
Limited partners; 468,211 units outstanding at December 31, 2009 and 2008	7,321	8,283
Accumulated other comprehensive income (loss)	(49,973)	(90,689)

Total partners’ capital	1,931,646	1,754,302

Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	11,748	7,980

Total noncontrolling interests	11,748	7,980

Total capital	1,943,394	1,762,282

Total liabilities and capital	$3,973,806	4,142,375

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008, and 2007

(in thousands, except per unit data)

	2009	2008	2007
Revenues:
Minimum rent (note 14)	$345,610	334,509	308,108
Percentage rent	3,585	4,258	4,655
Recoveries from tenants and other income	101,748	101,096	90,179
Management, transaction, and other fees	38,289	56,032	33,064

Total revenues	489,232	495,895	436,006

Operating expenses:
Depreciation and amortization	116,924	104,569	89,365
Operating and maintenance	66,061	59,140	54,095
General and administrative	54,136	49,495	50,580
Real estate taxes	53,823	48,512	43,815
Provision for doubtful accounts	8,791	1,170	—
Other expenses	8,284	14,824	10,057

Total operating expenses	308,019	277,710	247,912

Other expense (income):
Interest expense, net of interest income of $3,767, $4,696 and $3,079 in 2009, 2008, and 2007, respectively	109,239	92,784	82,389
Gain on sale of operating properties and properties in development	(19,357)	(20,346)	(52,215)
Provision for impairment	97,519	31,469	—
Early extinguishment of debt	2,784	—	—
Loss on derivative instruments (note 9)	3,294	—	—

Total other expense (income)	193,479	103,907	30,174

Income (loss) before equity in income (loss) of investments in real estate partnerships	(12,266)	114,278	157,920
Equity in income (loss) of investments in real estate partnerships (note 4)	(26,373)	5,292	18,093

Income (loss) from continuing operations	(38,639)	119,570	176,013

Discontinued operations, net (note 3):
Operating income (loss) from discontinued operations	61	4,570	8,718
Gain on sale of operating properties and properties in development	5,835	17,381	25,285

Income (loss) from discontinued operations	5,896	21,951	34,003

Net income (loss)	(32,743)	141,521	210,016

Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	(452)	(701)	(990)

Net income (loss) attributable to noncontrolling interests	(452)	(701)	(990)

Net income attributable to controlling interests	(33,195)	140,820	209,026

Preferred unit distributions	(23,400)	(23,400)	(23,400)

Net income (loss) attributable to common unit holders	$(56,595)	117,420	185,626

Income (loss) per common unit - basic (note 13):
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common unit holders per unit	$(0.74)	1.66	2.65

Income (loss) per common unit - diluted (note 13):
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common unit holders per unit	$(0.74)	1.66	2.65

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Changes in Capital and Comprehensive Income (Loss)

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2006	$49,158	1,839,015	16,065	(13,061)	1,891,177	17,797	1,908,974
Comprehensive income (note 9):
Net income	3,725	203,651	1,650	—	209,026	990	210,016
Amortization of loss on derivative instruments	—	—	9	1,297	1,306	—	1,306
Change in fair value of derivative instruments	—	—	(47)	(6,858)	(6,905)	—	(6,905)

Total comprehensive income (loss)					203,427		204,417
Contributions from partners	—	—	—	—	—	4,483	4,483
Distributions to partners	—	(183,395)	(1,570)	—	(184,965)	(4,879)	(189,844)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	17,725	—	—	17,725	—	17,725
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(1,826)	—	—	(1,826)	—	(1,826)
Common units exchanged for common stock of Parent Company	—	8,607	(8,607)	—	—	—	—
Reallocation of limited partners’ interest	—	(2,419)	2,419	—	—	—	—

Balance at December 31, 2007	$49,158	1,861,683	9,919	(18,622)	1,902,138	18,391	1,920,529
Comprehensive income (note 9):
Net income	3,725	136,188	907	—	140,820	701	141,521
Amortization of loss on derivative instruments	—	—	9	1,297	1,306	—	1,306
Change in fair value of derivative instruments	—	—	(491)	(73,364)	(73,855)	—	(73,855)

Total comprehensive income (loss)					68,271		68,972
Contributions from partners	—	—	—	—	—	3,157	3,157
Distributions to partners	—	(202,635)	(1,365)	—	(204,000)	(14,269)	(218,269)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	8,193	—	—	8,193	—	8,193
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	3,100	—	—	3,100	—	3,100
Common units exchanged for common stock of Parent Company	—	232	(232)	—	—	—	—
Reallocation of limited partners’ interest	—	464	(464)	—	—	—	—

Balance at December 31, 2008	$49,158	1,787,550	8,283	(90,689)	1,754,302	7,980	1,762,282
Comprehensive income (note 9):
Net income (loss)	3,725	(36,704)	(216)	—	(33,195)	452	(32,743)
Loss on settlement of derivative instruments	—	—	(114)	(19,863)	(19,977)	—	(19,977)
Amortization of loss on derivative instruments	—	—	13	2,292	2,305	—	2,305
Loss on derivative instruments	—	—	19	3,275	3,294	—	3,294
Change in fair value of derivative instruments	—	—	316	55,012	55,328	—	55,328

Total comprehensive income (loss)					7,755		8,207
Contributions from partners	—	—	—	—	—	4,197	4,197
Distributions to partners	—	(161,909)	(980)	—	(162,889)	(881)	(163,770)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	5,963	—	—	5,963	—	5,963
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	349,915	—	—	349,915	—	349,915

Balance at December 31, 2009	49,158	1,925,140	7,321	(49,973)	1,931,646	11,748	1,943,394

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,743)	141,521	210,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,979	107,846	93,508
Deferred loan cost and debt premium amortization	5,822	4,287	3,249
Above and below market lease intangibles amortization and accretion	(1,867)	(2,376)	(1,926)
Stock-based compensation, net of capitalization	4,668	5,950	11,572
Equity in (income) loss of investments in real estate partnerships	26,373	(5,292)	(18,093)
Net gain on sale of properties	(25,192)	(37,843)	(79,627)
Provision for doubtful accounts	9,078	1,197	—
Provision for impairment	104,402	34,855	—
Early extinguishment of debt	2,784	—	—
Distribution of earnings from operations of investments in real estate partnerships	31,252	30,730	30,547
Settlement of derivative instruments	(19,953)	—	—
Loss on derivative instruments	3,294	—	—
Changes in assets and liabilities:
Accounts receivable	(2,995)	(6,621)	(5,665)
Straight-line rent receivables, net	(3,959)	(3,709)	(4,375)
Other receivables	19,700	(19,700)	—
Deferred leasing costs	(9,799)	(6,734)	(8,126)
Other assets	(16,493)	(12,839)	(15,861)
Accounts payable and other liabilities	(18,035)	(12,423)	2,101
Tenants’ security and escrow deposits	(454)	320	847

Net cash provided by operating activities	193,862	219,169	218,167

Cash flows from investing activities:
Acquisition of operating real estate	—	—	(63,117)
Development of real estate including acquisition of land	(142,989)	(388,783)	(619,282)
Proceeds from sale of real estate investments	180,307	274,417	270,981
Collection of notes receivable	13,572	28,287	545
Investments in real estate partnerships	(28,709)	(48,619)	(42,660)
Distributions received from investments in real estate partnerships	23,548	28,923	41,372

Net cash provided by (used in) investing activities	45,729	(105,775)	(412,161)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of common stock issued by Parent Company	345,800	1,020	2,383
Distributions to limited partners in consolidated partnerships, net	(872)	(14,134)	(4,632)
Distributions paid to preferred unit holders	(159,670)	(199,528)	(180,897)
Cash distributions to partners	(23,400)	(23,400)	(23,400)
Repayment of fixed rate unsecured notes	(116,053)	—	—
Proceeds from issuance of fixed rate unsecured notes, net	—	—	398,108
(Repayment of) proceeds from unsecured credit facilities	(297,667)	89,667	87,000
Proceeds from notes payable	106,992	62,500	—
Repayment of notes payable	(8,056)	(19,932)	(89,719)
Scheduled principal payments	(5,214)	(4,806)	(4,545)
Payment of loan costs	(1,195)	(1,916)	(5,682)
Payment of premium on tender offer	(2,312)	—	—

Net cash provided by (used in) financing activities	(161,647)	(110,529)	178,616

Net increase (decrease) in cash and cash equivalents	77,944	2,865	(15,378)

Cash and cash equivalents at beginning of the year	21,533	18,668	34,046

Cash and cash equivalents at end of the year	$99,477	21,533	18,668

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $19,062 $36,510 and $35,424 in 2009, 2008, and 2007, respectively)	$112,730	94,632	82,833

Supplemental disclosure of non-cash transactions:

Parent common stock issued for partnership units exchanged	$—	232	8,607

Real estate received through distribution in kind	$100,717	—	—

Mortgage loans assumed through distribution in kind	$70,541	—	—

Security deposits received through distribution in kind	$265	—	—

Mortgage loans assumed for the acquisition of real estate	$—	—	42,272

Real estate contributed for investments in real estate partnerships	$26,410	6,825	11,007

Notes receivable taken in connection with sales of properties in development	$11,413	16,294	25,099

Change in fair value of derivative instruments	$55,328	(73,855)	(6,905)

Common stock issued by Parent Company for dividend reinvestment plan	$3,219	4,470	4,070

Stock-based compensation capitalized	$1,574	3,606	7,565

Contributions from limited partners in consolidated partnerships, net	$4,188	3,020	4,237

See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2009

1. Summary of Significant Accounting Policies

(a) Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At December 31, 2009, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 216 retail shopping centers and held partial interests in an additional 184 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).

Estimates, Risks, and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, accounts receivable, net, and derivative instruments. Each of these items could be significantly affected by the continued weak economy.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, its wholly-owned subsidiaries, and consolidated partnerships in which the Company has a controlling ownership interest. All significant inter-company balances and transactions are eliminated in the consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding and three series of preferred stock outstanding (“Series 3, 4, and 5 Preferred Stock”). The dividends on the Series 3, 4, and 5 Preferred Stock are cumulative and payable in arrears on the last day of each calendar quarter. The Parent Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership that entitle the Parent Company to income and distributions from the Operating Partnership in amounts equal to the dividends paid on the Parent Company’s Series 3, 4, and 5 Preferred Stock.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At December 31, 2009, the Parent Company owned approximately 99% or 81,539,296 of the total 82,007,507 Partnership Units outstanding.

Net income and distributions of the Operating Partnership are allocable first to the Preferred Units and the remaining amounts to the general and limited common Partnership Units in accordance with their ownership percentages. The Series 3, 4, and 5 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.

Investments in Real Estate Partnerships

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The Company has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities. Further, the joint venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company, through the Operating Partnership, also became the managing member, responsible for the day-to-day operations of the real estate partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each real estate partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Noncontrolling Interests

The Company consolidates all entities in which it has a controlling financial interest. A controlling financial interest is typically attributable to the entity with a majority voting interest. Noncontrolling interest is the portion of equity not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity or capital, but separately from stockholders’ equity or partners’ capital. On the consolidated statements of operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are clearly identified on the accompanying Consolidated Statements of Operations.

Noncontrolling Interests of the Parent Company

The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the Parent Company: the preferred units in the Operating Partnership held by third parties (“Series D preferred units”), the limited Partnership Units in the Operating Partnership held by third parties (“Exchangeable operating partnership units”), and the minority-owned interest held by third parties in consolidated partnerships (“Limited partners’ interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company’s stockholders’ equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company.

In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Parent Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to Preferred Units and exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered preferred or common stock. Each outstanding Preferred Unit and exchangeable operating partnership unit is exchangeable for one share of preferred stock or common stock, respectively, and the unit holder cannot require redemption in cash or other assets. Limited partners’ interests in consolidated partnerships are not redeemable by the holders. The Parent Company’s only asset is its investment in the Operating Partnership, and therefore settlement in shares would not be a surrender of assets, but a contra-equity. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss).

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that Limited partners’ interest in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners’ capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Changes in Capital and Comprehensive Income (Loss) of the Operating Partnership.

(b) Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During 2009, the Company experienced a significant increase in tenant defaults, as well as, deterioration in tenant receivable collection rates, as compared to historical collection rates. As a result, the Company increased its allowance for doubtful accounts to fully reserve for these specifically identified tenant defaults and adjusted the collectibility rates used to estimate the allowance to reflect such deterioration in collection rates. During the years ended December 31, 2009 and 2008, the Company recorded provisions for doubtful accounts of $9.1 million and $1.2 million, respectively, of which approximately $287,000 and $41,000, respectively, is included in discontinued operations.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2009 and 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Tenant receivables	$22,395	20,942
CAM and tax reimbursements	15,099	15,697
Other receivables	9,944	11,699
Less: allowance for doubtful accounts	6,567	1,837

Total	$40,871	46,501

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of minimum rent. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

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

The Company sells shopping center properties to joint ventures in exchange for cash equal to the fair value of the ownership interest of its partners. The Company accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain real estate partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these real estate partnerships are not classified as discontinued operations because the Company continues to partially own and manage these shopping centers.

As of December 31, 2009, four of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

The Company has concluded that these DIK dissolution provisions constitute in-substance call/put options and represent a form of continuing involvement with respect to property that the Company has sold to these real estate partnerships, limiting the Company’s recognition of gain related to the partial sale. This more restrictive method of gain recognition (“Restricted Gain Method”) considers the Company’s potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. The Company has applied the Restricted Gain Method to partial sales of property to real estate partnerships that contain unilateral DIK provisions.

Profit shall be recognized under a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. The Company has concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, the Company considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Company performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equal to its capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties in a DIK liquidation that would otherwise have generated the highest gain to the Company when originally sold to the DIK-JV. The deferred gain recorded upon the sale of a property to a DIK-JV is calculated whenever a property is sold to the DIK-JV by the Company. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company’s investment in the DIK-JV on the date of dissolution, reduced by the deferred gain.

The Company has been engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures’ shopping centers. The Company also receives transaction fees, as contractually agreed upon with a joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured.

(c) Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy. In summary, a project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs are no longer capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based on applying the Company’s weighted average borrowing rate to that portion of the actual development costs expended. The Company ceases interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

The following table represents the components of properties in development as of December 31, 2009 and 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Construction in process	$127,376	338,606
Construction complete and in lease-up	673,052	548,132
Land held for future development	119,999	192,147

Total	$920,427	1,078,885

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At December 31, 2009 and 2008, the Company capitalized pre-development costs of approximately $816,000 and $7.7 million, respectively, of which approximately $325,000 and $2.3 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2009, 2008, and 2007, the Company expensed pre-development costs of $3.8 million, $15.5 million, and $5.3 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

The Company classifies an operating property or a property in development as held-for-sale when the Company determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth above. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held-for-sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held-for-sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented.

When the Company sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations of the property are eliminated from ongoing operations and classified in discontinued operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of the property as discontinued operations. When the Company sells an operating property to a joint venture or to a third party, and will continue to manage the property, the operations and gain on sale are included in income from continuing operations.

The Company reviews its real estate portfolio including the properties owned through real estate partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For properties to be “held and used” for long term investment, the Company estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Company determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held-for-sale”, the Company estimates current resale values through appraisal information and other market data, less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy for those markets in which the Company operates, the Company’s estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in the Company’s strategy for a specific property which the Company owns directly or through real estate partnerships, a property previously classified as held and used is changed to held-for-sale, or if its estimated holding period changes, such change could cause the Company to determine that the property is impaired and a provision for impairment would be recorded by the Company either directly or through a reduction of the Company’s equity in income (loss) of investments in real estate partnerships. During the years ended December 31, 2009 and 2008, the Company established a provision for impairment of $104.4 million and $34.9 million, respectively, of which $6.9 million and $3.4 million, respectively, is included in discontinued operations. See Note 10 for further discussion.

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. To evaluate the Company’s investment in real estate partnerships, the Company calculates the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. During the year ended December 31, 2008, the Company established a $6.0 million provision for impairment on two investments in real estate partnerships as a result of this evaluation.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(d) Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2009 and 2008, $3.6 million and $8.7 million, respectively, of cash was restricted through escrow agreements required for a development and certain mortgage loans.

(e) Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. During the years ended December 31, 2009 and 2008, the Company recorded a provision for impairment of approximately $465,000 and $1.1 million, respectively. See Notes 5 for further discussion.

(f) Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $49.9 million and $46.8 million at December 31, 2009 and 2008, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $8.5 million and $10.7 million at December 31, 2009 and 2008, respectively.

(g) Derivative Financial Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value is recognized in the income statement as a loss on derivative instruments. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

In assessing the valuation of the hedges, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

The settlement of swap terminations are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

(h) Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership’s taxable income or loss is reported by its partners, of which the Parent Company as general partner and 99% owner, is allocated its pro-rata share of tax attributes.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Deferred tax assets are evaluated to determine if a valuation

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

allowance is required and if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized, the Company records a valuation allowance.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the operating properties, as well as other timing differences. See Note 7 for further discussion.

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(i) Earnings per Share and Unit

Basic earnings per share of common stock and unit are computed based upon the weighted average number of common shares and units, respectively, outstanding during the period. Diluted earnings per share and unit reflect the conversion of obligations and the assumed exercises of securities including the effects of shares issuable under the Company’s share-based payment arrangements, if dilutive. Dividends paid on the Company’s share-based payment transactions are not participating securities as they are forfeitable. See Note 13 for the calculation of earnings per share (“EPS”) and earnings per unit (“EPU”).

(j) Treasury Stock

Repurchases of the Parent Company’s common stock are recorded at cost and are reflected as treasury stock in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Changes in Capital and Comprehensive Income (Loss) of the Operating Partnership. Concurrent with stock repurchases by the Parent Company, the Operating Partnership repurchases the same amount of Partnership Units from the Parent Company.

In December 2009, the Company cancelled all 5,661,520 shares classified as treasury shares. As a result, additional paid-in capital was reduced by the amount in excess of the stated value.

k) Stock-Based Compensation

The Company grants stock-based compensation to its employees and directors. When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contribute to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company’s Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company’s ownership in the Operating Partnership will increase

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership accounts for stock-based compensation in the same manner as the Parent Company.

The Company recognizes stock-based compensation based on the grant-date fair value of the award and the cost of the stock-based compensation is expensed over the vesting period. See Note 12 for further discussion.

(l) Segment Reporting

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

The Company’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Company reviews operating and financial data for each property on an individual basis; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.

(m) Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for the fair value of noncontrolling interests in consolidated entities with specified termination dates in accordance with FASB ASC Topic 480. See Note 10 for further discussion.

(n) Assets and Liabilities Measured at Fair Value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from independent sources (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the Company’s own assumptions about market participant assumptions

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(o) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Subtopic 820-10 and requires new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements for the level of disaggregation for each class of assets and liabilities and for the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this ASU on December 31, 2009.

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010 and early application is not permitted. The Company has evaluated the adoption of this ASU and it will not have an effect on its results of operations or financial position, as the Company does not currently have any variable interests that it believes would require consolidation.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(p) Reclassifications

Certain reclassifications have been made to the 2008 and 2007 amounts to conform to classifications adopted in 2009.

2. Real Estate Investments

During 2009 and 2008, the Company did not have any acquisition activity, other than through its investments in real estate partnerships.

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

During the year ended December 31, 2009, the Company sold 100% of its ownership interest in one operating property and four properties in development for proceeds of $73.0 million, net of notes receivable taken by the Company of $20.4 million of which $8.9 million was subsequently paid in full in May 2009. The combined operating income and gain on the sale of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $8.7 million, $16.4 million, and $19.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS. During 2009, approximately $2.1 million of income tax benefit was allocated to operating income (loss) from discontinued operations. During 2007, approximately $85,000 of income tax expense was allocated to operating income (loss) from discontinued operations and $1.9 million of income taxes was allocated to gain on sale of operating properties and properties in development.

4. Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $326.2 million and $383.4 million at December 31, 2009 and 2008, respectively. Net income or loss from these real estate partnerships, which includes all operating results (including impairments) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference between the carrying amount of these investments and the underlying equity in net assets was $43.8 million and $77.3 million at December 31, 2009 and 2008, respectively. For non-DIK-JV’s, the net difference is accreted to income and recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, whereas for DIK-JV’s, the net difference is recognized at liquidation.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Cash distribution of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows.

Investments in real estate partnerships are primarily composed of real estate partnerships where the Company invests with four co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, leasing, investment, and financing services of $29.1 million, $31.6 million, and $28.3 million and transaction fees of $7.8 million, $23.7 million, and $4.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Investments in real estate partnerships as of December 31, 2009 and 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	11,137
Macquarie CountryWide Direct (MCWR I) (1)	—	—	3,760
Macquarie CountryWide-Regency II (MCWR II) (2)	25.00%	154,350	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	351	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	24,374	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	28,347	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,202	12,858
Cameron Village LLC (Cameron)	30.00%	18,285	19,479
RegCal, LLC (RegCal)	25.00%	12,863	13,766
Regency Retail Partners (the Fund)	20.00%	22,114	23,838
US Regency Retail I, LLC (USAA)	20.01%	5,111	—
Other investments in real estate partnerships	50.00%	49,215	48,717

Total		$326,212	383,408

(1)	At December 31, 2008, the Company’s ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was completed in 2009.
(2)	At December 31, 2008, the Company’s ownership interest in MCWR II was 24.95%.

Investments in real estate partnerships are reported net of deferred gains of $52.0 million and $88.3 million at December 31, 2009 and 2008, respectively. Cumulative deferred gain amounts related to each real estate partnership are described below.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three real estate partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in these three real estate partnerships totals $57.8 million and represents 1.5% of the Company’s total assets at December 31, 2009. At December 31, 2009,

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

the OPERF joint ventures had total assets of $743.3 million and net income of $5.4 million for the year ended and the Company’s share of its total assets and net income was $160.5 million and approximately $506,000, respectively.

As of December 31, 2009, Columbia I owned 14 shopping centers, had total assets of $320.4 million, and net income of $6.7 million for the year ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia I. During 2009, the Company did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gain of $4.3 million. In December 2008, the Company earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s outperformance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a cumulative hurdle rate as outlined in the partnership agreement which was reflected in other receivables as of December 31, 2008. The Company collected the receivable in full in April 2009.

As of December 31, 2009, Columbia II owned 16 shopping centers, had total assets of $313.3 million and net income of approximately $159,000 for the year ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia II. During 2009, the Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of December 31, 2009, Cameron owned one shopping center, had total assets of $109.6 million and a net loss of $1.4 million for the year ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to Cameron.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of December 31, 2009, RegCal owned seven shopping centers, had total assets of $155.1 million, and net income of approximately $493,000 for the year ended and the Company’s share of its total assets and net income was $38.8 million and approximately $123,000, respectively. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to RegCal. During 2009, the Company did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

The Company co-invests with Macquarie CountryWide Trust of Australia (“MCW”) as the only other partner in three real estate partnerships, one in which the Company had an ownership interest of 25% (“MCWR I”) which was liquidated during 2009 as discussed below, one in which the Company has an ownership interest of 24.95% (““MCWR III”), and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with MCW totals $24.7 million and represents less than 1% of the Company’s total assets at December 31, 2009.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. During 2009, the Company completed the liquidation of the partnership through a DIK, which provided for distribution of the properties to each partner under an alternating selection process, in proportion to the value of each partner’s respective capital account in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million, net of debt, based on third party appraisals. As a result of the liquidation, MCW received 34 properties and the Company received six properties through the DIK. The six properties the Company received had a fair value of $131.9 million, net of debt, which represents a return of the Company’s investment and a $13.1 million promote, which was not recognized in net income in accordance with the Restricted Gain Method. Consistent with the Restricted Gain Method, the properties that the Company received in liquidation were recorded at the net carrying value of its investment of $29.9 million, which is net of deferred gain previously recorded of $40.8 million. As a result, no gain or loss was recognized on the dissolution. MCWR I had net income of $4.8 million for the year ended and the Company’s share was $1.2 million. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of December 31, 2009, MCWR III owned four shopping centers, had total assets of $65.1 million, and a net loss of approximately $436,000 for the year ended and the Company’s share of its total assets and net loss was $16.2 million and net income of approximately $150,000, respectively, which includes the Company’s share of the net loss offset by the accretion of the basis difference. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR III on or after January 1, 2010. Accordingly, the Company will recognize gains on such future sales only when such gains exceed amounts required to be deferred under the Restricted Gain Method. During 2009, the Company did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of December 31, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $382.1 million, and recorded a net loss of $5.3 million for the year ended and the Company’s share of its total assets and net loss was $62.5 million and approximately $883,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to the real estate partnership.

The Company co-invests with MCW and Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 25% (“MCWR II”). The Company’s investment in MCWR II totals $154.4 million and represents 3.9% of the Company’s total assets at December 31, 2009.

On July 17, 2009, the Company announced that MCW had agreed to sell 60% of its partnership interest in MCWR II to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, the Company acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of MCWR II. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased the Company’s ownership in MCWR II to 25% from 24.95%. At the initial

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

closing the Company received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. At the second closing, GRI will acquire from MCW, an incremental 15% interest increasing its total ownership in MCWR II to 60%. The Company expects this to occur once the existing mortgage lenders consent to the transaction or MCW prepays the mortgage loans. The Company will retain asset management, property management, and leasing responsibilities. The Company will receive an additional disposition fee equal to 1% of gross sales price paid by GRI at future closings. As part of the agreement, the Company negotiated two separate options to acquire additional interests in the partnership at a 7.7% discount. If both options were exercised, Regency would acquire MCW’s then remaining 15% interest in MCWR II, increasing Regency’s total ownership to 40%. In November 2009, the Company exercised its two options to acquire the additional 15% interest in MCWR II. Closing is contingent upon obtaining lender consents and is expected in early 2010. The Company funded the purchase price of $16.0 million on December 23, 2009, which will be held in escrow until closing, and the deposit is recorded in other assets in the accompanying Consolidated Balance Sheets.

As of December 31, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and a net loss of $112.4 million for the year ended and the Company’s share of its total assets and net loss was $550.8 million and $28.3 million, respectively. The net loss was primarily related to the provision for impairment recorded during 2009 as a result of MCW’s decision to sell its interest in MCWR II which resulted in a change in holding period for certain properties. As part of the sales negotiation, the joint venture identified 14 properties that it would target for sale over the next three years. These properties were previously expected to be held and used long term and this change in the holding period resulted in a provision for impairment of $104.4 million. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method if properties are sold to MCWR II on or after January 1, 2010. Accordingly, the Company will recognize gains on such future sales only when such gains exceed amounts required to be deferred under the Restricted Gain Method. During 2009, the Company did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, the Company has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of December 31, 2009, the Fund owned nine shopping centers, had total assets of $367.4 million, and recorded a net loss of $3.4 million for the year ended and the Company’s share of its total assets and net loss was $73.4 million and approximately $464,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2009, the Company did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gain of $17.9 million.

On October 27, 2009 the Company finalized the formation of a new real estate partnership, US Regency Retail I, LLC, with United Services Automobile Association (the “USAA partnership”) in which the Company has an ownership interest of 20.01%, and sold seven shopping centers to the real estate partnership. One additional property was sold to the USAA partnership on November 3, 2009. The eight properties were sold for $133.9 million and net proceeds to the Company from the sale were $103.3 million. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company applied the Restricted

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Gain Method to determine the amount of gain recognized. The Company recognized gain of $19.1 million and deferred gain of $8.1 million on partial sales to the USAA partnership.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	December 30, 2009	December 31, 2008
Investment in real estate, net	$3,900,277	4,518,783
Acquired lease intangible assets, net	147,151	186,141
Other assets	137,753	157,806

Total assets	$4,185,181	4,862,730

Notes payable	$2,477,928	2,792,450
Acquired lease intangible liabilities, net	87,009	97,146
Other liabilities	80,011	83,814
Members’ or Partners’ capital	1,540,233	1,889,320

Total liabilities and capital	$4,185,181	4,862,730

Investments in real estate partnerships had notes payable of $2.5 billion and $2.8 billion as of December 31, 2009 and 2008, respectively, and the Company’s proportionate share of these loans was $585.5 million and $664.1 million, respectively. The Company does not guarantee these loans with the exception of an $8.5 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner.

As of December 31, 2009, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$3,642	613,310	26,858	643,810	160,173
2011	3,578	448,787	—	452,365	112,037
2012	4,396	244,418	—	248,814	61,551
2013	4,226	32,447	—	36,673	8,982
2014	4,213	77,290	—	81,503	21,540
Beyond 5 Years	25,555	983,875	—	1,009,430	220,159
Unamortized debt premiums, net	—	5,333	—	5,333	1,030

Total	$45,610	2,405,460	26,858	2,477,928	585,472

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Total revenues	$434,050	491,246	453,580

Operating expenses:
Depreciation and amortization	160,484	182,844	176,597
Operating and maintenance	63,855	70,158	64,917
General and administrative	8,247	8,860	9,589
Real estate taxes	59,339	63,393	53,845
Provision for doubtful accounts	10,062	2,765	1,512
Other expenses	2,098	658	304

Total operating expenses	304,085	328,678	306,764

Other expense (income):
Interest expense, net	137,794	146,765	135,760
Gain on sale of real estate	(6,141)	(14,461)	(38,165)
Provision for impairment	104,416	—	—
Other income	72	139	138

Total other expense (income)	236,141	132,443	97,733

Net income (loss)	$(106,176)	30,125	49,083

5. Notes Receivable

The Company had notes receivable outstanding of $37.8 million and $31.4 million at December 31, 2009 and 2008, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through January 2019. During the years ended December 31, 2009 and 2008, impairment losses of approximately $465,000 related to an $879,000 note receivable and $1.1 million related to a $3.6 million note receivable, respectively, were recorded in provision for impairment in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2009 and 2008, the Company recorded approximately $50,000 and $417,000 in interest income related to these impaired loans of which $296,000 was recognized on a cash basis during the year ended December 31, 2008.

On December 18, 2009, the Company provided a $11.4 million note receivable maturing in January 2019 with a fixed interest rate of 7% in connection with a property sale to a third party. On February 20, 2009, the Company received a repayment of a $3.2 million note receivable originally maturing in December 2010.

6. Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $10.0 million and $12.9 million at December 31, 2009 and 2008, respectively, of which $9.7 million and $12.5 million, respectively relates to in-place leases. These in-place leases had a remaining weighted

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

average amortization period of 5.6 years and the aggregate amortization expense recorded for these in-place leases was approximately $2.7 million, $4.2 million, and $4.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $341,000 and $442,000 at December 31, 2009 and 2008, respectively. The remaining weighted average amortization period was 3.4 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $102,000, $113,000, and $115,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company had acquired lease intangible liabilities, net of accretion, of $5.9 million and $7.9 million as of December 31, 2009 and 2008, respectively. The remaining weighted average accretion period is 4.0 years and the aggregate amount recorded as an increase to minimum rent for these below-market rents was approximately $1.9 million, $2.5 million, and $2.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent, Net
2010	$2,100	752
2011	1,614	676
2012	1,203	607
2013	1,049	598
2014	851	581

7. Income Taxes

The net book basis of the Company’s real estate assets exceeds the tax basis by approximately $78.7 million and $97.5 million at December 31, 2009 and 2008, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of dividends paid during the respective years:

	2009	2008	2007
Dividend per share	$2.11	2.90	2.64
Ordinary income	54%	73%	85%
Capital gain	14%	22%	15%
Return of capital	32%	5%	—

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Income tax (benefit) expense:
Current	$4,692	88	5,669
Deferred	(4,894)	(1,688)	530

Total income tax (benefit) expense	$(202)	(1,600)	6,199

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Income tax expense (benefit) from:
Continuing operations	$1,883	(1,600)	4,197
Discontinued operations	(2,085)	—	2,002

Total income tax expense (benefit)	$(202)	(1,600)	6,199

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG for the years ended December 31, 2009, 2008, and 2007, respectively as follows (in thousands):

	2009	2008	2007
Computed expected tax expense (benefit)	$(4,791)	(2,324)	3,974
Increase in income tax resulting from state taxes	(558)	(197)	443
Provision for valuation allowance	4,755	—	—
All other items	392	921	1,782

Total income tax expense (benefit)	$(202)	(1,600)	6,199

All other items principally represent the tax effect of gains associated with the sale of properties to joint ventures. Included in the income tax expense (benefit) disclosed above, the Company has approximately $600,000 of state income tax expense at the Operating Partnership for the Texas Gross Margin Tax recorded in other expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007.

To the extent of any taxable losses of the TRS, RRG could elect to carryback the loss up to five years under the Worker, Homeownership, and Business Assistance Act of 2009.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The following table represents the Company’s net deferred tax assets as of December 31, 2009 and 2008 recorded in other assets in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Deferred tax assets	$19,802	17,887
Deferred tax liabilities	(1,057)	(825)
Provision for valuation allowance	(4,755)	—

Total	$13,990	17,062

During 2009, a valuation allowance of $4.8 million was established representing 100% of the disallowed interest, under Section 163(j) of the Code, included in the deferred tax assets. It was determined to be more likely than not that it will not be realized. Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income or loss between U.S. GAAP and tax basis of accounting. Excluding the provision for valuation allowance, significant portions of the deferred tax assets and deferred tax liabilities include a $5.6 million deferred tax asset for capitalized costs under Section 263A of the Code, an $8.0 million deferred tax asset related to the provision for impairment, and approximately $811,000 deferred tax liability for other differences.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740. Under FASB ASC Topic 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2006 and forward for the Company and federal returns are open from 2008 and forward for the TRS.

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of RRG’s U.S. income tax returns for 2006 and 2007 which was completed in June 2009. The IRS did not propose any adjustments to the open tax years under audit.

8. Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 10% of the secured debt of the Operating Partnership.

Secured debt

On October 23, 2009, the Company closed on an amendment of its only variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points originally maturing on October 1, 2009 extending the loan maturity to October 1, 2014 with an interest rate equal to LIBOR plus 380 basis points.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

On September 3, 2009, the Company closed on a $10.7 million two-year construction loan for a development project with an interest rate of LIBOR plus 300 basis points. The balance was approximately $992,000 at December 31, 2009.

On July 1, 2009, the Company closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

In conjunction with properties distributed to the Company as part of the liquidation of MCWR I, the Company assumed four mortgage loans. In January 2009, the Company assumed two mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively, and in December 2009, the Company assumed two mortgage loans with carrying values of $4.5 million and $7.0 million maturing on May 1, 2010 with interest rates of 4.44%.

Unsecured debt

The Line commitment is currently $600.0 million under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension at the Company’s option. The Company has the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. In April, 2009, the Company paid down the Line balance to zero and there was no balance at December 31, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

During 2008, the Company entered into a $341.5 million, term loan facility (the “Term Facility”) under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. The Term Facility originally included a term loan of $227.7 million plus a $113.8 million revolving credit facility. In December 2009, the Company paid off the balance of the term loan and it is no longer available; however, the revolving credit facility remains available to the Company at its discretion. At December 31, 2009 and 2008, the balance on the Term Facility was zero and $227.7 million, respectively. At December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points as compared to LIBOR plus 90 basis points at December 31, 2008 and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. At December 31, 2008, the term loan had a variable interest rate of 3.30% or LIBOR plus 105 basis points.

On September 30, 2009 Standard and Poor’s Rating Services lowered the Company’s corporate credit rating and senior unsecured debt rating to BBB from BBB+ primarily related to the reduction in its fixed charge coverage ratio in 2009. As a result of this downgrade, the interest rate on the Line increased to LIBOR plus 55 basis points and the interest rate on the revolving portion of the Term Facility increased to LIBOR plus 100 basis points effective October 1, 2009.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), the Company currently has $713.8 million of total capacity and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2009, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 4.44% to 8.40% and average 6.63%. As of December 31, 2009, the Company had one variable rate mortgage loan in the amount of $4.6 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014. The Company has a variable rate construction loan in the amount of approximately $992,000 with an interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

On August 18, 2009, the Company completed a cash tender offer and purchased $19.5 million in principal of its $150.0 million 8.45% unsecured notes due September 1, 2010 and $46.5 million in principal of its $220.0 million 7.95% unsecured notes due January 15, 2011 (the “Notes”). The total consideration paid for the Notes was $69.5 million or $1,035 per $1,000 in principal, plus accrued interest. The payment was funded from available cash and the Company recorded a $2.8 million expense for loss on early extinguishment of debt in the accompanying Consolidated Statement of Operations.

The Company’s outstanding debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$398,820	235,150
Variable rate mortgage loans	5,596	5,130
Fixed rate unsecured loans	1,481,964	1,597,624

Total notes payable	1,886,380	1,837,904
Unsecured credit facilities	—	297,667

Total	$1,886,380	2,135,571

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

As of December 31, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$4,986	28,523	140,461	173,970
2011	4,837	12,268	193,486	210,591
2012	5,105	—	250,000	255,105
2013	4,979	16,348	—	21,327
2014	8,168	11,916	150,000	170,084
Beyond 5 Years	8,853	299,280	750,000	1,058,133
Unamortized debt discounts, net	—	(847)	(1,983)	(2,830)

Total	$36,928	367,488	1,481,964	1,886,380

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

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as loss on derivative instruments. During the year ended December 31, 2009, the Company had $3.3 million of hedge ineffectiveness recognized in earnings attributable to the Company’s revised assumptions of future debt issuances.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

On April 16, 2009, the Company paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, the Company closed on mortgage loans of $106.0 million secured by eight properties with a fixed interest rate of 7.75% and a ten-year term. The $20.0 million loss realized from the swap settlement began amortization over a ten year period in July 2009; therefore, the effective interest rate on these mortgage loans is 9.63%.

Realized losses associated with the interest rate swaps settled in 2004, 2005, and 2009 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive loss in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and the accompanying Consolidated Statements of Changes in Capital and Comprehensive Income (Loss) of the Operating Partnership. Unrealized gains or losses will not be amortized until such time that the probable debt issuances are completed as long as the interest rate swaps continue to qualify for hedge accounting.

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	December 31,				December 31,
	2009	2008	2007		2009	2008	2007
Interest rate products	$(17,672)	1,306	1,306	Interest expense	$2,305	1,306	1,306

The unamortized balance of the settled interest rate swaps at December 31, 2009 and 2008 was $25.4 million and $7.8 million, respectively.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$100,000	5.415%	09/15/20	$(8,805)
90,700	5.399%	01/15/20	(10,802)
100,000	5.415%	09/15/20	(8,756)

$290,700			$(28,363)

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2009 and 2008 (in thousands):

Liability Derivatives
2009		2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$(28,363)	Derivative instruments	$(83,691)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For $90.7 million of the remaining Swaps, the Company continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, the Company continues to expect to issue new debt for a term of 7 to 12 years during the period between March 31, 2010 and March 31, 2011. The Company continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Company’s current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Company expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new loans are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issued above that of maturing debt would result in additional annual interest expense of $3.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the respective interest rate swaps.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

As of December 31, 2009 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains
Derivative instruments	$(28,363)	—	(29,040)	677	55,328

Changes in Level 3 inputs are not considered significant enough to warrant reconciliation for the year ended December 31, 2009.

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the years ended December 31, 2009 and 2008 the Company established provisions for impairment as follows:

	2009	2008
Land held for future development or sale	$93,710	7,216
Operating and development properties	10,227	20,527

Total	$103,937	27,743

The principal triggering event that led to the impairment charges during 2009 related to a prospective anchor tenant for several development sites that expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, the Company reevaluated its development plans incorporating revisions to its assumptions such as declines in lease up periods, lower rental rates, rising vacancies, and higher capitalization rates. The Company also reduced its overall probability of future development at some of the sites as well as its estimated holding period and corresponding future cash flows on several operating and development properties as a result of weaker operating environments in the markets in which these properties are located. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value, the Company reduces the holding period on properties held and used, or it decides to classify properties as held for sale where they were previously classified as held and used. See Note 1(c) for a discussion of the inputs used in determining the fair value of long-lived assets. The Company has determined that the inputs used to value its long-lived assets fall within Levels 2 and 3 of the fair value hierarchy.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded a provision for impairment during 2009. The assets measured at fair value on a nonrecurring basis are as follows:

	Fair Value Measurements Using:
Assets	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Long-lived assets held and used:
Land held for future development or sale	$76,879	—	19,796	57,083	(93,710)
Operating and development properties	49,222	—	27,955	21,267	(10,227)
Notes receivable	414	—	—	414	(465)

Total	$126,515	—	47,751	78,764	(104,402)

The following represent additional fair value disclosures for other assets and liabilities that are included in the accompanying consolidated financial statements.

Notes Payable

The carrying value of the Company’s Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit markets, causing the fair value of such variable rate debt to be below its carrying value. The other variable rate loans approximate fair value as they were refinanced or entered into during 2009. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Company for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used by the Company, the fair value of notes payable and the Unsecured credit facilities was approximately $1.4 billion and $1.3 billion at December 31, 2009 and 2008.

Noncontrolling Interests of the Parent Company and Partners’ Capital

As of December 31, 2009 and 2008, the Operating Partnership had 468,211 limited Partnership Units outstanding. The limited Partnership Units are exchangeable for the Parent Company’s common stock. The redemption value of the limited Partnership Units are based on the closing market price of the Parent Company’s common stock, which was $35.06 and $46.70 per share as of December 31, 2009 and 2008, respectively, and the aggregate redemption value was $16.4 million and $21.9 million, respectively.

Noncontrolling Interests of the Parent Company and the Operating Partnership

At December 31, 2009, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.1 million and $9.5 million at December 31, 2009 and 2008, respectively. Their related carrying value was $6.6 million and $6.3 million as of December 31, 2009 and 2008, respectively, which is included within noncontrolling interests of Limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11. Equity and Capital

Equity of the Parent Company

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of December 31, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million shares of common stock at $30.75 per share which will result in net proceeds of $235.8 million, net of issuance costs. In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. The Company intends to use the proceeds it receives upon settlement of the forward sale agreements to repay maturing or outstanding debt balances. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously with the offering providing the Company with net proceeds of $35.4 million.

On April 24, 2009, the Parent Company completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The funds were used to pay off the balance of the Line, which had a balance of $180.0 million, and the remaining amount of approximately $130.0 million was deposited in the Company’s cash accounts and was used for general working capital needs including repayment of maturing debt, capital calls from real estate partnerships to the extent required based on the Company’s respective ownership interest in such real estate partnership, and costs to complete in-process development projects.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Treasury Stock

On December 31, 2009, the Parent Company cancelled the 5,661,520 treasury shares outstanding.

Noncontrolling Interest of Preferred Units

At December 31, 2009 and 2008, the face value of the Series D preferred units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000 which will be expensed if redeemed in the future.

Terms and conditions for the Series D preferred units outstanding as of December 31, 2009 and 2008 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/14

The Series D preferred units, which could be called by the Operating Partnership at par beginning September 29, 2009, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Series D preferred units may be exchanged by the holder for cumulative redeemable preferred stock of the Parent Company at an exchange rate of one unit for one share. The Series D preferred units and the related preferred stock are not convertible into common stock of the Parent Company.

Noncontrolling Interest of Exchangeable Operating Partnership Units

As of December 31, 2009 and 2008, the Operating Partnership had 468,211 limited Partnership Units outstanding. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At December 31, 2009 and 2008, the Company’s noncontrolling interest in these consolidated partnerships was $11.7 million and $8.0 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At December 31, 2009 and 2008, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000 that will be expensed if redeemed in the future. See above for further discussion.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of December 31, 2009, the Parent Company, as general partner, owned approximately 99% or 81,539,296 of the total 82,007,507 Partnership Units outstanding.

Limited Partners

As of December 31, 2009 and 2008, the Operating Partnership had 468,211 limited Partnership Units outstanding. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

12. Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	2009	2008	2007
Restricted stock	$5,227	8,193	17,725
Stock options	—	988	1,024
Directors’ fees paid in common stock	279	375	389

Total	$5,506	9,556	19,138

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. During 2009 and 2008, compensation expense declined as a result of the Company reducing estimated payout amounts related to incentive compensation tied directly to Company performance. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the years ended December 31, 2009, 2008, and 2007, compensation expense of approximately $1.6 million, $3.6 million, and $7.6 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company’s common stock or stock options. The plan permits the grant of any type of stock-based award but limits non-option awards to no more than 2.75 million shares. At December 31, 2009, there were approximately 2.4 million shares available for grant under the Plan either through options or

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

restricted stock. The Plan also limits outstanding awards to no more than 12% of the Parent Company’s outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the Parent Company’s stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised, if the existing options were exercised under specific criteria provided for in the Plan. In 2005 and 2007, the Parent Company acquired the “reload” rights of existing employees’ and directors’ stock options from the option holders, substantially canceling all of the “reload” rights on existing stock options in exchange for new options. These new stock options vest 25% per year and are expensed ratably over a four-year period beginning in year of grant. Options granted under the reload buy-out plan do not earn dividend equivalents.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued.

The following table reports stock option activity during the year ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2008	574,027	$51.24
Less: Exercised	9,032	30.28
Less: Forfeited	36,113	54.33
Less: Expired	75,419	48.25

Outstanding December 31, 2009	453,463	$51.90	4.5	(7,638)

Vested and expected to vest - December 31, 2009	453,463	$51.90	4.5	(7,638)

Exercisable December 31, 2009	449,094	$51.55	4.4	(7,404)

There were no stock options granted in 2009 or 2008. The weighted-average grant price for stock options granted during 2007 was $88.49. The total intrinsic value of options exercised

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

during the years ended December 31, 2009, 2008, and 2007 was approximately $19,000, $2.3 million, and $20.2 million, respectively. The Company received cash proceeds for stock option exercises of $1.0 million and $2.4 million during 2008 and 2007, respectively. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the year ended December 31, 2009:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	180,020	$6.04
Less: Forfeited	2,307	8.78
Less: 2009 Vesting	173,344	5.96

Non-vested at December 31, 2009	4,369	$8.78

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants can be categorized into three types: (i) 4-year vesting, (ii) performance-based vesting, and (iii) 8-year cliff vesting.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The following table reports non-vested restricted stock activity during the year ended December 31, 2009:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2008	508,773
Add: Granted	285,542		$38.91
Less: Vested and Distributed	253,723		$37.88
Less: Forfeited	172,930		$62.39

Non-vested at December 31, 2009	367,662	$12,890

The weighted-average grant price for restricted stock granted during the years 2009, 2008, and 2007 was $38.91, $63.76, and $84.52, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2009, 2008, and 2007 was $9.6 million, $12.3 million, and $29.7 million, respectively. As of December 31, 2009, there was 11.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in additional paid in capital of the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in General partner preferred and common units of the accompanying Consolidated Statements of Changes in Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $3,800 of their eligible compensation, is fully vested and funded as of December 31, 2009. Costs related to the matching portion of the plan were approximately $1.4 million, $1.5 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

13. Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively (in thousands except per share data):

	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$(38,639)	119,570	176,013
Discontinued operations	5,896	21,951	34,003

Net income (loss)	(32,743)	141,521	210,016
Less: Preferred stock dividends	19,675	19,675	19,675
Less: Noncontrolling interests	3,961	5,333	6,365

Net income (loss) attributable to common stockholders	(56,379)	116,513	183,976
Less: Dividends paid on unvested restricted stock	488	733	842

Net income (loss) attributable to common stockholders - basic	(56,867)	115,780	183,134
Add: Dividends paid on Treasury Method restricted stock	—	—	49

Net income (loss) attributable to common stockholders - diluted	$(56,867)	115,780	183,183

Denominator:
Weighted average common shares outstanding for basic EPS	76,829	69,578	68,954
Incremental shares to be issued under common stock options	—	84	244
Incremental shares to be issued under Forward Equity Offering	67	—	—

Weighted average common shares outstanding for diluted EPS	76,896	69,662	69,198

Income (loss) per common share – basic
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common stockholders per share	$(0.74)	1.66	2.65

Income (loss) per common share – diluted
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common stockholders per share	$(0.74)	1.66	2.65

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the years ended December 31, 2009, 2008, and 2007, respectively (in thousands except per unit data):

	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$(38,639)	119,570	176,013
Discontinued operations	5,896	21,951	34,003

Net income (loss)	(32,743)	141,521	210,016
Less: Preferred unit distributions	23,400	23,400	23,400
Less: Noncontrolling interests	452	701	990

Net income (loss) attributable to common unit holders	(56,595)	117,420	185,626
Less: Dividends paid on unvested restricted stock	488	733	842

Net income (loss) attributable to common unit holders - basic	$(57,083)	116,687	184,784
Add: Dividends paid on Treasury Method restricted stock	—	—	49

Net income (loss) attributable to common unit holders - diluted	$(57,083)	116,687	184,833

Denominator:
Weighted average common units outstanding for basic EPU	77,297	70,048	69,540
Incremental units to be issued under common stock options	—	84	244
Incremental units to be issued under Forward Equity Offering	67	—	—

Weighted average common units outstanding for diluted EPU	77,364	70,132	69,784

Income (loss) from continuing operations - basic
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common unit holders per unit	$(0.74)	1.66	2.65

Income (loss) from continuing operations - diluted
Continuing operations	$(0.82)	1.35	2.16
Discontinued operations	0.08	0.31	0.49

Net income (loss) attributable to common unit holders per unit	$(0.74)	1.66	2.65

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

14. Operating Leases

The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2084. Future minimum rents under non-cancelable operating leases as of December 31, 2009, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants’ sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2010	$320,361
2011	299,131
2012	255,441
2013	211,214
2014	174,950
Thereafter	1,046,337

Total	$2,307,434

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company’s annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2085 and in most cases provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2017 and in most cases provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. Operating lease expense, including capitalized ground lease payments on properties in development, was $7.9 million, $8.1 million, and $7.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2009 (in thousands):

Year Ending December 31,	Amount
2010	$7,098
2011	7,021
2012	6,823
2013	6,926
2014	5,990
Thereafter	118,588

Total	$152,446

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

15. Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property’s value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated maximum potential liability. If the Company is liable for remediation of environmental damage relating to properties previously disposed, the likelihood of a material unfavorable outcome of that contingency is remote, as a thorough environmental assessment is performed during the due diligence required by a sale of a property. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating these environmental obligations to be approximately $3.2 million, all of which has been reserved in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line discussed above up to an amount not to exceed $50.0 million that reduce the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2009 and 2008, the Company had $9.5 million and $16.2 million letters of credit outstanding, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

16. Reorganization and Restructuring Charges

During 2009 and 2008, the Company announced restructuring plans designed to align employee headcount with projected workload. During 2009, the Company severed 103 employees with no future service requirement and recorded restructuring charges of $7.5 million for employee severance benefits. During 2008, the Company severed 50 employees and recorded restructuring charges of $2.4 million for employee severance benefits. Restructuring charges are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. All severance payouts were completed by January 2010 and funded using cash from operations. The component charges of the restructuring program for the years ended December 31, 2009 and 2008 follows (in thousands):

	2009	2008
Severance	$5,966	2,086
Health insurance	1,092	150
Placement services	431	187

Total	$7,489	2,423

As of December 31, 2009 and 2008, the remaining accrued liabilities are as follows:

	2009	2008
Accrued Liabilities:
Compensation	$1,160	1,046
Insurance	—	150
Other	—	51

Total	$1,160	1,247

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

17. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth selected Quarterly Financial Data for the Company on a historical basis for each of the years ended December 31, 2009 and 2008 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:

Operating Data:
Revenues as originally reported	$120,159	116,461	133,742	121,625
Reclassified to discontinued operations	(445)	(1,167)	(1,143)	—

Adjusted Revenues	$119,714	115,294	132,599	121,625

Net income (loss) attributable to common stockholders	$19,563	(17,180)	(84,092)	25,329
Net income (loss) of limited partners	164	(92)	(462)	174

Net income (loss) attributable to common unit holders	$19,727	(17,272)	(84,554)	25,503

Net income (loss) attributable to common stock and unit holders per share:
Basic	$0.28	(0.23)	(1.05)	0.31

Diluted	$0.28	(0.23)	(1.05)	0.31

2008:

Operating Data:
Revenues as originally reported	$119,647	123,456	122,798	138,683
Reclassified to discontinued operations	(4,421)	(3,608)	(2,626)	1,966

Adjusted Revenues	$115,226	119,848	120,172	140,649

Net income (loss) attributable to common stockholders	$26,719	31,866	43,900	14,028
Net income (loss) of limited partners	213	245	328	121

Net income (loss) attributable to common unit holders	$26,932	32,111	44,228	14,149

Net income (loss) attributable to common stock and unit holders per share:
Basic	$0.38	0.45	0.63	0.20

Diluted	$0.38	0.45	0.63	0.20

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition(b)	Total Cost					Total Cost Net of Accumulated Depreciation
Shopping Centers(a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
4S Commons Town Center	30,760	35,830	(240)	30,812	35,538	—	66,350	5,835	60,515	62,500
Amerige Heights Town Center	10,109	11,288	—	10,109	11,288	—	21,397	443	20,954	17,000
Anastasia Plaza	9,065	—	—	9,065	—	—	9,065	—	9,065	4,480
Anthem Highlands Shopping Ctr	8,643	11,981	—	8,643	11,981	—	20,624	1,187	19,437	—
Anthem Marketplace	6,714	13,696	35	6,714	13,731	—	20,445	3,118	17,327	—
Ashburn Farm Market Center	9,835	4,812	9	9,835	4,821	—	14,656	2,122	12,534	—
Ashford Place	2,584	9,865	25	2,584	9,890	—	12,474	4,180	8,294	—
Atascocita Center	3,997	6,279	13	3,997	6,292	—	10,289	1,549	8,740	—
Augusta Center	5,142	2,720	(1,376)	3,740	2,746	—	6,486	330	6,156	—
Aventura Shopping Center	2,751	10,459	32	2,751	10,491	—	13,242	8,040	5,202	—
Beckett Commons	1,625	10,960	69	1,625	11,029	—	12,654	3,049	9,605	—
Belleview Square	8,132	9,756	58	8,132	9,814	—	17,946	2,502	15,444	8,373
Beneva Village Shops	2,484	10,162	281	2,484	10,443	—	12,927	3,289	9,638	—
Berkshire Commons	2,295	9,551	49	2,295	9,600	—	11,895	4,130	7,765	7,500
Bloomingdale Square	3,940	14,912	89	3,940	15,001	—	18,941	4,913	14,028	—
Boulevard Center	3,659	10,787	477	3,659	11,264	—	14,923	3,350	11,573	—
Boynton Lakes Plaza	2,628	11,236	185	2,628	11,421	—	14,049	3,764	10,285	—
Briarcliff La Vista	694	3,292	143	694	3,435	—	4,129	1,680	2,449	—
Briarcliff Village	4,597	24,836	292	4,597	25,128	—	29,725	10,782	18,943	—
Buckhead Court	1,417	7,432	82	1,417	7,514	—	8,931	3,451	5,480	—
Buckley Square	2,970	5,978	93	2,970	6,071	—	9,041	2,063	6,978	—
Cambridge Square	774	4,347	216	774	4,563	—	5,337	1,636	3,701	—
Carmel Commons	2,466	12,548	149	2,466	12,697	—	15,163	4,348	10,815	—
Carriage Gate	833	4,974	30	833	5,004	—	5,837	2,972	2,865	—
Chapel Hill Centre	3,932	3,897	2,317	4,062	6,084	—	10,146	437	9,709	—
Chasewood Plaza	4,612	20,829	24	4,612	20,853	—	25,465	9,939	15,526	—
Cherry Grove	3,533	15,862	145	3,533	16,007	—	19,540	4,944	14,596	—
Cheshire Station	9,896	8,344	26	9,896	8,370	—	18,266	4,324	13,942	—
Clayton Valley Shopping Center	24,189	35,422	854	24,465	36,000	—	60,465	6,729	53,736	—
Clovis Commons	11,100	32,692	98	11,100	32,790	—	43,890	3,721	40,169	—
Cochran'S Crossing	13,154	12,315	98	13,154	12,413	—	25,567	4,310	21,257	—
Cooper Street	2,079	10,682	13	2,079	10,695	—	12,774	3,130	9,644	—
Corkscrew Village	8,407	8,004	6	8,407	8,010	—	16,417	815	15,602	9,096
Corvallis Market Center	6,674	12,244	—	6,674	12,244	—	18,918	837	18,081	—
Costa Verde Center	12,740	26,868	111	12,740	26,979	—	39,719	9,027	30,692	—
Courtyard Shopping Center	5,867	4	3	5,867	7	—	5,874	—	5,874	—
Cromwell Square	1,772	6,944	7	1,772	6,951	—	8,723	2,935	5,788	—
Culpeper Colonnade	15,944	10,601	—	15,944	10,601	—	26,545	1,553	24,992	—
Delk Spectrum	2,985	12,001	21	2,985	12,022	—	15,007	3,819	11,188	—
Diablo Plaza	5,300	8,181	55	5,300	8,236	—	13,536	2,465	11,071	—
Dickson Tn	675	1,568	—	675	1,568	—	2,243	400	1,843	—
Dunwoody Village	3,342	15,934	334	3,342	16,268	—	19,610	6,746	12,864	—
East Pointe	1,730	7,189	3	1,730	7,192	—	8,922	2,667	6,255	—
East Port Plaza	3,257	10,051	348	3,257	10,399	—	13,656	2,825	10,831	—
East Towne Center	2,957	4,938	(113)	2,957	4,825	—	7,782	1,492	6,290	—
El Camino Shopping Center	7,600	11,538	11	7,600	11,549	—	19,149	3,493	15,656	—
El Cerrito Plaza	11,025	27,371	—	11,025	27,371	—	38,396	969	37,427	41,619
El Norte Pkwy Plaza	2,834	7,370	49	2,834	7,419	—	10,253	2,332	7,921	—
Encina Grande	5,040	11,572	32	5,040	11,604	—	16,644	3,473	13,171	—
Fairfax Shopping Center	15,239	11,367	(3,873)	13,311	9,422	—	22,733	1,757	20,976	—
Fenton Marketplace	2,298	8,510	7	2,298	8,517	—	10,815	2,136	8,679	—
Fleming Island	3,077	11,587	167	3,077	11,754	—	14,831	3,351	11,480	1,603
Fort Bend Center	2,594	3,175	(42)	2,552	3,175	—	5,727	1,534	4,193	—
Fortuna	2,025	—	—	2,025	—	—	2,025	—	2,025	—

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition(b)	Total Cost					Total Cost Net of Accumulated Depreciation
Shopping Centers(a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
Frankfort Crossing Shpg Ctr	7,417	8,065	235	7,418	8,299	—	15,717	3,070	12,647	—
French Valley Village Center	11,924	16,856	(33)	11,924	16,823	—	28,747	3,142	25,605	—
Friars Mission Center	6,660	28,021	135	6,660	28,156	—	34,816	7,712	27,104	704
Gardens Square	2,136	8,273	180	2,136	8,453	—	10,589	2,715	7,874	—
Garner Towne Square	5,591	21,866	75	5,591	21,941	—	27,532	6,284	21,248	—
Gateway 101	24,971	9,113	—	24,971	9,113	—	34,084	289	33,795	—
Gateway Shopping Center	52,665	7,134	29	52,665	7,163	—	59,828	4,301	55,527	19,296
Gelson'S Westlake Market Plaza	3,157	11,153	110	3,157	11,263	—	14,420	2,401	12,019	—
Glenwood Village	1,194	5,381	38	1,194	5,419	—	6,613	2,476	4,137	—
Greenwood Springs	2,720	3,059	(17)	2,665	3,097	—	5,762	656	5,106	—
Hancock	8,232	28,260	207	8,232	28,467	—	36,699	8,705	27,994	—
Harpeth Village Fieldstone	2,284	9,443	—	2,284	9,443	—	11,727	2,868	8,859	—
Heritage Land	12,390	—	—	12,390	—	—	12,390	—	12,390	—
Heritage Plaza	—	26,097	261	—	26,358	—	26,358	8,140	18,218	—
Hershey	7	808	—	7	808	—	815	186	629	—
Highland Crossroads	2,260	4,924	2,532	—	—	9,716	9,716	—	9,716	—
Hillcrest Village	1,600	1,909	—	1,600	1,909	—	3,509	537	2,972	—
Hinsdale	5,734	16,709	279	5,734	16,988	—	22,722	5,098	17,624	—
Horton'S Corner	3,137	2,779	60	3,137	2,839	—	5,976	189	5,787	—
Howell Mill Village	5,157	14,279	—	5,157	14,279	—	19,436	447	18,989	—
Hyde Park	9,809	39,905	349	9,809	40,254	—	50,063	13,545	36,518	—
Inglewood Plaza	1,300	2,159	28	1,300	2,187	—	3,487	671	2,816	—
Keller Town Center	2,294	12,841	24	2,294	12,865	—	15,159	3,600	11,559	—
Kings Crossing Sun City	515	1,246	(1)	514	1,246	—	1,760	55	1,705	—
Kroger New Albany Center	3,844	6,599	151	3,844	6,750	—	10,594	2,919	7,675	4,604
Kulpsville	5,518	3,756	—	5,518	3,756	—	9,274	39	9,235	—
Lake Pine Plaza	2,008	7,632	27	2,029	7,638	—	9,667	2,325	7,342	—
Lebanon/Legacy Center	3,913	7,874	237	3,913	8,111	—	12,024	2,828	9,196	—
Legacy West	1,770	—	(241)	1,529	—	—	1,529	—	1,529	—
Littleton Square	2,030	8,859	60	2,030	8,919	—	10,949	2,488	8,461	—
Lloyd King Center	1,779	10,060	56	1,779	10,116	—	11,895	3,015	8,880	—
Loehmanns Plaza	3,983	18,687	39	3,983	18,726	—	22,709	7,041	15,668	—
Loehmanns Plaza California	5,420	9,450	140	5,420	9,590	—	15,010	2,869	12,141	—
Loveland Shopping Center	157	—	—	157	—	—	157	—	157	—
Market At Opitz Crossing	9,902	9,248	20	9,902	9,268	—	19,170	3,153	16,017	11,517
Market At Preston Forest	4,400	11,445	573	4,400	12,018	—	16,418	3,141	13,277	—
Market At Round Rock	2,000	9,676	527	2,000	10,203	—	12,203	2,904	9,299	—
Marketplace At Briargate	1,706	4,885	47	1,727	4,911	—	6,638	602	6,036	—
Marketplace Shopping Center	1,287	5,509	—	1,287	5,509	—	6,796	2,111	4,685	—
Martin Downs Town Center	1,364	5,187	15	1,364	5,202	—	6,566	1,753	4,813	—
Martin Downs Village Center	2,438	9,142	223	2,438	9,365	—	11,803	5,104	6,699	—
Martin Downs Village Shoppes	817	4,965	29	817	4,994	—	5,811	2,253	3,558	—
Maxtown Road (Northgate)	1,769	6,652	6	1,769	6,658	—	8,427	2,135	6,292	—
Merrimack Shopping Center	285	—	—	285	—	—	285	—	285	—
Millhopper Shopping Center	1,073	5,358	—	1,073	5,358	—	6,431	3,818	2,613	—
Mockingbird Common	3,000	10,728	53	3,000	10,781	—	13,781	3,383	10,398	10,300
Monument Jackson Creek	2,999	6,765	12	2,999	6,777	—	9,776	2,790	6,986	—
Morningside Plaza	4,300	13,951	121	4,300	14,072	—	18,372	4,043	14,329	—
Murrayhill Marketplace	2,670	18,401	105	2,670	18,506	—	21,176	5,817	15,359	8,019
Naples Walk	18,173	13,554	(12)	18,173	13,542	—	31,715	1,304	30,411	17,251
Nashboro Village	1,824	7,678	—	1,824	7,678	—	9,502	2,094	7,408	—
Newberry Square	2,412	10,150	205	2,412	10,355	—	12,767	5,149	7,618	—
Newland Center	12,500	10,697	29	12,500	10,726	—	23,226	3,665	19,561	—
North Hills	4,900	19,774	196	4,900	19,970	—	24,870	5,479	19,391	—

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition(b)	Total Cost					Total Cost Net of Accumulated Depreciation
Shopping Centers(a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
Northgate Square	5,011	8,692	18	5,011	8,710	—	13,721	820	12,901	6,364
Northlake Village	2,662	11,284	67	2,662	11,351	—	14,013	2,989	11,024	—
Oakbrook Plaza	4,000	6,668	20	4,000	6,688	—	10,688	2,113	8,575	—
Old St Augustine Plaza	2,368	11,405	174	2,368	11,579	—	13,947	4,080	9,867	—
Orangeburg & Central	2,071	2,384	—	2,071	2,384	—	4,455	212	4,243	—
Orchards Market Center II	6,602	9,690	—	6,602	9,690	—	16,292	1,118	15,174	—
Paces Ferry Plaza	2,812	12,639	31	2,812	12,670	—	15,482	5,153	10,329	—
Panther Creek	14,414	14,748	84	14,414	14,832	—	29,246	5,222	24,024	9,698
Park Place Shopping Center	2,232	5,027	61	2,232	5,088	—	7,320	3,116	4,204	—
Pasel Del Sol	9,477	1,331	18,267	17,246	11,829	—	29,075	1,790	27,285	—
Peartree Village	5,197	19,746	1	5,197	19,747	—	24,944	6,690	18,254	9,927
Phenix Crossing	1,544	—	(26)	1,518	—	—	1,518	—	1,518	—
Pike Creek	5,153	20,652	161	5,153	20,813	—	25,966	6,647	19,319	—
Pima Crossing	5,800	28,143	90	5,800	28,233	—	34,033	8,191	25,842	—
Pine Lake Village	6,300	10,991	461	6,300	11,452	—	17,752	3,108	14,644	—
Pine Tree Plaza	668	6,220	1	668	6,221	—	6,889	1,929	4,960	—
Plaza Hermosa	4,200	10,109	68	4,200	10,177	—	14,377	2,840	11,537	13,800
Powell Street Plaza	8,248	30,716	319	8,248	31,035	—	39,283	6,389	32,894	—
Powers Ferry Square	3,687	17,965	57	3,687	18,022	—	21,709	7,511	14,198	—
Powers Ferry Village	1,191	4,672	46	1,191	4,718	—	5,909	1,960	3,949	2,378
Prairie City Crossing	4,164	13,032	344	4,164	13,376	—	17,540	2,939	14,601	—
Preston Park	6,400	54,817	(611)	5,733	54,873	—	60,606	16,205	44,401	—
Prestonbrook	7,069	8,622	4	7,069	8,626	—	15,695	3,786	11,909	6,800
Prestonwood Park	7,399	9,012	13	7,399	9,025	—	16,424	4,483	11,941	—
Regency Commons	3,917	3,616	37	3,917	3,653	—	7,570	844	6,726	—
Regency Square	4,770	25,191	112	4,770	25,303	—	30,073	14,977	15,096	—
Rivermont Station	2,887	10,648	20	2,887	10,668	—	13,555	3,396	10,159	—
Rockwall Town Center	4,438	5,140	(68)	4,438	5,072	—	9,510	992	8,518	—
Rona Plaza	1,500	4,917	11	1,500	4,928	—	6,428	1,470	4,958	—
Russell Ridge	2,234	6,903	141	2,233	7,045	—	9,278	2,755	6,523	5,231
Sammamish-Highlands	9,300	8,075	195	9,300	8,270	—	17,570	2,320	15,250	—
San Leandro Plaza	1,300	8,226	7	1,300	8,233	—	9,533	2,409	7,124	—
Santa Ana Downtown Plaza	4,240	8,514	(2,823)	—	—	9,931	9,931	—	9,931	—
Sequoia Station	9,100	18,356	28	9,100	18,384	—	27,484	5,113	22,371	21,100
Sherwood Crossroads	2,731	6,360	32	2,731	6,392	—	9,123	1,255	7,868	—
Sherwood Market Center	3,475	16,362	9	3,475	16,371	—	19,846	4,801	15,045	—
Shoppes @ 104	11,193	—	—	11,193	—	—	11,193	—	11,193	7,000
Shoppes At Mason	1,577	5,685	111	1,577	5,796	—	7,373	1,760	5,613	—
Shoppes Of Grande Oak	5,091	5,985	43	5,091	6,028	—	11,119	2,267	8,852	—
Shops At Arizona	3,063	3,243	28	3,063	3,271	—	6,334	992	5,342	—
Shops At County Center	9,957	11,269	48	9,988	11,286	—	21,274	1,700	19,574	—
Shops At John'S Creek	1,863	2,014	21	1,870	2,028	—	3,898	433	3,465	—
Signature Plaza	2,396	3,898	82	2,396	3,980	—	6,376	1,109	5,267	—
South Lowry Square	3,434	10,445	31	3,434	10,476	—	13,910	2,999	10,911	—
South Mountain	146	—	—	146	—	—	146	—	146	—
Southcenter	1,300	12,750	273	1,300	13,023	—	14,323	3,613	10,710	—
Southpoint Crossing	4,412	12,235	45	4,412	12,280	—	16,692	3,517	13,175	—
Starke	71	1,683	—	71	1,683	—	1,754	384	1,370	—
Sterling Ridge	12,846	12,162	53	12,846	12,215	—	25,061	4,257	20,804	13,900
Strawflower Village	4,060	8,084	14	4,060	8,098	—	12,158	2,470	9,688	—
Stroh Ranch	4,280	8,189	49	4,280	8,238	—	12,518	3,319	9,199	—
Sunnyside 205	1,200	9,459	24	1,200	9,483	—	10,683	2,785	7,898	—
Tanasbourne Market	3,269	10,861	8	3,269	10,869	—	14,138	843	13,295	—
Tassajara Crossing	8,560	15,464	89	8,560	15,553	—	24,113	4,321	19,792	19,800

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition(b)	Total Cost					Total Cost Net of Accumulated Depreciation
Shopping Centers(a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
Thomas Lake	6,000	10,628	—	6,000	10,628	—	16,628	3,054	13,574	—
Town Square	883	8,132	—	883	8,132	—	9,015	2,798	6,217	—
Trace Crossing	279	—	—	279	—	—	279	—	279	—
Trophy Club	2,595	11,023	7	2,595	11,030	—	13,625	2,998	10,627	—
Twin City Plaza	17,245	44,225	554	17,263	44,761	—	62,024	4,975	57,049	43,085
Twin Peaks	5,200	25,827	47	5,200	25,874	—	31,074	7,188	23,886	—
Valencia Crossroads	17,921	17,659	40	17,921	17,699	—	35,620	7,424	28,196	—
Ventura Village	4,300	6,648	42	4,300	6,690	—	10,990	1,917	9,073	—
Village Center	3,885	14,131	119	3,885	14,250	—	18,135	5,037	13,098	—
Vista Village IV	2,287	2,765	15	2,287	2,780	—	5,067	651	4,416	—
Walker Center	3,840	7,232	30	3,840	7,262	—	11,102	2,178	8,924	—
Welleby Plaza	1,496	7,787	69	1,496	7,856	—	9,352	3,946	5,406	—
Wellington Town Square	2,041	12,131	50	2,041	12,181	—	14,222	3,771	10,451	12,800
West Park Plaza	5,840	5,759	90	5,840	5,849	—	11,689	1,638	10,051	—
Westbrook Commons	3,366	11,751	361	3,366	12,112	—	15,478	3,197	12,281	—
Westchase	5,302	8,273	31	5,302	8,304	—	13,606	741	12,865	8,526
Westchester Plaza	1,857	7,572	32	1,857	7,604	—	9,461	3,034	6,427	—
Westlake Plaza And Center	7,043	27,195	130	7,043	27,325	—	34,368	8,365	26,003	—
Westridge Village	9,529	11,397	70	9,529	11,467	—	20,996	3,019	17,977	—
White Oak—Dover, De	2,144	3,069	—	2,144	3,069	—	5,213	2,372	2,841	—
Windmiller Plaza Phase I	2,638	13,241	7	2,638	13,248	—	15,886	4,191	11,695	—
Woodcroft Shopping Center	1,419	6,284	68	1,421	6,350	—	7,771	2,339	5,432	—
Woodman Van Nuys	5,500	7,195	17	5,500	7,212	—	12,712	2,166	10,546	—
Woodmen Plaza	7,621	11,018	90	7,621	11,108	—	18,729	5,779	12,950	—
Woodside Central	3,500	9,288	44	3,500	9,332	—	12,832	2,621	10,211	—

Properties In Development	(200)	1,078,886	(158,260)	—	920,426	—	920,426	28,170	892,256	992

	978,196	3,085,138	(129,556)	975,861	2,938,270	19,647	3,933,778	622,163	3,311,615	405,263

(a)	See Item 2. Properties for geographic location and year acquired.
(b)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS CORPORATION

Combined Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements up to 40 years

The aggregate cost for Federal income tax purposes was approximately $3.2 billion at December 31, 2009.

The changes in total real estate assets for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Balance, beginning of year	$4,042,487	3,965,285	3,467,543
Developed or acquired properties	180,346	358,155	545,814
Improvements	15,617	15,995	18,022
Sale of properties	(150,792)	(202,758)	(66,094)
Properties held for sale	(19,647)	(66,447)	—
Properties reclassed to held for use	(30,296)	—	—
Provision for loss	(103,937)	(27,743)	—

Balance, end of year	$3,933,778	4,042,487	3,965,285

The changes in accumulated depreciation for the years ended December 31, 2009, 2008, and 2007:

	2,009	2,008	2,007
Balance, beginning of year	$554,595	497,498	427,389
Depreciation for year	97,020	88,509	76,069
Sale of properties	(31,792)	(19,771)	(5,960)
Accumulated depreciation related
to properties held for sale	(3,066)	(11,641)	—
Accumulated depreciation related
to properties reclassed to held for use	5,406	—	—

Balance, end of year	$622,163	554,595	497,498

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company’s management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Parent Company’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Parent Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Parent Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Parent Company’s internal control over financial reporting.

The Parent Company’s system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There have been no changes in the Parent Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership’s management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

The Operating Partnership’s system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There have been no changes in the Operating Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

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

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2)

Equity compensation plans approved by security holders	453,463	$51.90

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	453,463	$51.90

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(2)

Our Long Term Omnibus Plan, as amended and approved by stockholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 924,402 shares were available at December 31, 2009 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2009 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

3. Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 19, 2008).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 8-K filed November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.’s Form 10-K filed March 17, 2009).

(d)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.1 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4. Instruments Defining Rights of Security Holders

(a)	See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibit 3(d) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P. filed February 24, 1999, No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001).

(i)	First Supplemental Indenture dated as of June 5, 2007 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of Regency Centers, L.P. filed June 5, 2007).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

(e)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 7, 2009).

(f)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and JPMorgan Chase Bank, National

Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 7, 2009) .

10. Material Contracts

~(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 8, 2008).

~(i)	Form of Stock Rights Award Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K filed March 10, 2006).

~(ii)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-K filed March 17, 2009).

~(iii)	Form of Nonqualified Stock Option Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K filed March 10, 2006).

~(iv)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company’s Form 10-K filed March 17, 2009).

~(v)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

~(vi)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company’s Form 8-K filed December 21, 2004).

~(vii)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company’s Form 10-K filed March 10, 2006).

~(b)	Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated by reference).

~(c)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 7, 2008).

~(d)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 7, 2008).

~(e)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 7, 2008).

~(i)	Addendum No. 1 dated March 17, 2008 to 2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 21, 2008).

(f)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., the Company, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2007).

(i)	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2008).

(g)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 8, 2008).

(h)	Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2009).

(i)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K filed February 27, 2007.

21. Subsidiaries of Regency Centers Corporation.

23. Consents of KPMG LLP.

23.1	Consent of KPMG LLP for Regency Centers Corporation.

23.2	Consent of KPMG LLP for Regency Centers, L.P.

31. Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

~	Management contract or compensatory plan

31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32. Section 1350 Certifications.

The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

February 26, 2010	/S/ MARTIN E. STEIN, JR.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2010	/S/ MARTIN E. STEIN, JR.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

February 26, 2010	/S/ MARY LOU FIALA
Mary Lou Fiala, Vice Chairman of the Board

February 26, 2010	/S/ BRIAN M. SMITH
Brian M. Smith, President, Chief Operating Officer and Director

February 26, 2010	/S/ BRUCE M. JOHNSON
Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

February 26, 2010	/S/ J. CHRISTIAN LEAVITT
J. Christian Leavitt, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)

February 26, 2010	/S/ RAYMOND L. BANK
Raymond L. Bank, Director

February 26, 2010	/S/ C. RONALD BLANKENSHIP
C. Ronald Blankenship, Director

February 26, 2010	/S/ A. R. CARPENTER
A. R. Carpenter, Director

February 26, 2010	/S/ J. DIX DRUCE
J. Dix Druce, Director

February 26, 2010	/S/ DOUGLAS S. LUKE
Douglas S. Luke, Director

February 26, 2010	/S/ JOHN C. SCHWEITZER
John C. Schweitzer, Director

February 26, 2010	/S/ THOMAS G. WATTLES
Thomas G. Wattles, Director