Form 10-K/A
period 2009-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-03-31
CIK 910606, 1066247

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

EXPLANATORY NOTE

The Registrants are filing this Amendment No. 1 to the Registrants’ Annual Reports on Form 10-K for the fiscal year ended December 31, 2009 (“Form 10-Ks”) to amend incorrectly presented 2005 data in Item 6. Selected Financial Data as originally filed in the Form 10-Ks on February 26, 2010.

The Registrants are also filing this Amendment No. 1 to the Form 10-Ks to incorporate the audited consolidated financial statements of Macquarie CountryWide—Regency II, LLC and the unaudited combined financial statements of Regency Retail Partners, which are both significant fifty percent-or-less owned persons accounted for by the equity method by the Registrants, and required to be filed by the Securities and Exchange Commission ( “SEC”) pursuant to Rule 3-09 of Regulation S-X. The financial statements of Macquarie CountryWide—Regency II, LLC and Regency Retail Partners were not available at the time the Registrants filed their Form 10-Ks on February 26, 2010.

Currently-dated consents from PricewaterhouseCoopers LLP and KPMG LLP have been provided, which are required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrants have also amended the Form 10-Ks to provide currently-dated certifications from the Registrants’ chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the filing of the revised Item 6. Selected Financial Data, financial statements required under Rule 3-09 of Regulation S-X, currently-dated consents, and revised certifications, this Amendment No. 1 does not amend the Registrants’ previously filed Form 10-Ks.

Item 6.	Selected Financial Data

(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for Regency Centers Corporation (the “Parent Company”) and Regency Centers, L.P. (“the Operating Partnership”) on a historical basis for the five years ended December 31, 2009. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Parent Company

	2009	2008	2007	2006	2005
Operating Data:
Revenues	$489,232	495,895	436,006	405,480	374,112
Operating expenses	308,019	277,710	247,912	232,988	199,642
Other expense (income)	193,479	103,907	30,174	13,748	83,123
Income (loss) before equity in income (loss)
of investments in real estate partnerships	(12,266)	114,278	157,920	158,744	91,347
Equity in income (loss) of investments in real estate partnerships	(26,373)	5,292	18,093	2,580	(2,907)
Income (loss) from continuing operations	(38,639)	119,570	176,013	161,324	88,440
Income (loss) from discontinued operations	5,896	21,951	34,003	68,651	70,651
Net income (loss)	(32,743)	141,521	210,016	229,975	159,091
Net income attributable to noncontrolling interests	(3,961)	(5,333)	(6,365)	(11,464)	(11,351)
Net income (loss) attributable to controlling interests	(36,704)	136,188	203,651	218,511	147,740
Preferred stock dividends	(19,675)	(19,675)	(19,675)	(19,675)	(16,744)
Net income (loss) attributable to common stockholders	(56,379)	116,513	183,976	198,836	130,996

Income per common share—diluted:
Income (loss) from continuing operations	$(0.82)	1.35	2.16	1.89	0.93
Net income (loss) attributable to common stockholders	$(0.74)	1.66	2.65	2.89	2.00

Other Information:
Common dividends declared per share	$2.11	2.90	2.64	2.38	2.20
Common stock outstanding including exchangeable operating partnership units	82,008	70,505	70,112	69,759	69,218
Combined Basis gross leasable area (GLA)	44,972	49,645	51,107	47,187	46,243
Combined Basis number of properties owned	400	440	451	405	393
Ratio of earnings to fixed charges	1.0	1.6	2.0	2.0	1.8

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,259,990	4,425,895	4,367,191	3,870,629	3,744,429
Total assets	3,973,806	4,142,375	4,114,773	3,643,546	3,587,976
Total debt	1,886,380	2,135,571	2,007,975	1,575,386	1,613,942
Total liabilities	2,030,412	2,380,093	2,194,244	1,734,572	1,739,225
Noncontrolling interests	68,227	65,421	77,468	83,020	87,305
Stockholders’ equity	1,875,167	1,696,861	1,843,061	1,825,954	1,761,446

Operating Partnership

	2009	2008	2007	2006	2005
Operating Data:
Revenues	$489,232	495,895	436,006	405,480	374,112
Operating expenses	308,019	277,710	247,912	232,988	199,642
Other expense (income)	193,479	103,907	30,174	13,748	83,123
Income (loss) before equity in income (loss)
of investments in real estate partnerships	(12,266)	114,278	157,920	158,744	91,347
Equity in income (loss) of investments in real estate partnerships	(26,373)	5,292	18,093	2,580	(2,907)
Income (loss) from continuing operations	(38,639)	119,570	176,013	161,324	88,440
Income (loss) from discontinued operations	5,896	21,951	34,003	68,651	70,651
Net income (loss)	(32,743)	141,521	210,016	229,975	159,091
Net income attributable to noncontrolling interests	(452)	(701)	(990)	(4,863)	(263)
Net income (loss) attributable to controlling
interests	(33,195)	140,820	209,026	225,112	158,828
Preferred unit distributions	(23,400)	(23,400)	(23,400)	(23,400)	(24,849)
Net income (loss) attributable to common unit holders	(56,595)	117,420	185,626	201,712	133,979

Income per common unit—diluted:
Income (loss) from continuing operations	$(0.82)	1.35	2.16	1.89	0.93
Net income (loss) attributable to common unit holders	$(0.74)	1.66	2.65	2.89	2.00

Other Information:
Distributions per unit	$2.11	2.90	2.64	2.38	2.20
Common units outstanding	82,008	70,505	70,112	69,759	69,218
Preferred units outstanding	500	500	500	500	1,040
Combined Basis gross leasable area (GLA)	44,972	49,645	51,107	47,187	46,243
Combined Basis number of properties owned	400	440	451	405	393
Ratio of earnings to fixed charges	1.0	1.6	2.0	2.0	1.8

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,259,990	4,425,895	4,367,191	3,870,629	3,744,429
Total assets	3,973,806	4,142,375	4,114,773	3,643,546	3,587,976
Total debt	1,886,380	2,135,571	2,007,975	1,575,386	1,613,942
Total liabilities	2,030,412	2,380,093	2,194,244	1,734,572	1,739,225
Noncontrolling interests	11,748	7,980	18,391	17,797	11,089
Partners’ capital	1,931,646	1,754,302	1,902,138	1,891,177	1,837,662

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2009 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8. Consolidated Financial Statements and Supplemental Data. (1)

(b)	Exhibits:

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Registrants, their subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Registrants may be found elsewhere in this report and the Registrants’ other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 for Regency Centers Corporation and No. 000-24763 for Regency Centers, L.P.

3.	Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 19, 2008).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 8-K filed November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.’s Form 10-K filed March 17, 2009).

(d)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 1, 2005).

(1)	Filed on February 26, 2010 as an exhibit to Form 10-K for the year ended December 31, 2009.

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.1 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4.	Instruments Defining Rights of Security Holders

(a)	See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibit 3(d) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P. filed February 24, 1999, No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001).

(i)	First Supplemental Indenture dated as of June 5, 2007 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of Regency Centers, L.P. filed June 5, 2007).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

(e)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 7, 2009).

(f)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and JPMorgan Chase Bank, National Association(incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 7, 2009) .

10.	Material Contracts

~(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 8, 2008).

~(i)	Form of Stock Rights Award Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K filed March 10, 2006).

~(ii)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-K filed March 17, 2009).

~(iii)	Form of Nonqualified Stock Option Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K filed March 10, 2006).

~	Management contract or compensatory plan

~(iv)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company’s Form 10-K filed March 17, 2009).

~(v)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

~(vi)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company’s Form 8-K filed December 21, 2004).

~(vii)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company’s Form 10-K filed March 10, 2006).

~(b)	Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated by reference).

~(c)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 7, 2008).

~(d)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 7, 2008).

~(e)	2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 7, 2008).

~(i)	Addendum No. 1 dated March 17, 2008 to 2008 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2008 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 21, 2008).

(f)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., the Company, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2007).

(i)	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2008).

(g)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 8, 2008).

(h)	Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2009).

(i)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K filed February 27, 2007.

~	Management contract or compensatory plan

21.	Subsidiaries of Regency Centers Corporation. (1)

23.	Consents.

23.1	Consent of PricewaterhouseCoopers LLP for Macquarie CountryWide—Regency II, LLC. (2)

23.2	Consent of KPMG LLP for Regency Centers Corporation (Regency Retail Partners). (2)

23.3	Consent of KPMG LLP for Regency Centers, L.P (Regency Retail Partners). (2)

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation. (2)

31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation. (2)

31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P. (2)

31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P. (2)

32.	Section 1350 Certifications.

The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrants’ filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation. (2)

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation. (2)

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P. (2)

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P. (2)

99.	Financial Statements under Rule 3-09 of Regulation S-X.

99.1	Financial Statements of Macquarie CountryWide—Regency II, LLC. (2)

99.2	Financial Statements of Regency Retail Partners. (2)

(1)	Filed on February 26, 2010 as an exhibit to Form 10-K for the year ended December 31, 2009.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

March 31, 2010	/S/ MARTIN E. STEIN, JR.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer