Form 10-Q
period 2010-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-05-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION) DELAWARE (REGENCY CENTERS, L.P)	59-3191743 59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the Regency Centers Corporation's voting common stock was 81,794,602 as of May 6, 2010.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2010 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of March 31, 2010, the Parent Company owned approximately 99% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 12% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

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

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(in thousands, except share data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,021,059	975,861
Buildings and improvements	2,082,026	2,017,843
Properties in development	816,328	920,427

	3,919,413	3,914,131
Less: accumulated depreciation	646,236	622,163

	3,273,177	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	333,963	326,212

Net real estate investments	3,607,140	3,637,827
Cash and cash equivalents	119,538	99,477
Accounts receivable, net of allowance for doubtful accounts of $8,224 and $6,567 at March 31, 2010 and December 31, 2009, respectively	31,232	40,871
Straight-line rent receivable, net of reserve of $1,899 at March 31, 2010 and December 31, 2009	40,078	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $61,290 and $58,861 at March 31, 2010 and December 31, 2009, respectively	57,985	58,376
Acquired lease intangible assets, less accumulated amortization of $12,173 and $11,632 at March 31, 2010 and December 31, 2009, respectively	9,361	10,007
Other assets	31,248	50,203

Total assets	$3,933,396	3,973,806

Liabilities and Equity
Liabilities:
Notes payable	$1,886,528	1,886,380
Accounts payable and other liabilities	84,342	99,145
Derivative instruments, at fair value	34,279	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,166 and $9,715 at March 31, 2010 and December 31, 2009, respectively	5,430	5,896
Tenants’ security and escrow deposits	10,623	10,628

Total liabilities	2,021,202	2,030,412

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at March 31, 2010 and December 31, 2009 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 81,584,156 and 81,539,296 shares issued at March 31, 2010 and December 31, 2009, respectively	816	815
Additional paid in capital	2,024,244	2,022,670
Accumulated other comprehensive loss	(55,674)	(49,973)
Distributions in excess of net income	(398,699)	(373,345)

Total stockholders’ equity	1,845,687	1,875,167

Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at March 31, 2010 and December 31, 2009	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $16,636 and $16,415 at March 31, 2010 and December 31, 2009, respectively	6,532	7,321
Limited partners’ interests in consolidated partnerships	10,817	11,748

Total noncontrolling interests	66,507	68,227

Total equity	1,912,194	1,943,394

Total liabilities and equity	$3,933,396	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(in thousands, except per share data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$86,428	86,190
Percentage rent	360	700
Recoveries from tenants and other income	30,649	25,067
Management, transaction, and other fees	6,931	7,757

Total revenues	124,368	119,714

Operating expenses:
Depreciation and amortization	31,331	27,853
Operating and maintenance	17,649	15,793
General and administrative	13,735	15,884
Real estate taxes	14,533	14,148
Provision for doubtful accounts	2,355	501
Other expenses	607	288

Total operating expenses	80,210	74,467

Other expense (income):
Interest expense, net of interest income of $675 and $906 in 2010 and 2009, respectively	29,129	26,518
Gain on sale of properties in development	(791)	—
Loss on derivative instruments	343	—

Total other expense (income)	28,681	26,518

Income before equity in income (loss) of investments in real estate partnerships	15,477	18,729
Equity in income (loss) of investments in real estate partnerships	(3,892)	1,902

Income from continuing operations	11,585	20,631
Discontinued operations, net:
Operating income	26	1,196
Gain on sale of operating properties and properties in development	6,797	3,886

Income from discontinued operations	6,823	5,082

Net income	18,408	25,713
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	(94)	(164)
Limited partners’ interests in consolidated partnerships	(96)	(136)

Net income attributable to noncontrolling interests	(1,121)	(1,231)

Net income attributable to controlling interests	17,287	24,482
Preferred stock dividends	(4,919)	(4,919)

Net income attributable to common stockholders	$12,368	19,563

Income per common share - basic:
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common stockholders per share	$0.15	0.28

Income per common share - diluted:
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common stockholders per share	$0.15	0.28

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2010

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	2,022,670	(49,973)	(373,345)	1,875,167	49,158	7,321	11,748	68,227	1,943,394
Comprehensive Income:
Net income	—	—	—	—	17,287	17,287	931	94	96	1,121	18,408
Amortization of loss on derivative instruments	—	—	—	821	—	821	—	4	—	4	825
Change in fair value of derivative instruments including accrued interest	—	—	—	(6,522)	—	(6,522)	—	(36)	—	(36)	(6,558)

Total comprehensive income						11,586				1,089	12,675
Restricted stock issued, net of amortization	—	—	1,713	—	—	1,713	—	—	—	—	1,713
Common stock redeemed for taxes withheld forstock based compensation, net	—	—	(1,461)	—	—	(1,461)	—	—	—	—	(1,461)
Common stock issued for dividend reinvestment plan	—	—	678	—	—	678	—	—	—	—	678
Common stock issued for partnership units exchanged	—	1	644	—	—	645	—	(645)	—	(645)	—
Contributions from partners	—	—	—	—	—	—	—	—	49	49	49
Distributions to partners	—	—	—	—	—	—	—	—	(1,076)	(1,076)	(1,076)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	(4,919)	(4,919)	(931)	—	—	(931)	(5,850)
Common stock/unit ($.4625 per share)	—	—	—	—	(37,722)	(37,722)	—	(206)	—	(206)	(37,928)

Balance at March 31, 2010	$275,000	816	2,024,244	(55,674)	(398,699)	1,845,687	49,158	6,532	10,817	66,507	1,912,194

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$18,408	25,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,333	28,083
Amortization of deferred loan cost and debt premium	1,508	1,122
Amortization and accretion of above and below market lease intangibles	(441)	(481)
Amortization or rent inducements	2	—
Stock-based compensation, net of capitalization	1,595	1,037
Equity in (income) loss of investments in real estate partnerships	3,892	(1,902)
Net gain on sale of properties	(7,606)	(3,886)
Provision for doubtful accounts	2,279	501
Distribution of earnings from operations of investments in real estate partnerships	8,362	9,053
Loss on derivative instruments	343	—
Changes in assets and liabilities:
Accounts receivable	7,819	8,117
Straight-line rent receivables, net	(990)	(1,072)
Deferred leasing costs	(3,776)	(883)
Other assets	3,181	(2,332)
Accounts payable and other liabilities	(21,133)	(23,337)
Tenants’ security and escrow deposits	(68)	60

Net cash provided by operating activities	44,708	39,793

Cash flows from investing activities:
Development of real estate including acquisition of land	(7,473)	(46,093)
Proceeds from sale of real estate investments	30,633	6,512
Collection of notes receivable	—	3,450
Investments in real estate partnerships	(3,717)	(12,178)
Distributions received from investments in real estate partnerships	—	1,920

Net cash provided by (used in) investing activities	19,443	(46,389)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	2
Distributions to limited partners in consolidated partnerships, net	(1,076)	(112)
Distributions to exchangeable operating partnership unit holders	(206)	(324)
Distributions to preferred unit holders	(931)	(931)
Dividends paid to common stockholders	(37,044)	(49,633)
Dividends paid to preferred stockholders	(4,919)	(4,919)
Proceeds from unsecured credit facilities	—	70,000
Proceeds from notes payable	1,335	—
Repayment of notes payable	—	(3,029)
Scheduled principal payments	(1,249)	(1,322)

Net cash (used in) provided by financing activities	(44,090)	9,732

Net increase in cash and cash equivalents	20,061	3,136
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$119,538	24,669

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,080 and $6,359 in 2010 and 2009, respectively)	$34,896	33,688

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$645	—

Real estate received through distribution in kind	$—	80,163

Mortgage loans assumed through distribution in kind	$—	59,061

Notes receivable taken in connection with sales of properties in development	$—	8,940

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$(5,916)	22,210

Common stock issued for dividend reinvestment plan	$678	1,100

Stock-based compensation capitalized	$167	495

Contributions from limited partners in consolidated partnerships, net	$49	71

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(in thousands, except unit data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,021,059	975,861
Buildings and improvements	2,082,026	2,017,843
Properties in development	816,328	920,427

	3,919,413	3,914,131
Less: accumulated depreciation	646,236	622,163

	3,273,177	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	333,963	326,212

Net real estate investments	3,607,140	3,637,827
Cash and cash equivalents	119,538	99,477
Accounts receivable, net of allowance for doubtful accounts of $8,224 and $6,567 at March 31, 2010 and December 31, 2009, respectively	31,232	40,871
Straight-line rent receivable, net of reserve of $1,899 at March 31, 2010 and December 31, 2009	40,078	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $61,290 and $58,861 at March 31, 2010 and December 31, 2009, respectively	57,985	58,376
Acquired lease intangible assets, less accumulated amortization of $12,173 and $11,632 at March 31, 2010 and December 31, 2009, respectively	9,361	10,007
Other assets	31,248	50,203

Total assets	$3,933,396	3,973,806

Liabilities and Capital
Liabilities:
Notes payable	$1,886,528	1,886,380
Accounts payable and other liabilities	84,342	99,145
Derivative instruments, at fair value	34,279	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,166 and $9,715 at March 31, 2010 and December 31, 2009, respectively	5,430	5,896
Tenants’ security and escrow deposits	10,623	10,628

Total liabilities	2,021,202	2,030,412

Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at March 31, 2010 and December 31, 2009	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $25 per unit	275,000	275,000
General partner; 81,584,156 and 81,539,296 units outstanding at March 31, 2010 and December 31, 2009, respectively	1,626,361	1,650,140
Limited partners; 443,988 and 468,211 units outstanding at March 31, 2010 and December 31, 2009	6,532	7,321
Accumulated other comprehensive loss	(55,674)	(49,973)

Total partners’ capital	1,901,377	1,931,646

Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	10,817	11,748

Total noncontrolling interests	10,817	11,748

Total capital	1,912,194	1,943,394

Total liabilities and capital	$3,933,396	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(in thousands, except per unit data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$86,428	86,190
Percentage rent	360	700
Recoveries from tenants and other income	30,649	25,067
Management, transaction, and other fees	6,931	7,757

Total revenues	124,368	119,714

Operating expenses:
Depreciation and amortization	31,331	27,853
Operating and maintenance	17,649	15,793
General and administrative	13,735	15,884
Real estate taxes	14,533	14,148
Provision for doubtful accounts	2,355	501
Other expenses	607	288

Total operating expenses	80,210	74,467

Other expense (income):
Interest expense, net of interest income of $675 and $906 in 2010 and 2009, respectively	29,129	26,518
Gain on sale of properties in development	(791)	—
Loss on derivative instruments	343	—

Total other expense (income)	28,681	26,518

Income before equity in income (loss) of investments in real estate partnerships	15,477	18,729
Equity in income (loss) of investments in real estate partnerships	(3,892)	1,902

Income from continuing operations	11,585	20,631
Discontinued operations, net:
Operating income	26	1,196
Gain on sale of operating properties and properties in development	6,797	3,886

Income from discontinued operations	6,823	5,082

Net income	18,408	25,713
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(96)	(136)

Net income (loss) attributable to noncontrolling interests	(96)	(136)

Net income attributable to controlling interests	18,312	25,577
Preferred unit distributions	(5,850)	(5,850)

Net income attributable to common unit holders	$12,462	19,727

Income per common unit - basic
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common unit holders per unit	$0.15	0.28

Income per common unit - diluted
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common unit holders per unit	$0.15	0.28

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Capital and Comprehensive Income (Loss)

For the three months ended March 31, 2010

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	49,158	1,925,140	7,321	(49,973)	1,931,646	11,748	1,943,394
Comprehensive income:
Net income	931	17,287	94	—	18,312	96	18,408
Amortization of loss on derivative instruments	—	—	4	821	825	—	825
Change in fair value of derivative instruments including accrued interest	—	—	(36)	(6,522)	(6,558)	—	(6,558)

Total comprehensive income					12,579		12,675
Contributions from partners	—	—	—	—	—	49	49
Distributions to partners	—	(37,722)	(206)	—	(37,928)	(1,076)	(39,004)
Preferred unit distributions	(931)	(4,919)	—	—	(5,850)	—	(5,850)
Restricted stock issued by Parent Company, net of amortization	—	1,713	—	—	1,713	—	1,713
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(783)	—	—	(783)	—	(783)
Common units exchanged for common stock of Parent Company	—	645	(645)	—	—	—	—

Balance at March 31, 2010	49,158	1,901,361	6,532	(55,674)	1,901,377	10,817	1,912,194

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$18,408	25,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,333	28,083
Amortization of deferred loan cost and debt premium	1,508	1,122
Amortization and accretion of above and below market lease intangibles	(441)	(481)
Amortization or rent inducements	2	—
Stock-based compensation, net of capitalization	1,595	1,037
Equity in (income) loss of investments in real estate partnerships	3,892	(1,902)
Net gain on sale of properties	(7,606)	(3,886)
Provision for doubtful accounts	2,279	501
Distribution of earnings from operations of investments in real estate partnerships	8,362	9,053
Loss on derivative instruments	343	—
Changes in assets and liabilities:
Accounts receivable	7,819	8,117
Straight-line rent receivables, net	(990)	(1,072)
Deferred leasing costs	(3,776)	(883)
Other assets	3,181	(2,332)
Accounts payable and other liabilities	(21,133)	(23,337)
Tenants’ security and escrow deposits	(68)	60

Net cash provided by operating activities	44,708	39,793

Cash flows from investing activities:
Development of real estate including acquisition of land	(7,473)	(46,093)
Proceeds from sale of real estate investments	30,633	6,512
Collection of notes receivable	—	3,450
Investments in real estate partnerships	(3,717)	(12,178)
Distributions received from investments in real estate partnerships	—	1,920

Net cash provided by (used in) investing activities	19,443	(46,389)

Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	2
Distributions to limited partners in consolidated partnerships, net	(1,076)	(112)
Distributions paid to preferred unit holders	(37,250)	(49,957)
Cash distributions to partners	(5,850)	(5,850)
(Repayment of) proceeds from unsecured credit facilities	—	70,000
Proceeds from notes payable	1,335	—
Repayment of notes payable	—	(3,029)
Scheduled principal payments	(1,249)	(1,322)

Net cash provided by (used in) financing activities	(44,090)	9,732

Net increase in cash and cash equivalents	20,061	3,136
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$119,538	24,669

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,080 and $6,359 in 2010 and 2009, respectively)	$34,896	33,688

Supplemental disclosure of non-cash transactions:
Parent common stock issued for partnership units exchanged	$645	—

Real estate received through distribution in kind	$—	80,163

Mortgage loans assumed through distribution in kind	$—	59,061

Notes receivable taken in connection with sales of properties in development	$—	8,940

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$(5,916)	22,210

Common stock issued by Parent Company for dividend reinvestment plan	$678	1,100

Stock-based compensation capitalized	$167	495

Contributions from limited partners in consolidated partnerships, net	49	71

See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At March 31, 2010, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 214 retail shopping centers and held partial interests in an additional 185 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these financial statements are sufficient such that the information presented is not misleading. In the Company’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the Company’s December 31, 2009 Consolidated Financial Statements, as filed with the SEC in the Annual Report on Form 10-K.

Estimates, Risks, and Uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, accounts receivable, net, and derivative instruments. Each of these items could be significantly affected by the continued weak economy.

Because of the adverse conditions that exist in the real estate markets, as well as, the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At March 31, 2010, the Parent Company owned approximately 99% or 81,584,156 of the total 82,028,144 Partnership Units outstanding.

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

Investments in Real Estate Partnerships

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. Income or loss from these real estate partnerships, which includes all operating results (including impairments) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Operations. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or the net difference is recognized at liquidation. The accounting treatment depends on whether or not the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind, as discussed further below.

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

The Company has evaluated its investments in the real estate partnerships and has concluded that they are not variable interest entities. Further, the joint venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company, through the Operating Partnership, also became the managing member, responsible for the day-to-day operations of the real estate partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each real estate partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Noncontrolling Interests

The Company consolidates all entities in which it has a controlling financial interest. A controlling financial interest is typically attributable to the entity with a majority voting interest. Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity or capital, but separately from stockholders’ equity or partners’ capital. On the consolidated statements of operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are clearly identified on the accompanying Consolidated Statements of Operations.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Noncontrolling Interests of the Parent Company

The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the preferred and common stockholders of the Parent Company: the preferred units in the Operating Partnership held by third parties (“Series D preferred units”), the limited Partnership Units in the Operating Partnership held by third parties (“Exchangeable operating partnership units”), and the minority-owned interest held by third parties in consolidated partnerships (“Limited partners’ interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company’s stockholders’ equity, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company.

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

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that Limited partners’ interests in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners’ capital, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During the three months ended March 31, 2010 and 2009, the Company recorded provisions for doubtful accounts of $2.3 million and approximately $501,000, respectively, of which a credit adjustment of approximately $76,000, is included in discontinued operations during the three months ended March 31, 2010.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Tenant receivables	$15,346	22,395
CAM and tax reimbursements	12,065	15,099
Other receivables	12,045	9,944
Less: allowance for doubtful accounts	8,224	6,567

Total	$31,232	40,871

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

As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of minimum rent. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing their leasehold improvements.

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

The Company sells shopping centers to joint ventures in exchange for cash equal to the fair value of the ownership interest of its partners. The Company accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain real estate partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these real estate partnerships are not classified as discontinued operations because the Company continues to partially own and manage these shopping centers.

As of March 31, 2010, six of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Under the Restricted Gain Method, for purposes of gain deferral, the Company considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Company performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equal to its capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties in a DIK liquidation that would otherwise have generated the highest gain to the Company when originally sold to the DIK-JV. The deferred gain, recorded by the Company upon the sale of a property to a DIK-JV, is calculated whenever a property is sold to a DIK-JV. During the periods when there are no property sales to a DIK-JV, the deferred gain is not recalculated.

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

The Company is engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures’ shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. The Company also receives transaction fees, as contractually agreed upon with a joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”.

(c)	Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up phase and have not reached their initial full occupancy. In summary, a project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs are no longer capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based upon applying the Company’s weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The following table represents the components of properties in development as of March 31, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Construction in process	$80,720	127,376
Construction complete and in lease-up	620,045	673,052
Land held for future development	115,563	119,999

Total	$816,328	920,427

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, the Company carried capitalized pre-development costs of approximately $656,000 and $816,000, respectively, of which approximately $290,000 and $325,000, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2010 and 2009, the Company expensed pre-development costs of approximately $144,000 and $150,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

The Company and the real estate partnerships account for business combinations using the acquisition method by recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. The Company expenses transaction costs associated with business combinations in the period incurred.

The Company’s methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets, considering the following three categories: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining initial term of the respective leases.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company’s existing relationships.

The Company classifies an operating property or a property in development as held-for-sale when it determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth above. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held-for-sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held-for-sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell and the results of operations previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The Company reviews its real estate portfolio including the properties owned through real estate partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For properties to be “held and used” for long term investment, the Company estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Company determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held-for-sale”, the Company estimates current resale values through appraisal information and other market data, less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy for those markets in which the Company operates, the Company’s estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in the Company’s strategy for a specific property which the Company owns directly or through real estate partnerships, a property previously classified as held and used is changed to held-for-sale, or if its estimated holding period changes, such change could cause the Company to determine that the property is impaired and a provision for impairment would be recorded either directly or through the Company’s equity in income (loss) of investments in real estate partnerships. See Note 10 for further discussion.

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

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At March 31, 2010 and December 31, 2009, $4.2 million and $3.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment; however, no impairments were recorded during the three months ended March 31, 2010 or 2009. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $50.2 million and $49.9 million at March 31, 2010 and December 31, 2009, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $7.8 million and $8.5 million at March 31, 2010 and December 31, 2009, respectively.

(g)	Derivative Financial Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the balance sheet at their fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value is recognized in the Statements of Operations as a loss on derivative instruments. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

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

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership’s taxable income or loss is reported by its partners, of which the Parent Company as general partner and 99% owner, is allocated its pro-rata share of tax attributes.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Deferred tax assets are evaluated to determine if a valuation allowance is required and if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized, the Company will record a valuation allowance.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the operating properties, as well as other timing differences. See Note 7 for further discussion.

The Company recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2006 and forward for the Company and federal returns are open from 2008 and forward for the TRS.

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

(j)	Stock-Based Compensation

The Company grants stock-based compensation to its employees and directors. The Company recognizes stock-based compensation based on the grant-date fair value of the award and the cost of the stock-based compensation is expensed over the vesting period. See Note 12 for further discussion.

When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contribute to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company’s Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company’s ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership accounts for stock-based compensation in the same manner as the Parent Company.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

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

(m)	Assets and Liabilities Measured at Fair Value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from independent sources (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the Company’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 was issued to amend FASB ASC Topic 855, Subsequent Events, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 was effective immediately and adopted on March 31, 2010.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010. The Company adopted this ASU and it did not have an effect on its results of operations or financial position, since the Company does not currently have any involvement in variable interest entities.

(o)	Reclassifications

Certain reclassifications have been made to the 2009 amounts to conform to classifications adopted in 2010.

2.	Real Estate Investments

During the three months ended March 31, 2010 and 2009, the Company did not have any acquisition activity, other than through its investments in real estate partnerships.

3.	Discontinued Operations

During the three months ended March 31, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $126,000 and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS. During the three months ended March 31, 2010, approximately $18,000 of income tax expense was allocated to gain on sale of properties in development.

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $334.0 million and $326.2 million at March 31, 2010 and December 31, 2009, respectively. The Company’s carrying amount of these investments was $43.4 million and $43.8 million lower than the underlying equity in net assets at March 31, 2010 and December 31, 2009, respectively.

Investments in real estate partnerships are primarily composed of real estate partnerships where the Company invests with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.9 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Investments in real estate partnerships as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$162,069	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	319	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,746	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	27,920	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,737	11,202
Cameron Village LLC (Cameron)	30.00%	18,011	18,285
RegCal, LLC (RegCal)	25.00%	15,871	12,863
Regency Retail Partners (the Fund)	20.00%	21,753	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,865	5,111
Other investments in real estate partnerships	50.00%	48,672	49,215

Total		$333,963	326,212

(1) At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 25.00%

Investments in real estate partnerships are reported net of deferred gains of $51.8 million and $52.0 million at March 31, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each real estate partnership are described below.

At March 31, 2010, the Company co-invested with Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide (“MCW”), and Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). The Company’s investment in GRIR totals $162.1 million and represents 4.1% of the Company’s total assets at March 31, 2010.

On July 17, 2009, the Company announced that MCW had agreed to sell 60% of its partnership interest to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, the Company acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased the Company’s ownership to 25% from 24.95%. At the initial closing the Company received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. On April 30, 2010, GRI closed on the remaining 15% interest from CHRR, increasing its total ownership in the real estate partnership to 60%. This transaction occurred simultaneously with GRIR’s prepayment of the mortgage loans. The Company received an additional disposition fee equal to 1% of gross sales price paid by GRI at the second closing. See Note 15 for further discussion. The Company will retain asset management, property management, and leasing responsibilities.

As part of the original agreement, the Company negotiated two separate options to acquire an additional 15% interest in the partnership at a 7.7% discount. In November 2009, the Company exercised its two options with closing contingent upon obtaining

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

lender consents. The Company funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, the Company closed on its options increasing its investment in the real estate partnership to 40%.

As of March 31, 2010, GRIR owned 86 shopping centers, had total assets of $2.2 billion and a net loss of $10.4 million for the three months ended primarily related to a provision for impairment of $9.0 million recognized by GRIR associated with a property the Company believes will be marketed for sale earlier than originally expected. The Company’s share of its total assets and net loss was $869.6 million and $4.2 million, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to GRIR on or after January 1, 2010. During 2010, the Company did not sell any properties to GRIR. Since the inception of the real estate partnership in 2005, the Company has recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000.

The Company co-invests with CHRR in two real estate partnerships, one in which the Company has an ownership interest of 24.95% (“MCWR III”) and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with CHRR totals $24.1 million and represents less than 1% of the Company’s total assets at March 31, 2010. At March 31, 2010, these joint ventures had total assets of $439.1 million and a net loss of $1.7 million for the three months ended and the Company’s share of its total assets and net loss was $77.4 million and approximately $292,000, respectively.

As of March 31, 2010, MCWR III owned four shopping centers, had total assets of $64.3 million, and a net loss of approximately $130,000 for the three months ended and the Company’s share of its total assets and net loss was $16.0 million and net income of approximately $33,000, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to MCWR III on or after January 1, 2010. During 2010, the Company did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of March 31, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $374.8 million, and recorded a net loss of $1.6 million for the three months ended and the Company’s share of its total assets and net loss was $61.4 million and approximately $259,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to the real estate partnership.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three real estate partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in these three real estate partnerships totals $56.7 million and represents 1.4% of the Company’s total assets at March 31, 2010. At March 31, 2010, the OPERF joint ventures had total assets of $735.4 million and net income of $1.6 million for the three months ended and the Company’s share of its total assets and net income was $158.7 million and approximately $289,000, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

As of March 31, 2010, Columbia I owned 14 shopping centers, had total assets of $317.2 million, and net income of $1.8 million for the three months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia I. During 2010, the Company did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million.

As of March 31, 2010, Columbia II owned 16 shopping centers, had total assets of $310.7 million and net income of approximately $109,000 for the three months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia II. During 2010, the Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of March 31, 2010, Cameron owned one shopping center, had total assets of $107.5 million and a net loss of approximately $313,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to real estate partnership.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of March 31, 2010, RegCal owned eight shopping centers, had total assets of $186.9 million, and a net loss of approximately $202,000 for the three months ended and the Company’s share of its total assets and net loss was $46.7 million and approximately $51,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to RegCal. During 2010, the Company did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for a sales price of $12.9 million, net of assumed debt of $18.0 million, and the Company contributed $3.3 million for its proportionate share of the purchase price.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of March 31, 2010, the Fund owned nine shopping centers, had total assets of $364.8 million, and recorded a net loss of approximately $490,000 for the three months ended and the Company’s share of its total assets and net loss was $72.8 million and approximately $44,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2010, the Company did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

The Company co-invests with United Services Automobile Association (the “USAA partnership”) in which the Company has an ownership interest of 20.01%. As of March 31, 2010, the USAA partnership owned eight shopping centers, had total assets of $139.4 million, and recorded a net loss of approximately $380,000 for the three months ended and the Company’s share of its total

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

assets and net loss was $27.9 million and approximately $75,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, the Company did not sell any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, the Company has recognized gains of $19.5 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	March 31, 2010	December 31, 2009
Investment in real estate, net	$3,893,733	3,900,277
Acquired lease intangible assets, net	143,149	147,151
Other assets	132,993	137,753

Total assets	$4,169,875	4,185,181

Notes payable	$2,495,224	2,477,928
Acquired lease intangible liabilities, net	85,815	87,009
Other liabilities	72,051	80,011
Capital - Regency	460,666	375,076
Capital - Third parties	1,056,119	1,165,157

Total liabilities and capital	$4,169,875	4,185,181

Investments in real estate partnerships had notes payable of $2.5 billion as of March 31, 2010 and December 31, 2009 and the Company’s proportionate share of these loans was $813.6 million and $585.5 million, respectively. The Company does not guarantee these loans with the exception of an $8.6 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner.

As of March 31, 2010, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$2,915	613,310	18,346	634,571	242,296
2011	3,694	466,470	8,591	478,755	185,451
2012	4,396	244,418	—	248,814	96,054
2013	4,226	32,447	—	36,673	13,376
2014	4,213	77,290	—	81,503	23,081
Beyond 5 Years	25,555	983,883	—	1,009,438	252,175
Unamortized debt premiums, net	—	5,470	—	5,470	1,144

Total	$44,999	2,423,288	26,937	2,495,224	813,577

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

On April 30, 2010, GRIR repaid $514.8 million of its $562.0 million mortgage debt maturing in 2010, which required pro-rata contributions from the Company and GRI. Note 15 for further discussion.

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the three months ended March 31,
	2010	2009
Total revenues	$109,904	110,427

Operating expenses:
Depreciation and amortization	39,084	40,727
Operating and maintenance	18,772	16,878
General and administrative	2,221	1,726
Real estate taxes	15,120	15,489
Provision for doubtful accounts	1,485	588
Other expenses	43	(112)

Total operating expenses	76,725	75,296

Other expense (income):
Interest expense, net	34,734	33,452
Gain on sale of real estate	—	(6,432)
Provision for impairment	9,033	—
Other income	1	35

Total other expense (income)	43,768	27,055

Net (loss) income	$(10,589)	8,076

Regency’s share of net (loss) income	$(3,892)	1,902

5.	Notes Receivable

The Company had notes receivable outstanding of $36.8 million and $37.8 million at March 31, 2010 and December 31, 2009, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through January 2019 and are secured by property held as collateral.

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $9.4 million and $10.0 million at March 31, 2010 and December 31, 2009, respectively, of which $9.0 million and $9.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 5.3 years and the aggregate amortization expense recorded for these in-place leases was approximately $579,000 and $766,000 for the three months ended March 31, 2010 and 2009, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $316,000 and $341,000 at March 31, 2010 and

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

December 31, 2009, respectively. The remaining weighted average amortization period was 3.2 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $25,000 and $26,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company had acquired lease intangible liabilities, net of accretion, of $5.4 million and $5.9 million as of March 31, 2010 and December 31, 2009, respectively. The remaining weighted average accretion period is 3.9 years and the aggregate amount recorded as an increase to minimum rent for these below-market rents was approximately $459,000 and $507,000 for the three months ended March 31, 2010 and 2009, respectively.

7.	Income Taxes

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Income tax expense (benefit) from:
Continuing operations	$7	(190)
Discontinued operations	18	—

Total income tax expense (benefit)	$25	(190)

8.	Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 12% of the secured debt of the Operating Partnership.

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 4.44% to 8.40% and average 6.63%. As of March 31, 2010, the Company had two variable rate mortgage loans, one in the amount of $4.6 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $2.3 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

The Company's outstanding debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$397,590	398,820
Variable rate mortgage loans	6,880	5,596
Fixed rate unsecured loans	1,482,058	1,481,964

Total notes payable	$1,886,528	1,886,380

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

As of March 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$3,738	28,523	140,461	172,722
2011	4,837	13,603	193,486	211,926
2012	5,105	—	250,000	255,105
2013	4,979	16,348	—	21,327
2014	4,380	15,703	150,000	170,083
Beyond 5 Years	8,853	299,280	750,000	1,058,133
Unamortized debt discounts, net	—	(879)	(1,889)	(2,768)

Total	$31,892	372,578	1,482,058	1,886,528

Secured debt

During the three months ended March 31, 2010, the Company drew approximately $1.3 million on its construction loan for a development project.

Unsecured debt

The Company has a $600.0 million line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at the Company’s option. We have the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at March 31, 2010 or December 31, 2009.

The Company has a $113.8 million revolving credit facility available at its discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At March 31, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at March 31, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), the Company currently has $713.8 million of total capacity and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2010, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

9.	Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as loss on derivative instruments. During the three months ended March 31, 2010, the Company had approximately $343,000 of hedge ineffectiveness recognized in earnings attributable to the revised inputs used in the valuation models to estimate effectiveness.

Realized gains and losses associated with the settled interest rate swaps have been included in accumulated other comprehensive loss in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership. Unrealized gains or losses will not be amortized until such time that the probable debt issuances are completed as long as the interest rate swaps continue to qualify for hedge accounting.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three months ended (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009
Interest rate products	$(6,901)	22,210	Interest expense	$825	327	Loss on derivative instruments	$ 343	—

The unamortized balance of the settled interest rate swaps at March 31, 2010 and December 31, 2009 was $24.6 million and $25.4 million, respectively.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk outstanding as of March 31, 2010 (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$100,000	5.415%	09/15/20	$(11,089)
90,700	5.399%	01/15/20	(12,123)
100,000	5.415%	09/15/20	(11,067)

$290,700			$(34,279)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in thousands):

Liability Derivatives
As of March 31, 2010		As of December 31, 2009
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$(34,279)	Derivative instruments	$(28,363)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For $200.0 million of the remaining Swaps, the Company continues to expect to issue new debt for a term of 7 to 12 years during the period between April 1, 2010 and March 31, 2011. For $90.7 million of the remaining Swaps, the Company continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. As the $90.7 million cash flow hedge became effective January 15, 2010, the Company began accruing interest due at the settlement date. Interest of approximately $985,000 was accrued in accounts payable and accrued expenses and recognized in OCI as of March 31, 2010.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The Company continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Company’s current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Company expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new loans are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issued above that of unsecured public debt maturing through 2011 would result in additional annual interest expense of $3.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the respective interest rate swaps.

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

As of March 31, 2010 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilties (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(34,279)	—	(35,376)	1,097

As of December 31, 2009 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

	Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilties	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(28,363)	—	(29,040)	677

Changes in Level 3 inputs are not considered significant enough to warrant reconciliation as of March 31, 2010 or December 31, 2009.

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the three months ended March 31, 2010 and 2009 the Company did not establish provisions for impairment of long-lived assets.

Notes Payable

The fair value of the Company’s notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was approximately $1.5 billion and $1.4 billion at March 31, 2010 and December 31, 2009.

Noncontrolling Interests of the Parent Company and Partners’ Capital

The Operating Partnership had 443,988 and 468,211 limited Partnership Units outstanding as of March 31, 2010 and December 31, 2009, respectively. The limited Partnership Units are exchangeable for the Parent Company’s common stock. The redemption value of the limited Partnership Units’ is based on the closing market price of the Parent Company’s common stock and is used to calculate the fair value measurement. Therefore, the fair value measurements fall within Level 1 of the fair value hierarchy. The Parent Company’s closing common stock price was $37.47 and $35.06 per share as of March 31, 2010 and December 31, 2009, respectively, and the aggregate redemption value of the limited Partnership Units was $16.6 million and $16.4 million, respectively.

Noncontrolling Interests of the Parent Company and the Operating Partnership

At March 31, 2010, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $8.8 million and $9.1 million at March 31, 2010 and December 31, 2009, respectively, and is generally determined by applying a market-based capitalization rate to net operating income. Each of the inputs used in calculating these fair value

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

measurements fall within Level 3 of the fair value hierarchy. Their related carrying value was $6.7 million and $6.6 million as of March 31, 2010 and December 31, 2009, respectively, which is included within noncontrolling interests of Limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity and Capital

Equity of the Parent Company

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of March 31, 2010 are summarized as follows:

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

Noncontrolling Interest of Preferred Units

At March 31, 2010 and December 31, 2009, the face value of the Series D preferred units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Terms and conditions for the Series D preferred units outstanding as of March 31, 2010 and December 31, 2009 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/14

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The Series D preferred units are callable at par beginning September 29, 2009, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Series D preferred units may be exchanged by the holder for cumulative redeemable preferred stock of the Parent Company at an exchange rate of one unit for one share. The Series D preferred units and the related preferred stock are not convertible into common stock of the Parent Company.

Noncontrolling Interest of Exchangeable Operating Partnership Units

The Operating Partnership had 443,988 and 468,211 limited Partnership Units outstanding as of March 31, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At March 31, 2010 and December 31, 2009, the Company’s noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. As of March 31, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of March 31, 2010, the Parent Company, as general partner, owned approximately 99% or 81,584,156 of the total 82,028,144 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 443,988 and 468,211 limited Partnership Units outstanding as of March 31, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	For the three months ended March 31,
	2010	2009
Restricted stock	$1,713	1,445
Directors’ fees paid in common stock	49	87

Total	$1,762	1,532

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended March 31, 2010 and 2009, compensation expense of approximately $167,000 and $495,000, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company’s common stock or stock options. The plan permits the grant of any type of stock-based award but limits non-option awards to no more than 2.75 million shares. At March 31, 2010, there were approximately 2.1 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of the Parent Company’s outstanding common stock.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

The following table reports stock option activity during the three months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2009	453,463	$51.90
Less: Forfeited	1,089	51.36

Outstanding March 31, 2010	452,374	$51.90	4.2	$(6,530)

Vested and expected to vest - March 31, 2010	452,374	$51.90	4.2	$(6,530)

Exercisable March 31, 2010	450,189	$51.73	4.2	$(6,419)

There were no stock options granted in 2010. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the three months ended March 31, 2010:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	4,369	$8.78
Less: 2010 Vesting	2,184	8.78

Non-vested at March 31, 2010	2,185	$8.78

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

•

Performance-based vesting grants are earned subject to future performance measurements, which include individual goals, annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

the performance criteria are met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period. If such performance criteria are not met, the compensation cost previously recognized would not be reversed.

•

The 8-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term. If such vesting criteria are not met, the compensation cost previously recognized would not be reversed.

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

The following table reports non-vested restricted stock activity during the three months ended March 31, 2010:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2009	367,662
Add: Granted	258,997		$35.26
Less: Vested and Distributed	154,134		$34.66
Less: Forfeited	31,675		$68.04

Non-vested at March 31, 2010	440,850	$16,519

As of March 31, 2010, there was $16.3 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. When recognized, this compensation results in additional paid in capital of the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units of the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

13.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively (in thousands except per share data):

	2010	2009
Numerator:
Income from continuing operations	$11,585	20,631
Discontinued operations	6,823	5,082

Net income	18,408	25,713
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	1,121	1,231

Net income attributable to common stockholders	12,368	19,563
Less: Dividends paid on unvested restricted stock	191	325

Net income attributable to common stockholders - basic and diluted	$12,177	19,238

Denominator:
Weighted average common shares outstanding for basic EPS	81,250	69,670
Incremental shares to be issued under Forward Equity Offering	1,087	—

Weighted average common shares outstanding for diluted EPS	82,337	69,670

Income per common share – basic
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common stockholders per share	$0.15	0.28

Income per common share – diluted
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common stockholders per share	$0.15	0.28

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 2010 and 2009, respectively (in thousands except per unit data):

	2010	2009
Numerator:
Income from continuing operations	$11,585	20,631
Discontinued operations	6,823	5,082

Net income	18,408	25,713
Less: Preferred unit distributions	5,850	5,850
Less: Noncontrolling interests	96	136

Net income attributable to common unit holders	12,462	19,727
Less: Dividends paid on unvested restricted stock	191	325

Net income attributable to common unit holders - basic and diluted	$12,271	19,402

Denominator:
Weighted average common units outstanding for basic EPU	81,693	70,138
Incremental units to be issued under Forward Equity Offering	1,087	—

Weighted average common units outstanding for diluted EPU	82,780	70,138

Income from continuing operations – basic
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common unit holders per unit	$0.15	0.28

Income from continuing operations – diluted
Continuing operations	$0.07	0.21
Discontinued operations	0.08	0.07

Net income attributable to common unit holders per unit	$0.15	0.28

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

14.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property’s value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated potential liability. If the Company is liable for remediation of environmental damage relating to properties previously disposed, the likelihood of a material unfavorable outcome of that contingency is remote, as a thorough environmental assessment is performed during the due diligence required by a sale of a property. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating these environmental obligations to be $3.3 million and $3.2 million, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of March 31, 2010 and December 31, 2010, respectively. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2010 and December 31, 2009, the Company had $9.3 million and $9.5 million letters of credit outstanding, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2010

15.	Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after its March 31, 2010 consolidated balance sheet date noting the following material events or transactions:

On April 30, 2010, GRIR repaid $514.8 million of mortgage debt, without penalty, in order to minimize its refinancing and interest rate risks. The Company contributed $205.9 million as its pro-rata share of the repayment as a capital contribution to GRIR using proceeds from the Line and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership in the real estate partnership to 60%. As a part of this transaction, the Company also received a disposition fee of $2.6 million paid by GRI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation and Regency Centers, L.P. operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere within.

Overview of Our Strategy

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. (the “Operating Partnership”). The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on total share and unit holder return in excess of peer indices and sustaining growth in net asset value and earnings. We will achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns 99% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At March 31, 2010, we directly owned 214 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.8 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $3.9 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 185 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.4 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $334.0 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing, and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 399 shopping centers located in 28 states and the District of Columbia and contains 45.2 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will provide sustained growth in earnings per share and unit and net asset value over the long term.

We seek a range of strong national, regional, and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process, the Premier Customer Initiative (“PCI”), to promote mutually beneficial relationships with our side-shop retailers. The objective of PCI is for us to build a base of non-anchor tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help grow and stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover, and yield higher sustainable rents.

Through the first three months of 2010, we began to see evidence of modest economic recovery through strengthening retail fundamentals, higher levels of new leasing activity, and fewer tenant defaults as compared to 2009. During the first quarter of 2010, signed new leases were more than 50% higher than the average quarterly new leases signed during 2009, as measured on a square foot basis. At March 31, 2010, the operating shopping centers on a Combined basis were 93.0% leased, as compared to 93.2% at December 31, 2009. Increasing occupancy in our shopping centers to historical levels of 95% is a key objective of our strategic plan that should generate substantial growth in our future earnings and net asset value, but will likely require several years to accomplish.

We continue to closely monitor the operating performance and collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. These weaker tenants continue to move out of our shopping centers. During the first quarter of 2010, we experienced a 25% higher moveout rate as compared to the quarterly move out average experienced during 2009, measured on a square foot basis.

We also continue to monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As economic weakness continues in geographic areas where we have centers that contain leases with these types of clauses, we could experience further reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.

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

We strive to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 81.9% of our consolidated real estate assets at March 31, 2010 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and maintain significant availability on our $713.8 million line of credit commitment, which had no outstanding balance at March 31, 2010. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 47.0% at March 31, 2010, which is higher than our ratio at December 31, 2009 of 45.9% as a result of our increased ownership in the joint venture with Global Retail Investors (“GRI”) as discussed further below. Our coverage ratio including our pro-rata share of our real estate partnerships was 2.0 times at March 31, 2010 as compared to 2.1 times at December 31, 2009. We define our coverage ratio as EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing shopping centers, which in combination with a conservative capital structure should favorably impact our coverage ratio on a long-term basis.

Capital recycling involves contributing shopping centers to co-investment partnerships and culling non-strategic assets from our real estate portfolio and selling those in the open market. These sales proceeds are either reserved for future capital commitments related to in process development, redevelopments or debt maturities, or re-deployed into new developments or acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to generate capital in excess of our current commitments, we will reduce our new investment activity accordingly.

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

Our co-investment partnerships have significant levels of debt that mature through 2012 and are subject to significant borrowing risks if the capital markets again become unavailable as they were during the recent recession. As a result of the declines in commercial real estate values over the past 18 months, the refinancing of maturing loans will require us and our joint venture partners to each contribute their respective pro-rata share of capital to the joint ventures in order to reduce the amount of borrowing to acceptable loan to value levels which we expect will be required for new financings. While we have to date successfully refinanced our maturing loans, the weak U.S. economy may hinder our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt. While we believe that our joint venture partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the weak economy will not inhibit their ability to access capital and meet their future funding commitments. The impact to the Company of a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	March 31, 2010	December 31, 2009
Number of Properties (a) (d)	399	400
Number of Properties (b) (d)	214	216
Number of Properties (c) (d)	185	184
Properties in Development (a)	36	40
Properties in Development (b)	35	39
Properties in Development (c)	1	1
Gross Leasable Area (a)	45,169,007	44,971,962
Gross Leasable Area (b)	22,800,117	22,965,276
Gross Leasable Area (c)	22,368,890	22,006,686
% Leased – Operating and Development (a)	92.1%	92.1%
% Leased – Operating and Development (b)	91.1%	91.0%
% Leased – Operating and Development (c)	93.1%	93.2%
% Leased – Operating (a)	93.0%	93.2%
% Leased – Operating (b)	92.9%	93.2%
% Leased – Operating (c)	93.2%	93.3%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
( b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)
(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
( d )	Includes Properties in Development

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	March 31, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	69	8,720,239	19.3%	92.7%	71	8,743,529	19.4%	92.5%
Florida	56	5,433,356	12.0%	91.8%	56	5,432,000	12.1%	91.3%
Texas	35	4,352,958	9.6%	89.5%	35	4,358,457	9.7%	89.8%
Virginia	29	3,698,187	8.2%	94.2%	29	3,635,546	8.1%	94.9%
Illinois	23	2,769,037	6.1%	90.4%	23	2,769,037	6.2%	89.7%
North Carolina	16	2,270,466	5.0%	91.5%	15	2,073,487	4.6%	89.7%
Missouri	23	2,265,466	5.0%	97.0%	23	2,265,466	5.0%	96.8%
Ohio	15	2,235,338	4.9%	93.4%	15	2,245,341	5.0%	93.1%
Colorado	20	2,064,253	4.6%	91.1%	20	2,070,251	4.6%	90.4%
Maryland	16	1,860,355	4.1%	91.2%	16	1,873,908	4.2%	92.8%
Georgia	19	1,671,632	3.7%	89.1%	19	1,661,612	3.7%	92.0%
Pennsylvania	12	1,399,386	3.1%	92.9%	12	1,414,123	3.1%	92.4%
Washington	11	1,038,514	2.3%	94.8%	11	1,038,514	2.3%	95.4%
Oregon	8	752,161	1.7%	98.1%	8	752,162	1.7%	98.1%
Tennessee	7	565,386	1.3%	90.5%	7	565,386	1.3%	91.8%
Massachusetts	3	557,037	1.2%	95.4%	3	564,386	1.2%	95.2%
Arizona	4	496,073	1.1%	90.7%	4	496,073	1.1%	89.4%
Minnesota	3	483,938	1.1%	96.5%	3	483,938	1.1%	97.3%
Delaware	4	472,005	1.0%	90.1%	4	472,005	1.0%	91.0%
Nevada	2	439,467	1.0%	79.1%	2	432,990	1.0%	78.0%
South Carolina	6	360,718	0.8%	96.0%	6	360,718	0.8%	95.2%
Indiana	6	273,253	0.6%	82.1%	6	273,253	0.6%	80.3%
Wisconsin	2	269,128	0.6%	98.3%	2	269,128	0.6%	97.7%
Alabama	2	203,206	0.4%	70.7%	2	203,206	0.4%	72.0%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.4%	95.2%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.3%	85.8%	2	118,273	0.3%	85.8%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	399	45,169,007	100.0%	92.1%	400	44,971,962	100.0%	92.1%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $404.5 million and $2.5 billion, respectively, as of March 31, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	March 31, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	42	5,165,074	22.7%	92.4%	44	5,340,854	23.3%	93.1%
Florida	44	4,423,144	19.4%	91.9%	44	4,421,788	19.2%	91.2%
Texas	24	2,972,519	13.0%	88.7%	24	2,978,018	13.0%	88.8%
Ohio	13	1,698,265	7.5%	94.0%	13	1,708,268	7.4%	93.6%
Georgia	16	1,428,281	6.3%	88.0%	16	1,418,261	6.2%	91.4%
Colorado	14	1,117,008	4.9%	88.0%	14	1,123,006	4.9%	87.1%
Virginia	7	912,540	4.0%	94.2%	7	864,116	3.8%	93.2%
North Carolina	9	873,943	3.8%	93.4%	9	873,943	3.8%	92.3%
Oregon	7	659,060	2.9%	98.1%	7	659,061	2.9%	98.0%
Tennessee	6	479,321	2.1%	89.8%	6	479,321	2.1%	91.3%
Washington	6	461,073	2.0%	92.2%	6	461,073	2.0%	93.5%
Nevada	2	439,467	1.9%	79.1%	2	432,990	1.9%	78.0%
Illinois	3	414,168	1.8%	91.4%	3	414,168	1.8%	85.2%
Arizona	3	388,440	1.7%	92.0%	3	388,440	1.7%	90.4%
Massachusetts	2	371,758	1.6%	93.1%	2	379,107	1.6%	92.9%
Pennsylvania	4	305,524	1.3%	91.5%	4	320,279	1.4%	88.7%
Delaware	2	240,418	1.1%	93.3%	2	240,418	1.0%	93.3%
Michigan	2	118,273	0.5%	85.8%	2	118,273	0.5%	85.8%
Maryland	1	95,010	0.5%	84.9%	1	107,063	0.5%	75.4%
Alabama	1	84,740	0.4%	76.2%	1	84,740	0.4%	76.2%
South Carolina	2	74,421	0.3%	94.4%	2	74,421	0.3%	90.6%
Indiana	3	54,484	0.2%	47.4%	3	54,484	0.2%	44.7%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	214	22,800,117	100.0%	91.1%	216	22,965,276	100.0%	91.0%

The Consolidated Properties are encumbered by mortgage loans of $404.5 million as of March 31, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	March 31, 2009				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,555,165	15.9%	93.1%	27	3,402,675	15.5%	91.6%
Virginia	22	2,785,647	12.5%	94.3%	22	2,771,430	12.6%	95.4%
Illinois	20	2,354,869	10.5%	90.3%	20	2,354,869	10.7%	90.5%
Missouri	23	2,265,466	10.1%	97.0%	23	2,265,466	10.3%	96.8%
Maryland	15	1,765,345	7.9%	91.5%	15	1,766,845	8.0%	93.8%
North Carolina	7	1,396,523	6.2%	90.3%	6	1,199,544	5.5%	87.8%
Texas	11	1,380,439	6.2%	91.3%	11	1,380,439	6.3%	92.1%
Pennsylvania	8	1,093,862	4.9%	93.2%	8	1,093,844	5.0%	93.5%
Florida	12	1,010,212	4.5%	91.4%	12	1,010,212	4.6%	92.0%
Colorado	6	947,245	4.2%	94.7%	6	947,245	4.3%	94.4%
Washington	5	577,441	2.6%	96.9%	5	577,441	2.6%	96.9%
Ohio	2	537,073	2.4%	91.6%	2	537,073	2.4%	91.6%
Minnesota	3	483,938	2.2%	96.5%	3	483,938	2.2%	97.3%
South Carolina	4	286,297	1.3%	96.4%	4	286,297	1.3%	96.4%
Wisconsin	2	269,128	1.2%	98.3%	2	269,128	1.2%	97.7%
Georgia	3	243,351	1.1%	95.2%	3	243,351	1.1%	95.6%
Delaware	2	231,587	1.0%	86.9%	2	231,587	1.1%	88.5%
Indiana	3	218,769	1.0%	90.7%	3	218,769	1.0%	89.1%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.8%	100.0%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.8%	100.0%
New Jersey	2	156,482	0.7%	95.2%	2	156,482	0.7%	95.2%
Alabama	1	118,466	0.5%	66.8%	1	118,466	0.5%	69.1%
Arizona	1	107,633	0.5%	85.8%	1	107,633	0.5%	85.8%
Oregon	1	93,101	0.4%	98.1%	1	93,101	0.4%	98.1%
Tennessee	1	86,065	0.4%	94.8%	1	86,065	0.4%	94.8%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%

Total	185	22,368,890	100.0%	93.1%	184	22,006,686	100.0%	93.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.5 billion as of March 31, 2010.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at March 31, 2010:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	54	7.6%	4.6%
Publix	57	6.8%	4.1%
Safeway	61	6.0%	3.9%
Super Valu	31	3.3%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the three months ended March 31, 2010 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (a)	% of GLA	Regency Pro-rata (b)	% of GLA
Leasing Activity:
New Leases Signed	476	1.0%	348	1.2%
Existing Leases Renewed	762	1.7%	535	1.8%

Total Leasing Activity	1,238	2.7%	883	3.0%

Leases Moved Out	(606)	-1.3%	(452)	-1.5%

New Leases less Moveouts	(130)	-0.3%	(104)	-0.3%

Rental Rate Growth %	-1.6%		0.7%
Leases Expiring in 2010 (c)	2,220	4.9%	1,495	5.0%
Leases Expiring in 2011	4,114	9.1%	2,893	9.7%
Leases Expiring in 2012	5,212	11.5%	3,601	12.1%

(a)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.

(b)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.

(c)	Excludes 455 (Combined Properties) and 322 (Regency Pro-rata) square feet of leases under month to month rental agreements or leases in process of renewal

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to reject any or all of their leases and close related stores while paying, in some instances, reduced damages for breaching the lease, or assume the lease by curing any default and continuing to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and tenant receivables. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

As of March 31, 2010, 78 video rental stores occupied our shopping centers on a Combined Basis and represent $6.3 million of annual base rent on a pro-rata basis. Blockbuster Video represents the majority of our video rental leases with 70 stores and annual base rent of $5.8 million or 1.3% of our annualized base rent including our pro-rata share of 29 stores in the Unconsolidated Properties.

Blockbuster has already terminated one lease and has communicated that approximately 30 of the 70 leases will be renewed. Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010. We currently have three Movie Gallery/Hollywood Video stores occupying our shopping centers and we anticipate that these stores will close during 2010. The base rent associated with these three stores is insignificant to our annual base rent on a pro-rata basis.

During 2010, Fili’s Enterprises, Inc. doing business as Daphne’s Cafe, along with Pizzeria Uno, Swoozie’s, and Pearl Arts also filed for Chapter 11 bankruptcy protection. Of these seven leases, none have been assumed and two leases have been rejected. The combined annual base rent on a pro-rata basis associated with these leases is insignificant to our annual base rent on a pro-rata basis.

We continue to monitor and communicate with those tenants who have announced store closings or are experiencing financial distress. We expect as the weak economy continues, additional retailers could announce store closings and/or bankruptcies that could negatively impact our shopping centers. However, we are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Net cash provided by operating activities	$44,708	39,793
Net cash provided by (used in) investing activities	19,443	(46,389)
Net cash (used in) provided by financing activities	(44,090)	9,732

Net increase in cash and cash equivalents	$20,061	3,136

On March 31, 2010 our cash balance was $119.5 million. We operate our business such that we expect net cash provided by operating activities in combination with proceeds generated from sales of development properties and land will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. Net cash provided by operating activities plus gains from the sale of development properties and land of $7.6 million and $3.9 million totaled $52.3 million and $43.7 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, we incurred capital expenditures to maintain our shopping centers of $2.4 million and $1.9 million; we paid scheduled principal payments of $1.2 million and $1.3 million; and we paid distributions of $43.1 million and $55.8 million, respectively. Our Board of Directors reduced our quarterly dividend to $0.4625 per share and unit beginning in May 2009 from the previous $0.725 paid in March 2009. Our dividend distribution policy is set by our Board of Directors who continuously reviews our financial results and determines our distribution rates. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Commitments available to us under our Operating Partnership’s unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million. The Line is available to us through January 2011, at which time we have the option to extend $600.0 million of the commitment to January 2012. Based upon our on-going discussions with our Line banks, we believe we will be able to successfully negotiate and extend the Line at a commitment level sufficient to meet our working capital and investing needs when it matures.

We currently estimate that we will require approximately $907.1 million through 2012 primarily to repay $626.1 million of maturing debt, complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. Included in these capital requirements are $584.0 million of unsecured public debt, as further described below under Notes Payable, which we intend to repay at maturity from the proceeds of new unsecured issues. To the extent that issuing unsecured debt is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets available for secured mortgage financing whose proceeds could be used to repay the unsecured debt at maturity. When necessary, the Line is available to fund our capital needs. We will receive $235.8 million of net proceeds once we settle the 8.0 million common share forward equity offering completed during 2009, as discussed below under Equity and Capital.

At March 31, 2010 we had 38 projects under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $721.8 million after projected sales of adjacent land and out-parcels. This compares to 40 properties that were under construction at December 31, 2009 representing an investment of $820.7 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.0% when completed and fully leased. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $31.1 million.

At March 31, 2010, our joint ventures had $1.4 billion of scheduled secured mortgage loans and credit lines maturing through 2012 including $634.6 million of loans maturing in 2010. On April 30, 2010 our joint venture with GRI repaid, without penalty, $514.8 million of mortgage loans that would have matured in July 2010. Regency and GRI each contributed capital to the joint venture for their respective pro-rata share of the repayment. The GRI joint venture expects to close on $202 million of new 10 year secured mortgage loans during May 2010, and distribute the proceeds to Regency and GRI in proportion to their ownership interest. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable.

We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner’s partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner’s financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships including lines of credit as of March 31, 2010. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.6 million loan which contains guarantees from each partner limited however to their respective interest.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At March 31, 2010, the Parent Company and the Operating Partnership each had existing shelf registration statements available for the issuance of new equity or debt securities, respectively.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets, and dissolution of the joint ventures are subject to the approval of all partners.

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

The operations and gains related to properties sold to our investments in real estate partnerships are not classified as discontinued operations because we continue to provide property management services to these shopping centers under market rate agreements with our co-investment partnerships. For those properties acquired by the joint venture from unrelated parties, we are required to contribute our pro-rata share based on our ownership interest of the purchase price to the co-investment partnerships.

At March 31, 2010, we had investments in real estate partnerships of $334.0 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at March 31, 2010 and December 31, 2009 (dollars in thousands):

	2010	2009
Number of Joint Ventures	18	18
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	185	184
Combined Assets	$4,169,875	$4,185,181
Combined Liabilities	2,653,090	2,644,948
Combined Equity	1,516,785	1,540,233
Regency’s Share of (a):
Assets	$1,321,116	$998,960
Liabilities	860,450	623,884

( a )

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these real estate partnerships, we received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.9 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively.

Our investments in real estate partnerships as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$162,069	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	319	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,746	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	27,920	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,737	11,202
Cameron Village LLC (Cameron)	30.00%	18,011	18,285
RegCal, LLC (RegCal)	25.00%	15,871	12,863
Regency Retail Partners (the Fund)	20.00%	21,753	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,865	5,111
Other investments in real estate partnerships	50.00%	48,672	49,215

Total		$333,963	326,212

(1)	At December 31, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 25.00%

Investments in real estate partnerships are reported net of deferred gains of $51.8 million and $52.0 million at March 31, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each co-investment partnership are described below.

At March 31, 2010, we co-invested with Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide (“MCW”), and GRI, a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). Our investment in GRIR totals $162.1 million and represents 4.1% of our total assets at March 31, 2010.

On July 17, 2009, we announced that MCW had agreed to sell a 60% partnership interest to GRI in two closings. The initial closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, we acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased our ownership to 25% from 24.95%. At the initial closing we received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI. On April 30, 2010, GRI closed on the remaining 15% interest from MCW, increasing its total ownership in the real estate partnership to 60%. This transaction occurred simultaneously with GRIR’s prepayment of the mortgage loans, as discussed further under “Notes Payable”. We received an additional disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI at the second closing. We will continue as asset manager, property manager and leasing agent under various agreements with GRI.

As part of the original agreement, we negotiated two separate options to acquire an additional 15% interest in the partnership. In November 2009, we exercised our two options with closing contingent upon obtaining lender consents. We funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, we received lender consent and closed on our options increasing our investment in the real estate partnership to 40%.

As of March 31, 2010, GRIR owned 86 shopping centers, had total assets of $2.2 billion and net loss of $10.4 million for the three months ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for any properties sold to GRIR on or after January 1, 2010. During 2010, we did not sell any properties to GRIR. Since the inception of GRIR (formerly MCWR II), we recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000.

We co-invest with CHRR as the only other partner in two co-investment partnerships, one in which we have an ownership interest of 24.95% (“MCWR III”) and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the two co-investment partnerships with CHRR totals $24.1 million and represents less than 1% of our total assets at March 31, 2010. At March 31, 2010, the CHRR joint ventures had total assets of $439.1 million and a net loss of $1.7 million for the three months ended. Our share of the co-investment partnerships’ total assets was $77.4 million which represents 2.0% of our total assets.

As of March 31, 2010, MCWR III owned four shopping centers, had total assets of $64.3 million, and a net loss of approximately $130,000 for the three months ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to MCWR III on or after January 1, 2010. During 2010, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of March 31, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $374.8 million and recorded a net loss of $1.6 million for the three months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia

II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $56.7 million and represents 1.4% of our total assets at March 31, 2010. At March 31, 2010, the OPERF joint ventures had total assets of $735.4 million and net income of $1.6 million for the three months ended. Our share of the co-investment’s total assets was $158.7 million which represents 4.0% of our total assets.

As of March 31, 2010, Columbia I owned 14 shopping centers, had total assets of $317.2 million, and net income of $1.8 million for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2010, we did not sell any properties to Columbia I. Since the inception of Columbia in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gains of $4.3 million.

As of March 31, 2010, Columbia II owned 16 shopping centers, had total assets of $310.7 million, and net income of approximately $109,000 for the three months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2010, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of March 31, 2010, Cameron owned one shopping center, had total assets of $107.5 million, and a net loss of $313,000 for the three months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2010, RegCal owned eight shopping centers, had total assets of $186.9 million, and a net loss of approximately $202,000 for the three months ended. Our share of RegCal’s total assets was $46.7 million which represents 1.2% of our total assets. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2010, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for $12.9 million, net of assumed debt of $18.0 million, and the Company contributed $3.3 million for its proportionate share of the purchase price.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of March 31, 2010, the Fund owned nine shopping centers, had total assets of $364.8 million, and recorded a net loss of approximately $490,000 for the three months ended. Our share of the Fund’s total assets was $72.8 million which represents 1.9% of our total assets. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2010, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

We co-invest with United Services Automobile Association (the “USAA partnership”) in which we have an ownership interest of 20.01%. As of March 31, 2010, the USAA partnership owned eight shopping centers, had total assets of $139.4 million, and recorded a net loss of approximately $380,000 for the three months ended. Our share of USAA’s total assets was $27.9 million which represents less than 1% of our total assets. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, we applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, we did not sell any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, we recognized gains of $19.5 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

Notes Payable

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 12% of the secured debt of the Operating Partnership.

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 4.44% to 8.40% and average 6.63%. As of March 31, 2010, we had two variable rate mortgage loans, one in the amount of $4.6 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $2.3 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

At March 31, 2010, 99.6% of our total debt had fixed interest rates, compared with 99.7% at December 31, 2009. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 1% of our total debt.

Outstanding debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$397,590	398,820
Variable rate mortgage loans	6,880	5,596
Fixed rate unsecured loans	1,482,058	1,481,964

Total notes payable	$1,886,528	1,886,380

As of March 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$3,738	28,523	140,461	172,722
2011	4,837	13,603	193,486	211,926
2012	5,105	—	250,000	255,105
2013	4,979	16,348	—	21,327
2014	4,380	15,703	150,000	170,083
Beyond 5 Years	8,853	299,280	750,000	1,058,133
Unamortized debt discounts, net	—	(879)	(1,889)	(2,768)

Total	$31,892	372,578	1,482,058	1,886,528

At March 31, 2010, our investments in real estate partnerships had notes payable of $2.5 billion maturing through 2028, of which 97.0% had weighted average fixed interest rates of 5.6%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 73 to 150 basis points. Our pro-rata share of these loans was $813.6 million. We and our partners have no guarantees related to these loans except for an $8.6 million loan related to our ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. As of March 31, 2010, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$2,915	613,310	18,346	634,571	242,296
2011	3,694	466,470	8,591	478,755	185,451
2012	4,396	244,418	—	248,814	96,054
2013	4,226	32,447	—	36,673	13,376
2014	4,213	77,290	—	81,503	23,081
Beyond 5 Years	25,555	983,883	—	1,009,438	252,175
Unamortized debt premiums, net	—	5,470	—	5,470	1,144

Total	$44,999	2,423,288	26,937	2,495,224	813,577

On April 30, 2010, GRIR repaid $514.8 million of $562.0 million mortgage debt maturing in 2010, primarily in July, without penalty, in order to minimize its refinancing and interest rate risks. Regency and GRI each contributed its pro-rata share of the repayment as a capital contribution to GRIR. An additional $47.2 million of mortgage debt will be repaid in September, which will also require pro-rata contributions from each joint venture partner. We currently have sufficient credit capacity under our $600.0 million line of credit (“Line”) commitment to fund these contributions. The joint venture also expects to execute 13 new mortgage loans representing $202.0 million with 10 year terms and rates of 5.825% in May 2010, at which time it will distribute the net proceeds to Regency and GRI in proportion to their ownership interest in GRIR.

We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at our option. We have the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at March 31, 2010 or December 31, 2009.

We have a $113.8 million revolving credit facility available at our discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At March 31, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at March 31, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), we currently have $713.8 million of total capacity and the spread paid is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2010, management believes we are in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

The fair value of our notes payable is estimated based on the current rates available to us for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used, the fair value of notes payable, was approximately $1.5 billion and $1.4 billion at March 31, 2010 and December 31, 2009.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. On March 10, 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million the Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between April 1, 2010 and March 31, 2011. The fair value of these Swaps was a liability of $34.3 million at March 31, 2010. If we were to no longer expect to issue new debt within the terms and periods described above, we would be required to immediately charge the change in the fair value of these Swaps to net income as well as all future changes in value. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity and Capital

We have issued common and preferred stock from the Parent Company and common and preferred units from the Operating Partnership to fund our capital commitments and to maintain a conservative capital structure as described below.

Equity of the Parent Company

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of March 31, 2010 are summarized as follows:

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

In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. We intend to use the proceeds upon settlement of the forward sale agreements to repay debt maturing in 2010 and 2011 and for general corporate purposes.

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through the Operating Partnership in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock of the Parent Company after a specified date at an exchange rate of one share for one unit. The Preferred Units of the Operating Partnership and the related Preferred Stock of the Parent Company are not convertible into common stock of the Parent Company. At March 31, 2010 and December 31, 2009, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units are callable by the Parent Company beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of approximately $842,000.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of March 31, 2010 and December 31, 2009, the Operating Partnership had 443,988 and 468,211 limited Partnership Units outstanding that were not owned by the Parent Company, representing less than 1% of the outstanding Partnership Units of the Operating Partnership. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock, which was $37.47 and $35.06 per share as of March 31, 2010 and December 31, 2009, respectively, an aggregate redemption value of $16.6 million and $16.4 million, respectively.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At March 31, 2010 and December 31, 2009, the noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At March 31, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000. See above for further discussion.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of March 31, 2010, the Parent Company, as general partner, owned approximately 99% or 81,584,156 of the total 82,028,144 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 443,988 and 468,211 limited Partnership Units outstanding as of March 31, 2010 and December 31, 2009, respectively.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At March 31, 2010 and December 31, 2009, we had capitalized pre-development costs of approximately $656,000 and $816,000, respectively, of which approximately $290,000 and $325,000, respectively, were refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the three months ended March 31, 2010 and 2009, we expensed pre-development costs of approximately $144,000 and $150,000, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the three months ended March 31, 2010 and 2009, we capitalized interest of $2.1 million and $6.4 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the three months ended March 31, 2010 and 2009, we capitalized approximately $523,000 and $2.1 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

Real Estate Acquisitions – Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identify intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we assign the purchase price to the applicable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life. We expense transaction costs associated with business combinations in the period incurred.

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

Discontinued Operations – The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. We classify an operating property or a property in development as held-for-sale when we determine that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow a contractual buyer a due diligence period to evaluate the property with the right to cancel the contract without any financial loss. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are likely to close within the requirements set forth above. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued and their operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented.

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

Income Tax Status – The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Parent Company is required to meet certain income and asset tests on a periodic basis to ensure that it continues to qualify as a REIT. As a REIT, the Parent Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities, however, we reassess such positions at each reporting period.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 was issued to amend FASB ASC Topic 855, Subsequent Events, so that Securities and Exchange Commission (“SEC”) filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 was effective immediately and adopted on March 31, 2010.

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010. We adopted this ASU and it did not have an effect on our results of operations or financial position, since we do not have any involvement in variable interest entities.

Results from Operations

Comparison of the three months ended March 31, 2010 to 2009:

At March 31, 2010, on a Combined Basis, we were operating or developing 399 shopping centers, as compared to 400 shopping centers at December 31, 2009. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the percentage leased. At March 31, 2010, on a Combined Basis, we had 36 development properties, as compared to 40 properties at December 31, 2009.

Our revenues increased by $4.7 million or 3.9% to $124.4 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$86,428	86,190	238
Percentage rent	360	700	(340)
Recoveries from tenants and other income	30,649	25,067	5,582
Management, transaction, and other fees	6,931	7,757	(826)

Total revenues	$124,368	119,714	4,654

The increase in minimum rent relates primarily to recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent from certain tenants based on their sales volumes, which were slightly lower than 2009. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as, other income. Recoveries from tenants were $523,000 higher in 2010 as compared to 2009 related to higher operating expenses discussed below. Other income was higher in 2010 primarily due to an increase in termination fees of $4.2 million related to agreements which allows certain tenants to terminate their leases prior to expiration. Termination fees included a $2.5 million fee from a home improvement anchor tenant that terminated its lease; however, we were able to successfully release the space to a new anchor tenant during the first quarter 2010.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$1,408	2,599	(1,191)
Property management fees	3,952	3,940	12
Transaction fees	212	—	212
Leasing commissions and other fees	1,359	1,218	141

	$6,931	7,757	(826)

Asset management fees, which are tied to the value of the real estate we manage in the co-investment partnerships, declined due to an overall decline in commercial real estate values and also due to a reduction in the number of joint venture partnership properties we manage.

Our operating expenses increased by $5.7 million or 7.7% to $80.2 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance, and real estate taxes	$32,182	29,941	2,241
General and administrative	13,735	15,884	(2,149)
Depreciation and amortization	31,331	27,853	3,478
Provision for doubtful accounts	2,355	501	1,854
Other expenses	607	288	319

Total operating expenses	$80,210	74,467	5,743

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. General and administrative expense is 13.5% lower due to no longer incurring the costs associated with employee reductions in force completed during 2009. During the three months ended March 31, 2010, we increased the allowance for doubtful accounts to reserve for past due amounts primarily related to weaker tenants who continue to struggle in the post recession economy.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$367	2,357	(1,990)
Interest on notes payable	31,517	31,426	91
Capitalized interest	(2,080)	(6,359)	4,279
Interest income	(675)	(906)	231

	$29,129	26,518	2,611

Interest on Unsecured credit facilities decreased by $2.0 million as a result of lower outstanding balances during the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, there was no outstanding balance on the Unsecured credit facilities whereas during the three months ended March 31, 2009, the Term Loan was outstanding and the balance on the Line ranged from $15.0 million to $70.0 million. Capitalized interest declined as a result of a reduction in new development activity subsequent to March 31, 2009, as well as, a higher level of shopping center completions.

During the three months ended March 31, 2010, we sold five out-parcels for net proceeds of $4.5 million and recognized a gain of approximately $373,000, whereas during the three months ended March 31, 2009, we sold three out-parcels for net proceeds of $1.6 million and did not recognized any gain.

Our equity in income (loss) of investments in real estate partnerships decreased by $5.8 million during 2010 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	965	(965)
Macquarie CountryWide Direct (MCWR I) (1)	—	—	—	—
GRI - Regency, LLC (GRIR) (2)	40.00%	(4,177)	(87)	(4,090)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(33)	(2)	(31)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(259)	(106)	(153)
Columbia Regency Retail Partners (Columbia I)	20.00%	364	452	(88)
Columbia Regency Partners II (Columbia II)	20.00%	21	17	4
Cameron Village LLC (Cameron)	30.00%	(96)	(38)	(58)
RegCal, LLC (RegCal)	25.00%	(51)	107	(158)
Regency Retail Partners (the Fund)	20.00%	(44)	(110)	66
US Regency Retail I, LLC (USAA)	20.01%	(75)	—	(75)
Other investments in real estate partnerships	50.00%	458	704	(246)

Total		$(3,892)	1,902	(5,794)

(1)	At December 31, 2009, our ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was complete effective December 31, 2009.

(2)	At December 31, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 25.00%.

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to a provision for impairment of $9.0 million recognized by GRIR on a property that we believe will be marketed for sale earlier than originally expected. Our pro-rata share of this provision for impairment was $3.6 million. Excluding the impairment, the declines in revenues or losses incurred by our co-investment partnerships were directly related to reductions in operating revenues as occupancy levels declined from March 31, 2009 levels and to increased allowances for doubtful accounts primarily related to weaker tenants who have continued to struggle post recession.

Income from discontinued operations was $6.8 million for the three months ended March 31, 2010 related to the operations of shopping centers sold or classified as held-for-sale whereas income from discontinued operations was $5.1 million for the three months ended March 31, 2009. Income from discontinued operations for the three months ended March 31, 2010 includes $6.8 million in gains from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of shopping centers sold or classified as held-for-sale. Income from discontinued operations for the three months ended March 31, 2009 includes $3.9 million in gains from the sale of one property in development for net proceeds of $4.9 million and the operations of shopping centers sold or classified as held-for-sale. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net income attributable to common stockholders for the three months ended March 31, 2010 was $12.4 million, a decrease of $7.2 million as compared with net income of $19.6 million for the three months ended March 31, 2009. The decline in net income was primarily related to our $3.6 million pro-rata share of the provision for impairment recorded by GRIR and an increase in operating expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our diluted net income per share was $0.15 in 2010 as compared to diluted net income per share of $.28 in 2009.

Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended March 31, 2010 was $12.5 million, a decrease $7.2 million as compared with net income of $19.7 million for the three months ended March 31, 2009 for the same reasons stated above. Our diluted net income per unit was $0.15 in 2010 as compared to net income per unit of $0.28 in 2009.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.3 million and $3.2 million, all of which has been accrued as of March 31, 2010 and December 31, 2010, respectively. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

We have $376.4 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 7.95%, which includes $333.9 million of unsecured long-term debt. During 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $333.9 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of March 31, 2010 is reflected as a liability of $34.3 million in accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive loss in the accompanying consolidated financial statements. If we were to no longer expect to issue debt as originally forecasted, we would be required to immediately expense the change in fair value of the Swaps to net income including all future changes until settled. During the three months ended March 31, 2010, we had approximately $343,000 of hedge ineffectiveness recognized in earnings attributable to revised inputs used in valuation models to estimate effectiveness. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new debt. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years prior to July 1, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between April 1, 2010 and March 31, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations. An increase of 1.0% in the interest rate of new debt issued, above that of maturing debt, would result in additional annual interest expense of $3.3 million subject to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2010, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at March 31, 2010 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of March 31, 2010 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$172,569	209,395	254,901	21,123	166,295	1,058,133	1,882,416	1,516,341
Average interest rate for all fixed rate debt (a)	6.19%	5.96%	5.80%	5.78%	5.90%	6.26%	—	—
Variable rate LIBOR debt	$153	2,531	204	204	3,788	—	6,880	5,857
Average interest rate for all variable rate debt (a)	4.91%	5.80%	5.80%	5.80%	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.5 billion versus the face value of $1.9 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

Item 4.	Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 30, 2010.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended March 31, 2010.

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2010	—	—	—	—
February 1 through February 28, 2010	43,591	$34.66	—	—
March 1 through March 31, 2010	—	—	—	—

Total	43,591	$34.66	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with options exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, if any, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Date: May 6, 2010	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer