Form 10-Q
period 2010-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-08-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION) DELAWARE (REGENCY CENTERS, L.P.)	59-3191743 59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 81,858,697 as of August 3, 2010.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2010 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of June 30, 2010, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(in thousands, except share data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,058,214	975,861
Buildings and improvements	2,160,802	2,017,843
Properties in development	714,701	920,427

	3,933,717	3,914,131
Less: accumulated depreciation	672,342	622,163

	3,261,375	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	449,413	326,212

Net real estate investments	3,710,788	3,637,827
Cash and cash equivalents	106,433	99,477
Accounts receivable, net of allowance for doubtful accounts of $6,106 and $6,567 at June 30, 2010 and December 31, 2009, respectively	31,878	40,871
Straight-line rent receivable, net of reserve of $1,896 and $1,899 at June 30, 2010 and December 31, 2009	41,440	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $64,438 and $58,861 at June 30, 2010 and December 31, 2009, respectively	58,115	58,376
Acquired lease intangible assets, less accumulated amortization of $12,749 and $11,632 at June 30, 2010 and December 31, 2009, respectively	8,784	10,007
Other assets	28,874	50,203

Total assets	$4,023,126	3,973,806

Liabilities and Equity
Liabilities:
Notes payable	$2,015,247	1,886,380
Unsecured credit facilities	—	—
Accounts payable and other liabilities	98,810	99,145
Derivative instruments, at fair value	28,279	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,537 and $9,715 at June 30, 2010 and December 31, 2009, respectively	5,059	5,896
Tenants’ security and escrow deposits	10,565	10,628

Total liabilities	2,157,960	2,030,412

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at June 30, 2010 and December 31, 2009 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 81,857,922 and 81,539,296 shares issued at June 30, 2010 and December 31, 2009, respectively	819	815
Additional paid in capital	2,033,313	2,022,670
Accumulated other comprehensive loss	(73,950)	(49,973)
Distributions in excess of net income	(429,798)	(373,345)

Total stockholders’ equity	1,805,384	1,875,167

Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at June 30, 2010 and December 31, 2009	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $6,507 and $16,415 at June 30, 2010 and December 31, 2009, respectively	(215)	7,321
Limited partners’ interests in consolidated partnerships	10,839	11,748

Total noncontrolling interests	59,782	68,227

Total equity	1,865,166	1,943,394

Total liabilities and equity	$4,023,126	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended June 30, 2010 and 2009

(in thousands, except per share data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$86,109	85,500
Percentage rent	264	307
Recoveries from tenants and other income	25,709	22,589
Management, transaction, and other fees	9,518	6,898

Total revenues	121,600	115,294

Operating expenses:
Depreciation and amortization	31,499	29,621
Operating and maintenance	17,279	15,396
General and administrative	14,639	9,292
Real estate taxes	14,418	14,005
Provision for doubtful accounts	55	4,731
Other expenses	1,080	929

Total operating expenses	78,970	73,974

Other expense (income):
Interest expense, net of interest income of $640 and $823 in 2010 and 2009, respectively	30,635	25,640
Loss on sale of properties in development	226	—
Provision for impairment	—	2,369
Loss on derivative instruments	579	—

Total other expense (income)	31,440	28,009

Income before equity in income (loss) of investments in real estate partnerships	11,190	13,311
Equity in income (loss) of investments in real estate partnerships	1,782	(26,213)

Income (loss) from continuing operations	12,972	(12,902)
Discontinued operations, net:
Operating income (loss)	(231)	1,598
Gain (loss) on sale of operating properties and properties in development	(32)	19

Income (loss) from discontinued operations	(263)	1,617

Net income (loss)	12,709	(11,285)
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	(27)	92
Limited partners’ interests in consolidated partnerships	(79)	(137)

Net income attributable to noncontrolling interests	(1,037)	(976)

Net income (loss) attributable to controlling interests	11,672	(12,261)
Preferred stock dividends	(4,919)	(4,919)

Net income (loss) attributable to common stockholders	$6,753	(17,180)

Income (loss) per common share - basic:
Continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common stockholders	$0.08	(0.23)

Income (loss) per common share - diluted:
Continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common stockholders	$0.08	(0.23)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the six months ended June 30, 2010 and 2009

(in thousands, except per share data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$172,537	171,689
Percentage rent	624	1,007
Recoveries from tenants and other income	56,358	47,656
Management, transaction, and other fees	16,449	14,655

Total revenues	245,968	235,007

Operating expenses:
Depreciation and amortization	62,830	57,473
Operating and maintenance	34,928	31,189
General and administrative	28,374	25,177
Real estate taxes	28,951	28,153
Provision for doubtful accounts	2,410	5,231
Other expenses	1,687	1,218

Total operating expenses	159,180	148,441

Other expense (income):
Interest expense, net of interest income of $1,315 and $1,729 in 2010 and 2009, respectively	59,764	52,158
Gain on sale of properties in development	(565)	—
Provision for impairment	—	2,369
Loss on derivative instruments	922	—

Total other expense (income)	60,121	54,527

Income before equity in income (loss) of investments in real estate partnerships	26,667	32,039
Equity in loss of investments in real estate partnerships	(2,110)	(24,311)

Income from continuing operations	24,557	7,728
Discontinued operations, net:
Operating income (loss)	(205)	2,794
Gain on sale of operating properties and properties in development	6,765	3,905

Income from discontinued operations	6,560	6,699

Net income	31,117	14,427
Noncontrolling interests:
Preferred units	(1,862)	(1,862)
Exchangeable operating partnership units	(121)	(71)
Limited partners’ interests in consolidated partnerships	(175)	(273)

Net income attributable to noncontrolling interests	(2,158)	(2,206)

Net income attributable to controlling interests	28,959	12,221
Preferred stock dividends	(9,838)	(9,838)

Net income attributable to common stockholders	$19,121	2,383

Income per common share - basic:
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common stockholders	$0.23	0.03

Income per common share - diluted:
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common stockholders	$0.23	0.03

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Equity and Comprehensive Income (Loss)

For the six months ended June 30, 2010

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnerships Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	2,022,670	(49,973)	(373,345)	1,875,167	49,158	7,321	11,748	68,227	1,943,394
Comprehensive Income:
Net income	—	—	—	—	28,959	28,959	1,862	121	175	2,158	31,117
Amortization of loss on derivative instruments	—	—	—	1,752	—	1,752	—	4	—	4	1,756
Change in fair value of derivative instruments	—	—	—	(25,729)	—	(25,729)	—	(60)	—	(60)	(25,789)

Total comprehensive income						4,982				2,102	7,084
Restricted stock issued, net of amortization	—	—	3,426	—	—	3,426	—	—	—	—	3,426
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(1,404)	—	—	(1,404)	—	—	—	—	(1,404)
Common stock issued for dividend reinvestment plan	—	1	1,313	—	—	1,314	—	—	—	—	1,314
Common stock issued for partnership units exchanged	—	3	7,308	—	—	7,311	—	(7,311)	—	(7,311)	—
Contributions from partners	—	—	—	—	—	—	—	—	128	128	128
Distributions to partners	—	—	—	—	—	—	—	—	(1,212)	(1,212)	(1,212)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	(9,838)	(9,838)	(1,862)	—	—	(1,862)	(11,700)
Common stock/unit ($.925 per share)	—	—	—	—	(75,574)	(75,574)	—	(290)	—	(290)	(75,864)

Balance at June 30, 2010	$275,000	819	2,033,313	(73,950)	(429,798)	1,805,384	49,158	(215)	10,839	59,782	1,865,166

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$31,117	14,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,832	57,959
Amortization of deferred loan cost and debt premium	3,185	2,219
Amortization and accretion of above and below market lease intangibles	(777)	(940)
Stock-based compensation, net of capitalization	3,199	1,999
Equity in loss of investments in real estate partnerships	2,110	24,311
Net gain on sale of properties	(7,350)	(3,905)
Provision for doubtful accounts	2,361	5,269
Provision for impairment	—	2,369
Distribution of earnings from operations of investments in real estate partnerships	21,694	17,790
Settlement of derivative instruments	(26,761)	(19,977)
Loss on derivative instruments	922	—
Changes in assets and liabilities:
Accounts receivable	5,418	11,220
Straight-line rent receivables, net	(2,365)	(874)
Other receivables	—	19,700
Deferred leasing costs	(6,278)	(4,299)
Other assets	4,168	(3,344)
Accounts payable and other liabilities	(7,525)	(20,100)
Tenants’ security and escrow deposits	(126)	(431)

Net cash provided by operating activities	85,824	103,393

Cash flows from investing activities:
Development of real estate including acquisition of land	(22,983)	(92,680)
Proceeds from sale of real estate investments	34,501	9,648
Collection of notes receivable	—	12,390
Investments in real estate partnerships	(210,021)	(17,159)
Distributions received from investments in real estate partnerships	79,600	2,986

Net cash used in investing activities	(118,903)	(84,815)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	310,871
Distributions to limited partners in consolidated partnerships, net	(1,182)	(310)
Distributions to exchangeable operating partnership unit holders	(290)	(555)
Distributions to preferred unit holders	(1,862)	(1,862)
Dividends paid to common stockholders	(74,260)	(85,960)
Dividends paid to preferred stockholders	(9,838)	(9,838)
Repayment of fixed rate unsecured notes	—	(50,000)
Proceeds from issuance of fixed rate unsecured notes, net	148,949	—
Proceeds from unsecured credit facilities	110,000	135,000
Repayment of unsecured credit facilities	(110,000)	(205,000)
Proceeds from notes payable	3,378	—
Repayment of notes payable	(21,188)	(3,029)
Scheduled principal payments	(2,449)	(2,611)
Payment of loan costs	(1,223)	(25)

Net cash provided by financing activities	40,035	86,681

Net increase in cash and cash equivalents	6,956	105,259
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$106,433	126,792

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,323 and $11,918 in 2010 and 2009, respectively)	$59,081	53,563

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$7,311	—

Real estate received through distribution in kind	$—	80,459

Mortgage loans assumed through distribution in kind	$—	59,061

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$84	56,113

Common stock issued for dividend reinvestment plan	$1,314	1,782

Stock-based compensation capitalized	$333	1,393

Contributions from limited partners in consolidated partnerships, net	$98	1,108

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(in thousands, except unit data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,058,214	975,861
Buildings and improvements	2,160,802	2,017,843
Properties in development	714,701	920,427

	3,933,717	3,914,131
Less: accumulated depreciation	672,342	622,163

	3,261,375	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	449,413	326,212

Net real estate investments	3,710,788	3,637,827
Cash and cash equivalents	106,433	99,477
Accounts receivable, net of allowance for doubtful accounts of $6,106 and $6,567 at June 30, 2010 and December 31, 2009, respectively	31,878	40,871
Straight-line rent receivable, net of reserve of $1,896 and $1,899 at June 30, 2010 and December 31, 2009	41,440	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $64,438 and $58,861 at June 30, 2010 and December 31, 2009, respectively	58,115	58,376
Acquired lease intangible assets, less accumulated amortization of $12,749 and $11,632 at June 30, 2010 and December 31, 2009, respectively	8,784	10,007
Other assets	28,874	50,203

Total assets	$4,023,126	3,973,806

Liabilities and Capital
Liabilities:
Notes payable	$2,015,247	1,886,380
Unsecured credit facilities	—	—
Accounts payable and other liabilities	98,810	99,145
Derivative instruments, at fair value	28,279	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,537 and $9,715 at June 30, 2010 and December 31, 2009, respectively	5,059	5,896
Tenants’ security and escrow deposits	10,565	10,628

Total liabilities	2,157,960	2,030,412

Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at June 30, 2010 and December 31, 2009	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $25 per unit	275,000	275,000
General partner; 81,857,922 and 81,539,296 units outstanding at June 30, 2010 and December 31, 2009, respectively	1,604,334	1,650,140
Limited partners; 189,164 and 468,211 units outstanding at June 30, 2010 and December 31, 2009	(215)	7,321
Accumulated other comprehensive loss	(73,950)	(49,973)

Total partners’ capital	1,854,327	1,931,646

Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	10,839	11,748

Total noncontrolling interests	10,839	11,748

Total capital	1,865,166	1,943,394

Total liabilities and capital	$4,023,126	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended June 30, 2010 and 2009

(in thousands, except per unit data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$86,109	85,500
Percentage rent	264	307
Recoveries from tenants and other income	25,709	22,589
Management, transaction, and other fees	9,518	6,898

Total revenues	121,600	115,294

Operating expenses:
Depreciation and amortization	31,499	29,621
Operating and maintenance	17,279	15,396
General and administrative	14,639	9,292
Real estate taxes	14,418	14,005
Provision for doubtful accounts	55	4,731
Other expenses	1,080	929

Total operating expenses	78,970	73,974

Other expense (income):
Interest expense, net of interest income of $640 and $823 in 2010 and 2009, respectively	30,635	25,640
Loss on sale of properties in development	226	—
Provision for impairment	—	2,369
Loss on derivative instruments	579	—

Total other expense (income)	31,440	28,009

Income before equity in income (loss) of investments in real estate partnerships	11,190	13,311
Equity in income (loss) of investments in real estate partnerships	1,782	(26,213)

Income (loss) from continuing operations	12,972	(12,902)
Discontinued operations, net:
Operating income (loss)	(231)	1,598
Gain (loss) on sale of operating properties and properties in development	(32)	19

Income (loss) from discontinued operations	(263)	1,617

Net income (loss)	12,709	(11,285)
Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	(79)	(137)

Net income attributable to noncontrolling interests	(79)	(137)

Net income (loss) attributable to controlling interests	12,630	(11,422)
Preferred unit distributions	(5,850)	(5,850)

Net income (loss) attributable to common unit holders	$6,780	(17,272)

Income (loss) per common unit - basic:
Continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common unit holders	$0.08	(0.23)

Income (loss) per common unit - diluted:
Continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common unit holders	$0.08	(0.23)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the six months ended June 30, 2010 and 2009

(in thousands, except per unit data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$172,537	171,689
Percentage rent	624	1,007
Recoveries from tenants and other income	56,358	47,656
Management, transaction, and other fees	16,449	14,655

Total revenues	245,968	235,007

Operating expenses:
Depreciation and amortization	62,830	57,473
Operating and maintenance	34,928	31,189
General and administrative	28,374	25,177
Real estate taxes	28,951	28,153
Provision for doubtful accounts	2,410	5,231
Other expenses	1,687	1,218

Total operating expenses	159,180	148,441

Other expense (income):
Interest expense, net of interest income of $1,315 and $1,729 in 2010 and 2009, respectively	59,764	52,158
Gain on sale of properties in development	(565)	—
Provision for impairment	—	2,369
Loss on derivative instruments	922	—

Total other expense (income)	60,121	54,527

Income before equity in income (loss) of investments in real estate partnerships	26,667	32,039
Equity in loss of investments in real estate partnerships	(2,110)	(24,311)

Income from continuing operations	24,557	7,728
Discontinued operations, net:
Operating income (loss)	(205)	2,794
Gain on sale of operating properties and properties in development	6,765	3,905

Income from discontinued operations	6,560	6,699

Net income	31,117	14,427
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(175)	(273)

Net income attributable to noncontrolling interests	(175)	(273)

Net income attributable to controlling interests	30,942	14,154
Preferred unit distributions	(11,700)	(11,700)

Net income attributable to common unit holders	$19,242	2,454

Income per common unit - basic
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common unit holders	$0.23	0.03

Income per common unit - diluted
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common unit holders	$0.23	0.03

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Capital and Comprehensive Income (Loss)

For the six months ended June 30, 2010

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	$49,158	1,925,140	7,321	(49,973)	1,931,646	11,748	1,943,394
Comprehensive income:
Net income	1,862	28,959	121	—	30,942	175	31,117
Amortization of loss on derivative instruments	—	—	4	1,752	1,756	—	1,756
Change in fair value of derivative instruments	—	—	(60)	(25,729)	(25,789)	—	(25,789)

Total comprehensive income					6,909		7,084
Contributions from partners	—	—	—	—	—	128	128
Distributions to partners	—	(75,574)	(290)	—	(75,864)	(1,212)	(77,076)
Preferred unit distributions	(1,862)	(9,838)	—	—	(11,700)	—	(11,700)
Restricted stock issued by Parent Company, net of amortization	—	3,426	—	—	3,426	—	3,426
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(90)	—	—	(90)	—	(90)
Common units exchanged for common stock of
Parent Company	—	7,311	(7,311)	—	—	—	—

Balance at June 30, 2010	$49,158	1,879,334	(215)	(73,950)	1,854,327	10,839	1,865,166

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$31,117	14,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,832	57,959
Amortization of deferred loan cost and debt premium	3,185	2,219
Amortization and accretion of above and below market lease intangibles	(777)	(940)
Stock-based compensation, net of capitalization	3,199	1,999
Equity in loss of investments in real estate partnerships	2,110	24,311
Net gain on sale of properties	(7,350)	(3,905)
Provision for doubtful accounts	2,361	5,269
Provision for impairment	—	2,369
Distribution of earnings from operations of investments in real estate partnerships	21,694	17,790
Settlement of derivative instruments	(26,761)	(19,977)
Loss on derivative instruments	922	—
Changes in assets and liabilities:
Accounts receivable	5,418	11,220
Straight-line rent receivables, net	(2,365)	(874)
Other receivables	—	19,700
Deferred leasing costs	(6,278)	(4,299)
Other assets	4,168	(3,344)
Accounts payable and other liabilities	(7,525)	(20,100)
Tenants’ security and escrow deposits	(126)	(431)

Net cash provided by operating activities	85,824	103,393

Cash flows from investing activities:
Development of real estate including acquisition of land	(22,983)	(92,680)
Proceeds from sale of real estate investments	34,501	9,648
Collection of notes receivable	—	12,390
Investments in real estate partnerships	(210,021)	(17,159)
Distributions received from investments in real estate partnerships	79,600	2,986

Net cash used in investing activities	(118,903)	(84,815)

Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	310,871
Distributions to limited partners in consolidated partnerships, net	(1,182)	(310)
Distributions to partners	(74,550)	(86,515)
Preferred unit distributions	(11,700)	(11,700)
Repayment of fixed rate unsecured notes	—	(50,000)
Proceeds from issuance of fixed rate unsecured notes, net	148,949	—
Proceeds from unsecured credit facilities	110,000	135,000
Repayment of unsecured credit facilities	(110,000)	(205,000)
Proceeds from notes payable	3,378	—
Repayment of notes payable	(21,188)	(3,029)
Scheduled principal payments	(2,449)	(2,611)
Payment of loan costs	(1,223)	(25)

Net cash provided by financing activities	40,035	86,681

Net increase in cash and cash equivalents	6,956	105,259
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$106,433	126,792

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,323 and $11,918 in 2010 and 2009, respectively)	$59,081	53,563

Supplemental disclosure of non-cash transactions:
Parent common stock issued for partnership units exchanged	$7,311	—

Real estate received through distribution in kind	$—	80,459

Mortgage loans assumed through distribution in kind	$—	59,061

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$84	56,113

Common stock issued by Parent Company for dividend reinvestment plan	$1,314	1,782

Stock-based compensation capitalized	$333	1,393

Contributions from limited partners in consolidated partnerships, net	$98	1,108

See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At June 30, 2010, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 214 retail shopping centers and held partial interests in an additional 184 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these financial statements are sufficient such that the information presented is not misleading. In the Company’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the Company’s December 31, 2009 Consolidated Financial Statements, as filed with the SEC in the Annual Report on Form 10-K.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At June 30, 2010, the Parent Company owned approximately 99.8% or 81,857,922 of the total 82,047,086 Partnership Units outstanding.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

The Company carefully evaluates in structure and in substance its investments in the real estate partnerships to determine if they are variable interest entities. The Company has concluded that these partnership investments are not variable interest entities. Further, the joint venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company, through the Operating Partnership, also became the managing member, responsible for the day-to-day operations of the real estate partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each real estate partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

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

June 30, 2010

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

June 30, 2010

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During the three months ended June 30, 2010 and 2009, the Company recorded provisions for doubtful accounts of approximately $55,000 and $4.7 million, respectively. During the six months ended June 30, 2010 and 2009, the Company recorded provisions for doubtful accounts of $2.4 million and $5.2 million, respectively.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Tenant receivables	$11,822	22,395
CAM and tax reimbursements	16,695	15,099
Other receivables	9,467	9,944
Less: allowance for doubtful accounts	(6,106)	(6,567)

Total	$31,878	40,871

Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume (percentage rent) and reimbursement of the tenants' share of real estate taxes, insurance, and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of minimum rent. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing their leasehold improvements.

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

As of June 30, 2010, six of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

June 30, 2010

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

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company’s investment in the DIK-JV on the date of dissolution.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The following table represents the components of properties in development as of June 30, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Construction in process	$72,117	127,376
Construction complete and in lease-up	529,640	673,052
Land held for future development	112,944	119,999

Total	$714,701	920,427

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At June 30, 2010 and December 31, 2009, the Company had capitalized pre-development costs of approximately $682,000 and $816,000, respectively, of which approximately $290,000 and $325,000, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the three months ended June 30, 2010 and 2009, the Company expensed pre-development costs of approximately $29,000 and $148,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2010 and 2009, the Company expensed pre-development costs of approximately $173,000 and $298,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense.

Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, the shorter of the useful life or the remaining lease term for tenant improvements, and three to seven years for furniture and equipment.

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

June 30, 2010

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

June 30, 2010

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

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At June 30, 2010 and December 31, 2009, $4.5 million and $3.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment; however, no impairments were recorded during the three or six months ended June 30, 2010 or 2009. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $49.7 million and $49.9 million at June 30, 2010 and December 31, 2009, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $8.4 million and $8.5 million at June 30, 2010 and December 31, 2009, respectively.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

The settlement of swap terminations is presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

(h)	Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership’s taxable income or loss is reported by its partners, of which the Parent Company as general partner and 99.8% owner, is allocated its pro-rata share of tax attributes.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contribute to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company’s Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company’s ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership accounts for stock- based compensation in the same manner as the Parent Company.

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

June 30, 2010

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

(n)	Reclassifications

Certain reclassifications have been made to the 2009 amounts to conform to classifications adopted in 2010.

2.	Real Estate Investments

During the six months ended June 30, 2010 and 2009, the Company did not have any acquisition activity, other than through its investments in real estate partnerships.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

3.	Discontinued Operations

There were no sales of ownership interest in properties during the three months ended June 30, 2010. During the six months ended June 30, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS. During the six months ended June 30, 2010, approximately $20,000 of income tax expense was allocated to gain on the sale of a property in development.

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $449.4 million and $326.2 million at June 30, 2010 and December 31, 2009, respectively. The Company’s carrying amount of these investments was $43.2 million and $43.8 million lower than the underlying equity in net assets at June 30, 2010 and December 31, 2009, respectively.

Investments in real estate partnerships are primarily composed of real estate partnerships where the Company invests with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.4 million and $6.5 million for the three months ended June 30, 2010 and 2009, respectively, and $13.0 million and $13.7 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 the Company also received a disposition fee in the amount $2.6 million.

Investments in real estate partnerships as of June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$281,252	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	209	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,483	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	26,971	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,406	11,202
Cameron Village LLC (Cameron)	30.00%	17,703	18,285
RegCal, LLC (RegCal)	25.00%	15,702	12,863
Regency Retail Partners (the Fund)	20.00%	21,440	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,524	5,111
Other investments in real estate partnerships	50.00%	47,723	49,215

Total		$449,413	326,212

(1) At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 25.00%

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

Investments in real estate partnerships are reported net of deferred gains of $51.7 million and $52.0 million at June 30, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each real estate partnership are described below.

The Company co-invests with Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). The Company’s investment in GRIR totals $281.3 million and represents 7.0% of the Company’s total assets at June 30, 2010.

On July 17, 2009, the Company announced that MCW had agreed to sell 60% of its partnership interest to GRI in two closings. The first closing was completed on July 31, 2009, with MCW selling 45% of its 75% interest to GRI. As part of the closing, the Company acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased the Company’s ownership to 25% from 24.95%. At the initial closing the Company received a disposition fee of $7.8 million from MCW equal to 1% of the gross sales price paid by GRI.

As part of the original agreement, the Company negotiated two separate options to acquire an additional 15% interest in the partnership at a 7.7% discount. In November 2009, the Company exercised its two options with the closing contingent upon obtaining lender consents. The Company funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, the Company closed on its options increasing its investment in the real estate partnership to 40%.

On April 30, 2010, GRIR prepaid $514.8 million of mortgage debt, without penalty, in order to minimize its refinancing and interest rate risks. The Company contributed capital of $206.7 million to GRIR for its pro-rata share of the repayment funded from its unsecured line of credit and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide (“MCW”), increasing its total ownership in the real estate partnership to 60%. As a part of this second closing, the Company also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. The Company will retain asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten-year secured mortgage loans. The Company received $79.6 million as its pro-rata share of the proceeds.

As of June 30, 2010, GRIR owned 85 shopping centers, had total assets of $2.1 billion and a net loss of $5.8 million for the six months ended primarily related to a provision for impairment of $12.3 million on a property it believes will be marketed for sale earlier than originally expected. The Company’s share of its total assets and net loss was $857.0 million and $2.3 million, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for additional properties sold to GRIR on or after January 1, 2010. During 2010, the Company has not sold any properties to GRIR. Since the inception of the real estate partnership in 2005, the Company has recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000. In April 2010, GRIR sold one shopping center to a third party for $15.3 million and recognized a gain of $2.3 million.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The Company co-invests with CHRR in two real estate partnerships, one in which the Company has an ownership interest of 24.95% (“MCWR III”) and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with CHRR totals $23.7 million and represents less than 1% of the Company’s total assets at June 30, 2010. At June 30, 2010, these joint ventures had total assets of $437.8 million and a net loss of $2.9 million for the six months ended and the Company’s share of its total assets and net loss was $77.2 million and approximately $478,000, respectively.

As of June 30, 2010, MCWR III owned four shopping centers, had total assets of $64.0 million, and a net loss of approximately $281,000 for the six months ended and the Company’s share of its total assets and net loss was $16.0 million and approximately $60,000, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for properties sold to MCWR III on or after January 1, 2010. During 2010, the Company has not sold any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of June 30, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $373.8 million, and recorded a net loss of $2.6 million for the six months ended and the Company’s share of its total assets and net loss was $61.2 million and approximately $418,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to the real estate partnership.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three real estate partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in these three real estate partnerships totals $55.1 million and represents 1.4% of the Company’s total assets at June 30, 2010. At June 30, 2010, the OPERF joint ventures had total assets of $727.9 million and net income of approximately $250,000 for the six months ended and the Company’s share of its total assets and net loss was $157.1 million and approximately $17,000, respectively.

As of June 30, 2010, Columbia I owned 14 shopping centers, had total assets of $312.2 million, and net income of approximately $886,000 for the six months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia I. During 2010, the Company has not sold any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million.

As of June 30, 2010, Columbia II owned 16 shopping centers, had total assets of $308.9 million and net income of approximately $141,000 for the six months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia II. During 2010, the Company has not sold any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

As of June 30, 2010, Cameron owned one shopping center, had total assets of $106.8 million and a net loss of approximately $777,000 for the six months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to the real estate partnership.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of June 30, 2010, RegCal owned eight shopping centers, had total assets of $186.0 million, and net income of approximately $166,000 for the six months ended and the Company’s share of its total assets and net income was $46.5 million and approximately $21,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to RegCal. During 2010, the Company has not sold any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for a sales price of $12.9 million, net of assumed debt of $18.0 million, and the Company contributed $3.3 million for its proportionate share of the purchase price.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of June 30, 2010, the Fund owned nine shopping centers, had total assets of $363.3 million, and recorded a net loss of approximately $731,000 for the six months ended and the Company’s share of its total assets and net loss was $72.5 million and approximately $38,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2010, the Company has not sold any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

The Company co-invests with United Services Automobile Association (the “USAA partnership”) in which the Company has an ownership interest of 20.01%. As of June 30, 2010, the USAA partnership owned eight shopping centers, had total assets of $137.6 million, and recorded a net loss of approximately $492,000 for the six months ended and the Company’s share of its total assets and net loss was $27.5 million and approximately $98,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, the Company has not sold any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, the Company has recognized gains of $19.2 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	June 30, 2010	December 31, 2009
Investment in real estate, net	$3,848,574	3,900,277
Acquired lease intangible assets, net	134,832	147,151
Other assets	140,947	137,753

Total assets	$4,124,353	4,185,181

Notes payable	$2,166,945	2,477,928
Acquired lease intangible liabilities, net	82,562	87,009
Other liabilities	75,509	80,011
Capital - Regency	575,923	375,076
Capital - Third parties	1,223,414	1,165,157

Total liabilities and capital	$4,124,353	4,185,181

Investments in real estate partnerships had notes payable of $2.2 billion and $2.5 billion as of June 30, 2010 and December 31, 2009, respectively, and the Company’s proportionate share of these loans was $682.5 million and $585.5 million, respectively. The Company does not guarantee these loans with the exception of an $8.6 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner.

As of June 30, 2010, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$1,967	84,235	18,346	104,548	30,437
2011	3,694	466,470	8,626	478,790	185,468
2012	4,396	244,418	—	248,814	96,054
2013	4,226	32,447	—	36,673	13,376
2014	4,213	77,296	—	81,509	23,082
Beyond 5 Years	25,555	1,185,883	—	1,211,438	332,975
Unamortized debt premiums, net	—	5,173	—	5,173	1,076

Total	$44,051	2,095,922	26,972	2,166,945	682,468

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Total revenues	$111,272	104,780	221,176	215,208

Operating expenses:
Depreciation and amortization	38,615	39,703	77,698	80,430
Operating and maintenance	17,133	14,883	35,905	31,761
General and administrative	1,914	2,485	4,135	4,211
Real estate taxes	14,803	14,512	29,923	30,001
Provision for doubtful accounts	73	2,904	1,559	3,493
Other expenses	334	569	377	457

Total operating expenses	72,872	75,056	149,597	150,353

Other expense (income):
Interest expense, net	31,753	34,404	66,486	67,856
(Gain) loss on sale of real estate	(2,332)	326	(2,332)	(6,106)
Provision for impairment	6,400	99,789	15,433	99,789
Other (income) expense	(387)	35	(386)	70

Total other expense	35,434	134,554	79,201	161,609

Net income (loss)	$2,966	(104,830)	(7,622)	(96,754)

Regency’s share of net income (loss)	$1,782	(26,213)	(2,110)	(24,311)

5.	Notes Receivable

The Company had notes receivable outstanding of $36.8 million and $37.8 million at June 30, 2010 and December 31, 2009, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through January 2019 and are secured by property held as collateral.

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $8.8 million and $10.0 million at June 30, 2010 and December 31, 2009, respectively, of which $8.5 million and $9.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 5.1 years. The aggregate amortization expense recorded for these in-place leases was approximately $551,000 and $672,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.1 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $291,000 and $341,000 at June 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period was 2.9 years. The aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $25,000 and $26,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $50,000 and $52,000 for the six months ended June 30, 2010 and 2009, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The Company had acquired lease intangible liabilities, net of accretion, of $5.1 million and $5.9 million as of June 30, 2010 and December 31, 2009, respectively. The remaining weighted average accretion period is 3.7 years. The aggregate amount recorded as an increase to minimum rent for these below-market rents was approximately $371,000 and $484,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $830,000 and $991,000 for the six months ended June 30, 2010 and 2009, respectively.

7.	Income Taxes

Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Income tax expense (benefit) from:
Continuing operations	$74	—	$81	(177)
Discontinued operations	2	—	20	—

Total income tax expense (benefit)	$76	—	$101	(177)

8.	Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 12% of the secured debt of the Operating Partnership.

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2020. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.69%. As of June 30, 2010, the Company had two variable rate mortgage loans, one in the amount of $4.4 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $4.4 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

On June 2, 2010, RCLP completed the sale of $150 million of ten-year senior unsecured notes. The 6.0% notes are due June 15, 2020. The net proceeds were used to repay the balance of the unsecured line of credit on which the Company drew to contribute its pro-rata share for the repayment of maturing debt of GRIR as previously discussed.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The Company’s outstanding debt at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$375,317	398,820
Variable rate mortgage loans	8,821	5,596
Fixed rate unsecured loans	1,631,109	1,481,964

Total notes payable	$2,015,247	1,886,380

As of June 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$2,536	7,385	140,461	150,382
2011	4,837	15,646	193,486	213,969
2012	5,105	—	250,000	255,105
2013	4,979	16,350	—	21,329
2014	4,380	15,653	150,000	170,033
Beyond 5 Years	8,853	299,280	900,000	1,208,133
Unamortized debt discounts, net	—	(866)	(2,838)	(3,704)

Total	$30,690	353,448	1,631,109	2,015,247

Secured debt

During the six months ended June 30, 2010, approximately $3.4 million was funded from a construction loan for a development project.

Unsecured debt

The Company has a $600.0 million line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at the Company’s option. The Company has the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at June 30, 2010 or December 31, 2009.

The Company has a $113.8 million revolving credit facility available at its discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At June 30, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at June 30, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), the Company currently has $713.8 million of total capacity and the spread paid is

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2010, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as loss on derivative instruments. During the three and six months ended June 30, 2010, the Company had approximately $579,000 and $922,000, respectively of hedge ineffectiveness recognized in earnings attributable to the revised inputs used in the valuation models to estimate effectiveness. There was no hedge ineffectiveness recognized in 2009.

On June 1, 2010, the Company paid $26.8 million to settle and partially settle $150.0 million of its $290.7 million of interest rate swaps. On June 2, 2010 the Company closed on $150.0 million of ten-year senior unsecured notes with an interest rate of 6.00%. The Company began amortizing the $26.8 million loss realized from the swap settlement in June 2010 over a ten year period; therefore, the effective interest rate on these notes is 7.67%.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the six months ended (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
Interest rate products	$84	(19,324)	Interest expense	$1,756	653	Loss on derivative instruments	$ 922	—

The unamortized balance of the settled interest rate swaps at June 30, 2010 and December 31, 2009 was $48.8 million and $25.4 million, respectively.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk outstanding as of June 30, 2010 (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$ 40,700	5.415%	09/15/20	$(8,183)
100,000	5.415%	09/15/20	(20,096)

$140,700			$(28,279)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives
As of June 30, 2009		As of December 31, 2009
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$(28,279)	Derivative instruments	$(28,363)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For the remaining Swaps, the Company continues to expect to issue new debt for a term of 7 to 12 years prior to March 31, 2011.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

As of June 30, 2010 the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilties (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(28,279)	—	(28,867)	588

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

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

Changes in Level 3 inputs are not considered significant enough to warrant reconciliation as of June 30, 2010 or December 31, 2009.

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the three and six months ended June 30, 2010 and 2009 the Company established provisions for impairment of long-lived assets as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Land held for future development or sale	$—	978	—	978
Operating and development properties	—	1,391	—	1,391

Total	$—	2,369	—	2,369

Notes Payable

The fair value of the Company’s notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was approximately $1.4 billion at both June 30, 2010 and December 31, 2009.

Noncontrolling Interests of the Parent Company and Partners’ Capital

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of June 30, 2010 and December 31, 2009, respectively. The limited Partnership Units are exchangeable for the Parent Company’s common stock. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock and is used to calculate the fair value measurement. Therefore, the fair value measurements fall within Level 1 of the fair value hierarchy. The Parent Company’s closing common stock price was $34.40 and $35.06 per share as of June 30, 2010 and December 31, 2009, respectively, and the aggregate redemption value of the limited Partnership Units was $6.5 million and $16.4 million, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

Noncontrolling Interests of the Parent Company and the Operating Partnership

At June 30, 2010, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.0 million and $9.1 million at June 30, 2010 and December 31, 2009, respectively, and is generally determined by applying a market-based capitalization rate to net operating income. Each of the inputs used in calculating these fair value measurements fall within Level 3 of the fair value hierarchy. Their related carrying value was $6.7 million and $6.6 million as of June 30, 2010 and December 31, 2009, respectively, which is included within noncontrolling interests of Limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity and Capital

Equity of the Parent Company

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of June 30, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million shares of common stock at $30.75 per share which will result in net proceeds of $222.0 million, net of issuance costs. In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. The Company intends to use the proceeds it receives upon settlement of the forward sale agreements to repay debt maturing in 2010 and 2011. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously with the offering providing the Company with net proceeds of $35.4 million.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

Noncontrolling Interest of Preferred Units

At June 30, 2010 and December 31, 2009, the face value of the Series D preferred units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Terms and conditions for the Series D preferred units outstanding as of June 30, 2010 and December 31, 2009 are summarized as follows:

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

Noncontrolling Interest of Exchangeable Operating Partnership Units

The Operating Partnership had 189,164 and 468,211 limited Partnership Units not owned by the Parent Company outstanding as of June 30, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At June 30, 2010 and December 31, 2009, the Company’s noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. As of June 30, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

General Partner

As of June 30, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,857,922 of the total 82,047,086 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of June 30, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	For the three months June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Restricted stock	$1,713	1,790	3,426	3,235
Directors’ fees paid in common stock	57	70	106	157

Total	$1,770	1,860	3,532	3,392

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended June 30, 2010 and 2009, compensation expense of approximately $167,000 and $897,000, respectively, was capitalized. During the six months ended June 30, 2010 and 2009, compensation expense of approximately $333,000 and $1.4 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company’s common stock or stock options. The plan permits the grant of any type of stock-based award but limits non-option awards to no more than 2.75 million shares. At June 30, 2010, there were approximately 2.1 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of the Parent Company’s outstanding common stock.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Parent Company's stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued.

The following table reports stock option activity during the six months ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2009	453,463	$51.90
Less: Exercised	1,996	41.44
Less: Forfeited	2,580	51.36
Less: Expired	6,007	59.68

Outstanding June 30, 2010	442,880	$51.85	4.0	$(7,728)

Vested and expected to vest - June 30, 2010	442,880	$51.85	4.0	$(7,728)

Exercisable June 30, 2010	440,695	$51.67	4.0	$(7,609)

There were no stock options granted in 2010. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the six months ended June 30, 2010:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	4,369	$8.78
Less: 2010 Vesting	2,184	8.78

Non-vested at June 30, 2010	2,185	$8.78

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants can be categorized as either time-based vesting or performance-based vesting.

•

The time-based vesting grants vest 25% per year beginning on the date of grant. These grants are not subject to future performance measures, and if such vesting criteria are not met, the compensation cost previously recognized would be reversed.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The following table reports non-vested restricted stock activity during the six months ended June 30, 2010:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2009	367,662
Add: Granted	274,997		$35.65
Less: Vested and Distributed	154,134		$34.66
Less: Forfeited	31,675		$68.04

Non-vested at June 30, 2010	456,850	$15,716

As of June 30, 2010, there was $15.3 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

13.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively (in thousands except per share data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$12,972	(12,902)
Discontinued operations	(263)	1,617

Net income (loss)	12,709	(11,285)
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	1,037	976

Net income (loss) attributable to common stockholders	6,753	(17,180)
Less: Dividends paid on unvested restricted stock	178	232

Net income (loss) attributable to common stockholders - basic and diluted	$6,575	(17,412)

Denominator:
Weighted average common shares outstanding for basic EPS	81,400	77,109
Incremental shares to be issued under Forward
Equity Offering	1,522	—

Weighted average common shares outstanding for diluted EPS	82,922	77,109

Income (loss) per common share – basic
Continuing operations	$0.08	(0.25)
Discontinued operations	—	(0.02)

Net income (loss) attributable to common stockholders	$0.08	(0.23)

Income (loss) per common share – diluted
Continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common stockholders	$0.08	(0.23)

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended June 30, 2010 and 2009 and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The following summarizes the calculation of basic and diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively (in thousands except per share data):

	2010	2009
Numerator:
Income from continuing operations	$24,557	7,728
Discontinued operations	6,560	6,699

Net income	31,117	14,427
Less: Preferred stock dividends	9,838	9,838
Less: Noncontrolling interests	2,158	2,206

Net income attributable to common stockholders	19,121	2,383
Less: Dividends paid on unvested restricted stock	356	465

Net income attributable to common stockholders - basic and diluted	$18,765	1,918

Denominator:
Weighted average common shares outstanding for basic EPS	81,296	73,349
Incremental shares to be issued under Forward Equity Offering	1,305	—

Weighted average common shares outstanding for diluted EPS	82,601	73,349

Income (loss) per common share – basic
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common stockholders	$0.23	0.03

Income (loss) per common share – diluted
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common stockholders	$0.23	0.03

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the six months ended June 30, 2010 and 2009 and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended June 30, 2010 and 2009, respectively (in thousands except per unit data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$12,972	(12,902)
Discontinued operations	(263)	1,617

Net income (loss)	12,709	(11,285)
Less: Preferred unit distributions	5,850	5,850
Less: Noncontrolling interests	79	137

Net income (loss) attributable to common unit holders	6,780	(17,272)
Less: Dividends paid on unvested restricted stock	178	232

Net income (loss) attributable to common unit holders - basic and diluted	$6,602	(17,504)

Denominator:
Weighted average common units outstanding for basic EPU	81,656	77,577
Incremental units to be issued under Forward Equity Offering	1,522	—

Weighted average common units outstanding for diluted EPU	83,178	77,577

Income (loss) per common unit – basic
Income (loss) from continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common unit holders	$0.08	(0.23)

Income (loss) per common unit – diluted
Income (loss) from continuing operations	$0.08	(0.25)
Discontinued operations	—	0.02

Net income (loss) attributable to common unit holders	$0.08	(0.23)

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

The following summarizes the calculation of basic and diluted earnings per unit for the six months ended June 30, 2010 and 2009, respectively (in thousands except per unit data):

	2010	2009
Numerator:
Income from continuing operations	$24,557	7,728
Discontinued operations	6,560	6,699

Net income	31,117	14,427
Less: Preferred unit distributions	11,700	11,700
Less: Noncontrolling interests	175	273

Net income attributable to common unit holders	19,242	2,454
Less: Dividends paid on unvested restricted stock	356	465

Net income attributable to common unit holders - basic and diluted	$18,886	1,989

Denominator:
Weighted average common units outstanding for basic EPU	81,650	73,817
Incremental units to be issued under Forward Equity Offering	1,305	—

Weighted average common units outstanding for diluted EPU	82,955	73,817

Income per common unit – basic
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common unit holders	$0.23	0.03

Income per common unit – diluted
Continuing operations	$0.15	(0.06)
Discontinued operations	0.08	0.09

Net income attributable to common unit holders	$0.23	0.03

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

June 30, 2010

14.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property’s value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated potential liability. If the Company is liable for remediation of environmental damage relating to properties previously disposed, the likelihood of a material unfavorable outcome of that contingency is remote, as a thorough environmental assessment is performed during the due diligence required by a sale of a property. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating these environmental obligations to be $3.1 million and $3.2 million, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of June 30, 2010 and December 31, 2010, respectively. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2010 and December 31, 2009, the Company had $8.5 million and $9.5 million letters of credit outstanding, respectively.

15.	Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after its June 30, 2010 consolidated balance sheet date noting no material events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation and Regency Centers, L.P. operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts ; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere within.

Overview of Our Strategy

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. (the “Operating Partnership”). The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on total share and unit holder return in excess of peer indices and sustaining growth in net asset value and earnings. We will achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns 99.8% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At June 30, 2010, we directly owned 214 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.8 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $3.9 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 184 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.3 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $449.4 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing, and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 398 shopping centers located in 28 states and the District of Columbia and contains 45.1 million square feet of GLA.

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

We continue to see evidence of a modest economic recovery in 2010 through strengthening retail fundamentals, higher levels of new leasing activity, and fewer tenant defaults as compared to 2009. During the three months ended June 30, 2010, signed new leases were more than 25% higher than the average quarterly new leases signed during 2009, as measured on a Combined square foot basis. At June 30, 2010, the operating shopping centers on a Combined basis were 93.0% leased. Increasing occupancy in our shopping centers to historical levels of 95% is a key objective of our strategic plan that should generate substantial growth in our future earnings and net asset value, but will likely require several years to accomplish.

We continue to closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. These weaker tenants continue to move out of our shopping centers. During the three months ended June 30, 2010, we experienced a 21% lower moveout rate as compared to the quarterly move out average experienced during 2009, measured on a combined square foot basis.

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

We grow our shopping center portfolio through acquisitions of operating centers and shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from distressed owners, the redevelopment of existing centers, and the development of. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project.

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

We strive to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 83.2% of our consolidated real estate assets at June 30, 2010 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and maintain significant availability on our $713.8 million line of credit commitment, which had no outstanding balance at June 30, 2010. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 47.0% at June 30, 2010, and is higher than our ratio at December 31, 2009 of 45.9%; a result of increasing our ownership in the real estate joint venture with Global Retail Investors (“GRI”) discussed further below. Our coverage ratio including our pro-rata share of our partnerships was 2.0 times at June 30, 2010 and December 31, 2009. We define our coverage ratio as EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing shopping centers, which in combination with a conservative capital structure should favorably impact our coverage ratio on a long-term basis.

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

Our co-investment partnerships have significant levels of debt that mature through 2012 and are subject to significant borrowing risks if the capital markets again become unavailable as they were during the recent recession. As a result of the declines in commercial real estate values in the recent past, the refinancing of maturing loans will require us and our joint venture partners to each contribute their respective pro-rata share of capital to the joint ventures in order to reduce the amount of borrowing to acceptable loan to value levels which we expect will be required for new financings. While we have to date, successfully refinanced our maturing loans, the weak U.S. economy may hinder our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt. While we believe that our joint venture partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the weak economy will not inhibit their ability to access capital and meet their future funding commitments. The impact to the Company or a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	June 30, 2010	December 31, 2009
Number of Properties (a) (d)	398	400
Number of Properties (b) (d)	214	216
Number of Properties (c) (d)	184	184
Properties in Development (a)	34	40
Properties in Development (b)	33	39
Properties in Development (c)	1	1
Gross Leasable Area (a)	45,065,551	44,971,962
Gross Leasable Area (b)	22,800,084	22,965,276
Gross Leasable Area (c)	22,265,467	22,006,686
% Leased – Operating and Development (a)	92.3%	92.1%
% Leased – Operating and Development (b)	91.4%	91.0%
% Leased – Operating and Development (c)	93.2%	93.2%
% Leased – Operating (a)	93.0%	93.2%
% Leased – Operating (b)	92.7%	93.2%
% Leased – Operating (c)	93.3%	93.3%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
(b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)
(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
(d)	Includes Properties in Development

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	June 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	69	8,720,135	19.3%	94.0%	71	8,743,529	19.4%	92.5%
Florida	56	5,433,356	12.1%	91.8%	56	5,432,000	12.1%	91.3%
Texas	34	4,249,606	9.4%	89.4%	35	4,358,457	9.7%	89.8%
Virginia	29	3,698,187	8.2%	94.5%	29	3,635,546	8.1%	94.9%
Illinois	23	2,769,037	6.1%	90.6%	23	2,769,037	6.2%	89.7%
North Carolina	16	2,270,466	5.0%	90.9%	15	2,073,487	4.6%	89.7%
Missouri	23	2,265,466	5.0%	96.7%	23	2,265,466	5.0%	96.8%
Ohio	15	2,235,338	5.0%	92.6%	15	2,245,341	5.0%	93.1%
Colorado	20	2,064,253	4.6%	91.1%	20	2,070,251	4.6%	90.4%
Maryland	16	1,860,355	4.1%	91.6%	16	1,873,908	4.2%	92.8%
Georgia	19	1,671,632	3.7%	88.4%	19	1,661,612	3.7%	92.0%
Pennsylvania	12	1,399,386	3.1%	92.8%	12	1,414,123	3.1%	92.4%
Washington	11	1,038,514	2.3%	95.9%	11	1,038,514	2.3%	95.4%
Oregon	8	752,161	1.7%	97.0%	8	752,162	1.7%	98.1%
Tennessee	7	565,386	1.3%	90.5%	7	565,386	1.3%	91.8%
Massachusetts	3	557,037	1.2%	95.6%	3	564,386	1.2%	95.2%
Arizona	4	496,073	1.1%	90.5%	4	496,073	1.1%	89.4%
Minnesota	3	483,938	1.1%	96.5%	3	483,938	1.1%	97.3%
Delaware	4	472,005	1.0%	89.7%	4	472,005	1.0%	91.0%
Nevada	2	439,467	1.0%	79.1%	2	432,990	1.0%	78.0%
South Carolina	6	360,718	0.8%	96.3%	6	360,718	0.8%	95.2%
Indiana	6	273,253	0.6%	81.1%	6	273,253	0.6%	80.3%
Wisconsin	2	269,128	0.6%	94.2%	2	269,128	0.6%	97.7%
Alabama	2	203,206	0.5%	70.0%	2	203,206	0.4%	72.0%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.2%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.3%	85.8%	2	118,273	0.3%	85.8%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	398	45,065,551	100.0%	92.3%	400	44,971,962	100.0%	92.1%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $384.1 million and $2.1 billion, respectively, as of June 30, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	June 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	42	5,165,063	22.7%	93.9%	44	5,340,854	23.3%	93.1%
Florida	44	4,423,144	19.4%	92.0%	44	4,421,788	19.2%	91.2%
Texas	24	2,972,497	13.0%	88.5%	24	2,978,018	13.0%	88.8%
Ohio	13	1,698,265	7.5%	92.4%	13	1,708,268	7.4%	93.6%
Georgia	16	1,428,281	6.3%	87.2%	16	1,418,261	6.2%	91.4%
Colorado	14	1,117,008	4.9%	87.4%	14	1,123,006	4.9%	87.1%
Virginia	7	912,540	4.0%	94.3%	7	864,116	3.8%	93.2%
North Carolina	9	873,943	3.8%	93.5%	9	873,943	3.8%	92.3%
Oregon	7	659,060	2.9%	96.8%	7	659,061	2.9%	98.0%
Tennessee	6	479,321	2.1%	89.8%	6	479,321	2.1%	91.3%
Washington	6	461,073	2.0%	94.7%	6	461,073	2.0%	93.5%
Nevada	2	439,467	1.9%	79.1%	2	432,990	1.9%	78.0%
Illinois	3	414,168	1.8%	93.3%	3	414,168	1.8%	85.2%
Arizona	3	388,440	1.7%	91.4%	3	388,440	1.7%	90.4%
Massachusetts	2	371,758	1.6%	93.5%	2	379,107	1.6%	92.9%
Pennsylvania	4	305,524	1.4%	91.5%	4	320,279	1.4%	88.7%
Delaware	2	240,418	1.1%	92.3%	2	240,418	1.0%	93.3%
Michigan	2	118,273	0.5%	85.8%	2	118,273	0.5%	85.8%
Maryland	1	95,010	0.4%	86.3%	1	107,063	0.5%	75.4%
Alabama	1	84,740	0.4%	76.2%	1	84,740	0.4%	76.2%
South Carolina	2	74,421	0.3%	96.2%	2	74,421	0.3%	90.6%
Indiana	3	54,484	0.2%	50.1%	3	54,484	0.2%	44.7%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	214	22,800,084	100.0%	91.4%	216	22,965,276	100.0%	91.0%

The Consolidated Properties are encumbered by mortgage loans of $384.1 million as of June 30, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	June 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,555,072	16.0%	94.0%	27	3,402,675	15.5%	91.6%
Virginia	22	2,785,647	12.5%	94.6%	22	2,771,430	12.6%	95.4%
Illinois	20	2,354,869	10.6%	90.1%	20	2,354,869	10.7%	90.5%
Missouri	23	2,265,466	10.2%	96.7%	23	2,265,466	10.3%	96.8%
Maryland	15	1,765,345	7.9%	91.9%	15	1,766,845	8.0%	93.8%
North Carolina	7	1,396,523	6.3%	89.2%	6	1,199,544	5.5%	87.8%
Texas	10	1,277,109	5.7%	91.3%	11	1,380,439	6.3%	92.1%
Pennsylvania	8	1,093,862	4.9%	93.2%	8	1,093,844	5.0%	93.5%
Florida	12	1,010,212	4.5%	90.9%	12	1,010,212	4.6%	92.0%
Colorado	6	947,245	4.3%	95.4%	6	947,245	4.3%	94.4%
Washington	5	577,441	2.6%	96.9%	5	577,441	2.6%	96.9%
Ohio	2	537,073	2.4%	93.4%	2	537,073	2.4%	91.6%
Minnesota	3	483,938	2.2%	96.5%	3	483,938	2.2%	97.3%
South Carolina	4	286,297	1.3%	96.4%	4	286,297	1.3%	96.4%
Wisconsin	2	269,128	1.2%	94.2%	2	269,128	1.2%	97.7%
Georgia	3	243,351	1.1%	94.8%	3	243,351	1.1%	95.6%
Delaware	2	231,587	1.0%	86.9%	2	231,587	1.1%	88.5%
Indiana	3	218,769	1.0%	88.9%	3	218,769	1.0%	89.1%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.8%	100.0%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.8%	100.0%
New Jersey	2	156,482	0.7%	96.2%	2	156,482	0.7%	95.2%
Alabama	1	118,466	0.5%	65.6%	1	118,466	0.5%	69.1%
Arizona	1	107,633	0.5%	87.5%	1	107,633	0.5%	85.8%
Oregon	1	93,101	0.4%	98.1%	1	93,101	0.4%	98.1%
Tennessee	1	86,065	0.4%	94.8%	1	86,065	0.4%	94.8%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%

Total	184	22,265,467	100.0%	93.2%	184	22,006,686	100.0%	93.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.1 billion as of June 30, 2010.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at June 30, 2010:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	54	7.7%	4.6%
Publix	57	6.8%	4.2%
Safeway	60	6.0%	3.9%
Super Valu	30	3.4%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the six months ended June 30, 2010 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (a)	% of GLA	Regency Pro-rata (b)	% of GLA
Leasing Activity:
New Leases Signed	937	2.1%	698	2.4%
Existing Leases Renewed	1,800	4.0%	1,163	3.9%

Total Leasing Activity	2,737	6.1%	1,861	6.3%

Leases Moved Out	(1,010)	-2.2%	(755)	-2.5%

New Leases less Moveouts	(73)	-0.1%	(57)	-0.1%

Rental Rate Growth %	-1.1%		0.5%
Leases Expiring in 2010 (c)	1,277	2.8%	927	3.1%
Leases Expiring in 2011	4,126	9.2%	2,916	9.8%
Leases Expiring in 2012	5,199	11.5%	3,596	12.1%

(a)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.

(b)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.

(c)	Excludes 468 (Combined Properties) and 308 (Regency Pro-rata) square feet of leases under month to month rental agreements or leases in process of renewal

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

As of June 30, 2010, 74 video rental stores occupied our shopping centers on a Combined Basis and represent $5.8 million of annual base rent on a pro-rata basis. Blockbuster Video represents the majority of our video rental leases with 65 stores and annual base rent of $5.4 million or 1.2% of our annualized base rent including our pro-rata share of 27 stores in the Unconsolidated Properties. We believe that there is a high probability that Blockbuster Video could file for reorganization in the near future, which could result in the lease rejection and closing of a significant number of Blockbuster Video stores in our shopping centers. Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010. All of the Movie Gallery/Hollywood Video stores have now closed and the base rent associated with these stores is insignificant to our annual base rent on a pro-rata basis.

During 2010, Fili’s Enterprises, Inc. doing business as Daphne’s Café, along with Swoozie’s, Pearl Arts, Trade Secret, and Jennifer Convertibles also filed for Chapter 11 bankruptcy protection. Of these 15 leases, none have been assumed and three leases have been rejected. The combined annual base rent on a pro-rata basis associated with these leases is insignificant to our annual base rent on a pro-rata basis.

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Net cash provided by operating activities	$85,824	103,393
Net cash used in investing activities	(118,903)	(84,815)
Net cash provided by financing activities	40,035	86,681

Net increase in cash and cash equivalents	$6,956	105,259

On June 30, 2010 our cash balance was $106.4 million. We operate our business such that we expect net cash provided by operating activities in combination with proceeds generated from sales of development properties and land will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. Net cash provided by operating activities plus net gain on sale of properties of $7.4 million and $3.9 million totaled $93.2 million and $107.3 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, we incurred capital expenditures of $5.8 million and $4.9 million to maintain our shopping centers; we paid scheduled principal payments of $2.4 million and $2.6 million; and we paid distributions of $86.3 million and $98.2 million, respectively. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, which has remained unchanged since May 2009. Our dividend distribution policy is set by our Board of Directors who continuously reviews our financial results and determines our distribution rates. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Commitments available to us under our Operating Partnership’s unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million. The Line matures in February 2011, at which time we have the option to extend $600.0 million of the commitment to February 2012. Based upon our ongoing discussions with our Line banks, we believe we will be able to successfully negotiate and extend the Line at a commitment level sufficient to meet our working capital and investing needs when it matures.

We currently estimate that we will require approximately $754.5 million through 2012 primarily to repay $607.0 million of maturing debt, complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. Included in these capital requirements are $583.9 million of unsecured public debt, as further described below under Notes Payable, which we intend to repay at maturity from the proceeds of new unsecured issues of debt or equity. To the extent that issuing unsecured debt is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets available for secured mortgage financing whose proceeds could be used to repay the unsecured debt at maturity. When necessary, the Line is available to fund our capital needs. We will also receive approximately $222.0 million of net proceeds once we settle the 8.0 million common share forward equity offering completed during 2009, as discussed below under Equity and Capital.

At June 30, 2010 we had 34 development properties on a Combined Basis that were either under construction or in lease up, which when completed, will represent a net investment of $609.0 million after projected sales of adjacent land and out-parcels. This compares to 40 development properties at December 31, 2009 representing an investment of $820.7 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.9% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be approximately $19.7 million.

At June 30, 2010, our joint ventures had $822.1 million of scheduled secured mortgage loans and credit lines maturing through 2012 including $102.6 million of loans maturing in 2010. On April 30, 2010 our joint venture with GRI prepaid, without penalty, $514.8 million of mortgage loans that would have matured in July 2010. Regency and GRI each contributed capital to the joint venture for their respective pro-rata share of the repayment. On June 2, 2010 the GRI joint venture closed on $202.0 million of new ten-year secured mortgage loans and distributed the proceeds to Regency and GRI in proportion to their ownership interests. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable.

We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner’s partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner’s financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships including lines of credit as of June 30, 2010. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.6 million loan which contains guarantees from each partner limited however to their respective interest.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At June 30, 2010, the Parent Company and the Operating Partnership each had existing shelf registration statements available for the issuance of new equity or debt securities, respectively.

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

At June 30, 2010, we had investments in real estate partnerships of $449.4 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at June 30, 2010 and December 31, 2009 (dollars in thousands):

	2010	2009
Number of Joint Ventures	18	18
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	184	184
Combined Assets	$4,124,353	$4,185,181
Combined Liabilities	2,325,016	2,644,948
Combined Equity	1,799,337	1,540,233
Regency’s Share of (a):
Assets	$1,305,072	$998,960
Liabilities	729,149	623,884

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these real estate partnerships, we received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.4 million and $6.5 million for the three months ended June 30, 2010 and 2009, respectively, and $13.0 million and $13.7 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we also received a disposition fee in the amount $2.6 million.

Our investments in real estate partnerships as of June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$281,252	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	209	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,483	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	26,971	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,406	11,202
Cameron Village LLC (Cameron)	30.00%	17,703	18,285
RegCal, LLC (RegCal)	25.00%	15,702	12,863
Regency Retail Partners (the Fund)	20.00%	21,440	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,524	5,111
Other investments in real estate partnerships	50.00%	47,723	49,215

Total		$449,413	326,212

(1)	At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 25.00%

Investments in real estate partnerships are reported net of deferred gains of $51.7 million and $52.0 million at June 30, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each co-investment partnership are described below.

We co-invest with Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which we have an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). Our investment in GRIR totals $281.3 million and represents 7.0% of our total assets at June 30, 2010.

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

On April 30, 2010, GRIR repaid $514.8 million of mortgage debt, without penalty, in order to minimize its refinancing and interest rate risks. We contributed capital of $206.7 million to GRIR for our pro-rata share of the repayment funded from our unsecured line of credit and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide (“MCW”), increasing its total ownership in the real estate partnership to 60%. As a part of this transaction, we also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. We will retain asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten-year secured mortgage loans. We received $79.6 million as our pro-rata share of the proceeds.

As of June 30, 2010, GRIR owned 85 shopping centers, had total assets of $2.1 billion and a net loss of $5.8 million for the six months ended primarily related to a provision for impairment of $12.3 million on a property that it expects to sell during 2010. Our share of GRIR’s total assets was $857.0 million which represents 21.3% of our total assets. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for any properties sold to GRIR on or after January 1, 2010. During 2010, we have not sold any properties to GRIR. Since the inception of GRIR (formerly MCWR II), we recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000. In April 2010, GRIR sold one shopping center for $15.3 million and recognized a gain of $2.3 million.

We co-invest with CHRR as the only other partner in two co-investment partnerships, one in which we have an ownership interest of 24.95% (“MCWR III”) and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the two co-investment partnerships with CHRR totals $23.7 million and represents less than 1% of our total assets at June 30, 2010. At June 30, 2010, the CHRR joint ventures had total assets of $437.8 million and a net loss of $2.9 million for the six months ended. Our share of the co-investment partnerships’ total assets was $77.2 million which represents 1.9% of our total assets.

As of June 30, 2010, MCWR III owned four shopping centers, had total assets of $64.0 million, and a net loss of approximately $281,000 for the six months ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to MCWR III on or after January 1, 2010. During 2010, we have not sold any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of June 30, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $373.8 million and recorded a net loss of $2.6 million for the six months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $55.1 million and represents 1.4% of our total assets at June 30, 2010. At June 30, 2010, the OPERF joint ventures had total assets of $727.9 million and net income of approximately $250,000 for the six months ended. Our share of the co-investment partnership’s total assets was $157.1 million which represents 3.9% of our total assets.

As of June 30, 2010, Columbia I owned 14 shopping centers, had total assets of $312.2 million, and net income of approximately $886,000 for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2010, we have not sold any properties to Columbia I. Since the inception of Columbia I in 2001, we have recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million.

As of June 30, 2010, Columbia II owned 16 shopping centers, had total assets of $308.9 million, and net income of approximately $141,000 for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2010, we have not sold any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of June 30, 2010, Cameron owned one shopping center, had total assets of $106.8 million, and a net loss of $777,000 for the six months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2010, RegCal owned eight shopping centers, had total assets of $186.0 million, and a net loss of approximately $166,000 for the six months ended. Our share of RegCal’s total assets was $46.5 million which represents 1.2% of our total assets. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2010, we have not sold any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for $12.9 million, net of assumed debt of $18.0 million, and we contributed $3.3 million for our proportionate share of the purchase price.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of June 30, 2010, the Fund owned nine shopping centers, had total assets of $363.3 million, and recorded a net loss of approximately $731,000 for the six months ended. Our share of the Fund’s total assets was $72.5 million which represents

1.8% of our total assets. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2010, we have not sold any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

We co-invest with United Services Automobile Association (the “USAA partnership”) in which we have an ownership interest of 20.01%. As of June 30, 2010, the USAA partnership owned eight shopping centers, had total assets of $137.6 million, and recorded a net loss of approximately $492,000 for the six months ended. Our share of USAA’s total assets was $27.5 million which represents less than 1% of our total assets. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, we applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, we have not sold any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, we recognized gains of $19.2 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

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

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2020. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.69%. As of June 30, 2010, we had two variable rate mortgage loans, one in the amount of $4.4 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $4.4 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

On June 2, 2010, we completed the sale of $150 million of ten-year senior unsecured notes. The 6.0% notes are due June 15, 2020. The net proceeds were used to repay the balance of the unsecured line of credit.

At June 30, 2010, 99.6% of our total debt had fixed interest rates, compared with 99.7% at December 31, 2009. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 1% of our total debt.

Outstanding debt at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$375,317	398,820
Variable rate mortgage loans	8,821	5,596
Fixed rate unsecured loans	1,631,109	1,481,964

Total notes payable	$2,015,247	1,886,380

As of June 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Public Debt	Total
2010	$2,536	7,385	140,461	150,382
2011	4,837	15,646	193,486	213,969
2012	5,105	—	250,000	255,105
2013	4,979	16,350	—	21,329
2014	4,380	15,653	150,000	170,033
Beyond 5 Years	8,853	299,280	900,000	1,208,133
Unamortized debt discounts, net	—	(866)	(2,838)	(3,704)

Total	$30,690	353,448	1,631,109	2,015,247

At June 30, 2010, our investments in real estate partnerships had notes payable of $2.2 billion maturing through 2028, of which 96.6% had weighted average fixed interest rates of 5.8%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 73 to 150 basis points. Our pro-rata share of these loans was $682.5 million. We and our partners have no guarantees related to these loans except for an $8.6 million loan related to our ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. As of June 30, 2010, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency's Pro-Rata Share
2010	$1,967	84,235	18,346	104,548	30,437
2011	3,694	466,470	8,626	478,790	185,468
2012	4,396	244,418	—	248,814	96,054
2013	4,226	32,447	—	36,673	13,376
2014	4,213	77,296	—	81,509	23,082
Beyond 5 Years	25,555	1,185,883	—	1,211,438	332,975
Unamortized debt premiums, net	—	5,173	—	5,173	1,076

Total	$44,051	2,095,922	26,972	2,166,945	682,468

On April 30, 2010, GRIR prepaid $514.8 million of $562.0 million mortgage debt maturing in 2010, without penalty, in order to minimize its refinancing and interest rate risks. Regency and GRI each contributed their pro-rata share of the repayment as a capital contribution to GRIR. An additional $47.2 million of mortgage debt will be repaid in September, which will also require pro-rata contributions from each joint venture partner. We currently have sufficient credit capacity under our $600.0 million line of credit (“Line”) commitment to fund these contributions. The joint venture also executed 13 new mortgage loans representing $202.0 million with ten-year terms and rates of 5.825% in June 2010. The net proceeds were distributed to us and GRI in proportion to our ownership interests in GRIR.

We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at our option. We have the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at June 30, 2010 or December 31, 2009.

We have a $113.8 million revolving credit facility available at our discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At June 30, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at June 30, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), we currently have $713.8 million of total capacity and the spread paid is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2010, management believes we are in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

The fair value of our notes payable is estimated based on the current rates available to us for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used, the fair value of notes payable, was approximately $1.4 billion at both June 30, 2010 and December 31, 2009.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. On March 10, 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. On June 1, 2010, we paid $26.8 million to partially settle $150.0 million of the remaining $290.7 million Swaps in place to hedge the $150.0 million ten-year senior unsecured notes issued on June 2, 2010. For the remaining $140.7 million of Swaps, we continue to expect to issue new debt for a term of 7 to 12 years prior to March 31, 2011. The fair value of these Swaps was a liability of $28.3 million at June 30, 2010. If we were to no longer expect to issue new debt within the terms and periods described above, we would be required to immediately charge the change in the fair value of these Swaps to net income as well as all future changes in value. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity and Capital

We have issued common and preferred stock from the Parent Company and common and preferred units from the Operating Partnership to fund our capital commitments and to maintain a conservative capital structure as described below.

Equity of the Parent Company

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of June 30, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million common shares at $30.75 per share which will result in net proceeds of $222.0 million, net of issuance costs. These shares are subject to the forward sale agreements described below. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously for proceeds of $35.4 million.

In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. We intend to use the proceeds upon settlement of the forward sale agreements to repay debt maturing in 2010 and 2011 and for general corporate purposes.

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through the Operating Partnership in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock of the Parent Company after a specified date at an exchange rate of one share for one unit. The Preferred Units of the Operating Partnership and the related Preferred Stock of the Parent Company are not convertible into common stock of the Parent Company. At June 30, 2010 and December 31, 2009, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units are callable by the Parent Company beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of approximately $842,000.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of June 30, 2010 and December 31, 2009, the Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding that were not owned by the Parent Company, representing less than 1% of the outstanding Partnership Units of the Operating Partnership. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock, which was $34.40 and $35.06 per share as of June 30, 2010 and December 31, 2009, respectively, an aggregate redemption value of $6.5 million and $16.4 million, respectively.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At June 30, 2010 and December 31, 2009, the noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At June 30, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000. See above for further discussion.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of June 30, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,857,922 of the total 82,047,086 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of June 30, 2010 and December 31, 2009, respectively.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At June 30, 2010 and December 31, 2009, we had capitalized pre-development costs of approximately $682,000 and $816,000, respectively, of which approximately $290,000 and $325,000, respectively, were refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the six months ended June 30, 2010 and 2009, we expensed pre-development costs of approximately $173,000 and $298,000, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the six months ended June 30, 2010 and 2009, we capitalized interest of $3.3 million and $11.9 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the six months ended June 30, 2010 and 2009, we capitalized approximately $806,000 and $5.4 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

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

Results from Operations

Comparison of the three months ended June 30, 2010 to 2009:

At June 30, 2010, on a Combined Basis, we were operating or developing 398 shopping centers, as compared to 400 shopping centers at December 31, 2009. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the percentage leased. At June 30, 2010, on a Combined Basis, we had 34 development properties, as compared to 40 properties at December 31, 2009.

Our revenues increased by $6.3 million or 5.5% to $121.6 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$86,109	85,500	609
Percentage rent	264	307	(43)
Recoveries from tenants and other income	25,709	22,589	3,120
Management, transaction, and other fees	9,518	6,898	2,620

Total revenues	$121,600	115,294	6,306

The increase in minimum rent, along with the increase in recoveries from tenants and other income relates primarily to recently completed shopping center developments commencing operations in the current year as well as improved collection rates on fewer tenant defaults.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$1,772	2,044	(272)
Property management fees	3,892	3,675	217
Transaction fees	2,594	—	2,594
Leasing commissions and other fees	1,260	1,179	81

	$9,518	6,898	2,620

Transaction fees increased as a result of a $2.6 million disposition fee paid to Regency by MCW related to GRI’s acquisition of MCW’s investment in MCWR II described above. Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, declined in 2010 due to an overall decline in commercial real estate values, as well as, a reduction in the number of properties owned by the joint venture partnerships.

Our operating expenses increased by $5.0 million or 6.8% to $79.0 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance, and real estate taxes	$31,697	29,401	2,296
General and administrative	14,639	9,292	5,347
Depreciation and amortization	31,499	29,621	1,878
Provision for doubtful accounts	55	4,731	(4,676)
Other expenses	1,080	929	151

Total operating expenses	$78,970	73,974	4,996

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. General and administrative expense increased $5.3 million as the decline in development activity resulted in reduced overhead capitalization. The provision for doubtful accounts decreased by $4.7 million during the three months ended June 30, 2010 as tenant collection rates improved and tenant default rates continued to decline in 2010.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$374	1,614	(1,240)
Interest on notes payable	30,388	30,081	307
Capitalized interest	(1,243)	(5,559)	4,316
Hedge interest	1,756	327	1,429
Interest income	(640)	(823)	183

	$30,635	25,640	4,995

Interest on Unsecured credit facilities decreased by $1.2 million as a result of lower outstanding balances during the three months ended June 30, 2010 compared to 2009. Capitalized interest declined as a result of a reduction in new development activity subsequent to June 30, 2009, as well as, a higher level of shopping center completions.

During the three months ended June 30, 2010, we sold three out-parcels for net proceeds of $3.9 million and recognized a gain of approximately $65,000, whereas during the three months ended June 30, 2009, we did not have any gains on sale included in continuing operations.

Our equity in income (loss) of investments in real estate partnerships increased by $28.0 million during the three months ended June 30, 2010 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	(9)	9
Macquarie CountryWide Direct (MCWR I) (1)	—	—	—	—
GRI - Regency, LLC (GRIR) (2)	40.00%	1,853	(25,979)	27,832
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(27)	84	(111)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(159)	(288)	129
Columbia Regency Retail Partners (Columbia I)	20.00%	(171)	(164)	(7)
Columbia Regency Partners II (Columbia II)	20.00%	6	(21)	27
Cameron Village LLC (Cameron)	30.00%	(141)	(112)	(29)
RegCal, LLC (RegCal)	25.00%	72	43	29
Regency Retail Partners (the Fund)	20.00%	6	(106)	112
US Regency Retail I, LLC (USAA)	20.01%	(23)	—	(23)
Other investments in real estate partnerships	50.00%	366	339	27

Total		$1,782	(26,213)	27,995

(1)	At June 30, 2009, our ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was complete effective December 31, 2009.
(2)	At June 30, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 24.95%.

The increase in our equity in income (loss) of investments in real estate partnerships is primarily related to the decrease in impairment provisions recognized by GRIR in 2010 as compared to 2009. GRIR recorded a $3.3 million provision for impairment for the three months ended June 30, 2010 and a $99.8 million provision for impairment for the three months ended June 30, 2009. Our pro-rata share of this provision for impairment was $1.3 million and $24.9 million for the three months ended June 30, 2010 and 2009, respectively.

Loss from discontinued operations was approximately $263,000 for the three months ended June 30, 2010 as compared to income from discontinued operations of $1.6 million for the three months ended June 30, 2009. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net income attributable to common stockholders for the three months ended June 30, 2010 was $6.8 million, an increase of $24.0 million as compared with the net loss of $17.2 million for the three months ended June 30, 2009. The increase in net income was primarily related to a lower provision for impairment recorded by GRIR during 2010 as compared to 2009. Our diluted net income per share was $0.08 in 2010 as compared to diluted net loss per share of $.23 in 2009.

Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended June 30, 2010 was $6.8 million, an increase $24.1 million as compared with net loss of $17.3 million for the three months ended June 30, 2009 for the same reasons stated above. Our diluted net income per unit was $0.08 for the three months ended June 30, 2010 as compared to net loss per unit of $0.23 for the three months ended June 30, 2009.

Comparison of the six months ended June 30, 2010 to 2009:

Our revenues increased by $11.0 million or 4.7% to $246.0 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$172,537	171,689	848
Percentage rent	624	1,007	(383)
Recoveries from tenants and other income	56,358	47,656	8,702
Management, transaction, and other fees	16,449	14,655	1,794

Total revenues	$245,968	235,007	10,961

The increase in minimum rent relates primarily to recently completed shopping center developments commencing operations in the current year as well as improved collection rates on fewer tenant defaults. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as, other income. Recoveries from tenants were higher in 2010 as compared to 2009 related to higher operating expenses in 2010, and other income was higher in 2010 due to an increase in termination fees related to agreements which allow certain tenants to terminate their leases prior to expiration. Termination fees included a $2.5 million fee from a home improvement anchor tenant that terminated its lease; however, we successfully released the space to a new anchor tenant during the first quarter 2010.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$3,180	4,642	(1,462)
Property management fees	7,844	7,615	229
Transaction fees	2,594	—	2,594
Leasing commissions and other fees	2,831	2,398	433

	$16,449	14,655	1,794

Transaction fees increased as a result of a $2.6 million disposition fee paid to Regency by MCW related to GRI’s acquisition of MCW’s investment in MCWR II described above. Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, declined in 2010 due to an overall decline in commercial real estate values, as well as, a reduction in the number of properties owned by the joint venture partnerships.

Our operating expenses increased by $10.7 million or 7.2% to $159.2 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance and real estate taxes	$63,879	59,342	4,537
General and administrative	28,374	25,177	3,197
Depreciation and amortization	62,830	57,473	5,357
Provision for doubtful accounts	2,410	5,231	(2,821)
Other expenses, net	1,687	1,218	469

Total operating expenses	$159,180	148,441	10,739

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. General and administrative expense increased $3.2 million as the decline in development activity resulted in reduced overhead capitalization. The provision for doubtful accounts decreased by $2.8 million during 2010 as tenant collection rates improved and tenant default rates continued to decline in 2010.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$741	3,971	(3,230)
Interest on notes payable	61,905	61,181	724
Capitalized interest	(3,323)	(11,918)	8,595
Hedge interest	1,756	653	1,103
Interest income	(1,315)	(1,729)	414

	$59,764	52,158	7,606

Interest on Unsecured credit facilities decreased by $3.2 million as a result of lower outstanding balances during the six months ended June 30, 2010 compared to 2009. Capitalized interest declined as a result of a reduction in new development activity subsequent to June 30, 2009, as well as, a higher level of shopping center completions.

During the six months ended June 30, 2010, we sold eight out-parcels for net proceeds of $8.3 million and recognized a gain of approximately $442,000, whereas during the six months ended June 30, 2009, we did not have any gains on sale of real estate included in continuing operations.

Our equity in income (loss) of investments in real estate partnerships increased by $22.2 million during 2010 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	956	(956)
Macquarie CountryWide Direct (MCWR I) (1)	—	—	—	—
GRI - Regency, LLC (GRIR) (2)	40.00%	(2,324)	(26,066)	23,742
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(60)	82	(142)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(418)	(394)	(24)
Columbia Regency Retail Partners (Columbia I)	20.00%	193	288	(95)
Columbia Regency Partners II (Columbia II)	20.00%	27	(4)	31
Cameron Village LLC (Cameron)	30.00%	(237)	(150)	(87)
RegCal, LLC (RegCal)	25.00%	21	150	(129)
Regency Retail Partners (the Fund)	20.00%	(38)	(216)	178
US Regency Retail I, LLC (USAA)	20.01%	(98)	—	(98)
Other investments in real estate partnerships	50.00%	824	1,043	(219)

Total		$(2,110)	(24,311)	22,201

(1)	At June 30, 2009, our ownership interest in MCWR I was 25.00%. The liquidation of MCWR I was complete effective December 31, 2009.
(2)	At June 30, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II) was 24.95%.

The increase in our equity in income (loss) of investments in real estate partnerships is primarily related to the decrease in provision for impairments recognized by GRIR. GRIR recorded a $12.3 million provision for impairment for the six months ended June 30, 2010 as compared with a $99.8 million provision for impairment during the same period in 2009. Our pro-rata share of this provision for impairment was $4.9 million in 2010 and $24.9 million in 2009.

Income from discontinued operations was approximately $6.6 million for the six months ended June 30, 2010 related to the operations of shopping centers sold or classified as held-for-sale whereas income from discontinued operations was $6.7 million for the six months ended June 30, 2009. Income from discontinued operations for the six months ended June 30, 2010 includes gains of $6.8 million from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of shopping centers sold or classified as held-for-sale. Income from discontinued operations for the six months ended June 30, 2009 includes gains of $3.9 million from the sale of one property in development for net proceeds of $4.9 million and the operations of shopping centers sold or classified as held-for-sale. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net income attributable to common stockholders for the six months ended June 30, 2010 was $19.1 million, an increase of $16.7 million as compared with net income of $2.4 million for the six months ended June 30, 2009. The increase in net income was primarily related to a lower provision for impairment recorded by GRIR during 2010 as compared to 2009. Our diluted net income per share was $0.23 in 2010 as compared to diluted net income per share of $.03 in 2009.

Related to our Operating Partnership results, our net income attributable to common unit holders for the six months ended June 30, 2010 was $19.2 million, an increase of $16.7 million as compared with net income of $2.5 million for the six months ended June 30, 2009 for the same reasons stated above. Our diluted net income per unit was $0.23 in 2010 as compared to net income per unit of $0.03 in 2009.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.1 million and $3.2 million, all of which has been accrued as of June 30, 2010 and December 31, 2009, respectively. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

We have $352.8 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 8.08%, which includes $333.9 million of unsecured long-term debt. During 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. At inception, we designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $400.0 million of fixed rate financing expected to occur in 2010 and 2011. During 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. During 2010, we paid $26.8 million to partially settle $150.0 million of the remaining $290.7 million Swaps in place to hedge the $150.0 million ten-year senior unsecured notes issued on June 2, 2010. For the remaining $140.7 million of Swaps, we continue to expect to issue new debt for a term of 7 to 12 years prior to March 31, 2011. As a result of a decline in 10-year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of June 30, 2010 is reflected as a liability of $28.3 million in accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive loss in the accompanying consolidated financial statements. If we were to no longer expect to issue debt as originally forecasted, we would be required to immediately expense the change in fair value of the Swaps to net income including all future changes until settled. During the six months ended June 30, 2010, we had approximately $922,000 of hedge ineffectiveness recognized in earnings attributable to revised inputs used in valuation models to estimate effectiveness. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new debt. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2010, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at June 30, 2010 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of June 30, 2010 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$150,280	209,395	254,901	21,125	166,296	1,208,133	2,010,130	1,420,131
Average interest rate for all fixed rate debt (a)	6.17%	5.97%	5.82%	5.81%	5.91%	6.21%	—	—
Variable rate LIBOR debt	$102	4,574	204	204	3,737	—	8,821	7,797
Average interest rate for all variable rate debt (a)	4.58%	5.80%	5.80%	5.80%	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.4 billion versus the face value of $2.0 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2010.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended June 30, 2010.

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2010	—	—	—	—
May 1 through May 31, 2010	—	—	—	—
June 1 through June 30, 2010	—	—	—	—

Total	—	—	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with options exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

Exhibit No.		Description

4.	Instruments Defining Rights of Security Holders

	(a)	Second Supplemental Indenture dated as of June 2, 2010 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of Regency Centers, L.P. filed June 3, 2010).

10.	Material Contracts

	(a)	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among Regency Centers, L.P., the Company, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association.

(i) First Amendment to Second Amended and Restated Credit Agreement.

	(b)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Bank, National Association.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.*

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.*

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.*

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.*

101.	Interactive Data Files

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Taxonomy Extension Schema Document

	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	XBRL Taxonomy Definition Linkbase Document

	101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer