Form 10-Q/A
period 2010-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-08-09
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrants’ Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2010 (“Form 10-Q’s”) is to furnish Exhibit 101 to the Form 10-Q’s in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-Q’s for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrants’ Form 10-Q’s. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q’s or modify or update in any way disclosures made in the original filings.

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

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

Exhibit No.		Description

4.	Instruments Defining Rights of Security Holders

	(a)	Second Supplemental Indenture dated as of June 2, 2010 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of Regency Centers, L.P. filed June 3, 2010).

10.	Material Contracts

	(a)	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among Regency Centers, L.P., the Company, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association.*

(i) First Amendment to Second Amended and Restated Credit Agreement.*

	(b)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Bank, National Association.*

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.*

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.*

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.*

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.*

32.	Section 1350 Certifications.

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.*

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.*

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.*

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.*

101.	Interactive Data Files

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Taxonomy Extension Schema Document

	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	XBRL Taxonomy Definition Linkbase Document

	101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed on August 6, 2010 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended June 30, 2010.
**	Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer