Form 10-Q
period 2010-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2010-11-05
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Regency Centers Corporation                    YES  ☐    NO   ☒                    Regency Centers, L.P.                    YES  ☐    NO  ☒

The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 81,867,549 as of October 29, 2010.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2010 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of September 30, 2010, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands, except share data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,071,961	975,861
Buildings and improvements	2,199,756	2,017,843
Properties in development	687,428	920,427

	3,959,145	3,914,131
Less: accumulated depreciation	695,432	622,163

	3,263,713	3,291,968
Operating properties held for sale, net	8,483	19,647
Investments in real estate partnerships	462,778	326,212

Net real estate investments	3,734,974	3,637,827
Cash and cash equivalents	38,838	99,477
Accounts receivable, net of allowance for doubtful accounts of $5,162 and $6,567 at September 30, 2010 and December 31, 2009, respectively	37,012	40,871
Straight-line rent receivable, net of allowance of $1,896 and $1,899 at September 30, 2010 and December 31, 2009	43,619	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $66,096 and $58,861 at September 30, 2010 and December 31, 2009, respectively	58,243	58,376
Acquired lease intangible assets, less accumulated amortization of $13,320 and $11,632 at September 30, 2010 and December 31, 2009, respectively	9,722	10,007
Other assets	34,452	50,203

Total assets	$3,993,674	3,973,806

Liabilities and Equity
Liabilities:
Notes payable	$1,892,919	1,886,380
Unsecured credit facilities	110,000	—
Accounts payable and other liabilities	144,481	99,145
Derivative instruments, at fair value	—	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,755 and $9,715 at September 30, 2010 and December 31, 2009, respectively	5,403	5,896
Tenants’ security and escrow deposits	10,604	10,628

Total liabilities	2,163,407	2,030,412

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at September 30, 2010 and December 31, 2009 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 81,867,133 and 81,539,296 shares issued at September 30, 2010 and December 31, 2009, respectively	819	815
Additional paid in capital	2,035,372	2,022,670
Accumulated other comprehensive loss	(83,243)	(49,973)
Distributions in excess of net income	(457,372)	(373,345)

Total stockholders’ equity	1,770,576	1,875,167

Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at September 30, 2010 and December 31, 2009	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $7,466 and $16,415 at September 30, 2010 and December 31, 2009, respectively	(285)	7,321
Limited partners’ interests in consolidated partnerships	10,818	11,748

Total noncontrolling interests	59,691	68,227

Total equity	1,830,267	1,943,394

Total liabilities and equity	$3,993,674	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the three months ended September 30, 2010 and 2009

(in thousands, except per share data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$87,032	87,776
Percentage rent	400	235
Recoveries from tenants and other income	27,454	28,704
Management, transaction, and other fees	6,524	15,606

Total revenues	121,410	132,321

Operating expenses:
Depreciation and amortization	30,407	29,428
Operating and maintenance	17,342	16,356
General and administrative	14,371	12,151
Real estate taxes	13,980	14,259
Provision for doubtful accounts	102	2,333
Other expenses	2,380	3,357

Total operating expenses	78,582	77,884

Other expense (income):
Interest expense, net of interest income of $444 and $1,133 in 2010 and 2009, respectively	32,209	27,920
Gain on sale of properties in development	(479)	—
Provision for impairment	—	95,150
Early extinguishment of debt	—	2,709
Gain on derivative instruments	(2,341)	—

Total other expense (income)	29,389	125,779

Income (loss) before equity in income (loss) of investments in real estate partnerships	13,439	(71,342)
Equity in income (loss) of investments in real estate partnerships	2,102	(2,084)

Income (loss) from continuing operations	15,541	(73,426)
Discontinued operations, net:
Operating income (loss)	322	(5,185)
Gain on sale of operating properties and properties in development	2	—

Income (loss) from discontinued operations	324	(5,185)

Net income (loss)	15,865	(78,611)
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	(34)	462
Limited partners’ interests in consolidated partnerships	(96)	(93)

Net income attributable to noncontrolling interests	(1,061)	(562)

Net income (loss) attributable to controlling interests	14,804	(79,173)
Preferred stock dividends	(4,919)	(4,919)

Net income (loss) attributable to common stockholders	$9,885	(84,092)

Income (loss) per common share - basic:
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common stockholders	$0.12	(1.05)

Income (loss) per common share - diluted:
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common stockholders	$0.12	(1.05)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the nine months ended September 30, 2010 and 2009

(in thousands, except per share data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$259,081	258,999
Percentage rent	1,023	1,242
Recoveries from tenants and other income	83,661	76,228
Management, transaction, and other fees	22,974	30,261

Total revenues	366,739	366,730

Operating expenses:
Depreciation and amortization	93,030	86,690
Operating and maintenance	52,161	47,467
General and administrative	42,744	37,328
Real estate taxes	42,850	42,353
Provision for doubtful accounts	2,503	7,545
Other expenses	4,071	4,574

Total operating expenses	237,359	225,957

Other expense (income):
Interest expense, net of interest income of $1,759 and $2,863 in 2010 and 2009, respectively	91,972	80,078
Gain on sale of properties in development	(1,044)	—
Provision for impairment	—	97,519
Early extinguishment of debt	—	2,709
Gain on derivative instruments	(1,419)	—

Total other expense (income)	89,509	180,306

Income (loss) before equity in loss of investments in real estate partnerships	39,871	(39,533)
Equity in loss of investments in real estate partnerships	(8)	(26,395)

Income (loss) from continuing operations	39,863	(65,928)
Discontinued operations, net:
Operating income (loss)	352	(2,161)
Gain on sale of operating properties and properties in development	6,767	3,905

Income from discontinued operations	7,119	1,744

Net income (loss)	46,982	(64,184)
Noncontrolling interests:
Preferred units	(2,794)	(2,794)
Exchangeable operating partnership units	(155)	390
Limited partners’ interests in consolidated partnerships	(271)	(366)

Net income attributable to noncontrolling interests	(3,220)	(2,770)

Net income (loss) attributable to controlling interests	43,762	(66,954)
Preferred stock dividends	(14,756)	(14,756)

Net income (loss) attributable to common stockholders	$29,006	(81,710)

Income (loss) per common share - basic:
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common stockholders	$0.35	(1.09)

Income (loss) per common share - diluted:
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common stockholders	$0.35	(1.09)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statement of Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2010

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	2,022,670	(49,973)	(373,345)	1,875,167	49,158	7,321	11,748	68,227	1,943,394
Comprehensive Income:
Net income	—	—	—	—	43,762	43,762	2,794	155	271	3,220	46,982
Amortization of loss on derivative instruments	—	—	—	3,202	—	3,202	—	7	—	7	3,209
Change in fair value of derivative instruments	—	—	—	(36,472)	—	(36,472)	—	(85)	—	(85)	(36,557)

Total comprehensive income						10,492				3,142	13,634
Restricted stock issued, net of amortization	—	—	5,138	—	—	5,138	—	—	—	—	5,138
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(1,337)	—	—	(1,337)	—	—	—	—	(1,337)
Common stock issued for dividend reinvestment plan	—	1	1,593	—	—	1,594	—	—	—	—	1,594
Common stock issued for partnership units exchanged	—	3	7,308	—	—	7,311	—	(7,311)	—	(7,311)	—
Contributions from partners	—	—	—	—	—	—	—	—	162	162	162
Distributions to partners	—	—	—	—	—	—	—	—	(1,363)	(1,363)	(1,363)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	(14,756)	(14,756)	(2,794)	—	—	(2,794)	(17,550)
Common stock/unit ($1.3875 per share)	—	—	—	—	(113,033)	(113,033)	—	(372)	—	(372)	(113,405)

Balance at September 30, 2010	$275,000	819	2,035,372	(83,243)	(457,372)	1,770,576	49,158	(285)	10,818	59,691	1,830,267

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$46,982	(64,184)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,309	87,768
Amortization of deferred loan cost and debt premium	5,410	3,826
Amortization and accretion of above and below market lease intangibles	(961)	(1,420)
Stock-based compensation, net of capitalization	4,812	3,445
Equity in loss of investments in real estate partnerships	8	26,395
Net gain on sale of properties	(7,837)	(3,905)
Provision for doubtful accounts	2,510	7,690
Provision for impairment	—	104,402
Early extinguishment of debt	—	2,709
Distribution of earnings from operations of investments in real estate partnerships	32,248	25,885
Settlement of derivative instruments	(26,761)	(19,977)
Gain on derivative instruments	(1,419)	—
Changes in assets and liabilities:
Accounts receivable	431	2,851
Straight-line rent receivables, net	(4,544)	(1,922)
Other receivables	—	19,700
Deferred leasing costs	(9,926)	(6,733)
Other assets	(2,775)	(2,161)
Accounts payable and other liabilities	46	(20,837)
Tenants’ security and escrow deposits	(118)	(679)

Net cash provided by operating activities	131,415	162,853

Cash flows from investing activities:
Acquisition of operating real estate	(10,057)	—
Development of real estate including acquisition of land	(40,790)	(120,289)
Proceeds from sale of real estate investments	34,408	32,968
Collection of notes receivable	—	13,572
Investments in real estate partnerships	(231,800)	(26,763)
Distributions received from investments in real estate partnerships	79,838	10,308

Net cash used in investing activities	(168,401)	(90,204)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	310,872
Distributions to limited partners in consolidated partnerships, net	(1,334)	(681)
Distributions to exchangeable operating partnership unit holders	(372)	(773)
Distributions to preferred unit holders	(2,794)	(2,794)
Dividends paid to common stockholders	(111,439)	(122,308)
Dividends paid to preferred stockholders	(14,756)	(14,756)
Repayment of fixed rate unsecured notes	(130,445)	(116,053)
Proceeds from issuance of fixed rate unsecured notes, net	148,949	—
Proceeds from unsecured credit facilities	220,000	—
Repayment of unsecured credit facilities	(110,000)	(70,000)
Proceeds from notes payable	4,878	106,512
Repayment of notes payable	(21,354)	(3,029)
Scheduled principal payments	(3,679)	(3,922)
Payment of loan costs	(1,307)	(1,140)
Payment of premium on tender offer	—	(2,312)

Net cash (used in) provided by financing activities	(23,653)	79,616

Net (decrease) increase in cash and cash equivalents	(60,639)	152,265
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$38,838	173,798

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,325 and $16,306 in 2010 and 2009, respectively)	$96,240	90,338

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$7,311	—

Real estate received through distribution in kind	$—	80,459

Mortgage loans assumed through distribution in kind	$—	59,061

Mortgage loans assumed for the acquisition of operating real estate	$7,881	—

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$28,363	44,656

Common stock issued for dividend reinvestment plan	$1,594	2,455

Stock-based compensation capitalized	$499	1,783

Contributions from limited partners in consolidated partnerships, net	$133	4,139

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands, except unit data)

	2010	2009
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,071,961	975,861
Buildings and improvements	2,199,756	2,017,843
Properties in development	687,428	920,427

	3,959,145	3,914,131
Less: accumulated depreciation	695,432	622,163

	3,263,713	3,291,968
Operating properties held for sale, net	8,483	19,647
Investments in real estate partnerships	462,778	326,212

Net real estate investments	3,734,974	3,637,827
Cash and cash equivalents	38,838	99,477
Accounts receivable, net of allowance for doubtful accounts of $5,162 and $6,567 at September 30, 2010 and December 31, 2009, respectively	37,012	40,871
Straight-line rent receivable, net of allowance of $1,896 and $1,899 at September 30, 2010 and December 31, 2009	43,619	39,292
Notes receivable	36,814	37,753
Deferred costs, less accumulated amortization of $66,096 and $58,861 at September 30, 2010 and December 31, 2009, respectively	58,243	58,376
Acquired lease intangible assets, less accumulated amortization of $13,320 and $11,632 at September 30, 2010 and December 31, 2009, respectively	9,722	10,007
Other assets	34,452	50,203

Total assets	$3,993,674	3,973,806

Liabilities and Capital
Liabilities:
Notes payable	$1,892,919	1,886,380
Unsecured credit facilities	110,000	—
Accounts payable and other liabilities	144,481	99,145
Derivative instruments, at fair value	—	28,363
Acquired lease intangible liabilities, less accumulated accretion of $10,755 and $9,715 at September 30, 2010 and December 31, 2009, respectively	5,403	5,896
Tenants’ security and escrow deposits	10,604	10,628

Total liabilities	2,163,407	2,030,412

Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2010 and December 31, 2009	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $25 per unit	275,000	275,000
General partner; 81,867,133 and 81,539,296 units outstanding at September 30, 2010 and December 31, 2009, respectively	1,578,819	1,650,140
Limited partners; 189,164 and 468,211 units outstanding at September 30, 2010 and December 31, 2009	(285)	7,321
Accumulated other comprehensive loss	(83,243)	(49,973)

Total partners’ capital	1,819,449	1,931,646

Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	10,818	11,748

Total noncontrolling interests	10,818	11,748

Total capital	1,830,267	1,943,394

Total liabilities and capital	$3,993,674	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended September 30, 2010 and 2009

(in thousands, except per unit data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$87,032	87,776
Percentage rent	400	235
Recoveries from tenants and other income	27,454	28,704
Management, transaction, and other fees	6,524	15,606

Total revenues	121,410	132,321

Operating expenses:
Depreciation and amortization	30,407	29,428
Operating and maintenance	17,342	16,356
General and administrative	14,371	12,151
Real estate taxes	13,980	14,259
Provision for doubtful accounts	102	2,333
Other expenses	2,380	3,357

Total operating expenses	78,582	77,884

Other expense (income):
Interest expense, net of interest income of $444 and $1,133 in 2010 and 2009, respectively	32,209	27,920
Gain on sale of properties in development	(479)	—
Provision for impairment	—	95,150
Early extinguishment of debt	—	2,709
Gain on derivative instruments	(2,341)	—

Total other expense (income)	29,389	125,779

Income (loss) before equity in income (loss) of investments in real estate partnerships	13,439	(71,342)
Equity in income (loss) of investments in real estate partnerships	2,102	(2,084)

Income (loss) from continuing operations	15,541	(73,426)
Discontinued operations, net:
Operating income (loss)	322	(5,185)
Gain on sale of operating properties and properties in development	2	—

Income (loss) from discontinued operations	324	(5,185)

Net income (loss)	15,865	(78,611)
Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	(96)	(93)

Net income attributable to noncontrolling interests	(96)	(93)

Net income (loss) attributable to controlling interests	15,769	(78,704)
Preferred unit distributions	(5,850)	(5,850)

Net income (loss) attributable to common unit holders	$9,919	(84,554)

Income (loss) per common unit - basic:
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common unit holders	$0.12	(1.05)

Income (loss) per common unit - diluted:
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common unit holders	$0.12	(1.05)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the nine months ended September 30, 2010 and 2009

(in thousands, except per unit data)

(unaudited)

	2010	2009
Revenues:
Minimum rent	$259,081	258,999
Percentage rent	1,023	1,242
Recoveries from tenants and other income	83,661	76,228
Management, transaction, and other fees	22,974	30,261

Total revenues	366,739	366,730

Operating expenses:
Depreciation and amortization	93,030	86,690
Operating and maintenance	52,161	47,467
General and administrative	42,744	37,328
Real estate taxes	42,850	42,353
Provision for doubtful accounts	2,503	7,545
Other expenses	4,071	4,574

Total operating expenses	237,359	225,957

Other expense (income):
Interest expense, net of interest income of $1,759 and $2,863 in 2010 and 2009, respectively	91,972	80,078
Gain on sale of properties in development	(1,044)	—
Provision for impairment	—	97,519
Early extinguishment of debt	—	2,709
Gain on derivative instruments	(1,419)	—

Total other expense (income)	89,509	180,306

Income (loss) before equity in loss of investments in real estate partnerships	39,871	(39,533)
Equity in loss of investments in real estate partnerships	(8)	(26,395)

Income (loss) from continuing operations	39,863	(65,928)
Discontinued operations, net:
Operating income (loss)	352	(2,161)
Gain on sale of operating properties and properties in development	6,767	3,905

Income from discontinued operations	7,119	1,744

Net income (loss)	46,982	(64,184)
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(271)	(366)

Net income attributable to noncontrolling interests	(271)	(366)

Net income (loss) attributable to controlling interests	46,711	(64,550)
Preferred unit distributions	(17,550)	(17,550)

Net income (loss) attributable to common unit holders	$29,161	(82,100)

Income (loss) per common unit - basic
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common unit holders	$0.35	(1.09)

Income (loss) per common unit - diluted
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common unit holders	$0.35	(1.09)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Capital and Comprehensive Income (Loss)

For the nine months ended September 30, 2010

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	49,158	1,925,140	7,321	(49,973)	1,931,646	11,748	1,943,394
Comprehensive income:
Net income	2,794	43,762	155	—	46,711	271	46,982
Amortization of loss on derivative instruments	—	—	7	3,202	3,209	—	3,209
Change in fair value of derivative instruments	—	—	(85)	(36,472)	(36,557)	—	(36,557)

Total comprehensive income					13,363		13,634
Contributions from partners	—	—	—	—	—	162	162
Distributions to partners	—	(113,033)	(372)	—	(113,405)	(1,363)	(114,768)
Preferred unit distributions	(2,794)	(14,756)	—	—	(17,550)	—	(17,550)
Restricted stock issued by Parent Company, net of amortization	—	5,138	—	—	5,138	—	5,138
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	257	—	—	257	—	257
Common units exchanged for common stock of
Parent Company	—	7,311	(7,311)	—	—	—	—

Balance at September 30, 2010	49,158	1,853,819	(285)	(83,243)	1,819,449	10,818	1,830,267

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$46,982	(64,184)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,309	87,768
Amortization of deferred loan cost and debt premium	5,410	3,826
Amortization and accretion of above and below market lease intangibles	(961)	(1,420)
Stock-based compensation, net of capitalization	4,812	3,445
Equity in loss of investments in real estate partnerships	8	26,395
Net gain on sale of properties	(7,837)	(3,905)
Provision for doubtful accounts	2,510	7,690
Provision for impairment	—	104,402
Early extinguishment of debt	—	2,709
Distribution of earnings from operations of investments in real estate partnerships	32,248	25,885
Settlement of derivative instruments	(26,761)	(19,977)
Gain on derivative instruments	(1,419)	—
Changes in assets and liabilities:
Accounts receivable	431	2,851
Straight-line rent receivables, net	(4,544)	(1,922)
Other receivables	—	19,700
Deferred leasing costs	(9,926)	(6,733)
Other assets	(2,775)	(2,161)
Accounts payable and other liabilities	46	(20,837)
Tenants’ security and escrow deposits	(118)	(679)

Net cash provided by operating activities	131,415	162,853

Cash flows from investing activities:
Acquisition of operating real estate	(10,057)	—
Development of real estate including acquisition of land	(40,790)	(120,289)
Proceeds from sale of real estate investments	34,408	32,968
Collection of notes receivable	—	13,572
Investments in real estate partnerships	(231,800)	(26,763)
Distributions received from investments in real estate partnerships	79,838	10,308

Net cash used in investing activities	(168,401)	(90,204)

Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	310,872
Distributions to limited partners in consolidated partnerships, net	(1,334)	(681)
Distributions to partners	(111,811)	(123,081)
Preferred unit distributions	(17,550)	(17,550)
Repayment of fixed rate unsecured notes	(130,445)	(116,053)
Proceeds from issuance of fixed rate unsecured notes, net	148,949	—
Proceeds from unsecured credit facilities	220,000	—
Repayment of unsecured credit facilities	(110,000)	(70,000)
Proceeds from notes payable	4,878	106,512
Repayment of notes payable	(21,354)	(3,029)
Scheduled principal payments	(3,679)	(3,922)
Payment of loan costs	(1,307)	(1,140)
Payment of premium on tender offer	—	(2,312)

Net cash (used in) provided by financing activities	(23,653)	79,616

Net (decrease) increase in cash and cash equivalents	(60,639)	152,265
Cash and cash equivalents at beginning of the period	99,477	21,533

Cash and cash equivalents at end of the period	$38,838	173,798

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,325 and $16,306 in 2010 and 2009, respectively)	$96,240	90,338

Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$7,311	—

Real estate received through distribution in kind	$—	80,459

Mortgage loans assumed through distribution in kind	$—	59,061

Mortgage loans assumed for the acquisition of operating real estate	$7,881	—

Real estate received through foreclosure on notes receivable	$990	—

Change in fair value of derivative instruments	$28,363	44,656

Common stock issued by Parent Company for dividend reinvestment plan	$1,594	2,455

Stock-based compensation capitalized	$499	1,783

Contributions from limited partners in consolidated partnerships, net	$133	4,139

See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At September 30, 2010, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 215 retail shopping centers and held partial interests in an additional 184 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).

The accompanying unaudited interim financial information has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these financial statements are sufficient such that the information presented is not misleading. In the Company’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the Company’s December 31, 2009 Consolidated Financial Statements, as filed with the SEC in the Annual Report on Form 10-K.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Because of the challenging conditions that currently exist in the real estate markets, as well as, the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. Specifically as it relates to the Company’s business, the current uncertain economic period is expected to result in the continuation of a higher level of retail store closings nationally, which could reduce the demand for leasing space in the Company’s shopping centers and result in a decline in occupancy and rental revenues in its real estate portfolio. Limited available credit in the commercial real estate market is causing a decline in the values of commercial real estate nationally and the Company’s ability to sell shopping centers to raise capital. The reduction in the demand for new retail space and available capital have caused the Company to significantly reduce its new shopping center development program until markets become less volatile.

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At September 30, 2010, the Parent Company owned approximately 99.8% or 81,867,133 of the total 82,056,297 Partnership Units outstanding.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

The Company evaluates in structure and in substance its investments in the real estate partnerships to determine if they are variable interest entities. The Company has concluded that these partnership investments are not variable interest entities. Further, the joint venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company, through the Operating Partnership, also became the managing member, responsible for the day-to-day operations of the real estate partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each real estate partnership and concluded that the other partners have substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Noncontrolling Interests

The Company consolidates all entities in which it has a controlling ownership interest. A controlling ownership interest is typically attributable to the entity with a majority voting interest. Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity or capital, but separately from stockholders’ equity or partners’ capital. On the Consolidated Statements of Operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are clearly identified on the accompanying Consolidated Statements of Operations.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to Preferred Units and exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered preferred or common stock. Each outstanding Preferred Unit and exchangeable operating partnership unit is exchangeable for one share of preferred stock or common stock of the Parent Company, respectively, and the unit holder cannot require redemption in cash or other assets. Limited partners’ interests in consolidated partnerships are not redeemable by the holders. The Parent Company’s only asset is its investment in the Operating Partnership, and therefore settlement in shares would not be a surrender of assets, but a contra-equity. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss).

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

September 30, 2010

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During the three months ended September 30, 2010 and 2009, the Company recorded provisions for doubtful accounts of approximately $149,000 and $2.4 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company recorded provisions for doubtful accounts of $2.5 million and $7.7 million, respectively.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Tenant receivables	$10,050	22,395
CAM and tax reimbursements	19,929	15,099
Other receivables	12,195	9,944
Less: allowance for doubtful accounts	(5,162)	(6,567)

Total	$37,012	40,871

Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants’ share of real estate taxes, insurance, and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

September 30, 2010

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

As of September 30, 2010, six of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The following table represents the components of properties in development as of September 30, 2010 and December 31, 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Construction in process	$66,905	127,376
Construction complete and in lease-up	505,055	673,052
Land held for future development	115,468	119,999

Total	$687,428	920,427

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, the Company had capitalized pre-development costs of approximately $710,000 and $816,000, respectively, of which approximately $240,000 and $325,000, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. There were no pre-development costs expensed during the three months ended September 30, 2010. During the three months ended September 30, 2009, the Company expensed pre-development costs of $3.4 million in other expenses in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2010 and 2009, the Company expensed pre-development costs of approximately $151,000 and $3.7 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

September 30, 2010

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

also reclassified to reflect the operations of the property as discontinued operations. When the Company sells an operating property to a joint venture or to a third party, and will continue to manage the property, the operations and gain on sale are included in income from continuing operations.

The Company reviews its real estate portfolio including the properties owned through real estate partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, the Company performs an annual review, generally during the fourth quarter, to re-evaluate market-based capitalization rates and estimated holding periods. For properties to be “held and used” for long term investment, the Company estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Company determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held-for-sale”, the Company estimates current resale values through appraisal information and other market data, less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy for those markets in which the Company operates, the Company’s estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in the Company’s strategy for a specific property which the Company owns directly or through real estate partnerships, a property previously classified as held and used is changed to held-for-sale, or if its estimated holding period changes, such change could cause the Company to determine that the property is impaired and a provision for impairment would be recorded either directly or through the Company’s equity in income (loss) of investments in real estate partnerships. See Note 10 for further discussion.

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

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At September 30, 2010 and December 31, 2009, $4.3 million and $3.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment. No impairment was recorded during the nine months ended September 30, 2010 and approximately $465,000 was recorded during the nine months ended September 30, 2009. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $50.3 million and $49.9 million at September 30, 2010 and December 31, 2009, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $7.9 million and $8.5 million at September 30, 2010 and December 31, 2009, respectively.

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

The Company’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value is recognized in the Statements of Operations as a gain or loss on derivative instruments. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

2.	Real Estate Investments

On September 1, 2010, the Company acquired a shopping center for a purchase price of $18.0 million which included the assumption of $7.9 million in debt. Acquired lease intangible assets and acquired lease intangible liabilities of $1.5 million and approximately $562,000, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results are included in the consolidated financial statements from the date of acquisition.

3.	Discontinued Operations

There were no sales of properties during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS. During the nine months ended September 30, 2010, approximately $26,000 of income tax expense was allocated to gain on the sale of a property in development.

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $462.8 million and $326.2 million at September 30, 2010 and December 31, 2009, respectively. The Company’s carrying amount of these investments was $43.1 million and $43.8 million lower than the underlying equity in net assets at September 30, 2010 and December 31, 2009, respectively.

Investments in real estate partnerships are primarily composed of real estate partnerships where the Company invests with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.1 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, and $19.1 million and $21.4 million for the nine months ended September 30, 2010 and 2009, respectively. The Company also received disposition fees of $2.6 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Investments in real estate partnerships as of September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$296,666	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	104	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,240	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	26,463	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,137	11,202
Cameron Village LLC (Cameron)	30.00%	17,474	18,285
RegCal, LLC (RegCal)	25.00%	15,636	12,863
Regency Retail Partners (the Fund)	20.00%	21,359	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,215	5,111
Other investments in real estate partnerships	50.00%	47,484	49,215

Total		$462,778	326,212

(1)	At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25.00%.

Investments in real estate partnerships are reported net of deferred gains of $51.5 million and $52.0 million at September 30, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each real estate partnership are described below.

The Company co-invests with Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). The Company’s investment in GRIR totals $296.7 million and represents 7.4% of the Company’s total assets at September 30, 2010.

On July 17, 2009, the Company announced that Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide, had agreed to sell 60% of the partnership’s interest to GRI in two closings. The first closing was completed on July 31, 2009, with GRI purchasing a 45% ownership interest in the real estate partnership. As part of the closing, the Company acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased the Company’s ownership to 25% from 24.95%. At the initial closing the Company received a disposition fee of $7.8 million from CHRR equal to 1% of the gross sales price paid by GRI.

As part of the original agreement with CHRR, the Company negotiated two separate options to acquire an additional 15% interest in the partnership at a 7.7% discount. In November 2009, the Company exercised its two options with the closing contingent upon obtaining lender consents. The Company funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, the Company closed on its options increasing its ownership interest in the real estate partnership to 40%.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

On April 30, 2010, GRIR prepaid $514.8 million of mortgage debt, without penalty, in order to minimize its refinancing and interest rate risks. The Company contributed capital of $206.7 million to GRIR for its pro-rata share of the repayment funded from its unsecured line of credit and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership in the real estate partnership to 60%. As a part of this second closing, the Company also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. The Company will retain asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten year secured mortgage loans. The Company received $79.6 million as its pro-rata share of the proceeds.

As of September 30, 2010, GRIR owned 85 shopping centers, had total assets of $2.1 billion and a net loss of $2.5 million for the nine months ended primarily related to the provision for impairment of $14.3 million on two properties it believes will be marketed for sale earlier than originally expected. The Company’s share of its total assets and net loss was $853.5 million and $1.0 million, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for additional properties sold to GRIR on or after January 1, 2010. During 2010, the Company has not sold any properties to GRIR. Since the inception of the real estate partnership in 2005, the Company has recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000. In April 2010, GRIR sold one shopping center to a third party for $15.3 million and recognized a gain of $2.3 million.

The Company co-invests with CHRR in two real estate partnerships, one in which the Company has an ownership interest of 24.95% (““MCWR III”) and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with CHRR totals $23.3 million and represents less than 1% of the Company’s total assets at September 30, 2010. At September 30, 2010, these joint ventures had total assets of $435.9 million and a net loss of $4.0 million for the nine months ended and the Company’s share of its total assets and net loss was $76.8 million and approximately $688,000, respectively.

As of September 30, 2010, MCWR III owned four shopping centers, had total assets of $63.7 million, and a net loss of approximately $304,000 for the nine months ended and the Company’s share of its total assets and net loss was $15.9 million and approximately $77,000, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for properties sold to MCWR III on or after January 1, 2010. During 2010, the Company has not sold any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of September 30, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $372.2 million, and recorded a net loss of $3.7 million for the nine months ended and the Company’s share of its total assets and net loss was $60.9 million and approximately $611,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Company has not sold any properties to the real estate partnership.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three real estate partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The Company’s investment in these three real estate partnerships totals $54.1 million and represents 1.4% of the Company’s total assets at September 30, 2010. At September 30, 2010, the OPERF joint ventures had total assets of $723.9 million and net income of $2.2 million for the nine months ended and the Company’s share of its total assets and net income was $156.3 million and approximately $328,000, respectively.

As of September 30, 2010, Columbia I owned 14 shopping centers, had total assets of $311.8 million, and net income of $2.9 million for the nine months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia I. During 2010, the Company has not sold any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million.

As of September 30, 2010, Columbia II owned 16 shopping centers, had total assets of $305.8 million and net income of approximately $367,000 for the nine months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia II. During 2010, the Company has not sold any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of September 30, 2010, Cameron owned one shopping center, had total assets of $106.2 million and a net loss of $1.1 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to the real estate partnership.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of September 30, 2010, RegCal owned eight shopping centers, had total assets of $185.6 million, and net income of approximately $657,000 for the nine months ended and the Company’s share of its total assets and net income was $46.4 million and approximately $144,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to RegCal. During 2010, the Company has not sold any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for a sales price of $12.9 million, net of assumed debt of $18.0 million, and the Company contributed $3.3 million for its proportionate share of the purchase price.

The Company co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Company has an ownership interest of 20%. As of September 30, 2010, the Fund owned nine shopping centers, had total assets of $361.4 million, and recorded a net loss of approximately $285,000 for the nine months ended and the Company’s share of its total assets and equity interests was $72.2 million and approximately $105,000, respectively. The

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2010, the Company has not sold any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

The Company co-invests with United Services Automobile Association (the “USAA partnership”) in which the Company has an ownership interest of 20.01%. As of September 30, 2010, the USAA partnership owned eight shopping centers, had total assets of $136.2 million, and recorded a net loss of approximately $444,000 for the nine months ended and the Company’s share of its total assets and net loss was $27.2 million and approximately $89,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, the Company has not sold any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, the Company has recognized gains of $19.7 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	September 30, 2010	December 31, 2009
Investment in real estate, net	$3,821,808	3,900,277
Acquired lease intangible assets, net	127,341	147,151
Other assets	157,010	137,753

Total assets	$4,106,159	4,185,181

Notes payable	$2,119,123	2,477,928
Acquired lease intangible liabilities, net	79,042	87,009
Other liabilities	79,613	80,011
Capital - Regency	589,145	375,076
Capital - Third parties	1,239,236	1,165,157

Total liabilities and capital	$4,106,159	4,185,181

Investments in real estate partnerships had notes payable of $2.1 billion and $2.5 billion as of September 30, 2010 and December 31, 2009, respectively, and the Company’s proportionate share of these loans was $663.4 million and $585.5 million, respectively. The Company does not guarantee these loans with the exception of an $8.7 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

As of September 30, 2010, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$1,142	—	—	1,142	270
2011	4,275	466,470	8,655	479,400	185,599
2012	5,012	244,418	11,046	260,476	98,386
2013	4,879	32,447	—	37,326	13,507
2014	4,904	77,301	—	82,205	23,221
Beyond 5 Years	30,409	1,223,289	—	1,253,698	341,409
Unamortized debt premiums, net	—	4,876	—	4,876	1,009

Total	$50,621	2,048,801	19,701	2,119,123	663,401

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$110,456	107,476	331,632	322,684

Operating expenses:
Depreciation and amortization	38,896	39,786	116,595	120,216
Operating and maintenance	15,814	14,648	51,719	46,409
General and administrative	1,512	2,424	5,648	6,635
Real estate taxes	15,023	15,021	44,946	45,022
Provision for doubtful accounts	22	4,933	1,581	8,426
Other expenses	47	142	424	599

Total operating expenses	71,314	76,954	220,913	227,307

Other expense (income):
Interest expense, net	31,703	34,834	98,190	102,690
Gain on sale of real estate	(498)	(36)	(2,830)	(6,142)
Provision for impairment	2,000	4,627	17,433	104,416
Other income	1	1	(384)	71

Total other expense	33,206	39,426	112,409	201,035

Net income (loss)	$5,936	(8,904)	(1,690)	(105,658)

Regency’s share of net income (loss)	$2,102	(2,084)	(8)	(26,395)

5.	Notes Receivable

The Company had notes receivable outstanding of $36.8 million and $37.8 million at September 30, 2010 and December 31, 2009, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through January 2019 and are secured by property held as collateral.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $9.7 million and $10.0 million at September 30, 2010 and December 31, 2009, respectively, of which $9.4 million and $9.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 6.1 years. The aggregate amortization expense recorded for these in-place leases was approximately $546,000 and $633,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $320,000 and $341,000 at September 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period was 3.8 years. The aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $25,000 for both the three months ended September 30, 2010 and 2009, and approximately $75,000 and $77,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company had acquired lease intangible liabilities, net of accretion, of $5.4 million and $5.9 million as of September 30, 2010 and December 31, 2009, respectively. The remaining weighted average accretion period is 7.4 years. The aggregate amount recorded as an increase to minimum rent for these below-market rents was approximately $218,000 and $479,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

7.	Income Taxes

Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Income tax expense (benefit) from:
Continuing operations	$846	(509)	927	(686)
Discontinued operations	6	—	26	—

Total income tax expense (benefit)	$852	(509)	953	(686)

8.	Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt and less than 12% of the secured debt of the Operating Partnership.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2020. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.68%. As of September 30, 2010, the Company had two variable rate mortgage loans, one in the amount of $4.2 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $5.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. During the nine months ended September 30, 2010, approximately $4.9 million was funded from the construction loan for a development project.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

On June 2, 2010, RCLP completed the sale of $150.0 million of ten-year senior unsecured notes. The 6.0% notes are due June 15, 2020. The net proceeds were used to repay the balance of the unsecured line of credit on which the Company drew to contribute its pro-rata share for the repayment of maturing debt of GRIR as previously discussed.

On September 30, 2010, RCLP priced an offering of $250.0 million of ten-year senior unsecured notes and commenced a debt tender offer. See Note 15 for further discussion.

Unsecured Credit Facilities

The Company has a $600.0 million line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at the Company’s option. The Company has the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. The balance on the line was $110.0 million at September 30, 2010 and there was no balance outstanding at December 31, 2009.

The Company has a $113.8 million revolving credit facility available at its discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At September 30, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at September 30, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), the Company has $603.8 million of total capacity as of September 30, 2010 and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of September 30, 2010, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The Company’s outstanding debt at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$382,032	398,820
Variable rate mortgage loans	10,121	5,596
Fixed rate unsecured notes	1,500,766	1,481,964

Total notes payable	1,892,919	1,886,380
Unsecured credit facilities	110,000	—

Total	$2,002,919	1,886,380

As of September 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2010	$1,355	7,385	10,000	18,740
2011	4,990	17,147	303,486	325,623
2012	5,267	—	250,000	255,267
2013	5,151	16,349	—	21,500
2014	4,380	22,849	150,000	177,229
Beyond 5 Years	8,853	299,280	900,000	1,208,133
Unamortized debt discounts, net	—	(853)	(2,720)	(3,573)

Total	$29,996	362,157	1,610,766	2,002,919

(a)	Includes unsecured public debt and unsecured credit facilities. The Line is included in 2011 maturities and matures in February 2011 with a one-year extension available at the Company’s option.

9.	Derivative Financial Instruments

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as gain or loss on derivative instruments. During the three and nine months ended September 30, 2010, the Company recognized income of $2.3 million and $1.4 million, respectively for changes in hedge ineffectiveness attributable to revised inputs used in the valuation models to estimate effectiveness. There was no hedge ineffectiveness recognized in 2009.

Effective September 30, 2010, the Company terminated the remaining $140.7 million of interest rate swaps. On September 30, 2010, the Company priced a debt offering of $250.0 million of 4.80% ten-year senior unsecured notes, which funded on October 7, 2010. The termination settlement payment of $36.7 million was paid on October 7, 2010 and is included in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2010. The Company will begin amortizing the $36.7 million loss realized from the swap settlement in October 2010 over a ten year period; therefore, the effective interest rate on these notes is 6.26%.

On June 1, 2010, the Company paid $26.8 million to settle and partially settle $150.0 million of its interest rate swaps then outstanding of $290.7 million. On June 2, 2010 the Company closed on $150.0 million of ten-year senior unsecured notes with an interest rate of 6.00%. The Company began amortizing the $26.8 million loss realized from the swap settlement in June 2010 over a ten year period; therefore, the effective interest rate on these notes is 7.67%.

Realized gains and losses associated with the settled interest rate swaps have been included in accumulated other comprehensive loss in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership and are amortized as the corresponding hedged interest payments are made in future periods.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the nine months ended (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
Interest rate products	$(35,138)	(18,498)	Interest expense	$(3,209)	(1,479)	Gain on derivative instruments	$1,419	—

The unamortized balance of the settled interest rate swaps at September 30, 2010 and December 31, 2009 was $83.9 million and $25.4 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives
As of September 30, 2010		As of December 31, 2009
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$—	Derivative instruments	$(28,363)

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.

As of September 30, 2010, there were no liabilities measured at fair value on a recurring basis.

As of December 31, 2009, the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(28,363)	—	(29,040)	677

Changes in Level 3 inputs are not considered significant enough to warrant reconciliation as of December 31, 2009.

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the three and nine months ended September 30, 2010 and 2009, the Company established provisions for impairment of long-lived assets as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Land held for future development or sale	$—	92,733	—	93,710
Operating and development properties	—	8,835	—	10,227

Total	$—	101,568	—	103,937

Notes Payable

The fair value of the Company’s notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was approximately $1.6 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Noncontrolling Interests of the Parent Company and Partners’ Capital

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of September 30, 2010 and December 31, 2009, respectively. The limited Partnership Units are exchangeable for the Parent Company’s common stock. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock and is used to calculate the fair value measurement. Therefore, the fair value measurements fall within Level 1 of the fair value hierarchy. The Parent Company’s closing common stock price was $39.47 and $35.06 per share as of September 30, 2010 and December 31, 2009, respectively, and the aggregate redemption value of the limited Partnership Units was $7.5 million and $16.4 million, respectively.

Noncontrolling Interests of the Parent Company and the Operating Partnership

At September 30, 2010, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.2 million and $9.1 million at September 30, 2010 and December 31, 2009, respectively, and is generally determined by applying a market-based capitalization rate to net operating income. Each of the inputs used in calculating these fair value measurements fall within Level 3 of the fair value hierarchy. Their related carrying value was $6.8 million and $6.6 million as of September 30, 2010 and December 31, 2009, respectively, which is included within noncontrolling interests of Limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity and Capital

Equity of the Parent Company

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of September 30, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million shares of common stock at $30.75 per share which will result in net proceeds of approximately $217.8 million, net of issuance costs. In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. The Company intends to use the proceeds it receives upon settlement of the forward sale agreements to repay debt maturing in 2011. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously with the offering providing the Company with net proceeds of $35.4 million.

Noncontrolling Interest of Preferred Units

At September 30, 2010 and December 31, 2009, the face value of the Series D preferred units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Terms and conditions for the Series D preferred units outstanding as of September 30, 2010 and December 31, 2009 are summarized as follows:

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

Noncontrolling Interest of Exchangeable Operating Partnership Units

The Operating Partnership had 189,164 and 468,211 limited Partnership Units not owned by the Parent Company outstanding as of September 30, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At September 30, 2010 and December 31, 2009, the Company’s noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. As of September 30, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of September 30, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,867,133 of the total 82,056,297 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of September 30, 2010 and December 31, 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	For the three months September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Restricted stock	$1,713	1,765	5,138	5,000
Directors’ fees paid in common stock	66	71	173	228

Total	$1,779	1,836	5,311	5,228

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended September 30, 2010 and 2009, compensation expense of approximately $167,000 and $391,000, respectively, was capitalized. During the nine months ended September 30, 2010 and 2009, compensation expense of approximately $499,000 and $1.8 million, respectively, was capitalized.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company’s common stock or stock options. The plan permits the grant of any type of stock-based award but limits non-option awards to no more than 2.75 million shares. At September 30, 2010, there were approximately 2.1 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of the Parent Company’s outstanding common stock.

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

The following table reports stock option activity during the nine months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2009	453,463	$51.90
Less: Exercised	1,996	41.44
Less: Forfeited	2,580	51.36
Less: Expired	6,007	59.68

Outstanding September 30, 2010	442,880	$51.85	3.8	$(5,482)

Vested and expected to vest - September 30, 2010	442,880	$51.85	3.8	$(5,482)

Exercisable September 30, 2010	440,695	$51.67	3.8	$(5,375)

There were no stock options granted in 2010. The Company issues new shares to fulfill option exercises from its authorized shares available.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The following table presents information regarding non-vested option activity during the nine months ended September 30, 2010:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	4,369	$8.78
Less: 2010 Vesting	2,184	8.78

Non-vested at September 30, 2010	2,185	$8.78

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The following table reports non-vested restricted stock activity during the nine months ended September 30, 2010:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2009	367,662
Add: Granted	274,997		$35.65
Less: Vested and Distributed	154,134		$34.66
Less: Forfeited	31,704		$68.06

Non-vested at September 30, 2010	456,821	$18,031

As of September 30, 2010, there was $13.6 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

13.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively (in thousands except per share data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$15,541	(73,426)
Discontinued operations	324	(5,185)

Net income (loss)	15,865	(78,611)
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	1,061	562

Net income (loss) attributable to common stockholders	9,885	(84,092)
Less: Dividends paid on unvested restricted stock	158	164

Net income (loss) attributable to common stockholders - basic and diluted	$9,727	(84,256)

Denominator:
Weighted average common shares outstanding for basic EPS	81,520	79,928
Incremental shares to be issued under Forward Equity Offering	1,410	—

Weighted average common shares outstanding for diluted EPS	82,930	79,928

Income (loss) per common share – basic
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common stockholders	$0.12	(1.05)

Income (loss) per common share – diluted
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common stockholders	$0.12	(1.05)

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended September 30, 2010 and 2009 and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The following summarizes the calculation of basic and diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively (in thousands except per share data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$39,863	(65,928)
Discontinued operations	7,119	1,744

Net income (loss)	46,982	(64,184)
Less: Preferred stock dividends	14,756	14,756
Less: Noncontrolling interests	3,220	2,770

Net income (loss) attributable to common stockholders	29,006	(81,710)
Less: Dividends paid on unvested restricted stock	474	492

Net income (loss) attributable to common stockholders - basic and diluted	$28,532	(82,202)

Denominator:
Weighted average common shares outstanding for basic EPS	81,364	75,602
Incremental shares to be issued under Forward Equity Offering	1,340	—

Weighted average common shares outstanding for diluted EPS	82,704	75,602

Income (loss) per common share – basic
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common stockholders	$0.35	(1.09)

Income (loss) per common share – diluted
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common stockholders	$0.35	(1.09)

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the nine months ended September 30, 2010 and 2009 and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2010 and 2009, respectively (in thousands except per unit data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$15,541	(73,426)
Discontinued operations	324	(5,185)

Net income (loss)	15,865	(78,611)
Less: Preferred unit distributions	5,850	5,850
Less: Noncontrolling interests	96	93

Net income (loss) attributable to common unit holders	9,919	(84,554)
Less: Dividends paid on unvested restricted stock	158	164

Net income (loss) attributable to common unit holders - basic and diluted	$9,761	(84,718)

Denominator:
Weighted average common units outstanding for basic EPU	81,709	80,396
Incremental units to be issued under Forward Equity Offering	1,410	—

Weighted average common units outstanding for diluted EPU	83,119	80,396

Income (loss) per common unit – basic
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common unit holders	$0.12	(1.05)

Income (loss) per common unit – diluted
Continuing operations	$0.12	(0.99)
Discontinued operations	—	(0.06)

Net income (loss) attributable to common unit holders	$0.12	(1.05)

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2010 and 2009, respectively (in thousands except per unit data):

	2010	2009
Numerator:
Income (loss) from continuing operations	$39,863	(65,928)
Discontinued operations	7,119	1,744

Net income (loss)	46,982	(64,184)
Less: Preferred unit distributions	17,550	17,550
Less: Noncontrolling interests	271	366

Net income (loss) attributable to common unit holders	29,161	(82,100)
Less: Dividends paid on unvested restricted stock	474	492

Net income (loss) attributable to common unit holders - basic and diluted	$28,687	(82,592)

Denominator:
Weighted average common units outstanding for basic EPU	81,662	76,070
Incremental units to be issued under Forward Equity Offering	1,340	—

Weighted average common units outstanding for diluted EPU	83,002	76,070

Income (loss) per common unit – basic
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common unit holders	$0.35	(1.09)

Income (loss) per common unit – diluted
Continuing operations	$0.26	(1.11)
Discontinued operations	0.09	0.02

Net income (loss) attributable to common unit holders	$0.35	(1.09)

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

14.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property’s value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated potential liability. If the Company is liable for remediation of environmental damage relating to properties previously disposed, the likelihood of a material unfavorable outcome of that contingency is remote, as a thorough environmental assessment is performed during the due diligence required by a sale of a property. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating these environmental obligations to be between $3.0 million and $3.2 million, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2010 and December 31, 2009, the Company had $6.6 million and $9.5 million letters of credit outstanding, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2010

15.	Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after its September 30, 2010 consolidated balance sheet date noting the following material events or transactions:

On October 7, 2010, RCLP completed the sale of $250.0 million of ten-year senior unsecured notes under its existing shelf registration statement. The 4.80% notes are due April 15, 2021. Interest on the notes will be payable semiannually on April 15th and October 15th of each year, beginning on April 15, 2011. A portion of the net proceeds were used to pay $36.7 million for the settlement of the Company’s remaining interest rate swaps and the $110.0 million outstanding balance on the Line.

On October 29, 2010, RCLP completed a tender offer for outstanding debt by purchasing $57.6 million of its $250.0 million 6.75% ten-year unsecured notes due 2012 and $11.8 million of its $173.5 million 7.95% ten-year unsecured notes due 2011 (the “Notes”). The total consideration paid for the Notes was $74.8 million or $1,066 per $1,000 in principal amount of the 6.75% Notes and $1,016 per $1,000 in principal amount of the 7.95% Notes, plus accrued and unpaid interest. The payment was funded from remaining available cash from the proceeds of the $250.0 million ten-year senior unsecured notes issued on October 7, 2010. The Company will recognize approximately $4.2 million of expense for early extinguishment of debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation and Regency Centers, L.P. operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the uncertainty of the economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere within.

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

At September 30, 2010, we directly owned 215 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.9 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.0 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 184 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.2 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $462.8 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing, and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 399 shopping centers located in 28 states and the District of Columbia and contains 45.1 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will provide sustained growth in earnings per share and unit and net asset value over the long term. Increasing occupancy in our shopping centers to historical levels and achieving positive rental rate growth are key objectives of our strategic plan that should generate substantial growth in our future earnings and net asset value, but will likely require several years to accomplish.

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

While we are still experiencing occupancy declines, we continue to see evidence of a modest economic recovery in 2010. We are experiencing higher levels of new leasing activity and fewer tenant defaults as compared to 2009. At September 30, 2010, the operating shopping centers on a Combined Basis were 93.2% leased as compared to 93.2% at December 31, 2009. Prior to 2009 the Company typically experienced increasing rental rates at its centers. Year to date through September 30, 2010, rental rates have declined -2.3%.

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

We grow our shopping center portfolio through acquisitions of operating centers and shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from distressed owners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project.

In the near term, fewer new store openings by retailers are resulting in reduced demand for new retail space and causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we have scaled back our development program by decreasing the number of new projects started, phasing existing developments that lack retail demand, and decreasing overhead costs through reductions in force. Although our development program will continue to play a part in our long term business strategy, new development projects will be rigorously evaluated in regard to the cost and availability of capital, visibility of tenant demand to achieve a stabilized occupancy, and sufficient investment returns.

We strive to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 82.9% of our consolidated real estate assets at September 30, 2010 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and maintain significant availability on our $713.8 million line of credit commitment, which had an outstanding balance of $110.0 million at September 30, 2010. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 46.6% at September 30, 2010, and is higher than our ratio at December 31, 2009 of 45.9%; a result of increasing our ownership in the real estate joint venture with Global Retail Investors LLC (“GRI”) discussed further below. Our coverage ratio including our pro-rata share of our partnerships was 2.0 times at September 30, 2010 and December 31, 2009. We define our coverage ratio as EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing shopping centers, which in combination with a conservative capital structure should favorably impact our coverage ratio on a long-term basis.

Capital recycling involves contributing shopping centers to co-investment partnerships and culling non-strategic assets from our real estate portfolio and selling those in the open market. These sales proceeds are either reserved for future capital commitments related to in process developments, redevelopments or debt maturities, or re-deployed into new developments or acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to generate capital in excess of our current commitments, we will reduce our new investment activity accordingly.

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

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	September 30, 2010	December 31, 2009
Number of Properties (a) (d)	399	400
Number of Properties (b) (d)	215	216
Number of Properties (c) (d)	184	184

Properties in Development (a)	30	40
Properties in Development (b)	29	39
Properties in Development (c)	1	1

Gross Leasable Area (a)	45,053,264	44,971,962
Gross Leasable Area (b)	22,868,987	22,965,276
Gross Leasable Area (c)	22,184,277	22,006,686

% Leased – Operating and Development (a)	92.5%	92.1%
% Leased – Operating and Development (b)	91.6%	91.0%
% Leased – Operating and Development (c)	93.5%	93.2%

% Leased – Operating (a)	93.2%	93.2%
% Leased – Operating (b)	92.7%	93.2%
% Leased – Operating (c)	93.6%	93.3%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
(b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)
(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
(d)	Includes Properties in Development

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	September 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	69	8,720,146	19.3%	94.0%	71	8,743,529	19.4%	92.5%
Florida	56	5,433,356	12.1%	91.8%	56	5,432,000	12.1%	91.3%
Texas	34	4,250,242	9.4%	90.2%	35	4,358,457	9.7%	89.8%
Virginia	29	3,698,186	8.2%	94.8%	29	3,635,546	8.1%	94.9%
Illinois	24	2,834,359	6.3%	90.5%	23	2,769,037	6.2%	89.7%
North Carolina	16	2,189,976	4.9%	93.7%	15	2,073,487	4.6%	89.7%
Missouri	23	2,265,466	5.0%	96.7%	23	2,265,466	5.0%	96.8%
Ohio	15	2,235,338	5.0%	92.5%	15	2,245,341	5.0%	93.1%
Colorado	20	2,064,320	4.6%	90.7%	20	2,070,251	4.6%	90.4%
Maryland	16	1,860,710	4.1%	91.2%	16	1,873,908	4.2%	92.8%
Georgia	19	1,671,632	3.7%	88.7%	19	1,661,612	3.7%	92.0%
Pennsylvania	12	1,399,355	3.1%	93.1%	12	1,414,123	3.1%	92.4%
Washington	11	1,038,514	2.3%	95.5%	11	1,038,514	2.3%	95.4%
Oregon	8	752,161	1.7%	95.8%	8	752,162	1.7%	98.1%
Tennessee	7	565,386	1.3%	92.7%	7	565,386	1.3%	91.8%
Massachusetts	3	557,037	1.2%	95.6%	3	564,386	1.2%	95.2%
Arizona	4	496,073	1.1%	92.9%	4	496,073	1.1%	89.4%
Minnesota	3	483,520	1.1%	97.4%	3	483,938	1.1%	97.3%
Delaware	4	474,267	1.0%	89.5%	4	472,005	1.0%	91.0%
Nevada	2	439,467	1.0%	79.5%	2	432,990	1.0%	78.0%
South Carolina	6	360,718	0.8%	96.3%	6	360,718	0.8%	95.2%
Indiana	6	273,253	0.6%	83.7%	6	273,253	0.6%	80.3%
Wisconsin	2	269,128	0.6%	94.2%	2	269,128	0.6%	97.7%
Alabama	2	203,206	0.4%	68.7%	2	203,206	0.4%	72.0%
Connecticut	1	179,860	0.4%	99.8%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	93.8%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.3%	85.8%	2	118,273	0.3%	85.8%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	399	45,053,264	100.0%	92.5%	400	44,971,962	100.0%	92.1%

The Combined Properties include the Consolidated and Unconsolidated Properties encumbered by mortgage loans of $392.1 million and $2.1 billion, respectively, as of September 30, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	September 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	42	5,165,063	22.6%	93.6%	44	5,340,854	23.3%	93.1%
Florida	44	4,423,144	19.3%	92.2%	44	4,421,788	19.2%	91.2%
Texas	24	2,973,133	13.0%	89.8%	24	2,978,018	13.0%	88.8%
Ohio	13	1,698,265	7.5%	92.7%	13	1,708,268	7.4%	93.6%
Georgia	16	1,428,281	6.2%	87.8%	16	1,418,261	6.2%	91.4%
Colorado	14	1,117,075	4.9%	87.5%	14	1,123,006	4.9%	87.1%
Virginia	7	912,540	4.0%	94.2%	7	864,116	3.8%	93.2%
North Carolina	9	874,604	3.8%	91.8%	9	873,943	3.8%	92.3%
Oregon	7	659,060	2.9%	95.8%	7	659,061	2.9%	98.0%
Tennessee	6	479,321	2.1%	92.3%	6	479,321	2.1%	91.3%
Washington	6	461,073	2.0%	93.9%	6	461,073	2.0%	93.5%
Nevada	2	439,467	1.9%	79.5%	2	432,990	1.9%	78.0%
Illinois	4	479,525	2.1%	92.4%	3	414,168	1.8%	85.2%
Arizona	3	388,440	1.7%	92.4%	3	388,440	1.7%	90.4%
Massachusetts	2	371,758	1.6%	93.5%	2	379,107	1.6%	92.9%
Pennsylvania	4	305,444	1.4%	93.8%	4	320,279	1.4%	88.7%
Delaware	2	242,680	1.1%	91.5%	2	240,418	1.0%	93.3%
Michigan	2	118,273	0.5%	85.8%	2	118,273	0.5%	85.8%
Maryland	1	95,010	0.4%	87.5%	1	107,063	0.5%	75.4%
Alabama	1	84,740	0.4%	76.2%	1	84,740	0.4%	76.2%
South Carolina	2	74,421	0.3%	96.2%	2	74,421	0.3%	90.6%
Indiana	3	54,484	0.2%	63.0%	3	54,484	0.2%	44.7%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	215	22,868,987	100.0%	91.6%	216	22,965,276	100.0%	91.0%

The Consolidated Properties are encumbered by mortgage loans of $392.1 million as of September 30, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	September 30, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,555,083	16.0%	94.5%	27	3,402,675	15.5%	91.6%
Virginia	22	2,785,646	12.6%	95.1%	22	2,771,430	12.6%	95.4%
Illinois	20	2,354,834	10.6%	90.0%	20	2,354,869	10.7%	90.5%
Missouri	23	2,265,466	10.2%	96.7%	23	2,265,466	10.3%	96.8%
Maryland	15	1,765,700	8.0%	91.4%	15	1,766,845	8.0%	93.8%
North Carolina	7	1,315,372	5.9%	95.0%	6	1,199,544	5.5%	87.8%
Texas	10	1,277,109	5.8%	91.3%	11	1,380,439	6.3%	92.1%
Pennsylvania	8	1,093,911	4.9%	93.0%	8	1,093,844	5.0%	93.5%
Florida	12	1,010,212	4.6%	90.0%	12	1,010,212	4.6%	92.0%
Colorado	6	947,245	4.3%	94.4%	6	947,245	4.3%	94.4%
Washington	5	577,441	2.6%	96.7%	5	577,441	2.6%	96.9%
Ohio	2	537,073	2.4%	91.6%	2	537,073	2.4%	91.6%
Minnesota	3	483,520	2.2%	97.4%	3	483,938	2.2%	97.3%
South Carolina	4	286,297	1.3%	96.4%	4	286,297	1.3%	96.4%
Wisconsin	2	269,128	1.2%	94.2%	2	269,128	1.2%	97.7%
Georgia	3	243,351	1.1%	93.8%	3	243,351	1.1%	95.6%
Delaware	2	231,587	1.0%	87.4%	2	231,587	1.1%	88.5%
Indiana	3	218,769	1.0%	88.9%	3	218,769	1.0%	89.1%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.8%	100.0%
Connecticut	1	179,860	0.8%	99.8%	1	179,860	0.8%	100.0%
New Jersey	2	156,482	0.7%	93.8%	2	156,482	0.7%	95.2%
Alabama	1	118,466	0.5%	63.3%	1	118,466	0.5%	69.1%
Arizona	1	107,633	0.5%	94.9%	1	107,633	0.5%	85.8%
Oregon	1	93,101	0.4%	95.9%	1	93,101	0.4%	98.1%
Tennessee	1	86,065	0.4%	94.8%	1	86,065	0.4%	94.8%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%

Total	184	22,184,277	100.0%	93.5%	184	22,006,686	100.0%	93.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.1 billion as of September 30, 2010.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at September 30, 2010:

Grocery Anchor	Number of Stores (a)	Percentage of Company- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	54	7.7%	4.6%
Publix	57	7.0%	4.4%
Safeway	60	6.0%	3.9%
Super Valu	30	3.4%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the nine months ended September 30, 2010 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (a)	% of GLA	Regency Pro-rata (b)	% of GLA
Leasing Activity:
New Leases Signed	1,389	3.1%	1,001	3.4%
Existing Leases Renewed	2,940	6.5%	1,977	6.7%

Total Leasing Activity	4,329	9.6%	2,978	10.1%

Leases Moved Out	(1,487)	-3.3%	(1,052)	-3.5%

New Leases less Moveouts	(98)	-0.2%	(51)	-0.1%

Rental Rate Growth %	-2.3%		-1.3%
Leases Expiring in 2010 (c)	520	1.2%	349	1.2%
Leases Expiring in 2011	3,880	8.6%	2,780	9.4%
Leases Expiring in 2012	5,160	11.5%	3,584	12.1%

(a)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.

(b)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.

(c)	Excludes 502 (Combined Properties) and 371 (Regency Pro-rata) square feet of leases under month to month rental agreements or leases in process of renewal

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

As of September 30, 2010, 62 video rental stores occupied our shopping centers on a Combined Basis and represent $5.2 million of annual base rent on a pro-rata basis. Blockbuster Video represents the majority of our video rental leases with 58 stores and annual base rent of $4.9 million or 1.1% of our annualized base rent including our pro-rata share of 23 stores in the Unconsolidated Properties. As anticipated, Blockbuster Video filed for Chapter 11 bankruptcy protection on September 23, 2010 and through multiple omnibus motions they have rejected eight Regency leases, on a Combined Basis, of which two are active locations. We have not received formal notice from Blockbuster regarding the remaining stores that they lease in our shopping centers; however, we would expect that they would close some of these stores and reject the related leases. Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010. All of the Movie Gallery/Hollywood Video stores have now closed and the base rent associated with these stores is insignificant to our annual base rent on a pro-rata basis.

During 2010, Fili’s Enterprises, Inc. doing business as Daphne’s Café, along with Swoozie’s, Pearl Arts, Trade Secret, Jennifer Convertibles, and Urban Brands, also filed for Chapter 11 bankruptcy protection. Of the 14 leases associated with these tenants, five have been assumed, five have been rejected, and four still have an uncertain outcome. The combined annual base rent on a pro-rata basis associated with these leases is insignificant to our annual base rent on a pro-rata basis.

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Net cash provided by operating activities	$131,415	162,853
Net cash used in investing activities	(168,401)	(90,204)
Net cash (used in) provided by financing activities	(23,653)	79,616

Net (decrease) increase in cash and cash equivalents	$(60,639)	152,265

On September 30, 2010 our cash balance was $38.8 million. We operate our business such that we expect net cash provided by operating activities in combination with proceeds generated from sales of development properties and land will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. Net cash provided by operating activities, plus net gain on sale of properties of $7.8 million and $3.9 million, totaled $139.2 million and $166.8 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, we incurred capital expenditures of $10.6 million and $7.8 million to maintain our shopping centers; we paid scheduled principal payments of $3.7 million and $3.9 million; and we paid distributions of $129.4 million and $140.6 million, respectively. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, which has remained unchanged since May 2009. Our dividend distribution policy is set by our Board of Directors who continuously reviews our financial results and determines our distribution rates. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Commitments available to us under our Operating Partnership’s unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million and our outstanding balance on the Line was $110.0 million as of September 30, 2010. The Line matures in February 2011, at which time we have the option to extend $600.0 million of the commitment to February 2012. Based upon our on-going discussions with our Line banks, we believe we will be able to successfully negotiate and extend the Line at a commitment level sufficient to meet our working capital and investing needs when it matures.

We currently estimate that we will require approximately $562.3 million through 2012 primarily to repay $478.0 million of maturing debt, complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. Included in these capital requirements are $453.5 million of unsecured public debt, as further described below under Notes Payable, which we intend to repay at maturity from the proceeds of new unsecured issues of debt or equity. To the extent that issuing unsecured debt is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets available for secured mortgage financing whose proceeds could be used to repay the unsecured debt at maturity. When necessary, the Line is available to fund our capital needs. We will also receive net proceeds of approximately $217.8 million once we settle the 8.0 million common share forward equity offering (“Forward Equity Offering”) completed during 2009, as discussed below under Equity and Capital.

On September 1, 2010, we acquired a shopping center for a purchase price of $18.0 million which included the assumption of $7.9 million in debt. Acquired lease intangible assets and acquired lease intangible liabilities of $1.5 million and approximately $562,000, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results are included in the consolidated financial statements from the date of acquisition.

At September 30, 2010 we had 30 development properties on a Combined Basis that were either under construction or in lease up, which when completed, will represent a net investment of $575.5 million after projected sales of adjacent land and out-parcels. This compares to 40 development properties at December 31, 2009 representing an investment of $820.7 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.8% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be approximately $11.4 million.

At September 30, 2010, our joint ventures had $730.6 million of scheduled secured mortgage loans and credit lines maturing through 2012. On April 30, 2010 our joint venture with GRI prepaid, without penalty, $514.8 million of mortgage loans that would have matured in July 2010. Regency and GRI each contributed capital to the joint venture for their respective pro-rata share of the repayment. On June 2, 2010 our joint venture with GRI closed on $202.0 million of new ten year secured mortgage loans and distributed the proceeds to Regency and GRI in proportion to their ownership interests. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable. We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner’s partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner’s financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships including lines of credit as of September 30, 2010. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.7 million loan which contains guarantees from each partner limited however to their respective interest.

On October 7, 2010 we issued $250.0 million of 4.80% ten-year senior unsecured notes, and used $110.0 million to repay the balance of the Line. On October 29, 2010 we completed a tender offer for outstanding debt by purchasing $11.8 million of 7.95% unsecured notes maturing in January 2011, and $57.6 million of 6.75% unsecured notes maturing in January 2012. The proceeds remaining from the debt offering after repaying the Line and completing the tender offer, in combination with the future proceeds from settling the Forward Equity Offering, will be used to repay remaining debt maturing in 2010 and 2011.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At September 30, 2010, the Parent Company and the Operating Partnership each had existing shelf registration statements available for the issuance of new equity or debt securities.

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

The operations and gains related to properties sold to our investments in real estate partnerships are not classified as discontinued operations because we continue to provide property management services to these shopping centers under market rate agreements with our co-investment partnerships. For those properties acquired by joint ventures from unrelated parties, we are required to contribute our pro-rata share of the purchase price based on our ownership interest in the co-investment partnerships.

At September 30, 2010, we had investments in real estate partnerships of $462.8 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2010 and December 31, 2009 (dollars in thousands):

	2010	2009
Number of Joint Ventures	18	18
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	184	184
Combined Assets	$4,106,159	$4,185,181
Combined Liabilities	$2,277,778	$2,644,948
Combined Equity	$1,828,381	$1,540,233
Regency’s Share of (a):
Assets	$1,299,542	$998,960
Liabilities	$710,397	$623,884

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these real estate partnerships, we received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $6.1 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, and $19.1 million and $21.4 million for the nine months ended September 30, 2010 and 2009, respectively. We also received disposition fees of $2.6 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Our investments in real estate partnerships as of September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$296,666	154,350
Macquarie CountryWide-Regency III (MCWR III)	24.95%	104	351
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	23,240	24,374
Columbia Regency Retail Partners (Columbia I)	20.00%	26,463	28,347
Columbia Regency Partners II (Columbia II)	20.00%	10,137	11,202
Cameron Village LLC (Cameron)	30.00%	17,474	18,285
RegCal, LLC (RegCal)	25.00%	15,636	12,863
Regency Retail Partners (the Fund)	20.00%	21,359	22,114
US Regency Retail I, LLC (USAA)	20.01%	4,215	5,111
Other investments in real estate partnerships	50.00%	47,484	49,215

Total		$462,778	326,212

(1)	At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25.00%.

Investments in real estate partnerships are reported net of deferred gains of $51.5 million and $52.0 million at September 30, 2010 and December 31, 2009, respectively. Cumulative deferred gains related to each co-investment partnership are described below.

We co-invest with GRI, a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which we have an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). Our investment in GRIR totals $296.7 million and represents 7.4% of our total assets at September 30, 2010.

On July 17, 2009, we announced that Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide, had agreed to sell a 60% partnership interest to GRI in two closings. The initial closing was completed on July 31, 2009, with GRI purchasing a 45% interest in the real estate partnership. At the initial closing we received a disposition fee of $7.8 million from CHRR equal to 1% of the gross sales price paid by GRI. As part of the closing, we acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by us and an affiliate of Macquarie Bank Limited. The transaction increased our ownership to 25% from 24.95%.

As part of the original agreement with CHRR, we negotiated two separate options to acquire an additional 15% interest in the partnership. In November 2009, we exercised our two options with closing contingent upon obtaining lender consents. We funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, we received lender consent and closed on our options increasing our ownership interest in the real estate partnership to 40%.

On April 30, 2010, GRIR repaid $514.8 million of mortgage debt, without penalty, in order to minimize its refinancing and interest rate risks. We contributed capital of $206.7 million to GRIR for our pro-rata share of the repayment funded from the Line and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership interest in the real estate partnership to 60%. As a part of this transaction, we also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. We will retain asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten year secured mortgage loans. We received $79.6 million as our pro-rata share of the loan proceeds.

As of September 30, 2010, GRIR owned 85 shopping centers, had total assets of $2.1 billion and a net loss of $2.5 million for the nine months ended primarily related to the provision for impairment of $14.3 million on two properties that it expects to sell during 2010. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for any properties sold to GRIR on or after January 1, 2010. During 2010, we have not sold any properties to GRIR. Since the inception of GRIR (formerly MCWR II), we recognized gain of $2.3 million on partial sales and deferred gains of approximately $766,000. In April 2010, GRIR sold one shopping center for $15.3 million and recognized a gain of $2.3 million.

We co-invest with CHRR as the only other partner in two co-investment partnerships, one in which we have an ownership interest of 24.95% (“MCWR III”) and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the two co-investment partnerships with CHRR totals $23.3 million and represents less than 1% of our total assets at September 30, 2010. At September 30, 2010, the CHRR joint ventures had total assets of $435.9 million and a net loss of $4.0 million for the nine months ended.

As of September 30, 2010, MCWR III owned four shopping centers, had total assets of $63.7 million, and a net loss of approximately $304,000 for the nine months ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to MCWR III on or after January 1, 2010. During 2010, we have not sold any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of September 30, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $372.2 million and recorded a net loss of $3.7 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $54.1 million and represents 1.4% of our total assets at September 30, 2010. At September 30, 2010, the OPERF joint ventures had total assets of $723.9 million and net income of $2.2 million for the nine months ended.

As of September 30, 2010, Columbia I owned 14 shopping centers, had total assets of $311.8 million, and net income of $2.9 million for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2010, we have not sold any properties to Columbia I. Since the inception of Columbia I in 2001, we have recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million.

As of September 30, 2010, Columbia II owned 16 shopping centers, had total assets of $305.8 million, and net income of approximately $367,000 for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2010, we have not sold any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of September 30, 2010, Cameron owned one shopping center, had total assets of $106.2 million, and a net loss of $1.1 million for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. Our investment in the co-investment partnership with CalSTRS totals $15.6 million and represents less than 1% of our total assets at September 30, 2010. As of September 30, 2010, RegCal owned eight shopping centers, had total assets of $185.6 million, and net income of approximately $657,000 for the nine months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2010, we have not sold any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for $12.9 million, net of assumed debt of $18.0 million, and we contributed $3.3 million for our proportionate share of the purchase price.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. Our investment in the co-investment partnership with the Fund totals $21.4 million and represents less than 1% of our total assets at September 30, 2010. As of September 30, 2010, the Fund owned nine shopping centers, had total assets of $361.4 million, and recorded a net loss of approximately $285,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2010, we have not sold any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

We co-invest with United Services Automobile Association (the “USAA partnership”) in which we have an ownership interest of 20.01%. Our investment in the co-investment partnership with the Fund totals $4.2 million and represents less than 1% of our total assets at September 30, 2010. As of September 30, 2010, the USAA partnership owned eight shopping centers, had total assets of $136.2 million, and recorded a net loss of approximately $444,000 for the nine months ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, we applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, we have not sold any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, we recognized gains of $19.7 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

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

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2019. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2020. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.68%. As of September 30, 2010, we had two variable rate mortgage loans, one in the amount of $4.2 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $5.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

At September 30, 2010, 94.0% of our total debt had fixed interest rates, compared with 99.7% at December 31, 2009. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 6.0% of our total debt.

On June 2, 2010, we completed the sale of $150.0 million of ten-year senior unsecured notes. The 6.0% notes are due June 15, 2020. The net proceeds were used to repay the balance of the Line.

On October 7, 2010 we issued $250.0 million of 4.80% ten-year senior unsecured notes, which were priced on September 30, 2010, and used $110.0 million to repay the balance of the Line. On October 29, 2010 we completed a tender offer for outstanding debt by purchasing $11.8 million of 7.95% unsecured notes maturing in January 2011, and $57.6 million of 6.75% unsecured notes maturing in January 2012. The proceeds remaining from the debt offering after repaying the Line and completing the tender offer, in combination with the future proceeds from settling the Forward Equity Offering, will be used to repay remaining debt maturing in 2010 and 2011.

Outstanding debt at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$382,032	398,820
Variable rate mortgage loans	10,121	5,596
Fixed rate unsecured notes	1,500,766	1,481,964

Total notes payable	1,892,919	1,886,380
Unsecured credit facilities	110,000	—

Total	$2,002,919	1,886,380

As of September 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2010	$1,355	7,385	10,000	18,740
2011	4,990	17,147	303,486	325,623
2012	5,267	—	250,000	255,267
2013	5,151	16,349	—	21,500
2014	4,380	22,849	150,000	177,229
Beyond 5 Years	8,853	299,280	900,000	1,208,133
Unamortized debt discounts, net	—	(853)	(2,720)	(3,573)

Total	$29,996	362,157	1,610,766	2,002,919

(a)	Includes unsecured public debt and unsecured credit facilities. The Line is included in 2011 maturities and matures in February 2011 with a one-year extension available at the Company’s option.

At September 30, 2010, our investments in real estate partnerships had notes payable of $2.1 billion maturing through 2028, of which 99.1% had weighted average fixed interest rates of 5.8%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 73 to 270 basis points. Our pro-rata share of these loans was $663.4 million. We and our partners have no guarantees related to these loans except for an $8.7 million loan related to our ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. As of September 30, 2010, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2010	$1,142	—	—	1,142	270
2011	4,275	466,470	8,655	479,400	185,599
2012	5,012	244,418	11,046	260,476	98,386
2013	4,879	32,447	—	37,326	13,507
2014	4,904	77,301	—	82,205	23,221
Beyond 5 Years	30,409	1,223,289	—	1,253,698	341,409
Unamortized debt premiums, net	—	4,876	—	4,876	1,009

Total	$50,621	2,048,801	19,701	2,119,123	663,401

On April 30, 2010, GRIR prepaid $514.8 million of $562.0 million mortgage debt maturing in 2010, without penalty, in order to minimize its refinancing and interest rate risks. Regency and GRI each contributed their pro-rata share of the repayment as a capital contribution to GRIR. An additional $47.2 million of mortgage debt was repaid in September, which also required pro-rata contributions from each joint venture partner. In June 2010 the joint venture also executed 13 new mortgage loans representing $202.0 million with ten year terms and rates of 5.825%. The net proceeds were distributed to us and GRI in proportion to our ownership interests in GRIR.

We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011 with a one-year extension available at our option. We have the right to expand the Line commitment by an additional $150.0 million subject to additional lender syndication. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. The outstanding balance on the line was $110.0 million at September 30, 2010 and there was no outstanding balance at December 31, 2009.

We have a $113.8 million revolving credit facility available at our discretion under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2011. At September 30, 2010 and December 31, 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at September 30, 2010 or December 31, 2009.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), we currently have $713.8 million of total capacity and the spread paid is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of September 30, 2010, management believes we are in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

The fair value of our notes payable is estimated based on the current rates available to us for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used, the fair value of notes payable, was approximately $1.6 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively.

Interest Rate Risk

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. On March 10, 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. On June 1, 2010, we paid $26.8 million to partially settle $150.0 million of the Swaps. Effective September 30, 2010, we terminated the remaining $140.7 million of interest rate swaps. On September 30, 2010, we priced a debt offering of $250.0 million of 4.80% ten-year senior unsecured notes, which settled on October 7, 2010. The termination settlement payment of $36.7 million was paid on October 7, 2010 and is included in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2010. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity and Capital

We have issued common and preferred stock from the Parent Company and common and preferred units from the Operating Partnership to fund our capital commitments and to maintain a conservative capital structure as described below.

Equity of the Parent Company

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of September 30, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million common shares at $30.75 per share which will result in net proceeds of approximately $217.8 million, net of issuance costs. These shares are subject to the forward sale agreements described below. This offering also included an over-allotment option of 1.2 million shares which closed simultaneously for proceeds of $35.4 million.

In connection with this offering, the Parent Company entered into forward sale agreements with affiliates of J.P. Morgan and Wells Fargo Securities, as forward purchasers. We intend to use the proceeds upon settlement of the forward sale agreements to repay debt maturing in 2011 and for general corporate purposes.

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through the Operating Partnership in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock of the Parent Company after a specified date at an exchange rate of one share for one unit. The Preferred Units of the Operating Partnership and the related Preferred Stock of the Parent Company are not convertible into common stock of the Parent Company. At September 30, 2010 and December 31, 2009, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units are callable by the Parent Company beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of approximately $842,000.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of September 30, 2010 and December 31, 2009, the Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding that were not owned by the Parent Company, representing less than 1% of the outstanding Partnership Units of the Operating Partnership. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock, which was $39.47 and $35.06 per share as of September 30, 2010 and December 31, 2009, respectively, an aggregate redemption value of $7.5 million and $16.4 million, respectively.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At September 30, 2010 and December 31, 2009, the noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At September 30, 2010 and December 31, 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000. See above for further discussion.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of September 30, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,867,133 of the total 82,056,297 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 189,164 and 468,211 limited Partnership Units outstanding as of September 30, 2010 and December 31, 2009, respectively.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At September 30, 2010 and December 31, 2009, we had capitalized pre-development costs of approximately $710,000 and $816,000, respectively, of which approximately $240,000 and $325,000, respectively, were refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the nine months ended September 30, 2010 and 2009, we expensed pre-development costs of approximately $151,000 and $3.7 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the nine months ended September 30, 2010 and 2009, we capitalized interest of $4.3 million and $16.3 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the nine months ended September 30, 2010 and 2009, we capitalized $1.5 million and $6.4 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

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

Valuation of Real Estate Investments – Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. In addition, we perform an annual review, generally during the fourth quarter, to re-evaluate market-based capitalization rates and estimated holding periods. If we determine that the carrying amount of a property is not recoverable, we write down the asset to fair value. For properties to be “held and used” for long term investment, we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon current market resale values through comparable sales information and other market data if available, or by applying a market capitalization rate to current estimated net operating income. For properties “held for sale”, we estimate current market resale values through appraisal less expected costs to sell. A loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized in the period in which the loss occurs. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of the investment. Fair value can fluctuate as a result of a number of factors, including changes in the general economy of those markets in which we operate, our estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in income of real estate partnerships.

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

Results from Operations

Comparison of the three months ended September 30, 2010 to 2009:

At September 30, 2010, on a Combined Basis, we were operating or developing 399 shopping centers, as compared to 400 shopping centers at December 31, 2009. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the percentage leased. At September 30, 2010, on a Combined Basis, we had 30 development properties, as compared to 40 properties at December 31, 2009.

Our revenues decreased by $10.9 million or 8.2% to $121.4 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$87,032	87,776	(744)
Percentage rent	400	235	165
Recoveries from tenants and other income	27,454	28,704	(1,250)
Management, transaction, and other fees	6,524	15,606	(9,082)

Total revenues	$121,410	132,321	(10,911)

The decrease in management, transaction, and other fees relates primarily to a $7.8 million disposition fee we received from CHRR in September 2009 equal to 1% of the gross sales price paid by GRI.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$1,787	3,078	(1,291)
Property management fees	3,924	3,585	339
Transaction fees	—	7,781	(7,781)
Leasing commissions and other fees	813	1,162	(349)

	$6,524	15,606	(9,082)

Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, declined in 2010 due to an overall decline in commercial real estate values. Transaction fees decreased primarily as a result of the $7.8 million disposition fee we received from CHRR in September 2009.

Our operating expenses increased by approximately $698,000 or less than 1.0% to $78.6 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance, and real estate taxes	$31,322	30,615	707
General and administrative	14,371	12,151	2,220
Depreciation and amortization	30,407	29,428	979
Provision for doubtful accounts	102	2,333	(2,231)
Other expenses	2,380	3,357	(977)

Total operating expenses	$78,582	77,884	698

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. General and administrative expense increased $2.2 million as the decline in development activity resulted in reduced overhead capitalization. The provision for doubtful accounts decreased by $2.2 million during the three months ended September 30, 2010 as tenant collection rates improved and tenant default rates continued to decline in 2010.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$373	1,083	(710)
Interest on notes payable	31,828	31,532	296
Capitalized interest	(1,001)	(4,388)	3,387
Hedge interest	1,453	826	627
Interest income	(444)	(1,133)	689

	$32,209	27,920	4,289

Interest on Unsecured credit facilities decreased by approximately $710,000 as a result of lower outstanding balances during the three months ended September 30, 2010 compared to 2009. Capitalized interest declined as a result of a reduction in new development activity subsequent to September 30, 2009, as well as, a higher level of shopping center completions.

During the three months ended September 30, 2010, we sold one out-parcel for net proceeds of approximately $200,000 and recognized no gain, whereas during the three months ended September 30, 2009, we sold four out-parcels for net proceeds of $3.9 million and also recognized no gains.

Our provision for impairment decreased by $95.1 million as a result of less provision for impairment recorded during the three months ended September 30, 2010 as compared to 2009. There was no provision for impairment recorded during three months ended September 30, 2010. During the three months ended September 30, 2009, we recorded a provision for impairment of $102.0 million, of which $92.7 million related to land held for future development or sale. During the quarter, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. We also recognized an $8.8 million impairment loss on two operating properties that were targeted for sale in the future resulting in a reduced investment holding period and corresponding future cash flows, as well as approximately $465,000 on a note receivable. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Of the $102.0 million recorded during the three months ended September 30, 2009, $6.9 million was reclassified into discontinued operations.

Our equity in income (loss) of investments in real estate partnerships increased by $4.2 million during the three months ended September 30, 2010 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	117	(117)
Macquarie CountryWide Direct (MCWR I) (1)	—	—	—	—
GRI - Regency, LLC (GRIR) (2)	40.00%	1,305	(2,066)	3,371
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(17)	41	(58)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(193)	(274)	81
Columbia Regency Retail Partners (Columbia I)	20.00%	408	266	142
Columbia Regency Partners II (Columbia II)	20.00%	44	(57)	101
Cameron Village LLC (Cameron)	30.00%	(107)	(174)	67
RegCal, LLC (RegCal)	25.00%	123	(47)	170
Regency Retail Partners (the Fund)	20.00%	143	(65)	208
US Regency Retail I, LLC (USAA)	20.01%	9	—	9
Other investments in real estate partnerships	50.00%	387	175	212

Total		$2,102	(2,084)	4,186

(1)	At September 30, 2009, our ownership interest in MCWR I was 25%. The liquidation of MCWR I was complete December 31, 2009.
(2)	At September 30, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25%.

The increase in our equity in income (loss) of investments in real estate partnerships is primarily related to the decrease in impairment provisions recognized by GRIR in 2010 as compared to 2009. GRIR recorded a $2.0 million provision for impairment for the three months ended September 30, 2010 compared to a $4.6 million provision for impairment for the three months ended September 30, 2009. Our pro-rata share of this provision for impairment was $800,000 and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.

Income from discontinued operations was approximately $324,000 for the three months ended September 30, 2010 as compared to loss from discontinued operations of $5.2 million for the three months ended September 30, 2009 primarily related to provision for impairment as previously discussed. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net income attributable to common stockholders for the three months ended September 30, 2010 was $9.9 million, an increase of $94.0 million as compared with net loss of $84.1 million for the three months ended September 30, 2009. The increase in net income was primarily related to a lower provision for impairment recorded during 2010 as compared to 2009. Our diluted net income per share was $0.12 in 2010 as compared to diluted net loss per share of $1.05 in 2009.

Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended September 30, 2010 was $9.9 million, an increase of $94.5 million as compared with net loss of $84.6 million for the three months ended September 30, 2009 for the same reasons stated above. Our diluted net income per unit was $0.12 for the three months ended September 30, 2010 as compared to net loss per unit of $1.05 for the three months ended September 30, 2009.

Comparison of the nine months ended September 30, 2010 to 2009:

Our revenues increased by approximately $9,000 to $366.7 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$259,081	258,999	82
Percentage rent	1,023	1,242	(219)
Recoveries from tenants and other income	83,661	76,228	7,433
Management, transaction, and other fees	22,974	30,261	(7,287)

Total revenues	$366,739	366,730	9

Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as, other income. Recoveries from tenants were higher in 2010 as compared to 2009 related to higher operating expenses in 2010, and other income was higher in 2010 due to an increase in termination fees related to agreements which allow certain tenants to terminate their leases prior to expiration. Termination fees in 2010 included a $2.5 million fee from a home improvement anchor tenant that terminated its lease; however, we successfully released the space to a new anchor tenant during the first quarter of 2010. Management, transaction, and other fees decreased in 2010, primarily as a result of the $7.8 million disposition fee we received from CHRR in 2009.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$4,967	7,720	(2,753)
Property management fees	11,768	11,200	568
Transaction fees	2,594	7,781	(5,187)
Leasing commissions and other fees	3,645	3,560	85

	$22,974	30,261	(7,287)

Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, declined in 2010 due to an overall decline in commercial real estate values, as well as, a reduction in the number of properties owned by the joint venture partnerships. Transaction fees decreased as a result of the $7.8 million disposition fee we received from CHRR in 2009 compared to the $2.6 million final buyout fee we received from GRI in 2010.

Our operating expenses increased by $11.4 million or 5.0% to $237.4 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance and real estate taxes	$95,011	89,820	5,191
General and administrative	42,744	37,328	5,416
Depreciation and amortization	93,030	86,690	6,340
Provision for doubtful accounts	2,503	7,545	(5,042)
Other expenses, net	4,071	4,574	(503)

Total operating expenses	$237,359	225,957	11,402

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. General and administrative expense increased $5.4 million as the decline in development activity resulted in reduced overhead capitalization. The provision for doubtful accounts decreased by $5.0 million during 2010 as tenant collection rates improved and tenant default rates continued to decline in 2010.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$1,114	5,054	(3,940)
Interest on notes payable	93,733	92,714	1,019
Capitalized interest	(4,325)	(16,306)	11,981
Hedge interest	3,209	1,479	1,730
Interest income	(1,759)	(2,863)	1,104

	$91,972	80,078	11,894

Interest on Unsecured credit facilities decreased by $3.9 million as a result of lower outstanding balances during the nine months ended September 30, 2010 compared to 2009. Capitalized interest declined as a result of a reduction in new development activity subsequent to September 30, 2009, as well as, a higher level of shopping center completions.

During the nine months ended September 30, 2010, we sold nine out-parcels for net proceeds of $8.5 million and recognized a gain of approximately $444,000, whereas during the nine months ended September 30, 2009, we sold 11 out-parcels for net proceeds of $8.6 million and recognized no gains.

Our provision for impairment decreased by $97.5 million as a result of lower provision for impairment recorded during the nine months ended September 30, 2010 as compared to 2009. There was no provision for impairment recorded during nine months ended September 30, 2010. During the nine months ended September 30, 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During the quarter, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. We also recognized a $10.2 million impairment loss on operating and development properties that were targeted for sale in the future resulting in a reduced investment holding period and corresponding future cash flows, as well as approximately $465,000 on a note receivable. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Of the $104.4 million recorded during the nine months ended September 30, 2009, $6.9 million was reclassified into discontinued operations.

Our equity in loss of investments in real estate partnerships decreased by $26.4 million during 2010 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	1,073	(1,073)
Macquarie CountryWide Direct (MCWR I) (1)	—	—	—	—
GRI - Regency, LLC (GRIR) (2)	40.00%	(1,019)	(28,132)	27,113
Macquarie CountryWide-Regency III (MCWR III)	24.95%	(77)	123	(200)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(611)	(668)	57
Columbia Regency Retail Partners (Columbia I)	20.00%	601	554	47
Columbia Regency Partners II (Columbia II)	20.00%	71	(61)	132
Cameron Village LLC (Cameron)	30.00%	(344)	(324)	(20)
RegCal, LLC (RegCal)	25.00%	144	103	41
Regency Retail Partners (the Fund)	20.00%	105	(281)	386
US Regency Retail I, LLC (USAA)	20.01%	(89)	—	(89)
Other investments in real estate partnerships	50.00%	1,211	1,218	(7)

Total		$(8)	(26,395)	26,387

(1)	At September 30, 2009, our ownership interest in MCWR I was 25%. The liquidation of MCWR I was complete December 31, 2009.
(2)	At September 30, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25%.

The decrease in our equity in loss of investments in real estate partnerships is primarily related to the decrease in provision for impairments recognized by our partnerships. Our partnerships recorded $17.4 million in provision for impairments for the nine months ended September 30, 2010 as compared with $104.4 million in provision for impairments during the same period in 2009. Our pro-rata share of these provision for impairments were $6.4 million in 2010 and $26.1 million in 2009.

Income from discontinued operations was approximately $7.1 million for the nine months ended September 30, 2010 related to the operations of shopping centers sold or classified as held-for-sale whereas income from discontinued operations was $1.7 million for the nine months ended September 30, 2009. Income from discontinued operations for the nine months ended September 30, 2010 includes gains of $6.8 million from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of shopping centers sold or classified as held-for-sale. Income from discontinued operations for the nine months ended September 30, 2009 includes gains of $3.9 million from the sale of one property in development for net proceeds of $4.9 million, the sale of one operating property for net proceeds of $19.5 million, and the operations, including impairment, of shopping centers sold or classified as held-for-sale. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net income attributable to common stockholders for the nine months ended September 30, 2010 was $29.0 million, an increase of $110.7 million as compared with net loss of $81.7 million for the nine months ended September 30, 2009. The increase in net income was primarily related to a lower provision for impairment during 2010 as compared to 2009. Our diluted net income per share was $0.35 in 2010 as compared to diluted net loss per share of $1.09 in 2009.

Related to our Operating Partnership results, our net income attributable to common unit holders for the nine months ended September 30, 2010 was $29.2 million, an increase of $111.3 million as compared with net loss of $82.1 million for the nine months ended September 30, 2009 for the same reasons stated above. Our diluted net income per unit was $0.35 in 2010 as compared to net loss per unit of $1.09 in 2009.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.0 million and $3.2 million, all of which has been accrued as of September 30, 2010 and December 31, 2009, respectively. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Interest Rate Risk

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

We have $222.3 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 7.86%, which includes $203.5 million of unsecured long-term debt. During 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. At inception, we designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $400.0 million of fixed rate financing expected to occur in 2010 and 2011. During 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. On June 1, 2010, we paid $26.8 million to partially settle $150.0 million of the remaining $290.7 million Swaps in place to hedge the $150.0 million ten-year senior unsecured notes issued on June 2, 2010. Effective September 30, 2010, we terminated the remaining $140.7 million of interest rate swaps. On September 30, 2010, we priced a debt offering of $250.0 million of 4.80 % ten-year senior unsecured notes, which settled on October 7, 2010. The termination settlement payment of $36.7 million was paid on October 7, 2010 and is included in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2010. During the nine months ended September 30, 2010, we recognized income of $1.4 million for changes in hedge ineffectiveness attributable to revised inputs used in valuation models to estimate effectiveness. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2010, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at September 30, 2010 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of September 30, 2010 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$18,689	209,548	255,063	21,296	173,641	1,208,133	1,886,370	1,516,018
Average interest rate for all fixed rate debt (a)	6.17%	5.96%	5.82%	5.81%	5.91%	6.21%	—	—
Variable rate LIBOR debt	$51	116,075	204	204	3,588	—	120,122	118,856
Average interest rate for all variable rate debt (a)	1.15%	5.80%	5.80%	5.80%	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.6 billion versus the face value of $2.0 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended September 30, 2010.

		(a)	(b)	(c)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2010	—	—	—	—
August 1 through August 31, 2010	799	$36.80	—	—
September 1 through September 30, 2010	75	$37.86	—	—

Total	874	$36.89	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with option exercises by participants under Regency’s Long-Term Omnibus Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

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

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

Exhibit No.	Description

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.*

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.*

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.*

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.*

101.	Interactive Data Files

	101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Submitted electronically with this Quarterly Report

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2010	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer