Form 10-K
period 2010-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2011-03-01
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Regency Centers Corporation    YES  ☐    NO  ☒                     Regency Centers, L.P.    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.

Regency Centers Corporation:    $ 2,752,880,606                      Regency Centers, L.P.:    N/A

The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 81,888,361 as of February 23, 2011.

Documents Incorporated by Reference

Portions of Regency Centers Corporation’s proxy statement in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2010 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of December 31, 2010, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 9% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

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

Form 10-K

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (the “Parent Company”) and Regency Centers, L.P. (the “Operating Partnership”), collectively “Regency” or “the Company”, operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein.

PART I

Item 1.	Business

Regency Centers Corporation began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on producing superior results for our shareholders by achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We will achieve these goals by investing in and operating a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities.

At December 31, 2010, we directly owned 215 shopping centers located in 23 states representing 23.3 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 181 shopping centers located in 25 states and the District of Columbia representing 21.8 million square feet of GLA. The shopping center portfolio that we manage, on a “Combined Basis” (total of consolidated and unconsolidated properties), represents 396 shopping centers located in 28 states and the District of Columbia and contains 45.1 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our shopping centers. Although both of these important operating metrics declined during 2009 and 2010 as a result of the recession, the economy appears to be recovering and we are intensely focused on returning these metrics to historic levels. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic should generate increased sales to our tenants, and attract new tenants to our shopping centers, thereby driving higher occupancy levels and rental-rate growth.

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

We grow our shopping center portfolio through acquisitions of operating centers and shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, developing land that we already own, and other opportunities. Development is customer driven and serves the growth needs of our anchors and specialty retailers, resulting in new modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital.

Maintaining a high quality portfolio also involves identifying and selling assets that are at risk of not achieving our long-term investment goals. Proceeds from these sales are targeted for reinvestment into higher quality new development, redevelopment of existing centers, or acquisitions that will generate sustainable revenue growth and higher returns.

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

We have implemented a greengenuity program envisioned to improve our environmental sustainability. To date we have received LEED (Leadership in Energy and Environmental Design) certifications by the U.S. Green Building Council on three shopping centers and we are targeting five additional shopping centers for certification. We also continue to install network lighting controls and smart irrigation controllers that will reduce our power and water consumption in addition to other sustainability initiatives. It is our intent to be one of the leaders in the design, construction and operation of environmentally efficient shopping centers that will contribute to our key strategic goals.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, gross leasable area, and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition, and operation of shopping centers which compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that the principal competitive factors in attracting tenants in our market areas are competitive in-fill locations, above average trade area demographics, rental costs, tenant mix, property age, and property maintenance. We believe that our competitive advantages are driven by our locations within our market areas, the design and high quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our PCI program that allows us to efficiently provide retailers with multiple locations, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

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

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 17 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2010, we had 392 employees and we believe that our relations with our employees are good.

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

Executive Officers

The executive officers of the Company are appointed each year by the Board of Directors. Each of the executive officers has been employed by the Company in the position indicated in the list or positions indicated in the pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	58	Chairman and Chief Executive Officer	1993
Brian M. Smith	56	President and Chief Operating Officer	2009	(1)
Bruce M. Johnson	63	Executive Vice President and Chief Financial Officer	1993

(1)	In February 2009, Brian M. Smith, Managing Director and Chief Investment Officer of the Company since 2005, was appointed to the position of President. Prior to serving as our Managing Director and Chief Investment Officer, from March 1999 to September 2005, Mr. Smith served as Managing Director of Investments for our Pacific, Mid-Atlantic, and Northeast divisions.

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

General Information

The Company’s registrar and stock transfer agent is Wells Fargo Bank, N.A. (“Wells Fargo Shareowner Services”), South St. Paul, MN. The Company offers a dividend reinvestment plan (“DRIP”) that enables its stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Wells Fargo toll free at (800) 468-9716 or the Company’s Shareholder Relations Department.

The Company’s Independent Registered Public Accounting Firm is KPMG LLP, Jacksonville, Florida. The Company’s legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

The Company’s annual meeting will be held at The River Club, One Independent Drive, 35th Floor, Jacksonville, Florida, at 11:00 a.m. on Tuesday, May 3, 2011.

Item 1A.	Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where our properties are geographically concentrated.

The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2010, our properties in California, Florida, and Texas accounted for 32.6%, 14.3%, and 13.4%, respectively, of our consolidated net operating income. Our revenues and cash available for distribution to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of retail space or demand for shopping centers, deteriorate in California, Florida, and Texas relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to stock and unit holders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway which are our three largest anchor tenants and accounted for 4.4%, 4.4%, and 3.8%, respectively, of our annualized base rent on a pro-rata basis for the year ended December 31, 2010. Distributions to stock and unit holders could be adversely affected by the loss of revenues in the event a major tenant:

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

Our net income could be adversely affected if we fail to lease significant portions of our new developments or in the event of bankruptcy or insolvency of any anchors or of a significant number of our non-anchor tenants within a shopping center. The adverse impact on our net income may be greater than the loss of rent from the resulting unoccupied space because co-tenancy clauses may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant the opportunity to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

We may be unable to collect balances due from tenants in bankruptcy.

At any point in time, we generally have one or more tenants in bankruptcy. A tenant that files for bankruptcy protection may not continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or its property, unless the bankruptcy court permits us to do so. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims it holds, if at all.

Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and increased store closings;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	adverse financial conditions for large retail companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws;

•	adverse government regulation;

•	a shift in retail shopping from brick and mortar stores to Internet retailers and catalogs;

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains; and

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to recycle capital, and our cash available for distributions to stock and unit holders.

Our real estate assets may be subject to impairment charges.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. In addition, we perform an annual review, generally during the fourth quarter, to re-evaluate market-based capitalization rates and estimated holding periods. If we determine that the carrying amount of a property is not recoverable, we write down the asset to fair value. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in income of real estate partnerships. A property’s value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. If the aggregate future cash flows are less than the carrying value of property, we write down the property to its fair value. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Adverse global market and economic conditions may adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

We are unable to predict the timing, severity, and length of adverse market and economic conditions. The return of adverse market and economic conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions to our stock and unit holders, and refinance debt. During these adverse periods, there may be significant uncertainty in the valuation our properties and investments that could result in a substantial decrease in the value thereof. No assurance can be given that we would be able to recover the current carrying amount of all of our properties and investments in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of our common stock.

Unsuccessful development activities or a slowdown in development activities will have a direct impact on our revenues and our revenue growth.

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

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process;

•	the lack of cash flow during the construction period; and

•	the lack of development activity could reduce the capitalization of direct costs incurred for the purpose of development resulting in higher general and administrative costs.

If our developments are unsuccessful or we experience a slowdown in development activities, our revenue growth may be adversely impacted.

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

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to lease our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully leased.

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

Changes in accounting standards may adversely impact our financial condition and results of operations.

The SEC may decide in 2011 that issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of U.S. Generally Accepted Accounting Principles (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”), which are rapidly gaining worldwide acceptance. If the SEC decides to require IFRS, U.S. issuers may report under the new standards beginning as early as 2015. Changes in U.S. GAAP and changes in current interpretations are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised rule retroactively or apply existing rules differently which may adversely impact our results of operations or result in our recasting prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

The adoption of new lease accounting rules may adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has proposed new accounting rules which could result in significant changes in the way leases are reported in our financial statements under GAAP. The proposal, if adopted, could have a significant effect on our balance sheet. FASB may issue final rules on this topic in 2011. At this time, we are unable to determine what effect, if any, the adoption of this proposal will have on our financial condition, our results of operations and our financial ratios required by our debt covenants.

An uninsured loss or a loss that exceeds the insurance policies on our properties could subject us to loss of capital or revenue on those properties.

We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on or off the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, our tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stock and unit holders.

Loss of our key personnel could adversely affect the value of our performance and our Parent Company’s stock price.

We depend on the efforts of our key executive personnel. Although we believe qualified replacements could be found for our key executives, the loss of their services could adversely affect performance and our Parent Company’s stock price.

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

Under various federal, state and local laws, an owner or manager of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation could exceed the value of the property and/or the aggregate assets of the owner or the responsible party.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely affect our cash flows.

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and our ability to make distributions to our stock and unit holders. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations and make distributions to our stock and unit holders.

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

Our co-investment partnerships have $2.1 billion of debt as of December 31, 2010, of which 35.0% will mature through 2012, which is subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. The long-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

Our partnership structure may limit our flexibility to manage our assets.

We invest in retail shopping centers through the Operating Partnership in which the Parent Company currently owns approximately 99.8% of the outstanding common partnership units. From time to time, we have acquired properties through the Operating Partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property for cash.

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

Risk Factors Related to Our Capital Recycling and Capital Structure

Higher market capitalization rates for our properties could adversely impact our ability to recycle capital and fund developments and acquisitions, and could dilute earnings.

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

Our unsecured notes, unsecured line of credit, and revolving credit facility contain customary covenants, including compliance with financial ratios, such as ratios of total debt to gross asset value and coverage ratios. Coverage ratio is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. Our line of credit also restricts our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, including the covenants above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured line of credit, and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

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

On December 9, 2009, we entered into two forward sale agreements (the “Agreements”) with J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC (collectively, the “Forward Purchasers”). At the date of the Agreements, the Forward Purchasers borrowed 8 million shares from unrelated parties and sold those shares into the open market. In March 2011, we expect to settle the Agreements by issuing 8 million shares of Regency Centers Corporation common stock to the Forward Purchasers, unless we elect to settle in cash, or we agree to extend the Agreements with the Forward Purchasers. Settling the Agreements by issuing shares to the Forward Purchasers will result in dilution to our earnings per share and unit, and our return on equity.

If we elect to settle all or a portion of the 8 million shares of common stock included in the Agreements in cash, then we would expect the Forward Purchasers to repurchase our common stock in the open market to cover their obligation to return the shares of common stock that they borrowed in connection with the Agreements. If the market value of our common stock at the time of their repurchase is above the forward price, we would pay the Forward Purchasers an amount in cash equal to the difference. Thus, we would potentially be responsible for a substantial cash payment if our stock price were to rise substantially above the forward sale price on the date we elect to settle in cash. In addition, the repurchase of our common stock by the Forward Purchasers to unwind any hedge positions could cause the price of our common stock to increase, thereby increasing the amount of cash we would owe to the Forward Purchasers upon a cash settlement of the Agreements.

The Agreements provide the Forward Purchasers the right to require us to settle in common shares by a specific date upon the occurrence of certain events, irrespective of our interests, including our need for capital. In such a case, we would be required to issue and deliver our common stock under the terms of the physical settlement provisions of the Agreements, which would result in dilution to our earnings per share and unit, and our return on equity. In addition, upon certain events of bankruptcy, insolvency, or reorganization relating to us, the Agreements would terminate without further liability of either party, and we would not issue any shares, nor would we receive any proceeds pursuant to the Agreements.

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

We and our joint ventures have a significant amount of debt maturing in 2011 and 2012. During this time period, we have $402.0 million maturing and our joint ventures have $741.5 million maturing (our pro-rata share is $284.6 million). In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are refinancing.

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

•	the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that drive purchasers of our stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	any future issuances of equity securities;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

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

Ownership of more than 7% by value of our outstanding capital stock by certain persons is restricted for the purpose of maintaining our qualification as a REIT, with certain exceptions. This 7% limitation may discourage a change in control and may also (i) deter tender offers for our capital stock, which offers may be attractive to our stockholders, or (ii) limit the opportunity for our stockholders to receive a premium for their capital stock that might otherwise exist if an investor attempted to assemble a block in excess of 7% of our outstanding capital stock or to affect a change in control.

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

Regency Centers Corporation and Regency Centers, L.P. have received no written comments regarding their periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2010 that remain unresolved.

Item 2.	Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	69	8,766,970	19.4%	94.0%	71	8,743,529	19.4%	92.5%
Florida	55	5,308,855	11.8%	92.4%	56	5,432,000	12.1%	91.3%
Texas	33	4,153,026	9.2%	90.3%	35	4,358,457	9.7%	89.8%
Virginia	29	3,699,659	8.2%	94.6%	29	3,635,546	8.1%	94.9%
Illinois	24	3,143,802	7.0%	92.8%	23	2,769,037	6.2%	89.7%
Missouri	23	2,265,467	5.0%	96.8%	23	2,265,466	5.0%	96.8%
Ohio	15	2,235,335	5.0%	92.9%	15	2,245,341	5.0%	93.1%
North Carolina	16	2,189,581	4.9%	92.9%	15	2,073,487	4.6%	89.7%
Colorado	20	2,064,400	4.6%	90.5%	20	2,070,251	4.6%	90.4%
Maryland	16	1,860,710	4.1%	89.8%	16	1,873,908	4.2%	92.8%
Georgia	19	1,671,632	3.7%	88.9%	19	1,661,612	3.7%	92.0%
Pennsylvania	11	1,287,079	2.9%	93.5%	12	1,414,123	3.1%	92.4%
Washington	11	1,038,514	2.3%	92.7%	11	1,038,514	2.3%	95.4%
Oregon	8	752,161	1.7%	96.7%	8	752,162	1.7%	98.1%
Tennessee	7	565,386	1.2%	92.7%	7	565,386	1.3%	91.8%
Massachusetts	3	557,037	1.2%	95.8%	3	564,386	1.2%	95.2%
Arizona	4	496,073	1.1%	91.1%	4	496,073	1.1%	89.4%
Minnesota	3	483,520	1.1%	97.4%	3	483,938	1.1%	97.3%
Delaware	4	474,267	1.0%	88.1%	4	472,005	1.0%	91.0%
Nevada	2	439,422	1.0%	79.5%	2	432,990	1.0%	78.0%
South Carolina	6	360,718	0.8%	96.3%	6	360,718	0.8%	95.2%
Indiana	6	273,253	0.6%	85.5%	6	273,253	0.6%	80.3%
Wisconsin	2	269,128	0.6%	94.2%	2	269,128	0.6%	97.7%
Alabama	2	203,206	0.4%	70.1%	2	203,206	0.4%	72.0%
Connecticut	1	179,863	0.4%	99.8%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	93.8%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.3%	84.6%	2	118,273	0.3%	85.8%
Dist. of Columbia	2	39,647	0.1%	90.6%	2	39,647	0.1%	100.0%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	396	45,076,652	100.0%	92.6%	400	44,971,962	100.0%	92.1%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $413.3 million and $2.1 billion, respectively, as of December 31, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	42	5,211,886	22.4%	93.7%	44	5,340,854	23.3%	93.1%
Florida	44	4,467,696	19.2%	92.5%	44	4,421,788	19.2%	91.2%
Texas	23	2,875,917	12.4%	89.9%	24	2,978,018	13.0%	88.8%
Ohio	13	1,698,262	7.3%	93.2%	13	1,708,268	7.4%	93.6%
Georgia	16	1,428,281	6.1%	88.2%	16	1,418,261	6.2%	91.4%
Colorado	14	1,117,074	4.8%	86.8%	14	1,123,006	4.9%	87.1%
Virginia	7	910,740	3.9%	93.9%	7	864,116	3.8%	93.2%
Illinois	5	885,581	3.8%	94.4%	3	414,168	1.8%	85.2%
North Carolina	9	874,238	3.8%	87.8%	9	873,943	3.8%	92.3%
Oregon	7	659,060	2.8%	96.8%	7	659,061	2.9%	98.0%
Tennessee	6	479,321	2.1%	92.3%	6	479,321	2.1%	91.3%
Washington	6	461,073	2.0%	94.0%	6	461,073	2.0%	93.5%
Nevada	2	439,422	1.9%	79.5%	2	432,990	1.9%	78.0%
Arizona	3	388,440	1.7%	90.6%	3	388,440	1.7%	90.4%
Massachusetts	2	371,758	1.6%	93.7%	2	379,107	1.6%	92.9%
Pennsylvania	4	305,444	1.3%	94.0%	4	320,279	1.4%	88.7%
Delaware	2	242,680	1.0%	89.8%	2	240,418	1.0%	93.3%
Michigan	2	118,273	0.5%	84.6%	2	118,273	0.5%	85.8%
Maryland	1	95,010	0.4%	90.1%	1	107,063	0.5%	75.4%
Alabama	1	84,740	0.4%	77.8%	1	84,740	0.4%	76.2%
South Carolina	2	74,421	0.3%	96.2%	2	74,421	0.3%	90.6%
Indiana	3	54,484	0.2%	62.9%	3	54,484	0.2%	44.7%
Kentucky	1	23,186	0.1%	81.9%	1	23,184	0.1%	63.7%

Total	215	23,266,987	100.0%	91.6%	216	22,965,276	100.0%	91.0%

The Consolidated Properties are encumbered by mortgage loans of $413.3 million as of December 31, 2010.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	December 31, 2010				December 31, 2009
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,555,084	16.3%	94.4%	27	3,402,675	15.5%	91.6%
Virginia	22	2,788,919	12.8%	94.8%	22	2,771,430	12.6%	95.4%
Missouri	23	2,265,467	10.4%	96.8%	23	2,265,466	10.3%	96.8%
Illinois	19	2,258,221	10.4%	92.1%	20	2,354,869	10.7%	90.5%
Maryland	15	1,765,700	8.1%	89.8%	15	1,766,845	8.0%	93.8%
North Carolina	7	1,315,343	6.0%	96.3%	6	1,199,544	5.5%	87.8%
Texas	10	1,277,109	5.9%	91.4%	11	1,380,439	6.3%	92.1%
Pennsylvania	7	981,635	4.5%	93.3%	8	1,093,844	5.0%	93.5%
Colorado	6	947,326	4.3%	94.8%	6	947,245	4.3%	94.4%
Florida	11	841,159	3.9%	92.0%	12	1,010,212	4.6%	92.0%
Washington	5	577,441	2.6%	91.7%	5	577,441	2.6%	96.9%
Ohio	2	537,073	2.5%	92.0%	2	537,073	2.4%	91.6%
Minnesota	3	483,520	2.2%	97.4%	3	483,938	2.2%	97.3%
South Carolina	4	286,297	1.3%	96.4%	4	286,297	1.3%	96.4%
Wisconsin	2	269,128	1.2%	94.2%	2	269,128	1.2%	97.7%
Georgia	3	243,351	1.1%	92.8%	3	243,351	1.1%	95.6%
Delaware	2	231,587	1.1%	86.2%	2	231,587	1.1%	88.5%
Indiana	3	218,769	1.0%	91.1%	3	218,769	1.0%	89.1%
Massachusetts	1	185,279	0.8%	100.0%	1	185,279	0.8%	100.0%
Connecticut	1	179,863	0.8%	99.8%	1	179,860	0.8%	100.0%
New Jersey	2	156,482	0.7%	93.8%	2	156,482	0.7%	95.2%
Alabama	1	118,466	0.6%	64.6%	1	118,466	0.5%	69.1%
Arizona	1	107,633	0.5%	93.2%	1	107,633	0.5%	85.8%
Oregon	1	93,101	0.4%	95.9%	1	93,101	0.4%	98.1%
Tennessee	1	86,065	0.4%	94.8%	1	86,065	0.4%	94.8%
Dist. of Columbia	2	39,647	0.2%	90.6%	2	39,647	0.2%	100.0%

Total	181	21,809,665	100.0%	93.6%	184	22,006,686	100.0%	93.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.1 billion as of December 31, 2010.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus Regency’s pro-rata share of Unconsolidated Properties as of December 31, 2010, based upon a percentage of total annualized base rent exceeding or equal to .5% (dollars in thousands):

Tenant	GLA	Percent to Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	2,148,362	7.3%	$19,991	4.4%	44	10
Publix	2,018,569	6.9%	19,800	4.4%	55	1
Safeway	1,726,446	5.9%	16,966	3.8%	53	6
Supervalu	925,485	3.2%	10,721	2.4%	27	2
CVS	525,840	1.8%	7,681	1.7%	50	—
Whole Foods	239,460	0.8%	6,382	1.4%	7	—
TJX Companies	497,326	1.7%	5,770	1.3%	25	—
Ahold	348,705	1.2%	4,674	1.0%	13	—
Blockbuster Video	200,866	0.7%	4,445	1.0%	52	—
Ross Dress For Less	278,612	1.0%	4,201	0.9%	17	—
Walgreens	190,201	0.6%	3,602	0.8%	16	—
Starbucks	103,351	0.4%	3,573	0.8%	86	—
Sports Authority	181,523	0.6%	3,459	0.8%	5	—
PETCO	182,874	0.6%	3,443	0.8%	21	—
Wells Fargo Bank	68,038	0.2%	3,387	0.8%	41	—
Sears Holdings	442,433	1.5%	3,380	0.7%	11	1
Rite Aid	227,758	0.8%	3,214	0.7%	26	—
Bank of America	77,429	0.3%	3,171	0.7%	28	—
PetSmart	178,850	0.6%	2,917	0.6%	10	—
Target	349,683	1.2%	2,884	0.6%	4	20
Subway	99,496	0.3%	2,871	0.6%	113	—
Harris Teeter	245,746	0.8%	2,836	0.6%	8	—
H.E.B.	210,413	0.7%	2,772	0.6%	4	—
Schnucks	308,578	1.1%	2,688	0.6%	31	—
The UPS Store	97,975	0.3%	2,548	0.6%	97	—
JPMorgan Chase Bank	61,213	0.2%	2,379	0.5%	23	—
Trader Joe’s	89,994	0.3%	2,266	0.5%	11	—

(1)	Stores owned by anchor tenant that are attached to our centers.

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

The following table sets forth a schedule of lease expirations for the next ten years and thereafter, assuming no tenants renew their leases (dollars in thousands):

Lease Expiration Year	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Minimum Rent (3)
(1)	347,598	1.3%	$6,116	1.4%
2011	2,457,614	9.1%	43,108	9.6%
2012	3,512,975	13.1%	65,097	14.4%
2013	2,657,644	9.9%	50,376	11.2%
2014	2,480,093	9.2%	47,374	10.5%
2015	2,179,022	8.1%	42,775	9.5%
2016	1,359,450	5.1%	22,926	5.1%
2017	1,389,524	5.2%	24,538	5.4%
2018	1,359,345	5.1%	21,280	4.7%
2019	1,202,740	4.5%	18,435	4.1%
2020	1,465,468	5.4%	22,012	4.9%
Thereafter	6,479,513	24.0%	87,005	19.2%

Total	26,890,986	100.0%	$451,042	100.0%

(1)	Leased currently under month to month rent or in process of renewal.
(2)	Represents GLA for Consolidated Properties plus Regency’s pro-rata share of Unconsolidated Properties.
(3)	Minimum rent includes current minimum rent and future contractual rent steps for the Consolidated Properties plus Regency’s pro-rata share from Unconsolidated Properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See the following Combined Basis property table and also see Item 7, Management’s Discussion and Analysis for further information about Regency’s properties.

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,060	96.2%	Ralphs, Jimbo’s...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Amerige Heights Town Center	2000	2000	96,680	100.0%	Albertsons, (Target)	—
Brea Marketplace (4)	2005	1987	352,022	98.0%	Sprout’s Markets	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare
Costa Verde Center	1999	1988	178,623	91.5%	Bristol Farms	Bookstar, The Boxing Club, Pharmaca Integrative Pharmacy
El Camino Shopping Center	1999	1995	135,728	99.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,549	93.9%	Von’s Food & Drug	Longs Drug
Falcon Ridge Town Center Phase I (4)	2003	2004	232,754	98.0%	Stater Bros., (Target)	Sports Authority, Ross Dress for Less, Party City, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II (4)	2005	2005	66,864	100.0%	24 Hour Fitness	CVS
Five Points Shopping Center (4)	2005	1960	144,553	97.0%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley Village Center	2004	2004	98,752	94.1%	Stater Bros.	CVS
Friars Mission Center	1999	1989	146,897	95.6%	Ralphs	Longs Drug
Gelson’s Westlake Market Plaza	2002	2002	84,975	93.4%	Gelson’s Markets	—
Golden Hills Promenade (3)	2006	2006	216,846	91.1%	Lowe’s	Bed Bath & Beyond
Granada Village (4)	2005	1965	224,649	76.9%	—	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village (4)	2003	2003	65,801	98.2%	Ralphs	—
Heritage Plaza	1999	1981	231,582	92.7%	Ralphs	CVS, Hands On Bicycles, Total Woman, Ace Hardware
Indio Towne Center (3)	2006	2006	132,678	59.0%	(Home Depot), (WinCo)	CVS, 24 Hour Fitness, PETCO
Indio Towne Center Phase II (3)	2010	2010	46,827	100.0%	Toys “R” Us/ Babies “R” Us	—
Jefferson Square (3)	2007	2007	38,013	74.7%	Fresh & Easy	CVS
Laguna Niguel Plaza (4)	2005	1985	41,943	96.7%	(Albertsons)	CVS
Marina Shores (4)	2008	2001	67,727	100.0%	Whole Foods	PETCO
Morningside Plaza	1999	1996	91,212	93.8%	Stater Bros.	—
Navajo Shopping Center (4)	2005	1964	102,139	94.6%	Albertsons	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,140	98.8%	Albertsons	—
Oakbrook Plaza	1999	1982	83,286	94.5%	Albertsons	(Longs Drug)
Park Plaza Shopping Center (4)	2001	1991	194,396	94.4%	Henry’s Marketplace	CVS, PETCO, Ross Dress For Less, Office Depot, Tuesday Morning
Plaza Hermosa	1999	1984	94,940	92.9%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (4)	2005	1987	212,415	96.4%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (4)	2005	1981	153,256	92.3%	Von’s Food & Drug	(Longs Drug), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	67,622	83.6%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,760	100.0%	Superior Super Warehouse	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)
Seal Beach (4)	2002	1966	96,858	93.5%	Von’s Food & Drug	CVS
Paseo Del Sol (3)	2004	2004	49,680	77.2%	Whole Foods	—
Twin Oaks Shopping Center (4)	2005	1978	98,399	94.4%	Ralphs	Rite Aid
Twin Peaks	1999	1988	198,139	99.4%	Albertsons, Target	—
Valencia Crossroads	2002	2003	172,856	98.8%	Whole Foods, Kohl’s	—
Ventura Village	1999	1984	76,070	92.1%	Von’s Food & Drug	—
Vine at Castaic	2005	2005	27,314	66.4%	—	—
Vista Village Phase I (4)	2002	2003	129,009	91.1%	Krikorian Theaters, (Lowe’s)	—
Vista Village Phase II (4)	2002	2003	55,000	45.5%	Frazier Farms	—
Vista Village IV	2006	2006	11,000	100.0%	—	—
Westlake Village Plaza and Center	1999	1975	190,529	92.7%	Von’s Food & Drug	(CVS), Longs Drug, Total Woman
Westridge Village	2001	2003	92,287	95.7%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	95.7%	El Super	—

San Francisco/ Northern CA
Applegate Ranch Shopping Center (3)	2006	2006	144,444	75.0%	(Super Target), (Home Depot)	Marshalls, PETCO, Big 5 Sporting Goods
Auburn Village (4)	2005	1990	133,944	89.4%	Bel Air Market	Dollar Tree, Goodwill Industries, (Longs Drug)
Bayhill Shopping Center (4)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Longs Drug
Blossom Valley (4)	1999	1990	93,316	94.1%	Safeway	Longs Drug
Clayton Valley Shopping Center	2003	2004	260,205	94.0%	Fresh & Easy, Home Depot	Longs Drugs, Dollar Tree, Ross Dress For Less
Clovis Commons	2004	2004	174,990	95.9%	(Super Target)	Petsmart, TJ Maxx, Office Depot, Best Buy
Corral Hollow (4)	2000	2000	167,184	98.1%	Safeway, Orchard Supply & Hardware	Longs Drug
Diablo Plaza	1999	1982	63,265	96.7%	(Safeway)	(Longs Drug), Jo-Ann Fabrics
El Cerrito Plaza	2000	2000	256,035	97.9%	(Lucky’s)	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,413	98.3%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	98.0%	Safeway	—
Gateway 101	2008	2008	92,110	100.0%	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	—
Loehmanns Plaza California	1999	1983	113,310	98.2%	(Safeway)	Longs Drug, Loehmann’s
Mariposa Shopping Center (4)	2005	1957	126,658	96.8%	Safeway	Longs Drug, Ross Dress for Less
Pleasant Hill Shopping Center (4)	2005	1970	227,681	99.1%	Target, Toys “R” Us	Barnes & Noble
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe’s	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company
Raley’s Supermarket (4)	2007	1964	62,827	100.0%	Raley’s	—
San Leandro Plaza	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)
Sequoia Station	1999	1996	103,148	88.5%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy
Silverado Plaza (4)	2005	1974	84,916	100.0%	Nob Hill	Longs Drug
Snell & Branham Plaza (4)	2005	1988	99,351	95.5%	Safeway	—
Stanford Ranch Village (4)	2005	1991	89,875	95.1%	Bel Air Market	—
Strawflower Village	1999	1985	78,827	98.9%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,188	95.8%	Safeway	Longs Drug, Ace Hardware
West Park Plaza	1999	1996	88,104	98.0%	Safeway	Rite Aid

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)
Woodside Central	1999	1993	80,591	94.0%	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza (4)	2005	1968	109,701	100.0%	Fresh & Easy	Sports Basement

Subtotal/Weighted Average (CA)			8,766,970	94.0%

FLORIDA

Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	93.6%	Publix	—
First Street Village	2006	2006	54,926	89.4%	Publix	—
Grande Oak	2000	2000	78,784	100.0%	Publix	—

Jacksonville / North Florida
Anastasia Plaza	1993	1988	102,342	97.6%	Publix	—
Canopy Oak Center (3)(4)	2006	2006	90,041	77.8%	Publix	—
Carriage Gate	1994	1978	76,784	93.2%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix), Target	—
Fleming Island	1998	2000	136,663	67.7%	Publix, (Target)	—
Hibernia Pavilion	2006	2006	51,298	94.9%	Publix	—
Hibernia Plaza	2006	2006	8,400	16.7%	—	(Walgreens)
Horton’s Corner	2007	2007	14,820	100.0%	—	Walgreens
John’s Creek Center (4)	2003	2004	75,101	92.5%	Publix	—
Julington Village (4)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper Shopping Center	1993	1974	80,421	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	95.5%	Publix, K-Mart	Jo-Ann Fabrics
Nocatee Town Center (3)	2007	2007	69,679	88.0%	Publix	—
Oakleaf Commons	2006	2006	73,717	81.0%	Publix	(Walgreens)
Old St Augustine Plaza	1996	1990	232,459	99.1%	Publix, Burlington Coat Factory, Hobby Lobby	CVS
Pine Tree Plaza	1997	1999	63,387	96.8%	Publix	—
Plantation Plaza (4)	2004	2004	77,747	89.1%	Publix	—
Seminole Shoppes (3)	2009	2009	73,241	91.6%	Publix	—
Shoppes at Bartram Park (4)	2005	2004	105,319	94.0%	Publix, (Kohl’s)	Toll Brothers
Shoppes at Bartram Park Phase II (3)(4)	2008	2008	14,639	30.1%	—	(Tutor Time)
Shops at John’s Creek	2003	2004	15,490	65.0%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center (4)	2001	2002	62,821	81.6%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	87.3%	Publix	CVS
Berkshire Commons	1994	1992	106,354	98.9%	Publix	Walgreens
Caligo Crossing (3)	2007	2007	10,763	87.0%	(Kohl’s)	—
Five Corners Plaza (4)	2005	2001	44,647	88.1%	Publix	—
Garden Square	1997	1991	90,258	95.7%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	87.9%	Publix	—
Pebblebrook Plaza (4)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104	1998	1990	108,192	94.9%	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	1996	1982	109,949	93.5%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	90.4%	Publix	Walgreens, Harbor Freight Tools
Bloomingdale Square	1998	1987	267,736	97.0%	Publix, Wal-Mart, Bealls	Ace Hardware
East Towne Center	2002	2003	69,841	84.0%	Publix	—
Kings Crossing Sun City	1999	1999	75,020	95.7%	Publix	—
Lynnhaven (4)	2001	2001	63,871	100.0%	Publix	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)
Marketplace Shopping Center	1995	1983	90,296	75.5%	LA Fitness	—
Regency Square	1993	1986	349,848	95.8%	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Hobbytown USA
Suncoast Crossing Phase I (3)	2007	2007	108,434	93.2%	Kohl’s	—
Suncoast Crossing Phase II (3)	2008	2008	9,451	44.5%	(Target)	—
Town Square	1997	1999	44,380	100.0%	—	PETCO, Pier 1 Imports
Village Center	1995	1993	181,110	97.1%	Publix	Walgreens, Stein Mart
Northgate Square	2007	1995	75,495	100.0%	Publix	—
Westchase	2007	1998	78,998	95.2%	Publix	—
Willa Springs (4)	2000	2000	89,930	100.0%	Publix	—

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	124,924	84.7%	Winn-Dixie	Citi Trends
Chasewood Plaza	1993	1986	155,603	95.5%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	162,831	84.9%	Publix	Walgreens
Island Crossing (4)	2007	1996	58,456	100.0%	Publix	—
Martin Downs Village Center	1993	1985	112,666	87.3%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,937	83.4%	—	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Wellington Town Square	1996	1982	107,325	97.0%	Publix	CVS

Subtotal/Weighted Average (FL)			5,308,855	92.4%

TEXAS

Austin
Hancock	1999	1998	410,438	94.6%	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	122,646	60.2%	Sprout’s Markets	—
North Hills	1999	1995	144,020	98.6%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place (4)	1998	1998	98,906	96.6%	Kroger	—
Cooper Street	1999	1992	127,696	87.6%	(Home Depot)	Office Max, K&G Men’s Company
Hickory Creek Plaza (3)	2006	2006	28,134	77.6%	(Kroger)	—
Shops at Highland Village	2005	2005	351,635	83.1%	AMC Theater	Barnes & Noble
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	95.2%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	76.5%	(Albertsons)	—
Main Street Center (4)	2002	2002	42,754	51.4%	(Albertsons)	—
Market at Preston Forest	1999	1990	96,353	97.4%	Tom Thumb	—
Mockingbird Common	1999	1987	120,321	100.0%	Tom Thumb	Ogle School of Hair Design
Preston Park	1999	1985	239,333	90.6%	Tom Thumb	Gap
Prestonbrook	1998	1998	91,537	93.5%	Kroger	—
Prestonwood Park	1999	1999	101,167	61.7%	(Albertsons)	—
Rockwall Town Center	2002	2004	46,095	100.0%	(Kroger)	(Walgreens)
Shiloh Springs (4)	1998	1998	110,040	83.6%	Kroger	—
Signature Plaza	2003	2004	32,415	75.9%	(Kroger)	—
Trophy Club	1999	1999	106,507	85.7%	Tom Thumb	(Walgreens)

Houston
Alden Bridge (4)	2002	1998	138,953	94.5%	Kroger	Walgreens
Cochran’s Crossing	2002	1994	138,192	93.4%	Kroger	CVS
Fort Bend Center	2000	2000	30,164	83.3%	(Kroger)	—
Indian Springs Center (4)	2002	2003	136,625	98.5%	H.E.B.	—
Kleinwood Center (4)	2002	2003	148,964	81.2%	H.E.B.	(Walgreens)

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (continued)
Panther Creek	2002	1994	166,076	100.0%	Randall’s Food	CVS, Sears Paint & Hardware
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (4)	2001	2000	134,045	92.7%	Kroger	Walgreens
Waterside Marketplace (3)	2007	2007	24,858	92.5%	(Kroger)	—
Weslayan Plaza East (4)	2005	1969	169,693	100.0%	—	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec’s Liquor
Weslayan Plaza West (4)	2005	1969	185,964	98.5%	Randall’s Food	Walgreens, PETCO, Jo Ann’s, Office Max, Tuesday Morning
Westwood Village	2006	2006	183,546	94.9%	(Target)	Gold’s Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection (4)	2005	1974	111,165	84.5%	Randall’s Food	—

Subtotal/Weighted Average (TX)			4,153,026	90.3%

VIRGINIA

Richmond
Gayton Crossing (4)	2005	1983	156,917	93.6%	Ukrop’s	—
Hanover Village Shopping Center (4)	2005	1971	88,006	85.0%	—	Tractor Supply Company
Village Shopping Center (4)	2005	1948	111,177	93.2%	Ukrop’s	CVS

Other Virginia
601 King Street (4)	2005	1980	8,003	87.3%	—	—
Ashburn Farm Market Center	2000	2000	91,905	97.2%	Giant Food	—
Ashburn Farm Village Center (4)	2005	1996	88,897	89.3%	Shoppers Food Warehouse	—
Braemar Shopping Center (4)	2004	2004	96,439	94.8%	Safeway	—
Centre Ridge Marketplace (4)	2005	1996	104,100	94.5%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	100.0%	Safeway	PETCO
Culpeper Colonnade	2006	2006	131,707	96.1%	Martin’s, (Target)	PetSmart, Staples
Fairfax Shopping Center	2007	1955	76,311	80.8%	—	Direct Furniture
Festival at Manchester Lakes (4)	2005	1990	165,130	95.3%	Shoppers Food Warehouse	—
Fortuna Center Plaza (4)	2004	2004	104,694	100.0%	Shoppers Food Warehouse, (Target)	Rite Aid
Fox Mill Shopping Center (4)	2005	1977	103,269	96.1%	Giant Food	—
Greenbriar Town Center (4)	2005	1972	340,006	96.9%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Hollymead Town Center (4)	2003	2004	153,739	98.1%	Harris Teeter, (Target)	Petsmart
Kamp Washington Shopping Center (4)	2005	1960	71,825	95.8%	—	Borders Books
Kings Park Shopping Center (4)	2005	1966	74,702	95.6%	Giant Food	CVS
Lorton Station Marketplace (4)	2006	2005	132,445	97.7%	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center (4)	2006	2005	51,807	94.7%	—	ReMax
Market at Opitz Crossing	2003	2003	149,791	88.4%	Safeway	Boat U.S.
Saratoga Shopping Center (4)	2005	1977	113,013	94.7%	Giant Food	—
Shops at County Center	2005	2005	96,695	96.9%	Harris Teeter	—
Signal Hill (4)	2003	2004	95,172	100.0%	Shoppers Food Warehouse	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA (continued)

Stonewall	2007	2007	267,175	95.3%	Wegmans	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Town Center at Sterling Shopping Center (4)	2005	1980	190,069	88.3%	Giant Food	Washington Sports Club, Party Depot
Village Center at Dulles (4)	2002	1991	298,271	98.3%	Shoppers Food Warehouse, Gold’s Gym	CVS, Advance Auto Parts, Chuck E. Cheese, PETCO, Staples, The Thrift Store
Willston Centre I (4)	2005	1952	105,376	85.9%	—	CVS, Baileys Health Care
Willston Centre II (4)	2005	1986	135,862	94.6%	Safeway, (Target)	—

Subtotal/Weighted Average (VA)			3,699,659	94.6%

ILLINOIS

Chicago
Baker Hill Center (4)	2004	1998	135,355	99.1%	Dominick’s	—
Brentwood Commons (4)	2005	1962	125,550	99.1%	Dominick’s	Dollar Tree
Civic Center Plaza (4)	2005	1989	264,973	98.0%	Super H Mart, Home Depot	Murray’s Discount Auto, King Spa
Deer Grove Center (4)	2004	1996	236,173	79.0%	Dominick’s, (Target)	Michaels, PETCO, Factory Card Outlet, Dress Barn, Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	87.1%	Jewel / OSCO	Ace Hardware
Geneva Crossing (4)	2004	1997	123,182	96.7%	Dominick’s	Goodwill
Glen Oak Plaza	2010	1967	62,616	97.6%	Trader Joe’s	Walgreens, ENH Medical Offices
Hinsdale	1998	1986	178,960	97.5%	Dominick’s	Ace Hardware
McHenry Commons Shopping Center (4)	2005	1988	100,526	38.2%	—	—
Oaks Shopping Center (4)	2005	1983	135,005	91.5%	Dominick’s	—
Riverside Sq & River’s Edge (4)	2005	1986	169,435	95.8%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (4)	2005	1981	139,256	93.1%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (4)	2004	2001	87,705	98.4%	Dominick’s	—
Shorewood Crossing II (4)	2007	2005	86,276	98.1%	—	Babies R Us, Staples, PETCO, Factory Card Outlet
Stonebrook Plaza Shopping Center (4)	2005	1984	95,825	100.0%	Dominick’s	—
Westbrook Commons	2001	1984	123,855	91.5%	Dominick’s	—
Willow Festival	2010	2007	405,616	95.5%	Whole Foods, Best Buy, Lowe’s	CVS, DSW Warehouse, HomeGoods, Recreational Equipment

Champaign/Urbana
Champaign Commons (4)	2007	1990	88,105	90.7%	Schnucks	—
Urbana Crossing (4)	2007	1997	85,196	95.3%	Schnucks	—

Springfield
Montvale Commons (4)	2007	1996	73,937	98.1%	Schnucks	—

Other Illinois
Carbondale Center (4)	2007	1997	59,726	100.0%	Schnucks	—
Country Club Plaza (4)	2007	2001	86,867	94.4%	Schnucks	—
Granite City (4)	2007	2004	46,237	100.0%	Schnucks	—
Swansea Plaza (4)	2007	1988	118,892	95.9%	Schnucks	Fashion Bug

Subtotal/Weighted Average (IL)			3,143,802	92.8%

MISSOURI

St. Louis
Affton Plaza (4)	2007	2000	67,760	100.0%	Schnucks	—
Bellerive Plaza (4)	2007	2000	115,252	93.3%	Schnucks	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
MISSOURI (continued)

Brentwood Plaza (4)	2007	2002	60,452	96.5%	Schnucks	—
Bridgeton (4)	2007	2005	70,762	100.0%	Schnucks, (Home Depot)	—
Butler Hill Centre (4)	2007	1987	90,889	96.3%	Schnucks	—
City Plaza (4)	2007	1998	80,150	100.0%	Schnucks	—
Crestwood Commons (4)	2007	1994	67,285	100.0%	Schnucks, (Best Buy), (Gordman’s)	—
Dardenne Crossing (4)	2007	1996	67,430	100.0%	Schnucks	—
Dorsett Village (4)	2007	1998	104,217	100.0%	Schnucks, (Orlando Gardens Banquet Center)	SSM Care Management Company
Kirkwood Commons (4)	2007	2000	467,703	100.0%	Wal-Mart, (Target), (Lowe’s)	TJ Maxx, HomeGoods, Famous Footwear
Lake St. Louis (4)	2007	2004	75,643	96.3%	Schnucks	—
O’Fallon Centre (4)	2007	1984	71,300	89.0%	Schnucks	—
Plaza 94 (4)	2007	2005	66,555	95.4%	Schnucks	—
Richardson Crossing (4)	2007	2000	82,994	97.1%	Schnucks	—
Shackelford Center (4)	2007	2006	49,635	95.8%	Schnucks	—
Sierra Vista Plaza (4)	2007	1993	74,666	98.4%	Schnucks	—
Twin Oaks (4)	2007	2006	71,682	100.0%	Schnucks	(Walgreens)
University City Square (4)	2007	1997	79,230	100.0%	Schnucks	—
Washington Crossing (4)	2007	1999	117,626	97.1%	Schnucks	Michaels, Altmueller Jewelry
Wentzville Commons (4)	2007	2000	74,205	100.0%	Schnucks, (Home Depot)	—
Wildwood Crossing (4)	2007	1997	108,200	74.4%	Schnucks	—
Zumbehl Commons (4)	2007	1990	116,682	95.7%	Schnucks	Ace Hardware

Other Missouri
Capital Crossing (4)	2007	2002	85,149	94.4%	Schnucks	—

Subtotal/Weighted Average (MO)			2,265,467	96.8%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	81.8%	Kroger	—
Cherry Grove	1998	1997	195,513	98.0%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	396,861	97.4%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Indian Springs Market Center (4)	2005	2005	146,116	100.0%	Kohl’s, (Wal-Mart Supercenter)	Office Depot, HH Gregg Appliances
Red Bank Village	2006	2006	164,317	96.5%	Wal-Mart	—
Regency Commons	2004	2004	30,770	80.5%	—	—
Shoppes at Mason	1998	1997	80,800	100.0%	Kroger	—
Sycamore Crossing & Sycamore Plaza (4)	2008	1966	390,957	89.0%	Fresh Market, Macy’s Furniture Gallery, Toys ‘R Us, Dick’s Sporting Goods	Barnes & Noble, Old Navy, Staples, Identity Salon & Day Spa
Westchester Plaza	1998	1988	88,181	98.4%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	98.4%	Kroger	—
Kroger New Albany Center	1999	1999	93,286	91.8%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	98.4%	Kroger, (Home Depot)	—
Park Place Shopping Center	1998	1988	106,832	61.2%	—	Big Lots

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
OHIO (continued)

Windmiller Plaza Phase I	1998	1997	140,437	98.5%	Kroger	Sears Hardware
Wadsworth Crossing	2005	2005	108,164	88.7%	(Kohl’s), (Lowe’s), (Target)	Office Max, Bed, Bath & Beyond, MC Sports, PETCO

Subtotal/Weighted Average (OH)			2,235,335	92.9%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	90.5%	Fresh Market	Chuck E. Cheese, Party City, Eckerd, Casual Furniture Marketplace
Cochran Commons (4)	2007	2003	66,020	91.6%	Harris Teeter	(Walgreens)
Providence Commons (4)	2010	1994	197,801	100.0%	Lowe’s	Rite Aid

Greensboro
Harris Crossing (3)	2007	2007	65,151	84.8%	Harris Teeter	—

Raleigh / Durham
Cameron Village (4)	2004	1949	554,738	96.9%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Pirate’s Chest Fine Antiques
Colonnade Center (3)	2009	2009	57,511	76.5%	Whole Foods	—
Fuquay Crossing (4)	2004	2002	124,774	94.6%	Kroger	Peak’s Fitness, Dollar Tree
Garner Towne Square	1998	1998	221,776	78.9%	Kroger, (Home Depot), (Target)	Office Max, Petsmart, Shoe Carnival, United Artist Theater
Glenwood Village	1997	1983	42,864	96.8%	Harris Teeter	—
Lake Pine Plaza	1998	1997	87,690	89.6%	Kroger	—
Maynard Crossing (4)	1998	1997	122,782	93.2%	Kroger	—
Middle Creek Commons	2006	2006	73,634	92.7%	Lowes Foods	—
Shoppes of Kildaire (4)	2005	1986	148,204	97.8%	Trader Joe’s	Home Comfort Furniture, Gold’s Gym, Staples
Southpoint Crossing	1998	1998	103,128	96.4%	Kroger	—
Sutton Square (4)	2006	1985	101,024	91.9%	Fresh Market	Rite Aid
Woodcroft Shopping Center	1996	1984	89,833	95.4%	Food Lion	Triangle True Value Hardware

Subtotal/Weighted Average (NC)			2,189,581	92.9%

COLORADO

Colorado Springs
Falcon Marketplace	2005	2005	22,491	66.2%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	90.0%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	89.9%	King Soopers	—

Denver
Applewood Shopping Center (4)	2005	1956	375,522	96.1%	King Soopers, Wal- Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village (4)	2005	1957	159,237	90.4%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, Bottles Wine & Spirit
Belleview Square	2004	1978	117,335	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,579	89.2%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,147	92.2%	King Soopers	Ace Hardware
Centerplace of Greeley Phase III (3)	2007	2007	94,090	81.5%	Sports Authority	Best Buy

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
COLORADO (continued)

Cherrywood Square (4)	2005	1978	86,162	93.3%	King Soopers	—
Crossroads Commons (4)	2001	1986	143,625	96.7%	Whole Foods	Barnes & Noble, Bicycle Village
Hilltop Village (4)	2002	2003	100,030	93.8%	King Soopers	—
NorthGate Village (3)	2008	2008	19,376	5.3%	(King Soopers)	—
South Lowry Square	1999	1993	119,916	82.3%	Safeway	—
Littleton Square	1999	1997	94,222	70.9%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	91.6%	King Soopers	—
Ralston Square Shopping Center (4)	2005	1977	82,750	96.2%	King Soopers	—
Shops at Quail Creek (3)	2008	2008	37,585	76.5%	(King Soopers)	—
Stroh Ranch	1998	1998	93,436	93.3%	King Soopers	—

Subtotal/Weighted Average (CO)			2,064,400	90.5%

MARYLAND

Baltimore
Elkridge Corners (4)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (4)	2005	1986	81,016	85.8%	Trader Joe’s	—
Village at Lee Airpark (3)	2005	2005	95,010	90.1%	Giant Food, (Sunrise)	—
Parkville Shopping Center (4)	2005	1961	162,435	96.7%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (4)	2005	1990	125,146	86.8%	Shoppers Food Warehouse	Rite Aid
Valley Centre (4)	2005	1987	247,837	81.6%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, HomeGoods, Staples, PetSmart

Other Maryland
Bowie Plaza (4)	2005	1966	102,904	89.3%	—	CVS
Clinton Park (4)	2003	2003	206,050	94.1%	Giant Food, Sears, (Toys “R” Us)	Fitness For Less
Cloppers Mill Village (4)	2005	1995	137,035	87.7%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (4)	2005	1978	22,328	93.3%	—	—
Goshen Plaza (4)	2005	1987	45,654	88.1%	—	CVS
King Farm Village Center (4)	2004	2001	118,326	96.4%	Safeway	—
Mitchellville Plaza (4)	2005	1991	156,125	81.4%	Food Lion	—
Takoma Park (4)	2005	1960	106,469	93.4%	Shoppers Food Warehouse	—
Watkins Park Plaza (4)	2005	1985	113,443	94.8%	Safeway	CVS
Woodmoor Shopping Center (4)	2005	1954	67,403	88.6%	—	CVS

Subtotal/Weighted Average (MD)			1,860,710	89.8%

GEORGIA

Atlanta
Ashford Place	1997	1993	53,345	59.7%	—	—
Briarcliff La Vista	1997	1962	39,204	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	87.2%	Publix	Office Depot, Party City, PETCO, TJ Maxx
Buckhead Court	1997	1984	48,338	98.4%	—	—
Cambridge Square	1996	1979	71,474	99.9%	Kroger	—
Chapel Hill Centre	2005	2005	66,970	94.3%	(Kohl’s), Hobby Lobby	—
Cromwell Square	1997	1990	80,406	92.5%	—	CVS, Hancock Fabrics, Antiques & Interiors of Sandy Springs

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
GEORGIA (continued)

Delk Spectrum	1998	1991	100,539	82.0%	Publix	Eckerd
Dunwoody Hall (4)	1997	1986	89,351	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	87.4%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village	2004	1984	97,990	88.7%	Publix	Eckerd
King Plaza (4)	2007	1998	81,432	84.6%	Publix	—
Loehmanns Plaza Georgia	1997	1986	137,139	92.4%	—	Loehmann’s, Dance 101, Office Max
Lost Mountain Crossing (4)	2007	1994	72,568	93.0%	Publix	—
Paces Ferry Plaza	1997	1987	61,697	100.0%	—	Harry Norman Realtors
Powers Ferry Square	1997	1987	95,703	78.8%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,896	96.2%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	69.7%	Kroger	—
Russell Ridge	1994	1995	98,559	92.6%	Kroger	—

Subtotal/Weighted Average (GA)			1,671,632	88.9%

PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (4)	2005	1958	46,228	100.0%	Ahart Market	Rite Aid
Lower Nazareth Commons (3)	2007	2007	65,367	92.0%	(Target), Sports Authority	—
Stefko Boulevard Shopping Center (4)	2005	1976	133,824	89.9%	Valley Farm Market	—

Harrisburg
Silver Spring Square (4)	2005	2005	314,449	95.4%	Wegmans, (Target)	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta, PETCO

Philadelphia
City Avenue Shopping Center (4)	2005	1960	159,095	92.8%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,257	94.0%	Trader Joe’s	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center	2006	2006	14,820	100.0%	—	Walgreens
Mercer Square Shopping Center (4)	2005	1988	91,400	90.1%	Genuardi’s	—
Newtown Square Shopping Center (4)	2005	1970	146,959	92.8%	Acme Markets	Rite Aid
Warwick Square Shopping Center (4)	2005	1999	89,680	92.5%	Genuardi’s	—

Other Pennsylvania
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,287,079	93.5%

WASHINGTON

Portland
Orchards Market Center I (4)	2002	2004	100,663	100.0%	Wholesale Sports	Jo-Ann Fabrics, PETCO, (Rite Aid)
Orchards Market Center II	2005	2005	77,478	87.3%	LA Fitness	Office Depot

Seattle
Aurora Marketplace (4)	2005	1991	106,921	95.9%	Safeway	TJ Maxx
Cascade Plaza (4)	1999	1999	211,072	80.5%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Ross Dress For Less, Big Lots
Eastgate Plaza (4)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
WASHINGTON(continued)

Overlake Fashion Plaza (4)	2005	1987	80,555	96.9%	(Sears)	Marshalls
Pine Lake Village	1999	1989	102,899	100.0%	Quality Foods	Rite Aid
Sammamish-Highlands	1999	1992	101,289	95.5%	(Safeway)	Bartell Drugs, Ace Hardware
WASHINGTON (continued)
Southcenter	1999	1990	58,282	90.0%	(Target)	—
Thomas Lake	1999	1998	103,872	92.8%	Albertsons	Rite Aid

Subtotal/Weighted Average (WA)			1,038,514	92.7%

OREGON

Portland
Greenway Town Center (4)	2005	1979	93,101	95.9%	Lamb’s Thriftway	Rite Aid, Dollar Tree
Murrayhill Marketplace	1999	1988	148,967	93.5%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	87,966	93.3%	Safeway	—
Sherwood Market Center	1999	1995	124,259	97.8%	Albertsons	—
Sunnyside 205	1999	1988	52,710	98.4%	—	—
Tanasbourne Market	2006	2006	71,000	97.3%	Whole Foods	—
Walker Center	1999	1987	89,610	100.0%	Sports Authority	—

Other Oregon
Corvallis Market Center	2006	2006	84,548	100.0%	Trader Joe’s	TJ Maxx, Michael’s

Subtotal/Weighted Average (OR)			752,161	96.7%

TENNESSEE

Memphis
Collierville Crossing (4)	2007	2004	86,065	94.8%	Schnucks, (Target)	—
Nashville
Lebanon Center	2006	2006	63,800	89.0%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro Village	1998	1998	86,811	95.2%	Kroger	(Walgreens)
Northlake Village	2000	1988	137,807	88.7%	Kroger	PETCO
Peartree Village	1997	1997	109,904	90.9%	Harris Teeter	Eckerd, Office Max
Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			565,386	92.7%

MASSACHUSETTS

Boston
Shops at Saugus (3)	2006	2006	90,055	91.9%	Trader Joe’s	La-Z-Boy, PetSmart
Speedway Plaza (4)	2006	1988	185,279	100.0%	Stop & Shop, BJ’s Warehouse	—
Twin City Plaza	2006	2004	281,703	94.3%	Shaw’s, Marshall’s	Rite Aid, K&G Fashion, Dollar Tree, Gold’s Gym, Extra Space Storage

Subtotal/Weighted Average (MA)			557,037	95.8%

ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	90.1%	Safeway	—
Palm Valley Marketplace (4)	2001	1999	107,633	93.2%	Safeway	—
Pima Crossing	1999	1996	239,438	91.7%	Golf & Tennis Pro Shop, Inc.	Life Time Fitness, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
ARIZONA (continued)

Shops at Arizona	2003	2000	35,710	84.2%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,073	91.1%

MINNESOTA
Apple Valley Square (4)	2006	1998	184,841	100.0%	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Colonial Square (4)	2005	1959	93,200	100.0%	Lund’s	—
Rockford Road Plaza (4)	2005	1991	205,479	93.9%	Rainbow Foods	PetSmart, HomeGoods, TJ Maxx

Subtotal/Weighted Average (MN)			483,520	97.4%

DELAWARE

Dover
White Oak—Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (4)	2005	1988	164,779	85.1%	Shop Rite	Cinemark, Dollar Tree, US Post Office
Pike Creek	1998	1981	231,772	89.4%	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn (4)	2005	1971	66,808	89.1%	—	Rite Aid

Subtotal/Weighted Average (DE)			474,267	88.1%

NEVADA
Anthem Highlands Shopping Center	2004	2004	108,515	80.6%	Albertsons	CVS
Deer Springs Town Center (3)	2007	2007	330,907	79.2%	(Target), Home Depot, Toys “R” Us	Party Superstores, PetSmart, Ross Dress For Less, Staples

Subtotal/Weighted Average (NV)			439,422	79.5%

SOUTH CAROLINA

Charleston
Merchants Village (4)	1997	1997	79,724	97.0%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough Shopping Center (4)	1998	1993	82,333	95.9%	Publix	—

Columbia
Murray Landing (4)	2002	2003	64,359	97.8%	Publix	—

Greenville

Other South Carolina
Buckwalter Village	2006	2006	59,601	95.3%	Publix	—
Surfside Beach Commons (4)	2007	1999	59,881	94.7%	Bi-Lo	—

Subtotal/Weighted Average (SC)			360,718	96.3%

INDIANA

Chicago
Airport Crossing (3)	2006	2006	11,924	77.8%	(Kohl’s)	—
Augusta Center	2006	2006	14,532	75.4%	(Menards)	—

Evansville
Evansville West Center (4)	2007	1989	79,885	91.9%	Schnucks	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
INDIANA (continued)

Indianapolis
Greenwood Springs	2004	2004	28,028	50.0%	(Gander Mountain), (Wal-Mart Supercenter)	—
Willow Lake Shopping Center (4)	2005	1987	85,923	84.9%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (4)	2005	2001	52,961	100.0%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			273,253	85.5%

WISCONSIN
Racine Centre Shopping Center (4)	2005	1988	135,827	98.2%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (4)	2005	1989	133,301	90.0%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree, Walgreens

Subtotal/Weighted Average (WI)			269,128	94.2%

ALABAMA
Shoppes at Fairhope Village (3)	2008	2008	84,740	77.8%	Publix	—
Valleydale Village Shop Center (4)	2002	2003	118,466	64.6%	Publix	—

Subtotal/Weighted Average (AL)			203,206	70.1%

CONNECTICUT
Corbin’s Corner (4)	2005	1962	179,863	99.8%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,863	99.8%

NEW JERSEY
Haddon Commons (4)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (4)	2005	1990	103,842	94.1%	Shop Rite	—

Subtotal/Weighted Average (NJ)			156,482	93.8%

MICHIGAN
Fenton Marketplace	1999	1999	97,224	90.0%	Farmer Jack	Michaels
State Street Crossing (3)	2006	2006	21,049	60.0%	(Wal-Mart)	—

Subtotal/Weighted Average (MI)			118,273	84.6%

DISTRICT OF COLUMBIA
Shops at The Columbia (4)	2006	2006	22,812	83.7%	Trader Joe’s	—
Spring Valley Shopping Center (4)	2005	1930	16,835	100.0%	—	CVS

Subtotal/Weighted Average (DC)			39,647	90.6%

KENTUCKY
Walton Towne Center (3)	2007	2007	23,186	81.9%	(Kroger)	—

Subtotal/Weighted Average (KY)			23,186	81.9%

Total/Weighted Average			45,076,652	92.6%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 93.2% for Company shopping centers.
(3)	Property under development.
(4)	Owned by a co-investment partnership with outside investors in which RCLP or an affiliate is the general partner.
Note:	Shadow anchor is indicated by parentheses.

Item 3.	Legal Proceedings

We are a party to various legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. As of February 24, 2011, we had approximately 17,000 holders of common equity. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2010 and 2009:

	2010			2009
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$39.37	32.54	0.4625	46.54	22.02	0.7250
June 30	41.96	34.01	0.4625	38.63	26.55	0.4625
September 30	40.24	32.25	0.4625	41.05	28.50	0.4625
December 31	44.80	39.60	0.4625	36.24	31.62	0.4625

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

We sold the following equity securities during the quarter ended December 31, 2010 that we did not report on Form 8-K because they represent in aggregate less than 1% of our outstanding common stock. All shares were issued to one accredited investor, an unrelated party, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an equal number of common units of the Operating Partnership.

Date	Number of Shares
12/30/2010	12,000

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2010	—	—	—	—
November 1 through November 30, 2010	—	—	—	—
December 1 through December 31, 2010	—	$—	—	—

Total	—	$—	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with options exercised and restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

The performance graph furnished below compares Regency’s cumulative total stockholder return since December 31, 2005. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	Selected Financial Data

(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following tables set forth Selected Financial Data for Regency on a historical basis for the five years ended December 31, 2010. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2010	2009	2008	2007	2006
Operating Data:
Revenues	$486,806	488,073	494,934	434,737	404,602
Operating expenses	311,622	307,138	277,095	246,924	232,429
Other expense (income)	153,733	193,479	103,907	30,174	13,748
Income (loss) before equity in income (loss) of investments in real estate partnerships	21,451	(12,544)	113,932	157,639	158,425
Equity in income (loss) of investments in real estate partnerships	(12,884)	(26,373)	5,292	18,093	2,580
Income (loss) from continuing operations	8,567	(38,917)	119,224	175,732	161,005
Income from discontinued operations	7,632	6,174	22,297	34,284	68,970
Net income (loss)	16,199	(32,743)	141,521	210,016	229,975
Net income attributable to noncontrolling interests	(4,185)	(3,961)	(5,333)	(6,365)	(11,464)
Net income (loss) attributable to controlling interests	12,014	(36,704)	136,188	203,651	218,511
Preferred stock dividends	(19,675)	(19,675)	(19,675)	(19,675)	(19,675)
Net income (loss) attributable to common stockholders	$(7,661)	(56,379)	116,513	183,976	198,836

Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.19)	(0.82)	1.35	2.16	1.89
Net income (loss) attributable to common stockholders	$(0.10)	(0.74)	1.66	2.65	2.89

Other Information:
Common dividends declared per share	$1.85	2.11	2.90	2.64	2.38
Common stock outstanding including exchangeable operating partnership units	82,064	82,008	70,505	70,112	69,759
Combined Basis gross leasable area (GLA)	45,077	44,972	49,645	51,107	47,187
Combined Basis number of properties owned	396	400	440	451	405
Ratio of earnings to fixed charges	2.5	1.0	1.6	2.0	2.1

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,417,746	4,259,990	4,425,895	4,367,191	3,870,629
Total assets	3,973,648	3,973,806	4,142,375	4,114,773	3,643,546
Total debt	2,094,469	1,886,380	2,135,571	2,007,975	1,575,386
Total liabilities	2,212,988	2,030,412	2,380,093	2,194,244	1,734,572
Stockholders’ equity	1,701,435	1,875,167	1,696,861	1,843,061	1,825,954
Noncontrolling interests	59,225	68,227	65,421	77,468	83,020

Operating Partnership

	2010	2009	2008	2007	2006
Operating Data:
Revenues	$486,806	488,073	494,934	434,737	404,602
Operating expenses	311,622	307,138	277,095	246,924	232,429
Other expense (income)	153,733	193,479	103,907	30,174	13,748
Income (loss) before equity in income (loss) of investments in real estate partnerships	21,451	(12,544)	113,932	157,639	158,425
Equity in income (loss) of investments in real estate partnerships	(12,884)	(26,373)	5,292	18,093	2,580
Income (loss) from continuing operations	8,567	(38,917)	119,224	175,732	161,005
Income from discontinued operations	7,632	6,174	22,297	34,284	68,970
Net income (loss)	16,199	(32,743)	141,521	210,016	229,975
Net income attributable to noncontrolling interests	(376)	(452)	(701)	(990)	(4,863)
Net income (loss) attributable to controlling interests	15,823	(33,195)	140,820	209,026	225,112
Preferred unit distributions	(23,400)	(23,400)	(23,400)	(23,400)	(23,400)
Net income (loss) attributable to common unit holders	$(7,577)	(56,595)	117,420	185,626	201,712

Income (loss) per common unit - diluted:
Income (loss) from continuing operations	$(0.19)	(0.82)	1.35	2.16	1.89
Net income (loss) attributable to common unit holders	$(0.10)	(0.74)	1.66	2.65	2.89

Other Information:
Distributions per unit	$1.85	2.11	2.90	2.64	2.38
Common units outstanding	82,064	82,008	70,505	70,112	69,759
Preferred units outstanding	500	500	500	500	500
Combined Basis gross leasable area (GLA)	45,077	44,972	49,645	51,107	47,187
Combined Basis number of properties owned	396	400	440	451	405
Ratio of earnings to fixed charges	2.5	1.0	1.6	2.0	2.1

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,417,746	4,259,990	4,425,895	4,367,191	3,870,629
Total assets	3,973,648	3,973,806	4,142,375	4,114,773	3,643,546
Total debt	2,094,469	1,886,380	2,135,571	2,007,975	1,575,386
Total liabilities	2,212,988	2,030,412	2,380,093	2,194,244	1,734,572
Partners’ capital	1,749,831	1,931,646	1,754,302	1,902,138	1,891,177
Noncontrolling interests	10,829	11,748	7,980	18,391	17,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Strategy

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. (the “Operating Partnership”). The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively. Our key strategic goals are focused on producing superior results to our shareholders by achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We will achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At December 31, 2010, we directly owned 215 shopping centers (the “Consolidated Properties”) located in 23 states representing 23.3 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.0 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 181 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 21.8 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $428.6 million. Certain portfolio information described below is presented (1) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (2) for our Consolidated Properties only and (3) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing, and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 396 shopping centers located in 28 states and the District of Columbia and contains 45.1 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Our shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic should generate increased sales to our tenants, and attract new tenants to our shopping centers, thereby driving higher occupancy levels and rental-rate growth, which we expect will provide sustained growth in earnings per share and unit, and net asset value over the long term. Increasing occupancy in our shopping centers to historical levels and achieving positive rental rate growth are key objectives of our strategic plan.

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

At December 31, 2010, the operating shopping centers on a Combined Basis were 93.2% leased and unchanged from December 31, 2009. During the recession of 2009, we did experience occupancy declines in our shopping centers; however, occupancy levels appear to have stabilized as the economy continues its recovery. We continue to produce higher levels of new leasing activity and fewer tenant defaults as compared to 2009, and move-outs of weaker tenants hurt by the recession appear to be on the decline. We did however continue to experience a decline in our rental rates. During 2010 and 2009, rental rates in the Combined portfolio declined -2.7% and -2.0%, respectively. We currently expect rental rates to decline moderately in isolated markets as we release vacant space, or renew expiring leases, where the previous tenant’s rental rates were above market.

We continue to closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We expect these weaker tenants to continue moving out of our shopping centers during 2011, which will provide us the opportunity to release these vacancies to financially stronger vibrant tenants that will contribute to the overall success of our shopping centers.

We also continue to monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. If economic weakness persists in geographic areas where we have centers that contain leases with these types of clauses, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project.

In the near term, fewer new store openings by retailers are resulting in reduced demand for new retail space. As a result, we scaled back our development program by decreasing the number of new projects started, phasing existing developments that lack retail demand, and decreasing overhead costs. Although our development program will continue to play an important part in our long term business strategy, new development projects will be rigorously evaluated in regard to the cost and availability of capital, visibility of tenant demand to achieve a stabilized occupancy, and sufficient investment returns.

We strive to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 81.5% of our consolidated real estate assets at December 31, 2010 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $713.8 million unsecured line of credit (“The Line”) and revolving credit facility which had an outstanding balance of $10.0 million on the Line at December 31, 2010. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 48.4% at December 31, 2010, and is higher than our ratio at December 31, 2009 of 45.9%; however, our ratio could decline in 2011 if we settle the $246.0 million forward equity offering during 2011, discussed further below. Our coverage ratio including our pro-rata share of our partnerships was 2.1 times at December 31, 2010 and 2009. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing high quality shopping centers, which in combination with a conservative capital structure should favorably impact our coverage ratio on a long-term basis.

Capital recycling involves identifying non-strategic assets from our real estate portfolio and selling those in the open market; and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to generate capital in excess of our current commitments, we intend to reduce our new investment activity accordingly.

Co-investment partnerships provide us with a reliable capital source for shopping center acquisitions, as well as, the opportunity to earn fees for asset management, property management, and other investing and financing services. As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, it provides a source of capital that further strengthens our balance sheet while we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy.

Our co-investment partnerships have significant levels of debt that mature through 2012 and are subject to significant borrowing risks if the capital markets again become unavailable as they were during the recession. While we have to date successfully refinanced our maturing loans, the U.S. economy although recovering, remains weak, and could hinder our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt. Currently, we believe that our joint venture partners have sufficient capital or access thereto for these future capital requirements. The impact to the Company or a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following table summarizes general information related to our shopping center portfolio, which we use to evaluate and monitor our performance:

	December 31, 2010	December 31, 2009
Number of Properties – Combined Basis (1)(4)	396	400
Number of Properties – Consolidated (2)(4)	215	216
Number of Properties – Unconsolidated (3)(4)	181	184
Properties in Development – Combined Basis (1)	26	40
Properties in Development – Consolidated (2)	25	39
Properties in Development – Unconsolidated (3)	1	1
Gross Leasable Area – Combined Basis (1)	45,076,652	44,971,962
Gross Leasable Area – Consolidated (2)	23,266,987	22,965,276
Gross Leasable Area – Unconsolidated (3)	21,809,665	22,006,686
% Leased – Combined Basis (1)(4)	92.6%	92.1%
% Leased – Consolidated Properties (2)(4)	91.6%	91.0%
% Leased – Unconsolidated Properties (3)(4)	93.6%	93.2%
% Leased – Operating Centers Only Combined Basis (1)	93.2%	93.2%
% Leased – Operating Centers Only Consolidated (2)	92.6%	93.2%
% Leased – Operating Centers Only Unconsolidated (3)	93.8%	93.3%

(1)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)
(2)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)

(3)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)
(4)	Includes Properties in Development

We seek to reduce our operating and leasing risks by diversifying our shopping center locations geographically, and through our tenant mix, as well as, owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at December 31, 2010:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	54	7.3%	4.4%
Publix	56	6.9%	4.4%
Safeway	59	5.9%	3.8%
Super Valu	29	3.2%	2.4%

(1)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(2)	GLA and annualized base rent include the Consolidated Properties plus Regency’s pro-rata share of the Unconsolidated Properties (“Regency Pro-rata”).

The following table summarizes leasing activity in square feet (“SF”) for the year ended December 31, 2010 for the Combined Properties and Regency Pro-rata GLA (in thousands):

	Combined Properties (1)	% of GLA	Regency Pro-rata (2)	% of GLA
Leasing Activity:
New leases signed	1,903	4.2%	1,357	4.5%
Existing leases renewed	3,776	8.4%	2,558	8.5%

Total leasing activity	5,679	12.6%	3,915	13.0%

Leases moved out	(1,862)	-4.1%	(1,313)	-4.4%

New leases less moveouts	41	0.1%	44	0.1%

Rental Rate Growth %	-2.7%		-1.8%

Leases expiring in 2011	3,408	7.6%	2,471	8.3%
Leases expiring in 2012	5,056	11.2%	3,544	11.8%
Leases expiring in 2013	4,248	9.4%	2,685	9.0%

(1)	Combined Properties includes Consolidated Properties and Unconsolidated Properties.
(2)	Regency Pro-rata includes Consolidated Properties and Regency’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and tenant receivables. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

As of December 31, 2010, 56 video rental stores occupied our shopping centers on a Combined Basis and represent $4.7 million of annual base rent on a pro-rata basis. Blockbuster Video, which filed for Chapter 11 bankruptcy protection on September 23, 2010, represents the majority of our video rental leases with 52 stores and annual base rent of $4.4 million or 1.0% of our annualized base rent including our pro-rata share of 20 stores in the Unconsolidated Properties. As of December 31, 2010, Blockbuster has rejected 14 leases. Blockbuster has also provided formal notice that five additional stores will close in early 2011 and those respective leases will be rejected upon closing. We expect additional store closures and lease rejections as their bankruptcy continues.

Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010 and closed all of its stores in our shopping centers. The base rent loss associated with these store closings was insignificant to our 2010 annual base rent on a pro-rata basis.

During 2010, Fili’s Enterprises, Inc. doing business as Daphne’s Café, along with Swoozie’s, Pearl Arts, Trade Secret, Jennifer Convertibles, Urban Brands, A&P, and Loehmann’s, also filed for Chapter 11 bankruptcy protection. Of these 19 leases, 11 have been assumed or assigned to a new entity and six have been rejected. The combined annual base rent on a pro-rata basis associated with these leases is insignificant to our annual base rent on a pro-rata basis.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have announced store closings or filed bankruptcy. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$141,208	193,862	219,169
Net cash (used in) provided by investing activities	(183,997)	45,729	(105,775)
Net cash used in financing activities	(34,228)	(161,647)	(110,529)

Net (decrease) increase in cash and cash equivalents	$(77,017)	77,944	2,865

On December 31, 2010 our cash balance was $22.5 million. We operate our business such that we expect net cash provided by operating activities, before settlements of derivative instruments, in combination with proceeds generated from sales of development properties and land will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. The following table summarizes these amounts for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Cash flow from operations	$141,208	193,862	219,169
Settlements of derivative instruments	63,435	19,953	—
Gains on sales of developments and land	699	6,050	36,107

Total	$205,342	219,865	255,276

Scheduled principal payments	$5,024	5,214	4,806
Capital expenditures to maintain shopping centers	12,238	10,072	11,176
Distributions to share and unit holders	149,117	159,670	199,528

Total	$166,379	174,956	215,510

Our dividend distribution policy is set by our Board of Directors and they continuously review our financial results. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable March 2, 2011 to stock and unit holders of record as of February 16, 2011. Our dividend has remained unchanged since May 2009. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

At December 31, 2010 commitments available to us under our Operating Partnership’s unsecured line of credit (the “Line”) and revolving credit facility totaled $713.8 million and our outstanding balance on the Line was $10.0 million. In February 2011, the $113.8 million revolving credit facility expired with no balance outstanding. The maturity date of the $600 million Line was extended one year to February 2012. We initiated discussions with our lenders to evaluate our Line requirements and we expect to complete and close on a new credit facility prior to the maturity date of the Line.

We currently estimate that we will require $455.8 million through 2013 primarily to repay $398.0 million of maturing debt (excluding scheduled principal payments), complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. Included in these capital requirements are $374.1 million of unsecured public debt, as further described below under Notes Payable, which we intend to repay at maturity from the proceeds of new unsecured issues of debt or equity. To the extent that issuing unsecured debt is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets available for secured mortgage financing whose proceeds could be used to repay the unsecured debt at maturity. When necessary, the Line is available to fund our capital needs. We will also receive estimated net proceeds of $217.8 million once we settle the 8.0 million common share forward equity offering (“Forward Equity Offering”), as further discussed below under Equity and Capital.

As part of our strategy, we will sell shopping centers that no longer meet our long-term investment criteria and invest those proceeds into higher quality shopping centers. During 2010, we sold three shopping centers for $36.3 million and reinvested the majority of the proceeds into two shopping centers with a combined purchase price of $82.0 million including the assumption of existing mortgage debt of $59.0 million.

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

On December 15, 2010, we acquired a shopping center for a purchase price of $64.0 million which included the assumption of $51.1 million in debt, recorded net of a $1.6 million debt premium. Acquired lease intangible assets and acquired lease intangible liabilities of $9.2 million and $1.5 million, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results are included in the consolidated financial statements from the date of acquisition.

At December 31, 2010 we had 26 development properties on a Combined Basis that were either under construction or in lease up, which when completed, will represent a net investment of $520.7 million after projected sales of adjacent land and out-parcels. This compares to 40 development properties at December 31, 2009 representing an investment of $820.7 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.7% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be $11.4 million.

At December 31, 2010, our joint ventures had $781.4 million of scheduled secured mortgage loans and credit lines maturing through 2013. On April 30, 2010 our joint venture with Global Retail Investors (“GRI”) prepaid, without penalty, $514.8 million of mortgage loans that would have matured in June and July 2010. Regency and GRI each contributed capital to the joint venture for their respective pro-rata share of the repayment. On June 2, 2010 our joint venture with GRI closed on $202.0 million of new ten year secured mortgage loans and distributed the proceeds to Regency and GRI in proportion to their ownership interests. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable. We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner’s partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner’s financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships including lines of credit as of December 31, 2010. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.8 million loan which contains guarantees from each partner limited to their respective interest.

On June 2, 2010 we issued $150.0 million of 6.0% ten-year senior unsecured notes, and the net proceeds were used to repay the balance of the Line at that point in time. On October 7, 2010 we issued $250.0 million of 4.80% ten-year senior unsecured notes, and used $110.0 million to repay the balance of the Line. On October 29, 2010 we completed a tender offer for outstanding debt by purchasing $11.8 million of 7.95% unsecured notes maturing in January 2011, and $57.6 million of 6.75% unsecured notes maturing in January 2012. The proceeds from the debt offering that remained after repayment of the Line and the completion of the tender offer were used to repay debts that matured in December 2010 and to fund other capital requirements.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At December 31, 2010, the Parent Company and the Operating Partnership each had existing shelf registration statements available for the issuance of new equity or debt securities.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including leasing, property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets, and dissolution of the joint ventures are subject to the approval of all partners.

Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a DIK upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a co-investment partnership containing these unilateral DIK rights (“DIK-JV”). During 2010 and 2009, we did not sell any properties to a DIK-JV.

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

At December 31, 2010, we had investments in real estate partnerships of $428.6 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Number of Joint Ventures	18	18
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	181	184
Combined Assets	$3,983,122	$4,185,181
Combined Liabilities	$2,262,476	$2,644,948
Combined Equity	$1,720,646	$1,540,233

Regency’s Share of (1):
Assets	$1,263,400	$998,960
Liabilities	$706,026	$623,884

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to recognizing our pro-rata share of net income or loss in each of these real estate partnerships, we receive market-based fees for asset management, property management, leasing, investment and financing services, which were $25.1 million, $29.1 million, and $31.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. We also received fees for specific transactions of $2.6 million, $7.8 million, and $23.7 million for the years ended December 31, 2010, 2009, and 2008, respectively, which are further described below.

Our investments in real estate partnerships as of December 31, 2010 and 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI—Regency, LLC (GRIR)(1)	40.00%	$277,235	154,350
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	63	351
Macquarie CountryWide-Regency-DESCO, LLC
(MCWR-DESCO)	16.35%	20,050	24,374
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	20,025	28,347
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,815	11,202
Cameron Village, LLC (Cameron)	30.00%	17,604	18,285
RegCal, LLC (RegCal)	25.00%	15,340	12,863
Regency Retail Partners, LP (the Fund)	20.00%	17,478	22,114
US Regency Retail I, LLC (USAA)	20.01%	3,941	5,111
Other investments in real estate partnerships	50.00%	47,041	49,215

Total		$428,592	326,212

(1)	At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25.00%.

Investments in real estate partnerships are reported net of deferred gains of $51.4 million and $52.0 million at December 31, 2010 and 2009, respectively. Cumulative deferred gains related to each co-investment partnership are described below.

We co-invest with GRI, a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which we have an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). Our investment in GRIR totals $277.2 million and represents 7.0% of our total assets at December 31, 2010.

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

On April 30, 2010, GRIR repaid $514.8 million of mortgage debt, without penalty, in order to minimize its future refinancing and interest rate risks. We contributed capital of $206.7 million to GRIR for our pro-rata share of the repayment, which we funded from the Line and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership interest in the real estate partnership to 60%. As a part of this transaction, we also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. We have retained asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten year secured mortgage loans and we received $79.6 million as our pro-rata share of the loan proceeds. On September 1, 2010, an additional $47.2 million of mortgage debt was repaid and we contributed our pro-rata share.

As of December 31, 2010, GRIR owned 83 shopping centers, had total assets of $2.1 billion and a net loss of $15.1 million for the year ended, primarily related to provisions for impairment of $12.3 million recorded on one property that sold during 2010 and $23.9 million on seven properties that are expected to sell during the next three years. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for any properties sold to GRIR on or after January 1, 2010. During 2010, we did not sell any properties to GRIR. Since the inception of GRIR (formerly MCWR II), we recognized gains of $2.3 million on partial sales and deferred gains of approximately $766,000. During 2010, GRIR sold three shopping centers for $59.5 million and recognized a gain of $5.4 million.

We co-invest with CHRR as the only other partner in two co-investment partnerships, one in which we have an ownership interest of 24.95% (“MCWR III”) and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the two co-investment partnerships with CHRR totals $20.1 million and represents less than 1% of our total assets at December 31, 2010. At December 31, 2010, the CHRR joint ventures had total assets of $430.4 million and a net loss of $5.3 million for the year ended.

As of December 31, 2010, MCWR III owned four shopping centers, had total assets of $63.6 million, and a net loss of approximately $433,000 for the year ended. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we will apply the Restricted Gain Method for additional properties sold to MCWR III on or after January 1, 2010. During 2010, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of December 31, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $366.8 million and recorded a net loss of $4.9 million for the year ended. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. In December 2010, the partners of MCWR-DESCO began negotiating the liquidation of the portfolio through DIK. If agreed to and executed by the partners, the liquidation could occur in 2011, whereby we would receive four shopping centers from MCWR-DESCO representing the distribution of our equity in the partnership on a pro-rata basis. As a result of the expected liquidation of the partnership, we reduced our investment in MCWR-DESCO to fair value and recorded a provision for impairment of $2.7 million at December 31, 2010 in the accompanying Consolidated Statements of Operations.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $47.4 million and represents 1.2% of our total assets at December 31, 2010. At December 31, 2010, the OPERF joint ventures had total assets of $686.2 million and net loss of $15.9 million for the year ended.

As of December 31, 2010, Columbia I owned 13 shopping centers, had total assets of $277.8 million and net loss of $14.9 million for the year ended, primarily related to a provision for impairment of $23.7 million on two properties it expects to sell in the next three years. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2010, we did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, we have recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million. During 2010, Columbia I sold one shopping center to a third party for $12.4 million and recognized a gain of $1.2 million.

As of December 31, 2010, Columbia II owned 16 shopping centers, had total assets of $302.4 million, and net loss of approximately $330,000 for the year ended, primarily related to a provision for impairment of approximately $857,000 on one property it expects to sell in the next three years. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2010, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of December 31, 2010, Cameron owned one shopping center, had total assets of $106.0 million, and a net loss of approximately $708,000 for the year ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. Our investment in the co-investment partnership with CalSTRS totals $15.3 million and represents less than 1% of our total assets at December 31, 2010. As of December 31, 2010, RegCal owned eight shopping centers, had total assets of $183.5 million, and net income of approximately $858,000 for the year ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2010, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for $12.9 million, net of assumed debt of $18.0 million, and we contributed $3.3 million for our proportionate share of the purchase price.

We co-invest with Regency Retail Partners (the “Fund”), a closed-end, finite life investment fund in which we have an ownership interest of 20%. Our investment in the Fund totals $17.5 million and represents less than 1% of our total assets at December 31, 2010. As of December 31, 2010, the Fund owned nine shopping centers, had total assets of $341.1 million, and recorded a net loss of $18.9 million for the year ended, primarily related to provisions for impairment of $18.1 million recorded on four properties that are expected to sell during the next three years. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2010, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

We co-invest with United Services Automobile Association (the “USAA partnership”) in which we have an ownership interest of 20.01%. Our investment in the USAA partnership totals $3.9 million and represents less than 1% of our total assets at December 31, 2010. As of December 31, 2010, the USAA partnership owned eight shopping centers, had total assets of $134.3 million, and recorded a net loss of approximately $441,000 for the year ended. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, we applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, we did not sell any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, we recognized gains of $19.4 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

We co-invest in another nine joint ventures that own seven shopping centers and land (“other investments in real estate partnerships”) in which we have an ownership interest of 50% in each venture. Each venture is also owned 50% by one of three partners, two partners of which are also the grocery anchor tenants in the seven shopping centers owned by the various ventures. Our investment in these other investments in real estate partnerships totals $47.0 million and represents 1.2% of our total assets at December 31, 2010. As of December 31, 2010, the other investments in real estate partnerships had total combined assets of $130.4 million, and recorded combined net income of $3.2 million for the year ended.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our Unsecured credit facilities as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes reserves for $2.9 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known. The table also excludes obligations related to construction or development contracts because payments are only due upon satisfactory performance under the contract.

The following table of Contractual Obligations summarizes our debt maturities including interest, (excluding recorded debt premiums or discounts that are not obligations), and our obligations under non-cancelable operating and ground leases as of December 31, 2010 including our pro-rata share of obligations within co-investment partnerships excluding interest (in thousands):

	Payments Due by Period
	2011	2012	2013	2014	2015	Beyond 5 years	Total
Notes Payable:
Regency (1)	$303,818	303,736	116,093	261,241	463,869	1,263,574	2,712,331
Regency’s share of JV (2)	185,651	98,977	14,567	24,346	72,614	265,959	662,114
Operating Leases:
Regency	4,695	4,390	4,267	3,562	3,535	4,709	25,158
Regency’s share of JV	—	—	—	—	—	—	—
Ground Leases:
Regency	3,346	3,357	3,354	3,361	3,151	103,958	120,527
Regency’s share of JV	264	264	265	265	258	9,946	11,262

Total	$497,774	410,724	138,546	292,775	543,427	1,648,146	3,531,392

(1)	Amounts include interest payments
(2)	Amounts exclude interest payments

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 9% of the secured debt of the Operating Partnership.

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2020. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.00% to 8.40% with a weighted average rate of 6.52%. As of December 31, 2010, we had two variable rate mortgage loans, one in the amount of $4.1 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $7.1 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011.

At December 31, 2010, 99.0% of our total debt had fixed interest rates, compared with 99.7% at December 31, 2009. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 1.0% of our total debt.

On June 2, 2010, we completed the sale of $150.0 million of 6.0% ten-year senior unsecured notes. The notes are due June 15, 2020. Interest on the notes will be payable semiannually on June 15th and December 15th of each year. The net proceeds were used to repay the balance of the Line.

On October 7, 2010 we completed the sale of $250.0 million of 4.80% ten-year senior unsecured notes. The notes are due April 15, 2021. Interest on the notes will be payable semiannually on April 15th and October 15th of each year. A portion of the net proceeds were used to repay the $110.0 million balance on the Line and to fund the debt tender offer discussed below.

On October 29, 2010 we completed a tender offer for outstanding debt by purchasing $11.8 million of 7.95% unsecured notes maturing in January 2011, and $57.6 million of 6.75% unsecured notes maturing in January 2012. We recognized a $4.2 million expense for the early extinguishment of this debt.

We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. The outstanding balance on the line was $10.0 million at December 31, 2010 and there was no outstanding balance at December 31, 2009. We initiated discussions with our lender to enter into a new Line commitment and term, and we expect to close on the new commitment prior to February 2012.

We had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. At December 31, 2010 and 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at December 31, 2010 or 2009, and we will not renew this facility.

The interest spread paid on the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2010, management believes we are in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

The fair value of our notes payable is estimated based on the current rates available to us for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used, the fair value of notes payable was $1.7 billion and $1.4 billion at December 31, 2010 and 2009, respectively.

Total outstanding debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$402,151	398,820
Variable rate mortgage loans	11,189	5,596
Fixed rate unsecured loans	1,671,129	1,481,964

Total notes payable	2,084,469	1,886,380
Unsecured credit facilities	10,000	—

Total	$2,094,469	1,886,380

As of December 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$4,957	7,665	181,691	194,313
2012	5,267	—	202,377	207,644
2013	5,151	16,341	—	21,492
2014	4,515	21,076	150,000	175,591
2015	3,075	46,312	350,000	399,387
Beyond 5 Years	5,716	292,535	800,000	1,098,251
Unamortized debt discounts, net	—	730	(2,939)	(2,209)

Total	$28,681	384,659	1,681,129	2,094,469

(1)	Includes unsecured public debt and unsecured credit facilities. The Line is included in 2012 maturities and matures in February 2012.

At December 31, 2010, our investments in real estate partnerships had notes payable of $2.1 billion maturing through 2028, of which 99.1% had weighted average fixed interest rates of 5.8%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 73 to 270 basis points. Our pro-rata share of these loans was $663.1 million. We and our partners have no guarantees related to these loans except for an $8.8 million loan related to our 50% ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. As of December 31, 2010, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2011	$4,275	466,470	8,759	479,504	185,651
2012	6,489	244,418	11,046	261,953	98,977
2013	7,530	32,447	—	39,977	14,567
2014	7,714	77,304	—	85,018	24,346
2015	7,493	299,978	—	307,471	72,614
Beyond 5 Years	41,658	897,535	—	939,193	265,959
Unamortized debt premiums, net	—	4,579	—	4,579	942

Total	$75,159	2,022,731	19,805	2,117,695	663,056

On April 30, 2010, GRIR prepaid $514.8 million of $562.0 million mortgage debt maturing in 2010, without penalty, in order to minimize its refinancing and interest rate risks. Regency and GRI each contributed their pro-rata share of the repayment as a capital contribution to GRIR. In June 2010, the joint venture executed 13 new mortgage loans representing $202.0 million with ten year terms and rates of 5.825%. The net proceeds were distributed to us and GRI in proportion to our ownership interests in GRIR. An additional $47.2 million of mortgage debt was repaid in September 2010, which also required pro-rata contributions from each joint venture partner.

GRIR recently locked the interest rate on $340.0 million of mortgage loan financings to be secured by 19 assets in the partnership to repay a portion of the partnership’s $430.4 million of secured debt maturing in 2011. The refinance includes a weighted average interest rate of 4.9% over a weighted average 11-year term and is interest-only for the first year. The closing is expected to occur in 2011 prior to the maturity dates of the loans. The GRIR partners intend to contribute their pro-rata share of the capital necessary to repay the balance of the 2011 maturities not repaid from the new loans.

Equity and Capital

We have issued common and preferred stock from the Parent Company and common and preferred units from the Operating Partnership to fund our capital commitments and to maintain a conservative capital structure as described below.

Equity of the Parent Company

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of December 31, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	4/3/2008
Series 4	5,000,000	125,000,000	7.25%	8/31/2009
Series 5	3,000,000	75,000,000	6.70%	8/2/2010

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million common shares at $30.75 per share in connection with forward sale agreements entered into with J.P. Morgan and Wells Fargo Securities, which will result in estimated future net proceeds of $217.8 million, net of issuance costs, once the agreements are settled. We expect to settle the agreements by March 2011 unless we enter into an extension with the forward purchasers. The offering included an over-allotment option of 1.2 million shares, which closed simultaneously with the execution of the forward sale agreements, and provided proceeds of $34.9 million to us during 2010. We intend to use the proceeds from the settlement of the forward sale agreements to repay debt maturing in 2011 and outstanding balances on our line of credit.

On April 24, 2009, we completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The net proceeds were used to repay the balance of the Line and general working capital purposes.

Noncontrolling Interests of Preferred Units

We have issued Preferred Units through the Operating Partnership in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock of the Parent Company after a specified date at an exchange rate of one share for one unit. The Preferred Units of the Operating Partnership and the related Preferred Stock of the Parent Company are not convertible into common stock of the Parent Company. At December 31, 2010 and 2009, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units are callable by the Parent Company beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of approximately $842,000.

Noncontrolling Interest of Exchangeable Operating Partnerships Units

As of December 31, 2010 and 2009, the Operating Partnership had 177,164 and 468,211 limited Partnership Units outstanding that were not owned by the Parent Company, representing less than 1% of the outstanding Partnership Units of the Operating Partnership. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock, which was $42.24 and $35.06 per share as of December 31, 2010 and 2009, respectively, an aggregate redemption value of $7.5 million and $16.4 million, respectively.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At December 31, 2010 and 2009, the noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. At December 31, 2010 and 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000. See above for further discussion.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of December 31, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,886,872 of the total 82,064,036 Partnership Units outstanding.

Limited Partners

The Operating Partnership had 177,164 and 468,211 limited Partnership Units outstanding as of December 31, 2010 and 2009, respectively.

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

Recognition of Gains from the Sales of Real Estate – Profits from sales of real estate are recognized under the full accrual method by us when a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; a receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property. We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest acquired by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold, and in the case of certain joint venture partnerships, we apply a more restrictive method of recognizing gains as discussed below. The gains and operations associated with properties sold to these joint venture partnerships are not classified as discontinued operations because we continue to partially own and manage these shopping centers. Certain DIK-JVs give either partner the unilateral right to elect to dissolve the joint venture partnership and, upon such an election, receive a distribution in-kind of the assets of the joint venture partnership equal to its respective ownership interests. We have concluded that these DIK dissolution provisions constitute in-substance call/put options, and represent a form of continuing involvement with respect to property that we sold to these joint venture partnerships, limiting our recognition of gain related to the partial sale. This more restrictive method of gain recognition, the Restricted Gain Method, considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, maximum gain deferral upon sale to a DIK-JV. We have applied the Restricted Gain Method to partial sales of property to joint venture partnerships that contain such unilateral DIK provisions.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At December 31, 2010 and 2009, we had capitalized pre-development costs of approximately $899,000 and $816,000, respectively, of which approximately $840,000 and $325,000, respectively, were refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the years ended December 31, 2010, 2009, and 2008, we expensed pre-development costs of approximately $520,000, $3.8 million, and $15.5 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2010, 2009, and 2008, we capitalized interest of $5.1 million, $19.1 million, and $36.5 million, respectively, on our development projects. We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the years ended December 31, 2010, 2009, and 2008, we capitalized $2.7 million, $6.5 million, and $27.8 million, respectively, of direct costs incurred to support our development program. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

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

Valuation of Real Estate Investments – Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. In addition, we perform an annual review to re-evaluate market-based capitalization rates, estimated holding periods, expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we determine that the carrying amount of a property is not recoverable, we write down the asset to fair value. For properties to be “held and used” for long term investment, to determine recoverability, we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If the estimated undiscounted cash flows used in the recoverability test are less than the long-lived asset’s carrying amount, management then determines the fair value of the long-lived asset and if the carrying amount of the long-lived asset exceeds its fair value, an impairment loss is recognized equal to the excess of carrying value over fair value. Fair value is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. For properties “held for sale”, we estimate current market resale values through appraisal less expected costs to sell. A loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized in the period in which the loss occurs. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of the investment. Fair value can fluctuate as a result of a number of factors, including changes in the general economy of those markets in which we operate, our estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to determine that the property is impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in income of real estate partnerships.

Discontinued Operations – The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. We classify an operating property or a property in development as held-for-sale when we determine that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow a contractual buyer a due diligence period to evaluate the property with the right to cancel the contract without any financial loss. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are likely to close within the requirements set forth above. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of our involvement and significance of cash flows the sale will have on a property after the sale. Any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued and their operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented.

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

Income Tax Status – The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Parent Company is required to meet certain income and asset tests on a periodic basis to ensure that it continues to qualify as a REIT. As a REIT, the Parent Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. projects. We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the years ended December 31, 2010, 2009, and 2008, we capitalized $2.7 million, $6.5 million, and $27.8 million, respectively, of direct costs incurred to support our development program. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

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

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010 and early application is not permitted. We have evaluated the adoption of this ASU and it has no effect on our results of operations or financial position, as we do not currently have any variable interests that we believe would require consolidation.

Results from Operations – 2010 vs. 2009

Comparison of the years ended December 31, 2010 to 2009:

At December 31, 2010, on a Combined Basis, we were operating or developing 396 shopping centers, as compared to 400 shopping centers at December 31, 2009. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or lease-up process and have not reached their initial full occupancy. A development property becomes an operating property at the earlier to occur of attaining 95% leased and rent paying or four years from the start of site work, regardless of the percentage leased. At December 31, 2010, on a Combined Basis, we had 26 development properties, as compared to 40 properties at December 31, 2009.

Our revenues decreased by $1.3 million or 0.3% to $486.8 million in 2010, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$347,122	344,709	2,413
Percentage rent	2,540	3,585	(1,045)
Recoveries from tenants and other income	107,744	101,490	6,254
Management, transaction, and other fees	29,400	38,289	(8,889)

Total revenues	$486,806	488,073	(1,267)

Generally, leased percentages were unchanged between 2010 and 2009; however, the percent leased of a development property may not reflect rent paying occupancy if a tenant’s space is under construction for a portion of the year and not yet rent paying. Therefore, increase in minimum rent was related primarily to tenants opening new stores in our development properties during 2010, or operating for a full 12 months during 2010, as compared to 2009. Declines in percentage rent were a result of the change in percentage rent lease terms due to the increase in minimum rent for certain leases, upon their renewal. The increase in recoveries from tenants and other income resulted from a significant increase in termination fees received during 2010 related to weak tenant operators negotiating an early end to their lease agreements, as well as, higher operating and real estate tax expenses. The decrease in management, transaction, and other fees relates primarily to a $7.8 million disposition fee we received from CHRR in 2009 equal to 1% of the gross sales price paid by GRI described below.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2010	2009	Change
Asset management fees	$6,695	9,671	(2,976)
Property management fees	15,599	15,031	568
Transaction fees	2,594	7,781	(5,187)
Leasing commissions and other fees	4,512	5,806	(1,294)

	$29,400	38,289	(8,889)

Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, decreased in 2010 due to an overall decline in commercial real estate values, but was also a result of the liquidation of a joint venture with Macquarie Countrywide that occurred in 2009, as well as, our increased ownership and revised agreements in the GRIR joint venture, which resulted in lower fees paid to us by our partner. Property management fees are based on net operating income and increased as a result of the increase in base rent. Transaction fees decreased primarily as a result of the $7.8 million disposition fee we received from CHRR in 2009. Leasing commissions decreased as a result of our increased ownership in the GRIR joint venture, which resulted in a reduction of fee recognized.

Our operating expenses increased by $4.5 million or 1.5% to $311.6 million in 2010. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Operating, maintenance and real estate taxes	$125,131	119,585	5,546
General and administrative	56,324	54,136	2,188
Depreciation and amortization	123,731	116,456	7,275
Provision for doubtful accounts	3,941	8,677	(4,736)
Other expenses	2,495	8,284	(5,789)

Total operating expenses	$311,622	307,138	4,484

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. The majority of these cost increases are recoverable from our tenants and included in our revenues. General and administrative expense increased $2.2 million as a result of higher levels of compensation earned in 2010 for higher levels of performance as compared to 2009. The provision for doubtful accounts decreased $4.7 million in 2010 as compared to 2009 directly related to significantly improved tenant collection rates and fewer tenant defaults; continued evidence of the recovering U.S. economy. The decrease in other expenses is due to a $1.3 million tax benefit incurred in 2010, as compared to tax expense of $1.8 million incurred in 2009, as well as a reduction in pre-development costs written off as a result of pursuing less new development activity during 2010.

The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on Unsecured credit facilities	$1,430	5,985	(4,555)
Interest on notes payable	125,788	123,778	2,010
Capitalized interest	(5,099)	(19,062)	13,963
Hedge interest	5,576	2,305	3,271
Interest income	(2,408)	(3,767)	1,359

	$125,287	109,239	16,048

Interest on Unsecured credit facilities decreased by $4.6 million as a result of lower outstanding balances during 2010 as compared to 2009. Capitalized interest decreased as a result of a reduced development activity as compared to 2009, and a higher level of shopping center completions during 2010.

During 2010, we sold eleven out-parcels for net proceeds of $11.8 million and recognized a gain of approximately $661,000, as compared to 2009 where we sold 18 out-parcels for net proceeds of $27.8 million and recognized a gain of approximately $219,000. During 2010, we recognized approximately $332,000 in contingent gains related to three properties sold to the USAA partnership during 2009. During 2009, we sold eight operating properties to the USAA partnership for net proceeds of $103.3 million and recognized gains of $19.1 million recorded under the Restricted Gain Method.

In 2010, we recorded a provision for impairment of $26.6 million, which was a decrease of $70.9 million from the impairment provision recorded in 2009. The impairment provision recorded in 2010 was a result of identifying properties that had been previously considered held for long term investment and determining that they no longer met our long term investment strategy. As a result of this re-evaluation, we changed our expected investment holding period and reduced our carrying value to estimated fair value. During 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During 2009, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the recession occurring during that period. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. Included in the impairment provision recorded during 2009 were operating properties that were subjected to the same investment criteria evaluation that we applied during 2010, and we accordingly reduced our carrying value on those properties to estimated fair value based upon a change in expected holding periods. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. All of the $26.6 million provision was recorded in continuing operations for the year ended December 31, 2010 and of the $104.4 million provision recorded during the year ended December 31, 2009, $6.9 million was reclassified into discontinued operations.

Our equity in loss of investments in real estate partnerships was $13.5 million less during 2010, as compared to 2009 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$—	1,207	(1,207)
GRI—Regency, LLC (GRIR) (2)	40.00%	(6,672)	(28,308)	21,636
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(108)	150	(258)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)	16.35%	(817)	(883)	66
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	(2,970)	914	(3,884)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	(69)	28	(97)
Cameron Village, LLC (Cameron)	30.00%	(221)	(436)	215
RegCal, LLC (RegCal)	25.00%	194	123	71
Regency Retail Partners, LP (the Fund)	20.00%	(3,565)	(464)	(3,101)
US Regency Retail I, LLC (USAA)	20.01%	(88)	(6)	(82)
Other investments in real estate partnerships	50.00%	1,432	1,302	130

Total		$(12,884)	(26,373)	13,489

(1)	At December 31, 2008, our ownership interest in MCWR I was 25%. The liquidation of MCWR I was complete December 31, 2009.
(2)	At December 31, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25%.

The change in our equity in loss of investments in real estate partnerships is primarily related to increasing our ownership interest in GRIR effective January 1, 2010 to 40% from our 24.95% ownership interest in 2009, combined with similar positive trends that we experienced in the Consolidated properties as they relate to increases in base rent, reductions in provisions for doubtful accounts, higher termination fees and lower provisions for impairment. During 2010, our pro-rata share of the impairment reserves recorded in the real estate partnerships was $23.0 million as compared to $26.1 million in 2009. During 2009, impairment provisions were primarily incurred and recorded by GRIR; however, during 2010, impairment provisions, which were significantly lower in GRIR and contributed to GRIR’s reduction in equity loss, were higher in Columbia I and the Fund, which contributed to the equity losses reported by these two partnerships in 2010.

Income from discontinued operations was $7.6 million for the year ended December 31, 2010 as compared to $6.2 million for the year ended December 31, 2009. Income from discontinued operations for the year ended December 31, 2010 includes the sale of two operating properties and one property in development for combined net proceeds of $34.9 million and gains of $7.6 million, net of taxes, and the operations of shopping centers sold or classified as held-for sale in 2010 and 2009. Income from discontinued operations for the year ended December 1, 2009 includes the sale of one operating property and four properties in development for combined net proceeds of $49.3 million and gains of $5.8 million and the operations of shopping centers sold or classified as held for sale in 2010 and 2009. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net loss attributable to common stockholders for the year ended December 31, 2010 was $7.7 million, an increase in net income of $48.7 million as compared with the net loss of $56.4 million for the year ended December 31, 2009. The higher net income was primarily related to a lower provision for impairment recorded during 2010 as compared to 2009, moderate improvement in our operating fundamentals impacting base rent, but partially offset by lower gains realized in 2010 on sales of operating properties, and higher interest expense. Our diluted net loss per share was $0.10 in 2010 as compared to diluted net loss per share of $0.74 in 2009.

Related to our Operating Partnership results, our net loss attributable to common unit holders for the year ended December 31, 2010 was $7.6 million, an increase in net income of $49.0 million as compared with the net loss of $56.6 million for the year ended December 31, 2009 for the same reasons stated above. Our diluted net loss per unit was $0.10 for the year ended December 31, 2010 as compared to net loss per unit of $0.74 for the year ended December 31, 2009.

Results from Operations – 2009 vs. 2008

Comparison of the years ended December 31, 2009 to 2008:

At December 31, 2009, on a Combined Basis, we were operating or developing 400 shopping centers, as compared to 440 shopping centers at December 31, 2008. The decrease in properties is related to the liquidation of the assets of MCWR I where the properties were distributed through a DIK to MCW and Regency, and in which we received six properties. At December 31, 2009, on a Combined Basis, we had 40 development properties, as compared to 45 properties at December 31, 2008.

Our revenues decreased by $6.9 million to $488.1 million in 2009, as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$344,709	333,659	11,050
Percentage rent	3,585	4,258	(673)
Recoveries from tenants and other income	101,490	100,985	505
Management, transaction, and other fees	38,289	56,032	(17,743)

Total revenues	$488,073	494,934	(6,861)

Our decline in revenues was related to a one-time transaction fee earned and recognized in 2008, which is more fully described in the fee table and discussion below. The increase in minimum rent related primarily to new properties distributed to us as part of the MCWR I DIK liquidation and new rent generated by the development properties.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2009	2008	Change
Asset management fees	$9,671	11,673	(2,002)
Property management fees	15,031	16,132	(1,101)
Transaction fees	7,781	25,155	(17,374)
Leasing commissions and other fees	5,806	3,072	2,734

	$38,289	56,032	(17,743)

Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, decreased in 2009 due to an overall decline in commercial real estate values, as well as, a reduction in the number of joint venture partnership properties we manage as a result of the DIK liquidation of MCWR I. Transaction fees decreased as a result of the $19.7 million Portfolio Incentive Return Fee earned and recognized in 2008, and not recurring in 2009.

Our operating expenses increased by $30.0 million or 10.8% to $307.1 million in 2009. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$119,585	107,487	12,098
General and administrative	54,136	49,495	4,641
Depreciation and amortization	116,456	104,159	12,297
Provision for doubtful accounts	8,677	1,130	7,547
Other expenses	8,284	14,824	(6,540)

Total operating expenses	$307,138	277,095	30,043

Increases in operating, maintenance, and real estate taxes along with depreciation and amortization expense were primarily related to six properties distributed to us as part of the MCWR I DIK liquidation during 2009 not included in the 2008 amounts, completed developments that commenced operations in 2009, and general increases in expenses incurred by the operating properties. General and administrative expense was 9.4% higher in 2009 primarily related to $7.5 million in severance and benefit payments associated with two reductions in force completed during 2009, offset by reduction in incentive compensation for not achieving targeted performance levels. During 2009, we increased the provision for doubtful accounts to reserve for past due amounts reflecting a significantly higher tenant default rate on rental payments as tenants struggled during the recession of 2009. The decrease in other expenses was due to a reduction in pre-development costs written off as a result of pursuing less new development activity.

The following table presents the change in interest expense (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$5,985	12,655	(6,670)
Interest on notes payable	123,778	120,029	3,749
Capitalized interest	(19,062)	(36,510)	17,448
Hedge interest	2,305	1,306	999
Interest income	(3,767)	(4,696)	929

	$109,239	92,784	16,455

Interest on Unsecured credit facilities decreased by $6.7 million as a result of lower average outstanding balances on our credit facilities in 2009 as compared to 2008. At December 31, 2009, the balance of our Line was zero, we had repaid the term loan portion of our unsecured Term Facility, and we completed a partial tender offer of outstanding unsecured debt. Interest on notes payable increased as a result of issuing $106.0 million secured mortgage loans in addition to four mortgage loans assumed as part of the MCWR I DIK liquidation. Capitalized interest decreased as in-process developments were completed during 2009 and new development activity declined.

During 2009, we sold 18 out-parcels for net proceeds of $27.8 million and recognized a gain of approximately $219,000, whereas during 2008, we sold 12 out-parcels for net proceeds of $38.2 million and recognized a gain of $5.3 million. During 2008, we also recognized a $1.2 million gain on two out-parcels originally deferred at the time of sale. During 2009, we also sold eight operating properties to the USAA partnership for net proceeds of $103.3 million and recognized gains of $19.1 million recorded under the Restricted Gain Method. During 2008, we sold four properties to several joint ventures for net proceeds of $110.5 million and recognized gains of $13.8 million recorded under the Restricted Gain Method.

During the year ended December 31, 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During 2009, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the continuation of the weak economy and reductions in consumer spending. As a result, we re-evaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value. Included in the impairment loss was a $10.2 million provision related to operating properties that became targeted for sale in the near future, which caused us to re-evaluate and reduce our expected holding periods for these assets and corresponding future cash flows. We also recorded a reserve of $465,000 on a note receivable in default. During the year ended December 31, 2008, we recorded a provision for impairment of $34.9 million of which $7.2 million related to land held for future development or sale, $20.6 million related to operating properties, $1.1 million related to a note receivable in default, and $6.0 related to our investment in real estate partnerships. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Of the $104.4 million provision recorded during the year ended December 31, 2009, $6.9 million was reclassified into discontinued operations, and of the $34.9 million provision recorded during the year ended December 31, 2008, $3.4 million was reclassified into discontinued operations.

Our equity in income (loss) of investments in real estate partnerships decreased by $31.7 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I) (1)	—	$1,207	488	719
Macquarie CountryWide Direct (MCWR I) (1)	—	—	697	(697)
GRI—Regency, LLC (GRIR) (2)	25.00%	(28,308)	(672)	(27,636)
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	150	203	(53)
Macquarie CountryWide-Regency-DESCO, LLC
(MCWR-DESCO)	16.35%	(883)	(823)	(60)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	914	2,105	(1,191)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	28	169	(141)
Cameron Village, LLC (Cameron)	30.00%	(436)	(65)	(371)
RegCal, LLC (RegCal)	25.00%	123	1,678	(1,555)
Regency Retail Partners, LP (the Fund)	20.00%	(464)	(233)	(231)
US Regency Retail I, LLC (USAA)	20.01%	(6)	—	(6)
Other investments in real estate partnerships	50.00%	1,302	1,745	(443)

Total		$(26,373)	5,292	(31,665)

(1)	At December 31, 2008, our ownership interest in MCWR I was 25%. The liquidation of MCWR I was complete December 31, 2009.

(2)	At December 31, 2008, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 24.95%.

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to a provision for impairment of $104.4 million recognized by GRIR associated with multiple shopping centers that became targeted for sale in the near future. Our pro-rata share of this provision for impairment was $26.1 million. Excluding the impairment, the declines in revenues or losses incurred by our co-investment partnerships were directly related to reductions in operating revenues as occupancy levels declined in 2009 and to increased allowances for doubtful accounts as they also experienced a significantly higher tenant default rate during a difficult economic environment.

Income from discontinued operations was $6.2 million for the year ended December 31, 2009 related to the operations of shopping centers sold or classified as held-for-sale in 2010, 2009, and 2008 whereas income from discontinued operations was $22.3 million for the year ended December 31, 2008. Income from discontinued operations for the year ended December 31, 2009 includes the sale of four properties in development for net proceeds of $29.8 million and gains of $5.6 million, one operating property which was sold for net proceeds of

$19.5 million and a gain of approximately $273,000, and the operations of shopping centers sold or classified as held-for-sale in 2010, 2009, and 2008. Income from discontinued operations for the year ended December 31, 2008 includes the sale of seven properties in development for net proceeds of $55.3 million and gains of $14.0 million, three operating properties which were sold for net proceeds of $30.9 million and gains of $3.5 million, and the operations of shopping centers sold or classified as held-for-sale in 2010, 2009, and 2008. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Related to our Parent Company’s results, our net loss attributable to common stockholders for the year ended December 31, 2009 was $56.4 million, a decrease of $172.9 million as compared with net income of $116.5 million for the year ended December 31, 2008. The decrease in net income was primarily related to the large provision for impairment recognized during 2009. Our diluted net loss per share was $0.74 in 2009 as compared to diluted net income per share of $1.66 in 2008.

Related to our Operating Partnership results, our net loss attributable to common unit holders for the year ended December 31, 2009 was $56.6 million, a decrease of $174.0 million as compared with net income of $117.4 million for the year ended December 31, 2008 for the same reasons stated above. Our diluted net loss per unit was $0.74 in 2009 as compared to net income per unit of $1.66 in 2008.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be $2.9 million and $3.2 million, all of which has been accrued as of December 31, 2010 and 2009, respectively. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation will eventually become a greater concern as the economy continues to recover from the recent recession. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

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

During 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. At inception, we designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $400.0 million of fixed rate financing that was expected to occur in 2010 and 2011. During 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. On June 1, 2010, we paid $26.8 million to partially settle $150.0 million of the remaining $290.7 million Swaps in place to hedge the $150.0 million ten-year senior unsecured notes issued on June 2, 2010. On September 30, 2010, we paid $36.7 million to settle the remaining $140.7 million of Swaps to hedge the $250.0 million ten-year senior unsecured notes issued on October 7, 2010. For the year ended December 31, 2010, we recognized income of $1.4 million for changes in hedge ineffectiveness attributable to revised inputs used in valuation models to estimate effectiveness.

We have $374.7 million of fixed rate debt maturing in 2011 and 2012 that has a weighted average fixed interest rate of 7.29%, which includes $374.1 million of unsecured long-term debt. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2010, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at December 31, 2010 and are subject to change on a monthly basis.

The table below incorporates only those exposures that exist as of December 31, 2010 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2011	2012	2013	2014	2015	Thereafter	Total	Value
Fixed rate debt	$187,049	197,440	21,288	172,074	399,387	1,098,251	2,075,489	1,657,995
Average interest rate for all fixed rate debt (1)	5.78%	5.67%	5.65%	5.72%	5.87%	5.87%	—	—
Variable rate LIBOR debt	$7,264	10,204	204	3,517	—	—	21,189	20,232
Average interest rate for all variable rate debt (1)	2.25%	5.80%	5.80%	—	—	—	—	—

(1)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.7 billion versus the face value of $2.1 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

Item 8.	Consolidated Financial Statements and Supplementary Data

Regency Centers Corporation and Regency Centers, L.P.

All other schedules are omitted because of the absence of conditions under which they are required, materiality or because information required therein is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three–year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 1, 2011

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regency Centers Corporation:

We have audited Regency Centers Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010 and the related financial statement schedule, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

March 1, 2011

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit Holders of Regency Centers, L.P. and

the Board of Directors and Stockholders of

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations, capital and comprehensive income (loss), and cash flows for each of the years in the three–year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

March 1, 2011

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit Holders of Regency Centers, L.P. and

    the Board of Directors and Stockholders of

    Regency Centers Corporation:

We have audited Regency Centers, L.P.’s (the Partnership’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010 and the related financial statement schedule, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

March 1, 2011

Jacksonville, Florida

Certified Public Accountants

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except share data)

	2010	2009
Assets

Real estate investments at cost (notes 2, 3, 4, and 14):
Land	$1,093,700	975,861
Buildings and improvements	2,284,522	2,017,843
Properties in development	610,932	920,427

	3,989,154	3,914,131
Less: accumulated depreciation	700,878	622,163

	3,288,276	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	428,592	326,212

Net real estate investments	3,716,868	3,637,827

Cash and cash equivalents	22,460	99,477
Accounts receivable, net of allowance for doubtful accounts of $4,819 and $6,567 at December 31, 2010 and 2009, respectively	36,600	40,871
Straight-line rent receivable, net of reserve of $1,396 and $1,899 at December 31, 2010 and 2009, respectively	45,241	39,292
Notes receivable (note 5)	35,931	37,753
Deferred costs, less accumulated amortization of $69,158 and $58,861 at December 31, 2010 and 2009, respectively	63,165	58,376
Acquired lease intangible assets, less accumulated amortization of $13,996 and $11,632 at December 31, 2010 and 2009, respectively (note 6)	18,219	10,007
Other assets	35,164	50,203

Total assets	$3,973,648	3,973,806

Liabilities and Equity

Liabilities:
Notes payable (note 8)	$2,084,469	1,886,380
Unsecured credit facilities (note 8)	10,000	—
Accounts payable and other liabilities	101,047	99,145
Derivative instruments, at fair value (note 9)	—	28,363
Acquired lease intangible liabilities, less accumulated accretion of $11,010 and $9,715 at December 31, 2010 and 2009, respectively (note 6)	6,682	5,896
Tenants’ security and escrow deposits	10,790	10,628

Total liabilities	2,212,988	2,030,412

Commitments and contingencies (notes 14 and 15)

Equity:
Stockholders' equity (notes 9, 11, 12, and 13):
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at December 31, 2010 and 2009 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 81,886,872 and 81,539,296 shares issued at December 31, 2010 and 2009, respectively	819	815
Additional paid in capital	2,038,006	2,022,670
Accumulated other comprehensive loss	(80,885)	(49,973)
Distributions in excess of net income	(531,505)	(373,345)

Total stockholders' equity	1,701,435	1,875,167

Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2010 and 2009	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $7,483 and $16,415 at December 31, 2010 and 2009, respectively (note 10)	(762)	7,321
Limited partners' interests in consolidated partnerships	10,829	11,748

Total noncontrolling interests	59,225	68,227

Total equity	1,760,660	1,943,394

Total liabilities and equity	$3,973,648	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)

	2010	2009	2008
Revenues:
Minimum rent (note 14)	$347,122	344,709	333,659
Percentage rent	2,540	3,585	4,258
Recoveries from tenants and other income	107,744	101,490	100,985
Management, transaction, and other fees	29,400	38,289	56,032

Total revenues	486,806	488,073	494,934

Operating expenses:
Depreciation and amortization	123,731	116,456	104,159
Operating and maintenance	70,375	65,887	58,961
General and administrative	56,324	54,136	49,495
Real estate taxes	54,756	53,698	48,526
Provision for doubtful accounts	3,941	8,677	1,130
Other expenses	2,495	8,284	14,824

Total operating expenses	311,622	307,138	277,095

Other expense (income):
Interest expense, net of interest income of $2,408, $3,767, and $4,696 in 2010, 2009, and 2008, respectively	125,287	109,239	92,784
Gain on sale of operating properties and properties in development	(993)	(19,357)	(20,346)
Provision for impairment	26,615	97,519	31,469
Early extinguishment of debt	4,243	2,784	—
Loss (gain) on derivative instruments (note 9)	(1,419)	3,294	—

Total other expense (income)	153,733	193,479	103,907

Income (loss) before equity in income (loss) of investments in real estate partnerships	21,451	(12,544)	113,932

Equity in income (loss) of investments in real estate partnerships (note 4)	(12,884)	(26,373)	5,292

Income (loss) from continuing operations	8,567	(38,917)	119,224

Discontinued operations, net (note 3):
Operating income	55	339	4,916
Gain on sale of operating properties and properties in development	7,577	5,835	17,381

Income from discontinued operations	7,632	6,174	22,297

Net income (loss)	16,199	(32,743)	141,521

Noncontrolling interests:
Preferred units	(3,725)	(3,725)	(3,725)
Exchangeable operating partnership units	(84)	216	(907)
Limited partners’ interests in consolidated partnerships	(376)	(452)	(701)

Net income attributable to noncontrolling interests	(4,185)	(3,961)	(5,333)

Net income (loss) attributable to controlling interests	12,014	(36,704)	136,188

Preferred stock dividends	(19,675)	(19,675)	(19,675)

Net income (loss) attributable to common stockholders	$(7,661)	(56,379)	116,513

Income (loss) per common share – basic (note 13):
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common stockholders	$(0.10)	(0.74)	1.66

Income (loss) per common share – diluted (note 13):
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common stockholders	$(0.10)	(0.74)	1.66

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity and Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders' Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$275,000	752	(111,414)	1,766,280	(18,622)	(68,935)	1,843,061	49,158	9,919	18,391	77,468	1,920,529
Comprehensive Income (note 9):
Net income	—	—	—	—	—	136,188	136,188	3,725	907	701	5,333	141,521
Amortization of loss on derivative instruments	—	—	—	—	1,297	—	1,297	—	9	—	9	1,306
Change in fair value of derivative instruments	—	—	—	—	(73,364)	—	(73,364)	—	(491)	—	(491)	(73,855)

Total comprehensive income							64,121				4,851	68,972
Restricted stock issued, net of amortization (note 12)	—	3	—	8,190	—	—	8,193	—	—	—	—	8,193
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,659)	—	—	(3,659)	—	—	—	—	(3,659)
Common stock issued for dividend reinvestment plan	—	1	—	4,473	—	—	4,474	—	—	—	—	4,474
Tax benefit for issuance of stock options	—	—	—	2,285	—	—	2,285	—	—	—	—	2,285
Common stock issued for partnership units exchanged	—	—	—	232	—	—	232	—	(232)	—	(232)	—
Reallocation of limited partners' interest	—	—	—	464	—	—	464	—	(464)	—	(464)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	3,157	3,157	3,157
Distributions to partners	—	—	—	—	—	—	—	—	—	(14,269)	(14,269)	(14,269)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.90 per share)	—	—	—	—	—	(202,635)	(202,635)	—	(1,365)	—	(1,365)	(204,000)

Balance at December 31, 2008	$275,000	756	(111,414)	1,778,265	(90,689)	(155,057)	1,696,861	49,158	8,283	7,980	65,421	1,762,282
Comprehensive Income (note 9):
Net income (loss)	—	—	—	—	—	(36,704)	(36,704)	3,725	(216)	452	3,961	(32,743)
Amortization of loss on derivative instruments	—	—	—	—	2,292	—	2,292	—	13	—	13	2,305
Change in fair value of derivative instruments	—	—	—	—	38,424	—	38,424	—	221	—	221	38,645

Total comprehensive income							4,012				4,195	8,207
Restricted stock issued, net of amortization (note 12)	—	2	—	5,961	—	—	5,963	—	—	—	—	5,963
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	343	—	—	343	—	—	—	—	343
Common stock issued for dividend reinvestment plan	—	1	—	3,222	—	—	3,223	—	—	—	—	3,223
Tax benefit for issuance of stock options	—	—	—	552	—	—	552	—	—	—	—	552

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity and Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders' Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock issued for stock offerings, net of issuance costs	—	112	—	345,685	—	—	345,797	—	—	—	—	345,797
Treasury stock cancellation	—	(56)	111,414	(111,358)	—	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	—	—	—	—	4,197	4,197	4,197
Distributions to partners	—	—	—	—	—	—	—	—	—	(881)	(881)	(881)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.11 per share)	—	—	—	—	—	(161,909)	(161,909)	—	(980)	—	(980)	(162,889)

Balance at December 31, 2009	$275,000	815	—	2,022,670	(49,973)	(373,345)	1,875,167	49,158	7,321	11,748	68,227	1,943,394
Comprehensive Income (note 9):
Net income	—	—	—	—	—	12,014	12,014	3,725	84	376	4,185	16,199
Amortization of loss on derivative instruments	—	—	—	—	5,563	—	5,563	—	12	—	12	5,575
Change in fair value of derivative instruments	—	—	—	—	(36,475)	—	(36,475)	—	(81)	—	(81)	(36,556)

Total comprehensive income (loss)							(18,898)				4,116	(14,782)
Restricted stock issued, net of amortization (note 12)	—	—	—	7,236	—	—	7,236	—	—	—	—	7,236
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,374)	—	—	(1,374)	—	—	—	—	(1,374)
Common stock issued for dividend reinvestment plan	—	1	—	1,847	—	—	1,848	—	—	—	—	1,848
Common stock issued for partnership units exchanged	—	3	—	7,627	—	—	7,630	—	(7,630)	—	(7,630)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	161	161	161
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,456)	(1,456)	(1,456)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(150,499)	(150,499)	—	(468)	—	(468)	(150,967)

Balance at December 31, 2010	$275,000	819	—	2,038,006	(80,885)	(531,505)	1,701,435	49,158	(762)	10,829	59,225	1,760,660

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$16,199	(32,743)	141,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,933	117,979	107,846
Amortization of deferred loan cost and debt premium	8,533	5,822	4,287
Amortization and (accretion) of above and below market lease intangibles, net	(1,161)	(1,867)	(2,376)
Stock-based compensation, net of capitalization	6,615	4,668	5,950
Equity in loss (income) of investments in real estate partnerships	12,884	26,373	(5,292)
Net gain on sale of properties	(8,648)	(25,192)	(37,843)
Provision for doubtful accounts	3,954	9,078	1,197
Provision for impairment	26,615	104,402	34,855
Early extinguishment of debt	4,243	2,784	—
Distribution of earnings from operations of investments in real estate partnerships	41,054	31,252	30,730
Settlement of derivative instruments	(63,435)	(19,953)	—
Loss (gain) on derivative instruments	(1,419)	3,294	—
Changes in assets and liabilities:
Accounts receivable	(1,297)	(2,995)	(6,621)
Straight-line rent receivables, net	(6,202)	(3,959)	(3,709)
Other receivables	—	19,700	(19,700)
Deferred leasing costs	(15,563)	(9,799)	(6,734)
Other assets	(4,681)	(16,493)	(12,839)
Accounts payable and other liabilities	(449)	(18,035)	(12,423)
Tenants' security and escrow deposits	33	(454)	320

Net cash provided by operating activities	141,208	193,862	219,169

Cash flows from investing activities:
Acquisition of operating real estate	(24,569)	—	—
Development of real estate including acquisition of land	(65,889)	(142,989)	(388,783)
Proceeds from sale of real estate investments	47,333	180,307	274,417
Collection of notes receivable	883	13,572	28,287
Investments in real estate partnerships	(231,847)	(28,709)	(48,619)
Distributions received from investments in real estate partnerships	90,092	23,548	28,923

Net cash (used in) provided by investing activities	(183,997)	45,729	(105,775)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	345,800	1,020
Distributions to limited partners in consolidated partnerships, net	(1,427)	(872)	(14,134)
Distributions to exchangeable operating partnership unit holders	(468)	(980)	(1,363)
Distributions to preferred unit holders	(3,725)	(3,725)	(3,725)
Dividends paid to common stockholders	(148,649)	(158,690)	(198,165)
Dividends paid to preferred stockholders	(19,675)	(19,675)	(19,675)
Repayment of fixed rate unsecured notes	(209,879)	(116,053)	—
Proceeds from issuance of fixed rate unsecured notes, net	398,599	—	—
Proceeds from unsecured credit facilities	250,000	135,000	89,667
Repayment of unsecured credit facilities	(240,000)	(432,667)	—
Proceeds from notes payable	6,068	106,992	62,500
Repayment of notes payable	(51,687)	(8,056)	(19,932)
Scheduled principal payments	(5,024)	(5,214)	(4,806)
Payment of loan costs	(4,361)	(1,195)	(1,916)
Payment of premium on tender offer	(4,000)	(2,312)	—

Net cash used in financing activities	(34,228)	(161,647)	(110,529)

Net (decrease) increase in cash and cash equivalents	(77,017)	77,944	2,865
Cash and cash equivalents at beginning of the year	99,477	21,533	18,668

Cash and cash equivalents at end of the year	$22,460	99,477	21,533

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,099, $19,062, and $36,510 in 2010, 2009, and 2008, respectively)	$127,591	112,730	94,632

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$7,630	—	232

Real estate received through distribution in kind	$—	100,717	—

Mortgage loans assumed through distribution in kind	$—	70,541	—

Mortgage loans assumed for the acquisition of operating real estate	$58,981	—	—

Real estate contributed for investments in real estate partnerships	$—	26,410	6,825

Notes receivable taken in connection with sales of properties in development	$—	11,413	16,294

Real estate received through foreclosure on notes receivable	$990	—	—

Change in fair value of derivative instruments	$28,363	55,328	(73,855)

Common stock issued for dividend reinvestment plan	$1,847	3,219	4,470

Stock-based compensation capitalized	$852	1,574	3,606

Contributions from limited partners in consolidated partnerships, net	$132	4,188	3,020

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except unit data)

	2010	2009
Assets
Real estate investments at cost (notes 2, 3, 4, and 14):
Land	$1,093,700	975,861
Buildings and improvements	2,284,522	2,017,843
Properties in development	610,932	920,427

	3,989,154	3,914,131
Less: accumulated depreciation	700,878	622,163

	3,288,276	3,291,968
Operating properties held for sale, net	—	19,647
Investments in real estate partnerships	428,592	326,212

Net real estate investments	3,716,868	3,637,827
Cash and cash equivalents	22,460	99,477
Accounts receivable, net of allowance for doubtful accounts of $4,819 and $6,567 at December 31, 2010 and 2009, respectively	36,600	40,871
Straight-line rent receivable, net of reserve of $1,396 and $1,899 at December 31, 2010 and 2009, respectively	45,241	39,292
Notes receivable (note 5)	35,931	37,753
Deferred costs, less accumulated amortization of $69,158 and $58,861 at December 31, 2010 and 2009, respectively	63,165	58,376
Acquired lease intangible assets, less accumulated amortization of $13,996 and $11,632 at December 31, 2010 and 2009, respectively (note 6)	18,219	10,007
Other assets	35,164	50,203

Total assets	$3,973,648	3,973,806

Liabilities and Capital
Liabilities:
Notes payable (note 8)	$2,084,469	1,886,380
Unsecured credit facilities (note 8)	10,000	—
Accounts payable and other liabilities	101,047	99,145
Derivative instruments, at fair value (note 9)	—	28,363
Acquired lease intangible liabilities, less accumulated accretion of $11,010 and $9,715 at December 31, 2010 and 2009, respectively (note 6)	6,682	5,896
Tenants' security and escrow deposits	10,790	10,628

Total liabilities	2,212,988	2,030,412

Commitments and contingencies (notes 14 and 15)
Capital:
Partners' capital (note 9, 11, 12, and 13):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2010 and 2009	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at December 31, 2010 and 2009, liquidation preference of $25 per unit	275,000	275,000
General partner; 81,886,872 and 81,539,296 units outstanding at December 31, 2010 and 2009, respectively	1,507,320	1,650,140
Limited partners; 177,164 and 468,211 units outstanding at December 31, 2010 and 2009, respectively	(762)	7,321
Accumulated other comprehensive loss	(80,885)	(49,973)

Total partners’ capital	1,749,831	1,931,646

Noncontrolling interests:
Limited partners' interests in consolidated partnerships	10,829	11,748

Total noncontrolling interests	10,829	11,748

Total capital	1,760,660	1,943,394

Total liabilities and capital	$3,973,648	3,973,806

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009, and 2008

(in thousands, except per unit data)

	2010	2009	2008
Revenues:
Minimum rent (note 14)	$347,122	344,709	333,659
Percentage rent	2,540	3,585	4,258
Recoveries from tenants and other income	107,744	101,490	100,985
Management, transaction, and other fees	29,400	38,289	56,032

Total revenues	486,806	488,073	494,934

Operating expenses:
Depreciation and amortization	123,731	116,456	104,159
Operating and maintenance	70,375	65,887	58,961
General and administrative	56,324	54,136	49,495
Real estate taxes	54,756	53,698	48,526
Provision for doubtful accounts	3,941	8,677	1,130
Other expenses	2,495	8,284	14,824

Total operating expenses	311,622	307,138	277,095

Other expense (income):
Interest expense, net of interest income of $2,408, $3,767, and $4,696 in 2010, 2009, and 2008, respectively	125,287	109,239	92,784
Gain on sale of operating properties and properties in development	(993)	(19,357)	(20,346)
Provision for impairment	26,615	97,519	31,469
Early extinguishment of debt	4,243	2,784	—
Loss (gain) on derivative instruments (note 9)	(1,419)	3,294	—

Total other expense (income)	153,733	193,479	103,907

Income (loss) before equity in income (loss) of investments in real estate partnerships	21,451	(12,544)	113,932
Equity in income (loss) of investments in real estate partnerships (note 4)	(12,884)	(26,373)	5,292

Income (loss) from continuing operations	8,567	(38,917)	119,224
Discontinued operations, net (note 3):
Operating income	55	339	4,916
Gain on sale of operating properties and properties in development	7,577	5,835	17,381

Income from discontinued operations	7,632	6,174	22,297

Net income (loss)	16,199	(32,743)	141,521
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(376)	(452)	(701)

Net income attributable to noncontrolling interests	(376)	(452)	(701)

Net income (loss) attributable to controlling interests	15,823	(33,195)	140,820
Preferred unit distributions	(23,400)	(23,400)	(23,400)

Net income (loss) attributable to common unit holders	$(7,577)	(56,595)	117,420

Income (loss) per common unit—basic (note 13):
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common unit holders	$(0.10)	(0.74)	1.66

Income (loss) per common unit—diluted (note 13):
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common unit holders	$(0.10)	(0.74)	1.66

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital and Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2007	$49,158	1,861,683	9,919	(18,622)	1,902,138	18,391	1,920,529
Comprehensive income (note 9):
Net income	3,725	136,188	907	—	140,820	701	141,521
Amortization of loss on derivative instruments	—	—	9	1,297	1,306	—	1,306
Change in fair value of derivative instruments	—	—	(491)	(73,364)	(73,855)	—	(73,855)

Total comprehensive income					68,271		68,972
Contributions from partners	—	—	—	—	—	3,157	3,157
Distributions to partners	—	(202,635)	(1,365)	—	(204,000)	(14,269)	(218,269)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	8,193	—	—	8,193	—	8,193
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	3,100	—	—	3,100	—	3,100
Common units exchanged for common stock of Parent Company	—	232	(232)	—	—	—	—
Reallocation of limited partners’ interest	—	464	(464)	—	—	—	—

Balance at December 31, 2008	$49,158	1,787,550	8,283	(90,689)	1,754,302	7,980	1,762,282
Comprehensive income (note 9):
Net income (loss)	3,725	(36,704)	(216)	—	(33,195)	452	(32,743)
Amortization of loss on derivative instruments	—	—	13	2,292	2,305	—	2,305
Change in fair value of derivative instruments	—	—	221	38,424	38,645	—	38,645

Total comprehensive income					7,755		8,207
Contributions from partners	—	—	—	—	—	4,197	4,197
Distributions to partners	—	(161,909)	(980)	—	(162,889)	(881)	(163,770)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	5,963	—	—	5,963	—	5,963
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	349,915	—	—	349,915	—	349,915

Balance at December 31, 2009	$49,158	1,925,140	7,321	(49,973)	1,931,646	11,748	1,943,394
Comprehensive income (note 9):
Net income	3,725	12,014	84	—	15,823	376	16,199
Amortization of loss on derivative instruments	—	—	12	5,563	5,575	—	5,575
Change in fair value of derivative instruments	—	—	(81)	(36,475)	(36,556)	—	(36,556)

Total comprehensive loss					(15,158)		(14,782)
Contributions from partners	—	—	—	—	—	161	161
Distributions to partners	—	(150,499)	(468)	—	(150,967)	(1,456)	(152,423)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted stock issued by Parent Company, net of amortization (note 12)	—	7,236	—	—	7,236	—	7,236
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	474	—	—	474	—	474
Common units exchanged for common stock of Parent Company	—	7,630	(7,630)	—	—	—	—

Balance at December 31, 2010	$49,158	1,782,320	(762)	(80,885)	1,749,831	10,829	1,760,660

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$16,199	(32,743)	141,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,933	117,979	107,846
Amortization of deferred loan cost and debt premium	8,533	5,822	4,287
Amortization and (accretion) of above and below market lease intangibles, net	(1,161)	(1,867)	(2,376)
Stock-based compensation, net of capitalization	6,615	4,668	5,950
Equity in loss (income) of investments in real estate partnerships	12,884	26,373	(5,292)
Net gain on sale of properties	(8,648)	(25,192)	(37,843)
Provision for doubtful accounts	3,954	9,078	1,197
Provision for impairment	26,615	104,402	34,855
Early extinguishment of debt	4,243	2,784	—
Distribution of earnings from operations of investments in real estate partnerships	41,054	31,252	30,730
Settlement of derivative instruments	(63,435)	(19,953)	—
Loss (gain) on derivative instruments	(1,419)	3,294	—
Changes in assets and liabilities:
Accounts receivable	(1,297)	(2,995)	(6,621)
Straight-line rent receivables, net	(6,202)	(3,959)	(3,709)
Other receivables	—	19,700	(19,700)
Deferred leasing costs	(15,563)	(9,799)	(6,734)
Other assets	(4,681)	(16,493)	(12,839)
Accounts payable and other liabilities	(449)	(18,035)	(12,423)
Tenants’ security and escrow deposits	33	(454)	320

Net cash provided by operating activities	141,208	193,862	219,169

Cash flows from investing activities:
Acquisition of operating real estate	(24,569)	—	—
Development of real estate including acquisition of land	(65,889)	(142,989)	(388,783)
Proceeds from sale of real estate investments	47,333	180,307	274,417
Collection of notes receivable	883	13,572	28,287
Investments in real estate partnerships	(231,847)	(28,709)	(48,619)
Distributions received from investments in real estate partnerships	90,092	23,548	28,923

Net cash (used in) provided by investing activities	(183,997)	45,729	(105,775)

Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	345,800	1,020
Distributions to limited partners in consolidated partnerships, net	(1,427)	(872)	(14,134)
Distributions to partners	(149,117)	(159,670)	(199,528)
Preferred unit distributions	(23,400)	(23,400)	(23,400)
Repayment of fixed rate unsecured notes	(209,879)	(116,053)	—
Proceeds from issuance of fixed rate unsecured notes, net	398,599	—	—
Proceeds from unsecured credit facilities	250,000	135,000	89,667
Repayment of unsecured credit facilities	(240,000)	(432,667)	—
Proceeds from notes payable	6,068	106,992	62,500
Repayment of notes payable	(51,687)	(8,056)	(19,932)
Scheduled principal payments	(5,024)	(5,214)	(4,806)
Payment of loan costs	(4,361)	(1,195)	(1,916)
Payment of premium on tender offer	(4,000)	(2,312)	—

Net cash used in financing activities	(34,228)	(161,647)	(110,529)

Net (decrease) increase in cash and cash equivalents	(77,017)	77,944	2,865
Cash and cash equivalents at beginning of the year	99,477	21,533	18,668

Cash and cash equivalents at end of the year	$22,460	99,477	21,533

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,099, $19,062, and $36,510 in 2010, 2009, and 2008, respectively)	$127,591	112,730	94,632

Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$7,630	—	232

Real estate received through distribution in kind	$—	100,717	—

Mortgage loans assumed through distribution in kind	$—	70,541	—

Mortgage loans assumed for the acquisition of operating real estate	$58,981	—	—

Real estate contributed for investments in real estate partnerships	$—	26,410	6,825

Notes receivable taken in connection with sales of properties in development	$—	11,413	16,294

Real estate received through foreclosure on notes receivable	$990	—	—

Change in fair value of derivative instruments	$28,363	55,328	(73,855)

Common stock issued by Parent Company for dividend reinvestment plan	$1,847	3,219	4,470

Stock-based compensation capitalized	$852	1,574	3,606

Contributions from limited partners in consolidated partnerships, net	$132	4,188	3,020

See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At December 31, 2010, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 215 retail shopping centers and held partial interests in an additional 181 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).

Estimates, Risks, and Uncertainties

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, accounts receivable, net, and derivative instruments. Although the U.S. economy is recovering from the recession of 2009, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions where to weaken.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At December 31, 2010, the Parent Company owned approximately 99.8% or 81,886,872 of the total 82,064,036 Partnership Units outstanding.

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

Investments in Real Estate Partnerships

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. Income or loss from these real estate partnerships, which includes all operating results (including impairments) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind, as discussed further below.

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

The Company evaluates the structure and the substance of its investments in the real estate partnerships to determine if they are variable interest entities. The Company has concluded that these partnership investments are not variable interest entities. Further, the joint venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Company, through the Operating Partnership, also became the managing member, responsible for the day-to-day operations of the real estate partnerships. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company evaluated its investment in each real estate partnership and concluded that the other partners have kick-out rights and/or substantive participating rights and, therefore, the Company has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation. Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

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

December 31, 2010

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that Limited partners’ interests in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners’ capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership.

(b)	Revenues

The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily related to straight-line rents, the ultimate collection of these amounts are associated with increased rents to be collected in future years which extend beyond one year. During the years ended December 31, 2010, 2009, and 2008, the Company recorded provisions for doubtful accounts of $4.0 million, $9.1 million, and $1.2 million respectively, of which approximately $13,000, $401,000, and $66,000 respectively, is included in discontinued operations.

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Tenant receivables	$19,314	$22,395
CAM and tax reimbursements	13,629	15,099
Other receivables	8,476	9,944
Less: allowance for doubtful accounts	(4,819)	(6,567)

Total	$36,600	$40,871

Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants’ share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

December 31, 2010

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

Profits from sales of real estate are recognized under the full accrual method by the Company when a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

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

As of December 31, 2010, six of the Company’s joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive with the Company choosing the next property that it will receive in liquidation. If the Company’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner’s capital account, on a fair value basis, has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

December 31, 2010

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

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no deferred gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company’s investment in the DIK-JV on the date of dissolution.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

The following table represents the components of properties in development as of December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Construction in process	$41,611	$127,376
Construction complete and in lease-up	459,231	673,052
Land held for future development	110,090	119,999

Total	$610,932	$920,427

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

The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At December 31, 2010 and 2009, the Company had capitalized pre-development costs of approximately $899,000 and $816,000, respectively, of which approximately $840,000 and $325,000, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2010, 2009, and 2008, the Company expensed pre-development costs of approximately $520,000, $3.8 million, and $15.5 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense.

Depreciation is computed using the straight-line method over estimated useful lives of approximately 40 years for buildings and improvements, the shorter of the useful life or the remaining lease term subject to a maximum of 10 years for tenant improvements, and three to seven years for furniture and equipment.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in- place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company’s existing relationships.

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

The Company reviews its real estate portfolio, including the properties owned through real estate partnerships, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, the Company performs an annual review to re-evaluate market-based capitalization rates, estimated holding periods, expected future operating income, trends and prospects, the effects of demand, competition and other factors. For properties to be “held and used” for long term investment, to determine recoverability, the Company estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If the estimated undiscounted cash flows used in the recoverability test are less than the long-lived asset’s carrying amount, management then determines the fair value of the long-lived asset and if the carrying amount of the long-lived asset exceeds its fair value, an impairment loss is recognized equal to the excess of carrying value over fair value. Fair value is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. For properties “held-for-sale”, the Company estimates current resale values through appraisal information and other market data, less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy for those markets in which the Company operates, the Company’s estimated holding period of the property, tenant credit quality, ongoing leasing activity, and demand for new retail stores. If as a result of a change in the Company’s strategy for a specific property which the Company owns directly or through real estate partnerships, a property previously classified as held and used is changed to held-for-sale, or if its estimated holding period changes, such change could cause the Company to determine that the property is impaired and a provision for impairment would be recorded either directly or through the Company’s equity in income (loss) of investments in real estate partnerships. During the years ended December 31, 2010, 2009, and 2008, the Company established a provision for impairment on consolidated properties of $23.9 million, $103.9 million, and $27.8 million, respectively, of which there was no impact to discontinued operations in 2010, and $6.9 million and $3.4 million were included in discontinued operations for 2009 and 2008, respectively. See Note 10 for further discussion.

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. To evaluate the Company’s investment in real estate partnerships, the Company calculates the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. As a result of this evaluation, the Company established a provision for impairment of $2.7 million on one investment in real estate partnership and $6.0 million on two investments in real estate partnerships for the years ended December 31, 2010 and 2008, respectively. No provision for impairment for investments in real estate partnerships was recorded during the year ended December 31, 2009.

(d)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2010 and 2009, $5.4 million and $3.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

(e)	Notes Receivable

The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment. No impairment was recorded during the year ended December 31, 2010, and approximately $465,000 and $1.1 million was recorded during the years ended December 31, 2009 and 2008, respectively. The Company estimates the collectibility of notes receivable taking into consideration the Company’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $52.9 million and $49.9 million at December 31, 2010 and 2009, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.2 million and $8.5 million at December 31, 2010 and 2009, respectively.

(g)	Derivative Financial Instruments

All derivative instruments, whether designated in hedging relationships or not, are recorded on the accompanying Consolidated Balance Sheets at their fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

December 31, 2010

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

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership’s taxable income or loss is reported by its partners, of which the Parent Company as general partner and approximately 99.8% owner, is allocated its pro-rata share of tax attributes.

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

December 31, 2010

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

The Company’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers, through acquisitions or new developments, which management believes will generate sustainable revenue growth and attractive returns. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to sell all or a portion of a development upon completion. The Company’s revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees for services provided to manage and lease retail shopping centers owned through joint ventures.

The Company’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company reviews operating and financial data for each property on an individual basis; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.

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

December 31, 2010

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Subtopic 820-10 and requires new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements for the level of disaggregation for each class of assets and liabilities and for the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this ASU on December 31, 2009.

In December 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 was issued to reflect the amendments from Statement 167 “Amendments to FASB Interpretation No. 46(R)” as a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 was effective January 1, 2010 and early application is not permitted. The Company has evaluated the adoption of this ASU and it has no effect on its results of operations or financial position, as it does not currently have any variable interests that it believes would require consolidation.

(o)	Reclassifications

Certain reclassifications have been made to the 2009 and 2008 amounts to conform to classifications adopted in 2010.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

2.	Real Estate Investments

On December 15, 2010, the Company acquired a shopping center for a purchase price of $64.0 million which included the assumption of $51.1 million in debt, recorded net of a $1.6 million debt premium. Acquired lease intangible assets and acquired lease intangible liabilities of $9.2 million and $1.5 million, respectively, were recorded for this acquisition. On September 1, 2010, the Company acquired a shopping center for a purchase price of $18.0 million which included the assumption of $7.9 million in debt. Acquired lease intangible assets and acquired lease intangible liabilities of $1.5 million and approximately $562,000, respectively, were recorded for this acquisition. The acquisitions were accounted for as purchase business combinations and the results are included in the consolidated financial statements from the date of acquisition. The Company did not have any acquisition activity, other than through its investments in real estate partnerships during 2009.

3.	Discontinued Operations

During the year ended December 31, 2010, the Company sold 100% of its ownership interest in two operating properties and one property in development for net proceeds of $34.9 million. During the year ended December 31, 2009, the Company sold 100% of its ownership interest in one operating property and four properties in development for proceeds of $73.0 million, net of notes receivable taken by the Company of $20.4 million of which $8.9 million was subsequently paid in full in May 2009. During the year ended December 31, 2008, the Company sold 100% of its ownership interest in three operating properties and seven properties in development for net proceeds of $86.2 million. The combined operating income and gain on the sale of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $759,000, $9.8 million, and $17.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS. Income tax benefit of approximately $166,000 and $2.1 million was allocated to operating income (loss) from discontinued operations at December 31, 2010 and 2009, respectively. There was no income tax benefit or expense allocated in 2008.

4.	Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships were $428.6 million and $326.2 million at December 31, 2010 and 2009, respectively. The Company’s carrying amount of these investments was $128.8 million and $48.9 million lower than the underlying equity in net assets at December 31, 2010 and 2009, respectively.

Investments in real estate partnerships are primarily composed of real estate partnerships where the Company invests with five co-investment partners and a close-ended real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $25.1 million, $29.1 million and $31.6 million and transaction fees of $2.6 million, $7.8 million and $23.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Investments in real estate partnerships as of December 31, 2010 and 2009 consist of the following (in thousands):

	Ownership	2010	2009
GRI - Regency, LLC (GRIR)(1)	40.00%	$277,235	154,350
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	63	351
Macquarie CountryWide-Regency-DESCO, LLC
(MCWR-DESCO)	16.35%	20,050	24,374
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	20,025	28,347
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,815	11,202
Cameron Village, LLC (Cameron)	30.00%	17,604	18,285
RegCal, LLC (RegCal)	25.00%	15,340	12,863
Regency Retail Partners, LP (the Fund)	20.00%	17,478	22,114
US Regency Retail I, LLC (USAA)	20.01%	3,941	5,111
Other investments in real estate partnerships	50.00%	47,041	49,215

Total		$428,592	326,212

(1)	At December 31, 2009, the Company’s ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25.00%.

Investments in real estate partnerships are reported net of deferred gains of $51.4 million and $52.0 million at December 31, 2010 and 2009, respectively. Cumulative deferred gains related to each real estate partnership are described below.

The Company co-invests with Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. in one real estate partnership in which the Company has an ownership interest of 40%. During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide – Regency II, LLC (“MCWR II”) to GRI – Regency, LLC (“GRIR”). The Company’s investment in GRIR totals $277.2 million and represents 7.0% of the Company’s total assets at December 31, 2010.

On July 17, 2009, the Company announced that Charter Hall Retail REIT (“CHRR”), formerly Macquarie CountryWide, had agreed to sell 60% of the partnership’s interest to GRI in two closings. The first closing was completed on July 31, 2009, with GRI purchasing a 45% ownership interest in the real estate partnership. As part of the closing, the Company acquired Macquarie-Regency Management, LLC’s (“US Manager”) 0.1% ownership of the real estate partnership. US Manager was owned 50/50 by the Company and an affiliate of Macquarie Bank Limited. The transaction increased the Company’s ownership to 25% from 24.95%. At the first closing, the Company received a disposition fee of $7.8 million from CHRR equal to 1% of the gross sales price paid by GRI.

As part of the original agreement with CHRR, the Company negotiated two separate options to acquire an additional 15% interest in the partnership at a 7.7% discount. In November 2009, the Company exercised its two options with the closing contingent upon obtaining lender consents. The Company funded the purchase price of $16.0 million on December 23, 2009, which was held in escrow and recorded in other assets in the accompanying Consolidated Balance Sheets at December 31, 2009. On March 30, 2010, the Company closed on both of its options increasing its ownership interest in the real estate partnership to 40%.

On April 30, 2010, GRIR prepaid $514.8 million of mortgage debt, without penalty, in order to minimize its future refinancing and interest rate risks. The Company contributed capital of $206.7 million to GRIR for its

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

pro-rata share of the repayment funded from its unsecured line of credit and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership in the real estate partnership to 60%. As a part of this second closing, the Company also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. The Company retained asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten year secured mortgage loans. The Company received $79.6 million as its pro-rata share of the proceeds. On September 1, 2010, an additional $47.2 million of mortgage debt was repaid, which also required pro-rata contributions from each joint venture partner.

As of December 31, 2010, GRIR owned 83 shopping centers, had total assets of $2.1 billion and a net loss of $15.1 million for the year ended, primarily related to the provision for impairment of $12.3 million on one property that sold in 2010 and $23.9 million on seven properties that it expects to sell in the next three years. The Company’s share of its total assets and net loss was $831.5 million and $6.7 million, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for additional properties sold to GRIR on or after January 1, 2010. During 2010, the Company did not sell any properties to GRIR. Since the inception of the real estate partnership in 2005, the Company has recognized gain of $2.3 million on partial sales to GRIR and deferred gains of approximately $766,000. During 2010, GRIR sold three shopping centers to third parties for $59.5 million and recognized a gain of $5.4 million.

The Company co-invests with CHRR in two real estate partnerships, one in which the Company has an ownership interest of 24.95% (“MCWR III”) and one in which the Company has an ownership interest of 16.35% (“MCWR-DESCO”). The Company’s investment with CHRR totals $20.1 million and represents less than 1% of the Company’s total assets at December 31, 2010. At December 31, 2010, these joint ventures had total assets of $430.4 million and a net loss of $5.3 million for the year ended.

As of December 31, 2010, MCWR III owned four shopping centers, had total assets of $63.6 million, and a net loss of approximately $433,000 for the year ended and the Company’s share of its total assets and net loss was $15.9 million and approximately $108,000, respectively. Effective January 1, 2010, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for properties sold to MCWR III on or after January 1, 2010. During 2010, the Company did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Company has recognized gain of $14.1 million on partial sales to MCWR III and deferred gains of $4.7 million.

As of December 31, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $366.8 million and recorded a net loss of $4.9 million for the year ended and the Company’s share of its total assets and net loss was $60.0 million and approximately $817,000, respectively. Since the inception of MCWR-DESCO in 2007, Regency has not sold any properties to MCWR-DESCO. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. In December 2010, the partners of MCWR-DESCO began negotiating the liquidation of the portfolio through DIK. If agreed to and executed by the partners, the liquidation could occur in 2011, whereby Regency would receive four shopping centers from MCWR-DESCO representing the distribution of its equity in the partnership on a pro-rata basis. As a result of the expected liquidation of the partnership, Regency reduced its investment in MCWR-DESCO to fair value and recorded a provision for impairment of $2.7 million at December 31, 2010 in the accompanying Consolidated Statements of Operations.

The Company co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three real estate partnerships, two of which the Company has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Company has an ownership interest of 30% (“Cameron”). The

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Company’s investment in these three real estate partnerships totals $47.4 million and represents 1.2% of the Company’s total assets at December 31, 2010. At December 31, 2010, the OPERF joint ventures had total assets of $686.2 million and a net loss of $15.9 million.

As of December 31, 2010, Columbia I owned 13 shopping centers, had total assets of $277.8 million, and net loss of $14.9 million for the year ended, primarily related to the provision for impairment of $23.7 million on two properties that it expects to sell in the next three years. The Company’s share of its total assets and net loss was $57.8 million and $3.0 million, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia I. During 2010, the Company did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Company has recognized gain of $2.0 million on partial sales to Columbia I and deferred gains of $4.3 million. During 2010, Columbia I sold one shopping center to a third party for $12.4 million and recognized a gain of $1.2 million.

As of December 31, 2010, Columbia II owned 16 shopping centers, had total assets of $302.4 million and net loss of approximately $330,000 for the year ended, primarily related to the provision for impairment of approximately $857,000 on one property it expects to sell in the next three years. The Company’s share of its total assets and net loss was $59.0 million and approximately $69,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to Columbia II. During 2010, the Company did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Company has recognized gain of $9.1 million on partial sales to Columbia II and deferred gains of $15.7 million.

As of December 31, 2010, Cameron owned one shopping center, had total assets of $106.0 million and a net loss of approximately $708,000 for the year ended and the Company’s share of its total assets and net loss was $31.9 million and approximately $221,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Company has not sold any properties to the real estate partnership.

The Company co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Company has a 25% ownership interest. As of December 31, 2010, RegCal owned eight shopping centers, had total assets of $183.5 million, and net income of approximately $858,000 for the year ended and the Company’s share of its total assets and net income was $45.9 million and approximately $194,000 respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to RegCal. During 2010, the Company did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Company has recognized gain of $10.1 million on partial sales to RegCal and deferred gains of $3.4 million. In March 2010, RegCal purchased one property from a third party for a sales price of $12.9 million, net of assumed debt of $18.0 million, and the Company contributed $3.3 million for its proportionate share of the purchase price.

The Company co-invests with Regency Retail Partners (the “Fund”), a closed-end, finite life investment fund in which the Company has an ownership interest of 20%. As of December 31, 2010, the Fund owned nine shopping centers, had total assets of $341.1 million, and recorded a net loss of $18.9 million for the year ended, primarily related to provisions for impairment of $18.1 million recorded on four properties that are expected to sell in the next three years, and the Company’s share of its total assets and net loss was $68.1 million and $3.6 million, respectively. The partnership agreement does not contain any DIK provisions that would require the Company to apply the Restricted Gain Method. During 2010, the

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Company did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Company has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

The Company co-invests with United Services Automobile Association (the “USAA partnership”) in which the Company has an ownership interest of 20.01%. As of December 31, 2010, the USAA partnership owned eight shopping centers, had total assets of $134.3 million and recorded a net loss of approximately $441,000 for the year ended and the Company’s share of its total assets and net loss was $26.9 million and approximately $88,000, respectively. The partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to the USAA partnership. During 2010, the Company did not sell any properties to the USAA partnership. Since the inception of the USAA partnership in 2009, the Company has recognized gains of $19.4 million on partial sales to the USAA partnership and deferred gains of $8.0 million.

The Company co-invests in another nine joint ventures that own seven shopping centers and land (“other investments in real estate partnerships”) in which the Company has an ownership interest of 50% in each venture. Each venture is also owned 50% by one of three partners, two partners of which are also the grocery anchor tenants in the seven shopping centers owned by the various ventures. The Company’s investment in these other investments in real estate partnerships totals $47.0 million and represents 1.2% of the Company’s total assets at December 31, 2010. As of December 31, 2010, the other investments in real estate partnerships had total combined assets of $130.4 million, and recorded combined net income of $3.2 million for the year ended and the Company’s share of these combined total assets and combined net income was $66.5 million and $1.4 million, respectively.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	December 31, 2010	December 31, 2009
Investment in real estate, net	$3,686,565	3,900,277
Acquired lease intangible assets, net	120,163	147,151
Other assets	176,394	137,753

Total assets	$3,983,122	4,185,181

Notes payable	$2,117,695	2,477,928
Acquired lease intangible liabilities, net	75,551	87,009
Other liabilities	69,230	80,011
Capital - Regency	557,374	375,076
Capital - Third parties	1,163,272	1,165,157

Total liabilities and capital	$3,983,122	4,185,181

Investments in real estate partnerships had notes payable of $2.1 billion and $2.5 billion as of December 31, 2010 and 2009, respectively, and the Company’s proportionate share of these loans was $663.1 million and $585.5 million, respectively. The Company does not guarantee these loans with the exception of an $8.8 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

As of December 31, 2010, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2011	$4,275	466,470	8,759	479,504	185,651
2012	6,489	244,418	11,046	261,953	98,977
2013	7,530	32,447	—	39,977	14,567
2014	7,714	77,304	—	85,018	24,346
2015	7,493	299,978	—	307,471	72,614
Beyond 5 Years	41,658	897,535	—	939,193	265,959
Unamortized debt premiums, net	—	4,579	—	4,579	942

Total	$75,159	2,022,731	19,805	2,117,695	663,056

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Total revenues	$437,029	434,050	491,246

Operating expenses:
Depreciation and amortization	155,146	160,484	182,844
Operating and maintenance	67,541	63,855	70,158
General and administrative	7,383	8,247	8,860
Real estate taxes	55,926	59,339	63,393
Provision for doubtful accounts	2,951	10,062	2,765
Other expenses	715	2,098	658

Total operating expenses	289,662	304,085	328,678

Other expense (income):
Interest expense, net	129,581	137,794	146,765
Gain on sale of real estate	(8,976)	(6,141)	(14,461)
Provision for impairment	78,908	104,416	—
Other income	(383)	72	139

Total other expense	199,130	236,141	132,443

Net income (loss)	$(51,763)	(106,176)	30,125

Regency’s share of net income (loss)	$(12,884)	(26,373)	5,292

5.	Notes Receivable

The Company had notes receivable outstanding of $35.9 million and $37.8 million at December 31, 2010 and 2009, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 9.0% with maturity dates through January 2019 and are secured by property held as collateral. There was no provision for impairment recorded for notes receivable during 2010. During the years ended December 31, 2009 and 2008, impairment losses of approximately $465,000 related to an $879,000 note receivable and $1.1 million related to a $3.6 million note receivable, respectively, were recorded in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2009, and 2008, the Company recorded approximately $50,000 and $417,000 in interest income related to these impaired loans of which $296,000 was recognized on a cash basis during the year ended December 31, 2008.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $18.2 million and $10.0 million at December 31, 2010 and 2009, respectively, of which $15.7 million and $9.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 7.9 years. The aggregate amortization expense recorded for these in-place leases was $2.3 million, $2.7 million, and $4.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company had above-market lease intangible assets, net of amortization, of approximately $974,000 and $341,000 at December 31, 2010 and 2009, respectively. The remaining weighted average amortization period was 6.0 years. The aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $108,000, $102,000 and $113,000 for the years ended December 31, 2010, 2009, and 2008, respectively. In 2010, the Company acquired an above-market ground rent lease intangible asset in the amount of $1.6 million with a remaining life of 91 years. There were no above-market ground rent lease intangible assets recorded as of December 31, 2009.

The Company had acquired lease intangible liabilities, net of accretion, of $6.7 million and $5.9 million as of December 31, 2010 and 2009, respectively. The remaining weighted average accretion period is 8.4 years. The aggregate amount recorded as an increase to minimum rent for these below-market rents was $1.3 million, $1.9 million, and $2.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent, net
2011	$2,715	859
2012	2,233	793
2013	1,907	715
2014	1,585	530
2015	1,319	474

7.	Income Taxes

The net book basis of the Company’s real estate assets exceeds the tax basis by $40.2 million and $78.7 million at December 31, 2010 and 2009, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of dividends paid during the respective years:

	2010	2009	2008
Dividend per share	$1.85	2.11	2.90
Ordinary income	40%	54%	73%
Capital gain	2%	14%	22%
Return of capital	58%	32%	5%

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Income tax (benefit) expense:
Current	$(639)	4,692	88
Deferred	(860)	(4,894)	(1,688)

Total income tax benefit	$(1,499)	(202)	(1,600)

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Income tax expense (benefit) from:
Continuing operations	$(1,333)	1,883	(1,600)
Discontinued operations	(166)	(2,085)	—

Total income tax benefit	$(1,499)	(202)	(1,600)

Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG for the years ended December 31, 2010, 2009, and 2008, respectively as follows (in thousands):

	2010	2009	2008
Computed expected tax benefit	$(3,368)	(4,791)	(2,324)
Increase in income tax resulting from state taxes	(392)	(558)	(197)
Provision for valuation allowance	286	4,755	—
Straight-line rent and all other items	1,975	392	921

Total income tax benefit	$(1,499)	(202)	(1,600)

All other items principally represent the tax effect of gains associated with the sale of properties to joint ventures. Included in the income tax expense (benefit) disclosed above, the Company has approximately $600,000 of state income tax expense at the Operating Partnership for the Texas Gross Margin Tax recorded in other expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008.

The following table represents the Company’s net deferred tax assets as of December 31, 2010 and 2009 recorded in other assets in the accompanying Consolidated Balance Sheets (in thousands):

	2010	2009
Deferred tax assets	$23,189	19,802
Deferred tax liabilities	(1,999)	(1,057)
Provision for valuation allowance	(5,041)	(4,755)

Total	$16,149	13,990

During 2010, a valuation allowance of approximately $286,000 was established representing 100% of the charitable contribution carryforward. During 2009, a valuation allowance of $4.8 million was established representing 100% of the disallowed interest, under Section 163(j) of the Code. In both cases, it was

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

determined to be more likely than not that the asset would not be realized. Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income or loss between U.S. GAAP and tax basis of accounting. Excluding the provision for valuation allowance, significant portions of the deferred tax assets and deferred tax liabilities include a $5.1 million deferred tax asset for capitalized costs under Section 263A of the Code, a $9.0 million deferred tax asset related to the provision for impairment, a $2.7 million deferred tax asset related to a net operating loss (“NOL”) carryforward and a $1.7 million deferred tax liability related to straight line rents. Our estimated Federal NOL generated in 2010 is $7.6 million of which we carryback two years and forward 20 years. We intend to carryback approximately $527,000 to 2009 and the balance forward, expiring in 2030. We assessed the components of the net deferred tax asset balance at year end, excluding the items for which a valuation allowance was provided, and determined that it is more likely than not that the assets will be utilized.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740. Under FASB ASC Topic 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2007 and forward for the Company and federal returns are open from 2008 and forward for the TRS.

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of RRG’s U.S. income tax returns for 2006 and 2007 which was completed in June 2009. No adjustments were made.

8.	Notes Payable and Unsecured Credit Facilities

The Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt and less than 9% of the secured debt of the Operating Partnership.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2020, whereas, interest on unsecured public debt is payable semi-annually and the debt mature over various terms through 2021. Fixed interest rates on mortgage loans range from 5.00% to 8.40% with a weighted average rate of 6.52%. As of December 31, 2010, the Company had two variable rate mortgage loans, one in the amount of $4.1 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $7.1 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. During the year ended December 31, 2010, $6.1 million was funded from the construction loan for a development project.

On June 2, 2010, RCLP completed the sale of $150.0 million of 6.0% ten-year senior unsecured notes. The notes are due June 15, 2020. Interest on the notes will be payable semi-annually on June 15th and December 15th of each year. The net proceeds were used to repay the balance of the unsecured line of credit.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

On October 7, 2010, RCLP completed the sale of $250.0 million of 4.80% ten-year senior unsecured notes. The notes are due April 15, 2021. Interest on the notes will be payable semiannually on April 15th and October 15th of each year. A portion of the net proceeds were used to repay the $110.0 million balance of the unsecured line of credit and to fund the debt tender offer discussed below.

On October 29, 2010, RCLP completed a tender offer for outstanding debt by purchasing $11.8 million of its $173.5 million 7.95% unsecured notes maturing in January 2011, and $57.6 million of its $250.0 million 6.75% unsecured notes maturing in January 2012 (collectively, the “Notes”). The total consideration paid for the Notes was $74.8 million or $1,066.25 per $1,000 in principal amount of the 6.75% Notes and $1,015.50 per $1,000 in principal amount of the 7.95% Notes, plus accrued and unpaid interest. The Company recognized a $4.2 million expense for the early extinguishment of this debt.

Unsecured Credit Facilities

The Company has a $600.0 million line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. The balance on the Line was $10.0 million at December 31, 2010 and there was no balance outstanding at December 31, 2009. The Company initiated discussions with its lender to enter into a new Line commitment and term, and expects to close on a new commitment prior to February 2012.

The Company had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. At December 31, 2010 and 2009, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at December 31, 2010 or 2009 and the Company did not renew this facility.

Including both the Line commitment and the revolving credit facility (collectively, “Unsecured credit facilities”), the Company has $703.8 million of total availability as of December 31, 2010 and the spread paid is dependent upon the Company maintaining specific investment-grade ratings. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2010, management of the Company believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used to finance the acquisition and development of real estate and for general working-capital purposes.

The Company’s outstanding debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Notes payable:
Fixed rate mortgage loans	$402,151	398,820
Variable rate mortgage loans	11,189	5,596
Fixed rate unsecured loans	1,671,129	1,481,964

Total notes payable	2,084,469	1,886,380
Unsecured credit facilities	10,000	—

Total	$2,094,469	1,886,380

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

As of December 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$4,957	7,665	181,691	194,313
2012	5,267	—	202,377	207,644
2013	5,151	16,341	—	21,492
2014	4,515	21,076	150,000	175,591
2015	3,075	46,312	350,000	399,387
Beyond 5 Years	5,716	292,535	800,000	1,098,251
Unamortized debt discounts, net	—	730	(2,939)	(2,209)

Total	$28,681	384,659	1,681,129	2,094,469

(1)	Includes unsecured public debt and unsecured credit facilities. The Line is included in 2012 maturities and matures in February 2012.

9.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as gain or loss on derivative instruments. During the years ended December 31, 2010 and 2009, the Company recognized a gain of $1.4 million and loss of $3.3 million, respectively, for changes in hedge ineffectiveness attributable to revised inputs used in the valuation models to estimate effectiveness. There was no hedge ineffectiveness recognized for the year ended December 31, 2008.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

On October 7, 2010, the Company paid $36.7 million to settle the remaining $140.7 million of interest rate swaps then outstanding. On October 7, 2010, the Company closed on $250.0 million of 4.80% ten-year senior unsecured notes The Company began amortizing the $36.7 million loss realized from the swap settlement in October 2010 over a ten year period; therefore, the effective interest rate on these notes is 6.26%.

On June 1, 2010, the Company paid $26.8 million to settle and partially settle $150.0 million of its interest rate swaps then outstanding of $290.7 million. On June 2, 2010 the Company also closed on $150.0 million of ten-year senior unsecured notes with an interest rate of 6.00%. The Company began amortizing the $26.8 million loss realized from the swap settlement in June 2010 over a ten year period; therefore, the effective interest rate on these notes is 7.67%.

Realized gains and losses associated with the settled interest rate swaps have been included in accumulated other comprehensive loss in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership and are amortized as the corresponding hedged interest payments are made in future periods.

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	December 31,				December 31,				December 31,
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest rate products	$(36,556)	38,645	(73,855)	Interest expense	$(5,575)	(2,305)	(1,306)	Gain (loss) on derivative instruments	$1,419	(3,294)	—

The unamortized balance of the settled interest rate swaps at December 31, 2010 and 2009 was $81.5 million and $25.4 million, respectively, of which the Company expects to amortize $9.5 million over 2011.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2010 and 2009 (in thousands):

Liability Derivatives
2010		2009
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$—	Derivative instruments	$(28,363)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

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

As of December 31, 2010, there were no liabilities measured at fair value on a recurring basis.

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

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the years ended December 31, 2010 and 2009, the Company established provisions for impairment of long-lived assets as follows (in thousands):

	2010	2009
Land held for future development or sale	$2,177	93,710
Operating and development properties	21,688	10,227

Total	$23,865	103,937

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

The triggering event that led to the impairment charges during 2010 was primarily due to a change in the expected investment holding period for certain properties. As a result, the Company evaluated the current fair value of said properties and recorded an impairment loss during 2010. Additional impairments may be necessary in the future, in the event that market conditions change and impact the factors used to estimate fair value, the Company reduces the holding period on properties held and used, or it decides to classify properties as held for sale where they were previously classified as held and used. See Note 1(c) for a discussion of the inputs used in determining the fair value of long-lived assets. The Company has determined that the inputs used to value its long-lived assets fall within Level 3 of the fair value hierarchy.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded a provision for impairment during 2010. The assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value Measurements Using:
Assets	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Long-lived assets held and used:
Land held for future development or sale	$5,638	—	—	5,638	(2,177)
Operating and development properties	93,510	—	—	93,510	(21,688)
Investment in real estate partnerships	20,050	—	—	20,050	(2,750)

Total	$119,198	—	—	119,198	(26,615)

Notes Payable

The fair value of the Company’s notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $1.7 billion and $1.4 billion at December 31, 2010 and 2009, respectively.

Noncontrolling Interests of the Parent Company and Partners’ Capital

The Operating Partnership had 177,164 and 468,211 limited Partnership Units outstanding as of December 31, 2010 and 2009, respectively. The limited Partnership Units are exchangeable for the Parent Company’s common stock. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company’s common stock and is used to calculate the fair value measurement. Therefore, the fair value measurements fall within Level 1 of the fair value hierarchy. The Parent Company’s closing common stock price was $42.24 and $35.06 per share as of December 31, 2010 and 2009, respectively, and the aggregate redemption value of the limited Partnership Units was $7.5 million and $16.4 million, respectively.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Noncontrolling Interests of the Parent Company and the Operating Partnership

At December 31, 2010, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was $9.3 million and $9.1 million at December 31, 2010 and 2009, respectively, and is generally determined by applying a market-based capitalization rate to net operating income. Each of the inputs used in calculating these fair value measurements fall within Level 3 of the fair value hierarchy. Their related carrying value was $6.8 million and $6.6 million as of December 31, 2010 and 2009, respectively, which is included within noncontrolling interests of Limited partners’ interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Equity and Capital

Equity of the Parent Company

Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of preferred stock outstanding as of December 31, 2010 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	4/3/2008
Series 4	5,000,000	125,000,000	7.25%	8/31/2009
Series 5	3,000,000	75,000,000	6.70%	8/2/2010

	11,000,000	$275,000,000

Common Stock

On December 9, 2009, the Parent Company completed a public offering of 8.0 million shares of common stock at $30.75 per share in connection with forward sale agreements entered into with J.P Morgan and Wells Fargo Securities, which will result in estimated future net proceeds of $217.8 million, net of issuance costs, once the agreements are settled by March 2011, unless the Company and the forward purchasers agree to extend the settlement date. This offering included an over-allotment option of 1.2 million shares which closed simultaneously with the offering and provided the Company with net proceeds of $34.9 million during 2010. The Company intends to use the proceeds it receives upon settlement of the forward sale agreements to repay debt maturing in 2011 and outstanding balances on its line of credit.

On April 24, 2009, the Parent Company completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The net proceeds were used to repay the balance of the Line and general working capital purposes.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Noncontrolling Interest of Preferred Units

At December 31, 2010 and 2009, the face value of the Series D preferred units was $50.0 million with a fixed distribution rate of 7.45% which are recorded in the accompanying Consolidated Balance Sheets, net of original issuance costs of approximately $842,000.

Terms and conditions for the Series D preferred units outstanding as of December 31, 2010 and 2009 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	9/29/2009	1/1/2014

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

Noncontrolling Interest of Exchangeable Operating Partnership Units

The Operating Partnership had 177,164 and 468,211 limited Partnership Units not owned by the Parent Company outstanding as of December 31, 2010 and 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At December 31, 2010 and 2009, the Company’s noncontrolling interest in these consolidated partnerships was $10.8 million and $11.7 million, respectively.

Capital of the Operating Partnership

Preferred Units

The Series D Preferred Units are owned by institutional investors. As of December 31, 2010 and 2009, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and are recorded in the accompanying Consolidated Balance Sheets net of original issuance costs of approximately $842,000.

Preferred Units of General Partner

The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.

General Partner

As of December 31, 2010, the Parent Company, as general partner, owned approximately 99.8% or 81,886,872 of the total 82,064,036 Partnership Units outstanding.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Limited Partners

The Operating Partnership had 177,164 and 468,211 limited Partnership Units outstanding as of December 31, 2010 and 2009, respectively. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships

See above for further discussion.

12.	Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	2010	2009	2008
Restricted stock	$7,236	5,227	8,193
Stock options	—	—	988
Directors’ fees paid in common stock	231	279	375
Capitalized stock-based compensation	(852)	(1,574)	(3,606)

Total	$6,615	3,932	5,950

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company’s common stock or stock options. The plan permits the grant of any type of stock-based award but limits non-option awards to no more than 2.75 million shares. At December 31, 2010, there were approximately 2.2 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of the Parent Company’s outstanding common stock.

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

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

The following table reports stock option activity during the year ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2009	453,463	$51.90
Less: Exercised	1,996	41.44
Less: Forfeited	2,580	51.36
Less: Expired	6,007	59.68

Outstanding December 31, 2010	442,880	$51.85	3.5	$(4,255)

Vested and expected to vest – December 31, 2010	442,880	$51.85	3.5	$(4,255)

Exercisable December 31, 2010	440,695	$51.67	3.5	$(4,154)

There were no stock options granted in 2010, 2009, and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was approximately $1,000, $40,000, and $2.3 million, respectively. The Company received cash proceeds for stock option exercises of $1.0 million during 2008. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the year ended December 31, 2010:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	4,369	$8.78
Less: 2010 Vesting	2,184	8.78

Non-vested at December 31, 2010	2,185	$8.78

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards were valued at the fair market value on the date of grant, earn dividends throughout the vesting period, and have no voting rights. Compensation expense is measured at the grant date and recognized over the vesting period.

•

Time-based awards vest 25% per year beginning on the first anniversary following the grant date. These grants are subject only to continued employment and not dependent on future performance measures; and accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed. During 2010, the Company granted 181,309 shares of time-based awards.

•

Performance-based awards are earned subject to future performance measurements, including individual goals, annual growth in earnings, and compounded three-year growth in earnings. Once the performance criteria are achieved and the actual number of shares earned is determined, shares will vest over a required service period. If such performance criteria are not met, compensation cost previously recognized would be reversed. The Company considers the likelihood of meeting

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

the performance criteria based upon managements’ estimates from which it determines the amounts recognized as expense on a periodic basis. During 2010, the Company did not grant any performance-based awards.

•

Market-based awards are earned dependent upon the Company’s total shareholder return in relation to the shareholder return of peer indices over a three-year period (“TSR Grant”). Once the market criteria are met and the actual number of shares earned is determined, 100% of the earned shares vest. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest. During 2010, the Company granted 93,688 shares of market-based awards.

The following table reports non-vested restricted stock activity during the year ended December 31, 2010:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2009	367,662
Add: Time-based awards	181,309		$35.85
Add: Market-based awards	93,688		$35.26
Less: Vested and Distributed	173,076		$35.21
Less: Forfeited	33,024		$67.49

Non-vested at December 31, 2010	436,559	$18,440

The following table reports shares vested and distributed during the years ended December 31, 2010 and 2009:

	2010	2009
Time-based awards	108,637	138,773
Performance-based awards	40,618	87,723
Market-based awards earned	23,821	27,227

Total vested and distributed	173,076	253,723

The weighted-average grant price for restricted stock granted during the years 2010, 2009, and 2008 was $35.65, $38.91, and $63.76, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2010, 2009, and 2008 was $6.1 million, $9.6 million, and $12.3 million, respectively.

As of December 31, 2010, there was $11.4 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $3,900 of their eligible compensation, is fully vested and funded as of December 31, 2010. Costs related to the matching portion of the plan were $1.1 million, $1.4 million, and $1.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

13.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008, respectively (in thousands except per share data):

	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$8,567	(38,917)	119,224
Discontinued operations	7,632	6,174	22,297

Net income (loss)	16,199	(32,743)	141,521
Less: Preferred stock dividends	19,675	19,675	19,675
Less: Noncontrolling interests	4,185	3,961	5,333

Net income (loss) attributable to common stockholders	(7,661)	(56,379)	116,513
Less: Dividends paid on unvested restricted stock	542	488	733

Net income (loss) attributable to common stockholders – basic and diluted	$(8,203)	(56,867)	115,780

Denominator:
Weighted average common shares outstanding for basic EPS	81,414	76,829	69,578
Incremental shares to be issued under common stock options	—	—	84
Incremental shares to be issued under Forward Equity Offering	1,534	67	—

Weighted average common shares outstanding for diluted EPS	82,948	76,896	69,662

Income (loss) per common share – basic
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common stockholders	$(0.10)	(0.74)	1.66

Income (loss) per common share – diluted
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common stockholders	$(0.10)	(0.74)	1.66

The exchangeable operating partnership units were anti-dilutive to diluted EPS for the years ended December 31, 2010, 2009, and 2008 and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the years ended December 31, 2010, 2009, and 2008, respectively (in thousands except per unit data):

	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$8,567	(38,917)	119,224
Discontinued operations	7,632	6,174	22,297

Net income (loss)	16,199	(32,743)	141,521
Less: Preferred unit distributions	23,400	23,400	23,400
Less: Noncontrolling interests	376	452	701

Net income (loss) attributable to common unit holders	(7,577)	(56,595)	117,420
Less: Dividends paid on unvested restricted stock	542	488	733

Net income (loss) attributable to common unit holders – basic and diluted	$(8,119)	(57,083)	116,687

Denominator:
Weighted average common units outstanding for basic EPU	81,685	77,297	70,048
Incremental units to be issued under common stock options	—	—	84
Incremental units to be issued under Forward Equity Offering	1,534	67	—

Weighted average common units outstanding for diluted EPU	83,219	77,364	70,132

Income (loss) per common unit – basic
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common unit holders	$(0.10)	(0.74)	1.66

Income (loss) per common unit – diluted
Continuing operations	$(0.19)	(0.82)	1.35
Discontinued operations	0.09	0.08	0.31

Net income (loss) attributable to common unit holders	$(0.10)	(0.74)	1.66

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

14.	Operating Leases

The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2084. Future minimum rents under non-cancelable operating leases as of December 31, 2010, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants’ sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2011	$330,503
2012	303,970
2013	262,040
2014	226,918
2015	192,837
Thereafter	1,149,219

Total	$2,465,487

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company’s annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2085 and in most cases provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2017 and in most cases provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. Operating lease expense, including capitalized ground lease payments on properties in development, was $8.1 million, $7.9 million, and $8.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2010, (in thousands):

Year Ending December 31,	Amount
2011	$8,041
2012	7,747
2013	7,621
2014	6,923
2015	6,686
Thereafter	108,667

Total	$145,685

15.	Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property’s value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated potential liability. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating all of its environmental obligations at December 31, 2010 and 2009 to be $2.9 million and $3.2 million, respectively, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2010 and 2009, the Company had $5.3 million and $9.5 million letters of credit outstanding, respectively.

16.	Reorganization and Restructuring Charges

During 2009 and 2008, the Company announced restructuring plans designed to align employee headcount with projected workload. During 2009, the Company severed 103 employees with no future service requirement and recorded restructuring charges of $7.5 million for employee severance benefits. During 2008, the Company severed 50 employees and recorded restructuring charges of $2.4 million for employee severance benefits. There were no restructuring charges in 2010. Restructuring charges are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. All severance payouts were completed by January 2010 and funded using cash from operations. The component charges of the restructuring program for the years ended December 31, 2010, 2009, and 2008 follows (in thousands):

	2010	2009	2008
Severance	$—	5,966	2,086
Health insurance	—	1,092	150
Placement services	—	431	187

Total	$—	7,489	2,423

Regency Centers Corporation and Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

As of December 31, 2010 and 2009, the remaining accrued liabilities are as follows (in thousands):

	2010	2009
Compensation	$—	1,160
Insurance	—	—
Other	—	—

	$—	1,160

17.	Summary of Quarterly Financial Data (Unaudited)

The following table sets forth selected Quarterly Financial Data for the Company on a historical basis for each of the years ended December 31, 2010 and 2009 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:

Operating Data:
Revenues as originally reported	$124,368	121,600	121,410	119,901
Reclassified to discontinued operations	(290)	(348)	165	—

Adjusted Revenues	$124,078	121,252	121,575	119,901

Net income (loss) attributable to common stockholders	$12,368	6,753	9,885	(36,667)
Net income (loss) of limited partners	94	27	34	(71)

Net income (loss) attributable to common unit holders	$12,462	6,780	9,919	(36,738)

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.15	0.08	0.12	(0.45)

Diluted	$0.15	0.08	0.12	(0.44)

2009:

Operating Data:
Revenues as originally reported	$120,159	116,461	133,742	121,625
Reclassified to discontinued operations	(744)	(1,466)	(1,421)	(283)

Adjusted Revenues	$119,415	114,995	132,321	121,342

Net income (loss) attributable to common stockholders	$19,563	(17,180)	(84,092)	25,330
Net income (loss) of limited partners	164	(92)	(462)	174

Net income (loss) attributable to common unit holders	$19,727	(17,272)	(84,554)	25,504

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.28	(0.23)	(1.05)	0.31

Diluted	$0.28	(0.23)	(1.05)	0.31

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
4S COMMONS TOWN CENTER	$30,760	35,830	(200)	30,811	35,579	—	66,390	7,868	58,522	62,500
AMERIGE HEIGHTS TOWN CENTER	10,109	11,288	79	10,108	11,368	—	21,476	890	20,586	17,000
ANASTASIA PLAZA	9,065	—	(101)	3,328	5,636	—	8,964	232	8,732	—
ANTHEM HIGHLANDS SHOPPING CTR	8,643	11,981	(24)	8,643	11,957	—	20,600	1,651	18,949	—
ANTHEM MARKETPLACE	6,714	13,696	(5,931)	4,889	9,590	—	14,479	—	14,479	—
ASHBURN FARM MARKET CENTER	9,835	4,812	13	9,835	4,825	—	14,660	2,394	12,266	—
ASHFORD PLACE	2,584	9,865	143	2,584	10,008	—	12,592	4,513	8,079	—
AUGUSTA CENTER	5,142	2,720	(5,763)	1,326	773	—	2,099	—	2,099	—
AVENTURA SHOPPING CENTER	2,751	10,459	51	2,751	10,510	—	13,261	8,557	4,704	—
BECKETT COMMONS	1,625	10,960	407	1,625	11,367	—	12,992	3,387	9,605	—
BELLEVIEW SQUARE	8,132	9,756	107	8,132	9,863	—	17,995	3,055	14,940	8,008
BENEVA VILLAGE SHOPS	2,484	10,162	778	2,484	10,940	—	13,424	3,642	9,782	—
BERKSHIRE COMMONS	2,295	9,551	131	2,295	9,682	—	11,977	4,574	7,403	7,500
BLOOMINGDALE SQUARE	3,940	14,912	148	3,940	15,060	—	19,000	5,338	13,662	—
BOULEVARD CENTER	3,659	10,787	662	3,659	11,449	—	15,108	3,763	11,345	—
BOYNTON LAKES PLAZA	2,628	11,236	250	2,628	11,486	—	14,114	4,142	9,972	—
BRIARCLIFF LA VISTA	694	3,292	150	694	3,442	—	4,136	1,799	2,337	—
BRIARCLIFF VILLAGE	4,597	24,836	287	4,597	25,123	—	29,720	11,439	18,281	—
BUCKHEAD COURT	1,417	7,432	104	1,417	7,536	—	8,953	3,739	5,214	—
BUCKLEY SQUARE	2,970	5,978	206	2,970	6,184	—	9,154	2,294	6,860	—
BUCKWALTER PLACE SHOPPING CTR	6,563	6,590	—	6,563	6,590	—	13,153	901	12,252	—
CAMBRIDGE SQUARE	774	4,347	588	774	4,935	—	5,709	1,820	3,889	—
CARMEL COMMONS	2,466	12,548	310	2,466	12,858	—	15,324	4,650	10,674	—
CARRIAGE GATE	833	4,974	155	833	5,129	—	5,962	3,203	2,759	—
CHAPEL HILL CENTRE	3,932	3,897	(160)	2,988	4,681	—	7,669	—	7,669	—
CHASEWOOD PLAZA	4,612	20,829	173	4,612	21,002	—	25,614	10,727	14,887	—
CHERRY GROVE	3,533	15,862	334	3,533	16,196	—	19,729	5,478	14,251	—
CHESHIRE STATION	9,896	8,344	39	9,896	8,383	—	18,279	4,887	13,392	—

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
CLAYTON VALLEY SHOPPING CENTER	24,189	35,422	995	24,528	36,078	—	60,606	8,743	51,863	—
CLOVIS COMMONS	11,100	32,692	1,229	12,134	32,887	—	45,021	4,935	40,086	—
COCHRAN'S CROSSING	13,154	12,315	261	13,154	12,576	—	25,730	4,914	20,816	—
COOPER STREET	2,079	10,682	(725)	1,954	10,082	—	12,036	3,200	8,836	—
CORKSCREW VILLAGE	8,407	8,004	21	8,407	8,025	—	16,432	1,124	15,308	8,890
CORVALLIS MARKET CENTER	6,674	12,244	34	6,696	12,256	—	18,952	1,384	17,568	—
COSTA VERDE CENTER	12,740	26,868	513	12,798	27,323	—	40,121	9,867	30,254	—
COURTYARD SHOPPING CENTER	5,867	4	3	5,867	7	—	5,874	—	5,874	—
CROMWELL SQUARE	1,772	6,944	7	1,772	6,951	—	8,723	3,183	5,540	—
CULPEPER COLONNADE	15,944	10,601	34	15,945	10,634	—	26,579	2,387	24,192	—
DELK SPECTRUM	2,985	12,001	116	2,985	12,117	—	15,102	4,189	10,913	—
DIABLO PLAZA	5,300	8,181	172	5,300	8,353	—	13,653	2,716	10,937	—
DICKSON TN	675	1,568	—	675	1,568	—	2,243	439	1,804	—
DUNWOODY VILLAGE	3,342	15,934	722	3,342	16,656	—	19,998	7,543	12,455	—
EAST POINTE	1,730	7,189	8	1,730	7,197	—	8,927	2,904	6,023	—
EAST PORT PLAZA	3,257	10,051	2,981	3,758	12,531	—	16,289	3,339	12,950	—
EAST TOWNE CENTER	2,957	4,938	(84)	2,957	4,854	—	7,811	1,739	6,072	—
EL CAMINO SHOPPING CENTER	7,600	11,538	42	7,600	11,580	—	19,180	3,762	15,418	—
EL CERRITO PLAZA	11,025	27,371	32	11,025	27,403	—	38,428	1,960	36,468	41,106
EL NORTE PKWY PLAZA	2,834	7,370	55	2,840	7,419	—	10,259	2,593	7,666	—
ENCINA GRANDE	5,040	11,572	(45)	5,040	11,527	—	16,567	3,828	12,739	—
FAIRFAX SHOPPING CENTER	15,239	11,367	(5,557)	13,111	7,938	—	21,049	411	20,638	—
FALCON	1,340	4,168	—	1,340	4,168	—	5,508	590	4,918	—
FENTON MARKETPLACE	2,298	8,510	(5)	2,298	8,505	—	10,803	2,344	8,459	—
FIRST STREET VILLAGE	4,161	8,103	—	4,161	8,103	—	12,264	1,277	10,987	—
FLEMING ISLAND	3,077	11,587	542	3,077	12,129	—	15,206	3,750	11,456	1,338
FORT BEND CENTER	2,594	3,175	(1,800)	1,885	2,084	—	3,969	1,348	2,621	—
FORTUNA	2,025	—	883	2,908	—	—	2,908	—	2,908	—
FRANKFORT CROSSING SHPG CTR	7,417	8,065	408	7,418	8,472	—	15,890	3,547	12,343	—
FRENCH VALLEY VILLAGE CENTER	11,924	16,856	82	11,924	16,938	—	28,862	4,164	24,698	—

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
FRIARS MISSION CENTER	6,660	28,021	208	6,660	28,229	—	34,889	8,492	26,397	609
GARDENS SQUARE	2,136	8,273	194	2,136	8,467	—	10,603	2,958	7,645	—
GARNER TOWNE SQUARE	5,591	21,866	93	5,591	21,959	—	27,550	6,888	20,662	—
GATEWAY 101	24,971	9,113	—	24,971	9,113	—	34,084	768	33,316	—
GATEWAY SHOPPING CENTER	52,665	7,134	323	52,665	7,457	—	60,122	5,267	54,855	18,476
GELSON'S WESTLAKE MARKET PLAZA	3,157	11,153	174	3,157	11,327	—	14,484	2,812	11,672	—
GLEN OAK PLAZA	4,103	12,951	—	4,103	12,951	—	17,054	162	16,892	6,266
GLENWOOD VILLAGE	1,194	5,381	38	1,194	5,419	—	6,613	2,694	3,919	—
GREENWOOD SPRINGS	2,720	3,059	(3,726)	889	1,164	—	2,053	—	2,053	—
HANCOCK	8,232	28,260	318	8,232	28,578	—	36,810	9,581	27,229	—
HARPETH VILLAGE FIELDSTONE	2,284	9,443	5	2,284	9,448	—	11,732	3,123	8,609	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	26,097	286	—	26,383	—	26,383	8,917	17,466	—
HERSHEY	7	808	—	7	808	—	815	207	608	—
HIGHLAND CROSSROADS	2,260	4,924	(7,184)	—	—	—	—	—	—	—
HIBERNIA PAVILION	4,929	5,065	—	4,929	5,065	—	9,994	671	9,323	—
HIBERNIA PLAZA	267	230	—	267	230	—	497	—	497	—
HILLCREST VILLAGE	1,600	1,909	—	1,600	1,909	—	3,509	589	2,920	—
HINSDALE	5,734	16,709	558	5,734	17,267	—	23,001	5,638	17,363	—
HORTON'S CORNER	3,137	2,779	25	3,213	2,728	—	5,941	354	5,587	—
HOWELL MILL VILLAGE	5,157	14,279	28	5,157	14,307	—	19,464	909	18,555	—
HYDE PARK	9,809	39,905	678	9,809	40,583	—	50,392	14,842	35,550	—
INGLEWOOD PLAZA	1,300	2,159	28	1,300	2,187	—	3,487	742	2,745	—
KELLER TOWN CENTER	2,294	12,841	73	2,294	12,914	—	15,208	3,946	11,262	—
KINGS CROSSING SUN CITY	515	1,246	(10)	515	1,236	—	1,751	124	1,627	—
KROGER NEW ALBANY CENTER	3,844	6,599	228	3,844	6,827	—	10,671	3,224	7,447	4,130
KULPSVILLE	5,518	3,756	148	5,614	3,808	—	9,422	279	9,143	—
LAKE PINE PLAZA	2,008	7,632	32	2,029	7,643	—	9,672	2,536	7,136	—
LEBANON/LEGACY CENTER	3,913	7,874	94	3,913	7,968	—	11,881	3,201	8,680	—
LEBANON CENTER	3,865	5,751	—	3,865	5,751	—	9,616	873	8,743	—
LEGACY WEST	1,770	—	(1,000)	770	—	—	770	—	770	—

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
LITTLETON SQUARE	2,030	8,859	113	2,030	8,972	—	11,002	2,761	8,241	—
LLOYD KING CENTER	1,779	10,060	93	1,779	10,153	—	11,932	3,297	8,635	—
LOEHMANNS PLAZA	3,983	18,687	167	3,983	18,854	—	22,837	7,713	15,124	—
LOEHMANNS PLAZA CALIFORNIA	5,420	9,450	391	5,420	9,841	—	15,261	3,200	12,061	—
LOVELAND SHOPPING CENTER	157	—	—	157	—	—	157	—	157	—
MARKET AT OPITZ CROSSING	9,902	9,248	(6,100)	6,597	6,453	—	13,050	—	13,050	—
MARKET AT PRESTON FOREST	4,400	11,445	661	4,400	12,106	—	16,506	3,555	12,951	—
MARKET AT ROUND ROCK	2,000	9,676	3,064	2,000	12,740	—	14,740	3,342	11,398	—
MARKETPLACE AT BRIARGATE	1,706	4,885	47	1,727	4,911	—	6,638	894	5,744	—
MARKETPLACE SHOPPING CENTER	1,287	5,509	14	1,287	5,523	—	6,810	2,245	4,565	—
MARTIN DOWNS TOWN CENTER	1,364	5,187	30	1,364	5,217	—	6,581	1,894	4,687	—
MARTIN DOWNS VILLAGE CENTER	2,438	9,142	522	2,438	9,664	—	12,102	5,425	6,677	—
MARTIN DOWNS VILLAGE SHOPPES	817	4,965	54	817	5,019	—	5,836	2,427	3,409	—
MERRIMACK SHOPPING CENTER	285	—	(285)	—	—	—	—	—	—	—
MIDDLE CREEK COMMONS	5,042	8,100	—	5,042	8,100	—	13,142	1,243	11,899	—
MILLHOPPER SHOPPING CENTER	1,073	5,358	4,405	1,784	9,052	—	10,836	4,065	6,771	—
MOCKINGBIRD COMMON	3,000	10,728	384	3,000	11,112	—	14,112	3,751	10,361	10,300
MONUMENT JACKSON CREEK	2,999	6,765	259	2,999	7,024	—	10,023	3,094	6,929	—
MORNINGSIDE PLAZA	4,300	13,951	127	4,300	14,078	—	18,378	4,466	13,912	—
MURRAYHILL MARKETPLACE	2,670	18,401	78	2,670	18,479	—	21,149	6,340	14,809	7,787
NAPLES WALK	18,173	13,554	18	18,173	13,572	—	31,745	1,820	29,925	16,859
NASHBORO VILLAGE	1,824	7,678	—	1,824	7,678	—	9,502	2,295	7,207	—
NEWBERRY SQUARE	2,412	10,150	225	2,412	10,375	—	12,787	5,513	7,274	—
NEWLAND CENTER	12,500	10,697	178	12,500	10,875	—	23,375	3,990	19,385	—
NORTH HILLS	4,900	19,774	512	4,900	20,286	—	25,186	6,087	19,099	—
NORTHGATE PLAZA (MAXTOWN ROAD)	1,769	6,652	23	1,769	6,675	—	8,444	2,351	6,093	—
NORTHGATE SQUARE	5,011	8,692	85	5,011	8,777	—	13,788	1,150	12,638	6,173
NORTHLAKE VILLAGE	2,662	11,284	84	2,662	11,368	—	14,030	3,342	10,688	—
OAKBROOK PLAZA	4,000	6,668	164	4,000	6,832	—	10,832	2,305	8,527	—
OAKLEAF COMMONS	3,503	11,671	—	3,503	11,671	—	15,174	1,647	13,527	—

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
OLD ST AUGUSTINE PLAZA	2,368	11,405	241	2,368	11,646	—	14,014	4,475	9,539	—
ORANGEBURG & CENTRAL	2,071	2,384	(85)	2,071	2,299	—	4,370	314	4,056	—
ORCHARDS MARKET CENTER II	6,602	9,690	(3,016)	5,497	7,779	—	13,276	—	13,276	—
PACES FERRY PLAZA	2,812	12,639	49	2,812	12,688	—	15,500	5,588	9,912	—
PANTHER CREEK	14,414	14,748	488	14,414	15,236	—	29,650	5,997	23,653	—
PARK PLACE SHOPPING CENTER	2,232	5,027	(1,983)	1,332	3,944	—	5,276	2,819	2,457	—
PASEO DEL SOL	9,477	1,331	19,492	17,788	12,512	—	30,300	2,423	27,877	—
PEARTREE VILLAGE	5,197	19,746	322	5,197	20,068	—	25,265	7,263	18,002	9,513
PHENIX CROSSING	1,544	—	(500)	1,044	—	—	1,044	—	1,044	—
PIKE CREEK	5,153	20,652	224	5,153	20,876	—	26,029	7,250	18,779	—
PIMA CROSSING	5,800	28,143	830	5,800	28,973	—	34,773	9,191	25,582	—
PINE LAKE VILLAGE	6,300	10,991	467	6,300	11,458	—	17,758	3,494	14,264	—
PINE TREE PLAZA	668	6,220	36	668	6,256	—	6,924	2,130	4,794	—
PLAZA HERMOSA	4,200	10,109	138	4,200	10,247	—	14,447	3,121	11,326	13,800
POWELL STREET PLAZA	8,248	30,716	1,108	8,248	31,824	—	40,072	7,353	32,719	—
POWERS FERRY SQUARE	3,687	17,965	119	3,687	18,084	—	21,771	8,187	13,584	—
POWERS FERRY VILLAGE	1,191	4,672	65	1,191	4,737	—	5,928	2,136	3,792	—
PRAIRIE CITY CROSSING	4,164	13,032	384	4,164	13,416	—	17,580	3,338	14,242	—
PRESTON PARK	6,400	54,817	(344)	5,733	55,140	—	60,873	18,122	42,751	—
PRESTONBROOK	7,069	8,622	(17)	7,069	8,605	—	15,674	4,153	11,521	6,800
PRESTONWOOD PARK	7,399	9,012	(2,417)	6,274	7,720	—	13,994	4,204	9,790	—
RED BANK	10,336	9,505	—	10,336	9,505	—	19,841	324	19,517	—
REGENCY COMMONS	3,917	3,616	12	3,917	3,628	—	7,545	1,046	6,499	—
REGENCY SQUARE	4,770	25,191	818	4,770	26,009	—	30,779	15,813	14,966	—
RIVERMONT STATION	2,887	10,648	(4,505)	2,636	6,394	—	9,030	—	9,030	—
ROCKWALL TOWN CENTER	4,438	5,140	(82)	4,438	5,058	—	9,496	1,283	8,213	—
RONA PLAZA	1,500	4,917	53	1,500	4,970	—	6,470	1,667	4,803	—
RUSSELL RIDGE	2,234	6,903	194	2,234	7,097	—	9,331	2,983	6,348	—
SAMMAMISH-HIGHLANDS	9,300	8,075	350	9,300	8,425	—	17,725	2,595	15,130	—
SAN LEANDRO PLAZA	1,300	8,226	30	1,300	8,256	—	9,556	2,630	6,926	—
SANTA ANA DOWNTOWN PLAZA	4,240	8,514	(12,754)	—	—	—	—	—	—	—
SEQUOIA STATION	9,100	18,356	137	9,100	18,493	—	27,593	5,624	21,969	21,100

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
SHERWOOD CROSSROADS	2,731	6,360	(52)	2,731	6,308	—	9,039	1,391	7,648	—
SHERWOOD MARKET CENTER	3,475	16,362	3	3,475	16,365	—	19,840	5,283	14,557	—
SHOPPES @ 104	11,193	—	(279)	6,652	4,262	—	10,914	206	10,708	—
SHOPPES AT MASON	1,577	5,685	119	1,577	5,804	—	7,381	1,944	5,437	—
SHOPPES OF GRANDE OAK	5,091	5,985	55	5,091	6,040	—	11,131	2,598	8,533	—
SHOPS AT ARIZONA	3,063	3,243	38	3,063	3,281	—	6,344	1,160	5,184	—
SHOPS AT COUNTY CENTER	9,957	11,269	83	9,990	11,319	—	21,309	2,426	18,883	—
SHOPS AT HIGHLAND VILLAGE	33,145	66,926	—	33,145	66,926	—	100,071	12,485	87,586	—
SHOPS AT JOHN'S CREEK	1,863	2,014	—	1,870	2,006	—	3,876	537	3,339	—
SIGNATURE PLAZA	2,396	3,898	129	2,396	4,028	—	6,424	1,365	5,059	—
SOUTH LOWRY SQUARE	3,434	10,445	114	3,434	10,559	—	13,993	3,318	10,675	—
SOUTH MOUNTAIN	146	—	465	611	—	—	611	—	611	—
SOUTHCENTER	1,300	12,750	405	1,300	13,155	—	14,455	3,874	10,581	—
SOUTHPOINT CROSSING	4,412	12,235	62	4,412	12,297	—	16,709	3,850	12,859	—
STARKE	71	1,683	—	71	1,683	—	1,754	427	1,327	—
STERLING RIDGE	12,846	12,162	217	12,846	12,379	—	25,225	4,875	20,350	13,900
STONEWALL	27,511	22,123	—	27,511	22,123	—	49,634	3,484	46,150	—
STRAWFLOWER VILLAGE	4,060	8,084	183	4,060	8,267	—	12,327	2,756	9,571	—
STROH RANCH	4,280	8,189	83	4,280	8,272	—	12,552	3,682	8,870	—
SUNNYSIDE 205	1,200	9,459	327	1,200	9,786	—	10,986	3,092	7,894	—
TANASBOURNE MARKET	3,269	10,861	(297)	3,269	10,564	—	13,833	1,297	12,536	—
TASSAJARA CROSSING	8,560	15,464	158	8,560	15,622	—	24,182	4,794	19,388	19,800
THOMAS LAKE	6,000	10,628	(66)	6,000	10,562	—	16,562	3,287	13,275	—
TOWN SQUARE	883	8,132	—	883	8,132	—	9,015	3,089	5,926	—
TRACE CROSSING	279	—	—	279	—	—	279	—	279	—
TROPHY CLUB	2,595	11,023	17	2,595	11,040	—	13,635	3,289	10,346	—
TWIN CITY PLAZA	17,245	44,225	771	17,263	44,978	—	62,241	6,312	55,929	42,489
TWIN PEAKS	5,200	25,827	196	5,200	26,023	—	31,223	7,900	23,323	—
VALENCIA CROSSROADS	17,921	17,659	201	17,921	17,860	—	35,781	8,643	27,138	—
VENTURA VILLAGE	4,300	6,648	115	4,300	6,763	—	11,063	2,103	8,960	—
VILLAGE CENTER	3,885	14,131	427	3,885	14,558	—	18,443	5,487	12,956	—
VINE AT CASTAIC	4,799	5,884	—	4,799	5,884	—	10,683	902	9,781	—

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Shopping Centers (1)	Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Total Cost					Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation
VISTA VILLAGE IV	2,287	2,765	15	2,287	2,780	—	5,067	979	4,088	—
WADSWORTH CROSSING	12,093	14,101	—	12,093	14,101	—	26,194	1,731	24,463	—
WALKER CENTER	3,840	7,232	165	3,840	7,397	—	11,237	2,434	8,803	—
WELLEBY PLAZA	1,496	7,787	182	1,496	7,969	—	9,465	4,322	5,143	—
WELLINGTON TOWN SQUARE	2,041	12,131	76	2,041	12,207	—	14,248	4,157	10,091	12,800
WEST PARK PLAZA	5,840	5,759	206	5,840	5,965	—	11,805	1,853	9,952	—
WESTBROOK COMMONS	3,366	11,751	(1,156)	3,091	10,870	—	13,961	2,809	11,152	—
WESTCHASE	5,302	8,273	63	5,302	8,336	—	13,638	1,038	12,600	8,297
WESTCHESTER PLAZA	1,857	7,572	40	1,857	7,612	—	9,469	3,313	6,156	—
WESTLAKE PLAZA AND CENTER	7,043	27,195	239	7,043	27,434	—	34,477	9,117	25,360	—
WESTRIDGE VILLAGE	9,529	11,397	92	9,529	11,489	—	21,018	3,526	17,492	—
WESTWOOD VILLAGE	19,933	25,301	—	19,933	25,301	—	45,234	3,379	41,855	—
WHITE OAK—DOVER, DE	2,144	3,069	—	2,144	3,069	—	5,213	1,524	3,689	—
WILLOW FESTIVAL	1,954	56,501	—	1,954	56,501	—	58,455	142	58,313	39,505
WINDMILLER PLAZA PHASE I	2,638	13,241	25	2,638	13,266	—	15,904	4,625	11,279	—
WOODCROFT SHOPPING CENTER	1,419	6,284	97	1,421	6,379	—	7,800	2,537	5,263	—
WOODMAN VAN NUYS	5,500	7,195	24	5,500	7,219	—	12,719	2,356	10,363	—
WOODMEN PLAZA	7,621	11,018	223	7,621	11,241	—	18,862	6,448	12,414	—
WOODSIDE CENTRAL	3,500	9,288	133	3,500	9,421	—	12,921	2,908	10,013	—
CORPORATELY HELD ASSETS	—	—	2,800	670	2,130	—	2,800	2,042	758	605
PROPERTIES IN DEVELOPMENT	(200)	1,078,886	(467,754)	—	610,932	—	610,932	21,127	589,805	7,059

	$1,117,743	3,341,829	(470,418)	1,093,700	2,895,454	—	3,989,154	700,878	3,288,276	412,610

(1)	See Item 2. Properties for geographic location and year acquired.
(2)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION

Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

Depreciation and amortization of the Company’s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements up to 40 or more years

The aggregate cost for Federal income tax purposes was approximately $3.2 billion at December 31, 2010.

The changes in total real estate assets for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Balance, beginning of year	$3,933,778	4,042,487	3,965,284
Developed or acquired properties	93,759	180,346	358,156
Improvements	18,772	15,617	15,995
Sale of properties	(14,503)	(150,792)	(202,758)
Properties held for sale	—	(19,647)	(66,447)
Properties reclassed to held for use	—	(30,296)	—
Provision for impairment	(42,652)	(103,937)	(27,743)

Balance, end of year	$3,989,154	3,933,778	4,042,487

The changes in accumulated depreciation for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Balance, beginning of year	$622,163	554,595	497,498
Depreciation for year	99,554	97,019	88,509
Sale of properties	(2,052)	(31,792)	(19,771)
Accumulated depreciation related to properties held for sale	—	(3,066)	(11,641)
Accumulated depreciation related to properties reclassed to held for use	—	5,407	—
Provision for impairment	(18,787)	—	—

Balance, end of year	$700,878	622,163	554,595

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company’s management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Parent Company’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Parent Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, the Parent Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

There have been no changes in the Parent Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership’s management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2010 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

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

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	442,880	$51.85	735,297
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	442,880	$51.85	735,297

(1)	The weighted average exercise price excludes stock rights awards, which is sometimes referred to as unvested restricted stock.

(2)	Our Long Term Omnibus Plan, as amended and approved by stockholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 735,297 shares were available at December 31, 2010 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2010 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

3.	Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 19, 2008).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 8-K filed November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.’s Form 10-K filed March 17, 2009).

(d)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.1 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4.	Instruments Defining Rights of Security Holders

(a)	See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibit 3(d) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P. filed February 24, 1999, No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001).

(i)	First Supplemental Indenture dated as of June 5, 2007 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of Regency Centers, L.P. filed June 5, 2007).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

(e)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 7, 2009).

(f)	Confirmation of Forward Sale Transaction dated as of December 4, 2009 among Regency Centers Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 7, 2009) .

10.	Material Contracts

~(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 8, 2008).

~(i)	Form of Stock Rights Award Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K filed March 10, 2006).

~(ii)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-K filed March 17, 2009).

~(iii)	Form of Nonqualified Stock Option Agreement pursuant to the Company’s Long Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K filed March 10, 2006).

~(iv)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company’s Form 10-K filed March 17, 2009).

~(v)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed March 12, 2004).

~(vi)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company’s Form 8-K filed December 21, 2004).

~(vii)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company’s Form 10-K filed March 10, 2006).

~(b)	Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated by reference).

~(c)	2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2011).

~(d)	2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 3, 2011).

~(e)	2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 3, 2011).

(f)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., the Company, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.A to the Company’s Form 10-Q filed August 6, 2010).

(i)	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2008).

(g)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.B to the Company’s Form 10-Q filed August 6, 2010).

(h)	Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2009).

(i)	Amendment No. 1 to Second Amended and Restate Limited Liability Company Agreement of GRI-Regency, LLC (formerly Macquarie CountryWide-Regency II, LLC).

(i)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K filed February 27, 2007.

21.	Subsidiaries of Regency Centers Corporation.

23.	Consents of KPMG LLP.

23.1	Consent of KPMG LLP for Regency Centers Corporation.

23.2	Consent of KPMG LLP for Regency Centers, L.P.

23.3	Consent of PricewaterhouseCoopers LLP for GRI-Regency, LLC.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

~	Management contract or compensatory plan

31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

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

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

99.	Financial Statements under Rule 3-09 of Regulation S-X.

99.1	Financial Statements of GRI-Regency, LLC.

101.	Interactive Data Files

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.

March 1, 2011	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2011	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

March 1, 2011	/s/ Brian M. Smith Brian M. Smith, President, Chief Operating Officer and Director

March 1, 2011	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

March 1, 2011	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

March 1, 2011	/s/ Raymond L. Bank Raymond L. Bank, Director

March 1, 2011	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director

March 1, 2011	/s/ A. R. Carpenter A. R. Carpenter, Director

March 1, 2011	/s/ J. Dix Druce J. Dix Druce, Director

March 1, 2011	/s/ Mary Lou Fiala Mary Lou Fiala, Director

March 1, 2011	/s/ Douglas S. Luke Douglas S. Luke, Director

March 1, 2011	/s/ John C. Schweitzer John C. Schweitzer, Director

March 1, 2011	/s/ Thomas G. Wattles Thomas G. Wattles, Director