Form 10-Q
period 2011-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2011-05-12
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)
Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION
REGENCY CENTERS, L.P.
(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,897,365 as of May 5, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2011, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same members as the management of the Operating Partnership. These members are officers of the Parent Company and employees of the Operating Partnership.
The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report provides the following benefits:

•
enhances investors' understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same members as the management of the Operating Partnership. These members are officers of the Parent Company and employees of the Operating Partnership.
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 9% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. The Series D preferred units and limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 3, 4, and 5 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while stockholders' equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.

Item 1.    Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except share data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,094,816	1,093,700
Buildings and improvements	2,291,514	2,284,522
Properties in development	614,612	610,932
	4,000,942	3,989,154
Less: accumulated depreciation	729,133	700,878
	3,271,809	3,288,276
Investments in real estate partnerships	408,238	428,592
Net real estate investments	3,680,047	3,716,868
Cash and cash equivalents	65,764	22,460
Accounts receivable, net of allowance for doubtful accounts of $4,224 and $4,819 at March 31, 2011 and December 31, 2010, respectively	26,597	36,600
Straight-line rent receivable, net of allowance of $1,553 and $1,396 at March 31, 2011 and December 31, 2010, respectively	46,815	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $65,362 and $69,158 at March 31, 2011 and December 31, 2010, respectively	62,635	63,165
Acquired lease intangible assets, less accumulated amortization of $15,057 and $13,996 at March 31, 2011 and December 31, 2010, respectively	17,401	18,219
Trading securities held in trust, at fair value	21,661	20,891
Other assets	34,321	35,164
Total assets	$3,991,172	3,994,539
Liabilities and Equity
Liabilities:
Notes payable	$1,922,471	2,084,469
Unsecured line of credit	—	10,000
Accounts payable and other liabilities	120,949	138,196
Acquired lease intangible liabilities, less accumulated accretion of $11,288 and $11,010 at March 31, 2011 and December 31, 2010, respectively	6,404	6,682
Tenants’ security and escrow deposits	10,876	10,790
Total liabilities	2,060,700	2,250,137
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at March 31, 2011 and December 31, 2010 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 89,895,007 and 81,886,872 shares issued at March 31, 2011 and December 31, 2010, respectively	899	819
Treasury stock at cost, 350,974 and 347,482 shares held at March 31, 2011 and December 31, 2010, respectively	(16,292)	(16,175)
Additional paid in capital	2,256,674	2,039,612
Accumulated other comprehensive loss	(78,523)	(80,885)
Distributions in excess of net income	(568,526)	(533,194)
Total stockholders’ equity	1,869,232	1,685,177
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at March 31, 2011 and December 31, 2010	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $7,703 and $7,483 at March 31, 2011 and December 31, 2010, respectively	(826)	(762)
Limited partners’ interests in consolidated partnerships	12,908	10,829
Total noncontrolling interests	61,240	59,225
Total equity	1,930,472	1,744,402
Total liabilities and equity	$3,991,172	3,994,539
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(in thousands, except per share data)
(unaudited)

	2011	2010
Revenues:
Minimum rent	$89,384	86,204
Percentage rent	907	360
Recoveries from tenants and other income	28,965	30,583
Management, transaction, and other fees	7,858	6,931
Total revenues	127,114	124,078
Operating expenses:
Depreciation and amortization	35,190	31,228
Operating and maintenance	19,575	17,598
General and administrative	16,954	15,318
Real estate taxes	14,703	14,493
Provision for doubtful accounts	626	2,339
Other expenses (income)	(905)	607
Total operating expenses	86,143	81,583
Other expense (income):
Interest expense, net of interest income of $601 and $675 in 2011 and 2010, respectively	30,865	29,129
Gain on sale of properties in development	—	(791)
Income from deferred compensation plan	(745)	(614)
Loss on derivative instruments	—	343
Total other expense (income)	30,120	28,067
Income before equity in loss of investments in real estate partnerships	10,851	14,428
Equity in loss of investments in real estate partnerships	(2,725)	(3,892)
Income from continuing operations	8,126	10,536
Discontinued operations, net:
Operating income	4	106
Gain on sale of operating properties and properties in development	—	6,797
Income from discontinued operations	4	6,903
Net income	8,130	17,439
Noncontrolling interests:
Preferred units	(931)	(931)
Exchangeable operating partnership units	(13)	(94)
Limited partners’ interests in consolidated partnerships	(82)	(96)
Net income attributable to noncontrolling interests	(1,026)	(1,121)
Net income attributable to controlling interests	7,104	16,318
Preferred stock dividends	(4,919)	(4,919)
Net income attributable to common stockholders	$2,185	11,399
Income per common share - basic:
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common stockholders	$0.02	0.14
Income per common share - diluted:
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common stockholders	$0.02	0.14

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statement of Equity and Comprehensive Income (Loss)
For the three months ended March 31, 2011
(in thousands, except per share data)
(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Comprehensive income:
Net income	—	—	—	—	—	7,104	7,104	931	13	82	1,026	8,130
Amortization of loss on derivative instruments	—	—	—	—	2,362	—	2,362	—	5	—	5	2,367
Total comprehensive income							9,466				1,031	10,497
Deferred compensation plan, net			(117)	93			(24)					(24)
Restricted stock issued, net of amortization	—	—	—	3,288	—		3,288	—	—	—	—	3,288
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,895)	—	—	(1,895)	—	—	—	—	(1,895)
Common stock issued for dividend reinvestment plan	—	—	—	287	—	—	287	—	—	—	—	287
Common stock issued for stock offerings, net of issuance costs		80		215,289			215,369					215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,289	2,289	2,289
Distributions to partners	—	—	—	—	—	—	—	—	—	(292)	(292)	(292)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(4,919)	(4,919)	(931)	—	—	(931)	(5,850)
Common stock/unit ($.4625 per share)	—	—	—	—	—	(37,517)	(37,517)	—	(82)	—	(82)	(37,599)
Balance at March 31, 2011	$275,000	899	(16,292)	2,256,674	(78,523)	(568,526)	1,869,232	49,158	(826)	12,908	61,240	1,930,472

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$8,130	17,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,190	31,333
Amortization of deferred loan cost and debt premium	3,057	1,508
Accretion of above and below market lease intangibles, net	(195)	(439)
Stock-based compensation, net of capitalization	2,501	1,595
Equity in loss of investments in real estate partnerships	2,725	3,892
Net gain on sale of properties	—	(7,606)
Provision for doubtful accounts	627	2,279
Distribution of earnings from operations of investments in real estate partnerships	12,735	8,362
Deferred compensation expense	1,293	1,583
Realized gain on trading securities held in trust	(109)	(61)
Unrealized gain on trading securities held in trust	(643)	(558)
Loss on derivative instruments	—	343
Changes in assets and liabilities:
Accounts receivable	7,253	7,819
Straight-line rent receivables, net	(1,574)	(990)
Deferred leasing costs	(3,272)	(3,776)
Other assets	(393)	3,181
Accounts payable and other liabilities	(17,924)	(21,747)
Tenants’ security and escrow deposits	86	(68)
Net cash provided by operating activities	49,487	44,089
Cash flows from investing activities:
Development of real estate including acquisition of land	(13,135)	(7,473)
Proceeds from sale of real estate investments	1,303	30,633
Investments in real estate partnerships	(4,742)	(3,717)
Distributions received from investments in real estate partnerships	9,988	—
Dividends on trading securities held in trust	51	44
Acquisition of trading securities held in trust	(6,479)	(4,375)
Proceeds from sale of trading securities held in trust	6,409	4,149
Net cash (used in) provided by investing activities	(6,605)	19,261
Cash flows from financing activities:
Net proceeds from common stock issuance	215,369	—
Proceeds from sale of treasury stock	615	801
Distributions to limited partners in consolidated partnerships, net	(292)	(1,076)
Distributions to exchangeable operating partnership unit holders	(82)	(206)
Distributions to preferred unit holders	(931)	(931)
Dividends paid to common stockholders	(37,230)	(37,044)
Dividends paid to preferred stockholders	(4,919)	(4,919)
Repayment of fixed rate unsecured notes	(161,691)	—
Proceeds from line of credit	175,000	—
Repayment of line of credit	(185,000)	—
Proceeds from notes payable	829	1,335
Repayment of notes payable	(20)	—
Scheduled principal payments	(1,226)	(1,249)
Net cash provided by (used in) financing activities	422	(43,289)
Net increase in cash and cash equivalents	43,304	20,061
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$65,764	119,538

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $589 and $2,080 in 2011 and 2010, respectively)	$30,992	34,896
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	645
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	(5,916)
Common stock issued for dividend reinvestment plan	$287	678
Stock-based compensation capitalized	$257	167
Contributions from limited partners in consolidated partnerships, net	$2,289	49
Common stock issued for dividend reinvestment in trust	$161	156
Contribution of stock awards into trust	$639	694
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except unit data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,094,816	1,093,700
Buildings and improvements	2,291,514	2,284,522
Properties in development	614,612	610,932
	4,000,942	3,989,154
Less: accumulated depreciation	729,133	700,878
	3,271,809	3,288,276
Investments in real estate partnerships	408,238	428,592
Net real estate investments	3,680,047	3,716,868
Cash and cash equivalents	65,764	22,460
Accounts receivable, net of allowance for doubtful accounts of $4,224 and $4,819 at March 31, 2011 and December 31, 2010, respectively	26,597	36,600
Straight-line rent receivable, net of allowance of $1,553 and $1,396 at March 31, 2011 and December 31, 2010, respectively	46,815	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $65,362 and $69,158 at March 31, 2011 and December 31, 2010, respectively	62,635	63,165
Acquired lease intangible assets, less accumulated amortization of $15,057 and $13,996 at March 31, 2011 and December 31, 2010, respectively	17,401	18,219
Trading securities held in trust, at fair value	21,661	20,891
Other assets	34,321	35,164
Total assets	$3,991,172	3,994,539
Liabilities and Capital
Liabilities:
Notes payable	$1,922,471	2,084,469
Unsecured line of credit	—	10,000
Accounts payable and other liabilities	120,949	138,196
Acquired lease intangible liabilities, less accumulated accretion of $11,288 and $11,010 at March 31, 2011 and December 31, 2010, respectively	6,404	6,682
Tenants’ security and escrow deposits	10,876	10,790
Total liabilities	2,060,700	2,250,137
Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at March 31, 2011 and December 31, 2010	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $25 per unit	275,000	275,000
General partner; 89,895,007 and 81,886,872 units outstanding at March 31, 2011 and December 31, 2010, respectively	1,672,755	1,491,062
Limited partners; 177,164 units outstanding at March 31, 2011 and December 31, 2010	(826)	(762)
Accumulated other comprehensive loss	(78,523)	(80,885)
Total partners’ capital	1,917,564	1,733,573
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	12,908	10,829
Total noncontrolling interests	12,908	10,829
Total capital	1,930,472	1,744,402
Total liabilities and capital	$3,991,172	3,994,539

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(in thousands, except per unit data)
(unaudited)

	2011	2010
Revenues:
Minimum rent	$89,384	86,204
Percentage rent	907	360
Recoveries from tenants and other income	28,965	30,583
Management, transaction, and other fees	7,858	6,931
Total revenues	127,114	124,078
Operating expenses:
Depreciation and amortization	35,190	31,228
Operating and maintenance	19,575	17,598
General and administrative	16,954	15,318
Real estate taxes	14,703	14,493
Provision for doubtful accounts	626	2,339
Other expenses (income)	(905)	607
Total operating expenses	86,143	81,583
Other expense (income):
Interest expense, net of interest income of $601 and $675 in 2011 and 2010, respectively	30,865	29,129
Gain on sale of properties in development	—	(791)
Income from deferred compensation plan	(745)	(614)
Loss on derivative instruments	—	343
Total other expense (income)	30,120	28,067
Income before equity in loss of investments in real estate partnerships	10,851	14,428
Equity in loss of investments in real estate partnerships	(2,725)	(3,892)
Income from continuing operations	8,126	10,536
Discontinued operations, net:
Operating income	4	106
Gain on sale of operating properties and properties in development	—	6,797
Income from discontinued operations	4	6,903
Net income	8,130	17,439
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(82)	(96)
Net income attributable to noncontrolling interests	(82)	(96)
Net income attributable to controlling interests	8,048	17,343
Preferred unit distributions	(5,850)	(5,850)
Net income attributable to common unit holders	$2,198	11,493
Income per common unit - basic
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common unit holders	$0.02	0.14
Income per common unit - diluted
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common unit holders	$0.02	0.14
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statement of Capital and Comprehensive Income (Loss)
For the three months ended March 31, 2011
(in thousands)
(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Comprehensive income:
Net income	931	7,104	13	—	8,048	82	8,130
Amortization of loss on derivative instruments	—	—	5	2,362	2,367	—	2,367
Total comprehensive income					10,415		10,497
Deferred compensation plan, net		(24)			(24)		(24)
Contributions from partners	—	—	—	—	—	2,289	2,289
Distributions to partners	—	(37,517)	(82)	—	(37,599)	(292)	(37,891)
Preferred unit distributions	(931)	(4,919)	—	—	(5,850)	—	(5,850)
Restricted stock issued by Parent Company, net of amortization	—	3,288	—	—	3,288	—	3,288
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	213,761	—	—	213,761	—	213,761
Balance at March 31, 2011	$49,158	1,947,755	(826)	(78,523)	1,917,564	12,908	1,930,472

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$8,130	17,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,190	31,333
Amortization of deferred loan cost and debt premium	3,057	1,508
Accretion of above and below market lease intangibles, net	(195)	(439)
Stock-based compensation, net of capitalization	2,501	1,595
Equity in loss of investments in real estate partnerships	2,725	3,892
Net gain on sale of properties	—	(7,606)
Provision for doubtful accounts	627	2,279
Distribution of earnings from operations of investments in real estate partnerships	12,735	8,362
Deferred compensation expense	1,293	1,583
Realized gain on trading securities held in trust	(109)	(61)
Unrealized gain on trading securities held in trust	(643)	(558)
Loss on derivative instruments	—	343
Changes in assets and liabilities:
Accounts receivable	7,253	7,819
Straight-line rent receivables, net	(1,574)	(990)
Deferred leasing costs	(3,272)	(3,776)
Other assets	(393)	3,181
Accounts payable and other liabilities	(17,924)	(21,747)
Tenants’ security and escrow deposits	86	(68)
Net cash provided by operating activities	49,487	44,089
Cash flows from investing activities:
Development of real estate including acquisition of land	(13,135)	(7,473)
Proceeds from sale of real estate investments	1,303	30,633
Investments in real estate partnerships	(4,742)	(3,717)
Distributions received from investments in real estate partnerships	9,988	—
Dividends on trading securities held in trust	51	44
Acquisition of trading securities held in trust	(6,479)	(4,375)
Proceeds from sale of trading securities held in trust	6,409	4,149
Net cash (used in) provided by investing activities	(6,605)	19,261
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	215,369	—
Proceeds from sale of treasury stock	615	801
Distributions to limited partners in consolidated partnerships, net	(292)	(1,076)
Distributions to partners	(37,312)	(37,250)
Preferred unit distributions	(5,850)	(5,850)
Repayment of fixed rate unsecured notes	(161,691)	—
Proceeds from line of credit	175,000	—
Repayment of line of credit	(185,000)	—
Proceeds from notes payable	829	1,335
Repayment of notes payable	(20)	—
Scheduled principal payments	(1,226)	(1,249)
Net cash provided by (used in) financing activities	422	(43,289)
Net increase in cash and cash equivalents	43,304	20,061
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$65,764	119,538

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $589 and $2,080 in 2011 and 2010, respectively)	$30,992	34,896
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	645
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	(5,916)
Common stock issued by Parent Company for dividend reinvestment plan	$287	678
Stock-based compensation capitalized	$257	167
Contributions from limited partners in consolidated partnerships, net	$2,289	49
Common stock issued for dividend reinvestment in trust	$161	156
Contribution of stock awards into trust	$639	694
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At March 31, 2011, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 216 retail shopping centers and held partial interests in an additional 180 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or real estate partnerships).
Estimates, Risks, and Uncertainties
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, accounts receivable, net, and derivative instruments. Although the U.S. economy is recovering from the recession of 2009, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions were to weaken.
Consolidation
The accompanying consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, its wholly-owned subsidiaries, and consolidated partnerships in which the Company has a controlling ownership interest. All significant inter-company balances and transactions are eliminated in the consolidated financial statements.

2.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”). This plan allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. Restricted stock awards that are designated to be deferred into the NQDCP upon vesting are classified as liabilities from the grant date through the vesting date. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust. The Company accounts for the NQDCP in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 710 and the restricted stock awards under Topic 718. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant and are, therefore, included in trading securities held in trust in the accompanying Consolidated Balance Sheets. The NQDCP allows participants to allocate their account balance among various investments, including several mutual funds and the Company's common stock. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $36.4 million and $35.0 million at March 31, 2011 and December 31, 2010, respectively. Increases or decreases in the deferred compensation liability, including amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations.

In preparing its financial statements as of and for the three months ended March 31, 2011, the Company determined that

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

it had not properly accounted for the NQDCP or the unvested restricted stock awards which are deferred into the NQDCP in previously filed financial statements. The Company determined it should have been consolidating the assets, liabilities, and activities of the NQDCP and the unvested restricted stock awards which are deferred into the NQDCP should have been treated as liability-classified awards since they permit settlement in assets other than Company stock. The liability-classified awards are included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets. The Company reviewed the impact of these errors on the prior periods, and determined that the errors were not material. However, the Company has corrected the accompanying Consolidated Balance Sheet as of December 31, 2010 to include trading securities held in trust of $20.9 million, deferred compensation liability of $35.0 million, liability-classified awards of $2.1 million, treasury stock of $16.2 million, and an increase in additional paid in capital of $1.7 million, with a corresponding increase in distributions in excess of net income of $1.7 million. This correction is similarly reflected as an adjustment to general partner capital of $16.2 million in the accompanying Consolidated Balance Sheet of the Operating Partnership as of December 31, 2010. The correction of this error also affected the accompanying Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2010. These corrections were not considered material to prior period financial statements. The effect on net income (loss) attributable to common stockholders was a decrease in income of $3.1 million for the year ended December 31, 2010, and an increase in income of $3.7 million and $6.0 million for the years ended December 31, 2009, and 2008, respectively.

3.    Accounts Receivable
During the three months ended March 31, 2011 and 2010, the Company recorded provision for doubtful accounts of approximately $626,000 and $2.3 million, respectively, of which a credit adjustment of approximately $76,000, is included in discontinued operations for the three months ended March 31, 2010.
The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2011 and December 31, 2010 in the accompanying Consolidated Balance Sheets (in thousands):

	2011	2010

Tenant receivables	$11,874	19,314
CAM and tax reimbursements	13,956	13,629
Other receivables	4,991	8,476
Less: allowance for doubtful accounts	(4,224)	(4,819)
Total	$26,597	36,600

4.    Discontinued Operations

During the three months ended March 31, 2011, the Company did not sell any operating or development properties. During the three months ended March 31, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues included in discontinued operations were approximately $416,000 for the three months ended March 31, 2010. The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, which is a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code. During the three months ended March 31, 2010, approximately $18,000 of income tax expense was allocated to gain on sale of properties in development.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

5.    Income Taxes

Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Income tax expense (benefit) from:
Continuing operations	$(1,815)	7
Discontinued operations	—	18
Total income tax expense (benefit)	$(1,815)	25

6.    Notes Payable and Unsecured Line of Credit
The Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt and less than 9% of the secured debt of the Operating Partnership.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2020, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.00% to 8.40% with a weighted average rate of 6.52%. As of March 31, 2011, the Company had two variable rate mortgage loans, one in the amount of $4.0 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $7.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. On January 18, 2011, the Company paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from proceeds from the unsecured line of credit.
Unsecured Line of Credit
The Company has a $600.0 million unsecured line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance on the Line at March 31, 2011 and $10.0 million was outstanding at December 31, 2010 . The Company has initiated discussions with its lender to enter into a new Line commitment and term, and expects to close on a new commitment prior to February 2012.
The Company is required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2011, management of the Company believes it is in compliance with all financial covenants for the Line. The proceeds from the Line are used to finance the acquisition and development of real estate and for general working-capital purposes.
The Company had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. At December 31, 2010, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining its corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at December 31, 2010 and the Company did not renew this facility when it matured in February 2011.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

The Company’s outstanding debt at March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$400,971	402,151
Variable rate mortgage loans	11,948	11,189
Fixed rate unsecured loans	1,509,552	1,671,129
Total notes payable	1,922,471	2,084,469
Unsecured line of credit	—	10,000
Total	$1,922,471	2,094,469

As of March 31, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$3,754	8,494	20,000	32,248
2012	5,267	—	192,377	197,644
2013	5,151	16,340	—	21,491
2014	4,380	21,170	150,000	175,550
2015	3,136	46,251	350,000	399,387
Beyond 5 Years	5,716	292,535	800,000	1,098,251
Unamortized debt discounts (premiums)	—	725	(2,825)	(2,100)
Total	$27,404	385,515	1,509,552	1,922,471

(1) Includes unsecured public debt and the Line. The Line is included in 2012 maturities and matures in February 2012.

7.    Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Historically, the Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts principally related to the Company's borrowings, the amount of which are determined by interest rates.
Cash Flow Hedges of Interest Rate Risk
The Company's objective for previously using interest rate derivatives was to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings as gain or loss on derivative instruments. During the three months ended March 31, 2010, the Company recognized a loss of approximately $343,000 for changes in hedge ineffectiveness attributable to revised inputs used in the valuation models to estimate effectiveness. The Company settled all of its remaining interest rate swaps in 2010.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

The unamortized balance of the settled interest rate swaps at March 31, 2011 and December 31, 2010 was $79.1 million and $81.5 million, respectively. Amortization of realized gains and losses associated with the settled interest rate swaps has been included in accumulated other comprehensive loss in the accompanying Consolidated Statement of Equity and Comprehensive Income (Loss) of the Parent Company and the accompanying Consolidated Statement of Capital and Comprehensive Income (Loss) of the Operating Partnership.
The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest rate products	$—	6,558	Interest expense	$2,367	825	Loss on derivative instruments	$—	343

8.    Fair Value Measurements

Impairment of Long-lived Assets
Long-lived assets held and used are comprised primarily of real estate. During the three months ended March 31, 2011 and 2010 the Company did not establish provisions for impairment of long-lived assets.

Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets as described in Note 2. The fair value of the trading securities held in trust was determined using Level 1 quoted prices in active markets. The fair value of the trading securities held in trust was $21.7 million and $20.9 million at March 31, 2011 and December 31, 2010, respectively.
Notes Payable
The fair value of the Company's notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in distribution-in-kind liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $1.5 billion and $1.7 billion at March 31, 2011 and December 31, 2010, respectively.
Noncontrolling Interests of the Parent Company and Partners’ Capital
The Operating Partnership had 177,164 limited Partnership Units outstanding at both March 31, 2011 and December 31, 2010. The limited Partnership Units are exchangeable for the Parent Company's common stock. The redemption value of the limited Partnership Units is based on the closing market price of the Parent Company's common stock and is used to calculate the fair value measurement. Therefore, the fair value measurements fall within Level 1 of the fair value hierarchy. The Parent Company's closing common stock price was $43.48 and $42.24 per share as of March 31, 2011 and December 31, 2010, respectively, and the aggregate redemption value of the limited Partnership Units was $7.7 million and $7.5 million, respectively.
Noncontrolling Interests of the Parent Company and the Operating Partnership
At March 31, 2011, the Company held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontrolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was $9.8 million and $9.3 million at March 31, 2011 and December 31, 2010, respectively, and is generally determined by applying a market-based capitalization rate to net operating income. Each of the inputs

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

used in calculating these fair value measurements fall within Level 3 of the fair value hierarchy. Their related carrying value was $6.9 million and $6.8 million as of March 31, 2011 and December 31, 2010, respectively, which is included within noncontrolling interests of Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

9.    Equity and Capital

Common Stock of the Parent Company
On March 9, 2011, the Parent Company settled its forward sale agreements dated December 4, 2009 (the "Forward Equity Offering") with J.P. Morgan and Wells Fargo Securities by delivering an aggregate 8.0 million shares of common stock. Upon physical settlement of the Forward Equity Offering, the Company received net proceeds of approximately $215.4 million. The Company used a portion of the proceeds to repay the Line, which had been drawn upon to repay unsecured notes of $161.7 million that matured in January 2011.

10.    Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010

Restricted stock	$2,696	1,713
Directors’ fees paid in common stock	62	49
Capitalized stock-based compensation	(257)	(167)
Total	$2,501	1,595

The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

There were no stock options granted or exercised during the three months ended March 31, 2011. The Company issues new shares to fulfill option exercises from its authorized shares available. The following table reports stock option activity during the three months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	442,880	$51.85
Less: Forfeited	34,949	52.15
Outstanding March 31, 2011	407,931	$51.82	3.6	$(3,403)
Vested and expected to vest - March 31, 2011	407,931	$51.82	3.6	$(3,403)
Exercisable March 31, 2011	407,931	$51.82	3.6	$(3,403)

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

The following table presents information regarding non-vested option activity during the three months ended March 31, 2011:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	2,185	$8.78
Less: 2011 Vesting	2,185	8.78
Non-vested at March 31, 2011	—	$—

The following table reports non-vested restricted stock activity during the three months ended March 31, 2011:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	436,559
Add: Time-based awards granted	107,531		$41.54
Add: Performance-based awards granted	18,246		$41.54
Add: Market-based awards granted	165,689		$41.54
Less: Vested and Distributed	152,085		$42.73
Less: Forfeited	79		$63.26
Non-vested at March 31, 2011	575,861	$25,038	$40.11

The weighted-average grant price for restricted stock granted during the three months ended March 31, 2011 was $41.54. The total intrinsic value of restricted stock vested during the three months ended March 31, 2011 was $6.5 million.

As of March 31, 2011, there was $21.5 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2014. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively (in thousands except per share data):

	2011	2010
Numerator:
Income from continuing operations	$8,126	10,536
Discontinued operations	4	6,903
Net income	8,130	17,439
Less: Preferred stock dividends	4,919	4,919
Less: Noncontrolling interests	1,026	1,121
Net income attributable to common stockholders	2,185	11,399
Less: Dividends paid on unvested restricted stock	240	191
Net income attributable to common stockholders - basic and diluted	$1,945	11,208
Denominator:
Weighted average common shares outstanding for basic EPS	83,099	80,908
Incremental shares to be issued under unvested restricted stock	33	—
Incremental shares under Forward Equity Offering	1,695	1,087
Weighted average common shares outstanding for diluted EPS	84,827	81,995
Income per common share – basic
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common stockholders	$0.02	0.14
Income per common share – diluted
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common stockholders	$0.02	0.14
The exchangeable operating partnership units were anti-dilutive to diluted EPS for the three months ended March 31, 2011 and 2010, and therefore, the units and related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPS.

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 2011 and 2010, respectively (in thousands except per unit data):

	2011	2010
Numerator:
Income from continuing operations	$8,126	10,536
Discontinued operations	4	6,903
Net income	8,130	17,439
Less: Preferred unit distributions	5,850	5,850
Less: Noncontrolling interests	82	96
Net income attributable to common unit holders	2,198	11,493
Less: Dividends paid on unvested restricted stock	240	191
Net income attributable to common unit holders - basic and diluted	$1,958	11,302
Denominator:
Weighted average common units outstanding for basic EPU	83,276	81,352
Incremental units to be issued under unvested restricted stock	33	—
Incremental units under Forward Equity Offering	1,695	1,087
Weighted average common units outstanding for diluted EPU	85,004	82,439
Income per common unit – basic
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common unit holders	$0.02	0.14
Income per common unit – diluted
Continuing operations	$0.02	0.05
Discontinued operations	—	0.09
Net income attributable to common unit holders	$0.02	0.14

Regency Centers Corporation and Regency Centers, L.P.
Notes to Consolidated Financial Statements
March 31, 2011

12.    Commitments and Contingencies
The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Company has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Company monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. If an operating or development property requires remediation to be performed by the Company prior to development or as a condition of sale, environmental remediation obligations are estimated and are considered in the assessment of the property's value. In the event environmental remediation is required, the Company adjusts the sales price of the property for the environmental remediation to be performed, funds the cash in escrow to remediate the environmental issues, or agrees to remain responsible for the future environmental remediation expenses in which case the Company would accrue the estimated potential liability. The Company also has legal obligations to remediate certain sites and is in the process of doing so. The Company estimates the cost associated with remediating all of its environmental obligations at March 31, 2011 and December 31, 2010 to be $2.8 million and $2.9 million, respectively, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2011 and December 31, 2010, the Company had $4.0 million and $5.3 million letters of credit outstanding, respectively.

13.    Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after its March 31, 2011 consolidated balance sheet date noting the following material event:

Effective May 1, 2011, the Company entered into an agreement with the DESCO Group ("DESCO") to redeem its 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC. The agreement, allowed for a distribution-in-kind of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. The process utilized a one-for-one selection rotation, with Regency selecting first, until the value of the properties selected, as agreed upon by DESCO and Regency, exceeded Regency's existing ownership interest. Regency selected four assets, all in the St. Louis market. As part of the agreement, Regency received a $5.0 million disposition fee at closing on May 4, 2011 and will continue to earn asset management fees through 2011 for transition services.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (the “Parent Company”) and Regency Centers, L.P. (the “Operating Partnership”), collectively “Regency” or “the Company”, operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2010. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein.

Overview

Regency Centers Corporation began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. We are focused on achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We will achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership. Because of our structure and certain public debt financing, the Operating Partnership is also a registrant.

At March 31, 2011, we directly owned 216 shopping centers located in 23 states representing 23.3 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 180 shopping centers located in 25 states and the District of Columbia representing 21.4 million square feet of GLA.
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
At March 31, 2011, the operating shopping centers were 90.9% leased, down slightly from 91.6% leased at December 31, 2010. We currently expect rental rates to decline moderately in isolated markets as we release vacant space, or renew expiring leases, where the previous tenant's rental rates were above market.
We continue to closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We expect these weaker tenants to continue moving out of our shopping centers during 2011, which will provide us the opportunity to release these vacancies to financially stronger vibrant tenants that will contribute to the overall success of our shopping centers. We also evaluate consumer preferences, shopping behaviors and demographics to anticipate both challenges and opportunities in the changing retailing industry.
We closely monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. In certain geographic areas where economic weakness persists, we have centers that contain leases with these types of clauses, and we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project. We intend to fund our acquisition and development activity from various capital sources including new debt, equity and through capital recycling. Capital recycling involves identifying non-strategic assets from our real estate portfolio and selling those in the open market; and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns.
We strive to cost effectively and opportunistically strengthen our balance sheet, which should allow us to access various sources of capital to fund our future commitments. We endeavor to continue improving our key financial ratios and to maintain a high percentage of unencumbered assets: 82.4% of our real estate assets at March 31, 2011 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (“the Line”) which had no outstanding balance at March 31, 2011. Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 44.8% at March 31, 2011, a significant decline from our ratio at December 31, 2010 of 48.3% due to the settlement of our forward sale agreements ("Forward Equity Offering") in March 2011, discussed further below under Equity and Capital. Our coverage ratio including our pro-rata share of our partnerships was 2.2 times for the three months ended March 31, 2011 as compared to 2.1 times for the three months ended December 31, 2010. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. We plan to grow EBITDA through growth in net operating income by returning the occupancy percentages in our shopping centers back to historic levels and by acquiring or developing high quality shopping centers, which in combination with a conservative capital structure should favorably impact our coverage ratio on a long-term basis.
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

Our co-investment partnerships have significant levels of debt that mature through 2012 and are subject to significant borrowing risks if the capital markets again become unavailable as they were during the recession. While we have to date successfully refinanced our maturing loans, a downturn in the U.S. economy could hinder our ability to access capital, including access from or by our joint venture partners, or to obtain future financing to fund maturing debt. Currently, we believe that our joint venture partners have sufficient capital or access thereto for these future capital requirements. The impact to the Company or a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio
The following table summarize general information related to the consolidated properties in our shopping center portfolio, which we use to evaluate and monitor our performance:

	March 31, 2011	December 31, 2010
Number of Properties	216	215
Properties in Development	25	25
Gross Leasable Area	23,330,009	23,266,987
% Leased – Operating and Development	91.6%	91.6%
% Leased – Operating	90.9%	92.6%
The following table summarize general information related to the unconsolidated properties owned in co-investment partnerships in our shopping center portfolio, which we use to evaluate and monitor our performance:

	March 31, 2011	December 31, 2010
Number of Properties	180	181
Properties in Development	25	25
Gross Leasable Area	21,413,731	21,809,665
% Leased – Operating and Development	93.4%	93.6%
% Leased – Operating	93.8%	93.8%
We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at March 31, 2011:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	54	7.2%	4.5%
Publix	56	6.8%	4.4%
Safeway	57	5.6%	3.7%
Super Valu	29	3.1%	2.4%
(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of unconsolidated properties.

    Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and tenant receivables. We are closely monitoring industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.
As of March 31, 2011, 47 video rental stores occupied our shopping centers and represent $3.9 million of annual base rent on a pro-rata basis. Blockbuster Video, which filed for Chapter 11 bankruptcy protection on September 23, 2010, represents the majority of our video rental leases with 43 stores and annual base rent of $3.7 million or less than 1.0% of our annualized base rent including our pro-rata share of 16 stores in the unconsolidated properties. To date, Blockbuster has rejected 36 of the 43 leases. We expect additional store closures as well as assignment of some leases to Dish Network, which purchased Blockbuster's assets in April 2011.
Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010 and closed all of its stores in our shopping centers. The base rent loss associated with these store closings is insignificant to our annual base rent on a pro-rata basis.

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

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Net cash provided by operating activities	$49,487	44,089
Net cash (used in) provided by investing activities	(6,605)	19,261
Net cash provided by (used in) financing activities	422	(43,289)
Net increase in cash and cash equivalents	$43,304	20,061
On March 31, 2011 our cash balance was $65.8 million. We operate our business such that we expect net cash provided by operating activities, in combination with proceeds generated from sales of development properties and land, will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. The following table summarizes these amounts for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Cash flow from operations	$49,487	44,089
Gain on sales of developments and land	—	412
Total	$49,487	44,501

Scheduled principal payments	$1,226	1,249
Capital expenditures to maintain shopping centers	1,267	939
Distributions to share and unit holders	43,162	43,100
Total	$45,655	45,288
Our dividend distribution policy is set by our Board of Directors and they continuously review our financial results. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable June 1, 2011 to stock and unit holders of record as of May 18, 2011. Our dividend has remained unchanged since May 2009. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
At March 31, 2011, commitments available to us under the Line totaled $600.0 million and there was no outstanding balance on the Line. The Line matures in February 2012. We have initiated discussions with our lenders to evaluate our Line requirements and we expect to complete and close on a new credit facility prior to the maturity date of the Line. In February 2011, a $113.8 million revolving credit facility expired with no balance outstanding and we did not renew this facility.
On January 15, 2011, $161.7 million unsecured debt matured, and we repaid the maturity by borrowing on the Line. On March 9, 2011, we received net proceeds of $215.4 million from the settlement of the 8.0 million common share Forward Equity Offering and used a portion of the proceeds to payoff the balance of the Line. Through 2013, we currently estimate that we will require approximately $278.5 million primarily to repay $229.3 million of maturing debt (excluding scheduled principal payments), complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt.

At March 31, 2011 we had 26 development properties that were either under construction or in lease up, which when completed, will represent a net investment of $531.3 million after projected sales of adjacent land and out-parcels. This compares to 26 development properties at December 31, 2010 representing an investment of $520.7 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.8% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be $15.5 million.
At March 31, 2011, our joint ventures had $760.7 million of scheduled secured mortgage loans and credit lines maturing through 2013. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable. Year to date through April 2011, our joint ventures repaid $418.4 million of debt maturing in 2011 by refinancing 20 assets in the GRIR co-investment partnership with new mortgage loans totaling $340.0 million in combination with capital contributions from the partners of $78.4 million. We contributed $25.3 million, representing our pro-rata share of the capital call, which we funded from the proceeds of the settlement of Forward Equity Offering.
We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 99% of the total debt of the co-investment partnerships including lines of credit as of March 31, 2011. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse. We also have a 50% investment interest in a single asset joint venture with an $8.8 million loan which contains guarantees from each partner limited to their respective interest. During April 2011, the loan was repaid and we contributed $4.4 million for our pro-rata share.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.
Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At March 31, 2011, the Parent Company had an existing shelf registration statement available for the issuance of new equity securities.

Investments in Real Estate Partnerships

At March 31, 2011, we had investments in real estate partnerships of $408.2 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at March 31, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Number of Joint Ventures	18	18
Regency’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	180	181
Combined Assets	$3,911,414	3,983,122
Combined Liabilities	$2,232,319	2,262,476
Combined Equity	$1,679,095	1,720,646
Regency’s Share of (1):
Assets	$1,238,241	1,263,400
Liabilities	$696,858	706,026
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
Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these real estate partnerships, we received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $7.9 million and $6.9 million for the three months ended March 31, 2011 and 2010, respectively.
Our investments in real estate partnerships as of March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	Ownership	2011	2010
GRI - Regency, LLC (GRIR)	40.00%	$260,402	277,235
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(41)	63
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)	16.35%	18,995	20,050
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	19,712	20,025
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,365	9,815
Cameron Village, LLC (Cameron)	30.00%	17,511	17,604
RegCal, LLC (RegCal)	25.00%	19,253	15,340
Regency Retail Partners, LP (the Fund)	20.00%	17,207	17,478
US Regency Retail I, LLC (USAA)	20.01%	3,606	3,941
Other investments in real estate partnerships	50.00%	42,228	47,041
Total		$408,238	428,592

Effective May 1, 2011, we entered into an agreement with the DESCO Group ("DESCO") to redeem our 16.35% interest in MCWR-DESCO. The agreement, allowed for a distribution-in-kind of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to the partners after a selection process, as provided for by the agreement. The process utilized a one-for-one selection process, where we selected first, until the value of the properties selected, as we agreed upon with DESCO, exceeded our existing ownership interest. We selected four assets, all in the St. Louis market. As part of the agreement, we received a $5.0 million disposition fee at closing on May 4, 2011 and will continue to earn asset management fees through 2011 for transition services.

Notes Payable and Unsecured Line of Credit
Notes Payable
The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and less than 9% of the secured debt of the Operating Partnership.
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2020. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.00% to 8.40% with a weighted average rate of 6.52%. As of March 31, 2011, we had two variable rate mortgage loans, one in the amount of $4.0 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $7.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. On January 18, 2011, we paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from a portion of the proceeds received with the Forward Equity Offering settlement as further discussed below under Equity and Capital.
At March 31, 2011, 99.4% of our total debt had fixed interest rates, compared with 99.0% at December 31, 2010. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 1.0% of our total debt.
Unsecured Line of Credit
We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding on the Line at March 31, 2011 and the outstanding balance was $10.0 million at December 31, 2010. We have initiated discussions with our lender to enter into a new Line commitment and term, and we expect to close on the new commitment prior to February 2012.
The interest spread paid on the Line commitment is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of EBITDA to Fixed Charges, and other covenants customary with this type of unsecured financing. As of March 31, 2011, management believes we are in compliance with all financial covenants for the Line. The Line is used to finance the acquisition and development of real estate and for general working-capital purposes.
We had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011, and was not renewed. At December 31, 2010, the revolving credit facility had a variable interest rate equal to LIBOR plus 100 basis points and an annual facility fee of 20 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. There was no balance outstanding at December 31, 2010.
Outstanding debt at March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$400,971	402,151
Variable rate mortgage loans	11,948	11,189
Fixed rate unsecured loans	1,509,552	1,671,129
Total notes payable	1,922,471	2,084,469
Unsecured line of credit	—	10,000
Total	$1,922,471	2,094,469

As of March 31, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$3,754	8,494	20,000	32,248
2012	5,267	—	192,377	197,644
2013	5,151	16,340	—	21,491
2014	4,380	21,170	150,000	175,550
2015	3,136	46,251	350,000	399,387
Beyond 5 Years	5,716	292,535	800,000	1,098,251
Unamortized debt discounts (premiums)	—	725	(2,825)	(2,100)
Total	$27,404	385,515	1,509,552	1,922,471

(1) Includes unsecured public debt and the unsecured line of credit (the "Line"). The Line is included in 2012 maturities and matures in February 2012.

Notes Payable - Investments in Real Estate Partnerships
At March 31, 2011, our investments in real estate partnerships had notes payable of $2.1 billion maturing through 2028, of which 99.1% had weighted average fixed interest rates of 5.8%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 73 to 270 basis points. Our pro-rata share of these loans was $654.8 million. We and our partners have no guarantees related to these loans except for an $8.8 million loan related to our 50% ownership interest in one single asset real estate partnership where we are only responsible for our pro-rata share of the loan. During April 2011, the $8.8 million loan was repaid and we contributed $4.4 million for our pro-rata share.
Effective April 14, 2011, GRIR placed mortgages totaling $340.0 million on 20 assets in the partnership to repay a portion of the partnership's $430.4 million of secured debt maturing during 2011. The refinance includes a weighted average interest rate of 4.9% over a weighted average 11-year term and is interest-only for the first year. The GRIR partners intend to contribute their pro-rata share of the capital necessary to repay the balance of the 2011 maturities not repaid from the new loans.
As of March 31, 2011, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2011	$4,680	448,760	8,782	462,222	181,582
2012	8,683	244,418	11,020	264,121	99,849
2013	10,015	24,373	—	34,388	12,331
2014	10,414	77,305	—	87,719	25,426
2015	10,325	298,324	—	308,649	73,075
Beyond 5 Years	41,730	886,802	—	928,532	261,696
Unamortized debt premiums, net	—	4,327	—	4,327	876
Total	$85,847	1,984,309	19,802	2,089,958	654,835

Equity and Capital

Common Stock of the Parent Company
On March 9, 2011, we physically settled the Forward Equity Offering dated December 4, 2009 with J.P. Morgan and Wells Fargo Securities by delivering an aggregate 8.0 million shares of the Company's common stock and received net proceeds of approximately $215.4 million. We used a portion of the proceeds to repay the Line, which had been drawn upon to repay unsecured notes of $161.7 million that matured in January 2011. The balance of the proceeds will be used for general working capital purposes.

Results from Operations
Comparison of the three months ended March 31, 2011 to 2010:
Our revenues increased by $3.0 million or 2.4% to $127.1 million in 2011, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$89,384	86,204	3,180
Percentage rent	907	360	547
Recoveries from tenants and other income	28,965	30,583	(1,618)
Management, transaction, and other fees	7,858	6,931	927
Total revenues	$127,114	124,078	3,036
Leasing percentages increased slightly as more tenants opened new stores in our development properties during the three months ended March 31, 2011, as compared to the same period in 2010, causing the increase in minimum rent. The increase in percentage rent was due to increased sales during the three months ended March 31, 2011, as compared to 2010. The decrease in recoveries from tenants and other income resulted from a higher level of store closures and termination fees experienced during the three months ended March 31, 2010 that did not reoccur at the same level during 2011; the result of an improving retail sales environment. The increase in management, transaction, and other fees was due to higher leasing commissions earned from our joint ventures during the three months ended March 31, 2011, as compared to 2010.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$1,726	1,408	318
Property management fees	3,963	3,952	11
Leasing commissions and other fees	2,169	1,571	598
	$7,858	6,931	927
Leasing commissions and other fees earned for the three months ended March 31, 2011 were higher as a result of increased leasing and construction management activity in the joint ventures as compared to the same period in 2010.
Our operating expenses increased by $4.6 million or 5.6% to $86.1 million in 2011. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$35,190	31,228	3,962
Operating, maintenance, and real estate taxes	34,278	32,091	2,187
General and administrative	16,954	15,318	1,636
Provision for doubtful accounts	626	2,339	(1,713)
Other expenses	(905)	607	(1,512)
Total operating expenses	$86,143	81,583	4,560

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to recently completed developments commencing operations and newly acquired properties subsequent to March 31. 2010, as well as general increases in expenses incurred by the operating properties for the three months ended March 31, 2011. The majority of these cost increases are recoverable from our tenants and included in our revenues. General and administrative expense increased $1.6 million due to higher levels of compensation earned as a result of higher levels of performance during the three months ended March 31, 2011, as compared to 2010. Provision for doubtful accounts decreased as a result of improvements in the collection of tenant's accounts receivable for the three months ended March 31, 2011, as compared to 2010, a continued indicator of an improving economy.

The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$29,232	30,691	(1,459)
Interest on line of credit	456	367	89
Capitalized interest	(589)	(2,080)	1,491
Hedge interest	2,367	826	1,541
Interest income	(601)	(675)	74
	$30,865	29,129	1,736
Interest on notes payable decreased during the three months ended March 31, 2011 as a result of the repayment of $161.7 million of unsecured debt in January 2011. Capitalized interest decreased as a result of reduced development activity during the three months ended March 31, 2011, as compared to 2010. Hedge interest increased as a result of $61.6 million of hedges settled subsequent to March 31, 2010 that resulted in increased hedge interest expense for the three months ended March 31, 2011.
During the three months ended March 31, 2011, we sold two out-parcels for net proceeds of $1.3 million and recognized no gain, whereas during the three months ended March 31, 2010, we sold five out-parcels for net proceeds of $4.5 million and recognized a gain of approximately $373,000.
Our equity in income (loss) of investments in real estate partnerships changed by $1.2 million during the three months ended March 31, 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$1,177	(4,177)	5,354
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(55)	(33)	(22)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(275)	(259)	(16)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	282	364	(82)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	77	21	56
Cameron Village, LLC (Cameron)	30.00%	137	(96)	233
RegCal, LLC (RegCal)	25.00%	63	(51)	114
Regency Retail Partners, LP (the Fund)	20.00%	38	(44)	82
US Regency Retail I, LLC (USAA)	20.01%	(16)	(75)	59
Other investments in real estate partnerships	50.00%	(4,153)	458	(4,611)
Total		$(2,725)	(3,892)	1,167
The change in our equity in loss of investments in real estate partnerships is primarily related to a $4.6 million provision for impairment recorded on our investment in a joint venture in which we have an ownership interest of 50% ("Other investments in real estate partnerships") for the three months ended March 31, 2011. In addition, the change is attributable to the provision for impairment of $9.0 million, of which our pro-rata share was $3.6 million that GRIR recognized for the three months ended March 31, 2010. Our equity in income of GRIR increased for the three months ended March 31, 2011, resulting from lower interest expense for the three months ended March 31, 2011, as compared to 2010 due to significant repayments of debt during 2010.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Income from discontinued operations was approximately $4,000 for the three months ended March 31, 2011 related to the operations of shopping centers sold or classified as held-for-sale, whereas income from discontinued operations was $6.9 million for the three months ended March 31, 2010. Income from discontinued operations for the three months ended March 31, 2010 includes $6.8 million in gains from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of shopping centers sold or classified as held-for-sale.
Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended March 31, 2011 was $2.2 million, a decrease in net income of $9.2 million as compared to net income of $11.4 million for the three months ended March 31, 2010. The lower net income was primarily related to the $6.8 million gain recorded from the sale of an operating property and a development property recognized during the three months ended March 31, 2010 and higher depreciation expense in 2011. Our diluted net income per share was $0.02 for the three months ended March 31, 2011 as compared to diluted net income per share of $0.14 for the three months ended March 31, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended March 31, 2011 was $2.2 million, a decrease of $9.3 million as compared to net income of $11.5 million for the three months ended March 31, 2010 for the same reasons stated above. Our diluted net income per unit was $0.02 for the three months ended March 31, 2011 as compared to net income per unit of $0.14 for the three months ended March 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to significant components of interest rate risk due to the variable interest rate on our Line commitment that is based upon LIBOR plus a spread of 55 basis points. LIBOR rates charged on our Line change monthly and the spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we strive for a laddering of maturities, borrow primarily at fixed interest rates, and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
We have $212.9 million of fixed rate debt maturing (excluding scheduled principal payments) in 2011 and 2012 that has a weighted average fixed interest rate of 6.79%, which includes $212.3 million of unsecured long-term debt. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current state of the capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize new borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2011, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at March 31, 2011 and are subject to change on a monthly basis.
The table below incorporates only those exposures that exist as of March 31, 2011 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$24,206	197,440	21,287	172,052	399,387	1,098,251	1,912,623	1,527,255
Average interest rate for all fixed rate debt (1)	5.78%	5.67%	5.65%	5.72%	5.87%	5.87%	—	—
Variable rate LIBOR debt	$8,042	204	204	3,498	—	—	11,948	11,178
Average interest rate for all variable rate debt (1)	5.80%	5.80%	5.80%	—	—	—	—	—
(1) Average interest rates at the end of each year presented.
The fair value of total debt in the table above is $1.5 billion versus its face value of $1.9 billion.

Item 4. Controls and Procedures (Regency Centers Corporation)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Controls and Procedures (Regency Centers, L.P.)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended March 31, 2011:

Maximum number or
			Total number of	approximate dollar
	Total number	Average price	shares purchased as	value of shares that may yet
	of shares	paid per	part of publicly announced	be purchased under the
Period	purchased (1)	share	plans or programs	plans or programs
January 1 through January 31, 2011	—	—	—	—
February 1 through February 28, 2011	41,928	$42.73	—	—
March 1 through March 31, 2011	—	—	—	—
Total	41,928	$42.73	—	—
(1) Represents shares delivered in payment of withholding taxes in connection with options exercised and restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company's other public files, which are available without charge through the SEC's website at http://www.sec.gov.

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.

Exhibit No.    Description

31.    Rule 13a-14(a)/15d-14(a) Certifications.

31.1    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation

31.2    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation

31.3    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

31.4    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.    Section 1350 Certifications.

32.1*    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation

32.2*    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation

32.3*    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

32.4*    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.    Interactive Data Files

101.INS**+    XBRL Instance Document

101.SCH**+    XBRL Taxonomy Extension Schema Document

101.CAL**+    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+    XBRL Taxonomy Definition Linkbase Document

101.LAB**+    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+    XBRL Taxonomy Extension Presentation Linkbase Document

__________________________
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

Date: May 11, 2011	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)