Form 10-Q
period 2011-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2011-08-05
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,905,971 as of August 4, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2011, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

Item 1.    Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except share data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,168,160	1,093,700
Buildings and improvements	2,408,966	2,284,522
Properties in development	499,584	610,932
	4,076,710	3,989,154
Less: accumulated depreciation	755,378	700,878
	3,321,332	3,288,276
Investments in real estate partnerships	425,559	428,592
Net real estate investments	3,746,891	3,716,868
Cash and cash equivalents	18,408	22,460
Accounts receivable, net of allowance for doubtful accounts of $4,827 and $4,819 at June 30, 2011 and December 31, 2010, respectively	27,301	36,600
Straight-line rent receivable, net of allowance of $1,598 and $1,396 at June 30, 2011 and December 31, 2010, respectively	47,768	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $68,172 and $69,158 at June 30, 2011 and December 31, 2010, respectively	62,912	63,165
Acquired lease intangible assets, less accumulated amortization of $13,707 and $13,996 at June 30, 2011 and December 31, 2010, respectively	18,320	18,219
Trading securities held in trust, at fair value	23,285	20,891
Other assets	39,474	35,164
Total assets	$4,020,290	3,994,539
Liabilities and Equity
Liabilities:
Notes payable	$1,940,145	2,084,469
Unsecured line of credit	30,000	10,000
Accounts payable and other liabilities	121,617	138,196
Acquired lease intangible liabilities, less accumulated accretion of $4,434 and $11,010 at June 30, 2011 and December 31, 2010, respectively	8,682	6,682
Tenants’ security and escrow deposits	11,152	10,790
Total liabilities	2,111,596	2,250,137
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at June 30, 2011 and December 31, 2010 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 89,905,318 and 81,886,872 shares issued at June 30, 2011 and December 31, 2010, respectively	899	819
Treasury stock at cost, 330,620 and 347,482 shares held at June 30, 2011 and December 31, 2010, respectively	(14,985)	(16,175)
Additional paid in capital	2,259,745	2,039,612
Accumulated other comprehensive loss	(76,162)	(80,885)
Distributions in excess of net income	(596,898)	(533,194)
Total stockholders’ equity	1,847,599	1,685,177
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at June 30, 2011 and December 31, 2010	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $7,790 and $7,483 at June 30, 2011 and December 31, 2010, respectively	(862)	(762)
Limited partners’ interests in consolidated partnerships	12,799	10,829
Total noncontrolling interests	61,095	59,225
Total equity	1,908,694	1,744,402
Total liabilities and equity	$4,020,290	3,994,539
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$89,684	85,845	$179,068	172,049
Percentage rent	151	264	1,058	624
Recoveries from tenants and other income	26,352	25,624	55,317	56,207
Management, transaction, and other fees	12,195	9,518	20,053	16,449
Total revenues	128,382	121,251	255,496	245,329
Operating expenses:
Depreciation and amortization	32,057	31,395	67,247	62,623
Operating and maintenance	17,861	17,221	37,436	34,819
General and administrative	15,177	12,656	32,131	27,974
Real estate taxes	14,297	14,378	29,000	28,871
Provision for doubtful accounts	1,586	63	2,212	2,402
Other expenses (income)	735	1,080	(174)	1,687
Total operating expenses	81,713	76,793	167,852	158,376
Other expense (income):
Interest expense, net of interest income of $587 and $640 for the three months ended June 30, 2011 and 2010, respectively, and $1,188 and $1,315 for the six months ended June 30, 2011 and 2010, respectively	30,563	30,635	61,428	59,764
Loss (gain) on sale of properties in development	—	226	—	(565)
(Income) loss from deferred compensation plan	(143)	988	(888)	374
Loss on derivative instruments	—	579	—	922
Total other expense (income)	30,420	32,428	60,540	60,495
Income before equity in income (loss) of investments in real estate partnerships	16,249	12,030	27,104	26,458
Equity in income (loss) of investments in real estate partnerships	2,688	1,782	(37)	(2,110)
Income from continuing operations	18,937	13,812	27,067	24,348
Discontinued operations, net:
Operating (loss) income	—	(76)	—	30
(Loss) gain on sale of operating properties and properties in development	—	(32)	—	6,765
(Loss) income from discontinued operations	—	(108)	—	6,795
Net income	18,937	13,704	27,067	31,143
Noncontrolling interests:
Preferred units	(931)	(931)	(1,862)	(1,862)
Exchangeable operating partnership units	(37)	(27)	(50)	(121)
Limited partners’ interests in consolidated partnerships	(189)	(79)	(271)	(175)
Net income attributable to noncontrolling interests	(1,157)	(1,037)	(2,183)	(2,158)
Net income attributable to controlling interests	17,780	12,667	24,884	28,985
Preferred stock dividends	(4,919)	(4,919)	(9,838)	(9,838)
Net income attributable to common stockholders	$12,861	7,748	$15,046	19,147
Income per common share - basic:
Continuing operations	$0.14	0.09	$0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common stockholders	$0.14	0.09	$0.17	0.23
Income per common share - diluted:
Continuing operations	$0.14	0.09	$0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common stockholders	$0.14	0.09	$0.17	0.23

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2011 and 2010
(in thousands, except per share data)
(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	(16,509)	2,024,883	(49,973)	(371,837)	1,862,379	49,158	7,321	11,748	68,227	1,930,606
Comprehensive income:
Net income	—	—	—	—	—	28,985	28,985	1,862	121	175	2,158	31,143
Amortization of loss on derivative instruments	—	—	—	—	1,752	—	1,752	—	4	—	4	1,756
Change in fair value of derivative instruments	—	—	—	—	(25,729)	—	(25,729)	—	(60)	—	(60)	(25,789)
Total comprehensive income							5,008				2,102	7,110
Deferred compensation plan, net	—	—	(314)	203	—	—	(111)	—	—	—	—	(111)
Restricted stock issued, net of amortization	—	—	—	3,426	—	—	3,426	—	—	—	—	3,426
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,404)	—	—	(1,404)	—	—	—	—	(1,404)
Common stock issued for dividend reinvestment plan	—	1	—	1,313	—	—	1,314	—	—	—	—	1,314
Common stock issued for stock offerings, net of issuance costs	—	3	—	7,308	—	—	7,311	—	(7,311)	—	(7,311)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	128	128	128
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,212)	(1,212)	(1,212)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(9,838)	(9,838)	(1,862)	—	—	(1,862)	(11,700)
Common stock/unit ($.925 per share)	—	—	—	—	—	(75,574)	(75,574)	—	(290)	—	(290)	(75,864)
Balance at June 30, 2010	$275,000	819	(16,823)	2,035,729	(73,950)	(428,264)	1,792,511	49,158	(215)	10,839	59,782	1,852,293

Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Comprehensive income:
Net income	—	—	—	—	—	24,884	24,884	1,862	50	271	2,183	27,067
Amortization of loss on derivative instruments	—	—	—	—	4,723	—	4,723	—	10	—	10	4,733
Total comprehensive income							29,607				2,193	31,800
Deferred compensation plan, net	—	—	1,190	715	—	—	1,905	—	—	—	—	1,905
Restricted stock issued, net of amortization	—	—	—	5,391	—	—	5,391	—	—	—	—	5,391
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,824)	—	—	(1,824)	—	—	—	—	(1,824)
Common stock issued for dividend reinvestment plan	—	—	—	562	—	—	562	—	—	—	—	562
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,509	2,509	2,509
Distributions to partners	—	—	—	—	—	—	—	—	—	(810)	(810)	(810)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(9,838)	(9,838)	(1,862)	—	—	(1,862)	(11,700)
Common stock/unit ($.925 per share)	—	—	—	—	—	(78,750)	(78,750)	—	(160)	—	(160)	(78,910)
Balance at June 30, 2011	$275,000	899	(14,985)	2,259,745	(76,162)	(596,898)	1,847,599	49,158	(862)	12,799	61,095	1,908,694

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$27,067	31,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,247	62,832
Amortization of deferred loan cost and debt premium	6,140	3,185
Accretion of above and below market lease intangibles, net	(390)	(777)
Stock-based compensation, net of capitalization	5,010	3,199
Equity in loss of investments in real estate partnerships	37	2,110
Net gain on sale of properties	—	(7,350)
Provision for doubtful accounts	2,212	2,361
Distribution of earnings from operations of investments in real estate partnerships	22,872	21,694
Settlement of derivative instruments	—	(26,761)
Loss on derivative instruments	—	922
Deferred compensation expense (income)	1,724	(240)
Realized gain on trading securities held in trust	(172)	(157)
Unrealized (gain) loss on trading securities held in trust	(731)	517
Changes in assets and liabilities:
Accounts receivable	5,163	5,418
Straight-line rent receivables, net	(2,526)	(2,365)
Deferred leasing costs	(7,003)	(6,278)
Other assets	(6,833)	4,168
Accounts payable and other liabilities	(17,220)	(8,630)
Tenants’ security and escrow deposits	310	(126)
Net cash provided by operating activities	102,907	84,865
Cash flows from investing activities:
Acquisition of operating real estate	(5,415)	—
Development of real estate including acquisition of land	(32,066)	(22,983)
Proceeds from sale of real estate investments	2,067	34,501
Investments in real estate partnerships	(188,132)	(210,021)
Distributions received from investments in real estate partnerships	149,357	79,600
Dividends on trading securities held in trust	98	106
Acquisition of trading securities held in trust	(10,274)	(6,601)
Proceeds from sale of trading securities held in trust	8,685	6,653
Net cash used in investing activities	(75,680)	(118,745)
Cash flows from financing activities:
Net proceeds from common stock issuance	215,369	—
Proceeds from sale of treasury stock	2,096	801
Distributions to limited partners in consolidated partnerships, net	(633)	(1,182)
Distributions to exchangeable operating partnership unit holders	(160)	(290)
Distributions to preferred unit holders	(1,862)	(1,862)
Dividends paid to common stockholders	(78,188)	(74,260)
Dividends paid to preferred stockholders	(9,838)	(9,838)
Repayment of fixed rate unsecured notes	(161,691)	—
Proceeds from issuance of fixed rate unsecured notes, net	—	148,949
Proceeds from line of credit	320,000	110,000
Repayment of line of credit	(300,000)	(110,000)
Proceeds from notes payable	1,790	3,378
Repayment of notes payable	(15,560)	(21,188)
Scheduled principal payments	(2,470)	(2,449)
Payment of loan costs	(132)	(1,223)
Net cash (used in) provided by financing activities	(31,279)	40,836
Net (decrease) increase in cash and cash equivalents	(4,052)	6,956
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$18,408	106,433

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $957 and $3,323 in 2011 and 2010, respectively)	$67,052	59,081
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	7,311
Real estate received through distribution in kind	$46,157	—
Mortgage loans assumed through distribution in kind	$27,405	—
Mortgage loans assumed for the acquisition of operating real estate	$5,937	—
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	84
Common stock issued for dividend reinvestment plan	$562	1,314
Stock-based compensation capitalized	$515	333
Contributions from limited partners in consolidated partnerships, net	$2,332	98
Common stock issued for dividend reinvestment in trust	$323	318
Contribution of stock awards into trust	$1,105	1,112
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except unit data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,168,160	1,093,700
Buildings and improvements	2,408,966	2,284,522
Properties in development	499,584	610,932
	4,076,710	3,989,154
Less: accumulated depreciation	755,378	700,878
	3,321,332	3,288,276
Investments in real estate partnerships	425,559	428,592
Net real estate investments	3,746,891	3,716,868
Cash and cash equivalents	18,408	22,460
Accounts receivable, net of allowance for doubtful accounts of $4,827 and $4,819 at June 30, 2011 and December 31, 2010, respectively	27,301	36,600
Straight-line rent receivable, net of allowance of $1,598 and $1,396 at June 30, 2011 and December 31, 2010, respectively	47,768	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $68,172 and $69,158 at June 30, 2011 and December 31, 2010, respectively	62,912	63,165
Acquired lease intangible assets, less accumulated amortization of $13,707 and $13,996 at June 30, 2011 and December 31, 2010, respectively	18,320	18,219
Trading securities held in trust, at fair value	23,285	20,891
Other assets	39,474	35,164
Total assets	$4,020,290	3,994,539
Liabilities and Capital
Liabilities:
Notes payable	$1,940,145	2,084,469
Unsecured line of credit	30,000	10,000
Accounts payable and other liabilities	121,617	138,196
Acquired lease intangible liabilities, less accumulated accretion of $4,434 and $11,010 at June 30, 2011 and December 31, 2010, respectively	8,682	6,682
Tenants’ security and escrow deposits	11,152	10,790
Total liabilities	2,111,596	2,250,137
Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at June 30, 2011 and December 31, 2010	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at June 30, 2011 and December 31, 2010, liquidation preference of $25 per unit	275,000	275,000
General partner; 89,905,318 and 81,886,872 units outstanding at June 30, 2011 and December 31, 2010, respectively	1,648,761	1,491,062
Limited partners; 177,164 units outstanding at June 30, 2011 and December 31, 2010	(862)	(762)
Accumulated other comprehensive loss	(76,162)	(80,885)
Total partners’ capital	1,895,895	1,733,573
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	12,799	10,829
Total noncontrolling interests	12,799	10,829
Total capital	1,908,694	1,744,402
Total liabilities and capital	$4,020,290	3,994,539

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$89,684	85,845	$179,068	172,049
Percentage rent	151	264	1,058	624
Recoveries from tenants and other income	26,352	25,624	55,317	56,207
Management, transaction, and other fees	12,195	9,518	20,053	16,449
Total revenues	128,382	121,251	255,496	245,329
Operating expenses:
Depreciation and amortization	32,057	31,395	67,247	62,623
Operating and maintenance	17,861	17,221	37,436	34,819
General and administrative	15,177	12,656	32,131	27,974
Real estate taxes	14,297	14,378	29,000	28,871
Provision for doubtful accounts	1,586	63	2,212	2,402
Other expenses (income)	735	1,080	(174)	1,687
Total operating expenses	81,713	76,793	167,852	158,376
Other expense (income):
Interest expense, net of interest income of $587 and $640 for the three months ended June 30, 2011 and 2010, respectively, and $1,188 and $1,315 for the six months ended June 30, 2011 and 2010, respectively	30,563	30,635	61,428	59,764
Loss (gain) on sale of properties in development	—	226	—	(565)
(Income) loss from deferred compensation plan	(143)	988	(888)	374
Loss on derivative instruments	—	579	—	922
Total other expense (income)	30,420	32,428	60,540	60,495
Income before equity in income (loss) of investments in real estate partnerships	16,249	12,030	27,104	26,458
Equity in income (loss) of investments in real estate partnerships	2,688	1,782	(37)	(2,110)
Income from continuing operations	18,937	13,812	27,067	24,348
Discontinued operations, net:
Operating (loss) income	—	(76)	—	30
(Loss) gain on sale of operating properties and properties in development	—	(32)	—	6,765
(Loss) income from discontinued operations	—	(108)	—	6,795
Net income	18,937	13,704	27,067	31,143
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(189)	(79)	(271)	(175)
Net income attributable to noncontrolling interests	(189)	(79)	(271)	(175)
Net income attributable to controlling interests	18,748	13,625	26,796	30,968
Preferred unit distributions	(5,850)	(5,850)	(11,700)	(11,700)
Net income attributable to common unit holders	$12,898	7,775	$15,096	19,268
Income per common unit - basic
Continuing operations	$0.14	0.09	$0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common unit holders	$0.14	0.09	$0.17	0.23
Income per common unit - diluted
Continuing operations	$0.14	0.09	$0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common unit holders	$0.14	0.09	$0.17	0.23

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Capital and Comprehensive Income (Loss)
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	$49,158	1,912,352	7,321	(49,973)	1,918,858	11,748	1,930,606
Comprehensive income:
Net income	1,862	28,985	121	—	30,968	175	31,143
Amortization of loss on derivative instruments	—	—	4	1,752	1,756	—	1,756
Change in fair value of derivative instrument	—	—	(60)	(25,729)	(25,789)	—	(25,789)
Total comprehensive income					6,935		7,110
Deferred compensation plan, net	—	(111)	—	—	(111)	—	(111)
Contributions from partners	—	—	—	—	—	128	128
Distributions to partners	—	(75,574)	(290)	—	(75,864)	(1,212)	(77,076)
Preferred unit distributions	(1,862)	(9,838)	—	—	(11,700)	—	(11,700)
Restricted stock issued by Parent Company, net of amortization	—	3,426	—	—	3,426	—	3,426
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(90)	—	—	(90)	—	(90)
Common units exchanged for common stock of Parent Company	—	7,311	(7,311)	—	—	—	—
Balance at June 30, 2010	$49,158	1,866,461	(215)	(73,950)	1,841,454	10,839	1,852,293

Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Comprehensive income:
Net income	1,862	24,884	50	—	26,796	271	27,067
Amortization of loss on derivative instruments	—	—	10	4,723	4,733	—	4,733
Total comprehensive income					31,529		31,800
Deferred compensation plan, net	—	1,905	—	—	1,905	—	1,905
Contributions from partners	—	—	—	—	—	2,509	2,509
Distributions to partners	—	(78,750)	(160)	—	(78,910)	(810)	(79,720)
Preferred unit distributions	(1,862)	(9,838)	—	—	(11,700)	—	(11,700)
Restricted stock issued by Parent Company, net of amortization	—	5,391	—	—	5,391	—	5,391
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,107	—	—	214,107	—	214,107
Balance at June 30, 2011	$49,158	1,923,761	(862)	(76,162)	1,895,895	12,799	1,908,694

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$27,067	31,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,247	62,832
Amortization of deferred loan cost and debt premium	6,140	3,185
Accretion of above and below market lease intangibles, net	(390)	(777)
Stock-based compensation, net of capitalization	5,010	3,199
Equity in loss of investments in real estate partnerships	37	2,110
Net gain on sale of properties	—	(7,350)
Provision for doubtful accounts	2,212	2,361
Distribution of earnings from operations of investments in real estate partnerships	22,872	21,694
Settlement of derivative instruments	—	(26,761)
Loss on derivative instruments	—	922
Deferred compensation expense (income)	1,724	(240)
Realized gain on trading securities held in trust	(172)	(157)
Unrealized (gain) loss on trading securities held in trust	(731)	517
Changes in assets and liabilities:
Accounts receivable	5,163	5,418
Straight-line rent receivables, net	(2,526)	(2,365)
Deferred leasing costs	(7,003)	(6,278)
Other assets	(6,833)	4,168
Accounts payable and other liabilities	(17,220)	(8,630)
Tenants’ security and escrow deposits	310	(126)
Net cash provided by operating activities	102,907	84,865
Cash flows from investing activities:
Acquisition of operating real estate	(5,415)	—
Development of real estate including acquisition of land	(32,066)	(22,983)
Proceeds from sale of real estate investments	2,067	34,501
Investments in real estate partnerships	(188,132)	(210,021)
Distributions received from investments in real estate partnerships	149,357	79,600
Dividends on trading securities held in trust	98	106
Acquisition of trading securities held in trust	(10,274)	(6,601)
Proceeds from sale of trading securities held in trust	8,685	6,653
Net cash used in investing activities	(75,680)	(118,745)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	215,369	—
Proceeds from sale of treasury stock	2,096	801
Distributions to limited partners in consolidated partnerships, net	(633)	(1,182)
Distributions to partners	(78,348)	(74,550)
Preferred unit distributions	(11,700)	(11,700)
Repayment of fixed rate unsecured notes	(161,691)	—
Proceeds from issuance of fixed rate unsecured notes, net	—	148,949
Proceeds from line of credit	320,000	110,000
Repayment of line of credit	(300,000)	(110,000)
Proceeds from notes payable	1,790	3,378
Repayment of notes payable	(15,560)	(21,188)
Scheduled principal payments	(2,470)	(2,449)
Payment of loan costs	(132)	(1,223)
Net cash (used in) provided by financing activities	(31,279)	40,836
Net (decrease) increase in cash and cash equivalents	(4,052)	6,956
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$18,408	106,433

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $957 and $3,323 in 2011 and 2010, respectively)	$67,052	59,081
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	7,311
Real estate received through distribution in kind	$46,157	—
Mortgage loans assumed through distribution in kind	$27,405	—
Mortgage loans assumed for the acquisition of real estate	$5,937	—
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	84
Common stock issued by Parent Company for dividend reinvestment plan	$562	1,314
Stock-based compensation capitalized	$515	333
Contributions from limited partners in consolidated partnerships, net	$2,332	98
Common stock issued for dividend reinvestment in trust	$323	318
Contribution of stock awards into trust	$1,105	1,112
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At June 30, 2011, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 220 retail shopping centers and held partial interests in an additional 147 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
Estimates, Risks, and Uncertainties
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, accounts receivable, net, and derivative instruments. Although the U.S. economy is recovering, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions were to weaken.
Consolidation
The accompanying consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, its wholly-owned subsidiaries, and consolidated partnerships in which the Company has a controlling interest. Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. All significant inter-company balances and transactions are eliminated in the consolidated financial statements.

2.    Real Estate Investments

On June 2, 2011, the Company acquired a shopping center for a purchase price of $11.0 million which included the assumption of $5.9 million in debt, recorded net of an approximately $310,000 debt premium. Acquired lease intangible assets and acquired lease intangible liabilities of $1.7 million and $2.6 million, respectively, were recorded for this acquisition.

On May 4, 2011, the Company entered into an agreement with the DESCO Group ("DESCO") to redeem its entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a distribution-in-kind ("DIK") of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which the Company received through the DIK were recorded at the carrying value of the Company's equity investment of $18.8 million. Additionally, as part of the agreement, Regency received a $5.0 million disposition fee at closing on May 4, 2011 to buyout its asset, property, and leasing management contracts, and will receive $1.0 million for transition services it will continue to provide through 2011, of which approximately $250,000 has been recognized. At December 31, 2010, MCWR-DESCO owned 32 shopping centers, had total assets of $366.8 million and recorded a net loss of $4.9 million for the year ended and the Company's share of its total assets and net loss was $60.0 million and approximately $817,000, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

3.    Discontinued Operations

During the six months ended June 30, 2011, the Company did not sell any operating or development properties. During the six months ended June 30, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues included in discontinued operations were approximately $626,000 for the six months ended June 30, 2010. The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, which is a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code. During the six months ended June 30, 2010, an immaterial amount of income tax expense was allocated to gain on sale of properties in development from discontinued operations.

4.    Income Taxes

Income tax expense (benefit) is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Income tax expense (benefit) from:
Continuing operations	$217	74	$(1,597)	81
Discontinued operations	—	2	—	20
Total income tax expense (benefit)	$217	76	$(1,597)	101

5.    Notes Payable and Unsecured Line of Credit
The Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt and 8.2% of the secured debt of the Operating Partnership.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2022, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.55%. Fixed interest rates on unsecured public debt range from 4.80% to 7.95% with a weighted average rate of 5.61%. As of June 30, 2011, the Company had two variable rate mortgage loans, one in the amount of $3.9 million with a variable interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $8.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. On January 18, 2011, the Company paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from proceeds from the unsecured line of credit.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of June 30, 2011, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Unsecured Line of Credit
The Company has a $600.0 million unsecured line of credit (the “Line”) commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a variable interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. The balance on the Line was $30.0 million and $10.0 million at June 30, 2011 and December 31, 2010, respectively. The Company has initiated discussions with its lender to enter into a new Line commitment and term, and expects to close on a new commitment prior to February 2012.
The Company is required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2011, management of the Company believes it is in compliance with all financial covenants for the Line. The proceeds from the Line are used to finance the acquisition and development of real estate and for general working-capital purposes.
The Company previously had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. There was no balance outstanding at December 31, 2010 and the Company did not renew this facility when it matured in February 2011.
The Company’s outstanding debt at June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$417,712	402,151
Variable rate mortgage loans	12,767	11,189
Fixed rate unsecured loans	1,509,666	1,671,129
Total notes payable	1,940,145	2,084,469
Unsecured line of credit	30,000	10,000
Total	$1,970,145	2,094,469

As of June 30, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$2,825	8,850	20,000	31,675
2012	5,836	—	222,377	228,213
2013	5,763	16,342	—	22,105
2014	5,174	20,928	150,000	176,102
2015	3,783	46,313	350,000	400,096
Beyond 5 Years	11,398	302,238	800,000	1,113,636
Unamortized debt (discounts)/premiums, net	—	1,029	(2,711)	(1,682)
Total	$34,779	395,700	1,539,666	1,970,145

(1) Includes unsecured public debt and the Line. The Line is included in 2012 maturities and matures in February 2012.

6.    Fair Value Measurements

Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using Level 1 quoted prices in active markets. The fair value of the trading securities held in trust was $23.3 million and $20.9 million at June 30, 2011 and December 31, 2010, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Notes Payable
The fair value of the Company's notes payable are estimated based on the current rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. Each of these fair value measurements fall within Level 3 of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.2 billion at both June 30, 2011 and December 31, 2010.

7.    Equity and Capital

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

8.    Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Restricted stock	$2,695	1,713	$5,391	3,426
Directors' fees paid in common stock	72	57	134	106
Less: Amount capitalized	(258)	(166)	(515)	(333)
Total	$2,509	1,604	$5,010	3,199

The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

There were no stock options granted during the six months ended June 30, 2011. The Company issues new shares to fulfill option exercises from its authorized shares available. The following table reports stock option activity during the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	442,880	$51.85	3.5	(4,255)
Less: Exercised	12,561	35.61
Less: Forfeited	26,754	51.43
Less: Expired	12,023	60.18
Outstanding June 30, 2011	391,542	$52.14	3.5	$(3,200)
Vested and expected to vest - June 30, 2011	391,542	$52.14	3.5	$(3,200)
Exercisable June 30, 2011	391,542	$52.14	3.5	$(3,200)

The following table presents information regarding non-vested option activity during the six months ended June 30, 2011:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	2,185	$8.78
Less: 2011 Vesting	2,185	8.78
Non-vested at June 30, 2011	—	$—

The following table reports non-vested restricted stock activity during the six months ended June 30, 2011:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	436,559
Add: Time-based awards granted	126,139		$42.15
Add: Performance-based awards granted	18,246		$41.54
Add: Market-based awards granted	165,689		$41.54
Less: Vested and Distributed	171,292		$43.08
Less: Forfeited	79		$63.26
Non-vested at June 30, 2011	575,262	$25,294

The weighted-average grant price for restricted stock granted during the six months ended June 30, 2011 was $41.79. The total intrinsic value of restricted stock vested during the six months ended June 30, 2011 was $7.5 million.

As of June 30, 2011, there was $19.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2014. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

9.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”). This plan allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. Restricted stock awards that are designated to be deferred into the NQDCP upon vesting are classified as liabilities from the grant date through the vesting date. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust. The Company accounts for the NQDCP in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 710 and the restricted stock awards under Topic 718. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. The NQDCP allows participants to allocate their account balance among various investments, including several mutual funds and the Company's common stock. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $37.3 million and $35.0 million at June 30, 2011 and December 31, 2010, respectively. Increases or decreases in the deferred compensation liability, including amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations.

Effective June 20, 2011, the Company amended its NQDCP such that participant account balances held in the Regency common stock fund including future deferrals of Regency common stock must remain allocated to the Regency common stock fund and may only be distributed to the participant in the form of Regency common stock upon termination from the plan.  Additionally, participant account balances allocated to various diversified mutual funds are now prohibited from being allocated into the Regency common stock fund.  As a result, changes in participant account balances related to the Regency common stock fund will be recorded directly within stockholders' equity rather than general and administrative expense.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended June 30, 2011 and 2010, respectively (in thousands except per share data):

	Three months ended		Six months ended
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$18,937	13,812	27,067	24,348
Discontinued operations	—	(108)	—	6,795
Net income	18,937	13,704	27,067	31,143
Less: Preferred stock dividends	4,919	4,919	9,838	9,838
Less: Noncontrolling interests	1,157	1,037	2,183	2,158
Net income attributable to common stockholders	12,861	7,748	15,046	19,147
Less: Dividends paid on unvested restricted stock	218	178	437	356
Net income attributable to common stockholders - basic	$12,643	7,570	14,609	18,791
Add: Dividends paid on Treasury Method restricted stock	20	—	34	—
Net income for common stockholders - diluted	$12,663	7,570	14,643	18,791
Denominator:
Weighted average common shares outstanding for basic EPS	89,074	81,054	86,090	80,952
Incremental shares to be issued under unvested restricted stock	44	—	36	—
Incremental shares under Forward Equity Offering	—	1,522	848	1,305
Weighted average common shares outstanding for diluted EPS	89,118	82,576	86,974	82,257
Income per common share – basic
Continuing operations	$0.14	0.09	0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common stockholders	$0.14	0.09	0.17	0.23
Income per common share – diluted
Continuing operations	$0.14	0.09	0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common stockholders	$0.14	0.09	0.17	0.23

Income (Loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the three months ended June 30, 2011 and 2010 were 177,164 and 256,598, respectively. Weighted average Exchangeable Operating Partnership units outstanding for the six months ended June 30, 2011 and 2010 were 177,164 and 354,126, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended June 30, 2011 and 2010, respectively (in thousands except per unit data):

	Three months ended		Six months ended
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$18,937	13,812	27,067	24,348
Discontinued operations	—	(108)	—	6,795
Net income	18,937	13,704	27,067	31,143
Less: Preferred unit distributions	5,850	5,850	11,700	11,700
Less: Noncontrolling interests	189	79	271	175
Net income attributable to common unit holders	12,898	7,775	15,096	19,268
Less: Dividends paid on unvested restricted stock	218	178	437	356
Net income attributable to common unit holders - basic	$12,680	7,597	14,659	18,912
Add: Dividends paid on Treasury Method restricted stock	20	—	34	—
Net income for common unit holders - diluted	$12,700	7,597	14,693	18,912
Denominator:
Weighted average common units outstanding for basic EPU	89,251	81,311	86,267	81,306
Incremental units to be issued under unvested restricted stock	44	—	36	—
Incremental units under Forward Equity Offering	—	1,522	848	1,305
Weighted average common units outstanding for diluted EPU	89,295	82,833	87,151	82,611
Income per common unit – basic
Continuing operations	$0.14	0.09	0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common unit holders	$0.14	0.09	0.17	0.23
Income per common unit – diluted
Continuing operations	$0.14	0.09	0.17	0.15
Discontinued operations	—	—	—	0.08
Net income attributable to common unit holders	$0.14	0.09	0.17	0.23

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

11.    Commitments and Contingencies
The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company estimates the cost associated with remediating all of its environmental obligations at June 30, 2011 and December 31, 2010 to be $2.7 million and $2.9 million, respectively, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2011 and December 31, 2010, the Company had $4.0 million and $5.3 million letters of credit outstanding, respectively.

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

At June 30, 2011, we directly owned 220 shopping centers located in 24 states representing 23.8 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 147 shopping centers located in 23 states and the District of Columbia representing 18.7 million square feet of GLA.
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
At June 30, 2011, the consolidated operating shopping centers were 91.7% leased, down slightly from 92.6% leased at December 31, 2010. We currently expect rental rates to decline moderately in isolated markets as we release vacant space, or renew expiring leases, where the previous tenant's rental rates were above market.
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

Shopping Center Portfolio
The following table summarizes general information related to the consolidated properties in our shopping center portfolio, which we use to evaluate and monitor our performance:

	June 30, 2011	December 31, 2010
Number of Properties	220	215
Properties in Development	18	25
Gross Leasable Area	23,829,082	23,266,987
% Leased – Operating and Development	91.4%	91.6%
% Leased – Operating	91.7%	92.6%
The following table summarizes general information related to the unconsolidated properties owned in co-investment partnerships in our shopping center portfolio, which we use to evaluate and monitor our performance:

	June 30, 2011		December 31, 2010
Number of Properties	147		181
Properties in Development	1	1	1
Gross Leasable Area	18,661,675		21,809,665
% Leased – Operating and Development	93.5%		93.6%
% Leased – Operating	93.6%		93.8%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at June 30, 2011:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	53	7.2%	4.5%
Publix	56	6.8%	4.4%
Safeway	57	5.6%	3.7%
Super Valu	29	3.1%	2.4%
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
Blockbuster Video, which filed for Chapter 11 bankruptcy protection on September 23, 2010, represents the majority of our video rental leases with annual base rent of less than 1.0% of our annualized base rent on a pro-rata basis. Most of the remaining leases are expected to be assigned to Dish Network, which purchased Blockbuster's assets in April 2011.
Movie Gallery/Hollywood Video filed for Chapter 11 bankruptcy protection on February 2, 2010 and closed all of its stores in our shopping centers. The base rent loss associated with these store closings is insignificant to our annual base rent on a pro-rata basis.
We periodically monitor the credit quality of our tenants by reviewing their reported credit ratings and sales data. We communicate often with those tenants who have announced store closings or filed bankruptcy. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Any new debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Net cash provided by operating activities	$102,907	84,865
Net cash used in investing activities	(75,680)	(118,745)
Net cash (used in) provided by financing activities	(31,279)	40,836
Net (decrease) increase in cash and cash equivalents	$(4,052)	6,956

On June 30, 2011 our cash balance was $18.4 million. We operate our business such that we expect net cash provided by operating activities, in combination with proceeds generated from sales of development properties and land, will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. The following table summarizes these amounts for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Cash flow from operations	$102,907	84,865
Settlement of derivative instruments	—	26,761
Gain on sales of developments and land	—	473
Total	$102,907	112,099

Scheduled principal payments	$2,470	2,449
Capital expenditures to maintain shopping centers	3,941	3,247
Distributions to share and unit holders	90,048	86,250
Total	$96,459	91,946
Our dividend distribution policy is set by our Board of Directors and they continuously review our financial results. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable August 31, 2011 to stock and unit holders of record as of August 17, 2011. Our dividend has remained unchanged since May 2009. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets - 81.7% of our real estate assets at June 30, 2011 are unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (“the Line”). Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures is 44.7% at June 30, 2011, a significant decline from our ratio at December 31, 2010 of 48.1% due to the settlement of our forward sale agreements ("Forward Equity Offering") in March 2011. Our coverage ratio including our pro-rata share of our partnerships was 2.2 times for the six months ended June 30, 2011 as compared to 2.1 times for the year ended December 31, 2010. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
At June 30, 2011, commitments available to us under the Line totaled $600.0 million, which had an outstanding balance of $30.0 million. The Line matures in February 2012. We have initiated discussions with our lenders to evaluate our Line requirements and we expect to complete and close on a new $600.0 million line commitment prior to the maturity date of the Line. In February 2011, a $113.8 million revolving credit facility expired with no balance outstanding and we did not renew this facility.
On January 15, 2011, $161.7 million of unsecured debt matured, and we repaid the maturity by borrowing on the Line. On March 9, 2011, we received net proceeds of $215.4 million from the settlement of the 8.0 million common share Forward Equity Offering and used a portion of the proceeds to payoff the balance of the Line. Through 2013, we currently estimate that we will require approximately $325.1 million primarily to repay $267.6 million of maturing debt (excluding scheduled principal payments), complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt.
At June 30, 2011 we had 19 development properties, which includes one unconsolidated development property owned in a co-investment partnership, that were either under construction or in lease up, which when completed, will represent a net investment of $400.7 million after projected sales of adjacent land and out-parcels. This compares to 26 development properties at December 31, 2010 representing an investment of $530.6 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.8% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be $4.6 million.

At June 30, 2011, our joint ventures had $323.5 million of scheduled secured mortgage loans and credit lines maturing through 2013. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable. Year to date through June 30, 2011, the co-investment partnerships have repaid $440.9 million of maturing 2011 debt and expect to repay remaining 2011 maturities from new mortgage loan financings.
We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 100% of the total debt of the co-investment partnerships including lines of credit as of June 30, 2011. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.
Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At June 30, 2011, the Parent Company and the Operating Partnership have an existing universal shelf registration statement available for the issuance of new equity and debt securities.

Investments in Real Estate Partnerships

At June 30, 2011, we had investments in real estate partnerships of $425.6 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at June 30, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Number of Co-investment Partnerships	17	18
Regency’s Ownership	20%-50%	16.35%-50%
Number of Properties	147	181
Combined Assets	$3,572,268	3,983,122
Combined Liabilities	$1,960,569	2,262,476
Combined Equity	$1,611,699	1,720,646
Regency’s Share of (1):
Assets	$1,186,650	1,263,400
Liabilities	$635,142	706,026
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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $14.2 million and $13.0 million for the six months ended June 30, 2011 and 2010, respectively. During 2011 and 2010 we received transaction fees from our co-investment partnerships of $5.0 million and $2.6 million, respectively, which are non-recurring.
Our investments in real estate partnerships as of June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	Ownership	2011	2010
GRI - Regency, LLC (GRIR)	40.00%	$290,066	277,235
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(137)	63
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	—	20,050
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	19,350	20,025
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,159	9,815
Cameron Village, LLC (Cameron)	30.00%	17,281	17,604
RegCal, LLC (RegCal)	25.00%	22,995	15,340
Regency Retail Partners, LP (the Fund)	20.00%	16,917	17,478
US Regency Retail I, LLC (USAA)	20.01%	3,591	3,941
Other investments in real estate partnerships	50.00%	46,337	47,041
Total		$425,559	428,592
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.

On May 4, 2011, we entered into an agreement with the DESCO Group ("DESCO") to redeem our entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a DIK of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which we received through the DIK were recorded at the carrying value of our equity investment of $18.8 million. Additionally, as part of the agreement, we received a $5.0 million disposition fee at closing on May 4, 2011 to buyout our asset, property, and leasing management contracts, and will receive $1.0 million for transition services we will continue to provide through 2011, of which approximately $250,000 has been recognized.

Notes Payable and Unsecured Line of Credit
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and 8.2% of the secured debt of the Operating Partnership. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2022. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.55%. Fixed interest rates on unsecured public debt range from 4.80% to 7.95% with a weighted average rate of 5.61%. As of June 30, 2011, we had two variable rate mortgage loans, one in the amount of $3.9 million with an interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $8.9 million with a variable interest rate of LIBOR plus 300 basis points maturing on September 2, 2011. On January 18, 2011, we paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from a portion of the proceeds received with the Forward Equity Offering settlement as further discussed below under Equity and Capital.

At June 30, 2011, 97.8% of our total debt had fixed interest rates, compared with 99.0% at December 31, 2010. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 3.0% of our total debt.
We are required to comply with certain financial covenants for our unsecured public debt as defined in the indenture agreements such as Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of June 30, 2011, management believes we are in compliance with all financial covenants for our unsecured public debt.
Unsecured Line of Credit
We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks that matures in February 2012. The Line has a current interest rate of LIBOR plus 55 basis points and an annual facility fee of 15 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. The balance on the Line was $30.0 million and $10.0 million at June 30, 2011 and December 31, 2010, respectively. We have initiated discussions with our lender to enter into a new Line commitment and term, and we expect to close on the new commitment prior to February 2012.
The interest spread paid on the Line commitment is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of EBITDA to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2011, management believes we are in compliance with all financial covenants for the Line. The Line is used to finance the acquisition and development of real estate and for general working-capital purposes.
We previously had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. There was no balance outstanding at December 31, 2010 and we did not renew this facility when it matured.
Outstanding debt at June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$417,712	402,151
Variable rate mortgage loans	12,767	11,189
Fixed rate unsecured loans	1,509,666	1,671,129
Total notes payable	1,940,145	2,084,469
Unsecured line of credit	30,000	10,000
Total	$1,970,145	2,094,469
As of June 30, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$2,825	8,850	20,000	31,675
2012	5,836	—	222,377	228,213
2013	5,763	16,342	—	22,105
2014	5,174	20,928	150,000	176,102
2015	3,783	46,313	350,000	400,096
Beyond 5 Years	11,398	302,238	800,000	1,113,636
Unamortized debt (discounts)/premiums, net	—	1,029	(2,711)	(1,682)
Total	$34,779	395,700	1,539,666	1,970,145

(1) Includes unsecured public debt and the Line. The Line is included in 2012 maturities and matures in February 2012.

Notes Payable - Investments in Real Estate Partnerships
At June 30, 2011, our investments in real estate partnerships had notes payable of $1.8 billion maturing through 2028, of which 99.4% had weighted average fixed interest rates of 5.7%, and the remaining note payable had a variable interest rate based on LIBOR plus 270 basis points. These loans are all non-recourse and our pro-rata share was $594.6 million.
On April 14, 2011, GRIR placed mortgages totaling $340.0 million on 20 assets in the partnership. The refinance included a weighted average interest rate of 4.9% over a weighted average 11-year term and is interest-only for the first year. The GRIR partners contributed their pro-rata share of the capital necessary to repay the balance of the 2011 maturities not repaid from the new loans, which we funded from the proceeds of the settlement of the Forward Equity Offering. Year to date through June 30, 2011, the co-investment partnerships have repaid $440.9 million of maturing 2011 debt and expect to repay remaining 2011 maturities from new mortgage loan financings during 2011.
As of June 30, 2011, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2011	$2,942	43,868	—	46,810	14,752
2012	10,942	244,418	10,872	266,232	100,879
2013	14,538	24,373	—	38,911	14,308
2014	15,234	78,189	—	93,423	27,693
2015	15,634	132,546	—	148,180	48,177
Beyond 5 Years	80,906	1,157,510	—	1,238,416	388,137
Unamortized debt premiums, net	—	2,888	—	2,888	634
Total	$140,196	1,683,792	10,872	1,834,860	594,580

Equity and Capital

Common Stock of the Parent Company
On March 9, 2011, we settled the Forward Equity Offering dated December 4, 2009 with J.P. Morgan and Wells Fargo Securities by delivering an aggregate 8.0 million shares of the Company's common stock and received net proceeds of approximately $215.4 million. We used a portion of the proceeds to repay the Line, which had been drawn upon to repay unsecured notes of $161.7 million that matured in January 2011. The balance of the proceeds is being used for general working capital purposes.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. We are currently evaluating this new guidance and its materiality to the consolidated financial statements.
In June 2011, the FASB issued revised guidance as the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this new guidance and its impact to the consolidated financial statements.

Results from Operations
Comparison of the three months ended June 30, 2011 to 2010:
Our revenues increased by $7.1 million or 5.9% to $128.4 million in 2011, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$89,684	85,845	3,839
Percentage rent	151	264	(113)
Recoveries from tenants and other income	26,352	25,624	728
Management, transaction, and other fees	12,195	9,518	2,677
Total revenues	$128,382	121,251	7,131
Minimum rent and recoveries from tenants and other income increased due to the acquisition of two operating properties during the second half of 2010 and the four properties received through the DESCO DIK in May 2011. The increase in management, transaction, and other fees was due to the $5.0 million disposition fee and approximately $250,000 in consulting fees we received as a result of the DESCO DIK liquidation during the three months ended June 30, 2011 as compared to the $2.6 million disposition fee we received related to GRI's acquisition of MCW's investment during the three months ended June 30, 2010.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$1,679	1,772	(93)
Property management fees	3,709	3,892	(183)
Transaction fees	5,000	2,594	2,406
Leasing commissions and other fees	1,807	1,260	547
	$12,195	9,518	2,677
Our operating expenses increased by $4.9 million or 6.4% to $81.7 million in 2011. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$32,057	31,395	662
Operating, maintenance, and real estate taxes	32,158	31,599	559
General and administrative	15,177	12,656	2,521
Provision for doubtful accounts	1,586	63	1,523
Other expenses	735	1,080	(345)
Total operating expenses	$81,713	76,793	4,920

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the acquisition of the four properties received through the DESCO DIK during the three months ended June 30, 2011. The majority of these cost increases are recoverable from our tenants and included in our revenues. General and administrative expense increased $2.5 million due to higher levels of compensation earned as a result of higher levels of performance during the three months ended June 30, 2011, as compared to 2010.

The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$28,835	31,213	(2,378)
Interest on line of credit	317	374	(57)
Capitalized interest	(368)	(1,243)	875
Hedge interest	2,366	931	1,435
Interest income	(587)	(640)	53
	$30,563	30,635	(72)
Interest on notes payable decreased during the three months ended June 30, 2011 as a result of the repayment of $161.7 million of unsecured debt in January 2011. Capitalized interest decreased as a result of reduced development activity during the three months ended June 30, 2011, as compared to 2010. Hedge interest increased as a result of $61.6 million of hedges settled subsequent to the three months ended June 30, 2010 that resulted in increased hedge interest expense for the three months ended June 30, 2011.
During the three months ended June 30, 2011, we sold two out-parcels for net proceeds of approximately $764,000 and recognized no gain, whereas during the three months ended June 30, 2010, we sold three out-parcels for net proceeds of $3.9 million and recognized a gain of approximately $65,000.
Our equity in income (loss) of investments in real estate partnerships changed by approximately $906,000 during the three months ended June 30, 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$1,565	1,853	(288)
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(75)	(27)	(48)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	(84)	(159)	75
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	202	(171)	373
Columbia Regency Partners II, LLC (Columbia II)	20.00%	36	6	30
Cameron Village, LLC (Cameron)	30.00%	53	(141)	194
RegCal, LLC (RegCal)	25.00%	198	72	126
Regency Retail Partners, LP (the Fund)	20.00%	37	6	31
US Regency Retail I, LLC (USAA)	20.01%	270	(23)	293
Other investments in real estate partnerships	50.00%	486	366	120
Total		$2,688	1,782	906
(1) At June 30, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended June 30, 2011 was $12.9 million, an increase in net income of $5.2 million as compared to net income of $7.7 million for the three months ended June 30, 2011. The increase in net income was primarily related to the $5.0 million disposition fee received for the DESCO DIK that was recognized during the three months ended June 30, 2011. Our diluted net income per share was $0.14 for the three months ended June 30, 2011, as compared to diluted net income per share of $0.09 for the three months ended June 30, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended June 30, 2011 was $12.9 million, an increase of $5.1 million as compared to net income of $7.8 million for the three months ended June 30, 2010 for the same reason stated above. Our diluted net income per unit was $0.14 for the three months ended June 30, 2011, as compared to net income per unit of $0.09 for the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to 2010:
Our revenues increased by $10.2 million or 4.1% to $255.5 million in 2011, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$179,068	172,049	7,019
Percentage rent	1,058	624	434
Recoveries from tenants and other income	55,317	56,207	(890)
Management, transaction, and other fees	20,053	16,449	3,604
Total revenues	$255,496	245,329	10,167
Minimum rent increased due to the acquisition of two operating properties during the second half of 2010 and the four properties received through the DESCO DIK in May 2011. The increase in percentage rent was due to increased sales during the six months ended June 30, 2011, as compared to 2010. The decrease in recoveries from tenants and other income resulted from a higher level of store closures and termination fees experienced during the six months ended June 30, 2010 that did not reoccur at the same level during 2011; the result of an improving retail sales environment. The increase in management, transaction, and other fees was due to the $5.0 million disposition fee and approximately $250,000 in consulting fees we received as a result of the DESCO DIK liquidtion during the six months ended June 30, 2011 as compared to the $2.6 million disposition fee we received related to GRI's acquisition of MCW's investment during the six months ended June 30, 2010.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$3,406	3,180	226
Property management fees	7,672	7,844	(172)
Transaction fees	5,000	2,594	2,406
Leasing commissions and other fees	3,975	2,831	1,144
	$20,053	16,449	3,604
Our operating expenses increased by $9.5 million or 6.0% to $167.9 million in 2011. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$67,247	62,623	4,624
Operating, maintenance, and real estate taxes	66,436	63,690	2,746
General and administrative	32,131	27,974	4,157
Provision for doubtful accounts	2,212	2,402	(190)
Other expenses	(174)	1,687	(1,861)
Total operating expenses	$167,852	158,376	9,476

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the acquisition of the four properties received through the DESCO DIK during the six months ended June 30, 2011. The majority of these cost increases are recoverable from our tenants and included in our revenues. General and administrative expense increased $4.2 million due to higher levels of compensation earned as a result of higher levels of performance during the six months ended June 30, 2011, as compared to 2010. Other expenses decreased as a result of a $1.6 million income tax benefit recorded during the six months ended June 30, 2011 compared to a tax expense of approximately $81,000 recorded during the six months ended June 30, 2010.

The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$58,067	61,905	(3,838)
Interest on line of credit	773	741	32
Capitalized interest	(957)	(3,323)	2,366
Hedge interest	4,733	1,756	2,977
Interest income	(1,188)	(1,315)	127
	$61,428	59,764	1,664
Interest on notes payable decreased during the six months ended June 30, 2011 as a result of the repayment of $161.7 million of unsecured debt in January 2011. Capitalized interest decreased as a result of reduced development activity during the six months ended June 30, 2011, as compared to 2010. Hedge interest increased as a result of $61.6 million of hedges settled subsequent to June 30, 2010 that resulted in increased hedge interest expense for the six months ended June 30, 2011.
During the six months ended June 30, 2011, we sold four out-parcels for net proceeds of $2.1 million and recognized no gain, whereas during the six months ended June 30, 2010, we sold eight out-parcels for net proceeds of $8.3 million and recognized a gain of approximately $442,000.
Our equity in income (loss) of investments in real estate partnerships changed by $2.1 million million during the six months ended June 30, 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,742	(2,324)	5,066
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(130)	(60)	(70)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	(359)	(418)	59
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	484	193	291
Columbia Regency Partners II, LLC (Columbia II)	20.00%	113	27	86
Cameron Village, LLC (Cameron)	30.00%	190	(237)	427
RegCal, LLC (RegCal)	25.00%	261	21	240
Regency Retail Partners, LP (the Fund)	20.00%	75	(38)	113
US Regency Retail I, LLC (USAA)	20.01%	254	(98)	352
Other investments in real estate partnerships	50.00%	(3,667)	824	(4,491)
Total		$(37)	(2,110)	2,073
(1) At June 30, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income (loss) of investments in real estate partnerships is primarily related to a $4.6 million provision for impairment recorded on our investment in a joint venture in which we have an ownership interest of 50% ("Other investments in real estate partnerships") for the six months ended June 30, 2011 as well as the provision for impairment of $12.3 million, of which our pro-rata share was $4.9 million that GRIR recognized for the six months ended June 30, 2010. Also, our equity in income of GRIR increased for the six months ended June 30, 2011, resulting from lower interest expense for the six months ended June 30, 2011, as compared to 2010 due to significant repayments of debt during 2010.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. There was no income from discontinued operations for the six months ended June 30, 2011. Income from discontinued operations was $6.8 million for the six months ended June 30, 2010 and includes $6.8 million in gains from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of the shopping centers sold.

Related to our Parent Company's results, our net income attributable to common stockholders for the six months ended June 30, 2011 was $15.0 million, a decrease in net income of $4.1 million as compared to net income of $19.1 million for the six months ended June 30, 2010. The lower net income was primarily related to the $6.8 million gain recorded from the sale of an operating property and a development property recognized during the six months ended June 30, 2010, offset by the increase in disposition fees recognized during the six months ended June 30, 2011. Our diluted net income per share was $0.17 for the six months ended June 30, 2011 as compared to diluted net income per share of $0.23 for the six months ended June 30, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the six months ended June 30, 2011 was $15.1 million, a decrease of $4.2 million as compared to net income of $19.3 million for the six months ended June 30, 2010 for the same reasons stated above. Our diluted net income per unit was $0.17 for the six months ended June 30, 2011 as compared to net income per unit of $0.23 for the six months ended June 30, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A. of Part II of our Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures (Regency Centers Corporation)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Controls and Procedures (Regency Centers, L.P.)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended June 30, 2011:

				Maximum number or
			Total number of	approximate dollar
	Total number	Average price	shares purchased as	value of shares that may yet
	of shares	paid per	part of publicly announced	be purchased under the
Period	purchased (1)	share	plans or programs	plans or programs
April 1 through April 30, 2011	422	$43.21	—	—
May 1 through May 31, 2011	364	45.96	—	—
June 1 through June 30, 2011	—	—	—	—
Total	786	$44.48	—	—
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
+    To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2011	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)