Form 10-Q/A
period 2011-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2011-08-29
CIK 910606, 1066247

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Registrants' Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q's”) is to furnish Exhibit 101 to the Form 10-Q's in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-Q's for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrants' Form 10-Q's. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q's or modify or update in any way disclosures made in the original filings.

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

Exhibit No.    Description

31.    Rule 13a-14(a)/15d-14(a) Certifications.

31.1*    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation

31.2*    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation

31.3*    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

31.4*    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

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

101.SCH**    XBRL Taxonomy Extension Schema Document

101.CAL**    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**    XBRL Taxonomy Definition Linkbase Document

101.LAB**    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**    XBRL Taxonomy Extension Presentation Linkbase Document

__________________________
*    Filed on August 5, 2011 as an exhibit to the Registrants' Form 10-Q's for the quarterly period ended June 30, 2011.

**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2011	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)