Form 10-Q
period 2011-09-30
REGENCY CENTERS CORP
filed 2011-11-08
CIK 910606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,914,839 as of November 4, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2011, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4 and 5 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 13% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except share data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,167,152	1,093,700
Buildings and improvements	2,462,234	2,284,522
Properties in development	521,945	610,932
	4,151,331	3,989,154
Less: accumulated depreciation	769,829	700,878
	3,381,502	3,288,276
Investments in real estate partnerships	425,460	428,592
Net real estate investments	3,806,962	3,716,868
Cash and cash equivalents	21,195	22,460
Accounts receivable, net of allowance for doubtful accounts of $3,862 and $4,819 at September 30, 2011 and December 31, 2010, respectively	29,243	36,600
Straight-line rent receivable, net of allowance of $2,087 and $1,396 at September 30, 2011 and December 31, 2010, respectively	48,327	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $68,656 and $69,158 at September 30, 2011 and December 31, 2010, respectively	70,006	63,165
Acquired lease intangible assets, less accumulated amortization of $14,562 and $13,996 at September 30, 2011 and December 31, 2010, respectively	26,855	18,219
Trading securities held in trust, at fair value	20,683	20,891
Other assets	36,419	35,164
Total assets	$4,095,621	3,994,539
Liabilities and Equity
Liabilities:
Notes payable	$1,965,340	2,084,469
Unsecured line of credit	85,000	10,000
Accounts payable and other liabilities	114,873	138,196
Acquired lease intangible liabilities, less accumulated accretion of $4,399 and $11,010 at September 30, 2011 and December 31, 2010, respectively	13,694	6,682
Tenants’ security and escrow deposits and prepaid rent	19,240	10,790
Total liabilities	2,198,147	2,250,137
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 30,000,000 shares authorized; 11,000,000 Series 3-5 shares issued and outstanding at September 30, 2011 and December 31, 2010 with liquidation preferences of $25 per share	275,000	275,000
Common stock $.01 par value per share, 150,000,000 shares authorized; 89,913,234 and 81,886,872 shares issued at September 30, 2011 and December 31, 2010, respectively	899	819
Treasury stock at cost, 334,188 and 347,482 shares held at September 30, 2011 and December 31, 2010, respectively	(15,028)	(16,175)
Additional paid in capital	2,278,753	2,039,612
Accumulated other comprehensive loss	(73,800)	(80,885)
Distributions in excess of net income	(629,626)	(533,194)
Total stockholders’ equity	1,836,198	1,685,177
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at September 30, 2011 and December 31, 2010	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $6,259 and $7,483 at September 30, 2011 and December 31, 2010, respectively	(917)	(762)
Limited partners’ interests in consolidated partnerships	13,035	10,829
Total noncontrolling interests	61,276	59,225
Total equity	1,897,474	1,744,402
Total liabilities and equity	$4,095,621	3,994,539
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$90,129	86,486	$268,169	257,389
Percentage rent	430	400	1,488	1,023
Recoveries from tenants and other income	28,248	27,383	83,040	83,150
Management, transaction, and other fees	6,940	6,524	26,993	22,974
Total revenues	125,747	120,793	379,690	364,536
Operating expenses:
Depreciation and amortization	33,166	30,181	100,006	92,324
Operating and maintenance	18,101	17,147	55,106	51,521
General and administrative	11,671	17,761	43,801	45,734
Real estate taxes	13,533	13,788	42,163	42,267
Provision for doubtful accounts	326	248	2,534	2,634
Other expenses (income)	1,901	2,380	1,737	4,071
Total operating expenses	78,698	81,505	245,347	238,551
Other expense (income):
Interest expense, net of interest income	30,867	32,209	92,297	91,972
Gain on sale of properties in development	—	(479)	—	(1,044)
Provision for impairment	6,362	—	6,362	—
Loss (income) from deferred compensation plan	2,283	(1,398)	1,395	(1,026)
Gain on derivative instruments	—	(2,341)	—	(1,419)
Total other expense (income)	39,512	27,991	100,054	88,483
Income before equity in income (loss) of investments in real estate partnerships	7,537	11,297	34,289	37,502
Equity in income (loss) of investments in real estate partnerships	4,825	2,102	4,788	(8)
Income from continuing operations	12,362	13,399	39,077	37,494
Discontinued operations, net:
Operating (loss) income	(142)	470	210	756
Gain on sale of operating properties and properties in development	2,321	4	2,321	6,767
Income from discontinued operations	2,179	474	2,531	7,523
Net income	14,541	13,873	41,608	45,017
Noncontrolling interests:
Preferred units	(931)	(931)	(2,794)	(2,794)
Exchangeable operating partnership units	(27)	(34)	(77)	(155)
Limited partners’ interests in consolidated partnerships	(154)	(95)	(425)	(271)
Net income attributable to noncontrolling interests	(1,112)	(1,060)	(3,296)	(3,220)
Net income attributable to controlling interests	13,429	12,813	38,312	41,797
Preferred stock dividends	(4,919)	(4,919)	(14,756)	(14,756)
Net income attributable to common stockholders	$8,510	7,894	$23,556	27,041
Income per common share - basic:
Continuing operations	$0.07	0.09	$0.23	0.24
Discontinued operations	0.02	0.01	0.03	0.09
Net income attributable to common stockholders	$0.09	0.10	$0.26	0.33
Income per common share - diluted:
Continuing operations	$0.07	0.09	$0.23	0.23
Discontinued operations	0.02	—	0.03	0.09
Net income attributable to common stockholders	$0.09	0.09	$0.26	0.32

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2011 and 2010
(in thousands, except per share data)
(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	(16,509)	2,024,883	(49,973)	(371,837)	1,862,379	49,158	7,321	11,748	68,227	1,930,606
Comprehensive income:
Net income	—	—	—	—	—	41,797	41,797	2,794	155	271	3,220	45,017
Amortization of loss on derivative instruments	—	—	—	—	3,202	—	3,202	—	7	—	7	3,209
Change in fair value of derivative instruments	—	—	—	—	(36,472)	—	(36,472)	—	(84)	—	(84)	(36,556)
Total comprehensive income							8,527				3,143	11,670
Deferred compensation plan, net	—	—	506	(384)	—	—	122	—	—	—	—	122
Restricted stock issued, net of amortization	—	—	—	5,138	—	—	5,138	—	—	—	—	5,138
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,338)	—	—	(1,338)	—	—	—	—	(1,338)
Common stock issued for dividend reinvestment plan	—	1	—	1,593	—	—	1,594	—	—	—	—	1,594
Common stock issued for stock offerings, net of issuance costs	—	3	—	7,308	—	—	7,311	—	(7,311)	—	(7,311)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	161	161	161
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,363)	(1,363)	(1,363)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(14,756)	(14,756)	(2,794)	—	—	(2,794)	(17,550)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(113,033)	(113,033)	—	(373)	—	(373)	(113,406)
Balance at September 30, 2010	$275,000	819	(16,003)	2,037,200	(83,243)	(457,829)	1,755,944	49,158	(285)	10,817	59,690	1,815,634

Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Comprehensive income:
Net income	—	—	—	—	—	38,312	38,312	2,794	77	425	3,296	41,608
Amortization of loss on derivative instruments	—	—	—	—	7,085	—	7,085	—	14	—	14	7,099
Total comprehensive income							45,397				3,310	48,707
Deferred compensation plan, net	—	—	1,147	16,696	—	—	17,843	—	—	—	—	17,843
Restricted stock issued, net of amortization	—	—	—	8,087	—	—	8,087	—	—	—	—	8,087
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,752)	—	—	(1,752)				—	(1,752)
Common stock issued for dividend reinvestment plan	—	—	—	821	—	—	821	—	—	—	—	821
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,646	2,646	2,646
Distributions to partners	—	—	—	—	—	—	—	—	—	(865)	(865)	(865)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(14,756)	(14,756)	(2,794)	—	—	(2,794)	(17,550)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(119,988)	(119,988)	—	(246)	—	(246)	(120,234)
Balance at September 30, 2011	$275,000	899	(15,028)	2,278,753	(73,800)	(629,626)	1,836,198	49,158	(917)	13,035	61,276	1,897,474

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$41,608	45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,518	93,309
Amortization of deferred loan cost and debt premium	9,205	5,410
Accretion of above and below market lease intangibles, net	(704)	(961)
Stock-based compensation, net of capitalization	7,363	4,812
Equity in income (loss) of investments in real estate partnerships	(4,788)	8
Net gain on sale of properties	(1,973)	(7,836)
Provision for doubtful accounts	2,547	2,510
Provision for impairment	6,699	—
Distribution of earnings from operations of investments in real estate partnerships	34,557	32,248
Settlement of derivative instruments	—	(26,761)
Gain on derivative instruments	—	(1,419)
Deferred compensation (income) expense	(3,204)	3,003
Realized gain on trading securities held in trust	(209)	(346)
Unrealized loss (gain) on trading securities held in trust	1,582	(699)
Changes in assets and liabilities:
Accounts receivable	2,977	431
Straight-line rent receivables, net	(3,257)	(4,544)
Deferred leasing costs	(6,588)	(9,926)
Other assets	(4,741)	(2,775)
Accounts payable and other liabilities	(5,241)	(911)
Tenants’ security and escrow deposits and prepaid rent	8,489	(118)
Net cash provided by operating activities	184,840	130,452
Cash flows from investing activities:
Acquisition of operating real estate	(70,629)	(10,058)
Development of real estate including acquisition of land	(57,195)	(40,790)
Proceeds from sale of real estate investments	18,348	34,408
Investments in real estate partnerships	(194,560)	(231,800)
Distributions received from investments in real estate partnerships	149,490	79,838
Dividends on trading securities held in trust	134	162
Acquisition of trading securities held in trust	(10,356)	(9,476)
Proceeds from sale of trading securities held in trust	9,057	8,847
Net cash used in investing activities	(155,711)	(168,869)
Cash flows from financing activities:
Net proceeds from common stock issuance	215,369	—
Proceeds from sale of treasury stock	2,114	1,431
Distributions to limited partners in consolidated partnerships, net	(551)	(1,334)
Distributions to exchangeable operating partnership unit holders	(246)	(373)
Distributions to preferred unit holders	(2,794)	(2,794)
Dividends paid to common stockholders	(119,170)	(111,440)
Dividends paid to preferred stockholders	(14,756)	(14,756)
Repayment of fixed rate unsecured notes	(161,691)	(130,445)
Proceeds from issuance of fixed rate unsecured notes, net	—	148,949
Proceeds from line of credit	385,000	220,000
Repayment of line of credit	(310,000)	(110,000)
Proceeds from notes payable	1,863	4,879
Repayment of notes payable	(15,650)	(21,354)
Scheduled principal payments	(3,900)	(3,679)
Payment of loan costs	(5,982)	(1,306)
Net cash used in financing activities	(30,394)	(22,222)
Net decrease in cash and cash equivalents	(1,265)	(60,639)
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$21,195	38,838

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,293 and $4,325 in 2011 and 2010, respectively)	$92,103	96,240
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	7,311
Real estate received through distribution in kind	$47,512	—
Mortgage loans assumed through distribution in kind	$28,760	—
Mortgage loans assumed for the acquisition of operating real estate	$31,186	7,881
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	28,363
Common stock issued for dividend reinvestment plan	$821	1,594
Stock-based compensation capitalized	$930	499
Contributions from limited partners in consolidated partnerships, net	$2,332	132
Common stock issued for dividend reinvestment in trust	$476	482
Contribution of stock awards into trust	$1,117	1,128
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except unit data)

	2011	2010
Assets	(unaudited)
Real estate investments at cost:
Land	$1,167,152	1,093,700
Buildings and improvements	2,462,234	2,284,522
Properties in development	521,945	610,932
	4,151,331	3,989,154
Less: accumulated depreciation	769,829	700,878
	3,381,502	3,288,276
Investments in real estate partnerships	425,460	428,592
Net real estate investments	3,806,962	3,716,868
Cash and cash equivalents	21,195	22,460
Accounts receivable, net of allowance for doubtful accounts of $3,862 and $4,819 at September 30, 2011 and December 31, 2010, respectively	29,243	36,600
Straight-line rent receivable, net of allowance of $2,087 and $1,396 at September 30, 2011 and December 31, 2010, respectively	48,327	45,241
Notes receivable	35,931	35,931
Deferred costs, less accumulated amortization of $68,656 and $69,158 at September 30, 2011 and December 31, 2010, respectively	70,006	63,165
Acquired lease intangible assets, less accumulated amortization of $14,562 and $13,996 at September 30, 2011 and December 31, 2010, respectively	26,855	18,219
Trading securities held in trust, at fair value	20,683	20,891
Other assets	36,419	35,164
Total assets	$4,095,621	3,994,539
Liabilities and Capital
Liabilities:
Notes payable	$1,965,340	2,084,469
Unsecured line of credit	85,000	10,000
Accounts payable and other liabilities	114,873	138,196
Acquired lease intangible liabilities, less accumulated accretion of $4,399 and $11,010 at September 30, 2011 and December 31, 2010, respectively	13,694	6,682
Tenants’ security and escrow deposits and prepaid rent	19,240	10,790
Total liabilities	2,198,147	2,250,137
Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2011 and December 31, 2010	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at September 30, 2011 and December 31, 2010, liquidation preference of $25 per unit	275,000	275,000
General partner; 89,913,234 and 81,886,872 units outstanding at September 30, 2011 and December 31, 2010, respectively	1,634,998	1,491,062
Limited partners; 177,164 units outstanding at September 30, 2011 and December 31, 2010	(917)	(762)
Accumulated other comprehensive loss	(73,800)	(80,885)
Total partners’ capital	1,884,439	1,733,573
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	13,035	10,829
Total noncontrolling interests	13,035	10,829
Total capital	1,897,474	1,744,402
Total liabilities and capital	$4,095,621	3,994,539

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$90,129	86,486	$268,169	257,389
Percentage rent	430	400	1,488	1,023
Recoveries from tenants and other income	28,248	27,383	83,040	83,150
Management, transaction, and other fees	6,940	6,524	26,993	22,974
Total revenues	125,747	120,793	379,690	364,536
Operating expenses:
Depreciation and amortization	33,166	30,181	100,006	92,324
Operating and maintenance	18,101	17,147	55,106	51,521
General and administrative	11,671	17,761	43,801	45,734
Real estate taxes	13,533	13,788	42,163	42,267
Provision for doubtful accounts	326	248	2,534	2,634
Other expenses (income)	1,901	2,380	1,737	4,071
Total operating expenses	78,698	81,505	245,347	238,551
Other expense (income):
Interest expense, net of interest income	30,867	32,209	92,297	91,972
Gain on sale of properties in development	—	(479)	—	(1,044)
Provision for impairment	6,362	—	6,362	—
Loss (income) from deferred compensation plan	2,283	(1,398)	1,395	(1,026)
Gain on derivative instruments	—	(2,341)	—	(1,419)
Total other expense (income)	39,512	27,991	100,054	88,483
Income before equity in income (loss) of investments in real estate partnerships	7,537	11,297	34,289	37,502
Equity in income (loss) of investments in real estate partnerships	4,825	2,102	4,788	(8)
Income from continuing operations	12,362	13,399	39,077	37,494
Discontinued operations, net:
Operating (loss) income	(142)	470	210	756
Gain on sale of operating properties and properties in development	2,321	4	2,321	6,767
Income from discontinued operations	2,179	474	2,531	7,523
Net income	14,541	13,873	41,608	45,017
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(154)	(95)	(425)	(271)
Net income attributable to noncontrolling interests	(154)	(95)	(425)	(271)
Net income attributable to controlling interests	14,387	13,778	41,183	44,746
Preferred unit distributions	(5,850)	(5,850)	(17,550)	(17,550)
Net income attributable to common unit holders	$8,537	7,928	$23,633	27,196
Income per common unit - basic
Continuing operations	$0.07	0.09	$0.23	0.24
Discontinued operations	0.02	0.01	0.03	0.09
Net income attributable to common unit holders	$0.09	0.10	$0.26	0.33
Income per common unit - diluted
Continuing operations	$0.07	0.09	$0.23	0.23
Discontinued operations	0.02	—	0.03	0.09
Net income attributable to common unit holders	$0.09	0.09	$0.26	0.32

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Capital and Comprehensive Income (Loss)
For the nine months ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	$49,158	1,912,352	7,321	(49,973)	1,918,858	11,748	1,930,606
Comprehensive income:
Net income	2,794	41,797	155	—	44,746	271	45,017
Amortization of loss on derivative instruments	—	—	7	3,202	3,209	—	3,209
Change in fair value of derivative instrument	—	—	(84)	(36,472)	(36,556)	—	(36,556)
Total comprehensive income	—				11,399		11,670
Deferred compensation plan, net	—	122	—	—	122	—	122
Contributions from partners	—	—	—	—	—	161	161
Distributions to partners	—	(113,033)	(373)	—	(113,406)	(1,363)	(114,769)
Preferred unit distributions	(2,794)	(14,756)	—	—	(17,550)	—	(17,550)
Restricted stock issued by Parent Company, net of amortization	—	5,138	—	—	5,138	—	5,138
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	256	—	—	256	—	256
Common units exchanged for common stock of Parent Company	—	7,311	(7,311)	—	—	—	—
Balance at September 30, 2010	$49,158	1,839,187	(285)	(83,243)	1,804,817	10,817	1,815,634

Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Comprehensive income:
Net income	2,794	38,312	77	—	41,183	425	41,608
Amortization of loss on derivative instruments	—	—	14	7,085	7,099	—	7,099
Total comprehensive income					48,282		48,707
Deferred compensation plan, net	—	17,843	—	—	17,843	—	17,843
Contributions from partners	—	—	—	—	—	2,646	2,646
Distributions to partners	—	(119,988)	(246)	—	(120,234)	(865)	(121,099)
Preferred unit distributions	(2,794)	(14,756)	—	—	(17,550)	—	(17,550)
Restricted stock issued by Parent Company, net of amortization	—	8,087	—	—	8,087	—	8,087
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,438	—	—	214,438	—	214,438
Balance at September 30, 2011	$49,158	1,909,998	(917)	(73,800)	1,884,439	13,035	1,897,474

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$41,608	45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,518	93,309
Amortization of deferred loan cost and debt premium	9,205	5,410
Accretion of above and below market lease intangibles, net	(704)	(961)
Stock-based compensation, net of capitalization	7,363	4,812
Equity in income (loss) of investments in real estate partnerships	(4,788)	8
Net gain on sale of properties	(1,973)	(7,836)
Provision for doubtful accounts	2,547	2,510
Provision for impairment	6,699	—
Distribution of earnings from operations of investments in real estate partnerships	34,557	32,248
Settlement of derivative instruments	—	(26,761)
Gain on derivative instruments	—	(1,419)
Deferred compensation (income) expense	(3,204)	3,003
Realized gain on trading securities held in trust	(209)	(346)
Unrealized loss (gain) on trading securities held in trust	1,582	(699)
Changes in assets and liabilities:
Accounts receivable	2,977	431
Straight-line rent receivables, net	(3,257)	(4,544)
Deferred leasing costs	(6,588)	(9,926)
Other assets	(4,741)	(2,775)
Accounts payable and other liabilities	(5,241)	(911)
Tenants’ security and escrow deposits and prepaid rent	8,489	(118)
Net cash provided by operating activities	184,840	130,452
Cash flows from investing activities:
Acquisition of operating real estate	(70,629)	(10,058)
Development of real estate including acquisition of land	(57,195)	(40,790)
Proceeds from sale of real estate investments	18,348	34,408
Investments in real estate partnerships	(194,560)	(231,800)
Distributions received from investments in real estate partnerships	149,490	79,838
Dividends on trading securities held in trust	134	162
Acquisition of trading securities held in trust	(10,356)	(9,476)
Proceeds from sale of trading securities held in trust	9,057	8,847
Net cash used in investing activities	(155,711)	(168,869)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	215,369	—
Proceeds from sale of treasury stock	2,114	1,431
Distributions to limited partners in consolidated partnerships, net	(551)	(1,334)
Distributions to partners	(119,416)	(111,813)
Preferred unit distributions	(17,550)	(17,550)
Repayment of fixed rate unsecured notes	(161,691)	(130,445)
Proceeds from issuance of fixed rate unsecured notes, net	—	148,949
Proceeds from line of credit	385,000	220,000
Repayment of line of credit	(310,000)	(110,000)
Proceeds from notes payable	1,863	4,879
Repayment of notes payable	(15,650)	(21,354)
Scheduled principal payments	(3,900)	(3,679)
Payment of loan costs	(5,982)	(1,306)
Net cash used in financing activities	(30,394)	(22,222)
Net decrease in cash and cash equivalents	(1,265)	(60,639)
Cash and cash equivalents at beginning of the period	22,460	99,477
Cash and cash equivalents at end of the period	$21,195	38,838

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,293 and $4,325 in 2011 and 2010, respectively)	$92,103	96,240
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	7,311
Real estate received through distribution in kind	$47,512	—
Mortgage loans assumed through distribution in kind	$28,760	—
Mortgage loans assumed for the acquisition of real estate	$31,186	7,881
Real estate received through foreclosure on notes receivable	$—	990
Change in fair value of derivative instruments	$—	28,363
Common stock issued by Parent Company for dividend reinvestment plan	$821	1,594
Stock-based compensation capitalized	$930	499
Contributions from limited partners in consolidated partnerships, net	$2,332	132
Common stock issued for dividend reinvestment in trust	$476	482
Contribution of stock awards into trust	$1,117	1,128
Distribution of stock held in trust	$—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At September 30, 2011, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 219 retail shopping centers and held partial interests in an additional 148 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
Estimates, Risks, and Uncertainties
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, and accounts receivable, net. Although the U.S. economy is recovering, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions were to weaken.
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

2.    Real Estate Investments

The following table provides a summary of shopping centers acquired during the nine months ended September 30, 2011 (in thousands):

Date Purchased	Property Name	City/State	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
6/2/2011	Ocala Corners	Tallahassee, FL	$11,129	5,937	1,724	2,558
8/18/2011	Oak Shade Town Center	Davis, CA	34,871	12,456	2,320	1,658
9/26/2011	Tech Ridge Center	Austin, TX	55,400	12,793	4,519	936
			$101,400	31,186	8,563	5,152

During the three and nine months ended September 30, 2011, the Company expensed approximately $491,000 and $707,000, respectively, of acquisition-related costs in connection with these property acquisitions, which are included in other operating expenses in the accompanying Consolidated Statements of Operations. The impact of these acquired properties is not considered significant to the Company's operating results for the nine months ended September 30, 2011.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

In addition to the above shopping center acquisitions, on May 4, 2011, the Company entered into an agreement with the DESCO Group ("DESCO") to redeem its entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a distribution-in-kind ("DIK") of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which the Company received through the DIK were recorded at the carrying value of the Company's equity investment of $18.8 million. Additionally, as part of the agreement, Regency received a $5.0 million disposition fee at closing on May 4, 2011 to buyout its asset, property, and leasing management contracts, and will receive $1.0 million for transition services it will continue to provide through 2011, of which $625,000 has been recognized.

3.    Discontinued Operations

During the nine months ended September 30, 2011, the Company sold 100% of its ownership interest in three operating properties for net proceeds of $16.3 million. During the nine months ended September 30, 2010, the Company sold 100% of its ownership interest in one operating property and one property in development for net proceeds of $25.5 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues included in discontinued operations were approximately $2.3 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively. The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, which is a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code. During the nine months ended September 30, 2011 and 2010, approximately $283,000 of income tax benefit and approximately $26,000 of income tax expense, were allocated to gain on sale of properties in development from discontinued operations, respectively.

4.    Income Taxes

Income tax expense (benefit) is included in other operating expenses in the accompanying Consolidated Statements of Operations and consists of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Income tax expense (benefit) from:
Continuing operations	$247	846	$(1,350)	927
Discontinued operations	(283)	6	(283)	26
Total income tax expense (benefit)	$(36)	852	$(1,633)	953

5.    Notes Payable and Unsecured Line of Credit
The Parent Company does not have any indebtedness, but guarantees all of the unsecured debt and 12.8% of the secured debt of the Operating Partnership.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2028, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.45%. Fixed interest rates on unsecured public debt range from 4.80% to 7.25% with a weighted average rate of 5.61%. As of September 30, 2011, the Company had two variable rate mortgage loans, one in the amount of $3.8 million with a variable interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

of $8.9 million with a variable interest rate of LIBOR plus 160 basis points maturing on September 1, 2014. On January 18, 2011, the Company paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from proceeds from the unsecured line of credit.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of September 30, 2011, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.
Unsecured Line of Credit
The Company has a $600.0 million unsecured line of credit (the “Line”) commitment under an agreement (the "Credit Agreement") with Wells Fargo Bank and a syndicate of other banks, which was amended on September 7, 2011 primarily to extend the maturity date, now matures in September 2015, and includes one, one year extension option. The Line has a variable interest rate of LIBOR plus 125 basis points and an annual facility fee of 25 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. In addition, the Company has the ability to increase the Line through an accordion feature to $1.0 billion. Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit. The balance on the Line was $85.0 million and $10.0 million at September 30, 2011 and December 31, 2010, respectively. The proceeds from the Line are used to finance the acquisition and development of real estate and for general working-capital purposes.
The Company is required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of September 30, 2011, management of the Company believes it is in compliance with all financial covenants for the Line.
The Company previously had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. There was no balance outstanding at December 31, 2010 and the Company did not renew this facility when it matured in February 2011.
The Company’s outstanding debt at September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$442,860	402,151
Variable rate mortgage loans	12,699	11,189
Fixed rate unsecured loans	1,509,781	1,671,129
Total notes payable	1,965,340	2,084,469
Unsecured line of credit	85,000	10,000
Total	$2,050,340	2,094,469

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

As of September 30, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$1,757	—	20,000	21,757
2012	6,998	—	192,377	199,375
2013	6,995	16,340	—	23,335
2014	6,481	29,743	150,000	186,224
2015	5,170	46,313	435,000	486,483
Beyond 5 Years	29,348	302,207	800,000	1,131,555
Unamortized debt (discounts)/premiums, net	—	4,207	(2,596)	1,611
Total	$56,749	398,810	1,594,781	2,050,340

(1) Includes unsecured public debt and the Line. The Line is included in 2015 maturities and matures in September 2015.

6.    Fair Value Measurements

(a) Fair Value of Financial Instruments

The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated based on the current market rates available for notes of the same terms and remaining maturities adjusted for customer specific credit risk. The fair value of notes receivable was determined using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $35.2 million at September 30, 2011.

Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. The fair value of the trading securities held in trust was $20.7 million and $20.9 million at September 30, 2011 and December 31, 2010, respectively. Changes in the value of trading securities are recorded within loss (income) from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Notes Payable
The fair value of the Company's notes payable is estimated based on the current market rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 3 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.1 billion and $2.2 billion at September 30, 2011 and December 31, 2010, respectively.
Unsecured Line of Credit
The fair value of the Company's Line is estimated based on the interest rates currently offered to the Company by the Company's bankers. Based on the recent amendment to the Line, the Company has determined that fair value approximates carrying value.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(b) Fair Value Measurements
The following are fair value measurements recorded on a recurring basis as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	Fair Value Measurements as of September 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$20,683	20,683	—	—
Total	$20,683	20,683	—	—

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	20,891	20,891	—	—
Total	$20,891	20,891	—	—

The following table presents fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2011:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$2,054	—	—	2,054	(6,362)
Total	2,054	—	—	2,054	(6,362)
Long-lived assets held and used are comprised primarily of real estate. The provision for impairment recognized during the nine months ended September 30, 2011 related to a single operating property. The triggering event that led to the impairment charges during 2011 was primarily due to economic declines in the shopping center's trade area coupled with significant competition from nearby shopping centers. As a result, the Company evaluated the current fair value of the property and recorded an impairment loss.
Fair value was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The Company has determined that the inputs used to value this long-lived asset falls within Level 3 of the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

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

8.    Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Restricted stock	$2,696	1,713	$8,087	5,138
Directors' fees paid in common stock	72	66	206	173
Less: Amount capitalized	(415)	(167)	(930)	(499)
Total	$2,353	1,612	$7,363	4,812

The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

There were no stock options granted during the nine months ended September 30, 2011. The Company issues new shares to fulfill option exercises from its authorized shares available. The following table reports stock option activity during the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	442,880	$51.85	3.5	$(4,255)
Less: Exercised	12,561	35.61
Less: Forfeited	26,754	51.43
Less: Expired	12,023	60.18
Outstanding September 30, 2011	391,542	$52.14	3.2	$(6,583)
Vested and expected to vest - September 30, 2011	391,542	$52.14	3.2	$(6,583)
Exercisable September 30, 2011	391,542	$52.14	3.2	$(6,583)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

The following table presents information regarding non-vested option activity during the nine months ended September 30, 2011:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	2,185	$8.78
Less: 2011 Vesting	2,185	8.78
Non-vested at September 30, 2011	—	$—
The following table reports non-vested restricted stock activity during the nine months ended September 30, 2011:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	436,559
Add: Time-based awards granted	128,139		$42.19
Add: Performance-based awards granted	18,246		$41.54
Add: Market-based awards granted	165,689		$41.54
Less: Vested and Distributed	171,292		$43.08
Less: Forfeited	2,745		$41.56
Non-vested at September 30, 2011	574,596	$20,300

The weighted-average grant price for restricted stock granted during the nine months ended September 30, 2011 was $41.81. The total intrinsic value of restricted stock vested during the nine months ended September 30, 2011 was $6.1 million.

As of September 30, 2011, there was $16.3 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2014. The Company issues new restricted stock from its authorized shares available at the date of grant.

9.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”). This plan allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. Restricted stock awards that are designated to be deferred into the NQDCP upon vesting are classified as liabilities from the grant date through the vesting date. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust. Effective June 20, 2011, the Company amended its NQDCP such that participant account balances held in the Regency common stock fund, including future deferrals of Regency common stock, must remain allocated to the Regency common stock fund and may only be distributed to the participant in the form of Regency common stock upon termination from the plan.  Additionally, participant account balances allocated to various diversified mutual funds are prohibited from being allocated into the Regency common stock fund.

The Company accounts for the NQDCP in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 710 and the restricted stock awards under Topic 718. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. The NQDCP allows participants to allocate their account balance among various investments, including several mutual funds and the Company's common stock. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participants' deferred compensation liability, exclusive of the shares of the Company's common stock after the June 20, 2011 amendment, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $20.2 million and $35.0 million at September 30, 2011 and December 31, 2010, respectively. Increases or decreases in the deferred compensation liability, exclusive of amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations. Changes in participant account balances related to the Regency common stock fund are recorded directly within stockholders' equity rather than general and administrative expense.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended September 30, 2011 and 2010, respectively (in thousands except per share data):

	Three months ended		Nine months ended
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$12,362	13,399	$39,077	37,494
Discontinued operations	2,179	474	2,531	7,523
Net income	14,541	13,873	41,608	45,017
Less: Preferred stock dividends	4,919	4,919	14,756	14,756
Less: Noncontrolling interests	1,112	1,060	3,296	3,220
Net income attributable to common stockholders	8,510	7,894	23,556	27,041
Less: Dividends paid on unvested restricted stock	187	158	560	474
Net income attributable to common stockholders - basic	8,323	7,736	22,996	26,567
Add: Dividends paid on Treasury Method restricted stock	5	—	33	—
Net income for common stockholders - diluted	$8,328	7,736	$23,029	26,567
Denominator:
Weighted average common shares outstanding for basic EPS	89,506	81,167	87,245	81,017
Incremental shares to be issued under unvested restricted stock	11	—	24	—
Incremental shares under Forward Equity Offering	—	1,410	565	1,340
Weighted average common shares outstanding for diluted EPS	89,517	82,577	87,834	82,357
Income per common share – basic
Continuing operations	$0.07	0.09	$0.23	0.24
Discontinued operations	0.02	0.01	0.03	0.09
Net income attributable to common stockholders	$0.09	0.10	$0.26	0.33
Income per common share – diluted
Continuing operations	$0.07	0.09	$0.23	0.23
Discontinued operations	0.02	—	0.03	0.09
Net income attributable to common stockholders	$0.09	0.09	$0.26	0.32
Income (Loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the three months ended September 30, 2011 and 2010 were 177,164 and 189,164, respectively. Weighted average Exchangeable Operating Partnership units outstanding for the nine months ended September 30, 2011 and 2010 were 177,164 and 298,330, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended September 30, 2011 and 2010, respectively (in thousands except per unit data):

	Three months ended		Nine months ended
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$12,362	13,399	$39,077	37,494
Discontinued operations	2,179	474	2,531	7,523
Net income	14,541	13,873	41,608	45,017
Less: Preferred unit distributions	5,850	5,850	17,550	17,550
Less: Noncontrolling interests	154	95	425	271
Net income attributable to common unit holders	8,537	7,928	23,633	27,196
Less: Dividends paid on unvested restricted stock	187	158	560	474
Net income attributable to common unit holders - basic	8,350	7,770	23,073	26,722
Add: Dividends paid on Treasury Method restricted stock	5	—	33	—
Net income for common unit holders - diluted	$8,355	7,770	$23,106	26,722
Denominator:
Weighted average common units outstanding for basic EPU	89,683	81,356	87,422	81,316
Incremental units to be issued under unvested restricted stock	11	—	24	—
Incremental units under Forward Equity Offering	—	1,410	565	1,340
Weighted average common units outstanding for diluted EPU	89,694	82,766	88,011	82,656
Income per common unit – basic
Continuing operations	$0.07	0.09	$0.23	0.24
Discontinued operations	0.02	0.01	0.03	0.09
Net income attributable to common unit holders	$0.09	0.10	$0.26	0.33
Income per common unit – diluted
Continuing operations	$0.07	0.09	$0.23	0.23
Discontinued operations	0.02	—	0.03	0.09
Net income attributable to common unit holders	$0.09	0.09	$0.26	0.32

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

11.    Commitments and Contingencies
The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company estimates the cost associated with remediating all of its environmental obligations at September 30, 2011 and December 31, 2010 to be $2.8 million and $2.9 million, respectively, all of which has been accrued in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $60.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2011 and December 31, 2010, the Company had $3.9 million and $5.3 million letters of credit outstanding, respectively.

12.    Subsequent Events

Pursuant to FASB ASC Topic 855, Subsequent Events, we have evaluated subsequent events and transactions that occurred after the September 30, 2011 unaudited consolidated balance sheet date for potential recognition or disclosure in our  consolidated financial statements.

On October 5, 2011, the Company sold the office building portion of the Paseo Del Sol operating property, for proceeds of approximately $4.8 million.

On October 19, 2011, the Company assigned its 50%ownership interest in an investment in a real estate partnership to the other partner for proceeds of approximately $8.3 million.

On October 28, 2011, the Company sold one operating property, Chapel Hill Centre, for proceeds of approximately $7.3 million.

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

Overview

Regency Centers Corporation began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. We are focused on achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We plan to achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At September 30, 2011, we directly owned 219 shopping centers located in 24 states representing 23.8 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 148 shopping centers located in 23 states and the District of Columbia representing 18.6 million square feet of GLA.
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
At September 30, 2011 and December 31, 2010, the consolidated operating shopping centers were 92.6% leased. We currently expect rental rates to decline moderately in isolated markets as we release vacant space, or renew expiring leases, where the previous tenant's rental rates were above market.
We continue to closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We expect these weaker tenants to continue moving out of our shopping centers during the remainder of 2011 and 2012, which will provide us the opportunity to lease these vacancies to financially stronger tenants that will contribute to the overall success of our shopping centers. We also evaluate consumer preferences, shopping behaviors and demographics to anticipate both challenges and opportunities in the changing retailing industry.
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
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires three to five years from initial land or redevelopment acquisition through construction, lease-up, and stabilization of rental income, but can take longer depending upon tenant demand for new stores and the size of the project. We fund our acquisition and development activity from various capital sources including new debt, equity and through capital recycling. Capital recycling involves identifying non-strategic assets from our real estate portfolio and selling those in the open market; and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns.
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

Shopping Center Portfolio
The following table summarizes general information related to the consolidated properties in our shopping center portfolio:

	September 30, 2011	December 31, 2010
Number of Properties	219	215
Properties in Development	18	25
Gross Leasable Area	23,840,806	23,266,987
% Leased – Operating and Development	92.2%	91.6%
% Leased – Operating	92.6%	92.6%
The following table summarizes general information related to the unconsolidated properties owned in co-investment partnerships in our shopping center portfolio:

	September 30, 2011	December 31, 2010
Number of Properties	148	181
Properties in Development	—	1
Gross Leasable Area	18,604,903	21,809,665
% Leased – Operating and Development	94.4%	93.6%
% Leased – Operating	94.4%	93.8%
We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at September 30, 2011:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	52	7.2%	4.4%
Publix	56	6.8%	4.4%
Safeway	57	5.7%	3.7%
Supervalu	29	3.1%	2.4%
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
Blockbuster Video, which filed for Chapter 11 bankruptcy protection on September 23, 2010, represents the majority of our video rental store leases with annual base rent of less than 0.5% of our annualized base rent on a pro-rata basis. The remaining leases were assigned to Dish Network in July 2011, which purchased Blockbuster's assets in April 2011.
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

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a consolidated basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Net cash provided by operating activities	$184,840	130,452
Net cash used in investing activities	(155,711)	(168,869)
Net cash used in financing activities	(30,394)	(22,222)
Net decrease in cash and cash equivalents	$(1,265)	(60,639)
On September 30, 2011 our cash balance was $21.2 million. We operate our business such that we expect net cash provided by operating activities, before the effect of the derivative instruments settled in 2010 and funded through financing activity, will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. The following table summarizes these amounts for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Cash flow from operations	$184,840	130,452
Settlement of derivative instruments	—	26,761
Total	$184,840	157,213

Scheduled principal payments	$3,900	3,679
Capital expenditures to maintain shopping centers	7,820	7,025
Distributions to share and unit holders	136,966	129,363
Total	$148,686	140,067
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable November 30, 2011 to stock and unit holders of record as of November 16, 2011. Our dividend has remained unchanged since May 2009. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that at a minimum meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2011, 79.9% of our real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (“the Line”). Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures, is 45.3% at September 30, 2011, a significant decline from our ratio at December 31, 2010 of 48.1%, due to the settlement of our forward sale agreements ("Forward Equity Offering") in March 2011. Our coverage ratio, including our pro-rata share of our partnerships, was 2.3 times for the nine months ended September 30, 2011 as compared to 2.1 times for the year ended December 31, 2010. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
At September 30, 2011, commitments available to us under the Line totaled $600.0 million, which had an outstanding balance of $85.0 million. The Line was renewed in September 2011, primarily to extend the maturity date, and now matures in September 2015. In February 2011, a $113.8 million revolving credit facility expired with no balance outstanding and we did not renew this facility.
On January 15, 2011, $161.7 million of unsecured debt matured, and we repaid the maturity by borrowing on the Line. On March 9, 2011, we received net proceeds of $215.4 million from the settlement of the 8.0 million common share Forward Equity Offering and used a portion of the proceeds to payoff the balance of the Line. Through 2014, we currently estimate that we will require approximately $470.3 million primarily to repay $392.6 million of maturing debt (excluding scheduled principal payments and including a construction loan amended after September 30, 2011 to mature in 2014), complete in-process developments, and to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. To meet these cash requirements, we plan to use funds from our existing line of credit, additional bank financing currently under negotiation with our lenders, and when the capital markets are favorable, by issuing long term fixed rate debt and common equity.
At September 30, 2011, we had 18 development properties that were either under construction or in lease up, which when completed, will represent a net investment of $378.9 million after projected sales of adjacent land and out-parcels. This compares to 26 development properties at December 31, 2010, representing an investment of $530.6 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 6.6% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be approximately $835,000.
At September 30, 2011, our joint ventures had $280.0 million of scheduled secured mortgage loans and credit lines maturing through 2013. A more detailed loan maturity schedule and further discussion about the repayment of maturing debt is included below under Notes Payable. Year to date through September 30, 2011, the co-investment partnerships have repaid $456.6 million of debt. Maturities through 2013 are expected to be repaid primarily through new mortgage loan financings or refinancings, as well as partner capital contributions.
We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 100% of the total debt of the co-investment partnerships including lines of credit as of September 30, 2011. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by distribution-in-kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.
Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At September 30, 2011, the Parent Company and the Operating Partnership have an existing universal shelf registration statement available for the issuance of new equity and debt securities.

Investments in Real Estate Partnerships

At September 30, 2011, we had investments in real estate partnerships of $425.5 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Number of Co-investment Partnerships	17	18
Regency’s Ownership	20%-50%	16.35%-50%
Number of Properties	148	181
Combined Assets	$3,555,224	3,983,122
Combined Liabilities	$1,940,138	2,262,476
Combined Equity	$1,615,087	1,720,646
Regency’s Share of (1)(2):
Assets	$1,177,792	1,263,400
Liabilities	$626,644	706,026
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
(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis.
Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $20.8 million and $19.1 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, we received transaction fees from our co-investment partnerships of $5.0 million and $2.6 million, respectively, which are non-recurring.
Our investments in real estate partnerships as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	Ownership	2011	2010
GRI - Regency, LLC (GRIR)	40.00%	$289,039	277,235
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(244)	63
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	—	20,050
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	20,797	20,025
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,993	9,815
Cameron Village, LLC (Cameron)	30.00%	17,048	17,604
RegCal, LLC (RegCal)	25.00%	22,720	15,340
Regency Retail Partners, LP (the Fund)	20.00%	16,696	17,478
US Regency Retail I, LLC (USAA)	20.01%	3,375	3,941
Other investments in real estate partnerships	50.00%	46,036	47,041
Total		$425,460	428,592
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
On May 4, 2011, we entered into an agreement with the DESCO Group ("DESCO") to redeem our entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a DIK of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which we received through the DIK were recorded at the carrying value of our equity investment of $18.8 million. Additionally, as part of the agreement, we received a $5.0 million disposition fee at closing on May 4, 2011 to buyout our asset, property, and leasing management contracts, and will receive $1.0 million for transition services we will continue to provide through 2011, of which $625,000 has been recognized.

Notes Payable and Unsecured Line of Credit
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and 12.8% of the secured debt of the Operating Partnership. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums and are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2028. Interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.45%. Fixed interest rates on unsecured public debt range from 4.80% to 7.25% with a weighted average rate of 5.61%. As of September 30, 2011, we had two variable rate mortgage loans, one in the amount of $3.8 million with a variable interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one construction loan with a current balance of $8.9 million with a variable interest rate of LIBOR plus 160 basis points maturing on September 1, 2014. On January 18, 2011, we paid the maturing balance of $161.7 million of 7.95% ten-year senior unsecured notes from a portion of the proceeds received with the Forward Equity Offering settlement as further discussed below under Equity and Capital.
At September 30, 2011, 95.2% of our total debt had fixed interest rates, compared with 99.0% at December 31, 2010. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents less than 5.0% of our total debt.
We are required to comply with certain financial covenants for our unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of September 30, 2011, management believes we are in compliance with all financial covenants for our unsecured public debt.
Unsecured Line of Credit
We have a $600.0 million Line commitment under an agreement with Wells Fargo Bank and a syndicate of other banks, which was amended on September 7, 2011, that matures in September 2015, and includes one, one year extension option. The Line has a current variable interest rate of LIBOR plus 125 basis points and an annual facility fee of 25 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB. The balance on the Line was $85.0 million and $10.0 million at September 30, 2011 and December 31, 2010, respectively. The Line is used to finance the acquisition and development of real estate and for general working-capital purposes.
The interest spread paid on the Line commitment is dependent upon maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of September 30, 2011, management believes we are in compliance with all financial covenants for the Line.
We previously had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. There was no balance outstanding at December 31, 2010 and we did not renew this facility when it matured.

Outstanding debt at September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$442,860	402,151
Variable rate mortgage loans	12,699	11,189
Fixed rate unsecured loans	1,509,781	1,671,129
Total notes payable	1,965,340	2,084,469
Unsecured line of credit	85,000	10,000
Total	$2,050,340	2,094,469

As of September 30, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2011	$1,757	—	20,000	21,757
2012	6,998	—	192,377	199,375
2013	6,995	16,340	—	23,335
2014	6,481	29,743	150,000	186,224
2015	5,170	46,313	435,000	486,483
Beyond 5 Years	29,348	302,207	800,000	1,131,555
Unamortized debt (discounts)/premiums, net	—	4,207	(2,596)	1,611
Total	$56,749	398,810	1,594,781	2,050,340

(1) Includes unsecured public debt and the Line. The Line is included in 2015 maturities and matures in September 2015.

We plan to fund the repayment of maturities through 2014 with funds from our existing line of credit, additional bank financing currently under negotiation with our lenders, and when the capital markets are favorable, by issuing long term fixed rate debt and common equity.

Notes Payable - Investments in Real Estate Partnerships
At September 30, 2011, our investments in real estate partnerships had notes payable of $1.8 billion maturing through 2028, of which 99.4% had weighted average fixed interest rates of 5.7%, and the remaining note payable had a variable interest rate based on LIBOR plus 270 basis points. These loans are all non-recourse and our pro-rata share was $585.0 million.
On April 14, 2011, GRIR placed mortgages totaling $340.0 million on 20 assets in the partnership. The refinance included a weighted average interest rate of 4.9% over a weighted average 11-year term and is interest-only for the first year. The GRIR partners contributed their pro-rata share of the capital necessary to repay the balance of the 2011 maturities not repaid from the new loans, which we funded from the proceeds of the settlement of the Forward Equity Offering. Year to date through September 30, 2011, the co-investment partnerships have repaid $456.6 million of debt.

As of September 30, 2011, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2011	$1,803	—	—	1,803	550
2012	12,844	244,418	11,198	268,460	101,476
2013	16,610	24,373	—	40,983	14,883
2014	17,360	77,369	—	94,729	28,123
2015	17,402	130,796	—	148,198	47,762
Beyond 5 Years	83,962	1,169,458	—	1,253,420	391,283
Unamortized debt premiums, net	—	4,404	—	4,404	949
Total	$149,981	1,650,818	11,198	1,811,997	585,026
Maturities through 2013 are expected to be repaid primarily through new mortgage loan financings or refinancings, as well as partner capital contributions.

Equity and Capital

Common Stock of the Parent Company
On March 9, 2011, we settled the Forward Equity Offering dated December 4, 2009 with J.P. Morgan and Wells Fargo Securities by delivering an aggregate of 8.0 million shares of the Company's common stock and received net proceeds of approximately $215.4 million. We used a portion of the proceeds to repay the Line, which had been drawn upon to repay unsecured notes of $161.7 million that matured in January 2011. The balance of the proceeds is being used for general working capital purposes.

Results from Operations
Comparison of the three months ended September 30, 2011 to 2010:
Our revenues increased by $5.0 million or 4.1% to $125.7 million in 2011, as compared to 2010, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$90,129	86,486	3,643
Percentage rent	430	400	30
Recoveries from tenants and other income	28,248	27,383	865
Management, transaction, and other fees	6,940	6,524	416
Total revenues	$125,747	120,793	4,954
Minimum rent and recoveries from tenants and other income increased due to the acquisition of four operating properties after September 30, 2010, and the four properties received through the DESCO DIK in May 2011.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$1,683	1,787	(104)
Property management fees	3,667	3,924	(257)
Leasing commissions and other fees	1,590	813	777
	$6,940	6,524	416

Our operating expenses decreased by $2.8 million or 3.4% to $78.7 million in 2011, as compared to 2010. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$33,166	30,181	2,985
Operating, maintenance, and real estate taxes	31,634	30,935	699
General and administrative	11,671	17,761	(6,090)
Provision for doubtful accounts	326	248	78
Other expenses	1,901	2,380	(479)
Total operating expenses	$78,698	81,505	(2,807)

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the four properties received through the DESCO DIK and the four other operating properties acquired after September 30, 2010. The majority of the operating, maintenance, and real estate tax cost increases are recoverable from our tenants and included in our revenues. General and administrative expenses declined $6.1 million, as a result of decreasing incentive compensation and certain employee benefits during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.
The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$29,054	31,828	(2,774)
Interest on line of credit	396	373	23
Capitalized interest	(336)	(1,001)	665
Hedge interest	2,367	1,453	914
Interest income	(614)	(444)	(170)
	$30,867	32,209	(1,342)
Interest on notes payable decreased during the three months ended September 30, 2011, as compared to 2010, as a result of the repayment of $161.7 million of unsecured debt in January 2011. Capitalized interest decreased as a result of reduced development activity during the three months ended September 30, 2011, as compared to 2010. Hedge interest increased as a result of $36.7 million of hedges settled on September 30, 2010, with the realized loss being amortized over a ten year period beginning October 2010, resulting in increased hedge interest expense for the three months ended September 30, 2011.
We evaluate our real estate investments for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, which may result in a reduction in the carrying value of the asset to its fair value. A provision for impairment was recognized during the three months ended September 30, 2011 of $6.4 million, related to a single operating property due to economic declines in the shopping center's trade area coupled with significant competition from nearby shopping centers.

Our equity in income (loss) of investments in real estate partnerships changed by approximately $2.7 million during the three months ended September 30, 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,209	1,305	904
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(45)	(17)	(28)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	43	(193)	236
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,004	408	1,596
Columbia Regency Partners II, LLC (Columbia II)	20.00%	48	44	4
Cameron Village, LLC (Cameron)	30.00%	90	(107)	197
RegCal, LLC (RegCal)	25.00%	40	123	(83)
Regency Retail Partners, LP (the Fund)	20.00%	99	143	(44)
US Regency Retail I, LLC (USAA)	20.01%	(45)	9	(54)
Other investments in real estate partnerships	50.00%	382	387	(5)
Total		$4,825	2,102	2,723
(1) At September 30, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
During the three months ended September 30, 2011, the Company realized its pro-rata share of the net gain on extinguishment of debt of $1.7M for one operating property disposed of by the Columbia I partnership. Additionally, the Company's pro-rata share of income from the GRIR partnership increased due to lower depreciation expense during the three months ended September 30, 2011 as a result of the impairment provisions recognized in 2010.
Related to both our Parent Company's results and our Operating Partnership's results, our net income attributable to common stockholders and unit holders for the three months ended September 30, 2011 was $8.5 million, an increase of approximately $616,000 as compared to net income of $7.9 million for the three months ended September 30, 2010. Our diluted net income per share and unit was $0.09 for the three months ended September 30, 2011 and September 30, 2010.

Comparison of the nine months ended September 30, 2011 to 2010:
Our revenues increased by $15.2 million or 4.2% to $379.7 million in 2011, as compared to 2010, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$268,169	257,389	10,780
Percentage rent	1,488	1,023	465
Recoveries from tenants and other income	83,040	83,150	(110)
Management, transaction, and other fees	26,993	22,974	4,019
Total revenues	$379,690	364,536	15,154
Minimum rent increased due to the acquisition of four operating properties that occurred after September 30, 2010, and the four properties received through the DESCO DIK in May 2011. The increase in percentage rent was due to increased tenant sales during the nine months ended September 30, 2011, as compared to 2010. The decrease in recoveries from tenants and other income resulted from a higher level of store closures and termination fees experienced during the nine months ended September 30, 2010 as compared to 2011; the result of an improving retail sales environment. The increase in management, transaction, and other fees was due to the $5.0 million disposition fee and $625,000 in consulting fees we received as a result of the DESCO DIK liquidation during the nine months ended September 30, 2011 as compared to the $2.6 million disposition fee we received related to GRI's acquisition of MCW's investment during the nine months ended September 30, 2010.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$5,089	4,967	122
Property management fees	11,339	11,768	(429)
Transaction fees	5,000	2,594	2,406
Leasing commissions and other fees	5,565	3,645	1,920
	$26,993	22,974	4,019
Our operating expenses increased by $6.8 million or 2.8% to $245.3 million in 2011, as compared to 2010. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$100,006	92,324	7,682
Operating, maintenance, and real estate taxes	97,269	93,788	3,481
General and administrative	43,801	45,734	(1,933)
Provision for doubtful accounts	2,534	2,634	(100)
Other expenses	1,737	4,071	(2,334)
Total operating expenses	$245,347	238,551	6,796

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the four properties received through the DESCO DIK during the nine months ended September 30, 2011 along with the four operating properties acquired since September 30, 2010. The majority of the operating, maintenance, and real estate tax cost increases are recoverable from our tenants and included in our revenues. General and administrative expense declined $1.9 million as a result of decreasing incentive compensation and certain employee benefits during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Other expenses decreased as a result of approximately $1.4 million of income tax benefit recorded during the nine months ended September 30, 2011 compared to a tax expense of approximately $927,000 recorded during the nine months ended September 30, 2010.
The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$87,123	93,733	(6,610)
Interest on line of credit	1,169	1,114	55
Capitalized interest	(1,293)	(4,325)	3,032
Hedge interest	7,100	3,209	3,891
Interest income	(1,802)	(1,759)	(43)
	$92,297	91,972	325
Interest on notes payable decreased during the nine months ended September 30, 2011, as compared to 2010, as a result of the repayment of $161.7 million of unsecured debt in January 2011. Capitalized interest decreased as a result of reduced development activity during the nine months ended September 30, 2011, as compared to 2010. Hedge interest increased as a result of $63.5 million of hedges settled during the nine months ended September 30, 2010 that resulted in increased hedge interest expense for the nine months ended September 30, 2011.
We evaluate our real estate investments for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, which may result in a reduction in the carrying value of the asset to its fair value. A provision for impairment was recognized during the nine months ended September 30, 2011 of $6.4 million, related to a single operating property due to economic declines in the shopping center's trade area coupled with significant competition from nearby shopping centers.
During the nine months ended September 30, 2011, we sold four out-parcels for net proceeds of $2.1 million and recognized no gain, whereas during the nine months ended September 30, 2010, we sold nine out-parcels for net proceeds of $8.5 million and recognized a gain of approximately $444,000.

Our equity in income (loss) of investments in real estate partnerships changed by $4.8 million million during the nine months ended September 30, 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$4,950	(1,019)	5,969
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(175)	(77)	(98)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	—	(316)	(611)	295
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,488	601	1,887
Columbia Regency Partners II, LLC (Columbia II)	20.00%	161	71	90
Cameron Village, LLC (Cameron)	30.00%	280	(344)	624
RegCal, LLC (RegCal)	25.00%	301	144	157
Regency Retail Partners, LP (the Fund)	20.00%	174	105	69
US Regency Retail I, LLC (USAA)	20.01%	209	(89)	298
Other investments in real estate partnerships	50.00%	(3,284)	1,211	(4,495)
Total		$4,788	(8)	4,796
(1) At September 30, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income (loss) of investments in real estate partnerships, compared to 2010, is related to our pro-rata share of a decrease in depreciation expense of $2.2 million, a decrease in impairment provisions of $1.8 million, and the net gain on extinguishment of debt of $1.7M, offset by a decrease in gain on sale of properties by $700,000 at the individual real estate partnerships.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Income from discontinued operations was $2.5 million for the nine months ended September 30, 2011 and includes $2.3 million in gains, net of taxes, from the sale of three operating properties for net proceeds of $16.3 million and the operations, including impairment, of the shopping centers sold. Income from discontinued operations was $7.5 million for the nine months ended September 30, 2010 and includes $6.8 million in gains from the sale of one operating property and one property in development for net proceeds of $25.5 million and the operations of the shopping centers sold.
Related to our Parent Company's results, our net income attributable to common stockholders for the nine months ended September 30, 2011 was $23.6 million, a decrease of $3.4 million as compared to net income of $27.0 million for the nine months ended September 30, 2010. The lower net income was primarily related to the $6.8 million gain recorded from the sale of an operating property and a development property recognized during the nine months ended September 30, 2010, offset by the increase in disposition fees recognized during the nine months ended September 30, 2011. Our diluted net income per share was $0.26 for the nine months ended September 30, 2011 as compared to diluted net income per share of $0.32 for the nine months ended September 30, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the nine months ended September 30, 2011 was $23.6 million, a decrease of $3.6 million as compared to net income of $27.2 million for the nine months ended September 30, 2010 for the same reasons stated above. Our diluted net income per unit was $0.26 for the nine months ended September 30, 2011 as compared to net income per unit of $0.32 for the nine months ended September 30, 2010.

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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended September 30, 2011:

				Maximum number or
			Total number of	approximate dollar
	Total number	Average price	shares purchased as	value of shares that may yet
	of shares	paid per	part of publicly announced	be purchased under the
Period	purchased (1)	share	plans or programs	plans or programs
July 1 through July 30, 2011	180	$41.78	—	—
August 1 through August 31, 2011	749	41.26	—	—
September 1 through September 30, 2011	—	—	—	—
Total	929	$41.36	—	—
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

Exhibit No.    Description

10.    Material Contracts

10.1
Third Amended and Restated Credit Agreement dated as of September 7, 2011 by and among Regency Centers, , L.P., the Company, each of the financial institutions party thereto, and Wells Fargo Bank, National Association.

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

101.CAL**+    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+    XBRL Taxonomy Definition Linkbase Document

101.LAB**+    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+    XBRL Taxonomy Extension Presentation Linkbase Document

__________________________
*    Furnished, not filed

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.

+    Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2011	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)