Form 10-Q/A
period 2011-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2011-11-09
CIK 910606, 1066247

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Registrants' Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2011 (“Form 10-Q's”) is to furnish Exhibit 101 to only the Regency Centers, L.P. Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Regency Centers, L.P. Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission earlier today, November 9, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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

10.1*
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

101.INS**    XBRL Instance Document

101.SCH**    XBRL Taxonomy Extension Schema Document

101.CAL**    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**    XBRL Taxonomy Definition Linkbase Document

101.LAB**    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**    XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

*	Filed or furnished on November 8, 2011 as an exhibit to the Registrants' Form 10-Q's for the quarterly period ended September 30, 2011.

**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2011	REGENCY CENTERS CORPORATION and REGENCY CENTERS, L.P.
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)