Form 10-K
period 2011-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2012-02-29
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)
Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION
REGENCY CENTERS, L.P.
(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Regency Centers Corporation

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
7.45% Series 3 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
7.25% Series 4 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
6.70% Series 5 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
6.625% Series 6 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
Regency Centers, L.P.

Title of each class	Name of each exchange on which registered
None	N/A
________________________________
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
Regency Centers Corporation              YES  ☒    NO  ☐                     Regency Centers, L.P.              YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Regency Centers Corporation                  ☒                     Regency Centers, L.P.                  ☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants' most recently completed second fiscal quarter.
Regency Centers Corporation              $ 3,867,408,831                    Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,923,545 as of February 28, 2012.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2011, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 3, 4, 5, and 6 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of the Parent Company and employees of the Operating Partnership.
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
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, Series 3, 4, 5, and 6 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. The Series D preferred units and limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 3, 4, 5, and 6 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I
Item 1.    Business

Regency Centers Corporation began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner in Regency Centers, L.P. We are focused on achieving total shareholder returns in excess of REIT shopping center averages and sustaining growth in our net asset value and our earnings over an extended period of time. We work to achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are leased by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At December 31, 2011, we directly owned 217 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.8 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 147 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 18.4 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Increasing occupancy in our shopping centers to pre-recession levels and achieving positive rental rate growth are key objectives of our strategic plan.

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

Co-investment partnerships provide us with an additional capital source for shopping center acquisitions, as well as the opportunity to earn fees for asset management, property management, and other investing and financing services.  As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships also grow their shopping center investments through acquisitions from third parties or direct purchases from us.

We  recognize the importance of continually improving the environmental sustainability performance  of our real estate assets.  To date we have received LEED (Leadership in Energy and Environmental Design) certifications by the U.S. Green Building Council at three shopping centers and have five additional in-process developments targeting certification.  We also continue to implement best practices in our operating portfolio to reduce our power and water consumption, in addition to other sustainability initiatives.  It is our intent to be one of the leaders in the design, construction and operation of environmentally efficient shopping centers that will contribute to our key strategic goals.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, gross leasable area, and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition, and operation of shopping centers which compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that the principle competitive factors in attracting tenants in our market areas are competitive in-fill locations, above average trade area demographics, rental costs, tenant mix, property age, and property maintenance. We believe that our competitive advantages are driven by our locations within our market areas, the design and high quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our Premier Customer Initiative program that allows us to efficiently provide retailers with multiple locations, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

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

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 17 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2011, we had 369 employees and we believe that we have strong relations with our employees.

 Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. While we have a number of properties that could require or are currently undergoing varying levels of environmental remediation, environmental remediation is not currently expected to have a material financial impact on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation, and various state-regulated programs that shift the responsibility and cost to the state.

Executive Officers

The executive officers of the Company are appointed each year by the Board of Directors. Each of the executive officers has been employed by the Company in the position indicated in the list or positions indicated in the pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	59	Chairman and Chief Executive Officer	1993
Brian M. Smith	57	President and Chief Operating Officer	2009 (1)
Bruce M. Johnson	64	Executive Vice President and Chief Financial Officer	1993 (2)
Dan M. Chandler, III	44	Managing Director - West	2009 (3)
John S. Delatour	52	Managing Director - Central	1999
James D. Thompson	57	Managing Director - East	1993

(1) In February 2009, Brian M. Smith, Managing Director and Chief Investment Officer of the Company since 2005, was appointed to the position of President. Prior to serving as our Managing Director and Chief Investment Officer, from March 1999 to September 2005, Mr. Smith served as Managing Director of Investments for our Pacific, Mid-Atlantic, and Northeast divisions.

(2) In January 2012, Bruce M. Johnson, Executive Vice President and Chief Financial Officer of the Company since 1993, announced that he will retire from the Company at the end of 2012. Lisa Palmer, the Company's Senior Vice President of Capital Markets, will succeed Mr. Johnson upon his retirement.

(3) Dan M. Chandler, III, has served as our Managing Director - West since August 2009. From August 2007 to April 2009, Mr. Chandler was a principal with Chandler Partners, a private commercial and residential real estate developer in Southern California. During 2009, Mr. Chandler was also affiliated with Urban|One, a real estate development and management firm in Los Angeles. Mr. Chandler was a Managing Director for us from 2006 to July 2007, Senior Vice President of Investments from 2002 to 2006, and Vice President of Investments from 1997 to 2002.

Company Website Access and SEC Filings

The Company's website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

General Information

The Company's registrar and stock transfer agent is Wells Fargo Bank, N.A. (“Wells Fargo Shareowner Services”), South St. Paul, MN. The Company offers a dividend reinvestment plan (“DRIP”) that enables its stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Wells Fargo toll free at (800) 468-9716 or the Company's Shareholder Relations Department at (904) 598-7000.
The Company's Independent Registered Public Accounting Firm is KPMG LLP, Jacksonville, Florida. The Company's legal counsel is Foley & Lardner LLP, Jacksonville, Florida.
Annual Meeting

The Company's annual meeting will be held at The River Club, One Independent Drive, 35th Floor, Jacksonville, Florida, at 11:00 a.m. on Tuesday, May 1, 2012.

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
Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and lead to increased store closings;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	adverse financial conditions for large retail companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	a shift in retail shopping from brick and mortar stores to Internet retailers and catalogs;

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains; and

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to recycle capital, and our cash available for distributions to stock and unit holders.

Our revenues and cash flow could be adversely affected by poor economic or market conditions where our properties are geographically concentrated, which may impede our ability to generate sufficient income to pay expenses and maintain our properties.
The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2011, our properties in California, Florida, and Texas accounted for 31.6%, 14.5%, and 13.1%, respectively, of our consolidated net operating income. Our revenues and cash available to pay expenses, maintain our properties, and for distribution to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of retail space or demand for shopping centers, deteriorate in California, Florida, or Texas relative to other geographic areas.
Loss of revenues from major tenants could reduce distributions to stock and unit holders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway which are our three largest anchor tenants and accounted for 4.2%, 4.4%, and 3.7%, respectively, of our annualized base rent from Consolidated Properties plus our pro-rata share of annualized base rent from Unconsolidated Properties ("pro-rata basis") for the year ended December 31, 2011. Distributions to stock and unit holders could be adversely affected by the loss of revenues in the event a major tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. Most anchors have the right to vacate and prevent re-tenanting by paying rent for the balance of the lease term. If major tenants vacate a property, then other tenants may be entitled to terminate their leases at the property.

Our net income depends on the success and continued presence of our tenants.
Our net income could be adversely affected if we fail to lease significant portions of our new developments or in the event of bankruptcy or insolvency of any anchors or of a significant number of our non-anchor tenants within a shopping center. The adverse impact on our net income may be greater than the loss of rent from the resulting unoccupied space because co-tenancy clauses may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.
We may be unable to collect balances due from tenants in bankruptcy.
Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by that party.
Our real estate assets may be subject to impairment charges.
Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value.

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to a significant degree of management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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
We are unable to predict the timing, severity, and length of adverse market and economic conditions. The return of adverse market and economic conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions to our stock and unit holders, and refinance debt. During these adverse periods, there may be significant uncertainty in the valuation of our properties and investments that could result in a substantial decrease in their value. No assurance can be given that we would be able to recover the current carrying amount of all of our properties and investments in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of our common stock.

Our acquisition activities may not produce the returns that we expect.
Our investment strategy includes investing in high-quality grocery-anchored shopping centers that are leased by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. The acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•
our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short. As a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer time;

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	we may not be able to integrate an acquisition into our existing operations successfully;

•
properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

•
our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property; and

•
our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

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

•
the risk that the current size of our development pipeline will strain the organization's capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process; and

•	the lack of cash flow during the construction period;

If our developments are unsuccessful or we experience a slowdown in development activities, our revenue growth and/or operating expenses may be adversely impacted.
We may experience difficulty or delay in renewing leases or re-leasing space.
We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be reduced.
We may be unable to sell properties when appropriate because real estate investments are illiquid.
Real estate investments generally cannot be sold quickly. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions including being unable to sell a property at a return we believe is appropriate. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stock and unit holders.

Changes in accounting standards may adversely impact our financial condition and results of operations.
The SEC may decide in the near future that issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of U.S. Generally Accepted Accounting Principles (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”), which are rapidly gaining worldwide acceptance. Changes in U.S. GAAP and changes in current interpretations are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised rule retroactively or apply existing rules differently which may adversely impact our results of operations or result in our recasting prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
The adoption of new accounting rules may adversely impact our financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”) has proposed new accounting rules which could result in significant changes in the way leases and / or real estate investments are reported in our financial statements under GAAP. The proposal, if adopted, could have a significant effect on our balance sheet. FASB may issue final rules on this topic in the near future. At this time, we are unable to determine what effect, if any, the adoption of this proposal will have on our financial condition, our results of operations and our financial ratios required by our debt covenants.
Geographic concentration of our properties makes our business vulnerable to natural disasters and severe weather conditions, which could have an adverse effect on our cash flow and operating results.
A significant portion of our property gross leasable area is located in areas that are susceptible to the harmful effects of earthquakes, tropical storms, hurricanes, tornadoes, wildfires, and similar natural disasters. As of December 31, 2011, approximately 23.3%, 19.2%, and 12.4% of our property gross leasable area, on a consolidated basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants do not pay a pro rata share of these costs under their leases. These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
An uninsured loss or a loss that exceeds the insurance policies on our properties could subject us to loss of capital or revenue on those properties.
We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on or off the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, our tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stock and unit holders.
Loss of our key personnel could adversely affect the value of our performance and our Parent Company's stock price.
We depend on the efforts of our key executive personnel. Although we believe qualified replacements could be found for our key executives, the loss of their services could adversely affect performance and our Parent Company's stock price.

We face competition from numerous sources, including other real estate investment trusts and small real estate owners.
The ownership of shopping centers is highly fragmented. We face competition from other real estate investment trusts as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We compete to develop shopping centers with other real estate investment trusts engaged in development activities as well as with local, regional, and national real estate developers. If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stock and unit holders, may be adversely affected.
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
All of our properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations and make distributions to our stock and unit holders.
If we do not maintain the security of tenant-related information, we could incur substantial additional costs and become subject to litigation.
We are implementing an online payment system where we will receive certain information about our tenants that will depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in information being obtained by unauthorized persons could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.
We rely extensively on computer systems to process transactions and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.
Although we have independent, redundant and physically separate primary and secondary computer systems, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations.

Risk Factors Related to Our Co-investment Partnerships and Acquisition Structure
We do not have voting control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.
We have invested as a co-venturer in the acquisition or development of properties. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The other co-venturer might (i) have interests or goals that are inconsistent with our interests or goals or (ii) otherwise impede our objectives. The other co-venturer also might become insolvent or bankrupt. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.
Our co-investment partnerships are an important part of our growth strategy. The termination of our co-investment partnerships could adversely affect our cash flow, operating results, and distributions to stock and unit holders.
Our management fee income has increased significantly as our participation in co-investment partnerships has increased. If co-investment partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset and property management fees from these co-investment partnerships, which could adversely affect our operating results and our cash available for distribution to stock and unit holders.
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
Our co-investment partnerships have $1.9 billion of debt as of December 31, 2011, of which 13.6% will mature through 2012, which is subject to significant refinancing risks. If real estate values continue to decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings.
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
We face risks associated with the use of debt to fund our business.

We depend on external financing, principally debt financing, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt.  Our access to financing depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets.  In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are eligible to refinance.

Without access to external financing, we would be required to pay outstanding debt with our operating cash flows and proceeds from property sales.  Our operating cash flows may not be sufficient to pay our outstanding debt as it comes due and real estate investments generally cannot be sold quickly at a return we believe is appropriate.  If we are required to deleverage our business with operating cash flows and proceeds from property sales, we may be forced to reduce the amount of, or eliminate altogether, our distributions to stock and unit holders or refrain from making investments in our business.

Our debt financing may reduce distributions to stock and unit holders.

Our organizational documents do not limit the amount of debt that we may incur. In addition, we do not expect to generate sufficient funds from operations to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we might be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms. Either could reduce the cash flow available for distributions to stock and unit holders. If we cannot make required mortgage payments, the mortgagee could foreclose on the property securing the mortgage, causing the loss of cash flow from that property.
Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our unsecured notes, unsecured term loan, unsecured line of credit, and revolving credit facility contain customary covenants, including compliance with financial ratios, such as ratio of total debt to gross asset value and fixed charge coverage ratio. Fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") dividend by the sum of interest expense and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. Our debt arrangements also restrict our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, and did not cure the breach within the applicable cure period, our lenders could require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loan, unsecured line of credit, and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.
We depend on external sources of capital, which may not be available in the future on favorable terms or at all.
To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions or developments, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, our existing debt arrangements also impose covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements. Additional equity offerings may result in substantial dilution of stockholders' interests and additional debt financing may substantially increase our degree of leverage.

Risk Factors Related to Interest Rates and the Market for Our Stock
Changes in economic and market conditions could adversely affect the Parent Company's stock price.
The market price of our common stock may fluctuate significantly in response to many factors, many of which are out of our control, including:

•	actual or anticipated variations in our operating results or dividends;

•	changes in our funds from operations or earnings estimates;

•
publication of research reports about us or the real estate industry in general and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REIT's;

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
Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes.
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
Risk Factors Related to Our Ownership Limitations and the Florida Business Corporation Act
Restrictions on the ownership of the Parent Company's capital stock to preserve our REIT status could delay or prevent a change in control.
Ownership of more than 7% by value of our outstanding capital stock is prohibited, with certain exceptions, by our articles of incorporation, for the purpose of maintaining our qualification as a REIT. This 7% limitation may discourage a change in control and may also (i) deter tender offers for our capital stock, which offers may be attractive to our stockholders, or (ii) limit the opportunity for our stockholders to receive a premium for their capital stock that might otherwise exist if an investor attempted to assemble a block in excess of 7% of our outstanding capital stock or to affect a change in control.
The issuance of the Parent Company's capital stock could delay or prevent a change in control.
Our articles of incorporation authorize our Board of Directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control. The provisions of the Florida Business Corporation Act regarding control share acquisitions and affiliated transactions could also deter potential acquisitions by preventing the acquiring party from voting the common stock it acquires or consummating a merger or other extraordinary corporate transaction without the approval of our disinterested stockholders.
Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2011				December 31, 2010
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,521,165	23.3%	91.1%	42	5,211,886	22.4%	93.7%
Florida	45	4,550,377	19.2%	92.6%	44	4,467,696	19.2%	92.5%
Texas	22	2,932,389	12.4%	93.5%	23	2,875,917	12.4%	89.9%
Ohio	12	1,591,430	6.7%	96.3%	13	1,698,262	7.3%	93.2%
Georgia	14	1,269,372	5.3%	89.1%	16	1,428,281	6.1%	88.2%
Colorado	14	1,161,853	4.9%	91.6%	14	1,117,074	4.8%	86.8%
Virginia	7	951,410	4.0%	92.9%	7	910,740	3.9%	93.9%
Illinois	5	862,968	3.6%	95.0%	5	885,581	3.8%	94.4%
North Carolina	9	836,922	3.5%	92.6%	9	874,238	3.8%	87.8%
Oregon	8	740,605	3.1%	90.8%	7	659,060	2.8%	96.8%
Tennessee	6	478,923	2.0%	94.1%	6	479,321	2.1%	92.3%
Missouri	4	408,347	1.7%	98.7%	—	—	—%	—%
Arizona	3	388,441	1.6%	84.0%	3	388,440	1.7%	90.6%
Massachusetts	2	360,297	1.5%	94.6%	2	371,758	1.6%	93.7%
Washington	5	357,201	1.5%	94.1%	6	461,073	2.0%	94.0%
Nevada	1	330,907	1.4%	88.7%	2	439,422	1.9%	79.5%
Pennsylvania	4	321,901	1.4%	98.4%	4	305,444	1.3%	94.0%
Delaware	2	242,939	1.0%	89.6%	2	242,680	1.0%	89.8%
Michigan	2	118,273	0.5%	39.2%	2	118,273	0.5%	84.6%
Maryland	1	87,556	0.4%	97.2%	1	95,010	0.4%	90.1%
Alabama	1	84,740	0.4%	86.2%	1	84,740	0.4%	77.8%
South Carolina	2	74,421	0.3%	98.1%	2	74,421	0.3%	96.2%
Indiana	3	54,484	0.2%	82.3%	3	54,484	0.2%	62.9%
Kentucky	1	23,186	0.1%	93.9%	1	23,186	0.1%	81.9%
Total	217	23,750,107	100.0%	92.2%	215	23,266,987	100.0%	91.6%
Certain Consolidated Properties are encumbered by mortgage loans of $448.4 million as of December 31, 2011.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	December 31, 2011				December 31, 2010
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,550,511	19.3%	95.5%	27	3,555,084	16.3%	94.4%
Virginia	21	2,780,216	15.1%	94.8%	22	2,788,919	12.8%	94.8%
Maryland	15	1,726,984	9.4%	92.9%	15	1,765,700	8.1%	89.8%
Illinois	10	1,328,210	7.2%	97.5%	19	2,258,221	10.4%	92.1%
Texas	9	1,226,986	6.7%	96.0%	10	1,277,109	5.9%	91.4%
North Carolina	7	1,191,869	6.5%	95.8%	7	1,315,343	6.0%	96.3%
Pennsylvania	7	981,711	5.3%	95.9%	7	981,635	4.5%	93.3%
Colorado	6	941,094	5.1%	95.5%	6	947,326	4.3%	94.8%
Florida	11	841,160	4.6%	93.2%	11	841,159	3.9%	92.0%
Minnesota	5	675,021	3.7%	98.4%	3	483,520	2.2%	97.4%
Washington	5	577,441	3.1%	90.9%	5	577,441	2.6%	91.7%
Ohio	2	532,020	2.9%	93.3%	2	537,073	2.5%	92.0%
South Carolina	4	286,222	1.6%	96.3%	4	286,297	1.3%	96.4%
Wisconsin	2	269,128	1.5%	93.5%	2	269,128	1.2%	94.2%
Georgia	3	243,351	1.3%	92.0%	3	243,351	1.1%	92.8%
Delaware	2	227,481	1.2%	89.3%	2	231,587	1.1%	86.2%
Massachusetts	1	185,279	1.0%	98.1%	1	185,279	0.8%	100.0%
Connecticut	1	179,864	1.0%	99.8%	1	179,863	0.8%	99.8%
New Jersey	2	156,531	0.9%	96.6%	2	156,482	0.7%	93.8%
Indiana	2	138,884	0.7%	93.1%	3	218,769	1.0%	91.1%
Alabama	1	118,466	0.6%	64.6%	1	118,466	0.6%	64.6%
Arizona	1	107,633	0.6%	92.1%	1	107,633	0.5%	93.2%
Oregon	1	93,101	0.5%	92.5%	1	93,101	0.4%	95.9%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	90.6%
Missouri	—	—	—%	—%	23	2,265,467	10.4%	96.8%
Tennessee	—	—	—%	—%	1	86,065	0.4%	94.8%
Total	147	18,398,810	100.0%	94.8%	181	21,809,665	100.0%	93.6%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.9 billion as of December 31, 2011.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus Regency's pro-rata share of Unconsolidated Properties as of December 31, 2011, based upon a percentage of total annualized base rent exceeding or equal to 0.5% (dollars in thousands):

Tenant	GLA	Percent to Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Publix	2,031,785	6.8%	$19,992	4.4%	55	1
Kroger	2,090,100	7.0%	19,202	4.2%	43	8
Safeway	1,707,700	5.7%	16,879	3.7%	51	6
Supervalu	839,301	2.8%	10,022	2.2%	26	2
CVS	483,136	1.6%	7,192	1.6%	46	—
Whole Foods	252,450	0.8%	6,664	1.5%	8	—
TJX Companies	543,334	1.8%	6,332	1.4%	25	—
Ahold	341,251	1.1%	4,751	1.0%	13	—
Ross Dress For Less	279,805	0.9%	4,353	1.0%	17	—
H.E.B.	294,765	1.0%	4,326	1.0%	5	—
PETCO	219,706	0.7%	4,104	0.9%	25	—
Walgreens	193,909	0.7%	3,729	0.8%	16	—
Starbucks	100,076	0.3%	3,507	0.8%	83	—
Sports Authority	181,523	0.6%	3,461	0.8%	5	—
Wells Fargo Bank	69,089	0.2%	3,311	0.7%	36	—
Bank of America	76,767	0.3%	3,270	0.7%	26	—
Sears Holdings	428,090	1.4%	3,213	0.7%	8	1
Rite Aid	207,459	0.7%	3,184	0.7%	24	—
PetSmart	178,850	0.6%	2,959	0.7%	10	—
Harris Teeter	247,811	0.8%	2,929	0.6%	8	—
Subway	98,248	0.3%	2,915	0.6%	112	—
Target	349,683	1.2%	2,884	0.6%	4	18
JPMorgan Chase Bank	54,573	0.2%	2,707	0.6%	23	—
The UPS Store	95,642	0.3%	2,499	0.6%	93	—
Wal-Mart	435,400	1.5%	2,466	0.5%	4	4
Trader Joe's	89,994	0.3%	2,296	0.5%	11	—
(1) Stores owned by anchor tenant that are attached to our centers.

Regency's leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rent, additional rents calculated as a percentage of the tenant's sales, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table sets forth a schedule of lease expirations for the next ten years and thereafter, assuming no tenants renew their leases (dollars in thousands):

Lease Expiration Year	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Minimum Rent (3)
(1)	432,809	1.6%	$7,846	1.7%
2012	2,366,496	8.9%	46,159	10.2%
2013	2,594,516	9.8%	50,532	11.1%
2014	2,609,414	9.8%	51,487	11.3%
2015	2,185,396	8.2%	43,891	9.7%
2016	2,923,044	11.0%	50,019	11.0%
2017	2,096,959	7.9%	35,866	7.9%
2018	1,431,217	5.4%	22,702	5.0%
2019	1,200,274	4.5%	18,977	4.2%
2020	1,597,409	6.0%	23,440	5.2%
2021	1,306,866	4.9%	19,698	4.3%
Thereafter	5,808,151	22.0%	83,033	18.4%
Total	26,552,551	100.0%	$453,650	100.0%
(1) Leased currently under month to month rent or in process of renewal.
(2) Represents GLA for Consolidated Properties plus Regency's pro-rata share of Unconsolidated Properties.
(3) Minimum rent includes current minimum rent and future contractual rent steps for the Consolidated Properties plus Regency's pro-rata share from Unconsolidated Properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See the following property table and also see Item 7, Management's Discussion and Analysis for further information about Regency's properties.

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,060	94.3%	Ralphs, Jimbo's...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Amerige Heights Town Center	2000	2000	89,181	95.5%	Albertsons, (Target)	—
Brea Marketplace (5)	2005	1987	352,022	98.4%	Sprout's Markets, Target	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare, Golfsmith
Costa Verde Center	1999	1988	178,623	96.9%	Bristol Farms	Bookstar, The Boxing Club
El Camino Shopping Center	1999	1995	135,728	91.9%	Von's Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,549	91.9%	Von's Food & Drug	CVS
Falcon Ridge Town Center Phase I (5)	2003	2004	232,754	98.3%	Stater Bros., (Target)	Sports Authority, Ross Dress for Less, Access Home, Michaels, Party City, Pier 1 Imports
Falcon Ridge Town Center Phase II (5)	2005	2005	66,864	100.0%	24 Hour Fitness	CVS
Five Points Shopping Center (5)	2005	1960	144,553	98.9%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods, PETCO
French Valley Village Center	2004	2004	98,752	95.3%	Stater Bros.	CVS
Friars Mission Center	1999	1989	146,897	91.1%	Ralphs	Longs Drug
Gelson's Westlake Market Plaza	2002	2002	84,975	94.7%	Gelson's Markets	—
Golden Hills Promenade	2006	2006	241,846	91.6%	Lowe's	Bed Bath & Beyond, TJ Maxx
Granada Village (5)	2005	1965	226,708	91.0%	Sprout's Markets	Rite Aid, TJ Maxx, Stein Mart, PETCO, Homegoods
Hasley Canyon Village (5)	2003	2003	65,801	100.0%	Ralphs	—
Heritage Plaza	1999	1981	231,380	98.2%	Ralphs	CVS, Jax Bicycle Center, Mitsuwa Marketplace, Total Woman
Indio Towne Center	2006	2006	132,678	74.7%	(Home Depot), (WinCo), Toys R Us	CVS, 24 Hour Fitness, PETCO, Party City
Indio Towne Center Phase II	2010	2010	46,827	100.0%	Toys "R" Us/Babies "R" Us	—
Jefferson Square	2007	2007	38,013	74.7%	Fresh & Easy	CVS
Laguna Niguel Plaza (5)	2005	1985	41,943	87.4%	(Albertsons)	CVS
Marina Shores (5)	2008	2001	67,727	97.8%	Whole Foods	PETCO
Morningside Plaza	1999	1996	91,212	95.1%	Stater Bros.	—
Navajo Shopping Center (5)	2005	1964	102,139	94.6%	Albertsons	Rite Aid, O'Reilly Auto Parts
Newland Center	1999	1985	149,140	97.7%	Albertsons	—
Oakbrook Plaza	1999	1982	83,286	93.8%	Albertsons	(Longs Drug)
Park Plaza Shopping Center (5)	2001	1991	194,763	94.2%	Sprout's Markets	CVS, PETCO, Ross Dress For Less, Office Depot, Tuesday Morning
Plaza Hermosa	1999	1984	94,777	92.9%	Von's Food & Drug	Sav-On Drugs
Point Loma Plaza (5)	2005	1987	212,415	92.1%	Von's Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (5)	2005	1981	153,256	90.1%	Von's Food & Drug	(Longs Drug), 24 Hour Fitness
Rio Vista Town Center	2005	2005	67,622	83.5%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,760	100.0%	Superior Super Warehouse	—
Seal Beach (5)	2002	1966	96,858	95.5%	Von's Food & Drug	CVS
Paseo Del Sol	2004	2004	29,885	100.0%	Whole Foods	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)

Twin Oaks Shopping Center (5)	2005	1978	98,399	98.9%	Ralphs	Rite Aid
Twin Peaks	1999	1988	198,139	98.1%	Albertsons, Target	—
Valencia Crossroads	2002	2003	172,856	98.8%	Whole Foods, Kohl's	—
Ventura Village	1999	1984	76,070	90.7%	Von's Food & Drug	—
Vine at Castaic	2005	2005	27,314	72.9%	—	—
Vista Village Phase I (5)	2002	2003	129,009	96.7%	Krikorian Theaters, (Lowe's)	—
Vista Village Phase II (5)	2002	2003	55,000	45.5%	Frazier Farms	—
Vista Village IV	2006	2006	11,000	100.0%	—	—
Westlake Village Plaza and Center	1999	1975	190,529	87.9%	Von's Food & Drug and Sprouts	(CVS), Longs Drug, Total Woman
Westridge Village	2001	2003	92,287	100.0%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	98.7%	El Super	—

San Francisco/ Northern CA
Applegate Ranch Shopping Center	2006	2006	144,444	82.4%	(Super Target), (Home Depot)	Marshalls, PETCO, Big 5 Sporting Goods
Auburn Village (5)	2005	1990	133,944	84.5%	Bel Air Market	Dollar Tree, Goodwill Industries, (Longs Drug)
Bayhill Shopping Center (5)	2005	1990	121,846	99.2%	Mollie Stone's Market	Longs Drug
Blossom Valley (5)	1999	1990	93,316	100.0%	Safeway	Longs Drug
Clayton Valley Shopping Center	2003	2004	260,205	95.7%	Fresh & Easy, Orchard Supply Hardware	Longs Drugs, Dollar Tree, Ross Dress For Less
Clovis Commons	2004	2004	174,990	99.3%	(Super Target)	Petsmart, TJ Maxx, Office Depot, Best Buy
Corral Hollow (5)	2000	2000	167,184	98.5%	Safeway, Orchard Supply & Hardware	Longs Drug
Diablo Plaza	1999	1982	63,265	98.5%	(Safeway)	(CVS), Beverages & More
East Washington Place (4)	2011	2011	208,224	—%	(Target)	—
El Cerrito Plaza	2000	2000	256,035	99.2%	(Lucky's)	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,413	98.3%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	94.2%	Safeway	—
Gateway 101	2008	2008	92,110	100.0%	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	—
Loehmanns Plaza California	1999	1983	113,310	98.2%	(Safeway)	Longs Drug, Loehmann's
Mariposa Shopping Center (5)	2005	1957	126,658	100.0%	Safeway	Longs Drug, Ross Dress for Less
Oak Shade Town Center	2011	1998	103,762	93.1%	Safeway	Office Max, Rite Aid
Pleasant Hill Shopping Center (5)	2005	1970	227,681	99.1%	Target, Toys "R" Us	Barnes & Noble, Ross Dress for Less
Powell Street Plaza	2001	1987	165,928	98.8%	Trader Joe's	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company, Marshalls
Raley's Supermarket (5)	2007	1964	62,827	100.0%	Raley's	—
San Leandro Plaza	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)

Sequoia Station	1999	1996	103,148	100.0%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Pier 1
Silverado Plaza (5)	2005	1974	84,916	100.0%	Nob Hill	Longs Drug
Snell & Branham Plaza (5)	2005	1988	92,352	96.4%	Safeway	—
Stanford Ranch Village (5)	2005	1991	89,875	95.9%	Bel Air Market	—
Strawflower Village	1999	1985	78,827	98.3%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,140	96.3%	Safeway	Longs Drug, Tassajara Valley Hardware
West Park Plaza	1999	1996	88,104	91.6%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	95.9%	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza (5)	2005	1968	109,701	98.7%	Fresh & Easy	Sports Basement
Subtotal/Weighted Average (CA)			9,071,676	92.8%

FLORIDA

Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	100.0%	Publix	—
First Street Village	2006	2006	54,926	94.7%	Publix	—
Grande Oak	2000	2000	78,784	94.7%	Publix	—

Jacksonville / North Florida
Anastasia Plaza	1993	1988	102,342	96.4%	Publix	—
Canopy Oak Center (5)	2006	2006	90,042	82.5%	Publix	—
Carriage Gate	1994	1978	76,784	86.8%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix), Target	—
Fleming Island	1998	2000	136,663	74.8%	Publix, (Target)	PETCO
Hibernia Pavilion	2006	2006	51,298	97.4%	Publix	—
Hibernia Plaza	2006	2006	8,400	16.7%	—	(Walgreens)
Horton's Corner	2007	2007	14,820	100.0%	—	Walgreens
John's Creek Center (5)	2003	2004	75,101	87.0%	Publix	—
Julington Village (5)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper Shopping Center	1993	1974	80,421	100.0%	Publix	CVS
Newberry Square	1994	1986	180,524	94.7%	Publix, K-Mart	Jo-Ann Fabrics
Nocatee Town Center (4)	2007	2007	69,679	90.8%	Publix	—
Oakleaf Commons	2006	2006	73,717	86.7%	Publix	(Walgreens)
Ocala Corners	2000	2000	86,772	95.9%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	98.3%	Publix, Burlington Coat Factory, Hobby Lobby	CVS
Pine Tree Plaza	1997	1999	63,387	96.8%	Publix	—
Plantation Plaza (5)	2004	2004	77,747	88.1%	Publix	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

Seminole Shoppes	2009	2009	73,241	96.4%	Publix	—
Shoppes at Bartram Park (5)	2005	2004	105,319	93.5%	Publix, (Kohl's)	—
Shoppes at Bartram Park Phase II (5)	2008	2008	14,639	70.0%	—	(Tutor Time)
Shops at John's Creek	2003	2004	15,490	73.5%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center (5)	2001	2002	62,821	84.7%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	92.2%	Publix	CVS, Shuva Israel
Berkshire Commons	1994	1992	110,062	100.0%	Publix	Walgreens
Caligo Crossing	2007	2007	10,763	100.0%	(Kohl's)	—
Five Corners Plaza (5)	2005	2001	44,647	99.4%	Publix	—
Garden Square	1997	1991	90,258	100.0%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	79.7%	Publix	—
Pebblebrook Plaza (5)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104	1998	1990	108,192	100.0%	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	1996	1982	109,949	86.7%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	91.1%	Publix	Walgreens, Harbor Freight Tools, You Fit Health Club
Bloomingdale Square	1998	1987	267,736	96.3%	Publix, Wal-Mart, Bealls	Ace Hardware
East Towne Center	2002	2003	69,841	86.0%	Publix	—
Kings Crossing Sun City	1999	1999	75,020	95.5%	Publix	—
Lynnhaven (5)	2001	2001	63,871	100.0%	Publix	—
Marketplace Shopping Center	1995	1983	90,296	74.7%	LA Fitness	—
Regency Square	1993	1986	349,848	92.0%	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Ulta
Suncoast Crossing Phase I	2007	2007	108,434	94.8%	Kohl's	—
Suncoast Crossing Phase II (4)	2008	2008	9,451	70.4%	(Target)	—
Town Square	1997	1999	44,380	90.1%	—	PETCO, Pier 1 Imports
Village Center	1995	1993	181,110	93.8%	Publix	Walgreens, Stein Mart
Northgate Square	2007	1995	75,495	92.3%	Publix	—
Westchase	2007	1998	78,998	100.0%	Publix	—
Willa Springs (5)	2000	2000	89,930	100.0%	Publix	—

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	117,124	78.4%	Publix	Citi Trends
Chasewood Plaza	1993	1986	155,603	95.0%	Publix	Bealls, Books-A-Million

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

East Port Plaza	1997	1991	162,831	91.1%	Publix	Walgreens, Medvance Institute, Goodwill
Island Crossing (5)	2007	1996	58,456	97.6%	Publix	—
Martin Downs Village Center	1993	1985	112,667	89.1%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,937	87.9%	—	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Wellington Town Square	1996	1982	107,325	99.2%	Publix	CVS
Subtotal/Weighted Average (FL)			5,391,537	92.7%

TEXAS

Austin
Hancock	1999	1998	410,438	97.9%	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	122,646	77.4%	Sprout's Markets	Office Depot
North Hills	1999	1995	144,020	94.9%	H.E.B.	—
Tech Ridge Center	2011	2001	187,350	93.8%	H.E.B.	Office Depot, Petco

Dallas / Ft. Worth
Bethany Park Place (5)	1998	1998	98,906	98.0%	Kroger	—
Cooper Street	1999	1992	127,696	91.9%	(Home Depot)	Office Max, K&G Men's Company, Home Depot Expansion Tract
Hickory Creek Plaza	2006	2006	28,134	77.6%	(Kroger)	—
Shops at Highland Village	2005	2005	352,086	87.7%	AMC Theater	Barnes & Noble, Dental Insurance Company
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	91.8%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	83.4%	(Albertsons), Wal-Mart	—
Market at Preston Forest	1999	1990	96,353	100.0%	Tom Thumb	—
Mockingbird Common	1999	1987	120,321	100.0%	Tom Thumb	Ogle School of Hair Design
Preston Park	1999	1985	239,333	91.3%	Tom Thumb	Gap
Prestonbrook	1998	1998	91,537	97.2%	Kroger	—
Rockwall Town Center	2002	2004	46,095	100.0%	(Kroger)	(Walgreens)
Shiloh Springs (5)	1998	1998	110,040	83.1%	Kroger	—
Signature Plaza	2003	2004	32,415	80.0%	(Kroger)	—
Trophy Club	1999	1999	106,507	89.3%	Tom Thumb	(Walgreens)

Houston
Alden Bridge (5)	2002	1998	138,953	96.8%	Kroger	Walgreens
Cochran's Crossing	2002	1994	138,192	93.4%	Kroger	CVS
Indian Springs Center (5)	2002	2003	136,625	100.0%	H.E.B.	—
Kleinwood Center (5)	2002	2003	148,964	89.3%	H.E.B.	(Walgreens)

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (continued)

Panther Creek	2002	1994	166,077	100.0%	Randall's Food	CVS, Sears Paint & Hardware (Sublease Morelands), The Woodlands Childrens Museum
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (5)	2001	2000	134,045	98.9%	Kroger	Walgreens
Waterside Marketplace	2007	2007	24,858	92.5%	(Kroger)	—
Weslayan Plaza East (5)	2005	1969	169,693	100.0%	—	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West (5)	2005	1969	185,964	100.0%	Randall's Food	Walgreens, PETCO, Jo Ann's, Office Max, Tuesday Morning
Westwood Village	2006	2006	183,547	98.2%	(Target)	Gold's Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection (5)	2005	1974	103,796	93.5%	Randall's Food	—
Subtotal/Weighted Average (TX)			4,159,375	94.3%

VIRGINIA

Richmond
Gayton Crossing (5)	2005	1983	156,917	89.3%	Martin's, (Kroger)	—
Hanover Village Shopping Center (5)	2005	1971	88,006	82.1%	—	Tractor Supply Company, Floor Trader
Village Shopping Center (5)	2005	1948	111,177	93.8%	Martin's	CVS

Other Virginia
Ashburn Farm Market Center	2000	2000	91,905	100.0%	Giant Food	—
Ashburn Farm Village Center (5)	2005	1996	88,897	96.9%	Shoppers Food Warehouse	—
Braemar Shopping Center (5)	2004	2004	96,439	94.8%	Safeway	—
Centre Ridge Marketplace (5)	2005	1996	104,100	100.0%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	97.8%	Safeway	PETCO
Culpeper Colonnade	2006	2006	131,707	97.1%	Martin's, (Target)	PetSmart, Staples
Fairfax Shopping Center	2007	1955	76,311	80.0%	—	Direct Furniture
Festival at Manchester Lakes (5)	2005	1990	165,130	98.5%	Shoppers Food Warehouse	—
Fortuna Center Plaza (5)	2004	2004	104,694	100.0%	Shoppers Food Warehouse, (Target)	Rite Aid
Fox Mill Shopping Center (5)	2005	1977	103,269	97.1%	Giant Food	—
Greenbriar Town Center (5)	2005	1972	340,006	97.6%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Hollymead Town Center (5)	2003	2004	153,739	98.1%	Harris Teeter, (Target)	Petsmart
Kamp Washington Shopping Center (5)	2005	1960	71,825	58.2%	—	—
Kings Park Shopping Center (5)	2005	1966	74,702	97.2%	Giant Food	CVS
Lorton Station Marketplace (5)	2006	2005	132,445	97.7%	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center (5)	2006	2005	51,807	91.5%	—	ReMax
Market at Opitz Crossing	2003	2003	149,791	79.1%	Safeway	Hibachi Grill & Supreme Buffet

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINA (continued)

Saratoga Shopping Center (5)	2005	1977	113,013	94.7%	Giant Food	—
Shops at County Center	2005	2005	96,695	93.6%	Harris Teeter	—
Signal Hill (5)	2003	2004	95,172	100.0%	Shoppers Food Warehouse	—
Shops at Stonewall	2007	2007	267,175	96.6%	Wegmans, Dick's Sporting Goods	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Shops at Stonewall Phase II	2011	2011	40,670	100.0%	Dick's Sporting Goods	—
Town Center at Sterling Shopping Center (5)	2005	1980	190,069	89.5%	Giant Food	Direct Furniture, Party Depot
Village Center at Dulles (5)	2002	1991	297,571	99.2%	Shoppers Food Warehouse, Gold's Gym	CVS, Advance Auto Parts, Chuck E. Cheese, Staples, Goodwill, Tuesday Morning
Willston Centre I (5)	2005	1952	105,376	94.5%	—	CVS, Baileys Health Care
Willston Centre II (5)	2005	1986	135,862	94.3%	Safeway, (Target)	—
Subtotal/Weighted Average (VA)			3,731,626	94.3%

ILLINOIS

Chicago
Baker Hill Center (5)	2004	1998	135,355	99.1%	Dominick's	—
Brentwood Commons (5)	2005	1962	125,550	99.1%	Dominick's	Dollar Tree, Fabrics Etc 2
Civic Center Plaza (5)	2005	1989	264,973	99.5%	Super H Mart, Home Depot	O'Reilly Automotive, King Spa
Frankfort Crossing Shpg Ctr	2003	1992	114,534	86.8%	Jewel / OSCO	Ace Hardware
Geneva Crossing (5)	2004	1997	123,182	98.8%	Dominick's	Goodwill
Glen Oak Plaza	2010	1967	62,616	96.0%	Trader Joe's	Walgreens, ENH Medical Offices
Hinsdale	1998	1986	178,960	93.8%	Dominick's	Goodwill, Cardinal Fitness
McHenry Commons Shopping Center (5)	2005	1988	99,448	89.8%	Hobby Lobby	Goodwill
Riverside Sq & River's Edge (5)	2005	1986	169,435	100.0%	Dominick's	Ace Hardware, Party City
Roscoe Square (5)	2005	1981	140,461	89.5%	Mariano's	Walgreens, Toys "R" Us
Shorewood Crossing (5)	2004	2001	87,705	98.4%	Dominick's	—
Shorewood Crossing II (5)	2007	2005	86,276	98.1%	—	Babies R Us, Staples, PETCO, Factory Card Outlet
Stonebrook Plaza Shopping Center (5)	2005	1984	95,825	100.0%	Dominick's	—
Westbrook Commons	2001	1984	123,855	92.4%	Dominick's	Goodwill
Willow Festival	2010	2007	383,003	98.6%	Whole Foods, Lowe's	CVS, DSW Warehouse, HomeGoods, Recreational Equipment, Best Buy
Subtotal/Weighted Average (IL)			2,191,178	96.5%

MISSOURI

St. Louis
Brentwood Plaza	2007	2002	60,452	96.5%	Schnucks	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
MISSOURI (continued)

Bridgeton	2007	2005	70,762	97.3%	Schnucks, (Home Depot)	—
Dardenne Crossing	2007	1996	67,430	97.9%	Schnucks	—
Kirkwood Commons	2007	2000	209,703	100.0%	Wal-Mart, (Target), (Lowe's)	TJ Maxx, HomeGoods, Famous Footwear
Subtotal/Weighted Average (MO)			408,347	98.7%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	87.0%	Kroger	—
Cherry Grove	1998	1997	195,513	97.0%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	396,861	98.9%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Indian Springs Market Center (5)	2005	2005	141,063	100.0%	Kohl's, (Wal-Mart Supercenter)	Office Depot, HH Gregg Appliances
Red Bank Village	2006	2006	164,317	97.4%	Wal-Mart	—
Regency Commons	2004	2004	30,770	86.2%	—	—
Shoppes at Mason	1998	1997	80,800	92.6%	Kroger	—
Sycamore Crossing & Sycamore Plaza (5)	2008	1966	390,957	90.9%	Fresh Market, Macy's Furniture Gallery, Toys 'R Us, Dick's Sporting Goods	Barnes & Noble, Old Navy, Staples, Identity Salon & Day Spa
Westchester Plaza	1998	1988	88,181	97.0%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	98.4%	Kroger	—
Kroger New Albany Center	1999	1999	93,286	91.8%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	98.4%	Kroger, (Home Depot)	—
Windmiller Plaza Phase I	1998	1997	140,437	98.5%	Kroger	Sears Hardware
Wadsworth Crossing	2005	2005	108,164	96.5%	(Kohl's), (Lowe's), (Target)	Office Max, Bed, Bath & Beyond, MC Sports, PETCO
Subtotal/Weighted Average (OH)			2,123,450	95.5%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	88.7%	Fresh Market	Chuck E. Cheese, Party City, Rite Aid, Planet Fitness
Cochran Commons (5)	2007	2003	66,020	100.0%	Harris Teeter	(Walgreens)
Providence Commons (5)	2010	1994	77,314	91.6%	Harris Teeter	Rite Aid

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
NORTH CAROLINA (continued)

Greensboro
Harris Crossing (4)	2007	2007	65,150	91.1%	Harris Teeter	—

Raleigh / Durham
Cameron Village (5)	2004	1949	554,853	98.2%	Harris Teeter, Fresh Market
Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Priscilla of Boston, The Cheshire Cat Gallery

Colonnade Center (4)	2009	2009	57,625	85.4%	Whole Foods	—
Fuquay Crossing (5)	2004	2002	124,774	96.3%	Kroger	O2 Fitness, Dollar Tree
Garner Towne Square	1998	1998	184,347	95.1%	Kroger, (Home Depot), (Target)	Office Max, Petsmart, Shoe Carnival, (Target)
Glenwood Village	1997	1983	42,864	91.2%	Harris Teeter	—
Lake Pine Plaza	1998	1997	87,690	94.5%	Kroger	—
Maynard Crossing (5)	1998	1997	122,782	84.4%	Kroger	—
Middle Creek Commons	2006	2006	73,634	100.0%	Lowes Foods	—
Shoppes of Kildaire (5)	2005	1986	145,101	95.5%	Trader Joe's	Home Comfort Furniture, Gold's Gym, Staples
Southpoint Crossing	1998	1998	103,128	89.7%	Kroger	—
Sutton Square (5)	2006	1985	101,025	96.9%	Fresh Market	Rite Aid
Woodcroft Shopping Center	1996	1984	89,833	95.4%	Food Lion	Triangle True Value Hardware
Subtotal/Weighted Average (NC)			2,028,791	94.5%

COLORADO

Colorado Springs
Falcon Marketplace	2005	2005	22,491	72.5%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	100.0%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	93.6%	King Soopers	—

Denver
Applewood Shopping Center (5)	2005	1956	370,221	95.7%	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village (5)	2005	1957	159,237	93.0%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, Bottles Wine & Spirit
Belleview Square	2004	1978	117,331	100.0%	King Soopers	—
Boulevard Center	1999	1986	80,320	92.0%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,147	98.8%	King Soopers	Ace Hardware
Centerplace of Greeley III Phase I	2007	2007	94,090	84.4%	Sports Authority	Best Buy
Centerplace of Greeley III Phase II (4)	2011	2011	25,000	100.0%	—	TJ Maxx
Cherrywood Square (5)	2005	1978	86,162	93.3%	King Soopers	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
COLORADO (continued)

Crossroads Commons (5)	2001	1986	142,694	98.7%	Whole Foods	Barnes & Noble, Bicycle Village
Hilltop Village (5)	2002	2003	100,030	93.8%	King Soopers	—
Kent Place (4)	2011	2011	47,418	68.1%	King Soopers	—
South Lowry Square	1999	1993	119,916	93.5%	Safeway	—
Littleton Square	1999	1997	94,222	73.4%	King Soopers	—
Lloyd King Center	1998	1998	83,326	96.9%	King Soopers	—
Ralston Square Shopping Center (5)	2005	1977	82,750	98.0%	King Soopers	—
Shops at Quail Creek	2008	2008	37,585	79.7%	(King Soopers)	—
Stroh Ranch	1998	1998	93,436	97.0%	King Soopers	—
Subtotal/Weighted Average (CO)			2,102,947	93.4%

MARYLAND

Baltimore
Elkridge Corners (5)	2005	1990	73,529	98.4%	Green Valley Markets	Rite Aid
Festival at Woodholme (5)	2005	1986	81,016	96.0%	Trader Joe's	—
Village at Lee Airpark (4)	2005	2005	87,556	97.2%	Giant Food, (Sunrise)	—
Parkville Shopping Center (5)	2005	1961	162,435	94.6%	Mrs. Greens	Parkville Lanes, Castlewood Realty (Sub: Herit)
Southside Marketplace (5)	2005	1990	125,146	95.1%	Shoppers Food Warehouse	Rite Aid
Valley Centre (5)	2005	1987	215,780	93.9%	—	TJ Maxx, Ross Dress for Less, HomeGoods, Staples, PetSmart

Other Maryland
Bowie Plaza (5)	2005	1966	102,904	89.7%	—	CVS
Clinton Park (5)	2003	2003	206,050	92.9%	Giant Food, Sears, (Toys "R" Us)	Fitness For Less
Cloppers Mill Village (5)	2005	1995	137,035	89.8%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (5)	2005	1978	22,328	100.0%	—	—
Goshen Plaza (5)	2005	1987	42,906	84.1%	—	CVS
King Farm Village Center (5)	2004	2001	118,326	96.3%	Safeway	—
Mitchellville Plaza (5)	2005	1991	152,214	84.0%	Food Lion	—
Takoma Park (5)	2005	1960	106,469	93.4%	Shoppers Food Warehouse	—
Watkins Park Plaza (5)	2005	1985	113,443	97.0%	Safeway	CVS
Woodmoor Shopping Center (5)	2005	1954	67,403	93.7%	—	CVS
Subtotal/Weighted Average (MD)			1,814,540	93.2%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
GEORGIA

Atlanta
Ashford Place	1997	1993	53,449	98.1%	—	Harbor Freight Tools
Briarcliff La Vista	1997	1962	39,204	100.0%	—	Michaels
Briarcliff Village	1997	1990	189,551	93.2%	Publix	Office Depot, Party City, Shoe Carnival, TJ Maxx
Buckhead Court	1997	1984	48,318	97.5%	—	—
Cambridge Square	1996	1979	71,429	100.0%	Kroger	—
Cornerstone Square	1997	1990	80,406	74.4%	—	CVS, Hancock Fabrics
Delk Spectrum	1998	1991	100,539	77.4%	Publix	Eckerd
Dunwoody Hall (5)	1997	1986	89,351	96.5%	Publix	Eckerd
Dunwoody Village	1997	1975	120,169	88.5%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village	2004	1984	92,118	83.0%	Publix	Eckerd
King Plaza (5)	2007	1998	81,432	92.1%	Publix	—
Loehmanns Plaza Georgia	1997	1986	137,139	94.0%	—	Loehmann's, Dance 101, Office Max
Lost Mountain Crossing (5)	2007	1994	72,568	86.4%	Publix	—
Paces Ferry Plaza	1997	1987	61,698	95.9%	—	Harry Norman Realtors
Powers Ferry Square	1997	1987	97,897	85.1%	—	CVS
Powers Ferry Village	1997	1994	78,896	82.9%	Publix	Mardi Gras
Russell Ridge	1994	1995	98,559	88.5%	Kroger	—
Subtotal/Weighted Average (GA)			1,512,723	89.6%

PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (5)	2005	1958	46,228	100.0%	Ahart Market	—
Lower Nazareth Commons	2007	2007	86,868	98.2%	(Target), Sports Authority	PETCO
Stefko Boulevard Shopping Center (5)	2005	1976	133,899	93.8%	Valley Farm Market	—

Harrisburg
Silver Spring Square (5)	2005	2005	314,450	96.9%	Wegmans, (Target)	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta, PETCO

Philadelphia
City Avenue Shopping Center (5)	2005	1960	159,095	93.8%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	214,213	98.4%	Trader Joe's	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center	2006	2006	14,820	100.0%	—	Walgreens
Mercer Square Shopping Center (5)	2005	1988	91,400	98.0%	Genuardi's	—
Newtown Square Shopping Center (5)	2005	1970	146,959	94.3%	Acme Markets	Rite Aid
Warwick Square Shopping Center (5)	2005	1999	89,680	98.0%	Genuardi's	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
PENNSYLVANIA (continued)

Other Pennsylvania
Hershey	2000	2000	6,000	100.0%	—	—
Subtotal/Weighted Average (PA)			1,303,612	96.6%

WASHINGTON

Portland
Orchards Market Center I (5)	2002	2004	100,663	100.0%	Wholesale Sports	Jo-Ann Fabrics, PETCO, (Rite Aid)
Orchards Market Center II	2005	2005	77,478	89.9%	LA Fitness	Office Depot

Seattle
Aurora Marketplace (5)	2005	1991	106,921	95.9%	Safeway	TJ Maxx
Cascade Plaza (5)	1999	1999	211,072	79.2%	Safeway	Fashion Bug, Jo-Ann Fabrics, Ross Dress For Less, Big Lots
Eastgate Plaza (5)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
Overlake Fashion Plaza (5)	2005	1987	80,555	94.5%	(Sears)	Marshalls
Pine Lake Village	1999	1989	102,899	100.0%	Quality Foods	Rite Aid
Sammamish-Highlands	1999	1992	101,289	94.5%	(Safeway)	Bartell Drugs, Ace Hardware
Southcenter	1999	1990	58,282	86.6%	(Target)	—
Subtotal/Weighted Average (WA)			934,642	92.1%

OREGON

Portland
Greenway Town Center (5)	2005	1979	93,101	92.5%	Lamb's Thriftway	Rite Aid, Dollar Tree
Murrayhill Marketplace	1999	1988	148,967	81.2%	Safeway	—
Sherwood Crossroads	1999	1999	87,966	92.1%	Safeway	—
Sherwood Market Center	1999	1995	124,259	97.8%	Albertsons	—
Sunnyside 205	1999	1988	53,547	88.2%	—	—
Tanasbourne Market	2006	2006	71,000	100.0%	Whole Foods	—
Walker Center	1999	1987	89,610	97.4%	Sports Authority	—

Other Oregon
Corvallis Market Center	2006	2006	84,548	100.0%	Trader Joe's	TJ Maxx, Michael's
Northgate Marketplace (4)	2011	2011	80,708	73.1%	Trader Joe's	REI, PETCO, Ulta Salon
Subtotal/Weighted Average (OR)			833,706	91.0%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
TENNESSEE

Nashville
Lebanon Center	2006	2006	63,800	89.0%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	97.7%	Publix	—
Nashboro Village	1998	1998	86,811	96.8%	Kroger	(Walgreens)
Northlake Village	2000	1988	137,807	87.6%	Kroger	PETCO
Peartree Village	1997	1997	109,506	100.0%	Harris Teeter	PETCO, Office Max

Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd
Subtotal/Weighted Average (TN)			478,923	94.1%

MASSACHUSETTS

Boston
Shops at Saugus	2006	2006	90,055	94.6%	Trader Joe's	La-Z-Boy, PetSmart
Speedway Plaza (5)	2006	1988	185,279	98.1%	Stop & Shop, BJ's Warehouse	—
Twin City Plaza	2006	2004	270,242	94.6%	Shaw's, Marshall's	Rite Aid, K&G Fashion, Dollar Tree, Gold's Gym, Extra Space Storage
Subtotal/Weighted Average (MA)			545,576	95.8%

ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,293	88.1%	Safeway	—
Palm Valley Marketplace (5)	2001	1999	107,633	92.1%	Safeway	—
Pima Crossing	1999	1996	239,438	88.9%	Golf & Tennis Pro Shop, Inc.	Life Time Fitness, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	38.3%	—	—
Subtotal/Weighted Average (AZ)			496,074	85.8%

MINNESOTA

Apple Valley Square (5)	2006	1998	184,841	100.0%	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Calhoun Commons (5)	2011	1999	66,150	100.0%	Whole Foods	—
Colonial Square (5)	2005	1959	93,338	100.0%	Lund's	—
Rockford Road Plaza (5)	2005	1991	205,479	97.2%	Rainbow Foods	PetSmart, HomeGoods, TJ Maxx

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
MINNESOTA (continued)

Rockridge Center (5)	2011	2006	125,213	95.8%	Cub Foods	—
Subtotal/Weighted Average (MN)			675,021	98.4%

DELAWARE

Dover
White Oak - Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (5)	2005	1988	160,673	86.4%	Shop Rite	Cinemark, Dollar Tree, US Post Office
Pike Creek	1998	1981	232,031	89.1%	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn (5)	2005	1971	66,808	96.1%	—	Rite Aid
Subtotal/Weighted Average (DE)			470,420	89.4%

NEVADA

Deer Springs Town Center	2007	2007	330,907	88.7%	(Target), Home Depot, Toys "R" Us	Michaels, PetSmart, Ross Dress For Less, Staples
Subtotal/Weighted Average (NV)			330,907	88.7%

SOUTH CAROLINA

Charleston
Merchants Village (5)	1997	1997	79,649	97.0%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough Shopping Center (5)	1998	1993	82,333	93.9%	Publix	—

Columbia
Murray Landing (5)	2002	2003	64,359	100.0%	Publix	—

Other South Carolina
Buckwalter Village	2006	2006	59,601	97.6%	Publix	—
Surfside Beach Commons (5)	2007	1999	59,881	94.7%	Bi-Lo	—
Subtotal/Weighted Average (SC)			360,643	96.7%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
INDIANA

Chicago
Airport Crossing	2006	2006	11,924	77.8%	(Kohl's)	—
Augusta Center	2006	2006	14,532	100.0%	(Menards)	—

Indianapolis
Greenwood Springs	2004	2004	28,028	75.0%	(Gander Mountain), (Wal-Mart Supercenter)	—
Willow Lake Shopping Center (5)	2005	1987	85,923	88.8%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (5)	2005	2001	52,961	100.0%	Trader Joe's	—
Subtotal/Weighted Average (IN)			193,368	90.0%

WISCONSIN

Racine Centre Shopping Center (5)	2005	1988	135,827	95.4%	Piggly Wiggly	Golds Gym, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (5)	2005	1989	133,301	91.6%	Pick 'N' Save	Harbor Freight Tools, Dollar Tree
Subtotal/Weighted Average (WI)			269,128	93.5%

ALABAMA

Shoppes at Fairhope Village	2008	2008	84,740	86.2%	Publix	—
Valleydale Village Shop Center (5)	2002	2003	118,466	64.6%	Publix	—
Subtotal/Weighted Average (AL)			203,206	73.6%

CONNECTICUT

Corbin's Corner (5)	2005	1962	179,864	99.8%	Trader Joe's	Toys "R" Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports
Subtotal/Weighted Average (CT)			179,864	99.8%

NEW JERSEY

Haddon Commons (5)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (5)	2005	1990	103,891	98.3%	Shop Rite	—
Subtotal/Weighted Average (NJ)			156,531	96.6%

MICHIGAN

Fenton Marketplace	1999	1999	97,224	34.7%	—	Michaels

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000sf (6)	Drug Store & Other Anchors > 10,000 Sq Ft
MICHIGAN (continued)

State Street Crossing	2006	2006	21,049	60.0%	(Wal-Mart)	—
Subtotal/Weighted Average (MI)			118,273	39.2%

DISTRICT OF COLUMBIA

Shops at The Columbia (5)	2006	2006	22,812	100.0%	Trader Joe's	—
Spring Valley Shopping Center (5)	2005	1930	16,835	100.0%	—	CVS
Subtotal/Weighted Average (DC)			39,647	100.0%

KENTUCKY

Walton Towne Center	2007	2007	23,186	93.9%	(Kroger)	—
Subtotal/Weighted Average (KY)			23,186	93.9%
Total/Weighted Average			42,148,917	93.3%

(1) This table includes both Regency's Consolidated and Unconsolidated Properties ("Combined Portfolio").
(2) Or latest renovation.
(3) Includes properties where the Company has not yet incurred at least 90% of the expected costs to complete and the anchor has not yet been open for at least two calendar years ("development properties" or "properties in development"). If development properties are excluded, the total percentage leased would be 93.9% for Company's Combined Portfolio of shopping centers.

(4) Property in development.
(5) Owned by a co-investment partnership with outside investors in which RCLP or an affiliate is the general partner.
(6) An anchor tenant that supports the Company's shopping center and in which the Company has no ownership is indicated by parentheses.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock (NYSE: REG) is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2011 and 2010.

	2011			2010
			Cash			Cash
Quarter	High	Low	Dividends	High	Low	Dividends
Ended	Price	Price	Declared	Price	Price	Declared
March 31	$45.36	40.90	0.4625	$39.37	32.54	0.4625
June 30	47.51	41.00	0.4625	41.96	34.01	0.4625
September 30	47.90	34.11	0.4625	40.24	32.25	0.4625
December 31	41.64	32.30	0.4625	44.80	39.60	0.4625

The Company has determined that the dividends paid during 2011 and 2010 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distribution	Nontaxable Distributions
2011	$1.8500	0.6105	0.0185	1.2210
2010	$1.8500	0.7400	0.0370	1.0730
As of February 28, 2012, there were approximately 18,000 holders of common equity.
We intend to pay regular quarterly distributions to Regency Centers Corporations' common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deem relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions at least equal to 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, the Company may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2011. The Company did not repurchase any of its equity securities during the quarter-ended December 31, 2011.

The performance graph furnished below compares Regency's cumulative total stockholder return since December 31, 2006. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2011. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2011	2010 (1)	2009 (1)		2008 (1)	2007 (1)
Operating Data:
Revenues	$500,417	476,161	478,561		485,332	425,783
Operating expenses	326,138	310,334	300,272		260,187	238,771
Other expense (income)	135,273	151,751	190,729		109,286	29,280
Income (loss) before equity in income (loss)
of investments in real estate partnerships	39,006	14,076	(12,440)		115,859	157,732
Equity in income (loss) of investments in
real estate partnerships	9,643	(12,884)	(26,373)		5,292	18,093
Income (loss) from continuing operations	48,649	1,192	(38,813)		121,151	175,825
Income from discontinued operations	7,139	11,809	9,777		26,333	38,300
Net income (loss)	55,788	13,001	(29,036)		147,484	214,125
Net income attributable to noncontrolling
interests	(4,418)	(4,185)	(3,961)		(5,333)	(6,365)
Net income (loss) attributable to controlling
interests	51,370	8,816	(32,997)		142,151	207,760
Preferred stock dividends	(19,675)	(19,675)	(19,675)		(19,675)	(19,675)
Net income (loss) attributable to common
stockholders	31,695	(10,859)	(52,672)		122,476	188,085

Income per Common Share- diluted:
Income (loss) from continuing operations	$0.27	(0.28)	(0.82)		1.38	2.15
Net income (loss) attributable to common
stockholders	$0.35	(0.14)	(0.70)		1.76	2.72

Other Information:
Common dividends declared per share	$1.85	1.85	2.11		2.90	2.64
Common stock outstanding including
exchangeable operating partnership units	89,760	81,717	81,670		70,091	69,653
Combined Portfolio GLA	42,149	45,077	44,972		49,645	51,107
Combined Portfolio number of properties owned	364	396	400		440	451
Ratio of earnings to fixed charges (2)	1.4	1.2	0.9	(3)	1.5	1.9

Balance Sheet Data:
Real estate investments before accumulated
depreciation	$4,488,794	4,417,746	4,259,990		4,425,895	4,367,191
Total assets	3,987,071	3,994,539	3,992,228		4,158,568	4,137,069
Total debt	1,982,440	2,094,469	1,886,380		2,135,571	2,007,975
Total liabilities	2,117,417	2,250,137	2,061,621		2,416,824	2,249,200
Stockholders' equity	1,808,355	1,685,177	1,862,380		1,676,323	1,810,401
Noncontrolling interests	61,299	59,225	68,227		65,421	77,468
(1) As further described in Note 7 to Consolidated Financial Statements, historical amounts have been restated to reflect an immaterial adjustment relating to the Company's non-qualified deferred compensation plan.
(2) Historical amounts have been restated to conform to changes made to the 2011 calculation, which exclude from earnings distributions from equity investees for property disposals or refinancing.
(3) The Company's ratio of earnings to fixed charges was deficient in 2009 by $21.8 million, due to significant non-cash charges for impairment of real estate investments recorded in 2009 of $97.5 million.

Operating Partnership

	2011	2010 (1)	2009 (1)		2008 (1)	2007 (1)
Operating Data:
Revenues	$500,417	476,161	478,561		485,332	425,783
Operating expenses	326,138	310,334	300,272		260,187	238,771
Other expense (income)	135,273	151,751	190,729		109,286	29,280
Income (loss) before equity in income (loss)
of investments in real estate partnerships	39,006	14,076	(12,440)		115,859	157,732
Equity in income (loss) of investments in
real estate partnerships	9,643	(12,884)	(26,373)		5,292	18,093
Income (loss) from continuing operations	48,649	1,192	(38,813)		121,151	175,825
Income from discontinued operations	7,139	11,809	9,777		26,333	38,300
Net income (loss)	55,788	13,001	(29,036)		147,484	214,125
Net income attributable to noncontrolling
interests	(590)	(376)	(452)		(701)	(990)
Net income (loss) attributable to controlling
interests	55,198	12,625	(29,488)		146,783	213,135
Preferred unit distributions	(23,400)	(23,400)	(23,400)		(23,400)	(23,400)
Net income (loss) attributable to
common unit holders	31,798	(10,775)	(52,888)		123,383	189,735

Income per common unit - diluted:
Income (loss) from continuing operations	$0.27	(0.28)	(0.82)		1.38	2.15
Net income (loss) attributable to
common unit holders	$0.35	(0.14)	(0.70)		1.76	2.72

Other Information:
Distributions per unit	$1.85	1.85	2.11		2.90	2.64
Common units outstanding	89,760	81,717	81,670		70,091	69,653
Preferred units outstanding	500	500	500		500	500
Combined Portfolio GLA	42,149	45,077	44,972		49,645	51,107
Combined Portfolio number of properties owned	364	396	400		440	451
Ratio of earnings to fixed charges (2)	1.4	1.2	0.9	(3)	1.5	1.9

Balance Sheet Data:
Real estate investments before accumulated
depreciation	$4,488,794	4,417,746	4,259,990		4,425,895	4,367,191
Total assets	3,987,071	3,994,539	3,992,228		4,158,568	4,137,069
Total debt	1,982,440	2,094,469	1,886,380		2,135,571	2,007,975
Total liabilities	2,117,417	2,250,137	2,061,621		2,416,824	2,249,200
Partners' capital	1,856,550	1,733,573	1,918,859		1,733,764	1,869,478
Noncontrolling interests	13,104	10,829	11,748		7,980	18,391
(1) As further described in Note 7 to Consolidated Financial Statements, historical amounts have been restated to reflect an immaterial adjustment relating to the Company's non-qualified deferred compensation plan.
(2) Historical amounts have been restated to conform to changes made to the 2011 calculation, which exclude from earnings distributions from equity investees for property disposals or refinancing.
(3) The Company's ratio of earnings to fixed charges was deficient in 2009 by $21.8 million, due to significant non-cash charges for impairment of real estate investments recorded in 2009 of $97.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Our Strategy

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner in Regency Centers, L.P. We are focused on achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We work to achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are leased by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At December 31, 2011, we directly owned 217 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.8 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 147 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 18.4 million square feet of GLA.
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
At December 31, 2011, the consolidated operating shopping centers were 93.1% leased, as compared to 92.6% at December 31, 2010. During the recession of 2009, we experienced occupancy declines in our shopping centers, which stabilized during 2010 as the economy continued its recovery, and increased during 2011. During 2011, we began replacing weaker tenants with financially stronger tenants that we expect will contribute to the overall success of our shopping centers. We continue to produce higher levels of new leasing activity and fewer tenant defaults as compared to 2010 and 2009, and move-outs of weaker tenants hurt by the recession appear to be on the decline. However, economic uncertainties arising in Europe could negatively impact the US economy, the operations of the tenants in our shopping centers, and consequently future operations and cash flows of our shopping centers.
Rental rate changes have varied by market during 2011 as certain markets continue to experience a decline in market rates due to previous tenant's rental rates being above market, while other markets' rates are stabilized or increasing. We expect this market variability to continue during 2012. During 2011 and 2010, average rental rates from new and renewal leasing in the Combined Portfolio for spaces vacant less than 12 months grew 1.2% in 2011 and declined -0.1% in 2010. We expect average 2012 rental rates from new and renewal leases to decline or grow in a range of -1.0% to 2.5%.
We continue to closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We also evaluate consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may effect our tenants.
We continue to monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As economic weakness persists in geographic areas where we have centers that contain leases with these types of clauses, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.
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
Co-investment partnerships provide us with an additional capital source for shopping center acquisitions, as well as, the opportunity to earn fees for asset management, property management, and other investing and financing services. As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, it provides a source of capital that further strengthens our balance sheet while we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy.

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

	December 31, 2011	December 31, 2010
Number of Properties	217	215
Properties in Development	7	25
Gross Leasable Area	23,750,107	23,266,987
% Leased – Operating and Development	92.2%	91.6%
% Leased – Operating	93.1%	92.6%

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

	December 31, 2011	December 31, 2010
Number of Properties	147	181
Properties in Development	—	1
Gross Leasable Area	18,398,810	21,809,665
% Leased – Operating and Development	94.8%	93.6%
% Leased – Operating	94.8%	93.8%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying our shopping centers at December 31, 2011:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	51	7.0%	4.2%
Publix	56	6.8%	4.4%
Safeway	57	5.7%	3.7%
Supervalu	28	2.8%	2.2%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

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
We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have announced store closings or filed bankruptcy. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.
Blockbuster Video represents our largest tenant currently in bankruptcy. As of February 1, 2012 we had 17 leases with Blockbuster in the Combined Portfolio, 16 leases of which expire in 2012. Assuming these stores continue through their lease expiration date, we would expect to receive base rent of approximately $503,000 during 2012 including our pro rata share of those leases in the Unconsolidated Properties.

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is presented on a pro-rata basis for the Company. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$217,633	138,459	195,804
Net cash (used in) provided by investing activities	(77,723)	(184,457)	51,545
Net cash used in financing activities	(145,569)	(32,797)	(164,279)
Net (decrease) increase in cash and cash equivalents	$(5,659)	(78,795)	83,070
On December 31, 2011 our cash balance was $11.4 million. We operate our business such that we expect net cash provided by operating activities, before the effect of the derivative instruments settled in 2010 and 2009 and funded through financing activity, will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders.

The following table summarizes these amounts for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Cash flow from operations	$217,633	138,459	195,804
Settlement of derivative instruments	—	63,435	19,953
Total	$217,633	201,894	215,757

Scheduled principal payments	$5,699	5,024	5,214
Capital expenditures to maintain shopping centers	13,117	12,238	10,072
Dividend distributions to share and unit holders	183,878	172,519	183,070
Total	$202,694	189,781	198,356
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable February 29, 2012 to stock and unit holders of record as of February 15, 2012. Our dividend has remained unchanged since May 2009. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets. At December 31, 2011, 79.7% of our real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (“the Line”). Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures, is 45.0% at December 31, 2011, a decline from our ratio at December 31, 2010 of 48.1%, due to the settlement of our forward sale agreements ("Forward Equity Offering") in March 2011. Our coverage ratio, including our pro-rata share of our partnerships, was 2.3 times for the year ended December 31, 2011 as compared to 2.1 times for the year ended December 31, 2010. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
At December 31, 2011, commitments available to us under the Line totaled $600.0 million, which had an outstanding balance of $40.0 million. The Line was renewed in September 2011, and now matures in September 2015. In February 2011, a $113.8 million revolving credit facility expired with no balance outstanding and we did not renew this facility. On November 17, 2011, the Company closed on a $250 million unsecured term loan agreement ("Term Loan"), which matures in December 2016, and had no outstanding balance as of December 31, 2011.
On January 15, 2011, $161.7 million of unsecured debt matured, and we repaid the maturity by borrowing on the Line. On March 9, 2011, we received net proceeds of $215.4 million from the settlement of the 8.0 million common share Forward Equity Offering and used a portion of the proceeds to payoff the balance of the Line. During 2012, we estimate that we will require approximately $302.2 million primarily to repay $192.4 million of maturing debt (excluding scheduled principal payments); and $109.8 million for in-process development costs and capital contributions to our co-investment partnerships for repayment of debt. To meet these cash requirements, we plan to use funds from our existing Line and Term Loan, and when the capital markets are favorable, by issuing long term fixed rate debt and common equity. In January 2012, we borrowed $150 million on the Term Loan and in combination with proceeds drawn on the Line, repaid $192.4 million unsecured debt maturing January 15, 2012. A more detailed schedule about our maturing loans is included below under Contractual Obligations.

During 2011, we acquired five shopping centers for $110.6 million, including our pro rata share of acquisitions completed by our co-investment partnerships. Although we may fund acquisitions from various capital sources, a primary source of funds would come from capital recycling by selling shopping centers that no longer meet our investment criteria. During 2011, we sold 13 shopping centers for $91.2 million, including our pro rata share of sales completed by our co-investment partnerships. Relying on property sales as a substantial capital source to fund our acquisition program is subject to numerous risks including the inherent difficulties in selling properties in the current market, or selling properties at higher initial returns than planned, thereby limiting our ability to source the necessary funds to acquire dominate infill shopping centers consistent with our capital recycling strategy. Capital recycling may also be dilutive to our earnings given that dominate infill shopping centers that we would target for acquisition may have lower initial returns than many of the properties that we would target for sale.

At December 31, 2011, we had seven development properties that were either under construction or in lease up, which when completed, will represent a net investment of $161.3 million after projected sales of adjacent land and out-parcels. This compares to 26 development properties at December 31, 2010, representing an investment of $530.6 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.6% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be $72.6 million.
During 2011, the co-investment partnerships repaid $484.7 million of debt through new mortgage loan financings and partner capital contributions. At December 31, 2011, our joint ventures had $255.6 million of scheduled secured mortgage loans and credit lines maturing in 2012. These maturities will be repaid from proceeds from new mortgage loan financings of $128.0 million currently committed, $5.6 million expected refinancing and $122.0 million of partner capital contributions of which Regency's pro rata share is $44.6 million.
We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 100% of the total debt of the co-investment partnerships including lines of credit as of December 31, 2011. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by DIK, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse.
Although common or preferred equity raised in the public markets by the Parent Company is an option to fund future capital needs, access to these markets could be limited at times. When conditions for the issuance of securities are acceptable, we will evaluate issuing debt or equity to fund new acquisition opportunities, fund new developments, or repay maturing debt. At December 31, 2011, the Parent Company and the Operating Partnership have an existing universal shelf registration statement available for the issuance of new equity and debt securities. See Note 11, Equity and Capital, in the Notes to Consolidated Financial Statements, for further discussion of the Company's capital structure.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders. On February 6, 2012, the Company announced it would redeem all issued and outstanding shares of the Parent Company's Series 3 and Series 4 Cumulative Redeemable Preferred Stock on March 31, 2012.  The Company expects to reduce net income available to common stockholders through a non-cash charge of $7.0 million at redemption. On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $842,000.  On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share.

Investments in Real Estate Partnerships

At December 31, 2011, we had investments in real estate partnerships of $386.9 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at December 31, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Number of Co-investment Partnerships	16	18
Regency’s Ownership	20%-50%	16.35%-50%
Number of Properties	148	181
Combined Assets	$3,501,775	3,983,122
Combined Liabilities	$1,992,213	2,262,476
Combined Equity	$1,509,562	1,720,646
Regency’s Share of (1)(2):
Assets	$1,160,954	1,263,400
Liabilities	$648,533	706,026
(1) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on the operations of Regency, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis as further described in Note 4 to Consolidated Financial Statements.

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $29.0 million, $25.1 million and $29.1 million for the years ended December 31, 2011, 2010, and 2009 respectively. During the years ended December 31, 2011, 2010, and 2009 we received transaction fees from our co-investment partnerships of $5.0 million, $2.6 million and $7.8 million, respectively, which are non-recurring.
Our investments in real estate partnerships as of December 31, 2011 and December 31, 2010 consist of the following (in thousands):

	Ownership	2011	2010
GRI - Regency, LLC (GRIR)	40.00%	$262,018	277,235
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	195	63
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO) (1)	16.35%	—	20,050
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	20,335	20,025
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,686	9,815
Cameron Village, LLC (Cameron)	30.00%	17,110	17,604
RegCal, LLC (RegCal)	25.00%	18,128	15,340
Regency Retail Partners, LP (the Fund)	20.00%	16,430	17,478
US Regency Retail I, LLC (USAA)	20.01%	3,093	3,941
Other investments in real estate partnerships	50.00%	39,887	47,041
Total		$386,882	428,592
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.

On May 4, 2011, we entered into an agreement with the DESCO Group ("DESCO") to redeem our entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a DIK of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which we received through the DIK were recorded at the carrying value of our equity investment of $18.8 million. Additionally, as part of the agreement, we received a $5.0 million disposition fee at closing on May 4, 2011 to buyout our asset, property, and leasing management contracts, and received $1.0 million for transition services provided through 2011.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured credit facilities as described further below and in Note 9 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes reserves for approximately $2.4 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known. The table also excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts.

The following table of Contractual Obligations summarizes our debt maturities including interest, excluding recorded debt premiums or discounts that are not obligations, and our obligations under non-cancelable operating, sub, and ground leases as of December 31, 2011, including our pro-rata share of obligations within co-investment partnerships (in thousands):

	Payments Due by Period
						Beyond 5
	2012	2013	2014	2015	2016	Years	Total
Notes Payable:
Regency (1)	$297,879	120,226	263,970	468,151	84,497	1,178,015	2,412,738
Regency's share of JV (1)	132,499	42,495	55,072	72,628	123,136	370,680	796,510

Operating Leases:
Regency	4,801	4,505	3,703	3,616	3,014	1,597	21,236

Subleases:
Regency	(528)	(229)	(117)	(94)	(32)	—	(1,000)

Ground Leases:
Regency	3,644	3,645	3,640	3,319	3,343	103,611	121,202
Regency's share of JV	189	189	189	189	189	9,424	10,369

Total	$438,484	170,831	326,457	547,809	214,147	1,663,327	3,361,055

(1) Amounts include interest payments.

Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed. Our co-investment partnership properties have been financed with non-recourse loans. The Company has no guarantees related to these loans.

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

Accounts Receivable

Minimum rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are the Company's principal source of revenue. As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Real Estate and Long-Lived Assets

Acquisition of Real Estate Assets

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

Cost Capitalization

We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. In summary, a project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs are no longer capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At December 31, 2011 and 2010, the Company had capitalized pre-development costs of $2.1 million and $899,000, respectively, of which $1.0 million and $840,000, respectively, were refundable deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the years ended December 31, 2011, 2010, and 2009, we expensed pre-development costs of approximately $241,000, $520,000, and $3.8 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2011, 2010, and 2009, we capitalized interest of $1.5 million, $5.1 million, and $19.1 million, respectively, on our development projects. We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the years ended December 31, 2011, 2010, and 2009, we capitalized $5.5 million, $2.7 million, and $6.5 million, respectively, of direct internal costs incurred to support our development program. The capitalization of costs is directly related to the actual level of development activity occurring. If accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

Valuation of Real Estate Assets

We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows is based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to Consolidated Financial Statements.

Results from Operations - 2011 vs. 2010
Comparison of the years ended December 31, 2011 to 2010:
Our revenues increased by $24.3 million or 5.1% to $500.4 million in 2011, as compared to 2010, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$356,097	338,639	17,458
Percentage rent	2,996	2,540	456
Recoveries from tenants and other income	107,344	105,582	1,762
Management, transaction, and other fees	33,980	29,400	4,580
Total revenues	$500,417	476,161	24,256

Minimum rent increased due to the acquisition of two operating properties in the latter part of Q4 2010, the acquisition of three operating properties during 2011, and four properties received through the DESCO DIK in May 2011. The increase in percentage rent was due to increased tenant sales during the year ended December 31, 2011, as compared to 2010. Recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses. In addition, other income increased due to increased contingency income earned from prior year sales of $1.4 million.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$6,705	6,695	10
Property management fees	14,910	15,599	(689)
Transaction fees	5,000	2,594	2,406
Leasing commissions and other fees	7,365	4,512	2,853
	$33,980	29,400	4,580

The increase in transaction and other fees was due to the $5.0 million disposition fee and $1.0 million in consulting fees we received as a result of the DESCO DIK liquidation during the the year ended December 31, 2011 as compared to the $2.6 million disposition fee we received related to GRI's acquisition of Macquarie CountryWide's ("MCW") investment during the year ended December 31, 2010.
Our operating expenses increased by $15.8 million or 5.1% to $326.1 million in 2011, as compared to 2010. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$132,129	120,450	11,679
Operating and maintenance	72,626	68,496	4,130
General and administrative	56,117	61,502	(5,385)
Real estate taxes	55,542	53,462	2,080
Provision for doubtful accounts	3,075	3,928	(853)
Other expenses	6,649	2,496	4,153
Total operating expenses	$326,138	310,334	15,804

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the two operating properties acquired during 2010, the three operating properties acquired during 2011, and the four properties received through the DESCO DIK in May 2011. The majority of the operating, maintenance, and real estate tax cost increases are recoverable from our tenants and included in our revenues. General and administrative expenses declined $5.4 million as a result of decreasing incentive compensation and certain employee benefits during the year ended December 31, 2011, as compared to 2010. Provision for doubtful accounts decreased as a result of improvements in the collection of tenant's accounts receivable for the year ended December 31, 2011, as compared to 2010. The increase in other expenses is due to income tax expense of $2.7 million incurred in 2011, as compared to a $1.3 million income tax benefit incurred in 2010.
The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$116,343	125,788	(9,445)
Interest on line of credit	1,746	1,430	316
Capitalized interest	(1,480)	(5,099)	3,619
Hedge interest	9,478	5,576	3,902
Interest income	(2,442)	(2,408)	(34)
	$123,645	125,287	(1,642)
Interest on notes payable decreased during the year ended December 31, 2011, as compared to 2010, as a result of the repayment of $161.7 million and $20.0 million of unsecured debt in January 2011 and December 2011, respectively. Capitalized interest decreased as a result of reduced development activity during the year ended December 31, 2011, as compared to 2010. Hedge interest increased as a result of $36.7 million of hedges settled on September 30, 2010, with the realized loss being amortized over a ten year period beginning October 2010, resulting in increased hedge interest expense for the year ended December 31, 2011.
We evaluate our real estate investments for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, which may result in a reduction in the carrying value of the asset to its fair value. A provision for impairment was recognized during the year ended December 31, 2011 of $13.8 million, related primarily to two operating properties. These properties exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which lead to the impairment.
During the year ended December 31, 2011, we sold eight out-parcels for net proceeds of $13.4 million and recognized no gain, whereas during the year ended December 31, 2010, we sold eleven out-parcels for net proceeds of $11.8 million and recognized a gain of approximately $661,000.

Our equity in income (loss) of investments in real estate partnerships changed by approximately $22.5 million during 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,266	(6,672)	13,938
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(150)	(108)	(42)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	(318)	(817)	499
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,775	(2,970)	5,745
Columbia Regency Partners II, LLC (Columbia II)	20.00%	179	(69)	248
Cameron Village, LLC (Cameron)	30.00%	322	(221)	543
RegCal, LLC (RegCal)	25.00%	1,904	194	1,710
Regency Retail Partners, LP (the Fund)	20.00%	268	(3,565)	3,833
US Regency Retail I, LLC (USAA)	20.01%	243	(88)	331
Other investments in real estate partnerships	50.00%	(2,846)	1,432	(4,278)
Total		$9,643	(12,884)	22,527
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income (loss) in investments in real estate partnerships, compared to 2010, is related to our pro-rata share of the decrease in depreciation expense of $5.7 million, the decrease in interest expense of $5.9 million, the decrease in impairment provisions of $18.5 million, and the net gain on extinguishment of debt of $1.7 million, offset by a decrease in net operating income of $7.8 million and a gain on sale of properties by approximately $700,000 at the individual real estate partnerships.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Income from discontinued operations was $7.1 million for the year ended December 31, 2011 and includes $5.9 million in gains, net of taxes, from the sale of seven operating properties for net proceeds of $66.0 million and the operations, including impairment, of the shopping centers sold. Income from discontinued operations was $11.8 million for the year ended December 31, 2010 and includes $7.6 million in gains from the sale of two operating properties and one property in development for net proceeds of $34.9 million and the operations of the shopping centers sold.
Related to our Parent Company's results, our net income attributable to common stockholders for the year ended December 31, 2011 was $31.7 million, an increase of $42.6 million as compared to net loss of $10.9 million for the year ended December 31, 2010. The higher net income was primarily related to the increase in revenue, offset partially by the increase in operating expenses, from 2010 to 2011 as discussed above, a decrease in impairment provisions of $12.8 million, the $4.2 million net loss on extinguishment of debt incurred in 2010, with no such loss incurred in 2011, and an increase in equity in income of investments in real estate partnerships of $22.5 million. Our diluted net income per share was $0.35 for the year ended December 31, 2011 as compared to diluted net loss per share of $0.14 for the year ended December 31, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the year ended December 31, 2011 was $31.8 million, an increase of $42.6 million as compared to net loss of $10.8 million for the year ended December 31, 2010 for the same reasons stated above. Our diluted net income per unit was $0.35 for the year ended December 31, 2011 as compared to net loss per unit of $0.14 for the year ended December 31, 2010.

Comparison of the years ended December 31, 2010 to 2009:
Our revenues decreased by $2.4 million or 0.5% to $476.2 million in 2010, as compared to 2009, as summarized in the following table (in thousands):

	2010	2009	Change
Minimum rent	$338,639	337,516	1,123
Percentage rent	2,540	3,585	(1,045)
Recoveries from tenants and other income	105,582	99,171	6,411
Management, transaction, and other fees	29,400	38,289	(8,889)
Total revenues	$476,161	478,561	(2,400)

Generally, leased percentages were unchanged between 2010 and 2009, and as such, minimum rent remained relatively consistent, only increasing slightly from 2009 to 2010. Declines in percentage rent were a result of the change in percentage rent lease terms due to the increase in minimum rent for certain leases, upon their renewal. The increase in recoveries from tenants and other income resulted from a significant increase in termination fees received during 2010 related to tenant operators negotiating an early end to their lease agreements, as well as, higher operating and real estate tax expenses.
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
Asset management fees, which are tied to the value of the real estate we manage for our co-investment partners, decreased in 2010 due to an overall decline in commercial real estate values, but was also a result of the liquidation of a joint venture with MCW that occurred in 2009, as well as, our increased ownership and revised agreements in the GRIR joint venture, which resulted in lower fees paid to us by our partner. Transaction fees decreased primarily as a result of the $7.8 million disposition fee we received from Charter Hall Retail REIT (“CHRR”) in 2009 equal to 1% of the gross sales price paid by GRI described below. Leasing commissions decreased as a result of our increased ownership in the GRIR joint venture, which resulted in a reduction of fee recognized.
Our operating expenses increased by $10.1 million or 3.4% to $310.3 million in 2010, as compared to 2009. The following table summarizes our operating expenses (in thousands):

	2010	2009	Change
Depreciation and amortization	$120,450	114,058	6,392
Operating and maintenance	68,496	64,030	4,466
General and administrative	61,502	53,177	8,325
Real estate taxes	53,462	52,375	1,087
Provision for doubtful accounts	3,928	8,348	(4,420)
Other expenses	2,496	8,284	(5,788)
Total operating expenses	$310,334	300,272	10,062

Increases in depreciation and amortization expense along with operating, maintenance, and real estate tax expense are primarily related to the recently completed developments commencing operations in the current year and general increases in expenses incurred by the operating properties. The majority of these cost increases are recoverable from our tenants and included in our revenues. General and administrative expenses increased as a result of higher levels of compensation earned in 2010 for higher levels of performance as compared to 2009. Provision for doubtful accounts decreased in 2010 as compared to 2009 due to significantly improved tenant collection rates and fewer tenant defaults. The decrease in other expenses is due to a $1.3 million tax benefit incurred in 2010, as compared to tax expense of $1.8 million incurred in 2009, as well as a reduction in pre-development costs written off as a result of pursuing less new development activity during 2010.
The following table presents the change in interest expense (in thousands):

	2010	2009	Change
Interest on notes payable	$125,788	123,778	2,010
Interest on line of credit	1,430	5,985	(4,555)
Capitalized interest	(5,099)	(19,062)	13,963
Hedge interest	5,576	2,305	3,271
Interest income	(2,408)	(3,767)	1,359
	$125,287	109,239	16,048
Interest on line of credit decreased as a result of lower outstanding balances during 2010 as compared to 2009. Capitalized interest decreased as a result of a reduced development activity as compared to 2009, and a higher level of shopping center completions during 2010.
A provision for impairment was recognized during the year ended December 31, 2010 of $26.6 million, which was a decrease of $70.9 million from the impairment provision recorded in 2009. The impairment provision recorded in 2010 was a result of identifying properties that had been previously considered held for long term investment and determining that they no longer met our long term investment strategy. As a result of this re-evaluation, we changed our expected investment holding period and reduced our carrying value to estimated fair value. During 2009, we recorded a provision for impairment of $104.4 million, of which $93.7 million related to land held for future development or sale. During 2009, a prospective anchor tenant for several development sites expressed considerable uncertainty about the timing and location of future stores given the recession occurring during that period. As a result, we reevaluated and reduced the probability of future development at these sites and accordingly reduced our carrying value in the land parcels to estimated fair value of the land. Included in the impairment provision recorded during 2009 were operating properties that were subjected to the same investment criteria evaluation that we applied during 2010, and we accordingly reduced our carrying value on those properties to estimated fair value based upon a change in expected holding periods. If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. All of the $26.6 million provision was recorded in continuing operations for the year ended December 31, 2010 and of the $104.4 million provision recorded during the year ended December 31, 2009, $6.9 million was reclassified into discontinued operations.
During the year ended December 31, 2010, we sold eleven out-parcels for net proceeds of $11.8 million and recognized a gain of approximately $661,000, as compared to 2009 where we sold 18 out-parcels for net proceeds of $27.8 million and recognized a gain of approximately $219,000. During 2010, we recognized approximately $332,000 in contingent gains related to three properties sold to the USAA partnership during 2009. During 2009, we sold eight operating properties to the USAA partnership for net proceeds of $103.3 million and recognized gains of $19.1 million recorded under the Restricted Gain Method (as further described in Note 1, Significant Accounting Policies, to the Consolidated Financial Statements).

Our equity in income (loss) of investments in real estate partnerships changed by $13.5 million during the year ended December 31, 2010, as compared to 2009 as follows (in thousands):

	Ownership	2010	2009	Change
Macquarie CountryWide-Regency (MCWR I)(1)	—%	$—	1,207	(1,207)
GRI - Regency, LLC (GRIR)(2)	40.00%	(6,672)	(28,308)	21,636
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(108)	150	(258)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)	16.35%	(817)	(883)	66
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	(2,970)	914	(3,884)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	(69)	28	(97)
Cameron Village, LLC (Cameron)	30.00%	(221)	(436)	215
RegCal, LLC (RegCal)	25.00%	194	123	71
Regency Retail Partners, LP (the Fund)	20.00%	(3,565)	(464)	(3,101)
US Regency Retail I, LLC (USAA)	20.01%	(88)	(6)	(82)
Other investments in real estate partnerships	50.00%	1,432	1,302	130
Total		$(12,884)	(26,373)	13,489
(1) At December 31, 2008, our ownership interest in MCWR I was 25%. The liquidation of MCWR I was complete December 31, 2009.
(2) At December 31, 2009, our ownership interest in GRIR (formerly Macquarie CountryWide-Regency II, LLC) was 25%.
The change in our equity loss in investments in real estate partnerships, compared to 2009, is related to increasing our ownership interest in GRIR effective January 1, 2010 to 40% from our 24.95% ownership interest in 2009, combined with similar positive trends that we experienced in the Consolidated Properties as they relate to increases in base rent, reductions in provisions for doubtful accounts, higher termination fees and lower provisions for impairment. During 2010, our pro-rata share of the impairment reserves recorded in the real estate partnerships was $23.0 million as compared to $26.1 million in 2009. During 2009, impairment provisions were primarily incurred and recorded by GRIR; however, during 2010, impairment provisions, which were significantly lower in GRIR and contributed to GRIR’s reduction in equity loss, were higher in Columbia I and the Fund, which contributed to the equity losses reported by these two partnerships in 2010.
Income from discontinued operations was $11.8 million for the year ended December 31, 2010 and includes $7.6 million in gains, net of taxes, from the sale of two operating properties and one property in development for net proceeds of $34.9 million and the operations of the shopping centers sold or classified as held-for sale in 2010 and 2009. Income from discontinued operations was $9.8 million for the year ended December 31, 2009 and includes $5.8 million in gains from the sale of one operating property and four properties in development for net proceeds of $49.3 million and the operations of shopping centers sold or classified as held for sale in 2010 and 2009.
Related to our Parent Company’s results, our net loss attributable to common stockholders for the year ended December 31, 2010 was $10.9 million, an increase in net income of $41.8 million as compared with the net loss of $52.7 million for the year ended December 31, 2009. The higher net income was primarily related to a lower provision for impairment recorded during 2010 as compared to 2009, moderate improvement in our operating fundamentals impacting base rent, but partially offset by lower gains realized in 2010 on sales of operating properties, and higher interest expense. Our diluted net loss per share was $0.14 in 2010 as compared to diluted net loss per share of $0.69 in 2009.
Related to our Operating Partnership results, our net loss attributable to common unit holders for the year ended December 31, 2010 was $10.8 million, an increase in net income of $42.1 million as compared with the net loss of $52.9 million for the year ended December 31, 2009 for the same reasons stated above. Our diluted net loss per unit was $0.14 for the year ended December 31, 2010 as compared to net loss per unit of $0.69 for the year ended December 31, 2009.

Environmental Matters
We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be $2.4 million and $2.9 million, all of which has been accrued as of December 31, 2011 and 2010, respectively. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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
We are exposed to two significant components of interest rate risk. We have a $600.0 million unsecured line of credit (the "Line") commitment and a $250.0 million unsecured term loan (the "Term Loan") commitment, as further described in Note 9 to the Consolidated Financial Statements. Our Line commitment has a variable interest rate that is based upon a variable interest rate of LIBOR plus 125 basis points and our Term Loan has a variable interest rate of LIBOR plus 145 basis points. LIBOR rates charged on our Line commitment and our Term Loan (collectively our "Unsecured credit facilities") change monthly. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to changes in interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our interest rate swaps are structured solely for the purpose of interest rate protection.
During 2006, we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. At inception, we designated these Swaps as cash flow hedges to lock in the underlying treasury rates on $400.0 million of fixed rate financing that was expected to occur in 2010 and 2011. During 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 Swaps in place to hedge the $106.0 million mortgage loan issued on July 1, 2009. On June 1, 2010, we paid $26.8 million to partially settle $150.0 million of the remaining $290.7 million Swaps in place to hedge the $150.0 million ten-year senior unsecured notes issued on June 2, 2010. On September 30, 2010, we paid $36.7 million to settle the remaining $140.7 million of Swaps to hedge the $250.0 million ten-year senior unsecured notes issued on October 7, 2010. During 2011, the Company, through a consolidated co-investment partnership, entered an interest rate swap on a $9.0 million variable rate secured loan maturing on September 1, 2014 to fix the interest rate. For the years ended December 31, 2011 and 2010, we recognized expense of $54,000 and income of $1.4 million, respectively, for changes in hedge ineffectiveness.
We have $208.7 million of fixed rate debt maturing in 2012 and 2013 that has a weighted average fixed interest rate of 6.78%, which includes $192.4 million of unsecured long-term debt that matures in January 2012. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, our current capacity under our Line and Term Loan, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations. In January 2012 we borrowed the on our Line and Term Loan to repay the $192.4 million unsecured debt maturing in January 2012.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2011, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at December 31, 2011 and are subject to change on a monthly basis.
The table below incorporates only those exposures that exist as of December 31, 2011 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$199,171	23,122	172,743	401,482	19,018	1,112,536	1,928,072	2,077,432
Average interest rate for all fixed rate debt (1)	5.69%	5.67%	5.74%	5.89%	5.89%	5.89%	—	—
Variable rate LIBOR debt	$204	204	12,257	40,000	—	—	52,665	52,907
Average interest rate for all variable rate debt (1)	1.80%	1.79%	1.48%	—	—	—	—	—

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

February 29, 2012
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited Regency Centers Corporation's (the Company's) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 29, 2012
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP

February 29, 2012
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited Regency Centers, L.P.'s (the Partnership's) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 29, 2012
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except share data)

	2011	2010
Assets
Real estate investments at cost (notes 2, 3, 4, and 15):
Land	$1,273,606	1,093,700
Buildings and improvements	2,604,229	2,284,522
Properties in development	224,077	610,932
	4,101,912	3,989,154
Less: accumulated depreciation	791,619	700,878
	3,310,293	3,288,276
Investments in real estate partnerships	386,882	428,592
Net real estate investments	3,697,175	3,716,868
Cash and cash equivalents	11,402	17,061
Restricted cash	6,050	5,399
Accounts receivable, net of allowance for doubtful accounts of $3,442 and $4,819 at December 31, 2011 and 2010, respectively	37,733	36,600
Straight-line rent receivable, net of reserve of $2,075 and $1,396 at December 31, 2011 and 2010, respectively	48,132	45,241
Notes receivable (note 5)	35,784	35,931
Deferred costs, less accumulated amortization of $71,265 and $69,158 at December 31, 2011 and 2010, respectively	70,204	63,165
Acquired lease intangible assets, less accumulated amortization of $15,588 and $13,996 at December 31, 2011 and 2010, respectively (note 6)	27,054	18,219
Trading securities held in trust, at fair value (note 7)	21,713	20,891
Other assets	31,824	35,164
Total assets	$3,987,071	3,994,539
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$1,942,440	2,084,469
Unsecured line of credit (note 9)	40,000	10,000
Accounts payable and other liabilities (note 7)	101,862	138,196
Derivative instruments, at fair value (note 10)	37	—
Acquired lease intangible liabilities, less accumulated accretion of $4,750 and $11,010 at December 31, 2011 and 2010, respectively (note 6)	12,662	6,682
Tenants’ security and escrow deposits and prepaid rent	20,416	10,790
Total liabilities	2,117,417	2,250,137
Commitments and contingencies (notes 15 and 16)
Equity:
Stockholders’ equity (notes 12 and 13):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized;11,000,000 Series 3-5 shares issued and outstanding at December 31, 2011 and 2010 with liquidation preferences of $25 per share	275,000	275,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 89,921,858 and 81,886,872 shares issued at December 31, 2011 and 2010, respectively	899	819
Treasury stock at cost, 338,714 and 347,482 shares held at December 31, 2011 and 2010, respectively (note 7)	(15,197)	(16,175)
Additional paid in capital (note 7)	2,281,817	2,039,612
Accumulated other comprehensive loss	(71,429)	(80,885)
Distributions in excess of net income (note 7)	(662,735)	(533,194)
Total stockholders’ equity	1,808,355	1,685,177
Noncontrolling interests (note 12):
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2011 and 2010	49,158	49,158
Exchangeable operating partnership units, aggregate redemption value of $6,665 and $7,483 at December 31, 2011 and 2010, respectively	(963)	(762)
Limited partners’ interests in consolidated partnerships	13,104	10,829
Total noncontrolling interests	61,299	59,225
Total equity	1,869,654	1,744,402
Total liabilities and equity	$3,987,071	3,994,539
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010, and 2009
(in thousands, except per share data)

	2011	2010	2009
Revenues:
Minimum rent	$356,097	338,639	337,516
Percentage rent	2,996	2,540	3,585
Recoveries from tenants and other income	107,344	105,582	99,171
Management, transaction, and other fees	33,980	29,400	38,289
Total revenues	500,417	476,161	478,561
Operating expenses:
Depreciation and amortization	132,129	120,450	114,058
Operating and maintenance	72,626	68,496	64,030
General and administrative	56,117	61,502	53,177
Real estate taxes	55,542	53,462	52,375
Provision for doubtful accounts	3,075	3,928	8,348
Other expenses	6,649	2,496	8,284
Total operating expenses	326,138	310,334	300,272
Other expense (income):
Interest expense, net of interest income of $2,442, $2,408, and $3,767 in 2011, 2010, and 2009, respectively	123,645	125,287	109,239
Gain on sale of real estate	(2,404)	(993)	(19,357)
Provision for impairment	13,772	26,615	97,519
Early extinguishment of debt	—	4,243	2,784
Loss (income) from deferred compensation plan (note 7)	206	(1,982)	(2,750)
Loss (income) on derivative instruments (note 10)	54	(1,419)	3,294
Total other expense (income)	135,273	151,751	190,729
Income (loss) before equity in income (loss) of investments in real estate partnerships	39,006	14,076	(12,440)
Equity in income (loss) of investments in real estate partnerships (note 4)	9,643	(12,884)	(26,373)
Income (loss) from continuing operations	48,649	1,192	(38,813)
Discontinued operations, net (note 3):
Operating income	1,197	4,232	3,942
Gain on sale of operating properties, net	5,942	7,577	5,835
Income from discontinued operations	7,139	11,809	9,777
Net income (loss)	55,788	13,001	(29,036)
Noncontrolling interests:
Preferred units	(3,725)	(3,725)	(3,725)
Exchangeable operating partnership units	(103)	(84)	216
Limited partners’ interests in consolidated partnerships	(590)	(376)	(452)
Income attributable to noncontrolling interests	(4,418)	(4,185)	(3,961)
Net income (loss) attributable to controlling interests	51,370	8,816	(32,997)
Preferred stock dividends	(19,675)	(19,675)	(19,675)
Net income (loss) attributable to common stockholders	$31,695	(10,859)	(52,672)
Income (loss) per common share - basic (note 14):
Continuing operations	$0.27	(0.29)	(0.82)
Discontinued operations	0.08	0.15	0.12
Net income (loss) attributable to common stockholders	$0.35	(0.14)	(0.70)
Income (loss) per common share - diluted (note 14):
Continuing operations	$0.27	(0.28)	(0.82)
Discontinued operations	0.08	0.14	0.12
Net income (loss) attributable to common stockholders	$0.35	(0.14)	(0.70)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity and Comprehensive Income (Loss) For the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2008 (note 7)	$275,000	756	(133,046)	1,781,557	(90,689)	(157,255)	1,676,323	49,158	8,283	7,980	65,421	1,741,744
Comprehensive income:
Net income (loss)	—	—	—	—	—	(32,997)	(32,997)	3,725	(216)	452	3,961	(29,036)
Amortization of loss on derivative instruments	—	—	—	—	2,292	—	2,292	—	13	—	13	2,305
Change in fair value of derivative instruments	—	—	—	—	38,424	—	38,424	—	221		221	38,645
Total comprehensive income							7,719				4,195	11,914
Deferred compensation plan, net (note 7)	—	—	5,123	(1,079)	—	—	4,044	—	—	—	—	4,044
Amortization of restricted stock issued	—	2	—	5,961	—	—	5,963	—	—	—	—	5,963
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	343	—	—	343	—	—	—	—	343
Common stock issued for dividend reinvestment plan	—	1	—	3,222	—	—	3,223	—	—	—	—	3,223
Tax benefit for issuance of stock options	—	—	—	552	—	—	552	—	—	—	—	552
Common stock issued for stock offerings, net of issuance costs	—	112	—	345,685	—	—	345,797	—	—	—	—	345,797
Treasury stock cancellation	—	(56)	111,414	(111,358)	—	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	—	—	—	—	4,197	4,197	4,197
Distributions to partners	—	—	—	—	—	—	—	—	—	(881)	(881)	(881)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($2.11 per share)	—	—	—	—	—	(161,909)	(161,909)	—	(980)	—	(980)	(162,889)
Balance at December 31, 2009	$275,000	815	(16,509)	2,024,883	(49,973)	(371,836)	1,862,380	49,158	7,321	11,748	68,227	1,930,607
Comprehensive income:
Net income	—	—	—	—	—	8,816	8,816	3,725	84	376	4,185	13,001
Amortization of loss on derivative instruments	—	—	—	—	5,563	—	5,563	—	12	—	12	5,575
Change in fair value of derivative instruments	—	—	—	—	(36,475)	—	(36,475)	—	(81)	—	(81)	(36,556)
Total comprehensive income (loss)							(22,096)				4,116	(17,980)
Deferred compensation plan, net (note 7)	—	—	334	(607)	—	—	(273)	—	—	—	—	(273)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity and Comprehensive Income (Loss) For the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Amortization of restricted stock issued	—	—	—	7,236	—	—	7,236	—	—	—	—	7,236
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,374)	—	—	(1,374)	—	—	—	—	(1,374)
Common stock issued for dividend reinvestment plan	—	1	—	1,847	—	—	1,848	—	—	—	—	1,848
Common stock issued for partnership units exchanged	—	3	—	7,627	—	—	7,630	—	(7,630)	—	(7,630)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	161	161	161
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,456)	(1,456)	(1,456)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(150,499)	(150,499)	—	(468)	—	(468)	(150,967)
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Comprehensive income:
Net income	—	—	—	—	—	51,370	51,370	3,725	103	590	4,418	55,788
Amortization of loss on derivative instruments	—	—	—	—	9,447	—	9,447	—	20	—	20	9,467
Change in fair value of derivative instruments	—	—	—	—	9	—	9	—	—	9	9	18
Total comprehensive income							60,826				4,447	65,273
Deferred compensation plan, net	—	—	978	16,865	—	—	17,843	—	—	—	—	17,843
Amortization of restricted stock issued	—	—	—	10,659	—	—	10,659	—	—	—	—	10,659
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,689)	—	—	(1,689)	—	—	—	—	(1,689)
Common stock issued for dividend reinvestment plan	—	—	—	1,081	—	—	1,081	—	—	—	—	1,081
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,787	2,787	2,787
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,111)	(1,111)	(1,111)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(161,236)	(161,236)	—	(324)	—	(324)	(161,560)
Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$55,788	13,001	(29,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,756	123,933	117,979
Amortization of deferred loan cost and debt premium	12,327	8,533	5,822
Amortization and (accretion) of above and below market lease intangibles, net	(931)	(1,161)	(1,867)
Stock-based compensation, net of capitalization	9,824	6,615	4,668
Equity in (income) loss of investments in real estate partnerships	(9,643)	12,884	26,373
Net gain on sale of properties	(8,346)	(8,648)	(25,192)
Provision for doubtful accounts	3,166	3,954	9,078
Provision for impairment	15,883	26,615	104,402
Early extinguishment of debt	—	4,243	2,784
Distribution of earnings from operations of investments in real estate partnerships	43,361	41,054	31,252
Settlement of derivative instruments	—	(63,435)	(19,953)
Loss (gain) on derivative instruments	54	(1,419)	3,294
Deferred compensation (income) expense	(2,136)	5,068	(247)
Realized loss (gain) on trading securities held in trust	(383)	(667)	1,447
Unrealized loss (gain) on trading securities held in trust	567	(1,342)	4,226
Changes in assets and liabilities:
Restricted cash	(651)	(1,778)	5,126
Accounts receivable	(6,274)	(1,297)	(2,995)
Straight-line rent receivables, net	(4,642)	(6,202)	(3,959)
Other receivables	—	—	19,700
Deferred leasing costs	(15,013)	(15,563)	(9,799)
Other assets	(971)	(4,681)	(16,493)
Accounts payable and other liabilities	(17,892)	(1,281)	(30,352)
Tenants’ security and escrow deposits and prepaid rent	9,789	33	(454)
Net cash provided by operating activities	217,633	138,459	195,804
Cash flows from investing activities:
Acquisition of operating real estate	(70,629)	(24,569)	—
Development of real estate including acquisition of land	(82,069)	(65,889)	(142,989)
Proceeds from sale of real estate investments	86,233	47,333	180,307
(Issuance) collection of notes receivable	(78)	883	13,572
Investments in real estate partnerships	(198,688)	(231,847)	(28,709)
Distributions received from investments in real estate partnerships	188,514	90,092	23,548
Dividends on trading securities held in trust	225	297	247
Acquisition of trading securities held in trust	(19,377)	(10,312)	(12,220)
Proceeds from sale of trading securities held in trust	18,146	9,555	17,789
Net cash (used in) provided by investing activities	(77,723)	(184,457)	51,545
Cash flows from financing activities:
Net proceeds from common stock issuance	215,369	—	345,800
Proceeds from sale of treasury stock	2,128	1,431	(2,632)
Acquisition of treasury stock	(14)	—	—
Distributions to limited partners in consolidated partnerships, net	(735)	(1,427)	(872)
Distributions to exchangeable operating partnership unit holders	(324)	(468)	(980)
Distributions to preferred unit holders	(3,725)	(3,725)	(3,725)
Dividends paid to common stockholders	(160,154)	(148,649)	(158,690)
Dividends paid to preferred stockholders	(19,675)	(19,675)	(19,675)
Repayment of fixed rate unsecured notes	(181,691)	(209,879)	(116,053)
Proceeds from issuance of fixed rate unsecured notes, net	—	398,599	—
Proceeds from line of credit	455,000	250,000	135,000
Repayment of line of credit	(425,000)	(240,000)	(432,667)
Proceeds from notes payable	1,940	6,068	106,992
Repayment of notes payable	(16,919)	(51,687)	(8,056)
Scheduled principal payments	(5,699)	(5,024)	(5,214)
Payment of loan costs	(6,070)	(4,361)	(1,195)
Payment of premium on tender offer	—	(4,000)	(2,312)
Net cash used in financing activities	(145,569)	(32,797)	(164,279)
Net (decrease) increase in cash and cash equivalents	(5,659)	(78,795)	83,070
Cash and cash equivalents at beginning of the year	17,061	95,856	12,786
Cash and cash equivalents at end of the year	$11,402	17,061	95,856

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,480, $5,099, and $19,062 in 2011, 2010, and 2009, respectively)	$128,649	127,591	112,730
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	7,630	—
Real estate received through distribution in kind	$47,512	—	100,717
Mortgage loans assumed through distribution in kind	$28,760	—	70,541
Mortgage loans assumed for the acquisition of real estate	$31,292	58,981	—
Real estate contributed for investments in real estate partnerships	$—	—	26,410
Notes receivable taken in connection with sales of properties in development	$—	—	11,413
Real estate received through foreclosure on notes receivable	$—	990	—
Change in fair value of derivative instruments	$18	28,363	55,328
Common stock issued for dividend reinvestment plan	$1,081	1,847	3,219
Stock-based compensation capitalized	$1,104	852	1,574
Contributions from limited partners in consolidated partnerships, net	$2,411	132	4,188
Common stock issued for dividend reinvestment in trust	$631	640	808
Contribution of stock awards into trust	$1,132	1,142	1,823
Distribution of stock held in trust	$—	51	3,025
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except unit data)

	2011	2010
Assets
Real estate investments at cost (notes 2, 3, 4, and 15):
Land	$1,273,606	1,093,700
Buildings and improvements	2,604,229	2,284,522
Properties in development	224,077	610,932
	4,101,912	3,989,154
Less: accumulated depreciation	791,619	700,878
	3,310,293	3,288,276
Investments in real estate partnerships	386,882	428,592
Net real estate investments	3,697,175	3,716,868
Cash and cash equivalents	11,402	17,061
Restricted cash	6,050	5,399
Accounts receivable, net of allowance for doubtful accounts of $3,442 and $4,819 at December 31, 2011 and 2010, respectively	37,733	36,600
Straight-line rent receivable, net of reserve of $2,075 and $1,396 at December 31, 2011 and 2010, respectively	48,132	45,241
Notes receivable (note 5)	35,784	35,931
Deferred costs, less accumulated amortization of $71,265 and $69,158 at December 31, 2011 and 2010, respectively	70,204	63,165
Acquired lease intangible assets, less accumulated amortization of $15,588 and $13,996 at December 31, 2011 and 2010, respectively (note 6)	27,054	18,219
Trading securities held in trust, at fair value (note 7)	21,713	20,891
Other assets	31,824	35,164
Total assets	$3,987,071	3,994,539
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$1,942,440	2,084,469
Unsecured line of credit (note 9)	40,000	10,000
Accounts payable and other liabilities (note 7)	101,862	138,196
Derivative instruments, at fair value (note 10)	37	—
Acquired lease intangible liabilities, less accumulated accretion of $4,750 and $11,010 at December 31, 2011 and 2010, respectively (note 6)	12,662	6,682
Tenants’ security and escrow deposits and prepaid rent	20,416	10,790
Total liabilities	2,117,417	2,250,137
Commitments and contingencies (notes 15 and 16)
Capital:
Partners’ capital (notes 12 and 13):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2011 and 2010	49,158	49,158
Preferred units of general partner, $0.01 par value per unit, 11,000,000 units issued and outstanding at December 31, 2011 and 2010, liquidation preference of $25 per unit	275,000	275,000
General partner; 89,921,858 and 81,886,872 units outstanding at December 31, 2011 and 2010, respectively (note 7)	1,604,784	1,491,062
Limited partners; 177,164 units outstanding at December 31, 2011 and 2010	(963)	(762)
Accumulated other comprehensive loss	(71,429)	(80,885)
Total partners’ capital	1,856,550	1,733,573
Noncontrolling interests (note 12):
Limited partners’ interests in consolidated partnerships	13,104	10,829
Total noncontrolling interests	13,104	10,829
Total capital	1,869,654	1,744,402
Total liabilities and capital	$3,987,071	3,994,539

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010, and 2009
(in thousands, except per unit data)

	2011	2010	2009
Revenues:
Minimum rent	$356,097	338,639	337,516
Percentage rent	2,996	2,540	3,585
Recoveries from tenants and other income	107,344	105,582	99,171
Management, transaction, and other fees	33,980	29,400	38,289
Total revenues	500,417	476,161	478,561
Operating expenses:
Depreciation and amortization	132,129	120,450	114,058
Operating and maintenance	72,626	68,496	64,030
General and administrative	56,117	61,502	53,177
Real estate taxes	55,542	53,462	52,375
Provision for doubtful accounts	3,075	3,928	8,348
Other expenses	6,649	2,496	8,284
Total operating expenses	326,138	310,334	300,272
Other expense (income):
Interest expense, net of interest income of $2,442, $2,408, and $3,767 in 2011, 2010, and 2009, respectively	123,645	125,287	109,239
Gain on sale of real estate	(2,404)	(993)	(19,357)
Provision for impairment	13,772	26,615	97,519
Early extinguishment of debt	—	4,243	2,784
Loss (income) from deferred compensation plan (note 7)	206	(1,982)	(2,750)
Loss (income) on derivative instruments (note 10)	54	(1,419)	3,294
Total other expense (income)	135,273	151,751	190,729
Income (loss) before equity in income (loss) of investments in real estate partnerships	39,006	14,076	(12,440)
Equity in income (loss) of investments in real estate partnerships (note 4)	9,643	(12,884)	(26,373)
Income (loss) from continuing operations	48,649	1,192	(38,813)
Discontinued operations, net (note 3):
Operating income	1,197	4,232	3,942
Gain on sale of operating properties, net	5,942	7,577	5,835
Income from discontinued operations	7,139	11,809	9,777
Net income (loss)	55,788	13,001	(29,036)
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(590)	(376)	(452)
Income attributable to noncontrolling interests	(590)	(376)	(452)
Net income (loss) attributable to controlling interests	55,198	12,625	(29,488)
Preferred unit distributions	(23,400)	(23,400)	(23,400)
Net income (loss) attributable to common unit holders	$31,798	(10,775)	(52,888)
Income per common unit - basic (note 14):
Continuing operations	$0.27	(0.29)	(0.82)
Discontinued operations	0.08	0.15	0.12
Net income (loss) attributable to common unit holders	$0.35	(0.14)	(0.70)
Income per common unit - diluted (note 14):
Continuing operations	$0.27	(0.28)	(0.82)
Discontinued operations	0.08	0.14	0.12
Net income (loss) attributable to common unit holders	$0.35	(0.14)	(0.70)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital and Comprehensive Income (Loss) For the years ended December 31, 2011, 2010, and 2009 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2008 (note 7)	$49,158	1,767,012	8,283	(90,689)	1,733,764	7,980	1,741,744
Comprehensive income:
Net income	3,725	(32,997)	(216)	—	(29,488)	452	(29,036)
Amortization of loss on derivative instruments	—	—	13	2,292	2,305	—	2,305
Change in fair value of derivative instruments	—	—	221	38,424	38,645	—	38,645
Total comprehensive income					11,462		11,914
Deferred compensation plan, net (note 7)	—	4,044	—	—	4,044	—	4,044
Contributions from partners	—	—	—	—	—	4,197	4,197
Distributions to partners	—	(161,909)	(980)	—	(162,889)	(881)	(163,770)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	5,963	—	—	5,963	—	5,963
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	349,915	—	—	349,915	—	349,915
Balance at December 31, 2009	$49,158	1,912,353	7,321	(49,973)	1,918,859	11,748	1,930,607
Comprehensive income:
Net income	3,725	8,816	84	—	12,625	376	13,001
Amortization of loss on derivative instruments	—	—	12	5,563	5,575	—	5,575
Change in fair value of derivative instruments	—	—	(81)	(36,475)	(36,556)	—	(36,556)
Total comprehensive income					(18,356)		(17,980)
Deferred compensation plan, net (note 7)	—	(273)	—	—	(273)	—	(273)
Contributions from partners	—	—	—	—	—	161	161
Distributions to partners	—	(150,499)	(468)	—	(150,967)	(1,456)	(152,423)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	7,236	—	—	7,236	—	7,236
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	474	—	—	474	—	474
Common units exchanged for common stock of Parent Company	—	7,630	(7,630)	—	—	—	—

REGENCY CENTERS, L.P. Consolidated Statements of Capital and Comprehensive Income (Loss) For the years ended December 31, 2011, 2010, and 2009 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships		Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829		1,744,402
Comprehensive income:							1,869,654
Net income	3,725	51,370	103	—	55,198	590		55,788
Amortization of loss on derivative instruments	—	—	20	9,447	9,467	—		9,467
Change in fair value of derivative instruments	—	—	—	9	9	9		18
Total comprehensive income					64,674			65,273
Deferred compensation plan, net	—	17,843	—	—	17,843	—		17,843
Contributions from partners	—	—	—	—	—	2,787		2,787
Distributions to partners	—	(161,236)	(324)	—	(161,560)	(1,111)		(162,671)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—		(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	10,659	—	—	10,659	—		10,659
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,761	—	—	214,761	—		214,761
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104		1,869,654

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$55,788	13,001	(29,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,756	123,933	117,979
Amortization of deferred loan cost and debt premium	12,327	8,533	5,822
Amortization and (accretion) of above and below market lease intangibles, net	(931)	(1,161)	(1,867)
Stock-based compensation, net of capitalization	9,824	6,615	4,668
Equity in (income) loss of investments in real estate partnerships	(9,643)	12,884	26,373
Net gain on sale of properties	(8,346)	(8,648)	(25,192)
Provision for doubtful accounts	3,166	3,954	9,078
Provision for impairment	15,883	26,615	104,402
Early extinguishment of debt	—	4,243	2,784
Distribution of earnings from operations of investments in real estate partnerships	43,361	41,054	31,252
Settlement of derivative instruments	—	(63,435)	(19,953)
Loss (gain) on derivative instruments	54	(1,419)	3,294
Deferred compensation (income) expense	(2,136)	5,068	(247)
Realized loss (gain) on trading securities held in trust	(383)	(667)	1,447
Unrealized loss (gain) on trading securities held in trust	567	(1,342)	4,226
Changes in assets and liabilities:
Restricted cash	(651)	(1,778)	5,126
Accounts receivable	(6,274)	(1,297)	(2,995)
Straight-line rent receivables, net	(4,642)	(6,202)	(3,959)
Other receivables	—	—	19,700
Deferred leasing costs	(15,013)	(15,563)	(9,799)
Other assets	(971)	(4,681)	(16,493)
Accounts payable and other liabilities	(17,892)	(1,281)	(30,352)
Tenants’ security and escrow deposits and prepaid rent	9,789	33	(454)
Net cash provided by operating activities	217,633	138,459	195,804
Cash flows from investing activities:
Acquisition of operating real estate	(70,629)	(24,569)	—
Development of real estate including acquisition of land	(82,069)	(65,889)	(142,989)
Proceeds from sale of real estate investments	86,233	47,333	180,307
(Issuance) collection of notes receivable	(78)	883	13,572
Investments in real estate partnerships	(198,688)	(231,847)	(28,709)
Distributions received from investments in real estate partnerships	188,514	90,092	23,548
Dividends on trading securities held in trust	225	297	247
Acquisition of trading securities held in trust	(19,377)	(10,312)	(12,220)
Proceeds from sale of trading securities held in trust	18,146	9,555	17,789
Net cash (used in) provided by investing activities	(77,723)	(184,457)	51,545
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	215,369	—	345,800
Proceeds from sale of treasury stock	2,128	1,431	(2,632)
Acquisition of treasury stock	(14)	—	—
Distributions to limited partners in consolidated partnerships, net	(735)	(1,427)	(872)
Distributions to partners	(160,478)	(149,117)	(159,670)
Distributions to preferred unit holders	(23,400)	(23,400)	(23,400)
Repayment of fixed rate unsecured notes	(181,691)	(209,879)	(116,053)
Proceeds from issuance of fixed rate unsecured notes, net	—	398,599	—
Proceeds from line of credit	455,000	250,000	135,000
Repayment of line of credit	(425,000)	(240,000)	(432,667)
Proceeds from notes payable	1,940	6,068	106,992
Repayment of notes payable	(16,919)	(51,687)	(8,056)
Scheduled principal payments	(5,699)	(5,024)	(5,214)
Payment of loan costs	(6,070)	(4,361)	(1,195)
Payment of premium on tender offer	—	(4,000)	(2,312)
Net cash used in financing activities	(145,569)	(32,797)	(164,279)
Net (decrease) increase in cash and cash equivalents	(5,659)	(78,795)	83,070
Cash and cash equivalents at beginning of the year	17,061	95,856	12,786
Cash and cash equivalents at end of the year	$11,402	17,061	95,856

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,480, $5,099, and $19,062 in 2011, 2010, and 2009, respectively)	$128,649	127,591	112,730
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	7,630	—
Real estate received through distribution in kind	$47,512	—	100,717
Mortgage loans assumed through distribution in kind	$28,760	—	70,541
Mortgage loans assumed for the acquisition of real estate	$31,292	58,981	—
Real estate contributed for investments in real estate partnerships	$—	—	26,410
Notes receivable taken in connection with sales of properties in development	$—	—	11,413
Real estate received through foreclosure on notes receivable	$—	990	—
Change in fair value of derivative instruments	$18	28,363	55,328
Common stock issued by Parent Company for dividend reinvestment plan	$1,081	1,847	3,219
Stock-based compensation capitalized	$1,104	852	1,574
Contributions from limited partners in consolidated partnerships, net	$2,411	132	4,188
Common stock issued for dividend reinvestment in trust	$631	640	808
Contribution of stock awards into trust	$1,132	1,142	1,823
Distribution of stock held in trust	$—	51	3,025
See accompanying notes to consolidated financial statements.

Table of Contents

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At December 31, 2011, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 217 retail shopping centers and held partial interests in an additional 147 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
Estimates, Risks, and Uncertainties
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its investments in real estate partnerships, and accounts receivable, net. Although the U.S. economy is recovering, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions were to weaken.
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
Ownership of the Parent Company
The Parent Company has a single class of common stock outstanding and three series of preferred stock outstanding (“Series 3, 4, and 5 Preferred Stock”). The dividends on the Series 3, 4, and 5 Preferred Stock are cumulative and payable in arrears on the last day of each calendar quarter. The Parent Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership that entitle the Parent Company to income and distributions from the Operating Partnership in amounts equal to the dividends paid on the Parent Company's Series 3, 4, and 5 Preferred Stock.
Ownership of the Operating Partnership
The Operating Partnership's capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Parent Company, and Series D Preferred Units owned by institutional investors. At December 31, 2011, the Parent Company owned approximately 99.8% or 89,921,858 of the total 90,099,022 Partnership Units outstanding.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Investments in Real Estate Partnerships
Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The accounting policies of the real estate partnerships are similar to the Company's accounting policies. Income or loss from these real estate partnerships, which includes all operating results (including impairment losses) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind, as discussed further below.
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
Noncontrolling Interests
The Company consolidates all entities in which it has a controlling ownership interest. A controlling ownership interest is typically attributable to the entity with a majority voting interest. Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity or capital, but separately from stockholders' equity or partners' capital. On the Consolidated Statements of Operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are clearly identified on the accompanying Consolidated Statements of Operations.
Noncontrolling Interests of the Parent Company
The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the preferred and common stockholders of the Parent Company: the preferred units in the Operating Partnership held by third parties (“Series D preferred units”), the limited Partnership Units in the Operating Partnership held by third parties (“Exchangeable operating partnership units”), and the minority-owned interest held by third parties in consolidated partnerships (“Limited partners' interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company.
In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to Preferred Units and exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered preferred or common stock. Each outstanding Preferred Unit and exchangeable operating partnership unit is exchangeable for one share of preferred stock or common stock of the Parent Company, respectively, and the unit holder cannot require redemption in cash or other assets. Limited partners' interests in consolidated partnerships are not redeemable by the holders. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss).
Noncontrolling Interests of the Operating Partnership
The Operating Partnership has determined that Limited partners' interests in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership.
(b)    Revenues
The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.
During the years ended December 31, 2011, 2010, and 2009, the Company recorded provisions for doubtful accounts of $3.2 million, $4.0 million, and $9.1 million, respectively, of which approximately $91,000, $26,000, and $730,000, respectively, is included in discontinued operations.
The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2011 and 2010 in the accompanying Consolidated Balance Sheets (in thousands):

	2011	2010
Tenant receivables	$4,654	19,314
CAM and tax reimbursements	26,355	13,629
Other receivables	10,166	8,476
Less: allowance for doubtful accounts	(3,442)	(4,819)
Total	$37,733	36,600

Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume (percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

accordance with the lease agreements.
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
Profits from sales of real estate are recognized under the full accrual method by the Company when a sale is consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company's receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.
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
As of December 31, 2011, six of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive with the Company choosing the next property that it will receive in liquidation. If the Company's partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner's capital account, on a fair value basis, has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner's capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.
The Company has concluded that these DIK dissolution provisions constitute in-substance call/put options and represent a form of continuing involvement with respect to property that the Company has sold to these real estate partnerships, limiting the Company's recognition of gain related to the partial sale. This more restrictive method of gain recognition (“Restricted Gain Method”) considers the Company's potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. The Company has applied the Restricted Gain Method to partial sales of property to real estate partnerships that contain unilateral DIK provisions.
Profit shall be recognized under a method determined by the nature and extent of the seller's continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. The Company has concluded that the Restricted Gain Method accomplishes this objective.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

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
Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no deferred gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company's investment in the DIK-JV on the date of dissolution.

The Company is engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. The Company also receives transaction fees, as contractually agreed upon with a joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”.

(c)    Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up phase and have not reached their initial full occupancy. In summary, a project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs are no longer capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based upon applying the Company's weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.
The following table represents the components of properties in development as of December 31, 2011 and 2010 in the accompanying Consolidated Balance Sheets (in thousands):

	2011	2010
Construction in process	$50,903	41,611
Construction complete and in lease-up	76,301	459,231
Land held for future development	96,873	110,090
Total	$224,077	610,932

Construction in process represents developments where the Company has not yet incurred at least 90% of the expected costs to complete and the anchor has not yet been open for at least two calendar years. Construction complete and in lease-up represents developments where the Company has incurred at least 90% of the estimated costs to complete and the anchor has not yet been open for at least two calendar years, but is still completing lease-up and final tenant build out. Land held for future development represents projects not in construction, but identified and available for future development if and when the market demand for a new shopping center exists.
The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At December 31, 2011 and 2010, the Company had capitalized pre-development costs of $2.1 million and $899,000, respectively, of which $1.0 million and $840,000, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2011, 2010, and 2009, the Company expensed pre-development costs of approximately $241,000, $520,000, and $3.8 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.
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
The Company's methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets, considering the following three categories: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.
The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining initial term of the respective leases.
Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company's existing relationships.
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
December 31, 2011

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
We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value. If a property previously classified as held and used is changed to held-for-sale, the Company estimates fair value, less expected costs to sell, which could cause the Company to determine that the property is impaired.
The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to a significant degree of management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.
During the years ended December 31, 2011, 2010, and 2009, the Company established a provision for impairment on Consolidated Properties of $15.9 million, $23.9 million, and $103.9 million, respectively, of which $2.1 million and $6.9 million was included in discontinued operations for 2011 and 2009, respectively. There was no impact to discontinued operations in 2010.
A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If management identifies indicators that the value of the Company's investment in real estate partnerships may be impaired, it evaluates the investment by calculating the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. As a result of this evaluation, the Company established a provision for impairment of $4.6 million on one investment in real estate partnership and $2.7 million on one investment in real estate partnership for the years ended December 31, 2011 and 2010, respectively. No provision for impairment for investments in real estate partnerships was recorded during the year ended December 31, 2009.
The net tax basis of the Company's real estate assets exceeds the book basis by approximately $95.1 million and $71.5 million at December 31, 2011, and 2010, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.
(d)    Cash and Cash Equivalents
Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2011 and 2010, $6.0 million and $5.4 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

(e)    Notes Receivable
The Company records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned and netted against interest expense in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Company ceases to accrue interest. However, in the event the debtor subsequently becomes current, the Company will resume accruing interest and record the interest income accordingly. The Company evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable's effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In the event the Company determines a note receivable or a portion thereof is considered uncollectible, the Company records a provision for impairment. The Company estimates the collectibility of notes receivable taking into consideration the Company's experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness.
(f)    Deferred Costs
Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Net deferred leasing costs were $56.5 million and $52.9 million at December 31, 2011 and 2010, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $13.7 million and $10.2 million at December 31, 2011 and 2010, respectively.
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
The Company's use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Company designates these interest rate swaps as cash flow hedges. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative's change in fair value is recognized in the Statements of Operations as a gain or loss on derivative instruments. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.
In assessing the valuation of the hedges, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

of assessing fair value result in a general approximation of value, and such value may never actually be realized.
The settlement of swap terminations is presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.
(h)    Income Taxes
The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership's taxable income or loss is reported by its partners, of which the Parent Company as general partner and approximately 99.8% owner, is allocated its pro-rata share of tax attributes.
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

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2009 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(i)    Earnings per Share and Unit
Basic earnings per share of common stock and unit are computed based upon the weighted average number of common shares and units, respectively, outstanding during the period. Diluted earnings per share and unit reflect the conversion of obligations and the assumed exercises of securities including the effects of shares issuable under the Company's share-based payment arrangements, if dilutive. Dividends paid on the Company's share-based compensation awards are not participating securities as they are forfeitable.
(j)    Stock-Based Compensation
The Company grants stock-based compensation to its employees and directors. The Company recognizes stock-based compensation based on the grant-date fair value of the award and the cost of the stock-based compensation is expensed over the vesting period.
When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contribute to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership accounts for stock-based compensation in the same manner as the Parent Company.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

(k)    Segment Reporting
The Company's business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers, through acquisitions or new developments, which management believes will generate sustainable revenue growth and attractive returns. It is management's intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to sell all or a portion of a development upon completion. The Company's revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees for services provided to manage and lease retail shopping centers owned through joint ventures.
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
(l)    Assets and Liabilities Measured at Fair Value
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from independent sources (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the Company's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company's own assumptions, as there is little, if any, related market activity.
The Company also remeasures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods.

(m)    Recent Accounting Pronouncements
Recently Adopted
In 2010, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements for the level of disaggregation for each class of assets and liabilities and for the inputs and valuation techniques used to measure fair value. In 2011, the Company adopted the deferred provision of ASU 2010-06 relating to disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this ASU had no impact to the Company's consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Recently Issued But Not Yet Adopted
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S.GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect this ASU to have a material effect on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on the Company's consolidated financial statements.
(n)    Reclassifications and other
Certain reclassifications have been made to the 2010 and 2009 amounts to conform to classifications adopted in 2011. During 2011, the Company has separately disclosed restricted cash on the face of its balance sheet, and has presented the changes in this account, from period to period, in operating cash flows.

2.	Real Estate Investments

Acquisitions
The following table provides a summary of shopping centers acquired during the year ended December 31, 2011 (in thousands):

Date Purchased	Property Name	City/State	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
6/2/2011	Ocala Corners	Tallahassee, FL	$11,129	5,937	1,724	2,558
8/18/2011	Oak Shade Town Center	Davis, CA	34,871	12,456	2,320	1,658
9/26/2011	Tech Ridge Center	Austin, TX	55,400	12,899	4,519	936
			$101,400	31,292	8,563	5,152
In addition to the above shopping center acquisitions, on May 4, 2011, the Company entered into an agreement with the DESCO Group ("DESCO") to redeem its entire 16.35% interest in Macquarie CountryWide-Regency-DESCO, LLC ("MCWR-DESCO"). The agreement allowed for a distribution-in-kind ("DIK") of the assets in the co-investment partnership. The assets were distributed as 100% ownership interests to DESCO and to Regency after a selection process, as provided for by the agreement. Regency selected four assets, all in the St. Louis market. The properties which the Company received through the DIK were recorded at the carrying value of the Company's equity investment of $18.8 million. Additionally, as part of the agreement, Regency received a $5.0 million disposition fee at closing on May 4, 2011 to buyout its asset, property, and leasing management contracts, and received $1.0 million for transition services provided through 2011.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The following table provides a summary of shopping centers acquired during the year ended December 31, 2010 (in thousands):

Date Purchased	Property Name	City/State	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
9/1/2010	Glen Oak Plaza	Glenview, IL	$18,000	7,880	1,508	562
12/15/2010	Willow Festival	Northbrook, IL	64,000	49,505	9,173	1,534
			$82,000	57,385	10,681	2,096

The acquisitions were accounted for as purchase business combinations and the results are included in the consolidated financial statements from the date of acquisition. During the years ended December 31, 2011 and 2010, the Company expensed approximately $707,000 and $448,000, respectively, of acquisition-related costs in connection with these property acquisitions, which are included in other operating expenses in the accompanying Consolidated Statements of Operations. The Company had no acquisition activity, other than through its investments in real estate partnerships during 2009. The actual, or pro-forma, impact of these acquired properties is not considered significant to the Company's operating results for the years ended December 31, 2011 and 2010.

3.    Discontinued Operations

Dispositions

During the year ended December 31, 2011, the Company sold 100% of its ownership interest in seven operating properties for net proceeds of $66.0 million. During the year ended December 31, 2010, the Company sold 100% of its ownership interest in two operating properties and one property in development for net proceeds of $34.9 million. During the year ended December 31, 2009, the Company sold 100% of its ownership interest in one operating property and four properties in development for proceeds of $73.0 million, net of notes receivable taken by the Company of $20.4 million of which $8.9 million was subsequently paid in full in May 2009. The combined operating income and gain on the sale of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $7.7 million, $11.4 million, and $19.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, which is a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code. During the years ended December 31, 2011, 2010, and 2009, approximately $289,000, $166,000, and $2.1 million of income tax benefit were allocated to income from discontinued operations, respectively.

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which primarily include five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”). In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $29.0 million, $25.1 million, and $29.1 million and transaction fees of $5.0 million, $2.6 million, and $7.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Investments in real estate partnerships as of December 31, 2011 consist of the following (in thousands):

	Ownership	Total Investment	Total Assets of the Partnership	Net Income (Loss) of the Partnership	The Company's Share of Net Income (Loss) of the Partnership
GRI - Regency, LLC (GRIR)(1)	40.00%	$262,018	2,001,526	18,244	7,266
Macquarie CountryWide-Regency III, LLC (MCWR III)(1)	24.95%	195	61,867	(493)	(123)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(3)	—%	—	—	(1,752)	(293)
Columbia Regency Retail Partners, LLC (Columbia I)(2)	20.00%	20,335	259,225	14,554	2,775
Columbia Regency Partners II, LLC (Columbia II)(2)	20.00%	9,686	317,720	910	179
Cameron Village, LLC (Cameron)	30.00%	17,110	104,314	1,101	322
RegCal, LLC (RegCal)(2)	25.00%	18,128	180,490	7,615	1,904
Regency Retail Partners, LP (the Fund)	20.00%	16,430	333,013	265	268
US Regency Retail I, LLC (USAA)(2)	20.01%	3,093	127,763	1,215	243
Other investments in real estate partnerships	50.00%	39,887	115,857	3,601	(2,898)
Total		$386,882	3,501,775	45,260	9,643
(1) Effective January 1, 2010, this partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for additional properties sold to this partnership on or after January 1, 2010. During 2011, the Company did not sell any properties to this real estate partnership.
(2) This partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2011, the Company did not sell any properties to this real estate partnership.
(3) At December 31, 2010, the Company's ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Investments in real estate partnerships as of December 31, 2010 consist of the following (in thousands):

	Ownership	Total Investment	Total Assets of the Partnership	Net Income (Loss) of the Partnership	The Company's Share of Net Income (Loss) of the Partnership
GRI - Regency, LLC (GRIR)(1)(3)(4)	40.00%	$277,235	2,077,240	(15,113)	(6,672)
Macquarie CountryWide-Regency III, LLC (MCWR III)(1)	24.95%	63	63,575	(432)	(108)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)	16.35%	20,050	366,766	(4,913)	(819)
Columbia Regency Retail Partners, LLC (Columbia I)(2)	20.00%	20,025	277,859	(14,922)	(2,970)
Columbia Regency Partners II, LLC (Columbia II)(2)	20.00%	9,815	302,394	(330)	(69)
Cameron Village, LLC (Cameron)	30.00%	17,604	105,953	(708)	(221)
RegCal, LLC (RegCal)(2)	25.00%	15,340	183,507	858	194
Regency Retail Partners, LP (the Fund)	20.00%	17,478	341,109	(18,942)	(3,565)
US Regency Retail I, LLC (USAA)(2)	20.01%	3,941	134,294	(441)	(88)
Other investments in real estate partnerships	50.00%	47,041	130,425	3,180	1,434
Total		$428,592	3,983,122	(51,763)	(12,884)
(1) As noted above, effective January 1, 2010, this partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company will apply the Restricted Gain Method for additional properties sold to this partnership on or after January 1, 2010. During 2010, the Company did not sell any properties to this real estate partnership.
(2) As noted above, this partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2010, the Company did not sell any properties to this real estate partnership.
(3) During March 2010, an amendment was filed with the state of Delaware to change the name of the real estate partnership from Macquarie CountryWide - Regency II, LLC (“MCWR II”) to GRI - Regency, LLC (“GRIR”).
(4) On April 30, 2010, GRIR prepaid $514.8 million of mortgage debt, without penalty, in order to minimize its future refinancing and interest rate risks. The Company contributed capital of $206.7 million to GRIR for its pro-rata share of the repayment funded from its unsecured line of credit and available cash balances. Simultaneously, GRI closed on the purchase of its remaining 15% interest from CHRR, increasing its total ownership in the real estate partnership to 60%. As a part of this transaction, the Company also received a disposition fee of $2.6 million equal to 1% of gross sales price paid by GRI. The Company retained asset management, property management, and leasing responsibilities. On June 2, 2010, GRIR closed on $202.0 million of new ten year secured mortgage loans. The Company received $79.6 million as its pro-rata share of the proceeds. On September 1, 2010, an additional $47.2 million of mortgage debt was repaid, which also required pro-rata contributions from each joint venture partner.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011
Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	December 31, 2011	December 31, 2010

Investment in real estate, net	$3,263,704	3,686,565
Acquired lease intangible assets, net	85,232	120,163
Other assets	152,839	176,394
Total assets	$3,501,775	3,983,122

Notes payable	$1,874,780	2,117,695
Acquired lease intangible liabilities, net	49,938	75,551
Other liabilities	67,495	69,230
Capital - Regency	512,421	557,374
Capital - Third parties	997,141	1,163,272
Total liabilities and capital	$3,501,775	3,983,122

The following table reconciles the Company's capital in unconsolidated partnerships to the Company's investments in real estate partnerships (in thousands):

	December 31, 2011	December 31, 2010
Capital - Regency	$512,421	557,374
less: Impairment	(5,880)	(8,750)
less: Ownership percentage or Restricted Gain Method deferral	(41,456)	(41,830)
less: Net book equity in excess of purchase price	(78,203)	(78,202)
Investments in real estate partnerships	$386,882	428,592
The Company’s proportionate share of notes payable of the investments in real estate partnerships was $610.4 million and $663.1 million, respectively. The Company does not guarantee these loans with the exception of an $8.8 million loan related to its 50% ownership interest in a single asset real estate partnership where the loan agreement contains “several” guarantees from each partner, which matured and was paid off in April 2011.
As of December 31, 2011, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities		Unsecured Maturities	Total	Regency’s Pro-Rata Share
2012	$13,876	234,838		20,798	269,512	101,896
2013	17,666	24,373		—	42,039	15,306
2014	18,505	77,369		—	95,874	28,582
2015	18,599	130,796		—	149,395	48,258
2016	15,730	329,757		—	345,487	104,233
Beyond 5 Years	78,156	890,081		—	968,237	311,245
Unamortized debt premiums, net	—	4,236		—	4,236	910
Total	$162,532	1,691,450	1,691.45	20,798	1,874,780	610,430

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Total revenues	$399,091	437,029	434,050
Operating expenses:
Depreciation and amortization	134,236	155,146	160,484
Operating and maintenance	62,442	67,541	63,855
General and administrative	7,905	7,383	8,247
Real estate taxes	49,103	55,926	59,339
Provision for doubtful accounts	3,160	2,951	10,062
Other expenses	317	715	2,098
Total operating expenses	257,163	289,662	304,085
Other expense (income):
Interest expense, net	112,099	129,581	137,794
Gain on sale of real estate	(7,464)	(8,976)	(6,141)
Gain on extinguishment of debt	(8,743)	—	—
Provision for impairment	—	78,908	104,416
Other expense (income)	776	(383)	72
Total other expense	96,668	199,130	236,141
Net income (loss)	$45,260	(51,763)	(106,176)
Regency's share of net income (loss)	$9,643	(12,884)	(26,373)

5.	Notes Receivable
The Company had notes receivable outstanding of $35.8 million and $35.9 million at December 31, 2011 and 2010, respectively. The loans have fixed interest rates ranging from 6.0% to 9.0% with maturity dates through January 2019 and are secured by real estate held as collateral.

6.	Acquired Lease Intangibles

The Company had acquired lease intangible assets, net of amortization, of $27.1 million and $18.2 million at December 31, 2011 and 2010, respectively, of which $21.9 million and $15.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 13.0 years. The aggregate amortization expense recorded for these in-place leases was $3.4 million, $2.3 million and $2.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company had above-market lease intangible assets, net of amortization, of $3.4 million and $1.0 million at December 31, 2011 and 2010, respectively. The remaining weighted average amortization period was 6.8 years. The aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $319,000, $108,000 and $102,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company had above-market ground rent lease intangible assets, net of amortization, of $1.7 million and $1.6 million at December 31, 2011 and 2010, respectively. The remaining weighted average amortization period was 85.5 years.

The Company had acquired lease intangible liabilities, net of accretion, of $12.7 million and $6.7 million as of December 31, 2011 and 2010, respectively. The remaining weighted average accretion period is 11.9 years. The aggregate amount recorded as an increase to minimum rent for these below-market rents was approximately $1.4 million, $1.3 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent, net
2012	$3,547	1,007
2013	2,934	907
2014	2,589	879
2015	2,194	696
2016	1,988	587
7.    Non-Qualified Deferred Compensation Plan

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

The Company accounts for the NQDCP in accordance with FASB Accounting Standards Codification ASC Topic 710 and the restricted stock awards under Topic 718. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. The NQDCP allows participants to allocate their account balance among various investments, including several mutual funds and the Company's common stock. Effective June 20, 2011, the Company amended its NQDCP such that participant account balances held in the Regency common stock fund, including future deferrals of Regency common stock, must remain allocated to the Regency common stock fund and may only be distributed to the participant in the form of Regency common stock upon termination from the plan.  Additionally, participant account balances allocated to various diversified mutual funds are prohibited from being allocated into the Regency common stock fund.  The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participants' deferred compensation liability, exclusive of the shares of the Company's common stock after the June 20, 2011 amendment, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $21.1 million and $35.0 million at December 31, 2011 and December 31, 2010, respectively. Increases or decreases in the deferred compensation liability, exclusive of amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations. Changes in participant account balances related to the Regency common stock fund are recorded directly within stockholders' equity rather than general and administrative expense.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

During 2011, the Company determined that it had not properly accounted for the NQDCP or the unvested restricted stock awards which are deferred into the NQDCP in previously filed financial statements. The Company determined it should have been consolidating the assets, liabilities, and activities of the NQDCP and the unvested restricted stock awards which are deferred into the NQDCP should have been treated as liability-classified awards since they previously permitted settlement in assets other than Company stock. The liability-classified awards are included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2010. The Company reviewed the impact of these errors on the prior periods, and determined that the errors were not material. The effect of the correction, in the form of an increase (decrease), on each financial statement line item and per share amounts for each period presented are as follows (in thousands, except per share data):

	2010	2009
Statements of Operations:
General and administrative expenses	$5,180	(956)
Income on deferred compensation plan, net	1,982	2,750
Net income (loss) attributable to common stockholders	$(3,198)	3,706

Diluted EPS impact	$(0.04)	0.05

Balance Sheet:
Trading securities held in trust	$20,891
Accounts payables and other liabilities	37,150
Treasury stock	16,175
Additional paid in capital	1,605
Distributions in excess of net income	1,689
General partner's capital	(16,259)

Cumulative effect of the change on opening retained earnings as of January 1, 2009		$(20,538)

8.    Income Taxes

The following summarizes the tax status of dividends paid during the respective years:

	2011	2010	2009
Dividend per share	$1.85	1.85	2.11
Ordinary income	33%	40%	54%
Capital gain	1%	2%	14%
Return of capital	66%	58%	32%

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Income tax expense (benefit):
Current	$283	(639)	4,692
Deferred	2,422	(860)	(4,894)
Total income tax expense (benefit)	$2,705	(1,499)	(202)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Income tax expense (benefit) from:
Continuing operations	$2,994	(1,333)	1,883
Discontinued operations	(289)	(166)	(2,085)
Total income tax expense (benefit)	$2,705	(1,499)	(202)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG for the years ended December 31, 2011, 2010, and 2009, respectively as follows (in thousands):

	2011	2010	2009
Computed expected tax expense (benefit)	$1,089	(3,368)	(4,791)
Increase (decrease) in income tax resulting from state taxes	126	(392)	(558)
Valuation allowance	1,438	286	4,755
All other items	52	1,975	392
Total income tax expense (benefit)	$2,705	(1,499)	(202)

For 2011, all other items principally represent permanent differences related to impairments and the effect of the change in state tax rate. For 2010, all other items principally represent straight line rents. For 2009, all other items principally represent the permanent differences related to prior year true-ups. Included in the income tax expense (benefit) disclosed above, the Company has approximately $600,000 of state income tax expense at the Operating Partnership for the Texas Gross Margin Tax recorded in other expenses in the accompanying Consolidated Statements of Operations for each of the years ended December 31, 2011, 2010, and 2009.

The following table represents the Company's net deferred tax assets as of December 31, 2011 and 2010 recorded in other assets in the accompanying Consolidated Balance Sheets (in thousands):

	2011	2010
Deferred tax assets	$22,260	23,189
Deferred tax liabilities	(2,054)	(1,999)
Valuation allowance	(6,479)	(5,041)
Net deferred tax assets	$13,727	16,149

During 2011, 2010, and 2009, a provision for valuation allowance of $1.4 million, approximately $286,000, and $4.8 million was recorded, respectfully. During 2011, the increase in valuation allowance is due primarily to an increase of $2.0 million for the valuation allowance established related to a property impairment which is not considered recoverable. The 2010 provision for valuation allowance of approximately $286,000 was recorded for 100% of the charitable contribution carryforward. The 2009 provision for valuation allowance of $4.8 million was recorded for 100% of the disallowed interest, under Section 163(j) of the Code.

In all cases, it was determined to be more likely than not that the asset would not be realized. Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income or loss between U.S. GAAP and tax basis of accounting. As of December 31, 2011, excluding the provision for valuation allowance, significant portions of the deferred tax assets and deferred tax liabilities include a $4.0 million deferred tax asset for capitalized costs under Section 263A of the Code, a $9.7 million deferred tax asset related to the provision for impairment, an approximately $300,000 deferred tax asset related to a net operating loss (“NOL”) carryforward, and a $2.0 million

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

deferred tax liability related to straight line rents.

As of December 31, 2010, excluding the provision for valuation allowance, significant portions of the deferred tax assets and deferred tax liabilities include a $5.1 million deferred tax asset for capitalized costs under Section 263A of the Code, a $9.0 million deferred tax asset related to the provision for impairment, a $2.7 million deferred tax asset related to a NOL carryforward, and a $1.7 million deferred tax liability related to straight line rents. The Company assessed the components of the net deferred tax asset balance at December 31, 2011 and 2010, excluding the items for which a valuation allowance was provided, and determined that it is more likely than not that the assets will be utilized.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740. Under FASB ASC Topic 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2008 and forward for the Company.

9.    Notes Payable and Unsecured Credit Facilities
The Parent Company does not have any indebtedness, but guarantees all of the unsecured debt and 12.8% of the secured debt of the Operating Partnership.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2028, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.43%. Fixed interest rates on unsecured public debt range from 4.80% to 6.75% with a weighted average rate of 5.59%. As of December 31, 2011, the Company had two variable rate mortgage loans, one in the amount of $3.7 million with a variable interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014 and one in the amount of $9.0 million with a variable interest rate of LIBOR plus 160 basis points maturing on September 1, 2014.
On January 18, 2011 and December 12, 2011, the Company repaid the maturing balances of $161.7 million of 7.95% and $20 million of 7.25% ten-year unsecured notes, respectively.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2011, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.
Unsecured Credit Facilities
The Company has a $600.0 million unsecured line of credit (the “Line”) commitment under an agreement (the "Credit Agreement") with Wells Fargo Bank and a syndicate of other banks, which was amended on September 7, 2011 primarily to extend the maturity date to September 2015, and includes one, one year extension option. The Line has a variable interest rate of LIBOR plus 125 basis points and an annual facility fee of 25 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. In addition, the Company has the ability to increase the Line through an accordion feature to $1.0 billion. Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit. The balance on the Line was $40.0 million and $10.0 million at December 31, 2011 and 2010, respectively. The proceeds from the Line are used to finance the acquisition and development of real estate and for general working-capital purposes.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The Company is required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2011, management of the Company believes it is in compliance with all financial covenants for the Line.
The Company previously had a $113.8 million revolving credit facility under an agreement with Wells Fargo Bank and a syndicate of other banks that matured in February 2011. There was no balance outstanding at December 31, 2010 and the Company did not renew this facility when it matured in February 2011.
On November 17, 2011, the Company entered into a $250.0 million unsecured term loan (the "Term Loan") commitment under an agreement (the "Term Loan Agreement") with Wells Fargo Bank and a syndicate of other banks, which matures on December 15, 2016. The Term Loan has a variable interest rate of LIBOR plus 145 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. In addition, the Company has the ability to increase the Term Loan up to an amount not to exceed an additional $150.0 million subject to the provisions of the Term Loan Agreement. There was no balance outstanding as of December 31, 2011 under the Term Loan.
The Term Loan includes financial covenants relating to minimum tangible net worth, ratio of indebtedness to total asset value, ratio of unsecured indebtedness to unencumbered asset value, ratio of adjusted EBITDA to fixed charges, ratio of secured indebtedness to total asset value, and ratio of unencumbered NOI to unsecured interest expense. The Term Loan also includes customary events of default for agreements of this type (with customary grace periods, as applicable). As of December 31, 2011, management of the Company believes it is in compliance with all financial covenants for its Term Loan.
The Company’s outstanding debt at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Notes payable:
Fixed rate mortgage loans	$439,880	402,151
Variable rate mortgage loans	12,665	11,189
Fixed rate unsecured loans	1,489,895	1,671,129
Total notes payable	1,942,440	2,084,469
Unsecured credit facilities	40,000	10,000
Total	$1,982,440	2,094,469

As of December 31, 2011, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2012	$6,998	—	192,377	199,375
2013	6,996	16,330	—	23,326
2014	6,481	28,519	150,000	185,000
2015	5,169	46,313	390,000	441,482
2016	4,857	14,161	—	19,018
Beyond 5 Years	24,490	288,046	800,000	1,112,536
Unamortized debt (discounts) premiums, net	—	4,185	(2,482)	1,703
Total	$54,991	397,554	1,529,895	1,982,440

(1) Includes unsecured public debt and the Line. The Line is included in 2015 maturities and matures in September 2015.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

10.	Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives are used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a gain or loss on derivative instruments. During the years ended December 31, 2011, 2010 and 2009, the Company recognized a loss of approximately $54,000, a gain of $1.4 million, and a loss of $3.3 million, respectively, for changes in hedge ineffectiveness attributable to revised inputs used in the valuation models to estimate effectiveness.
On September 29, 2011, the Company entered into the following interest rate swap transaction (in thousands):

Effective Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of
October 1, 2011	$9,000	1 Month LIBOR	0.76%

This interest rate swap is designated as a cash flow hedge and thus, qualifies for the accounting treatment discussed above.

On October 7, 2010, the Company paid $36.7 million to settle the remaining $140.7 million of interest rate swaps then outstanding. On October 7, 2010, the Company closed on $250.0 million of 4.80% ten-year senior unsecured notes. The Company began amortizing the $36.7 million loss realized from the swap settlement in October 2010 over a ten year period; therefore, the effective interest rate on these notes was 6.26%.

On June 1, 2010, the Company paid $26.8 million to settle and partially settle $150.0 million of its interest rate swaps then outstanding of $290.7 million. On June 2, 2010 the Company also closed on $150.0 million of ten-year senior unsecured notes with an interest rate of 6.00%. The Company began amortizing the $26.8 million loss realized from the swap settlement in June 2010 over a ten year period; therefore, the effective interest rate on these notes was 7.67%.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2011, 2010, and 2009 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,				December 31,				December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate products	$18	(36,556)	38,645	Interest expense	$(9,467)	(5,575)	(2,305)	Gain (loss) on derivative instruments	$(54)	1,419	(3,294)
The unamortized balance of the settled interest rate swaps at December 31, 2011 and 2010 was $72.0 million and $81.5 million, respectively, of which the Company expects to amortize $9.5 million during 2012.
The following table represents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

Liability Derivatives
As of December 31, 2011		As of December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	$37	Derivative instruments	$—

Non-designated Hedges
The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
Objectives and Strategies
The Company continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Company's current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Company expects that it will successfully issue new secured or unsecured debt to fund its obligations.

11.    Fair Value Measurements

(a) Fair Value of Financial Instruments

The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated based on the current market rates available for notes of the same terms and remaining maturities adjusted for customer specific credit risk. The fair value of notes receivable was determined using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $35.3 million at December 31, 2011.
Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. The fair value of the trading securities held in trust was $21.7 million and $20.9 million at December 31, 2011 and 2010, respectively. Changes in the value of trading securities are recorded within loss (income) from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Notes Payable
The fair value of the Company's notes payable is estimated based on the current market rates available to the Company for debt of the same terms and remaining maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 3 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.1 billion at December 31, 2011 and 2010.
Unsecured Line of Credit
The fair value of the Company's Line is estimated based on the interest rates currently offered to the Company by the Company's bankers. Based on the recent amendment to the Line, the Company has determined that fair value approximates carrying value.
Derivative Financial Instruments
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.
(b) Fair Value Measurements
The following are fair value measurements recorded on a recurring basis as of December 31, 2011 and 2010, respectively (in thousands):

	Fair Value Measurements as of December 31, 2011
December 31, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$21,713	21,713	—	—
Total	$21,713	21,713	—	—

Liabilities:
Interest rate derivatives	$(37)		(38)	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	20,891	20,891	—	—
Total	$20,891	20,891	—	—

The following table presents fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2011:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties (1)	$5,520	—	—	5,520	(11,843)
Investment in real estate partnerships (1)	1,893			1,893	(4,580)
Total	$7,413	—	—	7,413	(16,423)
(1) Represents real estate investments for which the Company has recorded a provision for impairment during 2011.

Long-lived assets held and used are comprised primarily of real estate. The provision for impairment recognized during the year ended December 31, 2011 related to two operating properties. These properties exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which lead to the impairment. As a result, the Company evaluated the current fair value of the properties and recorded impairment losses.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

12.    Equity and Capital
Equity of the Parent Company
Preferred Stock
The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. See Note 19, Subsequent Events.
Terms and conditions of the three series of preferred stock outstanding as of December 31, 2011 and 2010 are summarized as follows:

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
Noncontrolling Interest of Preferred Units
The Series D preferred units were callable at par beginning September 29, 2009, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Series D preferred units may be exchanged by the holder for cumulative redeemable preferred stock of the Parent Company at an exchange rate of one unit for one share. The Series D preferred units and the related preferred stock are not convertible into common stock of the Parent Company. See Note 19, Subsequent Events.
Terms and conditions for the Series D preferred units outstanding as of December 31, 2011 and 2010 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Company	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	9/29/2009	1/1/2014

Noncontrolling Interest of Exchangeable Operating Partnership Units
The Operating Partnership had 177,164 limited Partnership Units not owned by the Parent Company outstanding as of December 31, 2011 and 2010.
Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships
Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At December 31, 2011 and 2010, the Company’s noncontrolling interest in these consolidated partnerships was $13.1 million and $10.8 million, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Capital of the Operating Partnership
Preferred Units
The Series D Preferred Units are owned by institutional investors. As of December 31, 2011 and 2010, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% .
Preferred Units of General Partner
The Parent Company, as general partner, owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Operating Partnership. See above for further discussion.
General Partner
As of December 31, 2011 and 2010, the Parent Company, as general partner, owned approximately 99.8% or 89,921,858 of the total 90,099,022 Partnership Units outstanding and approximately 99.8% or 81,886,872 of the total 82,064,036 Partnership Units outstanding, respectively.
Limited Partners
The Operating Partnership had 177,164 limited Partnership Units outstanding as of December 31, 2011 and 2010.
Noncontrolling Interests of Limited Partners’ Interests in Consolidated Partnerships
See above for further discussion.

13.    Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Restricted stock	$10,659	7,236	5,227
Directors' fees paid in common stock	269	231	279
Less: Amount capitalized	(1,104)	(852)	(1,574)
Total	$9,824	6,615	3,932

The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to approximately 4.1 million shares in the form of the Parent Company's common stock or stock options. At December 31, 2011, there were approximately 3.2 million shares available for grant under the Plan either through options or restricted stock.

Stock options are granted under the Plan with an exercise price equal to the Parent Company's stock's price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued.

The following table reports stock option activity during the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	442,880	$51.85	3.5	$(4,255)
Less: Exercised	12,561	35.61
Less: Forfeited	26,754	51.43
Less: Expired	17,416	58.28
Outstanding December 31, 2011	386,149	$52.12	3.0	$(5,598)
Vested and expected to vest - December 31, 2011	386,149	$52.12	3.0	$(5,598)
Exercisable December 31, 2011	386,149	$52.12	3.0	$(5,598)

There were no stock options granted during 2011, 2010, or 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was approximately $130,000, $1,000, and $40,000, respectively. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the year ended December 31, 2011:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	2,185	$8.78
Less: 2011 Vesting	2,185	8.78
Non-vested at December 31, 2011	—	$—
The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards were valued at the fair market value on the date of grant, earn dividends throughout the vesting period, and have no voting rights. Compensation expense is measured at the grant date and recognized over the vesting period.

•
Time-based awards vest 25% per year beginning on the first anniversary following the grant date. These grants are subject only to continued employment and not dependent on future performance measures; and accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed. During 2011, the Company granted 128,139 shares of time-based awards.

•
Performance-based awards are earned subject to future performance measurements, including individual goals, annual growth in earnings, and compounded three-year growth in earnings. Once the performance criteria are achieved and the actual number of shares earned is determined, shares will vest over a required service period. If such performance criteria are not met, compensation cost previously recognized would be reversed. The Company considers the likelihood of meeting the performance criteria based upon managements' estimates from which it determines the amounts recognized as expense on a periodic basis. During 2011, the Company granted 18,246 shares of performance-based awards.

•
Market-based awards are earned dependent upon the Company's total shareholder return in relation to the shareholder return of peer indices over a three-year period (“TSR Grant”). Once the market criteria are met and

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

the actual number of shares earned is determined, 100% of the earned shares vest. The probability of meeting the market criteria is considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest. During 2011, the Company granted 165,689 shares of market-based awards.
The following table reports non-vested restricted stock activity during the year ended December 31, 2011:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	436,559
Add: Time-based awards granted	128,139		$42.19
Add: Performance-based awards granted	18,246		$41.54
Add: Market-based awards granted	165,689		$41.54
Less: Vested and Distributed	173,513		$43.06
Less: Forfeited	12,861		$40.31
Non-vested at December 31, 2011	562,259	$21,152

The weighted-average grant price for restricted stock granted during the years ended December 31, 2011, 2010, and 2009 was $41.81, $35.65, and $38.91, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2011, 2010, and 2009 was $7.5 million, $6.1 million, and $9.6 million, respectively.

As of December 31, 2011, there was $13.3 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital and Comprehensive Income (Loss) of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2014. The Company issues new restricted stock from its authorized shares available at the date of grant.

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $4,000 of their eligible compensation, is fully vested and funded as of December 31, 2011. Costs related to matching portion of the plan were $1.2 million, $1.1 million, and $1.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

14.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, respectively (in thousands except per share data):

	Year to Date
	2011	2010	2009
Numerator:
Income from continuing operations	$48,649	1,192	(38,813)
Discontinued operations	7,139	11,809	9,777
Net income	55,788	13,001	(29,036)
Less: Preferred stock dividends	19,675	19,675	19,675
Less: Noncontrolling interests	4,418	4,185	3,961
Net income attributable to common stockholders	31,695	(10,859)	(52,672)
Less: Dividends paid on unvested restricted stock	615	542	488
Net income attributable to common stockholders - basic	31,080	(11,401)	(53,160)
Add: Dividends paid on Treasury Method restricted stock	18	—	—
Net income for common stockholders - diluted	$31,098	(11,401)	(53,160)
Denominator:
Weighted average common shares outstanding for basic EPS	87,825	81,068	76,440
Incremental shares under Forward Equity Offering	424	1,534	67
Weighted average common shares outstanding for diluted EPS	88,249	82,602	76,507
Income per common share – basic
Continuing operations	$0.27	(0.29)	(0.82)
Discontinued operations	0.08	0.15	0.12
Net income attributable to common stockholders	$0.35	(0.14)	(0.70)
Income per common share – diluted
Continuing operations	$0.27	(0.28)	(0.82)
Discontinued operations	0.08	0.14	0.12
Net income attributable to common stockholders	$0.35	(0.14)	(0.70)

Income (Loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the years ended December 31, 2011, 2010, and 2009 were 177,164, 270,706, and 468,211, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended December 31, 2011 and 2010, respectively (in thousands except per unit data):

	2011	2010	2009
Numerator:
Income from continuing operations	$48,649	1,192	(38,813)
Discontinued operations	7,139	11,809	9,777
Net income	55,788	13,001	(29,036)
Less: Preferred unit distributions	23,400	23,400	23,400
Less: Noncontrolling interests	590	376	452
Net income attributable to common unit holders	31,798	(10,775)	(52,888)
Less: Dividends paid on unvested restricted stock	615	542	488
Net income attributable to common unit holders - basic	31,183	(11,317)	(53,376)
Add: Dividends paid on Treasury Method restricted stock	18	—	—
Net income for common unit holders - diluted	$31,201	(11,317)	(53,376)
Denominator:
Weighted average common units outstanding for basic EPU	88,002	81,339	76,908
Incremental units under Forward Equity Offering	424	1,534	—
Weighted average common units outstanding for diluted EPU	88,426	82,873	76,908
Income per common unit – basic
Continuing operations	$0.27	(0.29)	(0.82)
Discontinued operations	0.08	0.15	0.12
Net income attributable to common unit holders	$0.35	(0.14)	(0.70)
Income per common unit – diluted
Continuing operations	$0.27	(0.28)	(0.82)
Discontinued operations	0.08	0.14	0.12
Net income attributable to common unit holders	$0.35	(0.14)	(0.70)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

15.    Operating Leases

The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2099. Future minimum rents under non-cancelable operating leases as of December 31, 2011, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2012	$348,317
2013	312,298
2014	276,791
2015	241,593
2016	208,830
Thereafter	1,079,349
Total	$2,467,178

The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2058 and in most cases provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2018 and in most cases provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. Operating lease expense, including capitalized ground lease payments on properties in development, was $9.2 million, $8.1 million and $7.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2011, (in thousands):

Year Ending December 31,	Amount
2012	$7,917
2013	7,921
2014	7,226
2015	6,841
2016	6,325
Thereafter	105,208
Total	$141,438

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
December 31, 2011

environmental liability to the Company.
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $60.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2011 and 2010, the Company had $17.4 million and $5.3 million letters of credit outstanding, respectively.

17.	Reorganization and Restructuring Charges

During 2009, the Company announced restructuring plans designed to align employee headcount with projected workload. During 2009, the Company severed 103 employees with no future service requirement and recorded restructuring charges of $7.5 million for employee severance benefits. There were no restructuring plans or charges in 2011 or 2010. Restructuring charges are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. All severance payouts were completed by January 2010 and funded using cash from operations. The component charges of the restructuring program for the years ended December 31, 2011, 2010, and 2009 follows (in thousands):

	2011	2010	2009
Severance	—	—	5,966
Health insurance	—	—	1,092
Placement services	—	—	431
Total	—	—	7,489

As of December 31, 2011 and 2010, there were no remaining accrued liabilities related to these restructuring activities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

18.    Summary of Quarterly Financial Data (Unaudited)

The following table sets forth selected Quarterly Financial Data for the Company on a historical basis for each of the years ended December 31, 2011 and 2010 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

2011:	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Data:
Revenues as originally reported	$127,114	128,382	125,747	125,322
Reclassified to discontinued operations	(2,217)	(2,459)	(1,472)	—
Adjusted Revenues	$124,897	125,923	124,275	125,322

Net income (loss) attributable to common stockholders	$2,185	12,861	8,510	8,139
Net income (loss) of limited partners	13	37	27	26
Net income (loss) attributable to common unit holders	$2,198	12,898	8,537	8,165

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.02	0.14	0.09	0.10
Diluted	$0.02	0.14	0.09	0.10

2010:

Operating Data:
Revenues as originally reported	$124,368	121,600	121,410	119,901
Reclassified to discontinued operations	(2,531)	(4,077)	(2,193)	(2,317)
Adjusted Revenues	$121,837	117,523	119,217	117,584

Net income (loss) attributable to common stockholders	$11,399	7,748	7,894	(37,900)
Net income (loss) of limited partners	94	27	34	(71)
Net income (loss) attributable to common unit holders	$11,493	7,775	7,928	(37,971)

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.14	0.09	0.10	(0.47)
Diluted	$0.14	0.09	0.09	(0.46)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2011

19.    Subsequent Events

Pursuant to FASB ASC Topic 855, Subsequent Events, the Company evaluated subsequent events and transactions that occurred after the December 31, 2011, audited consolidated balance sheet date for potential recognition or disclosure in its consolidated financial statements.

•	On January 15, 2012, the Company repaid the maturing balance of $192.4 million of 6.75% ten-year unsecured notes.

•	The Company has drawn $150.0 million on its $250 million Term Loan since December 31, 2011 to repay the 6.75% ten-year unsecured notes that matured in January 2012.

•
On February 6, 2012, the Company announced it would redeem all issued and outstanding shares of the Parent Company's Series 3 and Series 4 Cumulative Redeemable Preferred Stock on March 31, 2012.  The Company expects to reduce net income available to common stockholders through a non-cash charge of $7 million at redemption. On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $842,000. On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
4S COMMONS TOWN CENTER	$30,760	35,830	(253)	30,812	35,525	—	66,337	9,860	56,477	62,500
AIRPORT CROSSING	1,748	1,690	—	1,748	1,690	—	3,438	305	3,133	—
AMERIGE HEIGHTS TOWN CENTER	10,109	11,288	179	10,109	11,467	—	21,576	1,348	20,228	17,000
ANASTASIA PLAZA	9,065	—	(81)	3,329	5,656	—	8,985	479	8,506	—
ANTHEM HIGHLANDS SHOPPING CTR	8,643	11,981	(20,624)	—	—	—	—	—	—	—
ANTHEM MARKETPLACE	6,714	13,696	56	6,714	13,753	—	20,467	4,155	16,312	—
APPLEGATE RANCH SHOPPING CTR	12,971	26,652	—	12,971	26,652	—	39,623	3,622	36,001	—
ASHBURN FARM MARKET CENTER	9,835	4,812	26	9,835	4,838	—	14,673	2,662	12,011	—
ASHFORD PLACE	2,584	9,865	335	2,584	10,200	—	12,784	4,850	7,934	—
AUGUSTA CENTER	5,142	2,720	(5,722)	1,326	815	—	2,141	—	2,141	—
AVENTURA SHOPPING CENTER	2,751	10,459	51	2,751	10,510	—	13,261	9,063	4,198	—
BECKETT COMMONS	1,625	10,960	692	1,625	11,651	—	13,276	3,767	9,509	—
BELLEVIEW SQUARE	8,132	9,756	185	8,132	9,941	—	18,073	3,618	14,455	7,620
BENEVA VILLAGE SHOPS	2,484	10,162	1,144	2,484	11,306	—	13,790	4,008	9,782	—
BERKSHIRE COMMONS	2,295	9,551	813	2,965	9,694	—	12,659	5,019	7,640	7,500
BLOOMINGDALE SQUARE	3,940	14,912	344	3,940	15,256	—	19,196	5,754	13,442	—
BOULEVARD CENTER	3,659	10,787	884	3,659	11,671	—	15,330	4,191	11,139	—
BOYNTON LAKES PLAZA	2,628	11,236	(978)	2,628	10,258	—	12,886	3,799	9,087	—
BRENTWOOD PLAZA	2,788	3,473	—	2,788	3,473	—	6,261	105	6,156	—
BRIARCLIFF LA VISTA	694	3,292	149	694	3,442	—	4,136	1,919	2,217	—
BRIARCLIFF VILLAGE	4,597	24,836	946	4,597	25,783	—	30,380	12,310	18,070	—
BRIDGETON	3,033	8,137	—	3,033	8,137	—	11,170	224	10,946	—
BUCKHEAD COURT	1,417	7,432	198	1,417	7,630	—	9,047	4,032	5,015	—
BUCKLEY SQUARE	2,970	5,978	310	2,970	6,289	—	9,259	2,574	6,685	—
BUCKWALTER PLACE SHOPPING CTR	6,563	6,590	82	6,592	6,643	—	13,235	1,319	11,916	—
CALIGO CROSSING	2,459	4,897	—	2,459	4,897	—	7,356	884	6,472	—
CAMBRIDGE SQUARE	774	4,347	600	774	4,947	—	5,721	2,012	3,709	—
CARMEL COMMONS	2,466	12,548	321	2,466	12,868	—	15,334	5,048	10,286	—
CARRIAGE GATE	833	4,974	183	833	5,157	—	5,990	3,444	2,546	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
CENTERPLACE OF GREELEY III	6,661	11,502	—	6,661	11,502	—	18,163	1,736	16,427	—
CHAPEL HILL CENTRE	3,932	3,897	(7,823)	—	6	—	6	—	6	—
CHASEWOOD PLAZA	4,612	20,829	302	4,663	21,080	—	25,743	11,508	14,235	—
CHERRY GROVE	3,533	15,862	376	3,533	16,239	—	19,772	6,007	13,765	—
CHESHIRE STATION	9,896	8,344	75	9,896	8,419	—	18,315	5,446	12,869	—
CLAYTON VALLEY SHOPPING CENTER	24,189	35,422	1,533	24,538	36,606	—	61,144	10,745	50,399	—
CLOVIS COMMONS	11,100	32,692	1,406	12,134	33,063	—	45,197	6,223	38,974	—
COCHRAN'S CROSSING	13,154	12,315	440	13,154	12,755	—	25,909	5,545	20,364	—
COOPER STREET	2,079	10,682	(581)	1,954	10,226	—	12,180	3,485	8,695	—
CORKSCREW VILLAGE	8,407	8,004	52	8,407	8,056	—	16,463	1,433	15,030	8,670
CORNERSTONE SQUARE	1,772	6,944	(6)	1,772	6,937	—	8,709	3,366	5,343	—
CORVALLIS MARKET CENTER	6,674	12,244	34	6,696	12,256	—	18,952	1,932	17,020	—
COSTA VERDE CENTER	12,740	26,868	664	12,798	27,474	—	40,272	10,706	29,566	—
COURTYARD SHOPPING CENTER	5,867	4	3	5,867	7	—	5,874	1	5,873	—
CULPEPER COLONNADE	15,944	10,601	39	15,947	10,637	—	26,584	3,223	23,361	—
DARDENNE CROSSING	4,194	4,005	—	4,194	4,005	—	8,199	142	8,057	—
DEER SPRINGS TOWN CENTER	41,031	42,841	—	41,031	42,841	—	83,872	6,300	77,572	—
DELK SPECTRUM	2,985	12,001	343	2,989	12,340	—	15,329	4,573	10,756	—
DIABLO PLAZA	5,300	8,181	587	5,300	8,768	—	14,068	3,006	11,062	—
DICKSON TN	675	1,568	—	675	1,568	—	2,243	479	1,764	—
DUNWOODY VILLAGE	3,342	15,934	954	3,342	16,888	—	20,230	8,321	11,909	—
EAST POINTE	1,730	7,189	200	1,730	7,389	—	9,119	3,145	5,974	—
EAST PORT PLAZA	3,257	10,051	4,502	3,774	14,036	—	17,810	3,913	13,897	—
EAST TOWNE CENTER	2,957	4,938	(76)	2,957	4,861	—	7,818	1,988	5,830	—
EL CAMINO SHOPPING CENTER	7,600	11,538	93	7,600	11,631	—	19,231	4,071	15,160	—
EL CERRITO PLAZA	11,025	27,371	280	11,025	27,651	—	38,676	2,969	35,707	40,559
EL NORTE PKWY PLAZA	2,834	7,370	101	2,840	7,465	—	10,305	2,842	7,463	—
ENCINA GRANDE	5,040	11,572	10	5,040	11,582	—	16,622	4,190	12,432	—
FAIRFAX SHOPPING CENTER	15,239	11,367	(5,596)	13,111	7,899	—	21,010	728	20,282	—
FALCON	1,340	4,168	16	1,340	4,184	—	5,524	795	4,729	—
FENTON MARKETPLACE	2,298	8,510	(8,734)	512	1,563	—	2,075	74	2,001	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
FIRST STREET VILLAGE	4,161	8,103	—	4,161	8,103	—	12,264	1,720	10,544	—
FLEMING ISLAND	3,077	11,587	1,144	3,111	12,696	—	15,807	4,173	11,634	1,053
FORT BEND CENTER	2,594	3,175	(5,768)	—	—	—	—	—	—	—
FORTUNA	2,025	—	883	2,908	—	—	2,908	—	2,908	—
FRANKFORT CROSSING SHPG CTR	7,417	8,065	423	7,418	8,488	—	15,906	4,032	11,874	—
FRENCH VALLEY VILLAGE CENTER	11,924	16,856	7	11,822	16,965	—	28,787	5,185	23,602	—
FRIARS MISSION CENTER	6,660	28,021	350	6,660	28,371	—	35,031	9,282	25,749	506
GARDENS SQUARE	2,136	8,273	210	2,136	8,483	—	10,619	3,202	7,417	—
GARNER TOWNE SQUARE	5,591	21,866	104	5,591	21,970	—	27,561	7,447	20,114	—
GATEWAY 101	24,971	9,113	21	24,971	9,134	—	34,105	1,247	32,858	—
GATEWAY SHOPPING CENTER	52,665	7,134	1,028	52,672	8,155	—	60,827	6,297	54,530	17,595
GELSON'S WESTLAKE MARKET PLAZA	3,157	11,153	261	3,157	11,414	—	14,571	3,227	11,344	—
GLEN OAK PLAZA	4,103	12,951	219	4,103	13,169	—	17,272	612	16,660	4,816
GLENWOOD VILLAGE	1,194	5,381	38	1,194	5,419	—	6,613	2,899	3,714	—
GOLDEN HILLS PLAZA	12,699	18,482	—	12,699	18,482	—	31,181	1,734	29,447	—
GREENWOOD SPRINGS	2,720	3,059	(3,668)	889	1,222	—	2,111	92	2,019	—
HANCOCK	8,232	28,260	712	8,232	28,972	—	37,204	10,459	26,745	—
HARPETH VILLAGE FIELDSTONE	2,284	9,443	175	2,284	9,618	—	11,902	3,388	8,514	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	26,097	372	—	26,469	—	26,469	9,708	16,761	—
HERSHEY	7	808	5	7	813	—	820	228	592	—
HIBERNIA PAVILION	4,929	5,065	10	4,929	5,074	—	10,003	964	9,039	—
HIBERNIA PLAZA	267	230	1	267	231	—	498	16	482	—
HICKORY CREEK PLAZA	5,629	4,564	—	5,629	4,564	—	10,193	1,143	9,050	—
HILLCREST VILLAGE	1,600	1,909	—	1,600	1,909	—	3,509	640	2,869	—
HINSDALE	5,734	16,709	807	5,734	17,516	—	23,250	6,233	17,017	—
HORTON'S CORNER	3,137	2,779	29	3,216	2,729	—	5,945	523	5,422	—
HOWELL MILL VILLAGE	5,157	14,279	327	5,157	14,606	—	19,763	1,406	18,357	—
HYDE PARK	9,809	39,905	975	9,809	40,879	—	50,688	16,147	34,541	—
INDIO TOWNE CENTER	17,946	31,985	—	17,946	31,985	—	49,931	4,528	45,403	—
INGLEWOOD PLAZA	1,300	2,159	28	1,300	2,187	—	3,487	811	2,676	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
JEFFERSON SQUARE	5,167	6,445	—	5,167	6,445	—	11,612	742	10,870	—
KELLER TOWN CENTER	2,294	12,841	76	2,294	12,916	—	15,210	4,280	10,930	—
KINGS CROSSING SUN CITY	515	1,246	90	515	1,335	—	1,850	201	1,649	—
KIRKWOOD COMMONS	6,772	16,224	—	6,772	16,224	—	22,996	385	22,611	12,353
KROGER NEW ALBANY CENTER	3,844	6,599	252	3,844	6,851	—	10,695	3,523	7,172	3,665
KULPSVILLE	5,518	3,756	149	5,614	3,810	—	9,424	521	8,903	—
LAKE PINE PLAZA	2,008	7,632	65	2,029	7,676	—	9,705	2,748	6,957	—
LEBANON/LEGACY CENTER	3,913	7,874	82	3,913	7,956	—	11,869	3,604	8,265	—
LEBANON CENTER	3,865	5,751	4	3,865	5,755	—	9,620	1,144	8,476	—
LEGACY WEST	1,770	—	(999)	770	—	—	770	—	770	—
LITTLETON SQUARE	2,030	8,859	179	2,030	9,038	—	11,068	3,038	8,030	—
LLOYD KING CENTER	1,779	10,060	181	1,779	10,241	—	12,020	3,612	8,408	—
LOEHMANNS PLAZA	3,983	18,687	373	3,983	19,060	—	23,043	8,398	14,645	—
LOEHMANNS PLAZA CALIFORNIA	5,420	9,450	409	5,420	9,860	—	15,280	3,479	11,801	—
LOVELAND SHOPPING CENTER	157	—	—	157	—	—	157	—	157	—
LOWER NAZARETH COMMONS	15,992	12,964	—	15,992	12,964	—	28,956	2,070	26,886	—
MARKET AT OPITZ CROSSING	9,902	9,248	(5,916)	6,597	6,637	—	13,234	503	12,731	—
MARKET AT PRESTON FOREST	4,400	11,445	701	4,400	12,146	—	16,546	3,979	12,567	—
MARKET AT ROUND ROCK	2,000	9,676	3,752	2,000	13,428	—	15,428	3,852	11,576	—
MARKETPLACE AT BRIARGATE	1,706	4,885	(7)	1,727	4,858	—	6,585	1,166	5,419	—
MARKETPLACE SHOPPING CENTER	1,287	5,509	3,986	1,287	9,495	—	10,782	2,510	8,272	—
MARTIN DOWNS TOWN CENTER	1,364	5,187	31	1,364	5,217	—	6,581	2,032	4,549	—
MARTIN DOWNS VILLAGE CENTER	2,438	9,142	941	2,442	10,078	—	12,520	5,778	6,742	—
MARTIN DOWNS VILLAGE SHOPPES	817	4,965	215	817	5,180	—	5,997	2,577	3,420	—
MIDDLE CREEK COMMONS	5,042	8,100	94	5,042	8,194	—	13,236	1,666	11,570	—
MILLHOPPER SHOPPING CENTER	1,073	5,358	4,501	1,796	9,136	—	10,932	4,485	6,447	—
MOCKINGBIRD COMMON	3,000	10,728	495	3,000	11,223	—	14,223	4,043	10,180	10,300
MONUMENT JACKSON CREEK	2,999	6,765	601	2,999	7,367	—	10,366	3,491	6,875	—
MORNINGSIDE PLAZA	4,300	13,951	264	4,300	14,215	—	18,515	4,915	13,600	—
MURRAYHILL MARKETPLACE	2,670	18,401	276	2,670	18,677	—	21,347	6,851	14,496	7,542
NAPLES WALK	18,173	13,554	55	18,173	13,608	—	31,781	2,313	29,468	16,441

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
NASHBORO VILLAGE	1,824	7,678	—	1,824	7,678	—	9,502	2,506	6,996	—
NEWBERRY SQUARE	2,412	10,150	255	2,412	10,404	—	12,816	5,862	6,954	—
NEWLAND CENTER	12,500	10,697	475	12,500	11,172	—	23,672	4,320	19,352	—
NORTH HILLS	4,900	19,774	609	4,900	20,384	—	25,284	6,739	18,545	—
NORTHGATE PLAZA (MAXTOWN ROAD)	1,769	6,652	40	1,769	6,692	—	8,461	2,565	5,896	—
NORTHGATE SQUARE	5,011	8,692	108	5,011	8,799	—	13,810	1,486	12,324	5,971
NORTHLAKE VILLAGE	2,662	11,284	334	2,662	11,619	—	14,281	3,707	10,574	—
OAKBROOK PLAZA	4,000	6,668	173	4,000	6,841	—	10,841	2,483	8,358	—
OAKLEAF COMMONS	3,503	11,671	8	3,503	11,679	—	15,182	2,174	13,008	—
OAK SHADE TOWN CENTER	6,591	28,966	—	6,591	28,966	—	35,557	353	35,204	10,978
OCALA CORNERS	1,816	10,515	—	1,816	10,515	—	12,331	269	12,062	5,549
OLD ST AUGUSTINE PLAZA	2,368	11,405	248	2,368	11,653	—	14,021	4,821	9,200	—
ORANGEBURG & CENTRAL	2,071	2,384	(86)	2,071	2,298	—	4,369	416	3,953	—
ORCHARDS MARKET CENTER II	6,602	9,690	(2,975)	5,497	7,819	—	13,316	401	12,915	—
PACES FERRY PLAZA	2,812	12,639	102	2,812	12,741	—	15,553	6,004	9,549	—
PANTHER CREEK	14,414	14,748	2,226	15,212	16,176	—	31,388	6,781	24,607	—
PARK PLACE SHOPPING CENTER	2,232	5,027	(7,259)	—	—	—	—	—	—	—
PASEO DEL SOL	9,477	1,331	13,706	11,393	13,121	—	24,514	3,104	21,410	—
PEARTREE VILLAGE	5,197	19,746	758	5,197	20,504	—	25,701	7,868	17,833	9,063
PHENIX CROSSING	1,544	—	(500)	1,044	—	—	1,044	—	1,044	—
PIKE CREEK	5,153	20,652	163	5,153	20,815	—	25,968	7,778	18,190	—
PIMA CROSSING	5,800	28,143	919	5,800	29,062	—	34,862	10,204	24,658	—
PINE LAKE VILLAGE	6,300	10,991	536	6,300	11,527	—	17,827	3,880	13,947	—
PINE TREE PLAZA	668	6,220	36	668	6,256	—	6,924	2,324	4,600	—
PLAZA HERMOSA	4,200	10,109	258	4,200	10,367	—	14,567	3,407	11,160	13,800
PLAZA RIO VISTA	7,034	11,874	—	7,034	11,874	—	18,908	1,805	17,103	—
POWELL STREET PLAZA	8,248	30,716	1,171	8,248	31,888	—	40,136	8,258	31,878	—
POWERS FERRY SQUARE	3,687	17,965	346	3,687	18,312	—	21,999	8,873	13,126	—
POWERS FERRY VILLAGE	1,191	4,672	177	1,191	4,849	—	6,040	2,313	3,727	—
PRAIRIE CITY CROSSING	4,164	13,032	383	4,164	13,415	—	17,579	3,708	13,871	—
PRESTON PARK	6,400	54,817	(337)	5,733	55,147	—	60,880	20,015	40,865	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
PRESTONBROOK	7,069	8,622	68	7,069	8,690	—	15,759	4,539	11,220	6,800
PRESTONWOOD PARK	7,399	9,012	(16,412)	—	—	—	—	—	—	—
RED BANK	10,336	9,505	(203)	10,107	9,531	—	19,638	639	18,999	—
REGENCY COMMONS	3,917	3,616	43	3,917	3,659	—	7,576	1,257	6,319	—
REGENCY SQUARE	4,770	25,191	1,873	4,770	27,064	—	31,834	16,832	15,002	—
RIVERMONT STATION	2,887	10,648	(13,535)	—	—	—	—	—	—	—
ROCKWALL TOWN CENTER	4,438	5,140	(73)	4,438	5,068	—	9,506	1,562	7,944	—
RONA PLAZA	1,500	4,917	117	1,500	5,035	—	6,535	1,876	4,659	—
RUSSELL RIDGE	2,234	6,903	503	2,234	7,406	—	9,640	3,201	6,439	—
SAMMAMISH-HIGHLANDS	9,300	8,075	370	9,300	8,445	—	17,745	2,879	14,866	—
SAN LEANDRO PLAZA	1,300	8,226	29	1,300	8,256	—	9,556	2,843	6,713	—
SAUGUS	19,201	17,984	—	19,201	17,984	—	37,185	2,734	34,451	—
SEMINOLE SHOPPES	8,593	7,523	—	8,593	7,523	—	16,116	369	15,747	9,000
SEQUOIA STATION	9,100	18,356	258	9,100	18,614	—	27,714	6,159	21,555	21,100
SHERWOOD CROSSROADS	2,731	6,360	(52)	2,731	6,308	—	9,039	1,565	7,474	—
SHERWOOD MARKET CENTER	3,475	16,362	70	3,475	16,432	—	19,907	5,775	14,132	—
SHOPPES @ 104	11,193	—	(82)	6,652	4,459	—	11,111	426	10,685	—
SHOPPES AT FAIRHOPE VILLAGE	6,920	11,198	—	6,920	11,198	—	18,118	1,301	16,817	—
SHOPPES AT MASON	1,577	5,685	140	1,577	5,825	—	7,402	2,129	5,273	—
SHOPPES OF GRANDE OAK	5,091	5,985	86	5,091	6,070	—	11,161	2,930	8,231	—
SHOPS AT ARIZONA	3,063	3,243	44	3,063	3,287	—	6,350	1,332	5,018	—
SHOPS AT COUNTY CENTER	9,957	11,269	252	10,116	11,363	—	21,479	3,147	18,332	—
SHOPS AT HIGHLAND VILLAGE	33,145	66,926	210	33,145	67,136	—	100,281	16,632	83,649	—
SHOPS AT JOHN'S CREEK	1,863	2,014	(325)	1,501	2,051	—	3,552	656	2,896	—
SHOPS AT QUAIL CREEK	1,487	7,717	—	1,487	7,717	—	9,204	852	8,352	—
SIGNATURE PLAZA	2,396	3,898	199	2,396	4,096	—	6,492	1,619	4,873	—
SOUTH LOWRY SQUARE	3,434	10,445	519	3,434	10,964	—	14,398	3,664	10,734	—
SOUTH MOUNTAIN	146	—	465	611	—	—	611	—	611	—
SOUTHCENTER	1,300	12,750	655	1,300	13,405	—	14,705	4,304	10,401	—
SOUTHPOINT CROSSING	4,412	12,235	48	4,412	12,283	—	16,695	4,151	12,544	—
STARKE	71	1,683	—	71	1,683	—	1,754	470	1,284	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
STATE STREET CROSSING	1,283	1,970	—	1,283	1,970	—	3,253	67	3,186	—
STERLING RIDGE	12,846	12,162	371	12,846	12,533	—	25,379	5,499	19,880	13,900
STONEWALL	27,511	22,123	5,162	28,108	26,688	—	54,796	5,055	49,741	—
STRAWFLOWER VILLAGE	4,060	8,084	259	4,060	8,343	—	12,403	3,042	9,361	—
STROH RANCH	4,280	8,189	196	4,280	8,386	—	12,666	4,056	8,610	—
SUNCOAST CROSSING	4,057	5,545	—	4,057	5,545	—	9,602	924	8,678	—
SUNNYSIDE 205	1,200	9,459	591	1,200	10,050	—	11,250	3,390	7,860	—
TANASBOURNE MARKET	3,269	10,861	(303)	3,269	10,558	—	13,827	1,758	12,069	—
TASSAJARA CROSSING	8,560	15,464	310	8,560	15,774	—	24,334	5,306	19,028	19,800
TECH RIDGE CENTER	12,945	37,169	—	12,945	37,169	—	50,114	404	49,710	12,060
THOMAS LAKE	6,000	10,628	(16,628)	—	—	—	—	—	—	—
TOWN SQUARE	883	8,132	84	883	8,216	—	9,099	3,373	5,726	—
TRACE CROSSING	279	—	—	279	—	—	279	—	279	—
TROPHY CLUB	2,595	11,023	29	2,595	11,052	—	13,647	3,615	10,032	—
TWIN CITY PLAZA	17,245	44,225	886	17,263	45,093	—	62,356	7,595	54,761	41,859
TWIN PEAKS	5,200	25,827	209	5,200	26,036	—	31,236	8,622	22,614	—
VALENCIA CROSSROADS	17,921	17,659	242	17,921	17,901	—	35,822	9,880	25,942	—
VENTURA VILLAGE	4,300	6,648	147	4,300	6,795	—	11,095	2,345	8,750	—
VILLAGE CENTER	3,885	14,131	461	3,885	14,591	—	18,476	5,951	12,525	—
VINE AT CASTAIC	4,799	5,884	1	4,799	5,885	—	10,684	1,209	9,475	—
VISTA VILLAGE IV	2,287	2,765	(804)	2,287	1,960	—	4,247	772	3,475	—
WADSWORTH CROSSING	12,093	14,101	96	12,093	14,197	—	26,290	2,309	23,981	—
WALKER CENTER	3,840	7,232	216	3,840	7,448	—	11,288	2,678	8,610	—
WALTON TOWNE CENTER	3,872	3,298	—	3,872	3,298	—	7,170	484	6,686	—
WATERSIDE MARKETPLACE	2,135	3,900	—	2,135	3,900	—	6,035	571	5,464	—
WELLEBY PLAZA	1,496	7,787	368	1,496	8,154	—	9,650	4,661	4,989	—
WELLINGTON TOWN SQUARE	2,041	12,131	131	2,041	12,262	—	14,303	4,547	9,756	12,800
WEST PARK PLAZA	5,840	5,759	252	5,840	6,011	—	11,851	2,079	9,772	—
WESTBROOK COMMONS	3,366	11,751	(1,102)	3,091	10,925	—	14,016	3,195	10,821	—
WESTCHASE	5,302	8,273	182	5,302	8,455	—	13,757	1,338	12,419	8,055
WESTCHESTER PLAZA	1,857	7,572	103	1,857	7,675	—	9,532	3,578	5,954	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
WESTLAKE PLAZA AND CENTER	7,043	27,195	1,240	7,043	28,435	—	35,478	9,828	25,650	—
WESTRIDGE VILLAGE	9,529	11,397	83	9,529	11,479	—	21,008	4,056	16,952	—
WESTWOOD VILLAGE	19,933	25,301	(932)	19,933	24,370	—	44,303	4,714	39,589	—
WHITE OAK - DOVER, DE	2,144	3,069	—	2,144	3,069	—	5,213	1,732	3,481	—
WILLOW FESTIVAL	1,954	56,501	88	1,954	56,589	—	58,543	1,949	56,594	39,505
WINDMILLER PLAZA PHASE I	2,638	13,241	30	2,638	13,271	—	15,909	5,042	10,867	—
WOODCROFT SHOPPING CENTER	1,419	6,284	214	1,421	6,496	—	7,917	2,749	5,168	—
WOODMAN VAN NUYS	5,500	7,195	82	5,500	7,277	—	12,777	2,522	10,255	—
WOODMEN PLAZA	7,621	11,018	251	7,621	11,270	—	18,891	7,122	11,769	—
WOODSIDE CENTRAL	3,500	9,288	250	3,500	9,538	—	13,038	3,251	9,787	—

Corporately held assets	—	—	—	—	2,144	—	2,144	2,608	(464)
Properties in development	(200)	1,078,886	(854,608)	—	224,077	—	224,077	2,964	221,113	—
	$1,325,982	3,669,911	(896,125)	1,273,606	2,828,306	—	4,101,912	791,619	3,310,293	448,360

(1) See Item 2. Properties for geographic location and year each operating property was acquired.
(2) The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2011
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for Federal income tax purposes was approximately $3.4 billion at December 31, 2011.

The changes in total real estate assets for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$3,989,154	3,933,778	4,042,487
Developed or acquired properties	198,836	93,759	180,346
Improvements	21,727	18,772	15,617
Sale of properties	(92,872)	(14,503)	(150,792)
Properties held for sale	—	—	(19,647)
Properties reclassed to held for use	—	—	(30,296)
Provision for impairment	(14,933)	(42,652)	(103,937)
Balance, end of year	$4,101,912	3,989,154	3,933,778

The changes in accumulated depreciation for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$700,878	622,163	554,595
Depreciation for year	107,932	99,554	97,019
Sale of properties	(14,101)	(2,052)	(31,792)
Accumulated depreciation related to properties held for sale	—	—	(3,066)
Accumulated depreciation related to properties reclassed to held for use	—	—	5,407
Provision for impairment	(3,090)	(18,787)	—
Balance, end of year	$791,619	700,878	622,163

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Parent Company's internal control over financial reporting.
The Parent Company's system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Operating Partnership's internal control over financial reporting.
The Operating Partnership's system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2011 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10‑K with respect to its 2012 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act.   Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

Code of Ethics. We have adopted a code of ethics applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.regencycenters.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. Executive Compensation

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

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

(2) Our Long Term Omnibus Plan, as amended and approved by stockholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 735,297 shares were available at December 31, 2011 for future issuance.

Information about security ownership is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2011 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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
3.    Articles of Incorporation and Bylaws

(a)
Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed February 19, 2008) and the Amendment thereto designating the preferences, rights and limitations of 10,000,000 shares of 6.625% Series 6 Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Form 8-A filed on February 14, 2012).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) of the Company's Form 8-K filed November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed March 17, 2009).

(d)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K filed March 12, 2004).

(i)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated

Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.1 to Regency Centers, L.P.'s Form 8-K filed January 7, 2008).

(iii)
Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to Regency Centers, L.P.'s Form 8-K filed January 7, 2008).

(iv)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership relating to 6.625% Series 6 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 16, 2012).

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

10.    Material Contracts (~ indicates management contract or compensatory plan)

~(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed May 8, 2008).

~(i)	Form of Stock Rights Award Agreement pursuant to the Company's Long Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed March 10, 2006).

~(ii)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed March 17, 2009).

~(iii)	Form of Nonqualified Stock Option Agreement pursuant to the Company's Long Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed March 10, 2006).

~(iv)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed March 17, 2009).

~(v)	Amended and Restated Deferred Compensation Plan dated May 6, 2003

(incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed March 12, 2004).

~(vi)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed December 21, 2004).

~(vii)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed March 10, 2006).

~(viii)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 13, 2011).

~(ix)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 13, 2011).

~(b)	Regency Centers Corporation 2011 Omnibus Plan (incorporated by reference to Annex A to 2011 Annual Meeting Proxy Statement filed March 24, 2011).

~(c)
Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated by reference).

~(d)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 3, 2011).

~(e)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed January 3, 2011).

~(f)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed January 3, 2011).

(g)
Third Amended and Restated Credit Agreement dated as of September 7, 2011 by and among Regency Centers, , L.P., the Company, each of the financial institutions party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 8, 2011).

(h)	Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC.

(i)
Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 6, 2009).

(i)	Amendment No. 1 to Second Amended and Restate Limited Liability Company Agreement of GRI-Regency, LLC (formerly Macquarie CountryWide-Regency II, LLC).

(j)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K filed February 27, 2007).

12.    Computation of ratios
12.1    Computation of Ratio of Earnings to Fixed Charges
21.    Subsidiaries of Regency Centers Corporation.
23.    Consents of Independent Accountants
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
31.1    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
31.2    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
31.3    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
31.4    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.
32.    Section 1350 Certifications.
The certifications in this exhibit 32 are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company's filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

February 29, 2012	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 29, 2012	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 29, 2012	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 29, 2012	/s/ Brian M. Smith Brian M. Smith, President, Chief Operating Officer and Director
February 29, 2012	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
February 29, 2012	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 29, 2012	/s/ Raymond L. Bank Raymond L. Bank, Director
February 29, 2012	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 29, 2012	/s/ A.R. Carpenter A.R. Carpenter, Director
February 29, 2012	/s/ J. Dix Druce J. Dix Druce, Director
February 29, 2012	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 29, 2012	/s/ David P. O'Connor David P. O'Connor, Director
February 29, 2012	/s/ Douglas S. Luke Douglas S. Luke, Director
February 29, 2012	/s/ John C. Schweitzer John C. Schweitzer, Director
February 29, 2012	/s/ Thomas G. Wattles Thomas G. Wattles, Director