Form 10-Q
period 2012-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2012-05-08
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,930,097 as of April 30, 2012.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2012, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 5 and 6 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, Series 5 and 6 Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 5 and 6 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(in thousands, except share data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,264,492	1,273,606
Buildings and improvements	2,608,756	2,604,229
Properties in development	250,342	224,077
	4,123,590	4,101,912
Less: accumulated depreciation	813,187	791,619
	3,310,403	3,310,293
Investments in real estate partnerships	395,933	386,882
Net real estate investments	3,706,336	3,697,175
Cash and cash equivalents	27,115	11,402
Restricted cash	6,406	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,124 and $3,442 at March 31, 2012 and December 31, 2011, respectively	42,338	37,733
Straight-line rent receivable, net of reserve of $1,871 and $2,075 at March 31, 2012 and December 31, 2011, respectively	49,625	48,132
Notes receivable	23,883	35,784
Deferred costs, less accumulated amortization of $71,385 and $71,265 at March 31, 2012 and December 31, 2011, respectively	71,094	70,204
Acquired lease intangible assets, less accumulated amortization of $16,705 and $15,588 at March 31, 2012 and December 31, 2011, respectively	25,937	27,054
Trading securities held in trust, at fair value	23,411	21,713
Other assets	28,731	31,824
Total assets	$4,004,876	3,987,071
Liabilities and Equity
Liabilities:
Notes payable	$1,748,358	1,942,440
Unsecured credit facilities	275,000	40,000
Accounts payable and other liabilities	104,819	101,862
Derivative instruments, at fair value	59	37
Acquired lease intangible liabilities, less accumulated accretion of $5,143 and $4,750 at March 31, 2012 and December 31, 2011, respectively	12,269	12,662
Tenants’ security and escrow deposits and prepaid rent	19,757	20,416
Total liabilities	2,160,262	2,117,417
Commitments and contingencies (note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 32,000,000 shares authorized; 13,000,000 and 11,000,000 Series 3-6 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, with liquidation preferences of $25 per share	325,000	275,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 89,929,528 and 89,921,858 shares issued at March 31, 2012 and December 31, 2011, respectively	899	899
Treasury stock at cost, 315,867 and 338,714 shares held at March 31, 2012 and December 31, 2011, respectively	(14,222)	(15,197)
Additional paid in capital	2,280,781	2,281,817
Accumulated other comprehensive loss	(69,083)	(71,429)
Distributions in excess of net income	(690,845)	(662,735)
Total stockholders’ equity	1,832,530	1,808,355
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2011	—	49,158
Exchangeable operating partnership units, aggregate redemption value of $7,880 and $6,665 at March 31, 2012 and December 31, 2011, respectively	(990)	(963)
Limited partners’ interests in consolidated partnerships	13,074	13,104
Total noncontrolling interests	12,084	61,299
Total equity	1,844,614	1,869,654
Total liabilities and equity	$4,004,876	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(in thousands, except per share data)
(unaudited)

	2012	2011
Revenues:
Minimum rent	$92,365	87,173
Percentage rent	1,160	907
Recoveries from tenants and other income	26,714	28,390
Management, transaction, and other fees	7,150	7,858
Total revenues	127,389	124,328
Operating expenses:
Depreciation and amortization	32,841	34,499
Operating and maintenance	18,594	18,984
General and administrative	16,122	16,953
Real estate taxes	15,289	14,357
Other expenses	1,589	(321)
Total operating expenses	84,435	84,472
Other expense (income):
Interest expense, net of interest income of $535 and $601 in 2012 and 2011, respectively	28,958	30,865
Gain on sale of real estate	(1,834)	—
Net investment income from deferred compensation plan, including $1,224 and $643 of unrealized gains	(1,528)	(745)
Total other expense (income)	25,596	30,120
Income before equity in income (loss) of investments in real estate partnerships	17,358	9,736
Equity in income (loss) of investments in real estate partnerships	2,966	(2,725)
Income from continuing operations	20,324	7,011
Discontinued operations, net:
Operating income	110	1,119
Gain on sale of operating properties, net	6,301	—
Income from discontinued operations	6,411	1,119
Net income	26,735	8,130
Noncontrolling interests:
Preferred units	629	(931)
Exchangeable operating partnership units	(54)	(13)
Limited partners’ interests in consolidated partnerships	(192)	(82)
Loss (income) attributable to noncontrolling interests	383	(1,026)
Net income attributable to controlling interests	27,118	7,104
Preferred stock dividends	(13,937)	(4,919)
Net income attributable to common stockholders	$13,181	2,185
Income per common share - basic:
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common stockholders	$0.14	0.02
Income per common share - diluted:
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common stockholders	$0.14	0.02

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Net income	$26,735	8,130
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(34)	—
Less reclassification adjustment for change in fair value of derivative instruments included in net income	3	—
Other comprehensive income	2,336	2,367
Comprehensive income	29,071	10,497
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) income attributable to noncontrolling interests	(383)	1,026
Other comprehensive (loss) income attributable to noncontrolling interests	(10)	5
Comprehensive (loss) income attributable to noncontrolling interests	(393)	1,031
Comprehensive income attributable to the Company	$29,464	9,466

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the three months ended March 31, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Net income	—	—	—	—	—	7,104	7,104	931	13	82	1,026	8,130
Other comprehensive income (loss)	—	—	—	—	2,362	—	2,362	—	5	—	5	2,367
Deferred compensation plan, net	—	—	(117)	93	—	—	(24)	—	—	—	—	(24)
Amortization of restricted stock issued	—	—	—	3,288	—	—	3,288	—	—	—	—	3,288
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,895)	—	—	(1,895)	—	—	—	—	(1,895)
Common stock issued for dividend reinvestment plan	—	—	—	287	—	—	287	—	—	—	—	287
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,289	2,289	2,289
Distributions to partners	—	—	—	—	—	—	—	—	—	(292)	(292)	(292)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(4,919)	(4,919)	(931)	—	—	(931)	(5,850)
Common stock/unit ($.4625 per share)	—	—	—	—	—	(37,517)	(37,517)	—	(82)	—	(82)	(37,599)
Balance at March 31, 2011	$275,000	899	(16,292)	2,256,674	(78,523)	(568,526)	1,869,232	49,158	(826)	12,908	61,240	1,930,472

Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	27,118	27,118	(629)	54	192	(383)	26,735
Other comprehensive income (loss)	—	—	—	—	2,346	—	2,346	—	5	(15)	(10)	2,336
Deferred compensation plan, net	—	—	975	(975)	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	2,863	—	—	2,863	—	—	—	—	2,863
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,623)	—	—	(1,623)	—	—	—	—	(1,623)
Common stock issued for dividend reinvestment plan	—	—	—	256	—	—	256	—	—	—	—	256
Redemption of preferred units	—	—	—	—	—	—	—	(48,125)	—	—	(48,125)	(48,125)
Issuance of preferred stock, net of issuance costs	250,000	—	—	(8,550)	—	—	241,450	—	—	—	—	241,450

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the three months ended March 31, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Redemption of preferred stock	(200,000)	—	—	6,993	—	(6,993)	(200,000)	—	—	—	—	(200,000)
Contributions from partners	—	—	—	—	—	—	—	—	—	42	42	42
Distributions to partners	—	—	—	—	—	—	—	—	—	(249)	(249)	(249)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(6,944)	(6,944)	(404)	—	—	(404)	(7,348)
Common stock/unit ($.4625 per share)	—	—	—	—	—	(41,291)	(41,291)	—	(86)	—	(86)	(41,377)
Balance at March 31, 2012	$325,000	899	(14,222)	2,280,781	(69,083)	(690,845)	1,832,530	—	(990)	13,074	12,084	1,844,614
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$26,735	8,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,929	35,190
Amortization of deferred loan cost and debt premium	3,265	3,057
Accretion of above and below market lease intangibles, net	(220)	(195)
Stock-based compensation, net of capitalization	2,447	2,501
Equity in (income) loss of investments in real estate partnerships	(2,966)	2,725
Net gain on sale of properties	(8,135)	—
Distribution of earnings from operations of investments in real estate partnerships	8,556	12,735
Gain on derivative instruments	(8)	—
Deferred compensation expense	1,477	1,293
Realized and unrealized gains on trading securities held in trust	(1,528)	(752)
Changes in assets and liabilities:
Restricted cash	(356)	(180)
Accounts receivable	(7,913)	7,880
Straight-line rent receivables, net	(1,650)	(1,574)
Deferred leasing costs	(2,467)	(3,272)
Other assets	2,164	(393)
Accounts payable and other liabilities	(8,526)	(17,924)
Tenants’ security and escrow deposits and prepaid rent	(598)	86
Net cash provided by operating activities	43,206	49,307
Cash flows from investing activities:
Development of real estate including acquisition of land	(32,352)	(13,135)
Proceeds from sale of real estate investments	28,907	1,303
Issuance of notes receivable	(684)	—
Investments in real estate partnerships	(14,380)	(4,742)
Distributions received from investments in real estate partnerships	—	9,988
Dividends on trading securities held in trust	29	51
Acquisition of trading securities held in trust	(8,392)	(6,479)
Proceeds from sale of trading securities held in trust	8,193	6,409
Net cash used in investing activities	(18,679)	(6,605)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	215,369
Net proceeds from issuance of preferred stock	241,450	—
Redemption of preferred stock	(200,000)	—
Proceeds from sale of treasury stock	339	615
Acquisition of treasury stock	(4)	—
Redemption of preferred partnership units	(48,125)	—
Distributions to limited partners in consolidated partnerships, net	(249)	(292)
Distributions to exchangeable operating partnership unit holders	(86)	(82)
Distributions to preferred unit holders	(404)	(931)
Dividends paid to common stockholders	(41,035)	(37,230)
Dividends paid to preferred stockholders	—	(4,919)
Repayment of fixed rate unsecured notes	(192,375)	(161,691)
Proceeds from unsecured credit facilities	235,000	175,000
Repayment of unsecured credit facilities	(150,000)	(185,000)
Proceeds from notes payable	150,000	829
Repayment of notes payable	—	(20)
Scheduled principal payments	(1,725)	(1,226)
Payment of loan costs	(1,600)	—
Net cash (used in) provided by financing activities	(8,814)	422
Net increase in cash and cash equivalents	15,713	43,124
Cash and cash equivalents at beginning of the year	11,402	16,889
Cash and cash equivalents at end of the period	$27,115	60,013

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012, and 2011
(in thousands)
(unaudited)

	2012		2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $371 and $589 in 2012 and 2011, respectively)	$25,854		30,992
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$6,944	6,364	—
Real estate acquired through elimination of note receivable	$12,585		—
Change in fair value of derivative instruments	$(31)		—
Common stock issued for dividend reinvestment plan	$256		287
Stock-based compensation capitalized	$478		257
Contributions from limited partners in consolidated partnerships, net	$42		2,289
Common stock issued for dividend reinvestment in trust	$140		161
Contribution of stock awards into trust	$381		639
Distribution of stock held in trust	$1,191		—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(in thousands, except unit data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,264,492	1,273,606
Buildings and improvements	2,608,756	2,604,229
Properties in development	250,342	224,077
	4,123,590	4,101,912
Less: accumulated depreciation	813,187	791,619
	3,310,403	3,310,293
Investments in real estate partnerships	395,933	386,882
Net real estate investments	3,706,336	3,697,175
Cash and cash equivalents	27,115	11,402
Restricted cash	6,406	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,124 and $3,442 at March 31, 2012 and December 31, 2011, respectively	42,338	37,733
Straight-line rent receivable, net of reserve of $1,871 and $2,075 at March 31, 2012 and December 31, 2011, respectively	49,625	48,132
Notes receivable	23,883	35,784
Deferred costs, less accumulated amortization of $71,385 and $71,265 at March 31, 2012 and December 31, 2011, respectively	71,094	70,204
Acquired lease intangible assets, less accumulated amortization of $16,705 and $15,588 at March 31, 2012 and December 31, 2011, respectively	25,937	27,054
Trading securities held in trust, at fair value	23,411	21,713
Other assets	28,731	31,824
Total assets	$4,004,876	3,987,071
Liabilities and Capital
Liabilities:
Notes payable	$1,748,358	1,942,440
Unsecured credit facilities	275,000	40,000
Accounts payable and other liabilities	104,819	101,862
Derivative instruments, at fair value	59	37
Acquired lease intangible liabilities, less accumulated accretion of $5,143 and $4,750 at March 31, 2012 and December 31, 2011, respectively	12,269	12,662
Tenants’ security and escrow deposits and prepaid rent	19,757	20,416
Total liabilities	2,160,262	2,117,417
Commitments and contingencies (note 10)
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2011	—	49,158
Preferred units of general partner, $0.01 par value per unit, 13,000,000 and 11,000,000 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively, liquidation preference of $25 per unit	325,000	275,000
General partner; 89,929,528 and 89,921,858 units outstanding at March 31, 2012 and December 31, 2011, respectively	1,576,613	1,604,784
Limited partners; 177,164 units outstanding at March 31, 2012 and December 31, 2011	(990)	(963)
Accumulated other comprehensive loss	(69,083)	(71,429)
Total partners’ capital	1,831,540	1,856,550
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	13,074	13,104
Total noncontrolling interests	13,074	13,104
Total capital	1,844,614	1,869,654
Total liabilities and capital	$4,004,876	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(in thousands, except per unit data)
(unaudited)

	2012	2011
Revenues:
Minimum rent	$92,365	87,173
Percentage rent	1,160	907
Recoveries from tenants and other income	26,714	28,390
Management, transaction, and other fees	7,150	7,858
Total revenues	127,389	124,328
Operating expenses:
Depreciation and amortization	32,841	34,499
Operating and maintenance	18,594	18,984
General and administrative	16,122	16,953
Real estate taxes	15,289	14,357
Other expenses	1,589	(321)
Total operating expenses	84,435	84,472
Other expense (income):
Interest expense, net of interest income of $535 and $601 in 2012 and 2011, respectively	28,958	30,865
Gain on sale of real estate	(1,834)	—
Net investment income from deferred compensation plan, including $1,224 and $643 of unrealized gains	(1,528)	(745)
Total other expense (income)	25,596	30,120
Income before equity in income (loss) of investments in real estate partnerships	17,358	9,736
Equity in income (loss) of investments in real estate partnerships	2,966	(2,725)
Income from continuing operations	20,324	7,011
Discontinued operations, net:
Operating income	110	1,119
Gain on sale of operating properties, net	6,301	—
Income from discontinued operations	6,411	1,119
Net income	26,735	8,130
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(192)	(82)
Income attributable to noncontrolling interests	(192)	(82)
Net income attributable to controlling interests	26,543	8,048
Preferred unit distributions	(13,308)	(5,850)
Net income attributable to common unit holders	$13,235	2,198
Income per common unit - basic:
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common unit holders	$0.14	0.02
Income per common unit - diluted:
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common unit holders	$0.14	0.02

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Net income	$26,735	8,130
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(34)	—
Less reclassification adjustment for change in fair value of derivative instruments included in net income	3	—
Other comprehensive income	2,336	2,367
Comprehensive income	29,071	10,497
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	192	82
Other comprehensive loss attributable to noncontrolling interests	(15)	—
Comprehensive income attributable to noncontrolling interests	177	82
Comprehensive income attributable to the Partnership	$28,894	10,415

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Changes in Capital For the three months ended March 31, 2012, and 2011 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Net income	931	7,104	13	—	8,048	82	8,130
Other comprehensive income (loss)	—	—	5	2,362	2,367	—	2,367
Deferred compensation plan, net	—	(24)	—	—	(24)	—	(24)
Contributions from partners	—	—	—	—	—	2,289	2,289
Distributions to partners	—	(37,517)	(82)	—	(37,599)	(292)	(37,891)
Preferred unit distributions	(931)	(4,919)	—	—	(5,850)	—	(5,850)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	3,288	—	—	3,288	—	3,288
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	213,761	—	—	213,761	—	213,761
Balance at March 31, 2011	$49,158	1,947,755	(826)	(78,523)	1,917,564	12,908	1,930,472

Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	27,118	54	—	26,543	192	26,735
Other comprehensive income (loss)	—	—	5	2,346	2,351	(15)	2,336
Contributions from partners	—	—	—	—	—	42	42
Distributions to partners	—	(41,291)	(86)	—	(41,377)	(249)	(41,626)
Redemption of preferred units	(48,125)	(200,000)	—	—	(248,125)	—	(248,125)
Preferred unit distributions	(404)	(6,944)	—	—	(7,348)	—	(7,348)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	2,863	—	—	2,863	—	2,863
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	241,450	—	—	241,450	—	241,450
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(1,367)	—	—	(1,367)	—	(1,367)
Balance at March 31, 2012	$—	1,901,613	(990)	(69,083)	1,831,540	13,074	1,844,614

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$26,735	8,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,929	35,190
Amortization of deferred loan cost and debt premium	3,265	3,057
Accretion of above and below market lease intangibles, net	(220)	(195)
Stock-based compensation, net of capitalization	2,447	2,501
Equity in (income) loss of investments in real estate partnerships	(2,966)	2,725
Net gain on sale of properties	(8,135)	—
Distribution of earnings from operations of investments in real estate partnerships	8,556	12,735
Gain on derivative instruments	(8)	—
Deferred compensation expense	1,477	1,293
Realized and unrealized gains on trading securities held in trust	(1,528)	(752)
Changes in assets and liabilities:
Restricted cash	(356)	(180)
Accounts receivable	(7,913)	7,880
Straight-line rent receivables, net	(1,650)	(1,574)
Deferred leasing costs	(2,467)	(3,272)
Other assets	2,164	(393)
Accounts payable and other liabilities	(8,526)	(17,924)
Tenants’ security and escrow deposits and prepaid rent	(598)	86
Net cash provided by operating activities	43,206	49,307
Cash flows from investing activities:
Development of real estate including acquisition of land	(32,352)	(13,135)
Proceeds from sale of real estate investments	28,907	1,303
Issuance of notes receivable	(684)	—
Investments in real estate partnerships	(14,380)	(4,742)
Distributions received from investments in real estate partnerships	—	9,988
Dividends on trading securities held in trust	29	51
Acquisition of trading securities held in trust	(8,392)	(6,479)
Proceeds from sale of trading securities held in trust	8,193	6,409
Net cash used in investing activities	(18,679)	(6,605)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	215,369
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	241,450	—
Proceeds from sale of treasury stock	339	615
Acquisition of treasury stock	(4)	—
Redemption of preferred partnership units	(248,125)	—
Distributions to limited partners in consolidated partnerships, net	(249)	(292)
Distributions to partners	(41,121)	(37,312)
Distributions to preferred unit holders	(404)	(5,850)
Repayment of fixed rate unsecured notes	(192,375)	(161,691)
Proceeds from line of credit	235,000	175,000
Repayment of line of credit	(150,000)	(185,000)
Proceeds from notes payable	150,000	829
Repayment of notes payable	—	(20)
Scheduled principal payments	(1,725)	(1,226)
Payment of loan costs	(1,600)	—
Net cash (used in) provided by financing activities	(8,814)	422
Net increase in cash and cash equivalents	15,713	43,124
Cash and cash equivalents at beginning of the year	11,402	16,889
Cash and cash equivalents at end of the period	$27,115	60,013

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $371 and $589 in 2012 and 2011, respectively)	$25,854	30,992
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	6,944	—
Real estate acquired through elimination of note receivable	$12,585	—
Change in fair value of derivative instruments	$(31)	—
Common stock issued by Parent Company for dividend reinvestment plan	$256	287
Stock-based compensation capitalized	$478	257
Contributions from limited partners in consolidated partnerships, net	$42	2,289
Common stock issued for dividend reinvestment in trust	$140	161
Contribution of stock awards into trust	$381	639
Distribution of stock held in trust	$1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

1.	Organization and Principles of Consolidation

General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At March 31, 2012, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 217 retail shopping centers and held partial interests in an additional 148 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are considered to be of a normal recurring nature.
Reclassifications
Certain 2011 amounts have been reclassified to conform to current period presentation.
Recently Adopted Accounting Pronouncements
On January 1, 2012, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S.GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is applied prospectively. The adoption by the Company resulted in expanded disclosures over fair value measurements, included in Note 6.
On January 1, 2012, the Company adopted FASB ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption by the Company resulted in a new Statement of Comprehensive Income, immediately following the Statements of Operations.

2.	Real Estate Investments

The following table provides a summary of shopping centers acquired during the three months ended March 31, 2012, including those acquired through our co-investment partnerships (in thousands):

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/17/2012	Lake Grove Commons	Lake Grove, NY	GRI - Regency, LLC (GRIR)	40.00%	$72,500	31,813	5,397	4,342

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

3.    Discontinued Operations

During the three months ended March 31, 2012, the Company sold 100% of its ownership interest in two operating properties and received net proceeds of $21.6 million. During the three months ended March 31, 2011, the Company did not sell any operating or development properties. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $316,000 for the three months ended March 31, 2012. If the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, also a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code, the Company allocates interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. During the three months ended March 31, 2012, approximately $62,000 of income tax benefit was allocated to income from discontinued operations.

4.    Income Taxes

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Income tax expense (benefit) from:
Continuing operations	$231	(1,815)
Discontinued operations	(62)	—
Total income tax expense (benefit)	$169	(1,815)

5.    Notes Payable and Unsecured Credit Facilities
On January 15, 2012 the Company repaid the maturing balance of $192.4 million of 6.75% ten-year unsecured notes.
The Company’s outstanding debt at March 31, 2012 and December 31, 2011 consists of the following (in thousands):

	2012	2011
Notes payable:
Fixed rate mortgage loans	$438,120	439,880
Variable rate mortgage loans	12,614	12,665
Fixed rate unsecured loans	1,297,624	1,489,895
Total notes payable	1,748,358	1,942,440
Unsecured credit facilities	275,000	40,000
Total	$2,023,358	1,982,440

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

As of March 31, 2012, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2012	$5,306	—	—	5,306
2013	6,995	16,332	—	23,327
2014	6,481	28,483	150,000	184,964
2015	5,170	46,313	475,000	526,483
2016	4,857	14,161	150,000	169,018
Beyond 5 Years	24,490	288,047	800,000	1,112,537
Unamortized debt (discounts) premiums, net	—	4,099	(2,376)	1,723
Total	$53,299	397,435	1,572,624	2,023,358
(1) Includes unsecured public debt and unsecured credit facilities balances outstanding as of March 31, 2012.

The Company believes it was in compliance at March 31, 2012 with the customary financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

6.    Fair Value Measurements

(a) Fair Value of Financial Instruments

The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated as the present value of future contractual cash flows discounted at an interest rate available for notes of the same terms and remaining maturities adjusted for customer specific credit risk, which, based on the Company's estimates, range from 7.33% to 8.19% at March 31, 2012. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $23.4 million and $35.3 million at March 31, 2012 and December 31, 2011, respectively.
Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. The fair value of the trading securities held in trust was $23.4 million and $21.7 million at March 31, 2012 and December 31, 2011, respectively. Changes in the value of trading securities are recorded within net investment income from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Notes Payable
The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and remaining maturities, which, based on the Company's estimates, range from 3.5% to 4.9% at March 31, 2012. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $1.9 billion and $2.1 billion at March 31, 2012 and December 31, 2011, respectively.
Unsecured Credit Facilities
The fair value of the Company's credit facilities is estimated based on the interest rates currently offered to the Company by the Company's bankers, which is estimated to be 4.1% at March 31, 2012. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of the credit facilities approximates carrying value at March 31, 2012 and December 31, 2011.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. Changes in these credit valuation adjustments are not expected to result in a significant change in the valuation of the Company's derivatives.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

(b) Fair Value Measurements
The Company's valuation policies and procedures are determined by its Finance Group, which reports to the Chief Financial Officer, and the results of significant fair value measurements are discussed with the Audit Committee of the Board of Directors on a quarterly basis. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. Internally developed fair value measurements, including the unobservable inputs, are evaluated for reasonableness based on current transactions and experience in the real estate and capital markets.
The following are fair value measurements recorded on a recurring basis as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value Measurements as of March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,411	23,411	—	—
Total	$23,411	23,411	—	—

Liabilities:
Interest rate derivatives	$(59)		(60)	1

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	21,713	21,713	—	—
Total	$21,713	21,713	—	—

Liabilities:
Interest rate derivatives	$(37)	—	(38)	1

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2012.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

7.    Equity and Capital

Preferred Stock of the Parent Company
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $241.5 million, net of issuance costs, which were subsequently contributed to the operating partnership for preferred unit interests.
On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of Series 3 and Series 4 Cumulative Redeemable Preferred stock, resulting in a reduction to net income available to common stockholders through a non-cash charge of $7.0 million related to original issuance costs, which is included within the following financial statement line items:

Financial Statement Line Item
Parent Company
Consolidated Statements of Operations	Preferred stock dividends
Consolidated Statements of Changes in Equity	Redemption of preferred stock

Operating Partnership
Consolidated Statements of Operations	Preferred unit distributions
Consolidated Statements of Changes in Capital	Preferred units issued as a result of preferred stock issued by Parent Company, net of redemptions and issuance costs
Preferred Units of the Operating Partnership
On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $1.0 million, related to the discount offset by the original issuance costs, and is included in preferred unit loss attributable to noncontrolling interests in the parent company's consolidated statements of operations and in preferred unit distributions in the operating partnership's consolidated statement of operations.
The Series 3 and 4 preferred unit interests owned by the Parent Company, as general partner, were redeemed in conjunction with the Parent Company's redemption of its Series 3 and Series 4 Cumulative Redeemable Preferred stock, discussed above. Series 6 preferred unit interests were issued to the Parent Company in relation to the Parent Company's issuance of 6.625% Series 6 Cumulative Redeemable Preferred Stock, as discussed above.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2012 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2011	$(71,438)	9	(71,429)
Current period other comprehensive income (loss)	2,362	(16)	2,346
Ending balance at March 31, 2012	$(69,076)	(7)	(69,083)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

8.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $22.8 million and $21.1 million at March 31, 2012 and December 31, 2011, respectively.

9.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively (in thousands except per share data):

	Year to Date
	2012	2011
Numerator:
Income from continuing operations	$20,324	7,011
Discontinued operations	6,411	1,119
Net income	26,735	8,130
Less: Preferred stock dividends	13,937	4,919
Less: Noncontrolling interests	(383)	1,026
Net income attributable to common stockholders	13,181	2,185
Less: Dividends paid on unvested restricted stock	231	240
Net income attributable to common stockholders - basic	12,950	1,945
Add: Dividends paid on Treasury Method restricted stock	14	15
Net income for common stockholders - diluted	$12,964	1,960
Denominator:
Weighted average common shares outstanding for basic EPS	89,497	83,099
Incremental shares under Forward Equity Offering	—	1,695
Weighted average common shares outstanding for diluted EPS	89,497	84,794
Income per common share – basic
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common stockholders	$0.14	0.02
Income per common share – diluted
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common stockholders	$0.14	0.02

Income (Loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the three months ended March 31, 2012 and 2011 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended March 31, 2012 and 2011, respectively (in thousands except per unit data):

	2012	2011
Numerator:
Income from continuing operations	$20,324	7,011
Discontinued operations	6,411	1,119
Net income	26,735	8,130
Less: Preferred unit distributions	13,308	5,850
Less: Noncontrolling interests	192	82
Net income attributable to common unit holders	13,235	2,198
Less: Dividends paid on unvested restricted units	231	240
Net income attributable to common unit holders - basic	13,004	1,958
Add: Dividends paid on Treasury Method restricted units	14	15
Net income for common unit holders - diluted	$13,018	1,973
Denominator:
Weighted average common units outstanding for basic EPU	89,674	83,630
Incremental units under Forward Equity Offering	—	1,695
Weighted average common units outstanding for diluted EPU	89,674	85,325
Income per common unit – basic
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common unit holders	$0.14	0.02
Income per common unit – diluted
Continuing operations	$0.07	0.01
Discontinued operations	0.07	0.01
Net income attributable to common unit holders	$0.14	0.02

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2012

10.    Commitments and Contingencies
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
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $60.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2012 and December 31, 2011, the Company had $22.4 million and $17.4 million letters of credit outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which Regency Centers Corporation (the “Parent Company”) and Regency Centers, L.P. (the “Operating Partnership”), collectively “Regency” or the "Company”, operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.
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

At March 31, 2012, we directly owned 217 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.9 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 148 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 18.5 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Increasing occupancy in our shopping centers to pre-recessionary levels of approximately 95% and achieving positive rental rate growth are key objectives of our strategic plan. At March 31, 2012, the consolidated operating shopping centers were 93.4% leased, as compared to 90.9% at March 31, 2011.
We closely monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We also evaluate consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may affect our tenants.
We continue to monitor tenants who have co-tenancy clauses in their lease agreements. These tenants are typically located in larger format community shopping centers that contain multiple anchor tenants whose leases contain these types of clauses. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.  In markets where we have centers that contain leases with these types of clauses and economic weakness persists, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our unique combination of development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to four years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including new debt, equity and through capital recycling. Capital recycling involves identifying non-strategic assets from our real estate portfolio, selling those in the open market, and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns.
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

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

	March 31, 2012	December 31, 2011
Number of Properties	217	217
Properties in Development	9	7
Gross Leasable Area	23,897,060	23,750,107
% Leased – Operating and Development	92.2%	92.2%
% Leased – Operating	93.4%	93.1%

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

	March 31, 2012	December 31, 2011
Number of Properties	148	147
Properties in Development	—	—
Gross Leasable Area	18,538,370	18,398,810
% Leased – Operating and Development	94.7%	94.8%
% Leased – Operating	94.7%	94.8%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.
The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying our shopping centers at March 31, 2012:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	50	6.8%	4.1%
Publix	56	6.8%	4.4%
Safeway	56	5.5%	3.6%
Supervalu	28	2.8%	2.2%

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

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is that of the Company as well as our pro-rata share of the co-investment partnerships. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2012, and 2011 (in thousands):

	2012	2011	Change
Net cash provided by operating activities	$43,206	49,307	(6,101)
Net cash used in investing activities	(18,679)	(6,605)	(12,074)
Net cash (used in) provided by financing activities	(8,814)	422	(9,236)
Net increase in cash and cash equivalents	$15,713	43,124	(27,411)
Net cash provided by operating activities decreased by $6.1 million due to timing of cash receipts and payments.
Net cash used in investing activities increased by $12.1 million. The increase was primarily attributable to our contribution of $14.4 million to an investment partnership for our ownership interest in Lake Grove Commons, a shopping center acquired during the three months ended March 31, 2012. During the three months ended March 31, 2011, we received $10.0 million of distributions from our co-investment partnerships.
Net cash used in financing activities increased by $9.2 million. The increase was primarily attributable to proceeds of $215.4 million from the issuance of common stock during the three months ended March 31, 2011, which was used to repay unsecured notes of $161.7 million that matured in January 2011. During 2012, our issuances were used to fund redemptions of equity instruments. Additionally, during 2012, we borrowed $235.0 million on our unsecured credit facilities to repay $192.4 million of our fixed rate unsecured notes that matured in January 2012.
On March 31, 2012 our cash balance was $27.1 million. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders.
The following table summarizes these amounts for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Cash flow from operations	$43,206	49,307
Total	$43,206	49,307

Scheduled principal payments	$1,725	1,226
Capital expenditures to maintain shopping centers	3,184	1,267
Dividend distributions to share and unit holders	41,525	43,162
Total	$46,434	45,655
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable on May 30, 2012. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2012, 78.5% of our real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (“the Line”). Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures, is 45.4% at March 31, 2012, an increase from our ratio at December 31, 2011 of 45.0%. Our coverage ratio, including our pro-rata share of our partnerships, was 2.4 times for the three months ended March 31, 2012 as compared to 2.3 times for the year ended December 31, 2011. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
Commitments available to us under the Line totaled $600.0 million, matures in September 2015, and had an outstanding balance of $125.0 million at March 31, 2012. Additionally, our $250.0 million Term Loan, which matures in December 2016, had an outstanding balance of $150.0 million as of March 31, 2012.
In January 2012, we borrowed $150.0 million on the Term Loan and, in combination with proceeds drawn on the Line, repaid $192.4 million unsecured debt which matured on January 15, 2012. During the remainder of 2012, we estimate that we will require approximately $102.1 million, including $73.5 million for in-process development costs and $28.6 million for capital contributions to our co-investment partnerships for repayment of debt. To meet these cash requirements, we plan to use funds from our existing Line and Term Loan, and when the capital markets are favorable, by issuing long term fixed rate debt and common equity.

During 2012, we acquired one shopping center for $29.0 million, including our pro rata share of acquisitions completed by our co-investment partnerships. Although we may fund acquisitions from various capital sources, a primary source of funds would come from capital recycling by selling shopping centers that no longer meet our investment criteria. During 2012, we sold two shopping centers for $23.1 million, including our pro rata share of sales completed by our co-investment partnerships. Relying on property sales as a substantial capital source to fund our acquisition program is subject to numerous risks including the inherent difficulties in selling properties in the current market, or selling properties at higher initial returns than planned, thereby limiting our ability to source the necessary funds to acquire dominate infill shopping centers consistent with our capital recycling strategy. Capital recycling may also be dilutive to our earnings given that dominate infill shopping centers that we would target for acquisition may have lower initial returns than many of the properties that we would target for sale.
At March 31, 2012, we had nine development properties that were either under construction or in lease up, which when completed, will represent a net investment of $217.7 million after projected sales of adjacent land and out-parcels. This compares to seven development properties at December 31, 2011, representing an investment of $161.3 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.6% when completed and fully leased. Costs necessary to complete in-process development projects, net of reimbursements and projected land sales, are estimated to be $92.7 million.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders. On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at a 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $1.0 million.  On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share, resulting in net proceeds to the Company of approximately $241.5 million, which was used to fund the redemption of the Series D Preferred Units and the Series 3 and Series 4 Preferred Stock. On March 31, 2012, the Company redeemed all issued and outstanding shares of the Parent Company's Series 3 and Series 4 Cumulative Redeemable Preferred Stock, resulting in a reduction to net income available to common stockholders through a non-cash charge of $7.0 million related to original issuance costs.
At March 31, 2012, our joint ventures had $255.6 million of scheduled secured mortgage loans and credit lines maturing in 2012. These maturities will be repaid from proceeds from new mortgage loan financings of $133.6 million and $122.0 million of partner capital contributions of which Regency's pro rata share is $44.6 million. During April 2012, the co-investment partnerships repaid $120.7 million of debt through new mortgage loan financings.
We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 100% of the total debt of the co-

investment partnerships including lines of credit as of March 31, 2012. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by DIK, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse.

Investments in Real Estate Partnerships

At March 31, 2012, we had investments in real estate partnerships of $395.9 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at March 31, 2012 and December 31, 2011 (dollars in thousands):

	2012	2011
Number of Co-investment Partnerships	16	16
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	148	147
Combined Assets	$3,555,340	3,501,775
Combined Liabilities	$2,024,979	1,992,213
Combined Equity	$1,530,361	1,509,562
Regency’s Share of (1)(2):
Assets	$1,182,752	1,160,954
Liabilities	$662,000	648,533
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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $7.0 million and $7.9 million for the three months ended March 31, 2012 and 2011, respectively.
Our investments in real estate partnerships as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	Ownership	2012	2011
GRI - Regency, LLC (GRIR)	40.00%	$272,379	262,018
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	157	195
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	20,410	20,335
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,459	9,686
Cameron Village, LLC (Cameron)	30.00%	17,064	17,110
RegCal, LLC (RegCal)	25.00%	18,041	18,128
Regency Retail Partners, LP (the Fund)	20.00%	16,207	16,430
US Regency Retail I, LLC (USAA)	20.01%	2,835	3,093
Other investments in real estate partnerships	50.00%	39,381	39,887
Total		$395,933	386,882

Notes Payable - Investments in Real Estate Partnerships
At March 31, 2012, our investments in real estate partnerships had notes payable of $1.9 billion maturing through 2028, of which 98.9% had weighted average fixed interest rates of 5.6%, and the remaining notes payable had a variable interest rate based on LIBOR plus 290 basis points. These loans are all non-recourse and our pro-rata share was $622.4 million.
As of March 31, 2012, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2012	$11,978	234,838	20,798	267,614	101,356
2013	18,293	24,373	—	42,666	15,557
2014	19,122	77,369	—	96,491	28,829
2015	19,247	130,796	—	150,043	48,517
2016	16,406	329,757	—	346,163	104,503
Beyond 5 Years	81,017	918,476	—	999,493	323,748
Unamortized debt premiums, net	—	1,758	—	1,758	(63)
Total	$166,063	1,717,367	20,798	1,904,228	622,447
Maturities through 2012 are expected to be repaid primarily through new mortgage loan financings or refinancings, as well as partner capital contributions of $122.0 million, of which Regency's pro rata share is $44.6 million. During April 2012, the co-investment partnerships repaid $120.7 million of debt through new mortgage loan financings.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations
Comparison of the three months ended March 31, 2012 to 2011:
Our revenues increased by $3.1 million or 2.5% to $127.4 million in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$92,365	87,173	5,192
Percentage rent	1,160	907	253
Recoveries from tenants and other income	26,714	28,390	(1,676)
Management, transaction, and other fees	7,150	7,858	(708)
Total revenues	$127,389	124,328	3,061

Overall, minimum rent increased due to increased occupancy levels at our consolidated operating centers from 90.9% leased at March 31, 2011 to 93.4% leased at March 31, 2012. Minimum rent also increased $2.8 million due to increase in GLA from the acquisition of three operating properties since March 31, 2011 and the four properties received through the DESCO DIK in May 2011. Recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income, which for the three months ended March 31, 2011 included one time termination fees of $2.6 million.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$1,636	1,726	(90)
Property management fees	3,543	3,963	(420)
Leasing commissions and other fees	1,971	2,169	(198)
	$7,150	7,858	(708)

Our operating expenses in the three months ended March 31, 2012 were consistent as compared to the three months ended March 31, 2011. The following table summarizes our operating expenses (in thousands):

	2012	2011	Change
Depreciation and amortization	$32,841	34,499	(1,658)
Operating and maintenance	18,594	18,984	(390)
General and administrative	16,122	16,953	(831)
Real estate taxes	15,289	14,357	932
Other expenses	1,589	(321)	1,910
Total operating expenses	$84,435	84,472	(37)

Depreciation and amortization expense decreased $1.6 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to a decrease in tenant move-outs which resulted in an increase in depreciation and amortization expense of tenant specific assets at the time of early move-out. A majority of the operating, maintenance, and real estate tax cost increases are recoverable from our tenants and are included in our revenues. Operating and maintenance expense decreased primarily due to the mild winter during 2012 as compared to 2011. General and administrative expenses decreased primarily due to $2.6 million of development overhead capitalization recorded during the three months ended March 31, 2012, as compared to approximately $900,000 during the three months ended March 31, 2011, offset by changes in incentive compensation. The increase in other expenses is due to income tax benefit of $1.8 million recognized during the three months ended March 31, 2011.
The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$26,333	29,232	(2,899)
Interest on unsecured credit facilities	1,161	456	705
Capitalized interest	(371)	(589)	218
Hedge interest	2,370	2,367	3
Interest income	(535)	(601)	66
	$28,958	30,865	(1,907)
Interest on notes payable decreased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our $250 million Term Loan at lower interest rates.
During the the three months ended March 31, 2012, we sold two out-parcels and received net proceeds of $7.3 million and recognized a gain of $1.8 million, whereas during the three months ended March 31, 2011, we sold two out-parcels and received net proceeds of $1.3 million and recognized no gain.

Our equity in income (loss) of investments in real estate partnerships changed by approximately $5.7 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$1,622	1,177	445
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(24)	(55)	31
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	(275)	275
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	387	282	105
Columbia Regency Partners II, LLC (Columbia II)	20.00%	42	77	(35)
Cameron Village, LLC (Cameron)	30.00%	207	137	70
RegCal, LLC (RegCal)	25.00%	90	63	27
Regency Retail Partners, LP (the Fund)	20.00%	136	38	98
US Regency Retail I, LLC (USAA)	20.01%	36	(16)	52
Other investments in real estate partnerships	50.00%	470	(4,153)	4,623
Total		$2,966	(2,725)	5,691
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income (loss) in investments in real estate partnerships in 2012, as compared to 2011, is primarily related to an impairment recognized on one investment in real estate partnership during the three months ended March 31, 2011.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Income from discontinued operations was $6.4 million for the three months ended March 31, 2012 and includes $6.3 million in gains, net of taxes, from the sale of two operating properties for net proceeds of $21.6 million and the operations, including impairment, of the shopping centers sold. Income from discontinued operations was $1.1 million for the three months ended March 31, 2011.
Preferred stock dividends increased $9.0 million during the three months ended March 31, 2012, from $4.9 million during the three months ended March 31, 2011. The increase is attributable to the $7.0 million non-cash charge for stock issuance costs recognized upon redemption of the Series 3 and 4 Preferred Stock on March 31, 2012 as well as the additional $2.0 million of dividends declared on the Series 6 Preferred Stock issued in February 2012.
Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended March 31, 2012 was $13.2 million, an increase of $11.0 million as compared to net income of $2.2 million for the three months ended March 31, 2011. The higher net income was primarily related to the increase in revenue, the decrease in interest expense, increases in gains on sale of real estate, and the increase in equity in income of investments in real estate partnerships, from 2011 to 2012, as discussed above. Our diluted net income per share was $0.14 for the three months ended March 31, 2012 as compared to diluted net income per share of $0.02 for the three months ended March 31, 2011.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended March 31, 2012 was $13.2 million, an increase of $11.0 million as compared to net income of $2.2 million for the three months ended March 31, 2011 for the same reasons stated above. Our diluted net income per unit was $0.14 for the three months ended March 31, 2012 as compared to net income per unit of $0.02 for the three months ended March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)
Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)
Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended March 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2012	—	—	—	—
February 1 through February 29, 2012	40,185	42.50	—	—
March 1 through March 31, 2012	—	—	—	—
(1) Represents shares delivered in payment of withholding taxes in connection with options exercised and restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5. Other Information
None.

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
Ex #    Description
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
101.INS**+    XBRL Instance Document
101.SCH**+    XBRL Taxonomy Extension Schema Document
101.CAL**+    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**+    XBRL Taxonomy Definition Linkbase Document
101.LAB**+    XBRL Taxonomy Extension Label Linkbase Document
101.PRE**+    XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

*	Furnished, not filed.

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

May 8, 2012	REGENCY CENTERS CORPORATION
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 8, 2012	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)