Form 10-Q
period 2012-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2012-08-09
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 89,940,026 as of July 31, 2012.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2012, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 5 and 6 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(in thousands, except share data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,276,966	1,273,606
Buildings and improvements	2,614,724	2,604,229
Properties in development	249,509	224,077
	4,141,199	4,101,912
Less: accumulated depreciation	834,681	791,619
	3,306,518	3,310,293
Investments in real estate partnerships	424,726	386,882
Net real estate investments	3,731,244	3,697,175
Cash and cash equivalents	23,030	11,402
Restricted cash	6,075	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,322 and $3,442 at June 30, 2012 and December 31, 2011, respectively	37,681	37,733
Straight-line rent receivable, net of reserve of $1,648 and $2,075 at June 30, 2012 and December 31, 2011, respectively	50,934	48,132
Notes receivable	23,865	35,784
Deferred costs, less accumulated amortization of $73,609 and $71,265 at June 30, 2012 and December 31, 2011, respectively	71,597	70,204
Acquired lease intangible assets, less accumulated amortization of $17,339 and $15,588 at June 30, 2012 and December 31, 2011, respectively	26,835	27,054
Trading securities held in trust, at fair value	22,455	21,713
Other assets	32,150	31,824
Total assets	$4,025,866	3,987,071
Liabilities and Equity
Liabilities:
Notes payable	$1,758,299	1,942,440
Unsecured credit facilities	305,000	40,000
Accounts payable and other liabilities	111,995	101,862
Derivative instruments, at fair value	73	37
Acquired lease intangible liabilities, less accumulated accretion of $5,452 and $4,750 at June 30, 2012 and December 31, 2011, respectively	11,971	12,662
Tenants’ security and escrow deposits and prepaid rent	20,929	20,416
Total liabilities	2,208,267	2,117,417
Commitments and contingencies (note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 and 11,000,000 Series 3-6 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively, with liquidation preferences of $25 per share	325,000	275,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 89,938,760 and 89,921,858 shares issued at June 30, 2012 and December 31, 2011, respectively	899	899
Treasury stock at cost, 328,330 and 338,714 shares held at June 30, 2012 and December 31, 2011, respectively	(14,792)	(15,197)
Additional paid in capital	2,284,464	2,281,817
Accumulated other comprehensive loss	(66,731)	(71,429)
Distributions in excess of net income	(726,444)	(662,735)
Total stockholders’ equity	1,802,396	1,808,355
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2011	—	49,158
Exchangeable operating partnership units, aggregate redemption value of $8,428 and $6,665 at June 30, 2012 and December 31, 2011, respectively	(1,041)	(963)
Limited partners’ interests in consolidated partnerships	16,244	13,104
Total noncontrolling interests	15,203	61,299
Total equity	1,817,599	1,869,654
Total liabilities and equity	$4,025,866	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$92,725	87,000	$184,602	173,728
Percentage rent	398	151	1,558	1,058
Recoveries from tenants and other income	30,175	25,299	56,742	53,493
Management, transaction, and other fees	6,469	12,193	13,618	20,053
Total revenues	129,767	124,643	256,520	248,332
Operating expenses:
Depreciation and amortization	33,045	31,219	65,710	65,550
Operating and maintenance	17,806	17,232	36,327	36,141
General and administrative	14,020	15,177	30,142	32,130
Real estate taxes	14,143	13,712	29,322	27,956
Other expenses	269	2,255	1,858	1,936
Total operating expenses	79,283	79,595	163,359	163,713
Other expense (income):
Interest expense, net of interest income of $377 and $587, and $913 and $1,188 for the three and six months ended June 30, 2012 and 2011, respectively	28,377	30,563	57,335	61,428
Loss (gain) on sale of real estate	21	—	(1,814)	—
Provision for impairment	23,508	—	23,508	—
Net investment income (loss) from deferred compensation plan, including unrealized (loss) gains of ($499) and $88, and $725 and $731 for the three and six months ended June 30, 2012 and 2011, respectively	444	(143)	(1,084)	(888)
Total other expense (income)	52,350	30,420	77,945	60,540
(Loss) income before equity in income (loss) of investments in real estate partnerships	(1,866)	14,628	15,216	24,079
Equity in income (loss) of investments in real estate partnerships	10,804	2,688	13,770	(37)
Income from continuing operations	8,938	17,316	28,986	24,042
Discontinued operations, net:
Operating income	106	1,621	492	3,025
Gain on sale of operating properties, net	2,304	—	8,605	—
Income from discontinued operations	2,410	1,621	9,097	3,025
Net income	11,348	18,937	38,083	27,067
Noncontrolling interests:
Preferred units	—	(931)	629	(1,862)
Exchangeable operating partnership units	(23)	(37)	(77)	(50)
Limited partners’ interests in consolidated partnerships	(232)	(189)	(424)	(271)
(Income) loss attributable to noncontrolling interests	(255)	(1,157)	128	(2,183)
Net income attributable to controlling interests	11,093	17,780	38,211	24,884
Preferred stock dividends	(5,396)	(4,919)	(19,333)	(9,838)
Net income attributable to common stockholders	$5,697	12,861	$18,878	15,046
Income per common share - basic:
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common stockholders	$0.06	0.14	$0.21	0.17
Income per common share - diluted:
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common stockholders	$0.06	0.14	$0.21	0.17

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$11,348	18,937	38,083	27,067
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	4,733	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(26)	—	(60)	—
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	7	—	9	—
Other comprehensive income	2,347	2,366	4,682	4,733
Comprehensive income	13,695	21,303	42,765	31,800
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	255	1,157	(128)	2,183
Other comprehensive (loss) income attributable to noncontrolling interests	(6)	5	(16)	10
Comprehensive income (loss) attributable to noncontrolling interests	249	1,162	(144)	2,193
Comprehensive income attributable to the Company	$13,446	20,141	42,909	29,607

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the six months ended June 30, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Net income	—	—	—	—	—	24,884	24,884	1,862	50	271	2,183	27,067
Other comprehensive income (loss)	—	—	—	—	4,723	—	4,723	—	10	—	10	4,733
Deferred compensation plan, net	—	—	1,190	715	—	—	1,905	—	—	—	—	1,905
Amortization of restricted stock issued	—	—	—	5,391	—	—	5,391	—	—	—	—	5,391
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,824)	—	—	(1,824)	—	—	—	—	(1,824)
Common stock issued for dividend reinvestment plan	—	—	—	562	—	—	562	—	—	—	—	562
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,509	2,509	2,509
Distributions to partners	—	—	—	—	—	—	—	—	—	(810)	(810)	(810)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(9,838)	(9,838)	(1,862)	—	—	(1,862)	(11,700)
Common stock/unit ($.925 per share)	—	—	—	—	—	(78,750)	(78,750)	—	(160)	—	(160)	(78,910)
Balance at June 30, 2011	$275,000	899	(14,985)	2,259,745	(76,162)	(596,898)	1,847,599	49,158	(862)	12,799	61,095	1,908,694

Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	38,211	38,211	(629)	77	424	(128)	38,083
Other comprehensive income (loss)	—	—	—	—	4,698	—	4,698	—	9	(25)	(16)	4,682
Deferred compensation plan, net	—	—	405	(405)	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	5,726	—	—	5,726	—	—	—	—	5,726
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,548)	—	—	(1,548)	—	—	—	—	(1,548)
Common stock issued for dividend reinvestment plan	—	—	—	495	—	—	495	—	—	—	—	495
Redemption of preferred units	—	—	—	—	—	—	—	(48,125)	—	—	(48,125)	(48,125)

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the six months ended June 30, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Issuance of preferred stock, net of issuance costs	250,000	—	—	(8,614)	—	—	241,386	—	—	—	—	241,386
Redemption of preferred stock	(200,000)	—	—	6,993	—	(6,993)	(200,000)	—	—	—	—	(200,000)
Contributions from partners	—	—	—	—	—	—	—	—	—	3,317	3,317	3,317
Distributions to partners	—	—	—	—	—	—	—	—	—	(576)	(576)	(576)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(12,340)	(12,340)	(404)	—	—	(404)	(12,744)
Common stock/unit ($.925 per share)	—	—	—	—	—	(82,587)	(82,587)	—	(164)	—	(164)	(82,751)
Balance at June 30, 2012	$325,000	899	(14,792)	2,284,464	(66,731)	(726,444)	1,802,396	—	(1,041)	16,244	15,203	1,817,599
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$38,083	27,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,062	67,247
Amortization of deferred loan cost and debt premium	6,461	6,140
Accretion of above and below market lease intangibles, net	(437)	(390)
Stock-based compensation, net of capitalization	4,903	5,010
Equity in (income) loss of investments in real estate partnerships	(13,770)	37
Net gain on sale of properties	(10,419)	—
Provision for impairment	23,508	—
Distribution of earnings from operations of investments in real estate partnerships	17,580	22,872
Gain on derivative instruments	(13)	—
Deferred compensation expense	1,073	1,724
Realized and unrealized gains on trading securities held in trust	(1,083)	(903)
Changes in assets and liabilities:
Restricted cash	(25)	(1,215)
Accounts receivable	(3,084)	7,375
Straight-line rent receivables, net	(3,365)	(2,526)
Deferred leasing costs	(6,146)	(7,003)
Other assets	(2,227)	(6,833)
Accounts payable and other liabilities	(6,393)	(17,220)
Tenants’ security and escrow deposits and prepaid rent	563	310
Net cash provided by operating activities	111,271	101,692
Cash flows from investing activities:
Acquisition of operating real estate	(586)	(5,415)
Development of real estate including acquisition of land	(79,755)	(32,066)
Proceeds from sale of real estate investments	48,927	2,067
Issuance of notes receivable	(666)	—
Investments in real estate partnerships	(53,587)	(188,132)
Distributions received from investments in real estate partnerships	12,495	149,357
Dividends on trading securities held in trust	77	98
Acquisition of trading securities held in trust	(11,120)	(10,274)
Proceeds from sale of trading securities held in trust	11,385	8,685
Net cash used in investing activities	(72,830)	(75,680)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	215,369
Net proceeds from issuance of preferred stock	241,386	—
Proceeds from sale of treasury stock	339	2,096
Acquisition of treasury stock	(4)	—
Redemption of preferred stock and partnership units	(248,125)	—
Distributions to limited partners in consolidated partnerships, net	1,801	(633)
Distributions to exchangeable operating partnership unit holders	(164)	(160)
Distributions to preferred unit holders	(404)	(1,862)
Dividends paid to common stockholders	(82,093)	(78,188)
Dividends paid to preferred stockholders	(6,943)	(9,838)
Proceeds from unsecured credit facilities	450,000	321,790
Repayment of unsecured credit facilities	(185,000)	(300,000)
Repayment of notes payable	(192,375)	(177,251)
Scheduled principal payments	(3,513)	(2,470)
Payment of loan costs	(1,718)	(132)
Net cash used in financing activities	(26,813)	(31,279)
Net increase (decrease) in cash and cash equivalents	11,628	(5,267)
Cash and cash equivalents at beginning of the period	11,402	16,889
Cash and cash equivalents at end of the period	$23,030	11,622

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,246 and $957 in 2012 and 2011, respectively)	$61,901	67,052
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,397	—
Real estate received through distribution in kind	$—	46,157
Mortgage loans assumed through distribution in kind	$—	27,405
Mortgage loans assumed for the acquisition of real estate	$11,710	5,937
Real estate acquired through elimination of note receivable	$12,585	—
Change in fair value of derivative instruments	$(49)	—
Common stock issued for dividend reinvestment plan	$495	562
Stock-based compensation capitalized	$960	515
Contributions from limited partners in consolidated partnerships, net	$940	2,332
Common stock issued for dividend reinvestment in trust	$287	323
Contribution of stock awards into trust	$806	1,105
Distribution of stock held in trust	$1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(in thousands, except unit data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,276,966	1,273,606
Buildings and improvements	2,614,724	2,604,229
Properties in development	249,509	224,077
	4,141,199	4,101,912
Less: accumulated depreciation	834,681	791,619
	3,306,518	3,310,293
Investments in real estate partnerships	424,726	386,882
Net real estate investments	3,731,244	3,697,175
Cash and cash equivalents	23,030	11,402
Restricted cash	6,075	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,322 and $3,442 at June 30, 2012 and December 31, 2011, respectively	37,681	37,733
Straight-line rent receivable, net of reserve of $1,648 and $2,075 at June 30, 2012 and December 31, 2011, respectively	50,934	48,132
Notes receivable	23,865	35,784
Deferred costs, less accumulated amortization of $73,609 and $71,265 at June 30, 2012 and December 31, 2011, respectively	71,597	70,204
Acquired lease intangible assets, less accumulated amortization of $17,339 and $15,588 at June 30, 2012 and December 31, 2011, respectively	26,835	27,054
Trading securities held in trust, at fair value	22,455	21,713
Other assets	32,150	31,824
Total assets	$4,025,866	3,987,071
Liabilities and Capital
Liabilities:
Notes payable	$1,758,299	1,942,440
Unsecured credit facilities	305,000	40,000
Accounts payable and other liabilities	111,995	101,862
Derivative instruments, at fair value	73	37
Acquired lease intangible liabilities, less accumulated accretion of $5,452 and $4,750 at June 30, 2012 and December 31, 2011, respectively	11,971	12,662
Tenants’ security and escrow deposits and prepaid rent	20,929	20,416
Total liabilities	2,208,267	2,117,417
Commitments and contingencies (note 10)
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2011	—	49,158
Preferred units of general partner, $0.01 par value per unit, 13,000,000 and 11,000,000 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively, liquidation preference of $25 per unit	325,000	275,000
General partner; 89,938,760 and 89,921,858 units outstanding at June 30, 2012 and December 31, 2011, respectively	1,544,127	1,604,784
Limited partners; 177,164 units outstanding at June 30, 2012 and December 31, 2011	(1,041)	(963)
Accumulated other comprehensive loss	(66,731)	(71,429)
Total partners’ capital	1,801,355	1,856,550
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	16,244	13,104
Total noncontrolling interests	16,244	13,104
Total capital	1,817,599	1,869,654
Total liabilities and capital	$4,025,866	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$92,725	87,000	$184,602	173,728
Percentage rent	398	151	1,558	1,058
Recoveries from tenants and other income	30,175	25,299	56,742	53,493
Management, transaction, and other fees	6,469	12,193	13,618	20,053
Total revenues	129,767	124,643	256,520	248,332
Operating expenses:
Depreciation and amortization	33,045	31,219	65,710	65,550
Operating and maintenance	17,806	17,232	36,327	36,141
General and administrative	14,020	15,177	30,142	32,130
Real estate taxes	14,143	13,712	29,322	27,956
Other expenses	269	2,255	1,858	1,936
Total operating expenses	79,283	79,595	163,359	163,713
Other expense (income):
Interest expense, net of interest income of $377 and $587, and $913 and $1,188 for the three and six months ended June 30, 2012 and 2011, respectively	28,377	30,563	57,335	61,428
Loss (gain) on sale of real estate	21	—	(1,814)	—
Provision for impairment	23,508	—	23,508	—
Net investment income (loss) from deferred compensation plan, including unrealized (loss) gains of ($499) and $88, and $725 and $731 for the three and six months ended June 30, 2012 and 2011, respectively	444	(143)	(1,084)	(888)
Total other expense (income)	52,350	30,420	77,945	60,540
(Loss) income before equity in income (loss) of investments in real estate partnerships	(1,866)	14,628	15,216	24,079
Equity in income (loss) of investments in real estate partnerships	10,804	2,688	13,770	(37)
Income from continuing operations	8,938	17,316	28,986	24,042
Discontinued operations, net:
Operating income	106	1,621	492	3,025
Gain on sale of operating properties, net	2,304	—	8,605	—
Income from discontinued operations	2,410	1,621	9,097	3,025
Net income	11,348	18,937	38,083	27,067
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(232)	(189)	(424)	(271)
Income attributable to noncontrolling interests	(232)	(189)	(424)	(271)
Net income attributable to controlling interests	11,116	18,748	37,659	26,796
Preferred unit distributions	(5,396)	(5,850)	(18,704)	(11,700)
Net income attributable to common unit holders	$5,720	12,898	$18,955	15,096
Income per common unit - basic:
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common unit holders	$0.06	0.14	$0.21	0.17
Income per common unit - diluted:
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common unit holders	$0.06	0.14	$0.21	0.17

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$11,348	18,937	38,083	27,067
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	4,733	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(26)	—	(60)	—
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	7	—	9	—
Other comprehensive income	2,347	2,366	4,682	4,733
Comprehensive income	13,695	21,303	42,765	31,800
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	232	189	424	271
Other comprehensive loss attributable to noncontrolling interests	(10)	—	(25)	—
Comprehensive income attributable to noncontrolling interests	222	189	399	271
Comprehensive income attributable to the Partnership	$13,473	21,114	42,366	31,529

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Changes in Capital For the six months ended June 30, 2012, and 2011 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Net income	1,862	24,884	50	—	26,796	271	27,067
Other comprehensive income (loss)	—	—	10	4,723	4,733	—	4,733
Deferred compensation plan, net	—	1,905	—	—	1,905	—	1,905
Contributions from partners	—	—	—	—	—	2,509	2,509
Distributions to partners	—	(78,750)	(160)	—	(78,910)	(810)	(79,720)
Preferred unit distributions	(1,862)	(9,838)	—	—	(11,700)	—	(11,700)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	5,391	—	—	5,391	—	5,391
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,107	—	—	214,107	—	214,107
Balance at June 30, 2011	$49,158	1,923,761	(862)	(76,162)	1,895,895	12,799	1,908,694

Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	38,211	77	—	37,659	424	38,083
Other comprehensive income (loss)	—	—	9	4,698	4,707	(25)	4,682
Contributions from partners	—	—	—	—	—	3,317	3,317
Distributions to partners	—	(82,587)	(164)	—	(82,751)	(576)	(83,327)
Redemption of preferred units	(48,125)	(200,000)	—	—	(248,125)	—	(248,125)
Preferred unit distributions	(404)	(12,340)	—	—	(12,744)	—	(12,744)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	5,726	—	—	5,726	—	5,726
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	241,386	—	—	241,386	—	241,386
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(1,053)	—	—	(1,053)	—	(1,053)
Balance at June 30, 2012	$—	1,869,127	(1,041)	(66,731)	1,801,355	16,244	1,817,599

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$38,083	27,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,062	67,247
Amortization of deferred loan cost and debt premium	6,461	6,140
Accretion of above and below market lease intangibles, net	(437)	(390)
Stock-based compensation, net of capitalization	4,903	5,010
Equity in (income) loss of investments in real estate partnerships	(13,770)	37
Net gain on sale of properties	(10,419)	—
Provision for impairment	23,508	—
Distribution of earnings from operations of investments in real estate partnerships	17,580	22,872
Gain on derivative instruments	(13)	—
Deferred compensation expense	1,073	1,724
Realized and unrealized gains on trading securities held in trust	(1,083)	(903)
Changes in assets and liabilities:
Restricted cash	(25)	(1,215)
Accounts receivable	(3,084)	7,375
Straight-line rent receivables, net	(3,365)	(2,526)
Deferred leasing costs	(6,146)	(7,003)
Other assets	(2,227)	(6,833)
Accounts payable and other liabilities	(6,393)	(17,220)
Tenants’ security and escrow deposits and prepaid rent	563	310
Net cash provided by operating activities	111,271	101,692
Cash flows from investing activities:
Acquisition of operating real estate	(586)	(5,415)
Development of real estate including acquisition of land	(79,755)	(32,066)
Proceeds from sale of real estate investments	48,927	2,067
Issuance of notes receivable	(666)	—
Investments in real estate partnerships	(53,587)	(188,132)
Distributions received from investments in real estate partnerships	12,495	149,357
Dividends on trading securities held in trust	77	98
Acquisition of trading securities held in trust	(11,120)	(10,274)
Proceeds from sale of trading securities held in trust	11,385	8,685
Net cash used in investing activities	(72,830)	(75,680)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	215,369
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	241,386	—
Proceeds from sale of treasury stock	339	2,096
Acquisition of treasury stock	(4)	—
Redemption of preferred partnership units	(248,125)	—
Distributions to limited partners in consolidated partnerships, net	1,801	(633)
Distributions to partners	(82,257)	(78,348)
Distributions to preferred unit holders	(7,347)	(11,700)
Proceeds from unsecured credit facilities	450,000	321,790
Repayment of unsecured credit facilities	(185,000)	(300,000)
Repayment of notes payable	(192,375)	(177,251)
Scheduled principal payments	(3,513)	(2,470)
Payment of loan costs	(1,718)	(132)
Net cash used in financing activities	(26,813)	(31,279)
Net increase (decrease) in cash and cash equivalents	11,628	(5,267)
Cash and cash equivalents at beginning of the period	11,402	16,889
Cash and cash equivalents at end of the period	$23,030	11,622

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,246 and $957 in 2012 and 2011, respectively)	$61,901	67,052
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,397	—
Real estate received through distribution in kind	$—	46,157
Mortgage loans assumed through distribution in kind	$—	27,405
Mortgage loans assumed for the acquisition of real estate	$11,710	5,937
Real estate acquired through elimination of note receivable	$12,585	—
Change in fair value of derivative instruments	$(49)	—
Common stock issued by Parent Company for dividend reinvestment plan	$495	562
Stock-based compensation capitalized	$960	515
Contributions from limited partners in consolidated partnerships, net	$940	2,332
Common stock issued for dividend reinvestment in trust	$287	323
Contribution of stock awards into trust	$806	1,105
Distribution of stock held in trust	$1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At June 30, 2012, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 217 retail shopping centers and held partial interests in an additional 147 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are considered to be of a normal recurring nature.
Reclassifications
Certain 2011 amounts have been reclassified to conform to current period presentation.
Recently Adopted Accounting Pronouncements
On January 1, 2012, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is applied prospectively. The adoption by the Company resulted in expanded disclosures over fair value measurements, included in note 6.
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

The following table provides a summary of shopping centers acquired during the six months ended June 30, 2012, including those acquired through our co-investment partnerships (in thousands):

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/17/2012	Lake Grove Commons	Lake Grove, NY	GRI - Regency, LLC (GRIR)	40.00%	$72,500	31,813	5,397	4,342
5/31/2012	Erwin Square	Durham, NC	Chartwell Property Group	55.00%	358	—	—	—
6/21/2012	Grand Ridge Plaza	Issaquah, WA	N/A	100.00%	11,761	11,710	1,972	92
					$84,619	43,523	7,369	4,434

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

3.    Discontinued Operations

During the six months ended June 30, 2012, the Company sold 100% of its ownership interest in four operating properties and received net proceeds of $39.2 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $1.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company did not sell any operating or development properties. If the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, also a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code, the Company allocates income tax expense to discontinued operations and has included such income tax expense in computing income from discontinued operations. During the six months ended June 30, 2012, approximately $608,000 of income tax expense was allocated to income from discontinued operations.

4.    Income Taxes

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Income tax expense (benefit) from:
Continuing operations	$(840)	217	(608)	(1,597)
Discontinued operations	671	—	608	—
Total income tax expense (benefit)	$(169)	217	—	(1,597)

5.    Notes Payable and Unsecured Credit Facilities
On January 15, 2012 the Company repaid the maturing balance of $192.4 million of 6.75% ten-year unsecured notes. Since December 31, 2011, the Company has borrowed $115.0 million, net of repayments, on its $600.0 million Line of Credit, and $150.0 million on its $250.0 million Term Loan. In connection with the acquisition of Grand Ridge Plaza on June 21, 2012, the Company assumed debt with a carrying value of $11.7 million. See note 11 for repayments made after June 30, 2012.
The Company’s outstanding debt at June 30, 2012 and December 31, 2011 consists of the following (in thousands):

	2012	2011
Notes payable:
Fixed rate mortgage loans	$448,037	439,880
Variable rate mortgage loans	12,534	12,665
Fixed rate unsecured loans	1,297,728	1,489,895
Total notes payable	1,758,299	1,942,440
Unsecured credit facilities	305,000	40,000
Total	$2,063,299	1,982,440

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

As of June 30, 2012, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2012	$3,883	—	—	3,883
2013	7,595	16,333	—	23,928
2014	7,091	28,400	150,000	185,491
2015	5,618	46,485	505,000	557,103
2016	5,487	14,161	150,000	169,648
Beyond 5 Years	24,606	299,081	800,000	1,123,687
Unamortized debt (discounts) premiums, net	—	1,831	(2,272)	(441)
Total	$54,280	406,291	1,602,728	2,063,299
(1) Includes unsecured public debt and unsecured credit facilities balances outstanding as of June 30, 2012.

The Company believes it was in compliance at June 30, 2012 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

6.    Fair Value Measurements

(a) Fair Value of Financial Instruments

The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated as the present value of future contractual cash flows discounted at an interest rate available for notes of the same terms and remaining maturities adjusted for customer specific credit risk, which, based on the Company's estimates, range from 7.11% to 8.09% at June 30, 2012. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $23.7 million and $35.3 million at June 30, 2012 and December 31, 2011, respectively.
Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. The fair value of the trading securities held in trust was $22.5 million and $21.7 million at June 30, 2012 and December 31, 2011, respectively. Changes in the value of trading securities are recorded within net investment income from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Notes Payable
The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and remaining maturities, which, based on the Company's estimates, range from 2.8% to 4.0% at June 30, 2012. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $1.95 billion and $2.09 billion at June 30, 2012 and December 31, 2011, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

Unsecured Credit Facilities
The fair value of the Company's credit facilities is estimated based on the interest rates currently offered to the Company by the Company's bankers, which is estimated to be 1.7% at June 30, 2012. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of the credit facilities approximates carrying value at June 30, 2012 and December 31, 2011.
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
The following are fair value measurements recorded on a recurring basis as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value Measurements as of June 30, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$22,455	22,455	—	—
Total	$22,455	22,455	—	—

Liabilities:
Interest rate derivatives	$(73)	—	(75)	2

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	21,713	21,713	—	—
Total	$21,713	21,713	—	—

Liabilities:
Interest rate derivatives	$(37)	—	(38)	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

The following are fair value measurements recorded on a nonrecurring basis as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value Measurements as of June 30, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)(1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$325,693	—	320,682	5,011	(23,000)
Total	$325,693	—	320,682	5,011	(23,000)

(1) Excludes impairments for properties sold during the six months ended June 30, 2012.

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)(1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used				—
Operating and development properties	$5,520	—	—	5,520	(11,843)
Investment in real estate partnerships	1,893	—	—	1,893	(4,580)
Total	$7,413	—	—	7,413	(16,423)

(1) Excludes impairments for properties sold during the year ended December 31, 2011.
Long-lived assets held and used are comprised primarily of real estate. The majority of the provision for impairment recognized during the six months ended June 30, 2012 related to a 15-property portfolio, which the Company sold to an affiliate of Blackstone Real Estate Partners VII for total consideration of $321.0 million. Closing of the transaction occurred on July 25, 2012. As a result of entering into this agreement, the Company recognized an impairment loss of $18.0 million at June 30, 2012. As of June 30, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, based on its continuing cash flows, as discussed in note 11. Fair value for these assets was determined using the expected sale price of an executed agreement, which was considered a Level 2 input.
The Company recognized an additional $5.0 million impairment loss related to an operating property and a land parcel during the second quarter of 2012 and a $16.4 million impairment loss related to one operating property and the Company's investment in a real estate partnership during the year ended December 31, 2011. These operating properties exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairments. As a result, the Company estimated the fair value of the properties and recorded impairment losses.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

Fair value for those assets measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of June 30, 2012 and December 31, 2011, respectively:

	2012		2011
	Low	High	Low	High
Yield rates	8.5%	8.5%	7.5%	9.0%
Rental growth rates	—%	—%	2.0%	3.0%

Discount rates	—%	—%	8.5%	10.0%
Terminal cap rates	—%	—%	8.0%	9.5%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

7.    Equity and Capital

Preferred Stock of the Parent Company
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $241.4 million, net of issuance costs, which were subsequently contributed to the Operating Partnership for similar preferred unit interests.
On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of its Series 3 and Series 4 Cumulative Redeemable Preferred Stock, resulting in a reduction to net income available to common stockholders through a non-cash charge of $7.0 million related to original issuance costs, which is included within the following financial statement line items:

Parent Company	Financial Statement Line Item
Consolidated Statements of Operations	Preferred stock dividends
Consolidated Statements of Changes in Equity	Redemption of preferred stock

Operating Partnership
Consolidated Statements of Operations	Preferred unit distributions
Consolidated Statements of Changes in Capital	Preferred units issued as a result of preferred stock issued by Parent Company, net of redemptions and issuance costs
Preferred Units of the Operating Partnership
On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units at 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $1.0 million, related to the discount offset by the original issuance costs, and is included in preferred unit loss attributable to noncontrolling interests in the parent company's consolidated statements of operations and in preferred unit distributions in the operating partnership's consolidated statement of operations.
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
June 30, 2012

Company's issuance of 6.625% Series 6 Cumulative Redeemable Preferred Stock, as discussed above.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2012 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2011	$(71,438)	9	(71,429)
Current period other comprehensive income (loss)	4,723	(25)	4,698
Ending balance at June 30, 2012	$(66,715)	(16)	(66,731)

8.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $21.9 million and $21.1 million at June 30, 2012 and December 31, 2011, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

9.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended June 30, 2012 and 2011, respectively (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$8,938	17,316	$28,986	24,042
Discontinued operations	2,410	1,621	9,097	3,025
Net income	11,348	18,937	38,083	27,067
Less: Preferred stock dividends	5,396	4,919	19,333	9,838
Less: Noncontrolling interests	255	1,157	(128)	2,183
Net income attributable to common stockholders	5,697	12,861	18,878	15,046
Less: Dividends paid on unvested restricted stock	206	218	411	437
Net income attributable to common stockholders - basic	5,491	12,643	18,467	14,609
Add: Dividends paid on Treasury Method restricted stock	23	20	35	34
Net income for common stockholders - diluted	$5,514	12,663	$18,502	14,643
Denominator:
Weighted average common shares outstanding for basic EPS	89,489	89,074	89,462	86,090
Incremental shares to be issued under unvested restricted stock	51	44	37	36
Incremental shares under Forward Equity Offering	—	—	—	848
Weighted average common shares outstanding for diluted EPS	89,540	89,118	89,499	86,974
Income per common share – basic
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common stockholders	$0.06	0.14	$0.21	0.17
Income per common share – diluted
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common stockholders	$0.06	0.14	$0.21	0.17
Income (Loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the three and six months ended June 30, 2012 and 2011 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended June 30, 2012 and 2011, respectively (in thousands except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$8,938	17,316	$28,986	24,042
Discontinued operations	2,410	1,621	9,097	3,025
Net income	11,348	18,937	38,083	27,067
Less: Preferred unit distributions	5,396	5,850	18,704	11,700
Less: Noncontrolling interests	232	189	424	271
Net income attributable to common unit holders	5,720	12,898	18,955	15,096
Less: Dividends paid on unvested restricted units	206	218	411	437
Net income attributable to common unit holders - basic	5,514	12,680	18,544	14,659
Add: Dividends paid on Treasury Method restricted units	23	20	35	34
Net income for common unit holders - diluted	$5,537	12,700	$18,579	14,693
Denominator:
Weighted average common units outstanding for basic EPU	89,666	89,251	89,639	86,267
Incremental units to be issued under unvested restricted stock	51	44	37	36
Incremental units under Forward Equity Offering	—	—	—	848
Weighted average common units outstanding for diluted EPU	89,717	89,295	89,676	87,151
Income per common unit – basic
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common unit holders	$0.06	0.14	$0.21	0.17
Income per common unit – diluted
Continuing operations	$0.03	0.12	$0.11	0.13
Discontinued operations	0.03	0.02	0.10	0.04
Net income attributable to common unit holders	$0.06	0.14	$0.21	0.17

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2012

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
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $60.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2012 and December 31, 2011, the Company had $21.6 million and $17.4 million letters of credit outstanding, respectively.

11.    Subsequent Events

Pursuant to FASB ASC Topic 855, Subsequent Events, the Company evaluated subsequent events and transactions that occurred after the June 30, 2012 consolidated balance sheet date for potential recognition or disclosure in its consolidated financial statements.

On July 18, 2012, the Company announced that it entered into an agreement to sell a 15-property portfolio to an affiliate of Blackstone Real Estate Partners VII for total consideration of $321.0 million. Closing of the transaction occurred on July 25, 2012. As a result of entering into this agreement, the Company recognized an impairment loss of $18.0 million in the second quarter of 2012, as discussed in note 6. The Company will retain a $47.5 million preferred equity investment in the entity that owns the portfolio, which will earn an annual preferred return of 10.5%. This preferred investment cannot be redeemed prior to the 12-month anniversary of the closing date. Following the 12-month anniversary, Regency may call for the redemption of its preferred investment in whole or in part. Following the 18-month anniversary, either Regency or Blackstone may initiate the redemption of Regency’s preferred investment, in whole or in part. Regency will not provide leasing or management services for the Portfolio after closing.

Subsequent to quarter end, Regency used proceeds from the portfolio transaction to repay the $150.0 million funded balance on its $250.0 million unsecured term loan and $120.0 million on its $600.0 million unsecured line of credit. Additionally, the Company retained its option to draw the remaining $100.0 million on its term loan and extended, by six months, the expiration of this option to January 11, 2013. No additional fees were incurred to effectuate this extension.

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
Overview of Our Strategy

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner in Regency Centers, L.P. We are focused on achieving total shareholder returns in excess of REIT shopping center averages, and sustaining growth in our net asset value and our earnings over an extended period of time. We work to achieve these goals through owning, operating, and investing in a high-quality portfolio of primarily grocery-anchored shopping centers that are leased by market-dominant grocers, category-leading anchors, retailers, and restaurants located in areas with above average household incomes and population densities. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as "co-investment partnerships" or "joint ventures"). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At June 30, 2012, we directly owned 217 shopping centers (the “Consolidated Properties”) located in 24 states representing 24.2 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 147 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 18.2 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads ("out-parcels") to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Increasing occupancy in our shopping centers to pre-recessionary levels of approximately 95% and achieving positive rental rate growth are key objectives of our strategic plan. At June 30, 2012, the consolidated operating shopping centers were 93.7% leased, as compared to 91.7% at June 30, 2011.
We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We also evaluate consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may affect our tenants.
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to four years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including new debt, equity and through capital recycling. Capital recycling involves identifying non-strategic assets from our real estate portfolio, selling those in the open market, and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns.
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

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

	June 30, 2012	December 31, 2011
Number of Properties	217	217
Properties in Development	10	7
Gross Leasable Area	24,152,852	23,750,107
% Leased – Operating and Development	92.5%	92.2%
% Leased – Operating	93.7%	93.1%

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

	June 30, 2012	December 31, 2011
Number of Properties	147	147
Properties in Development	—	—
Gross Leasable Area	18,229,283	18,398,810
% Leased – Operating and Development	95.3%	94.8%
% Leased – Operating	95.3%	94.8%
We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying our shopping centers at June 30, 2012:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Publix	56	6.7%	4.4%
Kroger	50	6.7%	4.1%
Safeway	56	5.4%	3.6%
Supervalu	27	2.8%	2.2%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

The following table summarizes leasing activity for the year-to-date period ended June 30, 2012, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	380	1,253	$18.19	$3.53	$6.12
Renewals	567	1,506	$18.62	$0.44	$2.11
Total	947	2,759	$18.42	$1.84	$3.93

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.
We monitor the financial condition of our tenants. We communicate often with those tenants who have announced store closings or filed bankruptcy. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is that of the Company as well as our pro-rata share of the co-investment partnerships. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the six months ended June 30, 2012, and 2011 (in thousands):

	2012	2011	Change
Net cash provided by operating activities	$111,271	101,692	9,579
Net cash used in investing activities	(72,830)	(75,680)	2,850
Net cash used in financing activities	(26,813)	(31,279)	4,466
Net increase in cash and cash equivalents	$11,628	(5,267)	16,895
Net cash provided by operating activities increased by $9.6 million due to increased rental payments from higher occupancy as well as timing of cash receipts and disbursements.
Net cash used in investing activities decreased by $2.9 million despite the additional expenditures for our development program due primarily to the proceeds from our sale of real estate. Significant investing activity during the six months ended June 30, 2012 included:

•	Contributing $14.2 million to a co-investment partnership for our ownership interest in Lake Grove Commons, a shopping center acquired in January 2012;

•	Receiving proceeds of $48.9 million from the sale of real estate;

•	Contributing $37.6 million to a co-investment partnership for our share of a debt maturity; and

•	Contributing $1.7 million to a new co-investment partnership for the acquisition of land.
The following table summarizes our capital expenditures for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	2012	2011	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$27,100	2,277	24,823
Development costs	17,345	9,439	7,906
Redevelopment costs	8,793	2,832	5,961
Tenant allowances	5,506	6,262	(756)
Capitalized interest	1,246	957	289
Capitalized salaries	5,293	1,479	3,814
Building improvements and other	14,472	8,820	5,652
Development of real estate including acquisition of land	$79,755	32,066	47,689
During the six months ended June 30, 2012, we acquired five land parcels for $27.1 million, compared to one land parcel acquired for $2.3 million during the six months ended June 30, 2011. Development costs, redevelopment costs, capitalized interest, and capitalized salaries increased due to increased development activity over the prior year. In response to the economic climate in proceeding years, we reduced our new development and redevelopment activity and the majority of our developments that were started in prior periods were completed in 2010 and 2011. However, we have since begun to increase our development program, and since June 30, 2011, we have added six new development starts and one redevelopment start, compared to three new development starts and two redevelopment starts for the six months ended June 30, 2011. The increase in building improvements and other capital expenditures is due to normal ongoing capitalizable improvements to our existing centers.
As noted above, as part of our strategy, we will continue to invest in the redevelopment of existing centers and the development of land. Since developments are customer driven, we would expect our capital expenditure activity to fluctuate with our lease activity and with the current economic conditions.
Net cash used in financing activities decreased by $4.5 million. Significant financing activities during the six months ended June 30, 2012 include:

•	Borrowed on our unsecured credit facilities to repay the maturing balance of $192.4 million of 6.75% ten-year unsecured notes;

•	On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at a 3.75% discount to par, for net redemption cost of $48.1 million;

•
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $241.4 million, net of issuance costs; and

•	On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of Series 3 and Series 4 Cumulative Redeemable Preferred Stock for $200.0 million.
On June 30, 2012 our cash balance was $23.0 million. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders.
The following table summarizes scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Cash flow from operations	$111,271	101,692

Scheduled principal payments	$3,513	2,470
Capital expenditures to maintain shopping centers	8,048	3,941
Dividend distributions to share and unit holders	89,604	90,048
Total	$101,165	96,459
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable on August 29, 2012. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2012, 79.4% of our real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $600.0 million unsecured line of credit (the "Line”). Our debt to asset ratio (before the effect of accumulated depreciation), including our pro-rata share of the debt and assets of joint ventures, is 45.3% at June 30, 2012, an increase from our ratio at December 31, 2011 of 45.0%. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times for the six months ended June 30, 2012 as compared to 2.3 times for the year ended December 31, 2011. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
Commitments available to us under the Line, which matures in September 2015, total $600.0 million and had an outstanding balance of $155.0 million at June 30, 2012. Additionally, our $250.0 million Term Loan, which matures in December 2016, had an outstanding balance of $150.0 million as of June 30, 2012.
In 2012, we borrowed $150.0 million on the Term Loan and, in combination with proceeds drawn on the Line, repaid $192.4 million unsecured debt which matured on January 15, 2012. We have also contributed $37.6 million to our co-investment partnership for repayment of debt. During the remainder of 2012, we estimate that we will require approximately $4.6 million, including $83.4 million for in-process development costs offset by net capital provided by dispositions. We anticipate receiving proceeds of $417.7 million from dispositions, which will be used to fund $187.1 million of acquisitions and repay our $150.0 million Term Loan. To meet our cash requirements for funding our developments, redevelopments, and value added investments, we plan to use funds from our existing Line, and when the capital markets are favorable, issue long term fixed rate debt and common equity.

During 2012, we acquired three shopping centers for $41.1 million, including our pro rata share of acquisitions completed by our co-investment partnerships. Although we may fund acquisitions from various capital sources, our primary source of funds would come from capital recycling by selling shopping centers that no longer meet our investment criteria. During 2012, we sold six shopping centers for $61.4 million, including our pro rata share of sales completed by our co-investment partnerships. Relying on property sales as a substantial capital source to fund our acquisition program is subject to numerous risks including the inherent difficulties in selling properties in the current market, or selling properties at higher initial returns than planned, thereby limiting our ability to source the necessary funds to acquire dominant infill shopping centers consistent with our capital recycling strategy. Capital recycling may also be dilutive to our earnings given that dominant infill shopping centers that we would target for acquisition may have lower initial returns than many of the properties that we would target for sale.
At June 30, 2012, we had 11 development projects that were either under construction or in lease up, compared to seven development projects at December 31, 2011. The following table details our development projects as of June 30, 2012 (in thousands, except cost per square foot):

Property Name	Development Start Date	Anchor Opens	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	7/1/2013	$61,453	51,866	208	295
South Bay Village	Q1-12	10/1/2012	29,396	10,375	108	272
Kent Place	Q1-11	12/1/2012	9,134	1,823	48	190
Erwin Square	Q2-12	2/1/2014	14,086	6,974	89	158
Market at Colonnade	Q4-09	3/1/2011	15,383	329	58	265
Northgate Marketplace	Q4-11	10/1/2012	19,347	7,140	81	239
Southpark at Cinco Ranch	Q1-12	11/1/2012	29,087	12,384	228	128
Grand Ridge Plaza	Q2-12	6/1/2013	74,480	53,299	324	230
Nocatee Town Center	Q4-07	2/1/2010	14,304	—	70	204
Suncoast Crossing Ph II	Q1-08	8/1/2009	7,253	—	9	806
Harris Crossing	Q4-07	3/1/2011	8,407	—	65	129
Total			$282,330	144,190	1,288	219	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average
The following table details our developments completed during 2012 (in thousands, except cost per square foot):

Property Name	Completion Date	Net Development Costs (1)	Company Owned GLA	Cost per square foot of GLA (1)
Centerplace of Greeley III Ph II	Q2-12	$2,110	25	84
Village at Lee Airpark	Q2-12	24,107	88	274
(1) Amount represents costs, includes leasing costs, net of tenant reimbursements.
We plan to continue developing projects for long-term investment purposes and have a staff of employees who directly support our development program. Internal costs attributable to these development activities are capitalized as part of each development project. During the six months ended June 30, 2012, we capitalized $1.2 million of interest expense and $5.3 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of development activity could adversely impact results of operations by reducing the amount of internal costs capitalizable to development projects. A 10% reduction in development activity without a corresponding decrease in indirect project costs would result in an additional charge of approximately $846,000 to earnings.
Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders. On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at a 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately $1.0 million.  On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share, resulting in net proceeds to the Company of approximately $241.4 million, which was used to fund the redemption of the Series D Preferred Units and the Series 3 and Series 4 Preferred Stock. On March 31, 2012, the Company redeemed all issued and outstanding shares of the Parent Company's Series 3 and Series 4 Cumulative Redeemable Preferred Stock, resulting in a reduction to net income available to common stockholders through a non-cash charge of $7.0 million related to original issuance costs.
At June 30, 2012, our joint ventures had $5.6 million of scheduled secured mortgage loans and credit lines maturing in 2012. We believe that our joint venture partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully complete the refinancing of our joint venture debt as it matures in the future. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting joint venture partner, which would be secured by the defaulting partner's partnership interest, would be based on the fair value of the co-investment partnership assets, our joint venture partner's financial health, and would be subject to an evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our joint venture partners will not have sufficient capital to meet future capital needs, we could trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind (“DIK”) provisions, and own multiple properties, a liquidation of the co-investment partnership could be completed by either a DIK of the properties to each joint venture partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 100% of the total debt of the co-investment partnerships including lines of credit as of June 30, 2012. We and our partners have no guarantees related to these loans. In those co-investment partnerships which have DIK provisions, if we trigger liquidation by DIK, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either joint venture partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the DIK and only to the extent of the value of the property we receive, since after assumption through the DIK the loans would remain non-recourse.

Investments in Real Estate Partnerships

At June 30, 2012 and December 31, 2011, we had investments in real estate partnerships of $424.7 million and $386.9 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at June 30, 2012 and December 31, 2011 (dollars in thousands):

	2012	2011
Number of Co-investment Partnerships	17	16
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	147	147
Combined Assets	$3,505,770	3,501,775
Combined Liabilities	$1,910,042	1,992,213
Combined Equity	$1,595,728	1,509,562
Regency’s Share of (1)(2):
Assets	$1,171,252	1,160,954
Liabilities	$621,872	648,533
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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $13.1 million and $19.2 million for the six months ended June 30, 2012 and 2011, respectively, including $5.0 million of non-recurring transaction fees from our co-investment partnerships in 2011.
Our investments in real estate partnerships as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Ownership	2012	2011
GRI - Regency, LLC (GRIR)	40.00%	$302,099	262,018
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	156	195
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	19,339	20,335
Columbia Regency Partners II, LLC (Columbia II)	20.00%	9,260	9,686
Cameron Village, LLC (Cameron)	30.00%	16,992	17,110
RegCal, LLC (RegCal)	25.00%	17,806	18,128
Regency Retail Partners, LP (the Fund)	20.00%	15,898	16,430
US Regency Retail I, LLC (USAA)	20.01%	2,661	3,093
Other investments in real estate partnerships	50.00%	40,515	39,887
Total		$424,726	386,882
Notes Payable - Investments in Real Estate Partnerships
At June 30, 2012, our investments in real estate partnerships had notes payable of $1.8 billion maturing through 2028, of which 99.4% had weighted average fixed interest rates of 5.6%, and the remaining notes payable had a variable interest rate based on LIBOR plus 400 basis points. These loans are all non-recourse and our pro-rata share was $582.1 million.
As of June 30, 2012, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Total	Regency’s Pro-Rata Share
2012	$8,405	5,601	14,006	4,249
2013	19,409	24,373	43,782	15,996
2014	21,399	77,369	98,768	29,755
2015	21,742	130,796	152,538	49,543
2016	19,014	329,757	348,771	105,576
Beyond 5 Years	95,426	1,034,943	1,130,369	377,171
Unamortized debt premiums, net	—	1,323	1,323	(178)
Total	$185,395	1,604,162	1,789,557	582,112
Maturities through 2012 will be repaid through a capital contribution. During April 2012, the co-investment partnerships repaid $120.7 million of debt through new mortgage loan financings.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations
Comparison of the three months ended June 30, 2012 to 2011:
Our revenues increased by $5.1 million or 4.1% to $129.8 million in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$92,725	87,000	5,725
Percentage rent	398	151	247
Recoveries from tenants and other income	30,175	25,299	4,876
Management, transaction, and other fees	6,469	12,193	(5,724)
Total revenues	$129,767	124,643	5,124
Overall, minimum rent increased due to increased average occupancy levels at our consolidated operating centers from 91.4% leased at June 30, 2011 to 92.5% leased at June 30, 2012, combined with an 138 basis points increase in average base rent per square foot (psf) from $16.54 psf for the three months ended June 30, 2011 to $16.77 psf for the three months ended June 30, 2012. Minimum rent also increased $1.5 million due to the acquisition of six operating properties since June 30, 2011. Recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income, which for the three months ended June 30, 2012 included miscellaneous income of $3.4 million from the return of premiums from our insurance company for the June 2011 to June 2012 policy year, net of expected losses. This return was $1.9 million in 2011, but was not received until September 2011.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$1,616	1,679	(63)
Property management fees	3,604	3,709	(105)
Transaction fees	—	5,000	(5,000)
Leasing commissions and other fees	1,249	1,807	(558)
	$6,469	12,195	(5,726)

The decrease in transaction fees was due to the $5.0 million disposition fee we received as a result of the DESCO DIK liquidation during the three months ended June 30, 2011.
Our operating expenses in the three months ended June 30, 2012 were generally consistent as compared to the three months ended June 30, 2011. The following table summarizes our operating expenses (in thousands):

	2012	2011	Change
Depreciation and amortization	$33,045	31,219	1,826
Operating and maintenance	17,806	17,232	574
General and administrative	14,020	15,177	(1,157)
Real estate taxes	14,143	13,712	431
Other expenses	269	2,255	(1,986)
Total operating expenses	$79,283	79,595	(312)

A majority of the operating, maintenance, and real estate tax cost increases are recoverable from our tenants and are included in our revenues. Depreciation and amortization expense, operating and maintenance expense, and real estate taxes increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the acquisition of six operating properties since June 30, 2011. General and administrative expenses decreased primarily due to $2.7 million of development overhead capitalization recorded during the three months ended June 30, 2012 related to our increased development activity in 2012, as compared to approximately $580,000 recorded during the three months ended June 30, 2011, partially offset by changes in incentive compensation. The decrease in other expenses is due to income tax benefit of approximately $840,000 recognized during the three months ended June 30, 2012 associated with the impairment charges, compared to income tax expense of approximately $217,000 recognized during the three months ended June 30, 2011.

The remaining decrease in other expenses is due to a decrease in the provision for doubtful accounts due to improved tenant collection rates and fewer tenant defaults.
The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$28,377	30,563	(2,186)
Gain on sale of real estate	21	—	21
Provision for impairment	23,508	—	23,508
Net investment income (loss) from deferred compensation plan	444	(143)	587
	$52,350	30,420	21,930
Subsequent to June 30, 2012, we sold a 15-property portfolio to an affiliate of Blackstone Real Estate Partners VII for total consideration of $321.0 million on July 25, 2012. As a result of entering into this agreement, we recognized a net impairment loss of $18.0 million at June 30, 2012. An additional impairment of $5.5 million was recognized related to an operating property and three land out-parcels, of which two of the impaired land-outparcels were sold during the second quarter of 2012. The operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairment.
During the the three months ended June 30, 2012, we sold three out-parcels and received net proceeds of $2.4 million, whereas during the three months ended June 30, 2011, we sold two out-parcels for net proceeds of approximately $764,000. No gain was recognized from these out-parcel sales during the three months ended June 30, 2012 or June 30, 2011.
The deferred compensation plan is designed such that changes in investment results are mirrored by the changes in participant obligations, which are recorded within general and administrative expenses. As such, there is minimal impact to operating results from the plan.
The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$25,708	28,835	(3,127)
Interest on unsecured credit facilities	1,547	317	1,230
Capitalized interest	(875)	(368)	(507)
Hedge interest	2,374	2,366	8
Interest income	(377)	(587)	210
	$28,377	30,563	(2,186)
Interest on notes payable decreased and interest on unsecured credit facilities increased during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our $250 million Term Loan at lower interest rates. Additional interest was capitalized during 2012 due to increased development activity.

Our equity in income of investments in real estate partnerships changed by approximately $8.1 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,649	1,565	1,084
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	12	(75)	87
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	(84)	84
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,197	202	6,995
Columbia Regency Partners II, LLC (Columbia II)	20.00%	123	36	87
Cameron Village, LLC (Cameron)	30.00%	156	53	103
RegCal, LLC (RegCal)	25.00%	91	198	(107)
Regency Retail Partners, LP (the Fund)	20.00%	52	37	15
US Regency Retail I, LLC (USAA)	20.01%	118	270	(152)
Other investments in real estate partnerships	50.00%	406	486	(80)
Total		$10,804	2,688	8,116
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income in investments in real estate partnerships for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily due to the recognition of our pro-rata share of the $34.5 million gain on sale of a property in the Columbia I partnership during the three months ended June 30, 2012.
If we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods, which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Income from discontinued operations was $2.4 million for the three months ended June 30, 2012 and includes $2.3 million in gains, net of taxes, from the sale of two operating properties for net proceeds of $17.6 million and the operations, including impairment, of the shopping centers sold. Income from discontinued operations was $1.6 million for the three months June 30, 2011.
Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended June 30, 2012 was $5.7 million, a decrease of $7.2 million as compared to net income of $12.9 million for the three months ended June 30, 2011. The lower net income resulted from the $23.5 million impairment recorded during the second quarter of 2012, offset by the increase in revenue, the decrease in interest expense, increases in gains on sale of real estate, and the increase in equity in income of investments in real estate partnerships, from 2011 to 2012, as discussed above.
Our diluted net income per share was $0.06 for the three months ended June 30, 2012 as compared to diluted net income per share of $0.14 for the three months ended June 30, 2011.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended June 30, 2012 was $5.7 million, a decrease of $7.2 million as compared to net income of $12.9 million for the three months ended June 30, 2011 for the same reasons stated above. Our diluted net income per unit was $0.06 for the three months ended June 30, 2012 as compared to net income per unit of $0.14 for the three months ended June 30, 2011.

Comparison of the six months ended June 30, 2012 to 2011:
Our revenues increased by $8.2 million or 3.3% to $256.5 million in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$184,602	173,728	10,874
Percentage rent	1,558	1,058	500
Recoveries from tenants and other income	56,742	53,493	3,249
Management, transaction, and other fees	13,618	20,053	(6,435)
Total revenues	$256,520	248,332	8,188

Overall, minimum rent increased due to increased average occupancy levels at our consolidated operating centers from 91.4% leased at June 30, 2011 to 92.5% leased at June 30, 2012, combined with an 111 basis points increase in average base rent psf from $16.56 psf for the six months ended June 30, 2011 to $16.74 psf for the six months ended June 30, 2012. Minimum rent also increased $3.0 million due to the acquisition of six operating properties since June 30, 2011. As noted above, recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income, which for the six months ended June 30, 2012 included miscellaneous income of $3.4 million from the return of premiums from our insurance company for the June 2011 to June 2012 policy year, net of expected losses. This return was $1.9 million in 2011, but was not received until September 2011. This decrease in other income is due to lease termination fees of $2.6 million recognized in the first quarter of 2011.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$3,252	3,406	(154)
Property management fees	7,146	7,672	(526)
Transaction fees	—	5,000	(5,000)
Leasing commissions and other fees	3,220	3,975	(755)
	$13,618	20,053	(6,435)

As noted above, the decrease in transaction fees was due to the $5.0 million disposition fee we received as a result of the DESCO DIK liquidation during the six months ended June 30, 2011.
Our operating expenses for the six months ended June 30, 2012 were generally consistent as compared to the six months ended June 30, 2011. The following table summarizes our operating expenses (in thousands):

	2012	2011	Change
Depreciation and amortization	$65,710	65,550	160
Operating and maintenance	36,327	36,141	186
General and administrative	30,142	32,130	(1,988)
Real estate taxes	29,322	27,956	1,366
Other expenses	1,858	1,936	(78)
Total operating expenses	$163,359	163,713	(354)

Depreciation and amortization expense, operating and maintenance expense, and real estate taxes increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 due to the acquisition of six operating properties since June 30, 2011. The increase in depreciation and amortization expense was offset by a decrease in tenant move-outs from 2011 to 2012, which resulted in depreciation and amortization expense for tenant specific assets at the time of early move-out. General and administrative expenses decreased primarily due to $5.3 million of development overhead capitalization recorded during the six months ended June 30, 2012 related to increased development activity in 2012, as compared to $1.5 million recorded during the six months ended June 30, 2011, offset by changes in incentive compensation.

The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$57,335	61,428	(4,093)
Gain on sale of real estate	(1,814)	—	(1,814)
Provision for impairment	23,508	—	23,508
Net investment income (loss) from deferred compensation plan	(1,084)	(888)	(196)
	$77,945	60,540	17,405
Subsequent to June 30, 2012, we sold a 15-property portfolio to an affiliate of Blackstone Real Estate Partners VII for total consideration of $321.0 million on July 25, 2012. As a result of entering into this agreement, we recognized a net impairment loss of $18.0 million at June 30, 2012. An additional impairment of $5.5 million was recognized related to an operating property and three land parcels, of which two land parcels were sold during the the second quarter of 2012. The operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairment.
During the the six months ended June 30, 2012, we sold five out-parcels and received net proceeds of $9.7 million and recognized a gain of $1.8 million, whereas during the six months ended June 30, 2011, we sold four out-parcels for net proceeds of $2.1 million and recognized no gain.
The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$52,043	58,067	(6,024)
Interest on unsecured credit facilities	2,707	773	1,934
Capitalized interest	(1,246)	(957)	(289)
Hedge interest	4,744	4,733	11
Interest income	(913)	(1,188)	275
	$57,335	61,428	(4,093)
Interest on notes payable decreased and interest on unsecured credit facilities increased during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our $250 million Term Loan at lower interest rates.

Our equity in income (loss) of investments in real estate partnerships changed by approximately $13.8 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$4,271	2,742	1,529
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(12)	(130)	118
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	(359)	359
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,584	484	7,100
Columbia Regency Partners II, LLC (Columbia II)	20.00%	165	113	52
Cameron Village, LLC (Cameron)	30.00%	363	190	173
RegCal, LLC (RegCal)	25.00%	181	261	(80)
Regency Retail Partners, LP (the Fund)	20.00%	188	75	113
US Regency Retail I, LLC (USAA)	20.01%	154	254	(100)
Other investments in real estate partnerships	50.00%	876	(3,667)	4,543
Total		$13,770	(37)	13,807
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The change in our equity in income (loss) in investments in real estate partnerships for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is primarily due to the recognition of our pro-rata share of the $34.5 million gain on sale of an investment in the Columbia I partnership during the three months ended June 30, 2012 and an impairment recognized on one investment in a real estate partnership during the three months ended March 31, 2011.
Income from discontinued operations was $9.1 million for the six months ended June 30, 2012 and includes $8.6 million in gains, net of taxes, from the sale of four operating properties for net proceeds of $39.2 million and the operations of the shopping centers sold. Income from discontinued operations was $3.0 million for the six months ended June 30, 2011.
A loss was attributable to noncontrolling interests of our preferred unit investors during the six months ended June 30, 2012 related to writing off the original preferred unit issuance costs of approximately $842,000 upon their redemption in February 2012, offset by the redemption discount of $1.9 million.
Preferred stock dividends increased $9.5 million during the six months ended June 30, 2012, from $9.8 million during the six months ended June 30, 2011 to $19.3 million during the six months ended June 30, 2012. The increase is attributable to the $7.0 million non-cash charge for stock issuance costs recognized upon redemption of the Series 3 and 4 Preferred Stock on March 31, 2012 as well as the impact of additional dividends on the Series 6 Preferred Stock issued in February 2012.
Related to our Parent Company's results, our net income attributable to common stockholders for the six months ended June 30, 2012 was $18.9 million, an increase of $3.9 million as compared to net income of $15.0 million for the six months ended June 30, 2011. The higher net income was primarily related to the increase in revenue, the decrease in interest expense, increases in gains on sale of real estate, and the increase in equity in income of investments in real estate partnerships, offset by the increase in impairments from 2011 to 2012, as discussed above. Our diluted net income per share was $0.21 for the six months ended June 30, 2012 as compared to diluted net income per share of $0.17 for the six months ended June 30, 2011.
Related to our Operating Partnership results, our net income attributable to common unit holders for the six months ended June 30, 2012 was $19.0 million, an increase of $3.9 million as compared to net income of $15.1 million for the six months ended June 30, 2011 for the same reasons stated above. Our diluted net income per unit was $0.21 for the six months ended June 30, 2012 as compared to net income per unit of $0.17 for the six months ended June 30, 2011.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures are beneficial to us in improving the understanding of the Company's operational results among the investing public. We believe such measures make comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, and calculation of our reported non-GAAP performance measures, to determine how best to provide relevant information to the public, and thus such reported measures could change.
The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
Same Property NOI includes only the net operating income of properties that have been owned for the entire current and prior year reporting periods and excludes properties under development and pending stabilization or those acquired or sold during the periods. As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's properties.

NOI is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by the Company, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented.

•
FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, FFO is a supplemental non-GAAP financial measure of the Company's operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for net income as a measure of liquidity.

•
Core FFO represents FFO as defined above, excluding the effects of non-core transaction income or expense, gains or losses from the early extinguishment of debt, and other one-time items, which we believe are not indicative of the Company’s operating results.

The Company's reconciliation of property revenues and property expenses to Same Property NOI for the periods ended June 30, 2012 to 2011 is as follows (in thousands):

	Three months ended June 30,
	2012			2011
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$48,914	(39,976)	8,938	43,858	(26,542)	17,316
Less:
Management, transaction, and other fees	—	6,469	6,469	—	12,193	12,193
Other(2)	1,600	248	1,848	1,299	34	1,333
Plus:
Depreciation and amortization	26,029	7,016	33,045	25,136	6,083	31,219
General and administrative	—	14,020	14,020	—	15,177	15,177
Other operating expense, excluding provision for doubtful accounts	4	(496)	(492)	8	734	742
Other expense (income)	11,594	40,756	52,350	7,172	23,248	30,420
Equity in income (loss) of investments in real estate excluded from NOI(3)	11,399	988	12,387	18,292	1,711	20,003
NOI from properties sold	—	228	228	—	2,386	2,386
NOI	$96,340	15,819	112,159	93,167	10,570	103,737

	Six months ended June 30,
	2012			2011
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$94,445	(65,459)	28,986	83,298	(59,256)	24,042
Less:
Management, transaction, and other fees	—	13,618	13,618	—	20,053	20,053
Other(2)	3,225	259	3,484	2,255	698	2,953
Plus:
Depreciation and amortization	51,612	14,098	65,710	53,219	12,331	65,550
General and administrative	—	30,142	30,142	—	32,130	32,130
Other operating expense, excluding provision for doubtful accounts	4	640	644	78	(240)	(162)
Other expense (income)	19,729	58,216	77,945	14,155	46,385	60,540
Equity in income (loss) of investments in real estate excluded from NOI(3)	29,895	2,164	32,059	37,016	7,849	44,865
NOI from properties sold	—	958	958	—	4,563	4,563
NOI	$192,460	26,882	219,342	185,511	23,011	208,522

(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.
(3) Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended June 30, 2012 to 2011 is as follows (in thousands, except share information):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reconciliation of Net income to Funds from Operations
Net income attributable to common stockholders	$5,697	12,861	$18,878	15,046
Adjustments to reconcile to Funds from Operations:
Depreciation and amortization - consolidated real estate	28,210	27,055	56,249	56,862
Depreciation and amortization - unconsolidated partnerships	10,778	10,889	21,877	22,230
Consolidated JV partners' share of depreciation	(182)	(247)	(362)	(382)
Provision for impairment of operating properties (1)	22,509	—	22,509	4,580
Amortization of leasing commissions and intangibles	4,027	3,956	8,039	8,337
Gain on sale of operating properties, net of tax (1)	(9,777)	(6)	(16,078)	(25)
(Income) loss from deferred compensation plan, net	40	508	(11)	1,056
Noncontrolling interest of exchangeable partnership units	22	37	77	50
Funds From Operations	$61,324	55,053	$111,178	107,754
Reconciliation of FFO to Core FFO
Funds from operations	$61,324	55,053	$111,178	107,754
Adjustments to reconcile to Core Funds from Operations:
Development and outparcel gain, net of dead deal costs and tax (1)	108	381	(1,221)	(1,344)
Provision for impairment of non-operating properties (1)	999	—	999	—
Provision for hedge ineffectiveness (1)	15	—	11	—
Gain on early debt extinguishment (1)	4	21	4	(2)
Original preferred stock issuance costs expensed	—	—	7,835	—
Gain on redemption of preferred units	—	—	(1,875)	—
One-time additional preferred dividend	—	—	1,750	—
Transaction fees and promotes	—	(5,000)	—	(5,000)
Core Funds From Operations	$62,450	50,455	$118,681	101,408

(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships.

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

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)
Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)
Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended June 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2012	—	—	—	—
May 1 through May 31, 2012	—	—	—	—
June 1 through June 30, 2012	189	45.78	—	—
(1) Represents shares delivered in payment of withholding taxes in connection with options exercised and restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

In reviewing any agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. Each agreement contains representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
101.INS        XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2012	REGENCY CENTERS CORPORATION
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 9, 2012	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)