Form 10-Q
period 2012-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2012-11-09
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 90,388,236 as of November 8, 2012.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2012, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 15% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, Series 6 and 7 Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 6 and 7 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(in thousands, except share data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,212,308	1,273,606
Buildings and improvements	2,398,114	2,604,229
Properties in development	220,753	224,077
	3,831,175	4,101,912
Less: accumulated depreciation	768,301	791,619
	3,062,874	3,310,293
Investments in real estate partnerships	450,021	386,882
Net real estate investments	3,512,895	3,697,175
Cash and cash equivalents	21,350	11,402
Restricted cash	6,133	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,759 and $3,442 at September 30, 2012 and December 31, 2011, respectively	28,220	37,733
Straight-line rent receivable, net of reserve of $870 and $2,075 at September 30, 2012 and December 31, 2011, respectively	48,677	48,132
Notes receivable	23,777	35,784
Deferred costs, less accumulated amortization of $66,477 and $71,265 at September 30, 2012 and December 31, 2011, respectively	68,141	70,204
Acquired lease intangible assets, less accumulated amortization of $17,482 and $15,588 at September 30, 2012 and December 31, 2011, respectively	35,581	27,054
Trading securities held in trust, at fair value	23,208	21,713
Other assets	29,992	31,824
Total assets	$3,797,974	3,987,071
Liabilities and Equity
Liabilities:
Notes payable	$1,756,412	1,942,440
Unsecured credit facilities	65,000	40,000
Accounts payable and other liabilities	129,483	101,862
Derivative instruments, at fair value	86	37
Acquired lease intangible liabilities, less accumulated accretion of $5,947 and $4,750 at September 30, 2012 and December 31, 2011, respectively	18,506	12,662
Tenants’ security and escrow deposits and prepaid rent	14,053	20,416
Total liabilities	1,983,540	2,117,417
Commitments and contingencies (note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 and 11,000,000 Series 3-7 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, with liquidation preferences of $25 per share	325,000	275,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 90,387,798 and 89,921,858 shares issued at September 30, 2012 and December 31, 2011, respectively	904	899
Treasury stock at cost, 331,754 and 338,714 shares held at September 30, 2012 and December 31, 2011, respectively	(14,756)	(15,197)
Additional paid in capital	2,308,681	2,281,817
Accumulated other comprehensive loss	(64,378)	(71,429)
Distributions in excess of net income	(756,114)	(662,735)
Total stockholders’ equity	1,799,337	1,808,355
Noncontrolling interests:
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2011	—	49,158
Exchangeable operating partnership units, aggregate redemption value of $8,633 and $6,665 at September 30, 2012 and December 31, 2011, respectively	(1,079)	(963)
Limited partners’ interests in consolidated partnerships	16,176	13,104
Total noncontrolling interests	15,097	61,299
Total equity	1,814,434	1,869,654
Total liabilities and equity	$3,797,974	3,987,071

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$88,003	87,974	$272,590	261,702
Percentage rent	378	430	1,935	1,487
Recoveries from tenants and other income	25,191	27,676	81,933	81,170
Management, transaction, and other fees	6,441	6,940	20,060	26,993
Total revenues	120,013	123,020	376,518	371,352
Operating expenses:
Depreciation and amortization	30,155	32,497	95,866	98,047
Operating and maintenance	16,389	17,693	52,702	53,833
General and administrative	15,641	11,671	45,783	43,801
Real estate taxes	13,306	13,181	42,628	41,137
Other expenses	1,660	2,194	3,516	4,130
Total operating expenses	77,151	77,236	240,495	240,948
Other expense (income):
Interest expense, net of interest income of $379 and $613, and $1,291 and $1,802 for the three and nine months ended September 30, 2012 and 2011, respectively	27,462	30,867	84,796	92,297
Gain on sale of real estate	(228)	—	(2,041)	—
Provision for impairment	1,147	6,362	24,655	6,362
Early extinguishment of debt	852	—	852	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(618) and $2,313 and $(1,343) and $1,582 for the three and nine months ended September 30, 2012 and 2011, respectively	(752)	2,283	(1,836)	1,395
Total other expense (income)	28,481	39,512	106,426	100,054
Income before equity in income of investments in real estate partnerships	14,381	6,272	29,597	30,350
Equity in income of investments in real estate partnerships	5,403	4,825	19,173	4,788
Income from continuing operations	19,784	11,097	48,770	35,138
Discontinued operations, net:
Operating income	36	1,123	528	4,149
Gain on sale of operating properties, net	—	2,321	8,605	2,321
Income from discontinued operations	36	3,444	9,133	6,470
Net income	19,820	14,541	57,903	41,608
Noncontrolling interests:
Preferred units	—	(931)	629	(2,794)
Exchangeable operating partnership units	(39)	(27)	(116)	(77)
Limited partners’ interests in consolidated partnerships	(212)	(154)	(636)	(425)
Income attributable to noncontrolling interests	(251)	(1,112)	(123)	(3,296)
Net income attributable to controlling interests	19,569	13,429	57,780	38,312
Preferred stock dividends	(7,932)	(4,919)	(27,265)	(14,756)
Net income attributable to common stockholders	$11,637	8,510	$30,515	23,556
Income per common share - basic:
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common stockholders	$0.13	0.09	$0.34	0.26
Income per common share - diluted:
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common stockholders	$0.13	0.09	$0.34	0.26

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$19,820	14,541	57,903	41,608
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	7,099	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(25)	—	(85)	—
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	—	17	—
Other comprehensive income	2,349	2,366	7,031	7,099
Comprehensive income	22,169	16,907	64,934	48,707
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	251	1,112	123	3,296
Other comprehensive (loss) income attributable to noncontrolling interests	(4)	4	(20)	14
Comprehensive income attributable to noncontrolling interests	247	1,116	103	3,310
Comprehensive income attributable to the Company	$21,922	15,791	64,831	45,397

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the nine months ended September 30, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Net income	—	—	—	—	—	38,312	38,312	2,794	77	425	3,296	41,608
Other comprehensive income (loss)	—	—	—	—	7,085	—	7,085	—	14	—	14	7,099
Deferred compensation plan, net	—	—	1,147	16,696	—	—	17,843	—	—	—	—	17,843
Amortization of restricted stock issued	—	—	—	8,087	—	—	8,087	—	—	—	—	8,087
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,752)	—	—	(1,752)	—	—	—	—	(1,752)
Common stock issued for dividend reinvestment plan	—	—	—	821	—	—	821	—	—	—	—	821
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,646	2,646	2,646
Distributions to partners	—	—	—	—	—	—	—	—	—	(865)	(865)	(865)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(14,756)	(14,756)	(2,794)	—	—	(2,794)	(17,550)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(119,988)	(119,988)	—	(246)	—	(246)	(120,234)
Balance at September 30, 2011	$275,000	899	(15,028)	2,278,753	(73,800)	(629,626)	1,836,198	49,158	(917)	13,035	61,276	1,897,474

Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	57,780	57,780	(629)	116	636	123	57,903
Other comprehensive income (loss)	—	—	—	—	7,051	—	7,051	—	14	(34)	(20)	7,031
Deferred compensation plan, net	—	—	441	(429)	—	—	12	—	—	—	—	12
Amortization of restricted stock issued	—	—	—	8,589	—	—	8,589	—	—	—	—	8,589
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,490)	—	—	(1,490)	—	—	—	—	(1,490)
Common stock issued for dividend reinvestment plan	—	—	—	740	—	—	740	—	—	—	—	740
Common stock issued for stock offerings, net of issuance costs	—	5	—	21,672	—	—	21,677	—	—	—	—	21,677

REGENCY CENTERS CORPORATION Consolidated Statements of Changes in Equity For the nine months ended September 30, 2012 and 2011 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Redemption of preferred units	—	—	—	—	—	—		(48,125)	—	—	(48,125)	(48,125)
Issuance of preferred stock, net of issuance costs	325,000	—	—	(11,495)	—	—	313,505	—	—	—	—	313,505
Redemption of preferred stock	(275,000)	—	—	9,277	—	(9,277)	(275,000)	—	—	—	—	(275,000)
Contributions from partners	—	—	—	—	—	—	—	—	—	3,362	3,362	3,362
Distributions to partners	—	—	—	—	—	—	—	—	—	(892)	(892)	(892)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(17,988)	(17,988)	(404)	—	—	(404)	(18,392)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(123,894)	(123,894)	—	(246)	—	(246)	(124,140)
Balance at September 30, 2012	$325,000	904	(14,756)	2,308,681	(64,378)	(756,114)	1,799,337	—	(1,079)	16,176	15,097	1,814,434
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$57,903	41,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,217	100,518
Amortization of deferred loan cost and debt premium	9,619	9,205
Accretion of above and below market lease intangibles, net	(667)	(704)
Stock-based compensation, net of capitalization	7,332	7,363
Equity in income of investments in real estate partnerships	(19,173)	(4,788)
Net gain on sale of properties	(10,646)	(2,321)
Provision for impairment	24,655	6,699
Early extinguishment of debt	852	—
Distribution of earnings from operations of investments in real estate partnerships	28,550	34,557
Gain on derivative instruments	(17)	—
Deferred compensation expense (income)	1,840	(3,204)
Realized and unrealized (gains) losses on trading securities held in trust	(1,878)	1,373
Changes in assets and liabilities:
Restricted cash	(83)	(1,865)
Accounts receivable	5,040	5,524
Straight-line rent receivables, net	(4,656)	(3,257)
Deferred leasing costs	(8,869)	(6,588)
Other assets	(2,140)	(4,741)
Accounts payable and other liabilities	17,734	(4,893)
Tenants’ security and escrow deposits and prepaid rent	(5,559)	8,489
Net cash provided by operating activities	196,054	182,975
Cash flows from investing activities:
Acquisition of operating real estate	(58,015)	(70,629)
Development of real estate including acquisition of land	(117,550)	(57,195)
Proceeds from sale of real estate investments	315,235	18,348
Issuance of notes receivable	(579)	—
Investments in real estate partnerships	(53,587)	(194,560)
Distributions received from investments in real estate partnerships	29,463	149,490
Dividends on trading securities held in trust	130	134
Acquisition of trading securities held in trust	(13,635)	(10,356)
Proceeds from sale of trading securities held in trust	13,900	9,057
Net cash provided by (used in) investing activities	115,362	(155,711)
Cash flows from financing activities:
Net proceeds from common stock issuance	21,677	215,369
Net proceeds from issuance of preferred stock	313,505	—
Proceeds from sale of treasury stock	339	2,114
Acquisition of treasury stock	(4)	—
Redemption of preferred stock and partnership units	(323,125)	—
Distributions to limited partners in consolidated partnerships, net	1,484	(551)
Distributions to exchangeable operating partnership unit holders	(246)	(246)
Distributions to preferred unit holders	(404)	(2,794)
Dividends paid to common stockholders	(123,155)	(119,170)
Dividends paid to preferred stockholders	(13,373)	(14,756)
Repayment of fixed rate unsecured notes	(192,377)	(161,691)
Proceeds from unsecured credit facilities	535,000	385,000
Repayment of unsecured credit facilities	(510,000)	(310,000)
Proceeds from notes payable	—	1,863
Repayment of notes payable	—	(15,650)
Scheduled principal payments	(6,484)	(3,900)
Payment of loan costs	(4,305)	(5,982)
Net cash used in financing activities	(301,468)	(30,394)
Net increase (decrease) in cash and cash equivalents	9,948	(3,130)
Cash and cash equivalents at beginning of the period	11,402	16,889
Cash and cash equivalents at end of the period	$21,350	13,759

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,477 and $1,293 in 2012 and 2011, respectively)	$80,742	92,103
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$4,615	—
Real estate received through distribution in kind	$—	47,512
Mortgage loans assumed through distribution in kind	$—	28,760
Mortgage loans assumed for the acquisition of real estate	$12,810	31,186
Real estate contributed for investments in real estate partnerships	$47,500	—
Real estate acquired through elimination of note receivable	$12,585	—
Change in fair value of derivative instruments	$(67)	—
Common stock issued for dividend reinvestment plan	$740	821
Stock-based compensation capitalized	$1,453	930
Contributions from limited partners in consolidated partnerships, net	$986	2,332
Common stock issued for dividend reinvestment in trust	$439	476
Contribution of stock awards into trust	$821	1,117
Distribution of stock held in trust	$1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(in thousands, except unit data)

	2012	2011
Assets	(unaudited)
Real estate investments at cost:
Land	$1,212,308	1,273,606
Buildings and improvements	2,398,114	2,604,229
Properties in development	220,753	224,077
	3,831,175	4,101,912
Less: accumulated depreciation	768,301	791,619
	3,062,874	3,310,293
Investments in real estate partnerships	450,021	386,882
Net real estate investments	3,512,895	3,697,175
Cash and cash equivalents	21,350	11,402
Restricted cash	6,133	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,759 and $3,442 at September 30, 2012 and December 31, 2011, respectively	28,220	37,733
Straight-line rent receivable, net of reserve of $870 and $2,075 at September 30, 2012 and December 31, 2011, respectively	48,677	48,132
Notes receivable	23,777	35,784
Deferred costs, less accumulated amortization of $66,477 and $71,265 at September 30, 2012 and December 31, 2011, respectively	68,141	70,204
Acquired lease intangible assets, less accumulated amortization of $17,482 and $15,588 at September 30, 2012 and December 31, 2011, respectively	35,581	27,054
Trading securities held in trust, at fair value	23,208	21,713
Other assets	29,992	31,824
Total assets	$3,797,974	3,987,071
Liabilities and Capital
Liabilities:
Notes payable	$1,756,412	1,942,440
Unsecured credit facilities	65,000	40,000
Accounts payable and other liabilities	129,483	101,862
Derivative instruments, at fair value	86	37
Acquired lease intangible liabilities, less accumulated accretion of $5,947 and $4,750 at September 30, 2012 and December 31, 2011, respectively	18,506	12,662
Tenants’ security and escrow deposits and prepaid rent	14,053	20,416
Total liabilities	1,983,540	2,117,417
Commitments and contingencies (note 10)
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2011	—	49,158
Preferred units of general partner, $0.01 par value per unit, 13,000,000 and 11,000,000 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively, liquidation preference of $25 per unit	325,000	275,000
General partner; 90,387,798 and 89,921,858 units outstanding at September 30, 2012 and December 31, 2011, respectively	1,538,715	1,604,784
Limited partners; 177,164 units outstanding at September 30, 2012 and December 31, 2011	(1,079)	(963)
Accumulated other comprehensive loss	(64,378)	(71,429)
Total partners’ capital	1,798,258	1,856,550
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	16,176	13,104
Total noncontrolling interests	16,176	13,104
Total capital	1,814,434	1,869,654
Total liabilities and capital	$3,797,974	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$88,003	87,974	$272,590	261,702
Percentage rent	378	430	1,935	1,487
Recoveries from tenants and other income	25,191	27,676	81,933	81,170
Management, transaction, and other fees	6,441	6,940	20,060	26,993
Total revenues	120,013	123,020	376,518	371,352
Operating expenses:
Depreciation and amortization	30,155	32,497	95,866	98,047
Operating and maintenance	16,389	17,693	52,702	53,833
General and administrative	15,641	11,671	45,783	43,801
Real estate taxes	13,306	13,181	42,628	41,137
Other expenses	1,660	2,194	3,516	4,130
Total operating expenses	77,151	77,236	240,495	240,948
Other expense (income):
Interest expense, net of interest income of $379 and $613, and $1,291 and $1,802 for the three and nine months ended September 30, 2012 and 2011, respectively	27,462	30,867	84,796	92,297
Gain on sale of real estate	(228)	—	(2,041)	—
Provision for impairment	1,147	6,362	24,655	6,362
Early extinguishment of debt	852	—	852	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(618) and $2,313 and $(1,343) and $1,582 for the three and nine months ended September 30, 2012 and 2011, respectively	(752)	2,283	(1,836)	1,395
Total other expense (income)	28,481	39,512	106,426	100,054
Income before equity in income of investments in real estate partnerships	14,381	6,272	29,597	30,350
Equity in income of investments in real estate partnerships	5,403	4,825	19,173	4,788
Income from continuing operations	19,784	11,097	48,770	35,138
Discontinued operations, net:
Operating income	36	1,123	528	4,149
Gain on sale of operating properties, net	—	2,321	8,605	2,321
Income from discontinued operations	36	3,444	9,133	6,470
Net income	19,820	14,541	57,903	41,608
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(212)	(154)	(636)	(425)
Income attributable to noncontrolling interests	(212)	(154)	(636)	(425)
Net income attributable to controlling interests	19,608	14,387	57,267	41,183
Preferred unit distributions	(7,932)	(5,850)	(26,636)	(17,550)
Net income attributable to common unit holders	$11,676	8,537	$30,631	23,633
Income per common unit - basic:
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common unit holders	$0.13	0.09	$0.34	0.26
Income per common unit - diluted:
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common unit holders	$0.13	0.09	$0.34	0.26

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$19,820	14,541	57,903	41,608
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	7,099	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(25)	—	(85)	—
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	—	17	—
Other comprehensive income	2,349	2,366	7,031	7,099
Comprehensive income	22,169	16,907	64,934	48,707
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	212	154	636	425
Other comprehensive loss attributable to noncontrolling interests	(9)	—	(34)	—
Comprehensive income attributable to noncontrolling interests	203	154	602	425
Comprehensive income attributable to the Partnership	$21,966	16,753	64,332	48,282

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Changes in Capital For the nine months ended September 30, 2012, and 2011 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Net income	2,794	38,312	77	—	41,183	425	41,608
Other comprehensive income (loss)	—	—	14	7,085	7,099	—	7,099
Deferred compensation plan, net	—	17,843	—	—	17,843	—	17,843
Contributions from partners	—	—	—	—	—	2,646	2,646
Distributions to partners	—	(119,988)	(246)	—	(120,234)	(865)	(121,099)
Preferred unit distributions	(2,794)	(14,756)	—	—	(17,550)	—	(17,550)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	8,087	—	—	8,087	—	8,087
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,438	—	—	214,438	—	214,438
Balance at September 30, 2011	$49,158	1,909,998	(917)	(73,800)	1,884,439	13,035	1,897,474

Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	57,780	116	—	57,267	636	57,903
Other comprehensive income (loss)	—	—	14	7,051	7,065	(34)	7,031
Deferred compensation plan, net	—	12	—	—	12	—	12
Contributions from partners	—	—	—	—	—	3,362	3,362
Distributions to partners	—	(123,893)	(246)	—	(124,139)	(892)	(125,031)
Redemption of preferred units	(48,125)	—	—	—	(48,125)	—	(48,125)
Preferred unit distributions	(404)	(17,988)	—	—	(18,392)	—	(18,392)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	8,589	—	—	8,589	—	8,589
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	313,505	—	—	313,505	—	313,505
Preferred stock redemptions	—	(275,000)	—	—	(275,000)	—	(275,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	20,926	—	—	20,926	—	20,926
Balance at September 30, 2012	$—	1,863,715	(1,079)	(64,378)	1,798,258	16,176	1,814,434

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$57,903	41,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,217	100,518
Amortization of deferred loan cost and debt premium	9,619	9,205
Accretion of above and below market lease intangibles, net	(667)	(704)
Stock-based compensation, net of capitalization	7,332	7,363
Equity in income of investments in real estate partnerships	(19,173)	(4,788)
Net gain on sale of properties	(10,646)	(2,321)
Provision for impairment	24,655	6,699
Early extinguishment of debt	852	—
Distribution of earnings from operations of investments in real estate partnerships	28,550	34,557
Gain on derivative instruments	(17)	—
Deferred compensation expense (income)	1,840	(3,204)
Realized and unrealized (gains) losses on trading securities held in trust	(1,878)	1,373
Changes in assets and liabilities:
Restricted cash	(83)	(1,865)
Accounts receivable	5,040	5,524
Straight-line rent receivables, net	(4,656)	(3,257)
Deferred leasing costs	(8,869)	(6,588)
Other assets	(2,140)	(4,741)
Accounts payable and other liabilities	17,734	(4,893)
Tenants’ security and escrow deposits and prepaid rent	(5,559)	8,489
Net cash provided by operating activities	196,054	182,975
Cash flows from investing activities:
Acquisition of operating real estate	(58,015)	(70,629)
Development of real estate including acquisition of land	(117,550)	(57,195)
Proceeds from sale of real estate investments	315,235	18,348
Issuance of notes receivable	(579)	—
Investments in real estate partnerships	(53,587)	(194,560)
Distributions received from investments in real estate partnerships	29,463	149,490
Dividends on trading securities held in trust	130	134
Acquisition of trading securities held in trust	(13,635)	(10,356)
Proceeds from sale of trading securities held in trust	13,900	9,057
Net cash provided by (used in) investing activities	115,362	(155,711)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	21,677	215,369
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	313,505	—
Proceeds from sale of treasury stock	339	2,114
Acquisition of treasury stock	(4)	—
Redemption of preferred partnership units	(323,125)	—
Distributions to limited partners in consolidated partnerships, net	1,484	(551)
Distributions to partners	(123,401)	(119,416)
Distributions to preferred unit holders	(13,777)	(17,550)
Repayment of fixed rate unsecured notes	(192,377)	(161,691)
Proceeds from unsecured credit facilities	535,000	385,000
Repayment of unsecured credit facilities	(510,000)	(310,000)
Proceeds from notes payable	—	1,863
Repayment of notes payable	—	(15,650)
Scheduled principal payments	(6,484)	(3,900)
Payment of loan costs	(4,305)	(5,982)
Net cash used in financing activities	(301,468)	(30,394)
Net increase (decrease) in cash and cash equivalents	9,948	(3,130)
Cash and cash equivalents at beginning of the period	11,402	16,889
Cash and cash equivalents at end of the period	$21,350	13,759

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012, and 2011
(in thousands)
(unaudited)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,477 and $1,293 in 2012 and 2011, respectively)	$80,742	92,103
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$4,615	—
Real estate received through distribution in kind	$—	47,512
Mortgage loans assumed through distribution in kind	$—	28,760
Mortgage loans assumed for the acquisition of real estate	$12,810	31,186
Real estate contributed for investments in real estate partnerships	$47,500	—
Real estate acquired through elimination of note receivable	$12,585	—
Change in fair value of derivative instruments	$(67)	—
Common stock issued by Parent Company for dividend reinvestment plan	$740	821
Stock-based compensation capitalized	$1,453	930
Contributions from limited partners in consolidated partnerships, net	$986	2,332
Common stock issued for dividend reinvestment in trust	$439	476
Contribution of stock awards into trust	$821	1,117
Distribution of stock held in trust	$1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At September 30, 2012, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (“the Company” or “Regency”) directly owned 203 retail shopping centers and held partial interests in an additional 144 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are considered to be of a normal recurring nature.
Reclassifications
Certain 2011 amounts have been reclassified to conform to current period presentation.
Recently Adopted Accounting Pronouncements
On January 1, 2012, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is applied prospectively. The adoption by the Company resulted in expanded disclosures over fair value measurements, included in note 6.
On January 1, 2012, the Company adopted FASB ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption by the Company resulted in a new Statement of Comprehensive Income, presented immediately following the Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

2.	Real Estate Investments

The following table provides a summary of shopping centers acquired during the nine months ended September 30, 2012, including those acquired through our co-investment partnerships (in thousands):

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership	Purchase Price	Debt Assumed, Net of Premiums (Discounts)	Intangible Assets	Intangible Liabilities
1/17/2012	Lake Grove Commons	Lake Grove, NY	GRI - Regency, LLC (GRIR)	40%	$72,500	31,813	5,397	4,342
5/31/2012	Erwin Square	Durham, NC	Chartwell Property Group	55%	358	—	—	—
6/21/2012	Grand Ridge Plaza	Issaquah, WA	N/A	100%	11,761	12,810	2,274	139
8/31/2012	Balboa Mesa Shopping Center	San Diego, CA	N/A	100%	59,500	—	9,881	7,099
					$144,119	44,623	17,552	11,580

On July 25, 2012, the Company sold a 15-property portfolio to an affiliate of Blackstone Real Estate Partners VII for total consideration of $321 million. As a result of entering into this agreement, the Company recognized a net impairment loss of $1.1 million and $19.1 million during the three and nine months ended September 30, 2012, respectively. The Company retained a $47.5 million equity method investment in the entity that owns the portfolio. As of September 30, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20. This investment cannot be redeemed prior to the 12-month anniversary of the closing date. Following the 12-month anniversary, Regency may call for the redemption of its investment in whole or in part. Following the 18-month anniversary, either Regency or Blackstone may initiate the redemption of Regency’s investment, in whole or in part. Regency will not provide leasing or management services for the Portfolio after closing.

3.    Discontinued Operations

During the nine months ended September 30, 2012, the Company sold 100% of its ownership interest in four operating properties and received net proceeds of $39.2 million. During the nine months ended September 30, 2011, the Company Company sold 100% of its ownership interest in three operating properties and received net proceeds of $16.3 million. The combined operating income and gain on the sale of these properties were reclassified to discontinued operations. The revenues from properties included in discontinued operations were approximately $1.3 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively. If the property is sold by Regency Realty Group, Inc., a wholly-owned subsidiary of the Operating Partnership, also a Taxable REIT Subsidiary as defined in Section 856(l) of the Internal Revenue Code, the Company allocates income tax expense to discontinued operations and has included such income tax expense in computing income from discontinued operations. During the nine months ended September 30, 2012 and 2011, approximately $602,000 of income tax expense and $283,000 of income benefit were allocated to income from discontinued operations, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

4.    Income Taxes

Income tax expense (benefit) is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Income tax expense (benefit) from:
Continuing operations	$490	247	(118)	(1,350)
Discontinued operations	(6)	(283)	602	(283)
Total income tax expense (benefit)	$484	(36)	484	(1,633)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

5.    Notes Payable and Unsecured Credit Facilities
On September 13, 2012, the Company amended its Line of Credit to increase the borrowing capacity by $200 million to a total of $800.0 million. The maturity date was extended by one year, and the Line of Credit will expire in September 2016, subject to one, one-year extension at the Company's option. The amended Line of Credit bears interest at an annual rate of LIBOR plus 117.5 basis points and is subject to adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P.
On January 15, 2012 the Company repaid the maturing balance of $192.4 million of 6.75% ten-year unsecured notes. Since December 31, 2011, the Company has borrowed $25.0 million, net of repayments, on its $800.0 million Line of Credit, and borrowed $150 million on its Term Loan, of which it repaid the entire balance on July 20, 2012. As a result of repaying the Term Loan, the Company wrote-off approximately $852,000 in loan costs. The Company assumed debt, net of premiums, of $12.8 million in connection with the acquisition of Grand Ridge Plaza on June 21, 2012.
The Company’s outstanding debt at September 30, 2012 and December 31, 2011 consists of the following (in thousands):

	2012	2011
Notes payable:
Fixed rate mortgage loans	$446,358	439,880
Variable rate mortgage loans	12,222	12,665
Fixed rate unsecured loans	1,297,832	1,489,895
Total notes payable	1,756,412	1,942,440
Unsecured credit facilities	65,000	40,000
Total	$1,821,412	1,982,440

As of September 30, 2012, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2012	$2,022	—	—	2,022
2013	7,595	16,330	—	23,925
2014	7,091	27,183	150,000	184,274
2015	5,618	46,485	350,000	402,103
2016	5,487	14,161	65,000	84,648
Beyond 5 Years	24,605	297,009	800,000	1,121,614
Unamortized debt (discounts) premiums, net	—	4,994	(2,168)	2,826
Total	$52,418	406,162	1,362,832	1,821,412
(1) Includes unsecured public debt and unsecured credit facilities balances outstanding as of September 30, 2012.

The Company believes it was in compliance at September 30, 2012 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

6.    Fair Value Measurements

(a) Fair Value of Financial Instruments

The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated by calculating the present value of future contractual cash flows discounted at an interest rate available for notes of the same terms and maturities adjusted for customer specific credit risk. The interest rates range from 7.04% to 8.1% at September 30, 2012, based on the Company's estimates. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $23.7 million and $35.3 million at September 30, 2012 and December 31, 2011, respectively.
Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. The fair value of the trading securities held in trust was $23.2 million and $21.7 million at September 30, 2012 and December 31, 2011, respectively. Changes in the value of trading securities are recorded within net investment (income) loss from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Notes Payable
The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. These rates range from 2.3% to 3.5% at September 30, 2012, based on the Company's estimates. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.01 billion and $2.09 billion at September 30, 2012 and December 31, 2011, respectively.
Unsecured Credit Facilities
The fair value of the Company's credit facilities is estimated based on the interest rates currently offered to the Company by the Company's bankers, which is estimated to be 1.6% at September 30, 2012. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of the credit facilities was $64.8 million and $40.0 million at September 30, 2012 and December 31, 2011, respectively.
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
September 30, 2012

(b) Fair Value Measurements
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
The following are fair value measurements recorded on a recurring basis at September 30, 2012 and December 31, 2011, respectively (in thousands):

	Fair Value Measurements as of September 30, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,208	23,208	—	—
Total	$23,208	23,208	—	—

Liabilities:
Interest rate derivatives	$(86)	—	(88)	2

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	21,713	21,713	—	—
Total	$21,713	21,713	—	—

Liabilities:
Interest rate derivatives	$(37)	—	(38)	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

There were no fair value measurements recorded on a nonrecurring basis as of September 30, 2012. The following are fair value measurements recorded on a nonrecurring basis as of December 31, 2011 (in thousands):

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
Long-lived assets held and used are comprised primarily of real estate. The Company recognized a $16.4 million impairment loss related to one operating property and the Company's investment in a real estate partnership during the year ended December 31, 2011. This operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairment. As a result, the Company estimated the fair value of the property and recorded an impairment loss.
Fair value for those assets measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2011:

	2011
	Low	High
Yield rates	7.5%	9.0%
Rental growth rates	2.0%	3.0%

Discount rates	8.5%	10.0%
Terminal cap rates	8.0%	9.5%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

7.    Equity and Capital

Preferred Stock of the Parent Company
Issuances:
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $241.4 million, net of issuance costs, which were subsequently contributed to the Operating Partnership to redeem similar preferred unit interests as further discussed below.
On August 23, 2012, the Parent Company issued 3 million shares of 6.00% Series 7 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $72.1 million, net of issuance costs, which were subsequently used to redeem the Company's Series 5 Cumulative Redeemable Preferred Stock as further discussed below.
Redemptions:
On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of its Series 3 and Series 4 Cumulative Redeemable Preferred Stock and on September 13, 2012, the Parent Company redeemed all issued and outstanding shares of its Series 5 Cumulative Redeemable Preferred Stock. These redemptions resulted in a reduction to net income available to common stockholders through non-cash charges of $7.0 million and $2.3 million, respectively, related to original issuance costs, which are included within the following financial statement line items:

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
Common Stock of the Parent Company
Issuances:
On August 10, 2012, the Parent Company entered into an at the market ("ATM") equity distribution agreement in which we may from time to time offer and sell up to $150 million of our common stock. The net proceeds are expected to fund potential acquisition opportunities, fund our development or redevelopment activities, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. During the three months ended September 30, 2012, 442,786 shares were issued at a weighted average price per share of $49.70 for proceeds of $21.7 million, net of commissions of approximately $331,000. As of September 30, 2012, we had the capacity to issue $128 million in common stock under our ATM equity program.
Preferred Units of the Operating Partnership
Issuances:
Series 6 and Series 7 preferred unit interests were issued to the Parent Company in relation to the Parent Company's issuance of 6.625% Series 6 Cumulative Redeemable Preferred Stock and 6.00% Series 7 Cumulative Redeemable Preferred Stock as discussed above.
Redemptions:
On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units at 3.75% discount to par, resulting in an increase to net income available to common stockholders of approximately

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

$1.0 million, related to the discount offset by the original issuance costs, and is included in preferred unit loss attributable to noncontrolling interests in the parent company's consolidated statements of operations and in preferred unit distributions in the operating partnership's consolidated statement of operations.
The Series 3, 4 and 5 preferred unit interests owned by the Parent Company, as general partner, were redeemed in conjunction with the Parent Company's redemption of its Series 3, Series 4, and Series 5 Cumulative Redeemable Preferred Stock as discussed above.

Common Units of the Operating Partnership
Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2012 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2011	$(71,438)	9	(71,429)
Current period other comprehensive income (loss)	7,085	(34)	7,051
Ending balance at September 30, 2012	$(64,353)	(25)	(64,378)

8.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $22.6 million and $21.1 million at September 30, 2012 and December 31, 2011, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

9.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended September 30, 2012 and 2011, respectively (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$19,784	11,097	$48,770	35,138
Discontinued operations	36	3,444	9,133	6,470
Net income	19,820	14,541	57,903	41,608
Less: Preferred stock dividends	7,932	4,919	27,265	14,756
Less: Noncontrolling interests	251	1,112	123	3,296
Net income attributable to common stockholders	11,637	8,510	30,515	23,556
Less: Dividends paid on unvested restricted stock	175	187	526	560
Net income attributable to common stockholders - basic	11,462	8,323	29,989	22,996
Add: Dividends paid on Treasury Method restricted stock	31	5	61	33
Net income for common stockholders - diluted	$11,493	8,328	$30,050	23,029
Denominator:
Weighted average common shares outstanding for basic EPS	89,594	89,506	89,491	87,245
Incremental shares to be issued under unvested restricted stock	68	11	44	24
Incremental shares under Forward Equity Offering	—	—	—	565
Weighted average common shares outstanding for diluted EPS	89,662	89,517	89,535	87,834
Income per common share – basic
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common stockholders	$0.13	0.09	$0.34	0.26
Income per common share – diluted
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common stockholders	$0.13	0.09	$0.34	0.26
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2012 and 2011 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended September 30, 2012 and 2011, respectively (in thousands except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$19,784	11,097	$48,770	35,138
Discontinued operations	36	3,444	9,133	6,470
Net income	19,820	14,541	57,903	41,608
Less: Preferred unit distributions	7,932	5,850	26,636	17,550
Less: Noncontrolling interests	212	154	636	425
Net income attributable to common unit holders	11,676	8,537	30,631	23,633
Less: Dividends paid on unvested restricted units	175	187	526	560
Net income attributable to common unit holders - basic	11,501	8,350	30,105	23,073
Add: Dividends paid on Treasury Method restricted units	31	5	61	33
Net income for common unit holders - diluted	$11,532	8,355	$30,166	23,106
Denominator:
Weighted average common units outstanding for basic EPU	89,771	89,683	89,668	87,422
Incremental units to be issued under unvested restricted stock	68	11	44	24
Incremental units under Forward Equity Offering	—	—	—	565
Weighted average common units outstanding for diluted EPU	89,839	89,694	89,712	88,011
Income per common unit – basic
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common unit holders	$0.13	0.09	$0.34	0.26
Income per common unit – diluted
Continuing operations	$0.13	0.05	$0.24	0.19
Discontinued operations	—	0.04	0.10	0.07
Net income attributable to common unit holders	$0.13	0.09	$0.34	0.26

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2012

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
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2012 and December 31, 2011, the Company had $20.8 million and $17.4 million letters of credit outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Parent Company and the Operating Partnership, collectively “Regency” or the "Company”, operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.
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

At September 30, 2012, we directly owned 203 shopping centers (the “Consolidated Properties”) located in 24 states representing 22.3 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 144 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 17.8 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, side-shop retailers, and restaurants, including ground leasing or selling building pads ("out-parcels") to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. Increasing occupancy in our shopping centers to pre-recessionary levels of approximately 95% and achieving positive rental rate growth are key objectives of our strategic plan. At September 30, 2012, the consolidated operating shopping centers were 94.0% leased, as compared to 92.6% at September 30, 2011.
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
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added opportunities sourced from land owners and joint venture partners, the redevelopment of existing centers, and the development of land. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to four years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including capital recycling, equity offerings, and new debt. Capital recycling involves identifying non-strategic assets from our real estate portfolio, selling those in the open market, and reinvesting the sale proceeds into new higher quality developments and acquisitions that will generate sustainable revenue growth and attractive returns.
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

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

	September 30, 2012	December 31, 2011
Number of Properties	203	217
Properties in Development	7	7
Gross Leasable Area	22,301,302	23,750,107
% Leased – Operating and Development	93.2%	92.2%
% Leased – Operating	94.0%	93.1%
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

	September 30, 2012	December 31, 2011
Number of Properties	144	147
Properties in Development	—	—
Gross Leasable Area	17,811,502	18,398,810
% Leased – Operating and Development	95.1%	94.8%
% Leased – Operating	95.1%	94.8%
We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and through owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes leasing activity for the year-to-date period ended September 30, 2012, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	516	1,709	$18.86	$3.30	$7.01
Renewals	828	2,329	$18.01	$0.35	$2.09
Total	1,344	4,038	$18.37	$1.60	$4.17

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying our shopping centers at September 30, 2012:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Publix	54	6.9%	4.4%
Kroger	46	6.8%	4.1%
Safeway	52	5.5%	3.4%
Supervalu	26	2.7%	2.2%

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

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Accordingly, the discussion below regarding liquidity and capital resources is that of the Company as well as our pro-rata share of the co-investment partnerships. The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the nine months ended September 30, 2012, and 2011 (in thousands):

	2012	2011	Change
Net cash provided by operating activities	$196,054	182,975	13,079
Net cash provided by (used in) investing activities	115,362	(155,711)	271,073
Net cash used in financing activities	(301,468)	(30,394)	(271,074)
Net increase (decrease) in cash and cash equivalents	$9,948	(3,130)	13,078
Net cash provided by operating activities increased by $13.1 million due primarily to increased rental payments from higher occupancy.
Net cash provided by investing activities increased by $271.1 million. Significant investing activity during the nine months ended September 30, 2012 included:

•	Contributing $14.2 million to a co-investment partnership for our ownership interest in Lake Grove Commons, a shopping center acquired in January 2012;

•
Receiving proceeds of $315.2 million from the sale of real estate, of which $273.5 million came from the sale of a 15-property portfolio, of which Regency retained an investment in the real estate partnership;

•	Contributing $37.6 million to a co-investment partnership to repay maturing debt; and

•	Contributing $1.7 million to a new co-investment partnership for the acquisition of land.
The following table summarizes our capital expenditures associated with the development of real estate, including land acquisitions, for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	2012	2011	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$27,100	2,277	24,823
Development costs	35,147	13,421	21,726
Redevelopment costs	10,015	6,510	3,505
Tenant allowances	7,905	9,594	(1,689)
Capitalized interest	2,477	1,293	1,184
Capitalized salaries	8,245	2,081	6,164
Building improvements and other	26,661	22,019	4,642
Development of real estate including acquisition of land	$117,550	57,195	60,355
During the nine months ended September 30, 2012, we acquired five land parcels for $27.1 million, compared to one land parcel acquired for $2.3 million during the nine months ended September 30, 2011. Development costs, redevelopment costs, capitalized interest, and capitalized salaries increased due to increased development activity over the prior year. Our development program is increasing, and since September 30, 2011, we have added six new development starts and five redevelopment starts, compared to three new development starts and two redevelopment starts for the nine months ended September 30, 2011. The increase in building improvements and other capital expenditures is due to normal ongoing capitalizable improvements to our existing centers.
As noted above, as part of our strategy, we will continue to invest in the redevelopment of existing centers and the development of land. Since developments are customer driven, we would expect our capital expenditure activity to fluctuate with retailer demand and changes in economic conditions.

Net cash used in financing activities increased by $271.1 million. Significant financing activities during the nine months ended September 30, 2012 include:

•	The Operating Partnership borrowed on our unsecured credit facilities to repay the maturing balance of $192.4 million of 6.75% ten-year unsecured notes;

•	On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units, at a 3.75% discount to par, for net redemption cost of $48.1 million;

•
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, resulting in proceeds of $241.4 million, net of issuance costs;

•	On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of Series 3 and Series 4 Cumulative Redeemable Preferred Shares for $200 million;

•
On August 14, 2012, the Parent Company issued 3 million shares of 6.00% Series 7 Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, resulting in proceeds of $72.1 million, net of issuance costs;

•	On September 13, 2012, the Parent Company redeemed all issued and outstanding shares of 6.70% Series 5 Cumulative Redeemable Preferred Shares for $75 million;

•	During the third quarter of 2012, the Parent Company issued 442,786 shares of common stock through our ATM program resulting in proceeds of $21.7 million; and

•	During the third quarter of 2012, the Operating Partnership repaid $150 million on the Term Loan.

On September 30, 2012, our cash balance was $21.4 million. However, our cash balance is not the only indicator of our liquidity. We have an $800 million Line of Credit which matures in September 2016 which had an outstanding balance of $65 million at September 30, 2012 and remaining available borrowings of $735 million. We have $100 million remaining available under the Term Loan which matures in December 2016. As of September 30, 2012, we had the capacity to issue $128 million in common stock under our ATM equity program.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders. The following table summarizes scheduled mortgage loan principal payments, capital expenditures necessary to maintain our shopping centers, and distributions to our share and unit holders for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Cash flow from operations	$196,054	182,975

Scheduled principal payments	$6,484	3,900
Capital expenditures to maintain shopping centers	13,525	7,820
Dividend distributions to share and unit holders	137,178	136,966
Total	$157,187	148,686
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, payable on November 28, 2012. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2012, 77.5% of our real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on our $800 million unsecured line of credit (the "Line”). Our coverage ratio, including our pro-rata share of our partnerships, was 2.4 times for the nine months ended September 30, 2012 as compared to 2.3 times for the year ended December 31, 2011. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”)

divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
In 2012, we borrowed $150 million on the Term Loan and, in combination with proceeds drawn on the Line, repaid $192.4 million unsecured debt which matured on January 15, 2012. In July 2012, we repaid the $150 million borrowed on the Term Loan and certain amounts drawn on the Line. We have also contributed $37.6 million to our co-investment partnership for repayment of debt. At September 30, 2012, our joint ventures had $31.5 million of scheduled secured mortgage loans and credit lines maturing through 2013. Through 2013 we estimate that we will require approximately $153.5 million to repay $16.3 million of maturing debt (excluding scheduled principal payments), $135.8 million to complete in-process developments and redevelopments, and $1.4 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. To meet our cash requirements, we plan to use funds from operations and from our existing unsecured credit facilities, proceeds from capital recycling, and when the capital markets are favorable, issue long term fixed rate debt and common equity.

At September 30, 2012, we had seven development projects that were either under construction or in lease up, compared to nine development projects at December 31, 2011. The following table details our development projects as of September 30, 2012 (in thousands, except cost per square foot):

Property Name	Development Start Date	Anchor Opens	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	7/1/2013	$60,863	$46,732	203	$300
South Bay Village	Q1-12	9/1/2012	28,614	4,747	107	267
Kent Place	Q1-11	10/1/2012	9,119	964	48	190
Shops at Erwin Mill	Q2-12	2/1/2014	14,384	7,092	90	160
Northgate Marketplace	Q4-11	10/1/2012	19,440	2,049	81	240
Southpark at Cinco Ranch	Q1-12	11/1/2012	31,557	12,604	243	130
Grand Ridge Plaza	Q2-12	6/1/2013	77,721	54,294	326	238
Total			$241,698	$128,482	1,098	$220	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average

The following table details our developments completed during 2012 (in thousands, except cost per square foot):

Property Name	Completion Date	Net Development Costs (1)	Company Owned GLA	Cost per square foot of GLA (1)
Centerplace of Greeley III Ph II	Q2-12	$2,110	25	84
Nocatee Town Center	Q3-12	14,304	70	204
Suncoast Crossing Ph II	Q3-12	7,253	9	806
Village at Lee Airpark	Q2-12	24,107	88	274
Harris Crossing	Q3-12	8,407	65	129
Market at Colonnade	Q3-12	15,270	58	263
(1) Amount represents costs, includes leasing costs, net of tenant reimbursements.
We plan to continue developing projects for long-term investment purposes and have a staff of employees who directly support our development program. Internal costs attributable to these development activities are capitalized as part of each development project. During the nine months ended September 30, 2012, we capitalized $2.5 million of interest expense and $8.2 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of development activity could adversely impact results of operations by reducing the amount of internal costs capitalizable to development projects. A 10% reduction in development activity without a corresponding decrease in indirect project costs would result in an additional charge of approximately $859,000 to earnings.

Investments in Real Estate Partnerships

At September 30, 2012 and December 31, 2011, we had investments in real estate partnerships of $450 million and $386.9 million, respectively. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at September 30, 2012 and December 31, 2011 (dollars in thousands):

	2012	2011
Number of Co-investment Partnerships	18	16
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	144	147
Combined Assets (3)	$3,423,999	3,501,775
Combined Liabilities (3)	$1,894,506	1,992,213
Combined Equity (3)	$1,529,493	1,509,562
Regency’s Share of (1)(2)(3):
Assets	$1,143,957	1,160,954
Liabilities	$617,928	648,533
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

(3) Excludes the assets and liabilities of BRE Throne, LLC ("BRET") as Regency does not provide either leasing or property management services to the portfolio of properties sold to BRET.
Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with six co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $19.4 million and $20.8 million for the nine months ended September 30, 2012 and 2011, respectively, including $5 million of non-recurring transaction fees from our co-investment partnerships in 2011.
Our investments in real estate partnerships as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Ownership	2012	2011
GRI - Regency, LLC (GRIR)	40.00%	$282,682	262,018
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	17,416	20,335
Columbia Regency Partners II, LLC (Columbia II)	20.00%	8,952	9,686
Cameron Village, LLC (Cameron)	30.00%	16,717	17,110
RegCal, LLC (RegCal)	25.00%	17,540	18,128
Regency Retail Partners, LP (the Fund)	20.00%	15,637	16,430
US Regency Retail I, LLC (USAA)	20.01%	2,428	3,093
BRE Throne Holdings, LLC (BRET)	47.80%	48,429	—
Other investments in real estate partnerships	24.95% - 50.00%	40,220	40,082
Total		$450,021	386,882
Notes Payable - Investments in Real Estate Partnerships
At September 30, 2012, our investments in real estate partnerships, excluding BRET, had notes payable of $1.8 billion maturing through 2028, of which 99.3% had weighted average fixed interest rates of 5.6%, and the remaining notes payable had a variable interest rate based on LIBOR plus 300 basis points, with a floor of 4.0%. These loans are all non-recourse and our pro-rata share was $578.5 million.

As of September 30, 2012, scheduled principal payments and maturities on notes payable held by our investments in real estate partnerships, excluding BRET, were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments (1)	Mortgage Loan Maturities (1)	Unsecured Maturities (1)	Total (1)	Regency’s Pro-Rata Share (1)
2012	$4,344	5,601	1,500	11,445	3,201
2013	19,215	24,373	—	43,588	15,957
2014	21,325	65,733	—	87,058	27,433
2015	21,895	130,796	—	152,691	49,619
2016	19,139	329,757	—	348,896	105,638
Beyond 5 Years	95,476	1,034,288	—	1,129,764	376,868
Unamortized debt premiums, net	—	1,283	—	1,283	(175)
Total	$181,394	1,591,831	1,500	1,774,725	578,541

(1) Excludes BRET.
Maturities through 2012 will be repaid through capital contributions.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations
Comparison of the three months ended September 30, 2012 to 2011:
Our revenues decreased by $3 million or 2.4% to $120 million in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$88,003	87,974	29
Percentage rent	378	430	(52)
Recoveries from tenants and other income	25,191	27,676	(2,485)
Management, transaction, and other fees	6,441	6,940	(499)
Total revenues	$120,013	123,020	(3,007)

On July 25, 2012, we sold a 15-property portfolio for total consideration of $273.5 million, net of a $47.5 million retained investment in the acquiring real estate partnership. As of September 30, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, based on our continuing involvement. As a result of this sale, minimum rent decreased $5.6 million in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This decrease was offset by an increase in minimum rent due to increased average occupancy levels at our consolidated operating centers from 92.6% leased at September 30, 2011 to 94.0% leased at September 30, 2012, combined with a 210 basis points increase in average base rent per square foot (psf) from $16.53 psf for the three months ended September 30, 2011 to $16.87 psf for the three months ended September 30, 2012. Minimum rent also increased $1.4 million due to the acquisition of four operating properties since September 30, 2011.
Recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income, which for the three months ended September 30, 2011, included miscellaneous income of $1.9 million from the return of premiums from our insurance company for the June 2010 to June 2011 policy year, net of expected losses. This return was $3.4 million in 2012, but was received in the second quarter of 2012. The remaining decrease was primarily a result of the 15-property portfolio sale and a decline in operating and maintenance expense as discussed below.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$1,637	1,683	(46)
Property management fees	3,518	3,667	(149)
Leasing commissions and other fees	1,286	1,590	(304)
	$6,441	6,940	(499)

Our operating expenses increased by $0.1 million or 0.1% to $77.2 million in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Depreciation and amortization	$30,155	32,497	(2,342)
Operating and maintenance	16,389	17,693	(1,304)
General and administrative	15,641	11,671	3,970
Real estate taxes	13,306	13,181	125
Other expenses	1,660	2,194	(534)
Total operating expenses	$77,151	77,236	(85)

Depreciation and amortization expense and operating and maintenance expense decreased $2.3 million and $1.3 million, respectively, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the 15-property portfolio sale offset by increases in operating expenses from the acquisition of four operating properties since September 30, 2011. General and administrative expenses increased primarily due to a $3 million increase in nonqualified deferred compensation plan expense, related to the change in plan liabilities from September 30, 2011 to September 30, 2012. The related change in deferred compensation plan assets of $3 million are included in net investment income, below.
The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$27,462	30,867	(3,405)
Gain on sale of real estate	(228)	—	(228)
Provision for impairment	1,147	6,362	(5,215)
Early extinguishment of debt	852	—	852
Net investment (income) loss from deferred compensation plan	(752)	2,283	(3,035)
	$28,481	39,512	(11,031)
During the the three months ended September 30, 2012, we sold one out-parcel and received net proceeds of approximately $674,000 and recognized a gain of approximately $228,000, whereas during the three months ended September 30, 2011, we had no out-parcel sales.
During the three months ended September 30, 2012, we recognized a $1.1 million provision for impairment as a result of the 15-property portfolio sale. During the three months ended September 30, 2011, we recognized a $6.4 million impairment related to a single operating property, which exhibited economic declines in the shopping center's trade area coupled with significant competition from nearby shopping centers.
On July 20, 2012, we repaid the entire $150 million outstanding balance on our Term Loan. As a result of this early extinguishment of debt, we wrote-off approximately $852,000 in loan costs.
The deferred compensation plan is designed such that changes in investment results are mirrored by the changes in participant obligations, which are recorded within general and administrative expenses. As such, there is minimal impact to operating results from the plan. This increase in net investment loss from deferred compensation plan related to the change in plan assets from September 30, 2011 to September 30, 2012 and is consistent with the change in plan liabilities.
The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$25,811	29,054	(3,243)
Interest on unsecured credit facilities	887	396	491
Capitalized interest	(1,231)	(336)	(895)
Hedge interest	2,374	2,367	7
Interest income	(379)	(614)	235
	$27,462	30,867	(3,405)
Interest expense on notes payable decreased and interest on unsecured credit facilities increased during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our Term Loan and $800 million Line of Credit at lower interest rates. Additional interest was capitalized during 2012 due to increased development activity.

Our equity in income of investments in real estate partnerships changed by approximately $0.6 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,819	2,209	610
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	43	(43)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	607	2,004	(1,397)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	99	48	51
Cameron Village, LLC (Cameron)	30.00%	131	90	41
RegCal, LLC (RegCal)	25.00%	181	40	141
Regency Retail Partners, LP (the Fund)	20.00%	97	99	(2)
US Regency Retail I, LLC (USAA)	20.01%	83	(45)	128
BRE Throne Holdings, LLC (BRET)	47.80%	929	—	929
Other investments in real estate partnerships	50.00%	457	337	120
Total		$5,403	4,825	578
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The increase in our equity in income in investments in real estate partnerships for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, is primarily due to the new ownership joint venture interest retained as part of the 15-property portfolio sale. This increase is offset by a decline in our equity in income from the Columbia I partnership related to $1.7 million of income recognized during the three months ended September 30, 2011 for our pro-rata share of the net gain on extinguishment of debt for one disposed operating property.
Income from discontinued operations was approximately $36,000 for the three months ended September 30, 2012, compared to $3.4 million for the three months September 30, 2011, which included $2.3 million in gains, net of taxes, from the sale of three operating properties for net proceeds of $16.3 million and the operations, including impairment, of the shopping centers sold.
Preferred stock dividends increased $3 million during the three months ended September 30, 2012, from $4.9 million during the three months ended September 30, 2011 to $7.9 million during the three months ended September 30, 2012. The increase is attributable to the $2.3 million non-cash charge for the deemed distribution recognized upon redemption of the Series 5 Preferred Stock during the three months ended September 30, 2012, as well as the impact of additional dividends on the Series 6 Preferred Stock issued in February 2012 and Series 7 Preferred Stock issued in September 2012.
Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended September 30, 2012 was $11.6 million, an increase of $3.1 million as compared to net income of $8.5 million for the three months ended September 30, 2011. The higher net income primarily resulted from the decrease in other expense from 2011 to 2012, as discussed above. Our diluted net income per share was $0.13 for the three months ended September 30, 2012 as compared to diluted net income per share of $0.09 for the three months ended September 30, 2011.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended September 30, 2012 was $11.7 million, an increase of $3.1 million as compared to net income of $8.5 million for the three months ended September 30, 2011 for the same reasons stated above. Our diluted net income per unit was $0.13 for the three months ended September 30, 2012 as compared to net income per unit of $0.09 for the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 to 2011:
Our revenues increased by $5.2 million or 1.4% to $376.5 million in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$272,590	261,702	10,888
Percentage rent	1,935	1,487	448
Recoveries from tenants and other income	81,933	81,170	763
Management, transaction, and other fees	20,060	26,993	(6,933)
Total revenues	$376,518	371,352	5,166

Minimum rent increased $10.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 despite a $5.2 million decrease attributable to the 15-property portfolio sale. This increase in minimum rent is due to increased average occupancy levels at our consolidated operating centers from 92.6% leased at September 30, 2011 to 94.0% leased at September 30, 2012, combined with an 137 basis point increase in average base rent psf from $16.56 psf for the nine months ended September 30, 2011 to $16.79 psf for the nine months ended September 30, 2012. Minimum rent also increased $3.1 million due to the acquisition of four operating properties since September 30, 2011.
As noted above, recoveries from tenants represent their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income, which for the nine months ended September 30, 2012 and September 30, 2011 included miscellaneous income of $3.4 million and $1.9 million, respectively, from the return of premiums from our insurance company, net of expected losses. This increase was offset by declines resulting from the 15-property portfolio sale.
We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$4,889	5,089	(200)
Property management fees	10,665	11,339	(674)
Transaction fees	—	5,000	(5,000)
Leasing commissions and other fees	4,506	5,565	(1,059)
	$20,060	26,993	(6,933)

The decrease in transaction fees was due to the $5 million disposition fee and approximately $625,000 consulting fees we received as a result of the DESCO DIK liquidation during the nine months ended September 30, 2011. Asset management fees, property management fees, and leasing commissions and other fees primarily decreased due to the sale of seven properties held by our co-investment partnerships since September 30, 2011.
Our operating expenses increased by approximately $453,000 or 0.2% to $240.5 million in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Depreciation and amortization	$95,866	98,047	(2,181)
Operating and maintenance	52,702	53,833	(1,131)
General and administrative	45,783	43,801	1,982
Real estate taxes	42,628	41,137	1,491
Other expenses	3,516	4,130	(614)
Total operating expenses	$240,495	240,948	(453)

Depreciation and amortization expense and operating and maintenance expense decreased $2.2 million and $1.1 million, respectively, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due primarily to the 15-property portfolio sale offset by increases in operating expenses from the acquisition of four operating properties since September 30, 2011. General and administrative expenses increased $2 million primarily due to a

$2.1 million increase in nonqualified deferred compensation plan expense, related to the change in plan liabilities over the prior year.
The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$84,796	92,297	(7,501)
Gain on sale of real estate	(2,041)	—	(2,041)
Provision for impairment	24,655	6,362	18,293
Early extinguishment of debt	852	—	852
Net investment (income) loss from deferred compensation plan	(1,836)	1,395	(3,231)
	$106,426	100,054	6,372
During the the nine months ended September 30, 2012, we sold six out-parcels and received net proceeds of $10.4 million and recognized a gain of $2 million, whereas during the nine months ended September 30, 2011, we sold four out-parcels for net proceeds of $2.1 million and recognized no gain.
As discussed above, on July 25, 2012, we sold a 15-property portfolio for total consideration of $273.5 million, net of a $47.5 million retained investment in the acquiring real estate partnership. As a result of this sale, we recognized a net impairment loss of $19.1 million during the nine months ended September 30, 2012. Additional impairment of $5.5 million was recognized related to an operating property and three land parcels, of which two land parcels were sold during the the second quarter of 2012. The operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairment. During the nine months ended September 30, 2011, a $6.4 million provision for impairment was recognized related to a single operating property, which exhibited economic declines in the shopping center's trade area coupled with significant competition from nearby shopping centers.
On July 20, 2012, we repaid the entire $150 million outstanding balance on our Term Loan. As a result of this early extinguishment of debt, we wrote-off approximately $852,000 in loan costs.
The $3.2 million increase in net investment income from deferred compensation plan related to the change in the fair value of plan assets from September 30, 2011 to September 30, 2012 and is consistent with the change in plan liabilities.
The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$77,854	87,123	(9,269)
Interest on unsecured credit facilities	3,594	1,169	2,425
Capitalized interest	(2,477)	(1,293)	(1,184)
Hedge interest	7,117	7,100	17
Interest income	(1,291)	(1,802)	511
	$84,797	92,297	(7,500)
Interest on notes payable decreased and interest on unsecured credit facilities increased during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our Term Loan and $800 million Line of Credit at lower interest rates. Additional interest was capitalized during 2012 due to increased development activity.

Our equity in income (loss) of investments in real estate partnerships changed by approximately $14.4 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,090	4,950	2,140
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	(316)	316
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	8,191	2,488	5,703
Columbia Regency Partners II, LLC (Columbia II)	20.00%	264	161	103
Cameron Village, LLC (Cameron)	30.00%	494	280	214
RegCal, LLC (RegCal)	25.00%	362	301	61
Regency Retail Partners, LP (the Fund)	20.00%	285	174	111
US Regency Retail I, LLC (USAA)	20.01%	237	209	28
BRE Throne Holdings, LLC (BRET)	47.80%	929	—	929
Other investments in real estate partnerships	50.00%	1,321	(3,459)	4,780
Total		$19,173	4,788	14,385
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The increase in our equity in income (loss) in investments in real estate partnerships for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily due to the recognition of our pro-rata share of the $34.5 million gain on sale of an investment in the Columbia I partnership during the three months ended June 30, 2012, our the new ownership joint venture interest retained as part of the portfolio sale during the three months ended September 30, 2012, and a $4.6 million impairment recognized on one investment in a real estate partnership during the three months ended March 31, 2011. This increase is offset by a decline in our equity in income from the Columbia I partnership related to $1.7 million of income recognized in the three months ended September 30, 2011 for our pro-rata share of the net gain on extinguishment of debt for one disposed operating property.
Income from discontinued operations was $9.1 million for the nine months ended September 30, 2012 and includes $8.6 million in gains, net of taxes, from the sale of four operating properties for net proceeds of $39.2 million and the operations of the shopping centers sold. Income from discontinued operations was $6.5 million for the nine months ended September 30, 2011 and includes $2.3 million in gains, net of taxes, from the sale of three operating properties for net proceeds of $16.3 million and the operations, including impairment, of the shopping centers sold.
A loss was attributable to noncontrolling interests of our preferred unit investors during the nine months ended September 30, 2012 related to writing off the original preferred unit issuance costs of approximately $842,000 upon their redemption in February 2012, offset by the redemption discount of $1.9 million.
Preferred stock dividends increased $12.5 million during the nine months ended September 30, 2012, from $14.8 million during the nine months ended September 30, 2011 to $27.3 million during the nine months ended September 30, 2012. The increase is attributable to the $7 million and $2.3 million non-cash charges for the deemed distribution recognized upon redemption of the Series 3 and 4 Preferred Stock and Series 5 Preferred Stock, respectively, during the nine months ended September 30, 2012, as well as the impact of additional dividends on the Series 6 Preferred Stock issued in February 2012 and Series 7 Preferred Stock issued in September 2012.
Related to our Parent Company's results, our net income attributable to common stockholders for the nine months ended September 30, 2012 was $30.5 million, an increase of $7 million as compared to net income of $23.6 million for the nine months ended September 30, 2011. The higher net income primarily resulted from the decrease in other expense from 2011 to 2012, as discussed above. Our diluted net income per share was $0.34 for the nine months ended September 30, 2012 as compared to diluted net income per share of $0.26 for the nine months ended September 30, 2011.
Related to our Operating Partnership results, our net income attributable to common unit holders for the nine months ended September 30, 2012 was $30.6 million, an increase of $7 million as compared to net income of $23.6 million for the nine months ended September 30, 2011 for the same reasons stated above. Our diluted net income per unit was $0.34 for the nine months ended September 30, 2012 as compared to net income per unit of $0.26 for the nine months ended September 30, 2011.

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

•
FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for net income as a measure of liquidity.

•
Core FFO represents FFO as defined above, excluding, but not limited to, transaction income or expense, gains or losses from the early extinguishment of debt, development and outparcel gains or losses and other non-core items.

The Company's reconciliation of property revenues and property expenses to Same Property NOI for the periods ended September 30, 2012 to 2011 is as follows (in thousands):

	Three months ended September 30,
	2012			2011
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$54,205	(34,421)	19,784	37,770	(26,673)	11,097
Less:
Management, transaction, and other fees	—	6,441	6,441	—	6,940	6,940
Other(2)	1,258	448	1,706	1,728	177	1,905
Plus:
Depreciation and amortization	26,078	4,077	30,155	26,264	6,233	32,497
General and administrative	—	15,641	15,641	—	11,671	11,671
Other operating expense, excluding provision for doubtful accounts	—	872	872	257	1,643	1,900
Other expense (income)	6,758	21,723	28,481	13,542	25,970	39,512
Equity in income (loss) of investments in real estate excluded from NOI(3)	11,341	5,666	17,007	17,136	355	17,491
NOI from properties sold	—	19	19	—	2,251	2,251
NOI	$97,124	6,688	103,812	93,241	14,333	107,574

	Nine months ended September 30,
	2012			2011
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$142,773	(94,003)	48,770	121,966	(86,828)	35,138
Less:
Management, transaction, and other fees	—	20,060	20,060	—	26,993	26,993
Other(2)	4,483	708	5,191	3,984	875	4,859
Plus:
Depreciation and amortization	77,690	18,176	95,866	79,483	18,564	98,047
General and administrative	—	45,783	45,783	—	43,801	43,801
Other operating expense, excluding provision for doubtful accounts	4	1,511	1,515	335	1,403	1,738
Other expense (income)	26,487	79,939	106,426	27,697	72,357	100,054
Equity in income (loss) of investments in real estate excluded from NOI(3)	46,254	2,814	49,068	52,411	9,945	62,356
NOI from properties sold	—	977	977	—	6,814	6,814
NOI	$288,725	34,429	323,154	277,908	38,188	316,096

(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.
(3) Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended September 30, 2012 to 2011 is as follows (in thousands, except share information):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reconciliation of Net income to Funds from Operations
Net income attributable to common stockholders	$11,637	8,510	$30,515	23,556
Adjustments to reconcile to Funds from Operations:
Depreciation and amortization - consolidated real estate	25,362	28,337	81,611	85,199
Depreciation and amortization - unconsolidated partnerships	10,639	10,793	32,516	33,023
Consolidated JV partners' share of depreciation	(184)	(177)	(548)	(559)
Provision for impairment (1)	1,146	6,699	23,655	11,279
Amortization of leasing commissions and intangibles	3,777	3,987	11,817	12,324
Gain on sale of operating properties, net of tax (1)	(451)	(2,212)	(16,529)	(2,237)
Loss from deferred compensation plan, net	—	64	—	1,120
Noncontrolling interest of exchangeable partnership units	39	27	116	77
Funds From Operations	$51,965	56,028	$163,153	163,782
Reconciliation of FFO to Core FFO
Funds from operations	$51,965	56,028	$163,153	163,782
Adjustments to reconcile to Core Funds from Operations:
Development and outparcel loss (gain), net of dead deal costs and tax (1)	449	613	(773)	(731)
Provision for impairment (1)	1	—	1,000	—
Provision for hedge ineffectiveness (1)	9	—	20	—
Loss (gain) on early debt extinguishment (1)	852	(1,738)	856	(1,740)
Original preferred stock issuance costs expensed	2,283	—	10,119	—
Gain on redemption of preferred units	—	—	(1,875)	—
One-time additional preferred dividend	—	—	1,750	—
Transaction fees and promotes	—	—	—	(5,000)
Core Funds From Operations	$55,559	54,903	$174,250	156,311

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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended September 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2012	—	—	—	—
August 1 through August 31, 2012	782	49.00	—	—
September 1 through September 30, 2012	—	—	—	—
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
Ex #    Description
10.    Material Contracts

10.1
First Amendment to Third Amended and Restated Credit Agreement dated as of September 13, 2012 by and among Regency Centers, L.P., the Borrower, Regency Centers Corporation, the Parent, each of the Lenders party hereto, and Wells Fargo Bank, National Association.

10.2	Equity Distribution Agreement among the Company, the Operating Partnership and Wells Fargo Securities, LLC dated August 10, 2012 (incorporated by reference from Form 8-K filed August 10, 2012).
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

November 9, 2012	REGENCY CENTERS CORPORATION
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 9, 2012	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Bruce M. Johnson Bruce M. Johnson, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)