Form 10-K
period 2012-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2013-03-01
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)
Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION
REGENCY CENTERS, L.P.
(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P.)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Regency Centers Corporation

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
6.625% Series 6 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
6.000% Series 7 Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Regency Centers, L.P.

Title of each class	Name of each exchange on which registered
None	N/A
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
Regency Centers Corporation              $ 4,187,374,700                    Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 90,395,745 as of February 21, 2013.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2012, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 18% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, as well as Series 6 and 7 Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 6 and 7 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about potential changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Parent Company and the Operating Partnership, collectively “Regency” or “the Company”, operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. We do not undertake any obligation to release publicly any revision to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein.

PART I
Item 1.    Business

Regency Centers Corporation began its operations as a real estate investment trust ("REIT") in 1993 and is the managing general partner in Regency Centers, L.P. We endeavor to be the preeminent, best-in-class national shopping center company distinguished by sustaining growth in shareholder value and compounding total shareholder return in excess of our peers. We work to achieve these goals through reliable growth in net operating income from a portfolio of dominant, infill shopping centers, balance sheet strength, value-added development capabilities and an engaged team of talented and dedicated people. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as "co-investment partnerships" or "joint ventures"). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At December 31, 2012, we directly owned 204 shopping centers (the “Consolidated Properties”) located in 24 states representing 22.5 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 144 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 17.8 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads ("out-parcels") to these same types of tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. At December 31, 2012, the consolidated shopping centers were 94.1% leased, as compared to 92.2% at December 31, 2011.
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
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new development and redevelopments of existing centers. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including property sales, equity offerings, and new debt.

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

We  recognize the importance of continually improving the environmental sustainability performance  of our real estate assets.  To date we have received LEED (Leadership in Energy and Environmental Design) certifications by the U.S. Green Building Council at seven shopping centers and have four additional in-process developments targeting certification.  We also continue to implement best practices in our operating portfolio to reduce our power and water consumption, in addition to other sustainability initiatives. We believe that the design, construction and operation of environmentally efficient shopping centers will contribute to our key strategic goals.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, gross leasable area, and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that our competitive advantages are driven by our locations within our market areas, the design and high quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 17 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2012, we had 368 employees and we believe that our relations with our employees are good.

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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	60	Chairman and Chief Executive Officer	1993
Brian M. Smith	57	President and Chief Operating Officer	2009 (1)
Lisa Palmer	44	Executive Vice President and Chief Financial Officer	2013 (2)
Dan M. Chandler, III	46	Managing Director - West	2009 (3)
John S. Delatour	54	Managing Director - Central	1999
James D. Thompson	59	Managing Director - East	1993

(1) In February 2009, Brian M. Smith, Managing Director and Chief Investment Officer of the Company since 2005, was appointed to the position of President. Prior to serving as our Managing Director and Chief Investment Officer, from March 1999 to September 2005, Mr. Smith served as Managing Director of Investments for our Pacific, Mid-Atlantic, and Northeast divisions.

(2) Lisa Palmer is our Executive Vice President and Chief Financial Officer. Ms. Palmer served as Senior Manager of Investment Services in 1996 and assumed the role of Vice President of Capital Markets in 1999. She served as Senior Vice President of Capital Markets from 2003 to 2012 until assuming the role of Chief Financial Officer in January 2013.

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

General Information

The Company's registrar and stock transfer agent is Wells Fargo Bank, N.A. (“Wells Fargo Shareowner Services”), Mendota Heights, MN. The Company offers a dividend reinvestment plan (“DRIP”) that enables its stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Wells Fargo toll free at (800) 468-9716 or the Company's Shareholder Relations Department at (904) 598-7000.
The Company's Independent Registered Public Accounting Firm is KPMG LLP, Jacksonville, Florida. The Company's legal counsel is Foley & Lardner LLP, Jacksonville, Florida.
Annual Meeting

The Company's annual meeting will be held at The Ponte Vedra Inn & Club, 200 Ponte Vedra Blvd, Ponte Vedra Beach, Florida, at 11:00 a.m. on Tuesday, May 7, 2013.

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
Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and lead to increased store closings;

•	adverse financial conditions for grocery and retail anchors;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	a shift in retail shopping from brick and mortar stores to Internet retailers and catalogs;

•	the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to sell, acquire or develop properties, and our cash available for distributions to stock and unit holders.

Our revenues and cash flow could be adversely affected by poor economic or market conditions where our properties are geographically concentrated, which may impede our ability to generate sufficient income to pay expenses and maintain our properties.
The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2012, our properties in California, Florida, and Texas accounted for 30.6%, 11.1%, and 11.0%, respectively, of our net income. Our revenues and cash available to pay expenses, maintain our properties, and for distributions to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate in California, Florida, or Texas relative to other geographic areas.
Loss of revenues from significant tenants could reduce distributions to stock and unit holders.

We derive significant revenues from anchor tenants such as Kroger, Publix, Safeway and Supervalu, which are our four most significant anchor tenants as they account for 4.3%, 4.2%, 3.3% and 2.1% respectively, of our total annualized base rent from Consolidated Properties plus our pro-rata share of annualized base rent from Unconsolidated Properties ("pro-rata basis"), which is recognized in equity in income (loss) of investment in real estate partnerships, for the year ended December 31, 2012. Distributions to stock and unit holders could be adversely affected by the loss of revenues in the event a significant tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. Some anchors have the right to vacate and prevent re-tenanting by paying rent for the balance of the lease term. If significant tenants vacate a property, then other tenants may be entitled to terminate their leases at the property.

Our net income depends on the success and continued occupancy of our tenants.
Our net income could be adversely affected in the event of bankruptcy or insolvency of any of our anchors or a significant number of our non-anchor tenants within a shopping center, or if we fail to lease significant portions of our new developments. The adverse impact on our net income may be greater than the loss of rent from the resulting unoccupied space because co-tenancy clauses in select centers may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.
A large percentage of our revenues are derived from smaller shop tenants and our net income could be adversely impacted if our smaller shop tenants are not successful.
A large percentage of our revenues are derived from smaller shop tenants (those occupying less than 10,000 square feet). Smaller shop tenants may be more vulnerable to negative economic conditions as they have more limited resources than larger tenants. The types of smaller shop tenants vary from retail shops to service providers. If we are unable to attract the right type or mix of smaller shop tenants into our centers, our net income could be adversely impacted.
We may be unable to collect balances due from tenants in bankruptcy.
Although minimum rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by that party.
Our real estate assets may be subject to impairment charges.
Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators, as described above, are not identified, management will not assess the recoverability of a property's carrying value.

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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
We are unable to predict the timing, severity, and length of adverse market and economic conditions. Adverse market and economic conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions to our stock and unit holders, and refinance debt. During adverse periods, there may be significant uncertainty in the valuation of our properties and investments that could result in a substantial decrease in their value. No assurance can be given that we would be able to recover the current carrying amount of all of our properties and investments in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of our common stock.
Our acquisition activities may not produce the returns that we expect.
Our investment strategy includes investing in high-quality shopping centers that are leased to market-dominant grocers, category-leading anchors, specialty retailers, or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties entails risks that include, but are not limited to, the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•
properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties' failure to achieve the returns we projected;

•
our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property;

•
our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition costs;

•
our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short, either of which could result in the property failing to achieve the returns we have projected, either temporarily or for a longer time; and

•	we may not be able to integrate an acquisition into our existing operations successfully.

Unsuccessful development activities or a slowdown in development activities could have a direct impact on our revenues and our revenue growth.

We actively pursue development activities as opportunities arise. Development activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	the ability to lease developments to full occupancy on a timely basis;

•	the risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process;

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•
the risk that the current size of our development pipeline will strain the organization's capacity to complete the developments within the targeted timelines and at the expected returns on invested capital; and

•	the lack of cash flow during the construction period.

If our developments are unsuccessful or we experience a slowdown in development activities, our revenue growth and/or operating expenses may be adversely impacted.

We may experience difficulty or delay in renewing leases or re-leasing space.
We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be adversely impacted.
We may be unable to sell properties when appropriate because real estate investments are illiquid.
Real estate investments generally cannot be sold quickly. Our inability to respond promptly to unfavorable changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stock and unit holders.
Geographic concentration of our properties makes our business vulnerable to natural disasters and severe weather conditions, which could have an adverse effect on our cash flow and operating results.
A significant portion of our property gross leasable area is located in areas that are susceptible to the harmful effects of earthquakes, tropical storms, hurricanes, tornadoes, wildfires, and similar natural disasters. As of December 31, 2012, approximately 23.4%, 14.9%, and 9.5% of our property gross leasable area, on a pro-rata basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants do not pay a pro rata share of these costs under their leases. These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
An uninsured loss or a loss that exceeds the insurance policies on our properties could subject us to loss of capital or revenue on those properties.
We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and consistent with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on or off the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, our tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stock and unit holders.
Loss of our key personnel could adversely affect the value of our Parent Company's stock price.
We depend on the efforts of our key executive personnel. Although we believe qualified replacements could be found for our key executives, the loss of their services could adversely affect our Parent Company's stock price.
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
Under various federal, state and local laws, an owner or manager of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation could exceed the value of the property and/or the aggregate assets of the owner or the responsible party. The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to borrow using the property as collateral. Any of these developments could reduce cash flow and our ability to make distributions to stock and unit holders.
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
We have implemented an online payment system where we receive certain information about our tenants that depends upon secure transmissions of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in information being obtained by unauthorized persons could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.
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
We have invested as a partner in a number of joint venture investments for the acquisition or development of properties. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The other partner might (i) have interests or goals that are inconsistent with our interests or goals or (ii) otherwise impede our objectives. The other partner also might become insolvent or bankrupt. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.

The termination of our co-investment partnerships could adversely affect our cash flow, operating results, and our ability to make distributions to stock and unit holders.
If co-investment partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset and property management fees from these co-investment partnerships, which could adversely affect our operating results and our cash available for distribution to stock and unit holders.
Risk Factors Related to Funding Strategies and Capital Structure
Higher market capitalization rates for our properties could adversely impact our ability to sell properties and fund developments and acquisitions, and could dilute earnings.

As part of our funding strategy, we sell operating properties that no longer meet our investment standards. These sales proceeds are used to fund the construction of new developments. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which could have a negative impact on our earnings.

We depend on external sources of capital, which may not be available in the future on favorable terms or at all.
To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we will likely not be able to fund all future capital needs, including capital for acquisitions or developments, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets.  In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are eligible to refinance.
In addition, our existing debt arrangements also impose covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements. Additional equity offerings may result in substantial dilution of stockholders' interests and additional debt financing may substantially increase our degree of leverage.
Without access to external sources of capital, we would be required to pay outstanding debt with our operating cash flows and proceeds from property sales.  Our operating cash flows may not be sufficient to pay our outstanding debt as it comes due and real estate investments generally cannot be sold quickly at a return we believe is appropriate.  If we are required to deleverage our business with operating cash flows and proceeds from property sales, we may be forced to reduce the amount of, or eliminate altogether, our distributions to stock and unit holders or refrain from making investments in our business.
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
Our unsecured notes, unsecured term loan, and unsecured line of credit contain customary covenants, including compliance with financial ratios, such as ratio of total debt to gross asset value and fixed charge coverage ratio. Fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") divided by the sum of interest expense and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. Our debt arrangements also restrict our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, and did not cure the breach within the applicable cure period, our lenders could require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loan, and unsecured line of credit are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.
Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

While a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities. Increases in interest rates would increase our interest expense on any variable rate debt, in addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures.
This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stock and unit holders.

Risk Factors Related to Interest Rates and the Market Price for Our Stock

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
Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes.
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
Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2012				December 31, 2011
Location	# Properties	GLA (in thousands)	% of Total GLA	% Leased	# Properties	GLA (in thousands)	% of Total GLA	% Leased
California	43	5,544	24.6%	95.1%	44	5,521	23.3%	91.1%
Florida	39	3,961	17.6%	93.0%	45	4,550	19.2%	92.6%
Texas	18	2,324	10.3%	95.2%	22	2,932	12.4%	93.5%
Ohio	10	1,402	6.2%	97.1%	12	1,592	6.7%	96.3%
Georgia	15	1,386	6.2%	93.1%	14	1,269	5.3%	89.1%
Colorado	14	1,163	5.2%	94.3%	14	1,162	4.9%	91.6%
Virginia	7	951	4.2%	94.2%	7	951	4.0%	92.9%
Illinois	4	748	3.3%	97.3%	5	863	3.6%	95.0%
North Carolina	9	743	3.3%	91.8%	9	837	3.5%	92.6%
Oregon	8	741	3.3%	91.2%	8	741	3.1%	90.8%
Washington	6	683	3.0%	92.8%	5	357	1.5%	94.1%
Missouri	4	408	1.8%	99.0%	4	408	1.7%	98.7%
Tennessee	5	392	1.7%	95.9%	6	479	2.0%	94.1%
Arizona	3	387	1.7%	88.1%	3	389	1.6%	84.0%
Massachusetts	2	357	1.6%	94.6%	2	360	1.5%	94.6%
Nevada	1	331	1.5%	91.1%	1	331	1.4%	88.7%
Pennsylvania	4	325	1.5%	99.1%	4	322	1.4%	98.4%
Delaware	2	243	1.1%	94.2%	2	243	1.0%	89.6%
Michigan	2	118	0.5%	43.9%	2	118	0.5%	39.2%
Maryland	1	88	0.4%	100.0%	1	88	0.4%	97.2%
Alabama	1	85	0.4%	86.2%	1	85	0.4%	86.2%
South Carolina	2	74	0.3%	100.0%	2	74	0.3%	98.1%
Indiana	3	55	0.2%	89.8%	3	55	0.2%	82.3%
Kentucky	1	23	0.1%	100.0%	1	23	0.1%	93.9%
Total	204	22,532	100.0%	94.1%	217	23,750	100.0%	92.2%
Certain Consolidated Properties are encumbered by mortgage loans of $474.0 million as of December 31, 2012.
The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $16.95 per square foot as of December 31, 2012.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships, excluding the properties of BRE Throne, LLC ("BRET") as the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment):

	December 31, 2012				December 31, 2011
Location	# Properties	GLA (in thousands)	% of Total GLA	% Leased	# Properties	GLA (in thousands)	% of Total GLA	% Leased
California	25	3,265	18.4%	95.7%	27	3,551	19.3%	95.5%
Virginia	22	2,789	15.7%	96.3%	21	2,780	15.1%	94.8%
Maryland	14	1,577	8.9%	92.9%	15	1,727	9.4%	92.9%
North Carolina	8	1,276	7.2%	96.4%	7	1,192	6.5%	95.8%
Texas	9	1,227	6.9%	95.9%	9	1,227	6.7%	96.0%
Illinois	8	1,067	6.0%	97.1%	10	1,328	7.2%	97.5%
Pennsylvania	7	982	5.5%	96.1%	7	982	5.3%	95.9%
Colorado	6	962	5.4%	93.0%	6	941	5.1%	95.5%
Florida	11	841	4.7%	93.7%	11	841	4.6%	93.2%
Minnesota	5	675	3.8%	97.5%	5	675	3.7%	98.4%
Washington	5	577	3.3%	94.5%	5	577	3.1%	90.9%
Ohio	2	532	3.0%	90.2%	2	532	2.9%	93.3%
South Carolina	4	286	1.6%	96.3%	4	286	1.6%	96.3%
Wisconsin	2	269	1.5%	96.9%	2	269	1.5%	93.5%
Georgia	3	244	1.4%	95.3%	3	243	1.3%	92.0%
Connecticut	1	180	1.0%	99.8%	1	180	1.0%	99.8%
New Jersey	2	157	0.9%	94.0%	2	157	0.9%	96.6%
Massachusetts	1	149	0.8%	95.4%	1	185	1.0%	98.1%
New York	1	141	0.8%	100.0%	—	—	—%	—%
Indiana	2	139	0.8%	91.9%	2	139	0.7%	93.1%
Alabama	1	119	0.7%	71.6%	1	119	0.6%	64.6%
Arizona	1	108	0.6%	89.2%	1	108	0.6%	92.1%
Oregon	1	93	0.5%	94.8%	1	93	0.5%	92.5%
Delaware	1	67	0.4%	100.0%	2	227	1.2%	89.3%
Dist. of Columbia	2	40	0.2%	100.0%	2	40	0.2%	100.0%
Total	144	17,762	100.0%	95.2%	147	18,399	100.0%	94.8%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.8 billion as of December 31, 2012.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $17.03 per square foot as of December 31, 2012.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus Regency's pro-rata share of Unconsolidated Properties, excluding the properties of BRET, as of December 31, 2012, based upon a percentage of total annualized base rent exceeding or equal to 0.5% (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	1,987	7.0%	$19,182	4.3%	40	7
Publix	1,948	6.9%	19,041	4.2%	53	1
Safeway	1,535	5.4%	14,696	3.3%	45	6
Supervalu	774	2.7%	9,559	2.1%	25	1
CVS	501	1.8%	8,051	1.8%	47	—
TJX Companies	573	2.0%	7,081	1.6%	27	—
Whole Foods	252	0.9%	5,485	1.2%	9	—
PETCO	264	0.9%	5,450	1.2%	32	—
Ahold	361	1.3%	5,134	1.1%	13	—
Ross Dress For Less	273	1.0%	4,341	1.0%	16	—
H.E.B.	295	1.0%	4,326	1.0%	5	—
Walgreens	150	0.5%	3,906	0.9%	13	—
JPMorgan Chase Bank	66	0.2%	3,599	0.8%	25	—
Sears Holdings	426	1.5%	3,445	0.8%	8	1
Trader Joe's	124	0.4%	3,373	0.7%	14	—
Starbucks	92	0.3%	3,335	0.7%	78	—
Wells Fargo Bank	72	0.3%	3,329	0.7%	34	—
Rite Aid	207	0.7%	3,206	0.7%	24	—
Bank of America	70	0.2%	3,183	0.7%	25	—
Sports Authority	141	0.5%	3,063	0.7%	4	—
Harris Teeter	248	0.9%	2,929	0.7%	8	—
Target	350	1.2%	2,884	0.6%	4	14
Subway	93	0.3%	2,832	0.6%	107	—
Toys "R" Us	176	0.6%	2,750	0.6%	7	—
Michael's	169	0.6%	2,579	0.6%	10	—
Wal-Mart	435	1.5%	2,466	0.5%	4	5
Hallmark	133	0.5%	2,406	0.5%	40	—
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

The following table sets forth a schedule of lease expirations for the next ten years and thereafter, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Minimum Rent (3)
(1)	173	218	0.8%	$4,697	1.0%
2013	936	1,854	7.3%	37,980	8.4%
2014	1,057	2,610	10.2%	52,016	11.6%
2015	1,059	2,312	9.1%	47,824	10.6%
2016	936	2,758	10.8%	48,383	10.8%
2017	1,011	3,303	12.9%	64,138	14.2%
2018	316	1,780	7.0%	28,336	6.3%
2019	158	1,271	5.0%	20,302	4.5%
2020	144	1,493	5.8%	22,711	5.0%
2021	174	1,245	4.9%	20,094	4.5%
2022	222	1,666	6.5%	25,845	5.8%
Thereafter	274	5,028	19.7%	78,048	17.3%
Total	6,460	25,538	100.0%	$450,374	100.0%
(1) Leases currently under month-to-month rent or in process of renewal.
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

See the following property table and also see Item 7, Management's Discussion and Analysis for further information about Regency's properties.

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles / Southern CA
Amerige Heights Town Center	2000	2000	89,181	100.0%	Albertsons, (Target)	—
Brea Marketplace (5)	2005	1987	352,226	98.1%	Sprout's Markets, Target	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare, Golfsmith
El Camino Shopping Center	1999	1995	135,728	95.1%	Von's Food & Drug	Sav-On Drugs
Granada Village (5)	2005	1965	225,528	97.9%	Sprout's Markets	Rite Aid, TJ Maxx, Stein Mart, PETCO, Homegoods
Hasley Canyon Village (5)	2003	2003	65,801	100.0%	Ralphs	—
Heritage Plaza	1999	1981	230,163	99.4%	Ralphs	CVS, Daiso, Mitsuwa Marketplace, Total Woman
Laguna Niguel Plaza (5)	2005	1985	41,943	96.4%	(Albertsons)	CVS
Marina Shores (5)	2008	2001	67,727	100.0%	Whole Foods	PETCO
Morningside Plaza	1999	1996	91,212	97.4%	Stater Bros.	—
Newland Center	1999	1985	149,140	96.0%	Albertsons	—
Plaza Hermosa	1999	1984	94,777	100.0%	Von's Food & Drug	Sav-On Drugs
Rona Plaza	1999	1989	51,760	100.0%	Superior Super Warehouse	—
Seal Beach (5)	2002	1966	96,858	97.8%	Von's Food & Drug	CVS
South Bay Village	2012	2012	107,706	100.0%	Orchard Supply Hardware	Homegoods
Twin Oaks Shopping Center (5)	2005	1978	98,399	100.0%	Ralphs	Rite Aid
Valencia Crossroads	2002	2003	172,856	98.8%	Whole Foods, Kohl's	—
Vine at Castaic	2005	2005	27,314	70.4%	—	—
Westridge Village	2001	2003	92,287	96.6%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	99.1%	El Super	—
Silverado Plaza (5)	2005	1974	84,916	100.0%	Nob Hill	Longs Drug
Gelson's Westlake Market Plaza	2002	2002	84,975	95.5%	Gelson's Markets	—
Oakbrook Plaza	1999	1982	83,286	99.3%	Albertsons	(Longs Drug)
Ventura Village	1999	1984	76,070	91.3%	Von's Food & Drug	—
Westlake Village Plaza and Center	1999	1975	190,529	90.2%	Von's Food & Drug and Sprouts	(CVS), Longs Drug, Total Woman
Falcon Ridge Town Center Phase I (5)	2003	2004	232,754	88.0%	Stater Bros., (Target)	Sports Authority, Ross Dress for Less, Michaels, Party City
Falcon Ridge Town Center Phase II (5)	2005	2005	66,864	100.0%	24 Hour Fitness	CVS
French Valley Village Center	2004	2004	98,752	95.3%	Stater Bros.	CVS
Indio Towne Center	2006	2010	179,505	85.6%	(Home Depot), (WinCo), Toys R Us	CVS, 24 Hour Fitness, PETCO, Party City
Jefferson Square	2007	2007	38,013	81.4%	Fresh & Easy	CVS
4S Commons Town Center	2004	2004	240,060	92.2%	Ralphs, Jimbo's...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Balboa Mesa Shopping Center	2012	1974	189,321	96.5%	Von's Food & Drug, Kohl's	CVS
Costa Verde Center	1999	1988	178,623	94.7%	Bristol Farms	Bookstar, The Boxing Club
El Norte Pkwy Plaza	1999	1984	90,549	84.2%	Von's Food & Drug	CVS
Friars Mission Center	1999	1989	146,897	100.0%	Ralphs	Longs Drug

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Navajo Shopping Center (5)	2005	1964	102,139	95.5%	Albertsons	Rite Aid, O'Reilly Auto Parts
Point Loma Plaza (5)	2005	1987	212,415	94.0%	Von's Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (5)	2005	1981	153,256	87.6%	Von's Food & Drug	(Longs Drug), 24 Hour Fitness
Twin Peaks	1999	1988	198,139	99.4%	Albertsons, Target	—
Uptown District	2012	1990	148,638	96.7%	Ralphs, Trader Joe's	—
Vista Village IV	2006	2006	11,000	45.5%	—	—
Vista Village Phase I (5)	2002	2003	129,009	96.7%	Krikorian Theaters, (Lowe's)	—
Vista Village Phase II (5)	2002	2003	55,000	45.5%	Frazier Farms	—

San Francisco / Northern CA
Auburn Village (5)	2005	1990	133,944	85.4%	Bel Air Market	Dollar Tree, Goodwill Industries, (CVS)
Bayhill Shopping Center (5)	2005	1990	121,846	100.0%	Mollie Stone's Market	CVS
Clayton Valley Shopping Center	2003	2004	260,205	92.9%	Fresh & Easy, Orchard Supply Hardware	Longs Drugs, Dollar Tree, Ross Dress For Less
Diablo Plaza	1999	1982	63,265	94.3%	(Safeway)	(CVS), Beverages & More
El Cerrito Plaza	2000	2000	256,035	98.9%	(Lucky's), Trader Joe's	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,413	95.8%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	92.4%	Safeway	—
Gateway 101	2008	2008	92,110	100.0%	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	—
Oak Shade Town Center	2011	1998	103,762	92.3%	Safeway	Office Max, Rite Aid
Pleasant Hill Shopping Center (5)	2005	1970	227,681	100.0%	Target, Toys "R" Us	Barnes & Noble, Ross Dress for Less
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe's	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company, Marshalls
Raley's Supermarket (5)	2007	1964	62,827	100.0%	Raley's	—
San Leandro Plaza	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)
Sequoia Station	1999	1996	103,148	94.2%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Pier 1
Strawflower Village	1999	1985	78,827	95.3%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,140	96.4%	Safeway	Longs Drug, Tassajara Valley Hardware
Woodside Central	1999	1993	80,591	100.0%	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza (5)	2005	1968	109,701	100.0%	Fresh & Easy	Sports Basement
Blossom Valley (5)	1999	1990	93,316	98.4%	Safeway	CVS
Loehmanns Plaza California	1999	1983	113,310	96.9%	(Safeway)	Longs Drug, Loehmann's
Mariposa Shopping Center (5)	2005	1957	126,658	100.0%	Safeway	Longs Drug, Ross Dress for Less
Snell & Branham Plaza (5)	2005	1988	92,352	100.0%	Safeway	—
West Park Plaza	1999	1996	88,104	98.4%	Safeway	Rite Aid
Golden Hills Promenade	2006	2006	241,846	95.8%	Lowe's	Bed Bath & Beyond, TJ Maxx
Five Points Shopping Center (5)	2005	1960	144,553	98.5%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods, PETCO
East Washington Place (4)	2011	2011	203,155	81.8%	(Target), Dick's Sporting Goods, TJ Maxx	—
Corral Hollow (5)	2000	2000	167,184	98.3%	Safeway, Orchard Supply & Hardware	Longs Drug

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft

Subtotal/Weighted Average (CA)			8,808,500	95.3%

FLORIDA

Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	98.3%	Publix	—
Grande Oak	2000	2000	78,784	94.7%	Publix	—

Jacksonville / North Florida
Anastasia Plaza	1993	1988	102,342	96.5%	Publix	—
Canopy Oak Center (5)	2006	2006	90,042	88.7%	Publix	—
Carriage Gate	1994	1978	76,784	86.8%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix), Target	—
Fleming Island	1998	2000	136,663	77.5%	Publix, (Target)	PETCO
Hibernia Pavilion	2006	2006	51,298	97.4%	Publix	—
Hibernia Plaza	2006	2006	8,400	16.7%	—	(Walgreens)
Horton's Corner	2007	2007	14,820	100.0%	—	Walgreens
John's Creek Center (5)	2003	2004	75,101	80.5%	Publix	—
Julington Village (5)	1999	1999	81,820	98.3%	Publix	(CVS)
Lynnhaven (5)	2001	2001	63,871	100.0%	Publix	—
Millhopper Shopping Center	1993	1974	80,421	100.0%	Publix	CVS
Newberry Square	1994	1986	180,524	91.1%	Publix, K-Mart	Jo-Ann Fabrics
Nocatee Town Center	2007	2007	69,679	100.0%	Publix	—
Oakleaf Commons	2006	2006	73,717	82.9%	Publix	(Walgreens)
Ocala Corners	2000	2000	86,772	98.6%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	93.5%	Publix, Burlington Coat Factory, Hobby Lobby	—
Pine Tree Plaza	1997	1999	63,387	100.0%	Publix	—
Plantation Plaza (5)	2004	2004	77,747	88.0%	Publix	—
Seminole Shoppes	2009	2009	73,241	98.1%	Publix	—
Shoppes at Bartram Park (5)	2005	2004	119,958	94.3%	Publix, (Kohl's)	(Tutor Time)
Shops at John's Creek	2003	2004	15,490	83.3%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center (5)	2001	2002	62,821	84.7%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	76.8%	Publix	CVS
Berkshire Commons	1994	1992	110,062	97.8%	Publix	Walgreens
Caligo Crossing	2007	2007	10,763	87.9%	(Kohl's)	—
Five Corners Plaza (5)	2005	2001	44,647	100.0%	Publix	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Garden Square	1997	1991	90,258	100.0%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	88.2%	Publix	—
Pebblebrook Plaza (5)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104	1998	1990	108,192	96.7%	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	1996	1982	109,949	91.7%	Publix	Bealls

Tampa / Orlando
Bloomingdale Square	1998	1987	267,736	98.6%	Publix, Wal-Mart, Bealls	Ace Hardware
East Towne Center	2002	2003	69,841	90.0%	Publix	—
Kings Crossing Sun City	1999	1999	75,020	98.7%	Publix	—
Marketplace Shopping Center	1995	1983	90,296	77.3%	LA Fitness	—
Northgate Square	2007	1995	75,495	95.8%	Publix	—
Regency Square	1993	1986	349,848	96.8%	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Ulta
Suncoast Crossing Phase I	2007	2007	108,434	94.8%	Kohl's	—
Suncoast Crossing Phase II	2008	2008	9,451	44.5%	(Target)	—
Town Square	1997	1999	44,380	95.7%	—	PETCO, Pier 1 Imports
Village Center	1995	1993	181,110	86.8%	Publix	Walgreens, Stein Mart
Westchase	2007	1998	78,998	95.2%	Publix	—
Willa Springs (5)	2000	2000	89,930	100.0%	Publix	—

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	111,625	88.5%	Publix	Citi Trends, Pet Supermarket
Chasewood Plaza	1993	1986	157,403	95.1%	Publix	Bealls, Books-A-Million
Island Crossing (5)	2007	1996	58,456	97.6%	Publix	—
Wellington Town Square	1996	1982	107,325	93.6%	Publix	CVS

Subtotal/Weighted Average (FL)			4,802,399	93.1%

VIRGINIA

Richmond
Gayton Crossing (5)	2005	1983	156,917	92.7%	Martin's, (Kroger)	—
Hanover Village Shopping Center (5)	2005	1971	88,006	86.6%	—	Tractor Supply Company, Floor Trader
Village Shopping Center (5)	2005	1948	111,177	96.7%	Martin's	CVS

Other Virginia
Ashburn Farm Market Center	2000	2000	91,905	100.0%	Giant Food	—
Ashburn Farm Village Center (5)	2005	1996	88,897	98.2%	Shoppers Food Warehouse	—
Braemar Shopping Center (5)	2004	2004	96,439	96.9%	Safeway	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Centre Ridge Marketplace (5)	2005	1996	104,100	100.0%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	97.5%	Safeway	PETCO
Culpeper Colonnade	2006	2006	131,707	94.0%	Martin's, (Target)	PetSmart, Staples
Fairfax Shopping Center	2007	1955	75,711	89.2%	—	Direct Furniture
Festival at Manchester Lakes (5)	2005	1990	165,130	100.0%	Shoppers Food Warehouse	—
Fortuna Center Plaza (5)	2004	2004	104,694	100.0%	Shoppers Food Warehouse, (Target)	Rite Aid
Fox Mill Shopping Center (5)	2005	1977	103,269	100.0%	Giant Food	—
Greenbriar Town Center (5)	2005	1972	339,939	96.0%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Hollymead Town Center (5)	2003	2004	153,739	95.0%	Harris Teeter, (Target)	Petsmart
Kamp Washington Shopping Center (5)	2005	1960	71,924	100.0%	—	Golfsmith
Kings Park Shopping Center (5)	2005	1966	74,496	100.0%	Giant Food	CVS
Lorton Station Marketplace (5)	2006	2005	132,445	100.0%	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center (5)	2006	2005	51,807	88.4%	—	ReMax
Market at Opitz Crossing	2003	2003	149,791	80.2%	Safeway	Hibachi Grill & Supreme Buffet
Saratoga Shopping Center (5)	2005	1977	113,013	100.0%	Giant Food	—
Shops at County Center	2005	2005	96,695	92.6%	Harris Teeter	—
Shops at Stonewall	2007	2011	307,845	100.0%	Wegmans, Dick's Sporting Goods	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Signal Hill (5)	2003	2004	95,172	100.0%	Shoppers Food Warehouse	—
Town Center at Sterling Shopping Center (5)	2005	1980	186,531	98.2%	Giant Food	Direct Furniture, Party Depot
Tysons Corner CVS (5)	2012	2012	12,900	100.0%	—	CVS
Village Center at Dulles (5)	2002	1991	297,572	92.1%	Shoppers Food Warehouse, Gold's Gym	CVS, Advance Auto Parts, Chuck E. Cheese, Staples, Goodwill, Tuesday Morning
Willston Centre I (5)	2005	1952	105,376	84.5%	—	CVS, Baileys Health Care
Willston Centre II (5)	2005	1986	135,862	98.6%	Safeway, (Target)	—

Subtotal/Weighted Average (VA)			3,740,215	95.7%

TEXAS

Austin
Hancock	1999	1998	410,438	97.9%	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	122,646	88.3%	Sprout's Markets	Office Depot
North Hills	1999	1995	144,020	99.8%	H.E.B.	—
Tech Ridge Center	2011	2001	187,350	92.7%	H.E.B.	Office Depot, Petco

Dallas / Fort Worth
Bethany Park Place (5)	1998	1998	98,906	98.0%	Kroger	—
Hickory Creek Plaza	2006	2006	28,134	77.6%	(Kroger)	—
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,938	88.2%	Tom Thumb	—

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Lebanon/Legacy Center	2000	2002	56,435	89.2%	(Wal-Mart)	—
Market at Preston Forest	1999	1990	96,353	100.0%	Tom Thumb	—
Mockingbird Common	1999	1987	120,321	93.1%	Tom Thumb	Ogle School of Hair Design
Prestonbrook	1998	1998	91,537	98.8%	Kroger	—
Rockwall Town Center	2002	2004	46,095	91.3%	(Kroger)	(Walgreens)
Shiloh Springs (5)	1998	1998	110,040	85.3%	Kroger	—
Signature Plaza	2003	2004	32,415	72.3%	(Kroger)	—

Houston
Alden Bridge (5)	2002	1998	138,953	99.0%	Kroger	Walgreens
Cochran's Crossing	2002	1994	138,192	98.8%	Kroger	CVS
Indian Springs Center (5)	2002	2003	136,625	100.0%	H.E.B.	—
Kleinwood Center (5)	2002	2003	148,964	90.3%	H.E.B.	(Walgreens)
Panther Creek	2002	1994	166,077	100.0%	Randall's Food	CVS, Sears Paint & Hardware (Sublease Morelands), The Woodlands Childrens Museum
Southpark at Cinco Ranch (4)	2012	2012	242,687	92.0%	Kroger, Academy	—
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (5)	2001	2000	134,045	94.5%	Kroger	Walgreens
Weslayan Plaza East (5)	2005	1969	169,693	100.0%	—	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West (5)	2005	1969	185,964	98.4%	Randall's Food	Walgreens, PETCO, Jo Ann's, Office Max, Tuesday Morning
Westwood Village	2006	2006	183,547	96.7%	(Target)	Gold's Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection (5)	2005	1974	103,796	93.8%	Randall's Food	—

Subtotal/Weighted Average (TX)			3,551,344	95.4%

COLORADO

Colorado Springs
Falcon Marketplace	2005	2005	22,491	84.9%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	91.8%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	92.4%	King Soopers	—

Denver
Applewood Shopping Center (5)	2005	1956	381,041	94.1%	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village (5)	2005	1957	159,237	79.3%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports
Belleview Square	2004	1978	117,331	100.0%	King Soopers	—
Boulevard Center	1999	1986	80,320	95.9%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,147	98.0%	King Soopers	Ace Hardware
Cherrywood Square (5)	2005	1978	96,667	98.4%	King Soopers	—
Crossroads Commons (5)	2001	1986	142,589	98.7%	Whole Foods	Barnes & Noble, Bicycle Village

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Hilltop Village (5)	2002	2003	100,030	93.8%	King Soopers	—
Kent Place	2011	2011	48,168	94.6%	King Soopers	—
Littleton Square	1999	1997	94,222	80.7%	King Soopers	—
Lloyd King Center	1998	1998	83,326	98.3%	King Soopers	—
Ralston Square Shopping Center (5)	2005	1977	82,750	96.7%	King Soopers	—
Shops at Quail Creek	2008	2008	37,585	100.0%	(King Soopers)	—
South Lowry Square	1999	1993	119,916	93.9%	Safeway	—
Stroh Ranch	1998	1998	93,436	96.8%	King Soopers	—
Centerplace of Greeley III	2007	2007	119,090	88.8%	Sports Authority	Best Buy, TJ Maxx

Subtotal/Weighted Average (CO)			2,124,917	93.7%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	94.1%	Fresh Market	Chuck E. Cheese, Party City, Rite Aid, Planet Fitness
Cochran Commons (5)	2007	2003	66,020	100.0%	Harris Teeter	(Walgreens)
Phillips Place (5)	2012	1996	133,059	99.3%	Dean & Deluca	Phillips Place Theater, Dean & Deluca
Providence Commons (5)	2010	1994	77,315	100.0%	Harris Teeter	Rite Aid

Greensboro
Harris Crossing	2007	2007	65,150	92.9%	Harris Teeter	—

Raleigh / Durham
Erwin Square (4)	2012	2012	89,830	67.9%	Harris Teeter	—
Southpoint Crossing	1998	1998	103,128	95.9%	Kroger	—
Woodcroft Shopping Center	1996	1984	89,833	95.4%	Food Lion	Triangle True Value Hardware
Cameron Village (5)	2004	1949	552,541	97.5%	Harris Teeter, Fresh Market
Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Bevello, The Cheshire Cat Gallery

Colonnade Center	2009	2009	57,637	96.0%	Whole Foods	—
Glenwood Village	1997	1983	42,864	96.8%	Harris Teeter	—

Lake Pine Plaza	1998	1997	87,690	95.2%	Kroger	—
Maynard Crossing (5)	1998	1997	122,782	84.5%	Kroger	—
Middle Creek Commons	2006	2006	73,634	95.1%	Lowes Foods	—
Shoppes of Kildaire (5)	2005	1986	145,101	96.5%	Trader Joe's	Home Comfort Furniture, Fitness Connection, Staples
Sutton Square (5)	2006	1985	101,025	97.1%	Fresh Market	Rite Aid
Village Plaza (5)	2012	1970	78,182	95.3%	Whole Foods	PTA Thrift Shop

Subtotal/Weighted Average (NC)			2,018,442	94.7%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft

OHIO

Cincinnati
Beckett Commons	1998	1995	121,318	95.7%	Kroger	—
Cherry Grove	1998	1997	195,513	98.0%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	396,861	97.5%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Indian Springs Market Center (5)	2005	2005	141,063	100.0%	Kohl's, (Wal-Mart Supercenter)	Office Depot, HH Gregg Appliances
Red Bank Village	2006	2006	164,317	98.0%	Wal-Mart	—
Regency Commons	2004	2004	30,770	94.5%	—	—
Sycamore Crossing & Sycamore Plaza (5)	2008	1966	390,957	86.6%	Fresh Market, Macy's Furniture Gallery, Toys 'R Us, Dick's Sporting Goods	Barnes & Noble, Old Navy, Staples, Identity Salon & Day Spa
Westchester Plaza	1998	1988	88,181	93.8%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	96.8%	Kroger	—
Kroger New Albany Center	1999	1999	93,286	94.1%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	100.0%	Kroger, (Home Depot)	—
Windmiller Plaza Phase I	1998	1997	140,437	98.5%	Kroger	Sears Hardware

Subtotal/Weighted Average (OH)			1,934,306	95.2%

ILLINOIS

Chicago
Civic Center Plaza (5)	2005	1989	264,973	98.9%	Super H Mart, Home Depot	O'Reilly Automotive, King Spa
Geneva Crossing (5)	2004	1997	123,182	98.8%	Dominick's	Goodwill
Glen Oak Plaza	2010	1967	62,616	100.0%	Trader Joe's	Walgreens, ENH Medical Offices
Hinsdale	1998	1986	178,960	97.2%	Dominick's	Goodwill, Cardinal Fitness
McHenry Commons Shopping Center (5)	2005	1988	99,448	92.6%	Hobby Lobby	Goodwill
Riverside Sq & River's Edge (5)	2005	1986	169,435	96.5%	Dominick's	Ace Hardware, Party City
Roscoe Square (5)	2005	1981	140,426	94.9%	Mariano's	Walgreens, Toys "R" Us
Shorewood Crossing (5)	2004	2001	87,705	93.4%	Dominick's	—
Shorewood Crossing II (5)	2007	2005	86,276	100.0%	—	Babies R Us, Staples, PETCO, Factory Card Outlet
Stonebrook Plaza Shopping Center (5)	2005	1984	95,825	100.0%	Dominick's	—
Westbrook Commons	2001	1984	123,855	92.4%	Dominick's	Goodwill
Willow Festival	2010	2007	382,837	98.4%	Whole Foods, Lowe's	CVS, DSW Warehouse, HomeGoods, Recreational Equipment, Best Buy

Subtotal/Weighted Average (IL)			1,815,538	97.2%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
MARYLAND

Baltimore
Elkridge Corners (5)	2005	1990	73,529	97.6%	Green Valley Markets	Rite Aid
Festival at Woodholme (5)	2005	1986	81,016	95.3%	Trader Joe's	—
Parkville Shopping Center (5)	2005	1961	161,735	92.5%	Giant Food	Parkville Lanes, Castlewood Realty (Sub: Herit)
Southside Marketplace (5)	2005	1990	125,146	96.1%	Shoppers Food Warehouse	Rite Aid
Valley Centre (5)	2005	1987	219,549	100.0%	—	TJ Maxx, Ross Dress for Less, HomeGoods, Staples, PetSmart
Village at Lee Airpark	2005	2005	87,557	100.0%	Giant Food, (Sunrise)	—

Other Maryland
Bowie Plaza (5)	2005	1966	102,904	97.9%	—	CVS, Fitness 4 Less
Clinton Park (5)	2003	2003	206,050	96.3%	G-Mart, Sears, (Toys "R" Us)	Fitness For Less
Cloppers Mill Village (5)	2005	1995	137,035	91.2%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (5)	2005	1978	22,328	75.4%	—	—
Goshen Plaza (5)	2005	1987	42,906	84.1%	—	CVS
King Farm Village Center (5)	2004	2001	118,326	96.3%	Safeway	—
Takoma Park (5)	2005	1960	104,079	100.0%	Shoppers Food Warehouse	—
Watkins Park Plaza (5)	2005	1985	113,443	56.5%	—	CVS
Woodmoor Shopping Center (5)	2005	1954	68,887	98.1%	—	CVS

Subtotal/Weighted Average (MD)			1,664,490	93.3%

GEORGIA

Atlanta
Ashford Place	1997	1993	53,449	98.1%	—	Harbor Freight Tools
Briarcliff La Vista	1997	1962	39,204	100.0%	—	Michaels
Briarcliff Village	1997	1990	189,551	94.2%	Publix	Office Depot, Party City, Shoe Carnival, TJ Maxx
Buckhead Court	1997	1984	48,317	97.5%	—	—
Cambridge Square	1996	1979	71,429	100.0%	Kroger	—
Cornerstone Square	1997	1990	80,406	95.7%	Aldi	CVS, Hancock Fabrics, Concentra
Delk Spectrum	1998	1991	100,539	69.2%	Publix	Eckerd
Dunwoody Hall (5)	1997	1986	89,551	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,169	86.2%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village	2004	1984	92,280	91.9%	Publix	Eckerd
King Plaza (5)	2007	1998	81,432	90.8%	Publix	—
Loehmanns Plaza Georgia	1997	1986	137,139	98.5%	—	Loehmann's, Office Max, Dance 101
Lost Mountain Crossing (5)	2007	1994	72,568	94.7%	Publix	—
Paces Ferry Plaza	1997	1987	61,698	93.5%	—	Harry Norman Realtors

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Powers Ferry Square	1997	1987	97,897	94.9%	—	CVS, PETCO
Powers Ferry Village	1997	1994	78,896	100.0%	Publix	Mardi Gras, Brush Creek Package
Russell Ridge	1994	1995	98,559	93.8%	Kroger	—
Sandy Springs	2012	1959	116,094	94.4%	—	Trader Joe's, Pier 1, Party City

Subtotal/Weighted Average (GA)			1,629,178	93.5%

PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (5)	2005	1958	46,228	100.0%	Ahart Market	—
Lower Nazareth Commons	2007	2007	90,210	98.2%	(Target), Sports Authority	PETCO
Stefko Boulevard Shopping Center (5)	2005	1976	133,899	88.3%	Valley Farm Market	—

Harrisburg
Silver Spring Square (5)	2005	2005	314,450	99.0%	Wegmans, (Target)	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta, PETCO

Philadelphia
City Avenue Shopping Center (5)	2005	1960	159,406	94.2%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	214,213	99.3%	Trader Joe's	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center	2006	2006	14,820	100.0%	—	Walgreens
Mercer Square Shopping Center (5)	2005	1988	91,400	96.7%	Wies Markets	—
Newtown Square Shopping Center (5)	2005	1970	146,959	94.9%	Acme Markets	Rite Aid
Warwick Square Shopping Center (5)	2005	1999	89,680	100.0%	Giant Food	—

Other Pennsylvania
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,307,265	96.8%

WASHINGTON

Portland
Orchards Market Center I (5)	2002	2004	100,663	100.0%	Wholesale Sports	Jo-Ann Fabrics, PETCO, (Rite Aid)
Orchards Market Center II	2005	2005	77,478	92.1%	LA Fitness	Office Depot

Seattle
Aurora Marketplace (5)	2005	1991	106,921	97.5%	Safeway	TJ Maxx
Cascade Plaza (5)	1999	1999	211,072	91.7%	Safeway	Fashion Bug, Jo-Ann Fabrics, Ross Dress For Less, Big Lots, Fitness Evolution
Eastgate Plaza (5)	2005	1956	78,230	97.3%	Albertsons	Rite Aid

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Grand Ridge (4)	2012	2012	326,022	88.6%	Safeway, Regal Cinemas	Port Blakey
Inglewood Plaza	1999	1985	17,253	88.4%	—	—
Overlake Fashion Plaza (5)	2005	1987	80,555	88.5%	(Sears)	Marshalls
Pine Lake Village	1999	1989	102,900	100.0%	Quality Foods	Rite Aid
Sammamish-Highlands	1999	1992	101,289	98.1%	(Safeway)	Bartell Drugs, Ace Hardware
Southcenter	1999	1990	58,282	97.0%	(Target)	—

Subtotal/Weighted Average (WA)			1,260,665	93.6%

OREGON

Portland
Greenway Town Center (5)	2005	1979	93,101	94.8%	Lamb's Thriftway	Rite Aid, Dollar Tree
Murrayhill Marketplace	1999	1988	148,967	81.2%	Safeway	—
Sherwood Crossroads	1999	1999	87,966	92.0%	Safeway	—
Sherwood Market Center	1999	1995	124,259	93.5%	Albertsons	—
Sunnyside 205	1999	1988	53,547	74.8%	—	—
Tanasbourne Market	2006	2006	71,000	100.0%	Whole Foods	—
Walker Center	1999	1987	89,610	91.4%	Bed Bath and Beyond	—

Other Oregon
Corvallis Market Center	2006	2006	84,548	100.0%	Trader Joe's	TJ Maxx, Michael's
Northgate Marketplace	2011	2011	80,953	98.8%	Trader Joe's	REI, PETCO, Ulta Salon

Subtotal/Weighted Average (OR)			833,951	91.6%

MINNESOTA

Minneapolis
Apple Valley Square (5)	2006	1998	184,841	100.0%	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Calhoun Commons (5)	2011	1999	66,150	100.0%	Whole Foods	—
Colonial Square (5)	2005	1959	93,248	100.0%	Lund's	—
Rockford Road Plaza (5)	2005	1991	205,479	95.1%	Rainbow Foods	PetSmart, HomeGoods, TJ Maxx
Rockridge Center (5)	2011	2006	125,213	94.6%	Cub Foods	—

Subtotal/Weighted Average (MN)			674,931	97.5%

MASSACHUSETTS

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Boston
Shops at Saugus	2006	2006	86,855	94.4%	Trader Joe's	La-Z-Boy, PetSmart
Twin City Plaza	2006	2004	270,242	94.6%	Shaw's, Marshall's	Rite Aid, K&G Fashion, Dollar Tree, Gold's Gym, Extra Space Storage
Speedway Plaza (5)	2006	1988	148,767	95.4%	Stop & Shop, Burlington Coat Factory	—

Subtotal/Weighted Average (MA)			505,864	94.8%

ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,293	91.4%	Safeway	—
Palm Valley Marketplace (5)	2001	1999	107,633	89.2%	Safeway	—
Pima Crossing	1999	1996	238,275	93.6%	Golf & Tennis Pro Shop, Inc.	Life Time Fitness, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	41.0%	—	—

Subtotal/Weighted Average (AZ)			494,911	88.4%

MISSOURI

St. Louis
Brentwood Plaza	2007	2002	60,452	96.5%	Schnucks	—
Bridgeton	2007	2005	70,762	97.3%	Schnucks, (Home Depot)	—
Dardenne Crossing	2007	1996	67,430	100.0%	Schnucks	—
Kirkwood Commons	2007	2000	209,703	100.0%	Wal-Mart, (Target), (Lowe's)	TJ Maxx, HomeGoods, Famous Footwear

Subtotal/Weighted Average (MO)			408,347	99.0%

TENNESSEE

Nashville
Harpeth Village Fieldstone	1997	1998	70,091	97.7%	Publix	—
Lebanon Center	2006	2006	63,800	94.0%	Publix	—
Northlake Village	2000	1988	137,807	92.2%	Kroger	PETCO
Peartree Village	1997	1997	109,506	100.0%	Harris Teeter	PETCO, Office Max

Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			392,112	95.9%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft

SOUTH CAROLINA

Charleston
Merchants Village (5)	1997	1997	79,649	97.0%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough Shopping Center (5)	1998	1993	82,333	93.9%	Publix	—

Columbia
Murray Landing (5)	2002	2003	64,359	100.0%	Publix	—

Other South Carolina
Buckwalter Village	2006	2006	59,601	100.0%	Publix	—
Surfside Beach Commons (5)	2007	1999	59,881	94.7%	Bi-Lo	—

Subtotal/Weighted Average (SC)			360,643	97.1%

Nevada

Las Vegas
Deer Springs Town Center	2007	2007	330,907	91.1%	(Target), Home Depot, Toys "R" Us	Michaels, PetSmart, Ross Dress For Less, Staples

Subtotal/Weighted Average (NV)			330,907	91.1%

DELAWARE

Dover
White Oak - Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
Pike Creek	1998	1981	232,031	94.0%	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn (5)	2005	1971	66,808	100.0%	—	Rite Aid

Subtotal/Weighted Average (DE)			309,747	95.5%

WISCONSIN

Whitnall Square Shopping Center (5)	2005	1989	133,421	98.4%	Pick 'N' Save	Harbor Freight Tools, Dollar Tree
Racine Centre Shopping Center (5)	2005	1988	135,827	95.4%	Piggly Wiggly	Golds Gym, Factory Card Outlet, Dollar Tree

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft
Subtotal/Weighted Average (WI)			269,248	96.9%

ALABAMA

Shoppes at Fairhope Village	2008	2008	84,740	86.2%	Publix	—
Valleydale Village Shop Center (5)	2002	2003	118,466	71.6%	Publix	—

Subtotal/Weighted Average (AL)			203,206	77.7%

INDIANA

Indianapolis
Greenwood Springs	2004	2004	28,028	85.1%	(Gander Mountain), (Wal-Mart Supercenter)	—
Willow Lake Shopping Center (5)	2005	1987	85,923	90.5%	(Kroger)	Party City
Willow Lake West Shopping Center (5)	2005	2001	52,961	94.3%	Trader Joe's	—

Other Indiana
Airport Crossing	2006	2006	11,924	88.6%	(Kohl's)	—
Augusta Center	2006	2006	14,533	100.0%	(Menards)	—

Subtotal/Weighted Average (IN)			193,369	91.3%

CONNECTICUT

Corbin's Corner (5)	2005	1962	179,865	99.8%	Trader Joe's	Toys "R" Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,865	99.8%

NEW JERSEY

Plaza Square (5)	2005	1990	103,891	97.2%	Shop Rite	—
Haddon Commons (5)	2005	1985	52,640	87.7%	Acme Markets	CVS

Subtotal/Weighted Average (NJ)			156,531	94.0%

NEW YORK

Lake Grove Commons (5)	2012	2008	141,382	100.0%	Whole Foods, LA Fitness	PETCO

Subtotal/Weighted Average (NY)			141,382	100.0%

Property Name (1)	Year Acquired	Year Con- structed (2)	Gross Leasable Area (GLA)	Percent Leased (3)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Drug Stores & Other Junior Anchors > 10,000 Sq Ft

MICHIGAN

State Street Crossing	2006	2006	21,049	86.7%	(Wal-Mart)	—
Fenton Marketplace	1999	1999	97,224	34.7%	—	Michaels

Subtotal/Weighted Average (MI)			118,273	43.9%

DISTRICT OF COLUMBIA

Shops at The Columbia (5)	2006	2006	22,812	100.0%	Trader Joe's	—
Spring Valley Shopping Center (5)	2005	1930	16,835	100.0%	—	CVS

Subtotal/Weighted Average (DC)			39,647	100.0%

KENTUCKY

Walton Towne Center	2007	2007	23,186	100.0%	(Kroger)	—

Subtotal/Weighted Average (KY)			23,186	100.0%

Total/Weighted Average			40,293,379	94.6%

(1) This table includes both Regency's Consolidated and Unconsolidated Properties ("Combined Portfolio") and excludes the properties of BRET as the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment

(2) Or latest renovation.
(3) Includes properties where the Company has not yet incurred at least 90% of the expected costs to complete and the anchor has not yet been open for at least two calendar years ("development properties" or "properties in development"). If development properties are excluded, the total percentage leased would be 94.8% for Company's Combined Portfolio of shopping centers.

(4) Property in development.
(5) Owned by a co-investment partnership with outside investors in which RCLP or an affiliate is the general partner or has a voting interest.
(6) A retailer that supports the Company's shopping center and in which the Company has no ownership is indicated by parentheses.

Item 3.    Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock (NYSE: REG) is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2012 and 2011.

	2012			2011
			Cash			Cash
Quarter	High	Low	Dividends	High	Low	Dividends
Ended	Price	Price	Declared	Price	Price	Declared
March 31	$44.78	40.90	0.4625	$45.36	40.90	0.4625
June 30	47.99	41.65	0.4625	47.51	41.00	0.4625
September 30	51.38	45.81	0.4625	47.90	34.11	0.4625
December 31	50.40	36.30	0.4625	41.64	32.30	0.4625

The Company has determined that the dividends paid during 2012 and 2011 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions
2012	$1.8500	1.3135	0.0185	0.5180
2011	$1.8500	0.6105	0.0185	1.2210
As of February 22, 2013, there were approximately 15,000 holders of common equity.
We intend to pay regular quarterly distributions to Regency Centers Corporations' common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions at least equal to 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, the Company may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2012. The Company did not repurchase any of its equity securities during the quarter-ended December 31, 2012.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index and the FTSE NAREIT Equity REIT Index since December 31, 2007. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Regency Centers Corporation, the S&P 500 Index,
and the FTSE NAREIT Equity REITs Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Regency Centers Corporation
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2012. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2012	2011	2010	2009		2008
Operating Data:
Revenues	$496,920	493,098	468,191	470,593		479,467
Operating expenses	321,258	318,128	306,100	294,802		258,789
Other expense	185,740	136,275	147,434	210,085		117,061
(Loss) Income before equity in income (loss) of investments in real estate partnerships	(10,078)	38,695	14,657	(34,294)		103,617
Equity in income (loss) of investments in real estate partnerships	23,807	9,643	(12,884)	(26,373)		5,292
Income (loss) from continuing operations before tax	13,729	48,338	1,773	(60,667)		108,909
Income tax expense (benefit) of taxable REIT subsidiary	13,224	2,994	(1,333)	1,883		(1,600)
Income (loss) from continuing operations	505	45,344	3,106	(62,550)		110,509
Income from discontinued operations	23,546	8,040	8,902	14,157		16,629
Income (loss) before gain on sale of real estate	24,051	53,384	12,008	(48,393)		127,138
Gain on sale of real estate	2,158	2,404	993	19,357		20,346
Net income (loss)	26,209	55,788	13,001	(29,036)		147,484
Net income attributable to noncontrolling interests	(342)	(4,418)	(4,185)	(3,961)		(5,333)
Net income (loss) attributable to the Company	25,867	51,370	8,816	(32,997)		142,151
Preferred stock dividends	(32,531)	(19,675)	(19,675)	(19,675)		(19,675)
Net (loss) income attributable to common stockholders	(6,664)	31,695	(10,859)	(52,672)		122,476

Funds from operations (1)	222,100	220,318	151,321	85,758		263,848
Core funds from operations (1)	230,937	213,148	199,357	207,971		240,449

Income per Common Share - diluted:
(Loss) income from continuing operations	$(0.34)	0.26	(0.25)	(0.89)		1.52
Income from discontinued operations	0.26	0.09	0.11	0.19		0.24
Net (loss) income attributable to common stockholders	$(0.08)	0.35	(0.14)	(0.70)		1.76

Other Information:
Net cash provided by operating activities	$257,215	217,633	138,459	195,804		211,314
Net cash provided by (used in) investing activities	3,623	(77,723)	(184,457)	51,545		(105,006)
Net cash used in financing activities	(249,891)	(145,569)	(32,797)	(164,279)		(105,144)
Distributions paid to common stockholders	164,747	160,478	149,117	159,670		199,528
Common dividends declared per share	1.85	1.85	1.85	2.11		2.90
Common stock outstanding including exchangeable operating partnership units	90,572	90,099	81,717	81,670		70,091
Ratio of earnings to fixed charges (3)	1.1	1.4	1.2	0.8	(2)	1.6

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,352,839	4,488,794	4,417,746	4,259,990		4,425,895
Total assets	3,853,458	3,987,071	3,994,539	3,992,228		4,158,568
Total debt	1,941,891	1,982,440	2,094,469	1,886,380		2,135,571
Total liabilities	2,107,547	2,117,417	2,250,137	2,061,621		2,416,824
Stockholders' equity	1,730,765	1,808,355	1,685,177	1,862,380		1,676,323
Noncontrolling interests	15,146	61,299	59,225	68,227		65,421
(1) FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Core FFO represents FFO, excluding, but not limited to, transaction income or expense, gains or losses from the early extinguishment of debt, development and outparcel gains or losses and other non-core items. See Supplemental Earnings Information within Item 7 for additional information and a reconciliation to the nearest GAAP measure.
(2) The Company's ratio of earnings to fixed charges was deficient in 2009 by $26.2 million in earnings, due to significant non-cash charges for impairment of real estate investments of $97.5 million.
(3) See Exhibit 12.1 for additional information regarding the computation of ratio of earnings to fixed charges.

Operating Partnership

	2012	2011	2010	2009		2008
Operating Data:
Revenues	$496,920	493,098	468,191	470,593		479,467
Operating expenses	321,258	318,128	306,100	294,802		258,789
Other expense	185,740	136,275	147,434	210,085		117,061
(Loss) income before equity in income (loss) of investments in real estate partnerships	(10,078)	38,695	14,657	(34,294)		103,617
Equity in income (loss) of investments in real estate partnerships	23,807	9,643	(12,884)	(26,373)		5,292
Income (loss) from continuing operations before tax	13,729	48,338	1,773	(60,667)		108,909
Income tax expense (benefit) of taxable REIT subsidiary	13,224	2,994	(1,333)	1,883		(1,600)
Income (loss) from continuing operations	505	45,344	3,106	(62,550)		110,509
Income from discontinued operations	23,546	8,040	8,902	14,157		16,629
Income (loss) before gain on sale of real estate	24,051	53,384	12,008	(48,393)		127,138
Gain on sale of real estate	2,158	2,404	993	19,357		20,346
Net income (loss)	26,209	55,788	13,001	(29,036)		147,484
Net income attributable to noncontrolling interests	(865)	(590)	(376)	(452)		(701)
Net income (loss) attributable to the Partnership	25,344	55,198	12,625	(29,488)		146,783
Preferred unit distributions	(31,902)	(23,400)	(23,400)	(23,400)		(23,400)
Net (loss) income attributable to common unit holders	(6,558)	31,798	(10,775)	(52,888)		123,383

Funds from operations (1)	222,100	220,318	151,321	85,758		263,848
Core funds from operations (1)	230,937	213,148	199,357	207,971		240,449

Income per common unit - diluted:
(Loss) income from continuing operations	$(0.34)	0.26	(0.25)	(0.89)		1.52
Income from discontinued operations	0.26	0.09	0.11	0.19		0.24
Net (loss) income attributable to common unit holders	$(0.08)	0.35	(0.14)	(0.70)		1.76

Other Information:
Net cash provided by operating activities	$257,215	217,633	138,459	195,804		211,314
Net cash provided by (used in) investing activities	3,623	(77,723)	(184,457)	51,545		(105,006)
Net cash used in financing activities	(249,891)	(145,569)	(32,797)	(164,279)		(105,144)
Distributions paid on common units	164,747	160,478	149,117	159,670		199,528
Ratio of earnings to fixed charges (3)	1.1	1.4	1.2	0.8	(2)	1.6

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,352,839	4,488,794	4,417,746	4,259,990		4,425,895
Total assets	3,853,458	3,987,071	3,994,539	3,992,228		4,158,568
Total debt	1,941,891	1,982,440	2,094,469	1,886,380		2,135,571
Total liabilities	2,107,547	2,117,417	2,250,137	2,061,621		2,416,824
Partners' capital	1,729,612	1,856,550	1,733,573	1,918,859		1,733,764
Noncontrolling interests	16,299	13,104	10,829	11,748		7,980
(1) FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Core FFO represents FFO, excluding, but not limited to, transaction income or expense, gains or losses from the early extinguishment of debt, development and outparcel gains or losses and other non-core items. See Supplemental Earnings Information within Item 7 for additional information and a reconciliation to the nearest GAAP measure.
(2) The Company's ratio of earnings to fixed charges was deficient in 2009 by $26.2 million in earnings, due to significant non-cash charges for impairment of real estate investments of $97.5 million.
(3) See Exhibit 12.1 for additional information regarding the computation of ratio of earnings to fixed charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner in Regency Centers, L.P. We endeavor to be the preeminent, best-in-class national shopping center company distinguished by sustaining growth in shareholder value and compounding total shareholder return in excess of our peers. We work to achieve these goals through reliable growth in net operating income from a portfolio of dominant, infill shopping centers, balance sheet strength, value-added development capabilities and an engaged team of talented and dedicated people. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as "co-investment partnerships" or "joint ventures"). The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At December 31, 2012, we directly owned 204 shopping centers (the “Consolidated Properties”) located in 24 states representing 22.5 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 144 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 17.8 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as by ground leasing or selling building pads ("out-parcels") to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. At December 31, 2012, the consolidated shopping centers were 94.1% leased, as compared to 92.2% at December 31, 2011.
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
We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including property sales, equity offerings, and new debt.
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

Real Estate Investments

Acquisition of Real Estate Investments

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

We strategically invest in entities that own, manage, acquire, develop and redevelop operating properties. We analyze our investments in real estate partnerships in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”), we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in real estate partnerships is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when making these determinations. We use the equity method of accounting for investments in real estate partnerships when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of investments in real estate partnerships in our consolidated statements of operations.

Development of Real Estate Assets and Cost Capitalization

We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets. Once a development property is substantially complete and held available for occupancy, costs are no longer capitalized. Other specifically identifiable development costs include pre-development costs essential to the development process, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering, and other professional fees related to evaluating the feasibility of developing a shopping center. At December 31, 2012 and 2011, the Company had capitalized pre-development costs of $3.5 million and $2.1 million, respectively, of which $2.3 million and $1.0 million, respectively, were refundable deposits. If we determine it is probable that a specific project undergoing due diligence will not be developed, we immediately expense all related capitalized pre-development costs not considered recoverable. During the years ended December 31, 2012, 2011, and 2010, we expensed pre-development costs of approximately $1.5 million, $241,000, and $520,000, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2012, 2011, and 2010, we capitalized interest of $3.7 million, $1.5 million, and $5.1 million, respectively, on our development projects. We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the years ended December 31, 2012, 2011, and 2010, we capitalized $10.3 million, $5.5 million, and $2.7 million, respectively, of direct internal costs incurred to support our development program. The capitalization of costs is directly related to the actual level of development activity occurring.

Valuation of Real Estate Investments

We evaluate whether there are any indicators that have occurred, including property operating performance and general market conditions, that would result in us determining that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. If such indicators occur, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and the resulting impairment, if any, could differ from the actual gain or loss recognized upon ultimate sale in an arms length transaction. If the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

We evaluate our investments in real estate partnerships for impairment whenever there are indicators, including underlying property operating performance and general market conditions, that the value of our investments in real estate partnerships may be impaired. An investment in a real estate partnerships is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that real estate partnerships on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the real estate partnerships, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate partnerships, the carrying value of the investment will be adjusted to an amount that reflects the estimated fair value of the investment.

The fair value of real estate investments is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization or the traditional discounted cash flow methods. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	December 31, 2012	December 31, 2011
Number of Properties	204	217
Properties in Development	4	7
Gross Leasable Area	22,532	23,750
% Leased – Operating and Development	94.1%	92.2%
% Leased – Operating	94.4%	93.2%
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio, excluding the properties held by BRET (GLA in thousands):

	December 31, 2012	December 31, 2011
Number of Properties	144	147
Gross Leasable Area	17,762	18,399
% Leased – Operating	95.2%	94.8%

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.
The following table summarizes leasing activity for the year ended December 31, 2012, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships, except for the BRET portfolio:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	695	2,143	$19.68	$4.33	$7.70
Renewals	1,105	2,967	$18.27	$0.32	$2.15
Total	1,800	5,110	$18.86	$2.00	$4.48

The following table summarizes our four most significant tenants, each of which is a grocery retailer, occupying our shopping centers at December 31, 2012:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	47	7.0%	4.3%
Publix	54	6.9%	4.2%
Safeway	51	5.4%	3.3%
Supervalu (3)	26	2.7%	2.1%
(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors and the properties of BRET.
(3) On January 10, 2013, SUPERVALU announced that it had entered into an agreement to sell its four largest grocery chains to an investor consortium. We will continue to closely monitor the pending sale and the impact, if any, on its shopping centers.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties as a result of slowing sales, lack of credit, changes in retail formats or increased competition. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.
We monitor the financial condition of our tenants. We communicate often with those tenants who have announced store closings or filed bankruptcy. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our total annualized base rent on a pro-rata basis.

Liquidity and Capital Resources
Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. On December 31, 2012, our cash balance was $22.3 million. We have an $800.0 million Line of Credit commitment (the "Line"), which matures in September 2016, that had an outstanding balance of $70.0 million at December 31, 2012 with remaining available borrowings of $730.0 million. As of December 31, 2012, we had the capacity to issue $128.0 million in common stock under various equity distribution agreements.
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$257,215	217,633	138,459
Net cash provided by (used in) investing activities	3,623	(77,723)	(184,457)
Net cash used in financing activities	(249,891)	(145,569)	(32,797)
Net increase (decrease) in cash and cash equivalents	$10,947	(5,659)	(78,795)
Net cash provided by operating activities:
Net cash provided by operating activities increased by $39.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to increased operating income, driven by higher occupancy, a decrease in interest expense, and timing of cash receipts and payments.
Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our quarterly dividend of $0.4625 per share, paid on February 27, 2013. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our share and unit holders, which were $188.4 million and $183.9 million for the years ended December 31, 2012 and 2011, respectively.
Net cash provided by (used in) investing activities:
Net cash provided by investing activities increased by $81.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Significant investing activity during the year ended December 31, 2012 included:

•
Receiving proceeds of $352.7 million from the sale of real estate including $273.5 million from the sale of a 15-property portfolio to a partnership in which Regency retained a non-controlling interest;

•	Contributing $14.2 million to a co-investment partnership for our pro rata ownership interest in Lake Grove Commons, a shopping center acquired in January 2012;

•	Contributing $37.6 million to a co-investment partnership for our pro rata share to repay maturing debt;

•	Contributing $6.6 million to a co-investment partnership for our pro rata share of redevelopment costs;

•	Contributing $1.7 million to a new co-investment partnership for our pro rata share of the acquisition of land;

•	Contributing $6.2 million to a new co-investment partnership for our pro rata ownership interest in Phillips Place, a shopping center acquired in December 2012; and

•
Capital expenditures incurred for the acquisition, development, redevelopment, improvement and leasing of our real estate properties was $320.6 million and $152.7 million for the years ended December 31, 2012, and 2011 (in thousands), respectively as follows:

	2012	2011	Change
Capital expenditures:
Acquisition of operating real estate	$156,026	70,629	85,397

Acquisition of land for development / redevelopment	$27,100	2,308	24,792
Development costs	71,702	24,813	46,889
Redevelopment costs	10,944	11,552	(608)
Tenant allowances	8,664	9,501	(837)
Capitalized interest	3,686	1,480	2,206
Capitalized direct compensation	10,312	5,538	4,774
Building improvements and other	32,180	26,877	5,303
Real estate development and capital improvements	$164,588	82,069	82,519
Total	$320,614	152,698	167,916

•
During the year ended December 31, 2012, we acquired five operating properties and five land parcels for $156.0 million and $27.1 million, respectively, compared to acquiring three operating properties and two land parcels for $70.6 million and $2.3 million, respectively, during the year ended December 31, 2011.

•	The increase in building improvements and other capital expenditures is due to normal ongoing improvements that may be capitalized for our existing centers.

•
During 2012, we started five new developments and one redevelopment as compared to starting four new developments and four redevelopments during 2011; however, two of the developments started in 2011 occurred during the fourth quarter of 2011 and contributed to the increased capitalization in 2012.

At December 31, 2012, we had four development projects that were either under construction or in lease up, compared to seven such development projects at December 31, 2011. The following table details our development projects as of December 31, 2012 (in thousands, except cost per square foot):

Property Name	Start Date	Estimated / Actual Anchor Opening	Estimated Net Development Costs After Partner Participation(1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	Aug-13	$60,562	$36,191	203	$298
Southpark at Cinco Ranch	Q1-12	Oct-12	31,532	7,730	243	130
Shops at Erwin Mill	Q2-12	Dec-13	14,384	5,448	90	160
Grand Ridge Plaza	Q2-12	Jun-13	81,074	50,151	326	249
Total			$187,552	$99,520	862	$218	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average

The following table details our developments completed during 2012 (in thousands, except cost per square foot):

Property Name	Completion Date	Net Development Costs (1)	Company Owned GLA	Cost per square foot of GLA (1)
Centerplace of Greeley III Ph II	Q2-12	$2,110	25	$84
Village at Lee Airpark	Q2-12	24,107	88	274
Nocatee Town Center	Q3-12	14,304	70	204
Suncoast Crossing Ph II (2)	Q3-12	7,253	9	806
Harris Crossing	Q3-12	8,407	65	129
Market at Colonnade	Q3-12	15,270	58	263
South Bay Village	Q4-12	28,419	108	263
Kent Place	Q4-12	9,119	48	190
Northgate Marketplace	Q4-12	19,448	81	240
Total		$128,437	552	$233

(1) Includes leasing costs, net of tenant reimbursements.
(2) Suncoast Crossing Phase II net development costs include land improvements that will benefit a third phase, for which development has not yet commenced.
We plan to continue developing projects for long-term investment purposes and have a staff of employees who directly support our development program. Internal costs attributable to these development activities are capitalized as part of each development project. During the year ended December 31, 2012, we capitalized $3.7 million of interest expense and $10.3 million of internal costs for direct compensation for development and redevelopment activity. Changes in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development projects that may be capitalized. A 10% reduction in development activity without a corresponding reduction in the compensation costs directly related to our development activities could result in an additional charge to net income of approximately $859,000.
Net cash provided or used in financing activities:
Net cash used in financing activities increased by $104.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Significant financing activities during the year ended December 31, 2012 include:

•	On January 15, 2012, the Operating Partnership repaid $192.4 million of maturing 6.75% ten-year unsecured notes;

•	On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding 7.45% Series D Preferred Units, at a 3.75% discount to par, for net redemption costs of $48.1 million;

•
On February 16, 2012, the Parent Company issued 10 million shares of 6.625% Series 6 Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, resulting in proceeds of $241.4 million, net of issuance costs;

•	On March 31, 2012, the Parent Company redeemed all issued and outstanding shares of 7.45% Series 3 and 7.25% Series 4 Cumulative Redeemable Preferred Shares for $200.0 million;

•
On August 23, 2012, the Parent Company issued 3 million shares of 6.00% Series 7 Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, resulting in proceeds of $72.5 million, net of issuance costs;

•	On September 13, 2012, the Parent Company redeemed all issued and outstanding shares of 6.70% Series 5 Cumulative Redeemable Preferred Shares for $75.0 million;

•
During the third quarter of 2012, the Parent Company issued 442,786 shares of common stock through its at-the-market ("ATM") common equity issuance program resulting in proceeds, net of commissions and issuance costs, of $21.5 million;

•
During 2012, we borrowed $250.0 million available under a Term Loan and repaid $150 million using the proceeds from the sale of real estate previously discussed. Our Term Loan has no remaining borrowing capacity and matures in December 2016.

We endeavor to maintain a high percentage of unencumbered assets. At December 31, 2012, 76.8% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times for the year ended December 31, 2012 as compared to 2.3 times for the year ended December 31, 2011. We define our coverage ratio as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
Through 2013, we estimate that we will require approximately $130.5 million to repay $16.7 million of maturing debt (excluding scheduled principal payments), $110.5 million to complete currently in-process developments and redevelopments, and $3.3 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new development or redevelop additional shopping centers, our cash requirements will increase. At December 31, 2012, our joint ventures had $24.4 million of scheduled secured mortgage loans and credit lines maturing through 2013. To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt.

Investments in Real Estate Partnerships

At December 31, 2012 and 2011, we had investments in real estate partnerships of $442.9 million and $386.9 million, respectively. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Number of Co-investment Partnerships	19	16
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	144	147
Combined Assets (1)	$3,434,954	3,501,775
Combined Liabilities (1)	$1,933,488	1,992,213
Combined Equity (1)	$1,501,466	1,509,562
Regency’s Share of (1)(2)(3):
Assets	$1,154,387	1,160,954
Liabilities	$635,882	648,533
(1) Excludes the assets and liabilities of BRET as the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment.
(2) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on the operations of Regency, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

(3) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis as further described in Note 4 to the Consolidated Financial Statements.

Investments in real estate partnerships are primarily comprised of co-investment partnerships in which we currently invest with six co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $25.4 million, $29.0 million and $25.1 million for the years ended December 31, 2012, 2011, and 2010 respectively. During the years ended December 31, 2011 and 2010 we received transaction fees from our co-investment partnerships of $5.0 million and $2.6 million, respectively, with no such fees received during 2012.
Our equity method investments in real estate partnerships as of December 31, 2012 and 2011 consist of the following (in thousands):

	Regency's Ownership	2012	2011
GRI - Regency, LLC (GRIR)	40.00%	$272,044	262,018
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	29	195
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	17,200	20,335
Columbia Regency Partners II, LLC (Columbia II)	20.00%	8,660	9,686
Cameron Village, LLC (Cameron)	30.00%	16,708	17,110
RegCal, LLC (RegCal)	25.00%	15,602	18,128
Regency Retail Partners, LP (the Fund)	20.00%	15,248	16,430
US Regency Retail I, LLC (USAA)	20.01%	2,173	3,093
BRE Throne Holdings, LLC (BRET)	47.80%	48,757	—
Other investments in real estate partnerships	50.00%	46,506	39,887
Total (1)		$442,927	386,882
(1) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis as further described in Note 4 to the Consolidated Financial Statements.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured credit facilities as described further below and in Note 8 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes:

•	Reserves for $9.3 million related to our pro-rata share of environmental remediation as discussed herein under Environmental Matters as the timing of the remediation payments is not currently known;

•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;

•	Letters of credit of $20.8 million issued to cover performance obligations on certain development projects, which will be satisfied upon completion of the development projects; and

•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in Note 13 to the Consolidated Financial Statements.

The following table of Contractual Obligations summarizes our debt maturities including interest, excluding recorded debt premiums or discounts that are not obligations, and our obligations under non-cancelable operating leases, sub-leases, and ground leases as of December 31, 2012, including our pro-rata share of obligations within co-investment partnerships (in thousands):

	Payments Due by Period
						Beyond 5
	2013	2014	2015	2016	2017	Years	Total
Notes Payable:
Regency (1)	$125,525	276,553	488,153	255,663	554,975	632,762	2,333,631
Regency's share of JV (1)	46,560	57,212	77,676	150,348	69,264	380,510	781,570

Operating Leases:
Regency	4,786	4,070	3,999	3,406	1,891	58	18,210

Subleases:
Regency	(229)	(117)	(94)	(32)	—	—	(472)

Ground Leases:
Regency	3,175	3,183	2,808	2,807	2,758	101,555	116,286
Regency's share of JV	208	208	208	208	208	10,534	11,574

Total	$180,025	341,109	572,750	412,400	629,096	1,125,419	3,260,799

(1) Amounts include interest payments.

Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities, not previously discussed. Our co-investment partnership properties have been financed with non-recourse loans. The Company has no guarantees related to these loans.

Results from Operations
Comparison of the years ended December 31, 2012 to 2011:
Our revenues increased by $3.8 million or 0.8% in 2012, as compared to 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$359,350	350,223	9,127
Percentage rent	3,327	2,996	331
Recoveries from tenants and other income	107,732	105,899	1,833
Management, transaction, and other fees	26,511	33,980	(7,469)
Total revenues	$496,920	493,098	3,822
Minimum rent increased $9.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 despite a $13.2 million decrease attributable to the sale of a 15-property portfolio on July 25, 2012. This portfolio was sold for total consideration of $273.5 million, net of a $47.5 million retained investment in the acquiring real estate partnership. As of December 31, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, based on our continuing involvement.
The increase in minimum rent is due to increased average occupancy levels at our consolidated properties from 92.2% leased at December 31, 2011 to 94.1% leased at December 31, 2012, combined with an increase in average base rent per square foot (psf) from $16.59 psf for the year ended December 31, 2011 to $16.86 psf for the year ended December 31, 2012. Minimum rent also increased $2.9 million due to the acquisition of five operating properties and four development properties since December 31, 2011.
Recoveries from tenants represent their share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income. Recoveries increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increased average occupancy, although recoveries were partially offset by declines in recovery revenue from the sale of real estate.
We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2012	2011	Change
Asset management fees	$6,488	6,705	(217)
Property management fees	14,224	14,910	(686)
Leasing commissions and other fees	5,799	7,365	(1,566)
Transaction fees	—	5,000	(5,000)
	$26,511	33,980	(7,469)

The decrease in fees in 2012 was primarily the result of the liquidation of the DESCO co-investment partnership during 2011, which included a $5.0 million disposition fee and a $1.0 million consulting fee we received as a result of the liquidation. Asset management fees, property management fees, and leasing commissions also declined as a result of the sale of properties held by our co-investment partnerships since December 31, 2011.

Our operating expenses increased by $3.1 million or 1.0% in 2012, as compared to 2011. The following table summarizes our operating expenses (in thousands):

	2012	2011	Change
Depreciation and amortization	$126,808	128,963	(2,155)
Operating and maintenance	69,900	71,707	(1,807)
General and administrative	61,700	56,117	5,583
Real estate taxes	55,604	54,622	982
Other expenses	7,246	6,719	527
Total operating expenses	$321,258	318,128	3,130

Depreciation and amortization expense and operating and maintenance expense decreased $2.2 million and $1.8 million, respectively, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to mild winter weather and a net reduction in the number of shopping centers owned during 2012 . General and administrative expense increased $5.6 million primarily due to an increase in incentive compensation expense as a result of exceeding performance targets.
The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$112,129	123,645	(11,516)
Provision for impairment	74,816	12,424	62,392
Early extinguishment of debt	852	—	852
Net investment (income) loss from deferred compensation plan	(2,057)	206	(2,263)
	$185,740	136,275	49,465
As discussed above, we sold a 15-property portfolio during 2012, and as a result of this sale, we recognized a net impairment loss of $18.1 million during the year ended December 31, 2012. Additional impairment of $56.7 million was recognized related to two operating properties and three land parcels. The majority of this impairment, $50.0 million, related to one operating property, which we determined was more likely than not to be sold before the end of its previously estimated hold period, which led to the impairment. This property is located in a master planned community of North Los Vegas, a market that was significantly impacted by the housing market crash.  This is the only property owned by us in this market, and we currently do not intend to hold the property for a term that we estimate would be necessary for us to recover our investment. The other operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to a $4.5 million impairment.
During the year ended December 31, 2011, a $12.4 million provision for impairment was recognized related to two operating properties, that exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which lead to the impairment.
On July 20, 2012, we repaid $150 million of our Term Loan, and as a result of this early extinguishment of debt, we expensed approximately $852,000 in loan costs.
The $2.3 million increase in net investment income from deferred compensation plan related to the change in the fair value of plan assets from December 31, 2011 to December 31, 2012 and is consistent with the change in plan liabilities.

The following table presents the change in net interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$103,610	116,343	(12,733)
Interest on unsecured credit facilities	4,388	1,746	2,642
Capitalized interest	(3,686)	(1,480)	(2,206)
Hedge interest	9,492	9,478	14
Interest income	(1,675)	(2,442)	767
	$112,129	123,645	(11,516)
Interest on notes payable decreased and interest on unsecured credit facilities increased during the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our Term Loan and $800 million Line of Credit at lower interest rates. Additional interest was capitalized during 2012 due to increased development activity.
Our equity in income (loss) of investments in real estate partnerships increased by $14.2 million in 2012, as compared to 2011 as follows (in thousands):

	Regency's Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,311	7,266	2,045
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(22)	(123)	101
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—	—	(293)	293
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	8,480	2,775	5,705
Columbia Regency Partners II, LLC (Columbia II)	20.00%	290	179	111
Cameron Village, LLC (Cameron)	30.00%	596	322	274
RegCal, LLC (RegCal)	25.00%	540	1,904	(1,364)
Regency Retail Partners, LP (the Fund)	20.00%	297	268	29
US Regency Retail I, LLC (USAA)	20.01%	297	243	54
BRE Throne Holdings, LLC (BRET)	47.80%	2,211	—	2,211
Other investments in real estate partnerships	50.00%	1,807	(2,898)	4,705
Total		$23,807	9,643	14,164
(1) At December 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011. Our ownership interest in MCWR-DESCO was 0.00% at both December 2012 and 2011.

The increase in our equity in income (loss) in investments in real estate partnerships for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily due to the recognition of our pro-rata share of the $34.5 million gain on sale of an operating property in the Columbia I partnership during second quarter of 2012, the new ownership joint venture interest retained in BRET as part of the portfolio sale during the three months ended December 31, 2012, and a $4.6 million impairment recognized on one investment in a real estate partnership during the first quarter of 2011.

The following represents the remaining components to determine net income attributable to the common stockholders and unit holders for the year ended December 31, 2012, as compared to the year ended December 31, 2011 (in thousands):

	2012	2011	Change
Income from continuing operations before tax	$13,729	48,338	(34,609)
Income tax expense (benefit) of taxable REIT subsidiary	13,224	2,994	10,230
Income from discontinued operations	23,546	8,040	15,506
Gain on sale of real estate	2,158	2,404	(246)
Income attributable to noncontrolling interests	(342)	(4,418)	4,076
Preferred stock dividends	(32,531)	(19,675)	(12,856)
Net (loss) income attributable to common stockholders	$(6,664)	31,695	(38,359)
Net income attributable to exchangeable operating partnership units	(106)	(103)	(3)
Net (loss) income attributable to common unit holders	$(6,558)	31,798	(38,356)

Income tax expense increased $10.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. During 2012, we identified four core operating properties within the Taxable REIT Subsidiary (“TRS”) and sold them to the REIT, which generated taxable gains enabling us to use a significant amount of the net operating losses created during the portfolio sale from July 2012.  Based on the remaining properties within the TRS and future taxable income sources, the remaining deferred tax assets are not likely to be realized and a full valuation allowance was established on the balance.
Income from discontinued operations was $23.5 million for the year ended December 31, 2012 and includes $21.9 million in gains, net of taxes, from the sale of five properties and the operations of the shopping centers sold. Income from discontinued operations was $8.0 million for the year ended December 31, 2011 and includes $5.9 million in gains, net of taxes, from the sale of seven properties and the operations, including impairment, of the shopping centers sold.
Gain on sale of real estate decreased approximately $246,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. During the year ended December 31, 2012, we sold seven out-parcels for a gain of $2.2 million, whereas during the year ended December 31, 2011, we sold eight out-parcels for no gain, and we sold two operating properties, which did not meet the definition of discontinued operations due to our continuing involvement, for a gain of $2.4 million.
The income attributable to noncontrolling interests decreased during the year ended December 31, 2012 related to the redemption of preferred units in February 2012, resulting in expense recognition of the original preferred unit issuance costs of approximately $842,000 offset by the redemption discount of $1.9 million.
Preferred stock dividends increased $12.9 million during the year ended December 31, 2012, from $19.7 million during the year ended December 31, 2011 to $32.5 million during the year ended December 31, 2012. The increase is attributable to the $9.3 million of non-cash charges for the deemed distribution recognized upon redemption of the Series 3, 4 and 5 Preferred Stock during the year ended December 31, 2012, as well as the impact of additional dividends on the Series 6 Preferred Stock issued in February 2012 and Series 7 Preferred Stock issued in September 2012.
Related to our Parent Company's results, our net loss attributable to common stockholders for the year ended December 31, 2012 was $6.7 million, a decrease of $38.4 million as compared to net income of $31.7 million for the year ended December 31, 2011. The lower net income was primarily related to an increase in impairment provisions of $62.4 million, offset by a decrease in interest expense of $11.5 million and an increase in equity in income of investments in real estate partnerships of $14.2 million. Our diluted net loss per share was $0.08 for the year ended December 31, 2012 as compared to diluted net income per share of $0.35 for the year ended December 31, 2011.
Related to our Operating Partnership results, our net loss attributable to common unit holders for the year ended December 31, 2012 was $6.6 million, a decrease of $38.4 million as compared to net income of $31.8 million for the year ended December 31, 2011 for the same reasons stated above. Our diluted net loss per unit was $0.08 for the year ended December 31, 2012 as compared to diluted net income per unit of $0.35 for the year ended December 31, 2011.

Comparison of the years ended December 31, 2011 to 2010:
Our revenues increased by $24.9 million or 5.3% in 2011, as compared to 2010, as summarized in the following table (in thousands):

	2011	2010	Change
Minimum rent	$350,223	332,159	18,064
Percentage rent	2,996	2,540	456
Recoveries from tenants and other income	105,899	104,092	1,807
Management, transaction, and other fees	33,980	29,400	4,580
Total revenues	$493,098	468,191	24,907
Minimum rent increased $18.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to an increase in average base rent per square foot (psf) from $16.55 psf for the year ended December 31, 2010 to $16.59 psf for the year ended December 31, 2011, despite consistent average occupancy levels at our consolidated properties of 92.2% at December 31, 2011 and 2010. Minimum rent also increased due to the acquisition of two operating properties in the latter part of the fourth quarter of 2010, the acquisition of three operating properties during 2011, and four properties received through a distribution-in-kind ("DIK") of one interest in MCWR-DESCO ("DESCO DIK") in May 2011.
Recoveries from tenants increased as a result of increases in our operating and maintenance expenses, and real estate taxes for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as summarized further below. In addition, other income increased due to increased contingency income earned from prior year sales of $1.4 million.
We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, disposition and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2011	2010	Change
Asset management fees	$6,705	6,695	10
Property management fees	14,910	15,599	(689)
Transaction fees	5,000	2,594	2,406
Leasing commissions and other fees	7,365	4,512	2,853
	$33,980	29,400	4,580
The increase in transaction and other fees was due to the $5.0 million disposition fee and a $1.0 million consulting fee we received as a result of the DESCO DIK liquidation during the the year ended December 31, 2011, as compared to the $2.6 million disposition fee we received related to GRI's acquisition of Macquarie CountryWide's ("MCW") investment during the year ended December 31, 2010.
Our operating expenses increased by $12.0 million or 3.9% in 2011, as compared to 2010. The following table summarizes our operating expenses (in thousands):

	2011	2010	Change
Depreciation and amortization	$128,963	118,398	10,565
Operating and maintenance	71,707	67,514	4,193
General and administrative	56,117	61,505	(5,388)
Real estate taxes	54,622	52,386	2,236
Other expenses	6,719	6,297	422
Total operating expenses	$318,128	306,100	12,028

Depreciation and amortization expense, operating and maintenance expense, and real estate tax expense increased primarily due to the acquisition of two operating properties in the latter part of the fourth quarter of 2010, the acquisition of three operating properties during 2011, and the four properties received through the DESCO DIK in May 2011. General and administrative expense decreased $5.4 million primarily due to a decrease in salary expense, including incentive compensation and certain employee benefits.

The following table presents the components of other expense (income) (in thousands):

	2011	2010	Change
Interest expense, net	$123,645	125,287	(1,642)
Provision for impairment	12,424	19,886	(7,462)
Early extinguishment of debt	—	4,243	(4,243)
Net investment (income) loss from deferred compensation plan	206	(1,982)	2,188
	$136,275	147,434	(11,159)
During the year ended December 31, 2011, a $12.4 million provision for impairment was recognized related to two operating properties that exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which lead to the impairment.
During the year ended December 31, 2010, a $19.9 million provision for impairment was recognized as a result of identifying properties that had been previously considered held for long term investment and determining that they no longer met our long term investment strategy. As a result of this re-evaluation, we changed our expected investment holding period and reduced our carrying value to estimated fair value.
    On October 29, 2010, RCLP completed a tender offer for outstanding debt by purchasing $11.8 million of its $173.5 million 7.95% unsecured notes maturing in January 2011, and $57.6 million of its $250.0 million 6.75% unsecured notes maturing in January 2012 (collectively, the “Notes”). The Company recognized a $4.2 million expense for the early extinguishment of this debt.
The $2.2 million increase in net investment income from deferred compensation plan related to the change in the fair value of plan assets from December 31, 2010 to December 31, 2011 and is consistent with the change in plan liabilities.
The following table presents the change in interest expense (in thousands):

	2011	2010	Change
Interest on notes payable	$116,343	125,788	(9,445)
Interest on unsecured credit facilities	1,746	1,430	316
Capitalized interest	(1,480)	(5,099)	3,619
Hedge interest	9,478	5,576	3,902
Interest income	(2,442)	(2,408)	(34)
	$123,645	125,287	(1,642)
Interest on notes payable decreased during the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of the repayment of $161.7 million and $20.0 million of unsecured debt in January 2011 and December 2011, respectively. Capitalized interest decreased as a result of reduced development activity during the year ended December 31, 2011, as compared to 2010. Hedge interest increased as a result of $36.7 million of hedges settled on September 30, 2010, with the realized loss being amortized over a ten year period beginning October 2010.

Our equity in income (loss) of investments in real estate partnerships increased by $22.5 million in 2011, as compared to 2010 as follows (in thousands):

	Ownership	2011	2010	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,266	(6,672)	13,938
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(123)	(108)	(15)
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—%	(293)	(817)	524
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,775	(2,970)	5,745
Columbia Regency Partners II, LLC (Columbia II)	20.00%	179	(69)	248
Cameron Village, LLC (Cameron)	30.00%	322	(221)	543
RegCal, LLC (RegCal)	25.00%	1,904	194	1,710
Regency Retail Partners, LP (the Fund)	20.00%	268	(3,565)	3,833
US Regency Retail I, LLC (USAA)	20.01%	243	(88)	331
Other investments in real estate partnerships	50.00%	(2,898)	1,432	(4,330)
Total		$9,643	(12,884)	22,527
(1) At December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011.
The increase in our equity in income (loss) in investments in real estate partnerships for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is related to our pro-rata share of the decrease in depreciation expense of $5.7 million, the decrease in interest expense of $5.9 million, the decrease in impairment provisions of $18.5 million, and the net gain on extinguishment of debt of $1.7 million, offset by a decrease in net operating income of $7.8 million and a gain on sale of properties of approximately $700,000 at the individual real estate partnerships.
The following represents the remaining components to determine net income attributable to the common stockholders and unit holders for the year ended December 31, 2011, as compared to the year ended December 31, 2010 (in thousands):

	2011	2010	Change
Income from continuing operations before tax	$48,338	1,773	46,565
Income tax expense (benefit) of taxable REIT subsidiary	2,994	(1,333)	4,327
Income from discontinued operations	8,040	8,902	(862)
Gain on sale of real estate	2,404	993	1,411
Income attributable to noncontrolling interests	(4,418)	(4,185)	(233)
Preferred stock dividends	(19,675)	(19,675)	—
Net income (loss) attributable to common stockholders	$31,695	(10,859)	42,554
Net income attributable to exchangeable operating partnership units	(103)	(84)	(19)
Net income (loss) attributable to common unit holders	$31,798	(10,775)	42,573

Income tax expense increased $4.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the increase in deferred income taxes in 2011 and a tax benefit recognized in 2010.
Income from discontinued operations was $8.0 million for the year ended December 31, 2011 and includes $5.9 million in gains, net of taxes, from the sale of seven properties and the operations of the shopping centers sold. Income from discontinued operations was $8.9 million for the year ended December 31, 2010 and includes $7.6 million in gains, net of taxes, from the sale of three properties and the operations, including impairment, of the shopping centers sold.
Gain on sale of real estate increased approximately $1.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we sold eight out-parcels for no gain, and we sold two operating properties that did not meet the definition of discontinued operations due to our continuing involvement, for a gain of $2.4 million. During the year ended December 31, 2010 we sold eleven out-parcels for a gain of approximately $661,000, and we sold three operating properties for a gain of approximately $332,000. These properties did not meet the definition of discontinued operations due to our continuing involvement.

The income attributable to noncontrolling interests remained relatively consistent for the year ended December 31, 2011, as compared to the year ended December 31, 2010, increasing approximately $233,000. Preferred stock dividends also remained consistent between 2011 and 2010.
Related to our Parent Company's results, our net income attributable to common stockholders for the year ended December 31, 2011 was $31.7 million, an increase of $42.6 million as compared to net loss of $10.9 million for the year ended December 31, 2010. The higher net income was primarily related to the increase in revenue, offset partially by the increase in operating expenses, from 2010 to 2011 as discussed above, a decrease in impairment provisions of $7.5 million, the $4.2 million net loss on extinguishment of debt incurred in 2010, and an increase in equity in income of investments in real estate partnerships of $22.5 million. Our diluted net income per share was $0.35 for the year ended December 31, 2011 as compared to diluted net loss per share of $0.14 for the year ended December 31, 2010.
Related to our Operating Partnership results, our net income attributable to common unit holders for the year ended December 31, 2011 was $31.8 million an increase of $42.6 million as compared to net loss of $10.8 million for the year ended December 31, 2010 for the same reasons stated above. Our diluted net income per unit was $0.35 for the year ended December 31, 2011 as compared to diluted net loss per unit of $0.14 for the year ended December 31, 2010.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures are beneficial to us in improving the understanding of the Company's operational results among the investing public. We believe such measures make comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.
The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
Same Property NOI includes only the net operating income of comparable operating properties that were owned and operated for the entirety of both periods being compared and this excludes all Properties in Development and Non-Same Properties. A Non-Same Property is a property acquired during either period being compared or a development completion that is less than 90% funded or features less than two years of anchor operations. In no event can a development completion be termed a non-same property for more than two years. As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of our properties.

•
NOI is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by the Company, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented.

•
FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for net income as a measure of liquidity.

•
Core FFO is an additional performance measure we use as the computation of FFO includes certain non-cash and non-comparable items that affect our period-over-period performance. Core FFO excludes from FFO, but is not limited to, transaction income or expense, gains or losses from the early extinguishment of debt, development and outparcel gains and losses and other non-core items. We provide a reconciliation of FFO to Core FFO as shown below.

The Company's reconciliation of property revenues and property expenses to Same Property NOI for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income (loss) from continuing operations	$140,054	(139,549)	505	160,784	(115,440)	45,344
Less:
Management, transaction, and other fees	—	26,511	26,511	—	33,980	33,980
Other (2)	5,511	1,685	7,196	5,169	1,125	6,294
Plus:
Depreciation and amortization	103,775	23,033	126,808	103,294	25,669	128,963
General and administrative	—	61,700	61,700	—	56,117	56,117
Other operating expense, excluding provision for doubtful accounts	9	4,230	4,239	328	3,376	3,704
Other expense (income)	82,499	103,241	185,740	41,659	94,616	136,275
Equity in income (loss) of investments in real estate excluded from NOI (3)	63,053	3,489	66,542	69,079	10,060	79,139
Income tax expense of taxable REIT subsidiary	—	13,224	13,224	—	2,994	2,994
NOI from properties sold	—	2,781	2,781	—	10,203	10,203
NOI	$383,879	43,953	427,832	369,975	52,490	422,465
(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.
(3) Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the years ended December 31, 2012 and 2011 is as follows (in thousands, except share information):

	2012	2011
Reconciliation of Net income to Funds from Operations
Net income (loss) attributable to common stockholders	$(6,664)	31,695
Adjustments to reconcile to Funds from Operations:
Depreciation and amortization - consolidated real estate	108,057	113,384
Depreciation and amortization - unconsolidated partnerships	43,162	43,750
Consolidated JV partners' share of depreciation	(755)	(739)
Provision for impairment (1)	75,326	19,614
Amortization of leasing commissions and intangibles	16,055	16,427
Gain on sale of operating properties, net of tax (1)	(13,187)	(4,916)
Loss from deferred compensation plan, net	—	1,000
Noncontrolling interest of exchangeable partnership units	106	103
Funds From Operations	$222,100	220,318
Reconciliation of FFO to Core FFO
Funds from operations	$222,100	220,318
Adjustments to reconcile to Core Funds from Operations:
Development and outparcel gain, net of dead deal costs and tax (1)	(3,415)	(1,328)
Provision for impairment to land and outparcels (1)	1,000	849
Provision for hedge ineffectiveness (1)	20	54
Loss (gain) on early debt extinguishment (1)	1,238	(1,745)
Original preferred stock issuance costs expensed	10,119	—
Gain on redemption of preferred units	(1,875)	—
One-time additional preferred dividend	1,750	—
Transaction fees and promotes	—	(5,000)
Core Funds From Operations	$230,937	213,148

(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships.

Environmental Matters
We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. At December 31, 2012 we had reserves of $9.3 million for our pro-rata share of environmental remediation, primarily from property acquisitions. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents may decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to two significant components of interest rate risk:

•
We have a $800.0 million Line commitment and a $100.0 million Term Loan commitment, as further described in Note 8 to the Consolidated Financial Statements. Our Line commitment has a variable interest rate that is based upon a annual rate of LIBOR plus 117.5 basis points and our Term Loan has a variable interest rate of LIBOR plus 145 basis points. LIBOR rates charged on our Line commitment and our Term Loan (collectively our "unsecured credit facilities") change monthly. The spread on the unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the unsecured credit facilities would increase, resulting in higher interest costs.

•
We are also exposed to changes in interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management program is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our interest rate swaps are structured solely for the purpose of interest rate protection.

We have $181.6 million of fixed rate debt maturing in 2013 and 2014 that has a weighted average fixed interest rate of 5.22%, which includes $150.0 million of unsecured long-term debt that matures in April 2014.  We also have $350.0 million of unsecured long-term debt that matures in 2015. In order to mitigate the risk of interest rates rising before we obtain new unsecured borrowings in 2014 and 2015, we entered into five forward-starting interest rate swaps during December 2012, for the same ten year periods we expect for our future borrowings. These swaps total $300.0 million of notional value, with weighted average fixed ten year swap rates of 2.09% for those starting in 2014 and 2.48% for those starting in 2015, as discussed in note 9 to the Consolidated Financial Statements. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, our current capacity under our Line and Term Loan, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands, excluding interest expense), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2012, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at December 31, 2012 and are subject to change on a monthly basis.
The table below incorporates only those exposures that exist as of December 31, 2012 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$23,987	172,545	418,181	19,648	488,960	632,762	1,756,083	1,997,561
Average interest rate for all fixed rate debt (1)	5.67%	5.74%	5.89%	5.89%	5.89%	5.89%	—	—
Variable rate LIBOR debt	$204	11,837	—	170,000	—	—	182,041	182,390
Average interest rate for all variable rate debt (1)	1.71%	1.61%	1.61%	—	—	—	—	—

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

March 1, 2013
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited Regency Centers Corporation's (the Company's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

March 1, 2013
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP

March 1, 2013
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited Regency Centers, L.P.'s (the Partnership's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

March 1, 2013
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except share data)

	2012	2011
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,215,659	1,273,606
Buildings and improvements	2,502,186	2,604,229
Properties in development	192,067	224,077
	3,909,912	4,101,912
Less: accumulated depreciation	782,749	791,619
	3,127,163	3,310,293
Investments in real estate partnerships (note 4)	442,927	386,882
Net real estate investments	3,570,090	3,697,175
Cash and cash equivalents	22,349	11,402
Restricted cash	6,472	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,915 and $3,442 at December 31, 2012 and 2011, respectively	26,601	37,733
Straight-line rent receivable, net of reserve of $870 and $2,075 at December 31, 2012 and 2011, respectively	49,990	48,132
Notes receivable (note 5)	23,751	35,784
Deferred costs, less accumulated amortization of $69,224 and $71,265 at December 31, 2012 and 2011, respectively	69,506	70,204
Acquired lease intangible assets, less accumulated amortization of $19,148 and $15,588 at December 31, 2012 and 2011, respectively (note 6)	42,459	27,054
Trading securities held in trust, at fair value (note 13)	23,429	21,713
Other assets (note 9)	18,811	31,824
Total assets	$3,853,458	3,987,071
Liabilities and Equity
Liabilities:
Notes payable (note 8)	$1,771,891	1,942,440
Unsecured credit facilities (note 8)	170,000	40,000
Accounts payable and other liabilities (note 9 and 13)	127,185	101,899
Acquired lease intangible liabilities, less accumulated accretion of $6,636 and $4,750 at December 31, 2012 and 2011, respectively (note 6)	20,325	12,662
Tenants’ security and escrow deposits and prepaid rent	18,146	20,416
Total liabilities	2,107,547	2,117,417
Commitments and contingencies (notes 15 and 16)
Equity:
Stockholders’ equity (notes 11 and 12):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 and 11,000,000 Series 3-7 shares issued and outstanding at December 31, 2012 and 2011, respectively, with liquidation preferences of $25 per share	325,000	275,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 90,394,486 and 89,921,858 shares issued at December 31, 2012 and 2011, respectively	904	899
Treasury stock at cost, 335,347 and 338,714 shares held at December 31, 2012 and 2011, respectively	(14,924)	(15,197)
Additional paid in capital	2,312,310	2,281,817
Accumulated other comprehensive loss	(57,715)	(71,429)
Distributions in excess of net income	(834,810)	(662,735)
Total stockholders’ equity	1,730,765	1,808,355
Noncontrolling interests (note 11):
Series D preferred units, aggregate redemption value of $50,000 at December 31, 2011	—	49,158
Exchangeable operating partnership units, aggregate redemption value of $8,348 and $6,665 at December 31, 2012 and 2011, respectively	(1,153)	(963)
Limited partners’ interests in consolidated partnerships	16,299	13,104
Total noncontrolling interests	15,146	61,299
Total equity	1,745,911	1,869,654
Total liabilities and equity	$3,853,458	3,987,071
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011, and 2010
(in thousands, except per share data)

	2012	2011	2010
Revenues:
Minimum rent	$359,350	350,223	332,159
Percentage rent	3,327	2,996	2,540
Recoveries from tenants and other income	107,732	105,899	104,092
Management, transaction, and other fees	26,511	33,980	29,400
Total revenues	496,920	493,098	468,191
Operating expenses:
Depreciation and amortization	126,808	128,963	118,398
Operating and maintenance	69,900	71,707	67,514
General and administrative	61,700	56,117	61,505
Real estate taxes	55,604	54,622	52,386
Other expenses	7,246	6,719	6,297
Total operating expenses	321,258	318,128	306,100
Other expense (income):
Interest expense, net of interest income of $1,675, $2,442, and $2,408 in 2012, 2011, and 2010, respectively (note 9)	112,129	123,645	125,287
Provision for impairment	74,816	12,424	19,886
Early extinguishment of debt	852	—	4,243
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(888), $567, and $(1,342) in 2012, 2011, and 2010, respectively (note 13)	(2,057)	206	(1,982)
Total other expense (income)	185,740	136,275	147,434
(Loss) income before equity in income (loss) of investments in real estate partnerships	(10,078)	38,695	14,657
Equity in income (loss) of investments in real estate partnerships (note 4)	23,807	9,643	(12,884)
Income from continuing operations before tax	13,729	48,338	1,773
Income tax expense (benefit) of taxable REIT subsidiary	13,224	2,994	(1,333)
Income from continuing operations	505	45,344	3,106
Discontinued operations, net (note 3):
Operating income	1,691	2,098	1,325
Gain on sale of operating properties, net	21,855	5,942	7,577
Income from discontinued operations	23,546	8,040	8,902
Income before gain on sale of real estate	24,051	53,384	12,008
Gain on sale of real estate	2,158	2,404	993
Net income	26,209	55,788	13,001
Noncontrolling interests:
Preferred units	629	(3,725)	(3,725)
Exchangeable operating partnership units	(106)	(103)	(84)
Limited partners’ interests in consolidated partnerships	(865)	(590)	(376)
Income attributable to noncontrolling interests	(342)	(4,418)	(4,185)
Net income attributable to the Company	25,867	51,370	8,816
Preferred stock dividends	(32,531)	(19,675)	(19,675)
Net (loss) income attributable to common stockholders	$(6,664)	31,695	(10,859)
(Loss) income per common share - basic (note 14):
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common stockholders	$(0.08)	0.35	(0.14)
(Loss) income per common share - diluted (note 14):
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common stockholders	$(0.08)	0.35	(0.14)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Net income	$26,209	55,788	13,001
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Unrealized loss on derivative instruments	—	—	(61,625)
Amortization of loss on settlement of derivative instruments recognized in net income	9,466	9,467	5,575
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,220	11	28,363
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	25	7	(3,294)
Other comprehensive income (loss)	13,711	9,485	(30,981)
Comprehensive income (loss)	39,920	65,273	(17,980)
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	342	4,418	4,185
Other comprehensive (loss) income attributable to noncontrolling interests	(3)	29	(69)
Comprehensive income attributable to noncontrolling interests	339	4,447	4,116
Comprehensive income (loss) attributable to the Company	$39,581	60,826	(22,096)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2012, 2011, and 2010 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$275,000	815	(16,509)	2,024,883	(49,973)	(371,836)	1,862,380	49,158	7,321	11,748	68,227	1,930,607
Net income	—	—	—	—	—	8,816	8,816	3,725	84	376	4,185	13,001
Other comprehensive loss	—	—	—	—	(30,912)	—	(30,912)	—	(69)	—	(69)	(30,981)
Deferred compensation plan, net (note 13)	—	—	334	(607)	—	—	(273)	—	—	—	—	(273)
Amortization of restricted stock issued	—	—	—	7,236	—	—	7,236	—	—	—	—	7,236
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,374)	—	—	(1,374)	—	—	—	—	(1,374)
Common stock issued for dividend reinvestment plan	—	1	—	1,847	—	—	1,848	—	—	—	—	1,848
Common stock issued for partnership units exchanged	—	3	—	7,627	—	—	7,630	—	(7,630)	—	(7,630)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	161	161	161
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,456)	(1,456)	(1,456)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(150,499)	(150,499)	—	(468)	—	(468)	(150,967)
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Net income	—	—	—	—	—	51,370	51,370	3,725	103	590	4,418	55,788
Other comprehensive income	—	—	—	—	9,456	—	9,456	—	20	9	29	9,485
Deferred compensation plan, net	—	—	978	16,865	—	—	17,843	—	—	—	—	17,843
Amortization of restricted stock issued	—	—	—	10,659	—	—	10,659	—	—	—	—	10,659
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,689)	—	—	(1,689)	—	—	—	—	(1,689)
Common stock issued for dividend reinvestment plan	—	—	—	1,081	—	—	1,081	—	—	—	—	1,081
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,787	2,787	2,787
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,111)	(1,111)	(1,111)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2012, 2011, and 2010 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock/unit ($1.85 per share)	—	—	—	—	—	(161,236)	(161,236)	—	(324)	—	(324)	(161,560)
Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	25,867	25,867	(629)	106	865	342	26,209
Other comprehensive income (loss)	—	—	—	—	13,714	—	13,714	—	28	(31)	(3)	13,711
Deferred compensation plan, net	—	—	273	(261)	—	—	12	—	—	—	—	12
Amortization of restricted stock issued	—	—	—	11,526	—	—	11,526	—	—	—	—	11,526
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,474)	—	—	(1,474)	—	—	—	—	(1,474)
Common stock issued for dividend reinvestment plan	—	—	—	988	—	—	988	—	—	—	—	988
Common stock issued for stock offerings, net of issuance costs	—	5	—	21,537	—	—	21,542	—	—	—	—	21,542
Redemption of preferred units	—	—	—	—	—	—	—	(48,125)	—	—	(48,125)	(48,125)
Issuance of preferred stock, net of issuance costs	325,000	—	—	(11,100)	—	—	313,900	—	—	—	—	313,900
Redemption of preferred stock	(275,000)	—	—	9,277	—	(9,277)	(275,000)	—	—	—	—	(275,000)
Contributions from partners	—	—	—	—	—	—	—	—	—	3,362	3,362	3,362
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,001)	(1,001)	(1,001)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(23,254)	(23,254)	(404)	—	—	(404)	(23,658)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(165,411)	(165,411)	—	(324)	—	(324)	(165,735)
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	—	(1,153)	16,299	15,146	1,745,911
See accompanying notes to consolidated financial statements.

RREGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$26,209	55,788	13,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,839	133,756	123,933
Amortization of deferred loan cost and debt premium	12,759	12,327	8,533
Amortization and (accretion) of above and below market lease intangibles, net	(1,043)	(931)	(1,161)
Stock-based compensation, net of capitalization	9,806	9,824	6,615
Equity in (income) loss of investments in real estate partnerships	(23,807)	(9,643)	12,884
Net gain on sale of properties	(24,013)	(8,346)	(8,648)
Provision for impairment	74,816	15,883	26,615
Early extinguishment of debt	852	—	4,243
Deferred income tax expense (benefit) of taxable REIT subsidiary	13,727	2,422	(860)
Distribution of earnings from operations of investments in real estate partnerships	44,809	43,361	41,054
Settlement of derivative instruments	—	—	(63,435)
(Gain) loss on derivative instruments	(22)	54	(1,419)
Deferred compensation expense (income)	2,069	(2,136)	5,068
Realized and unrealized (gain) loss on trading securities held in trust	(2,095)	184	(2,009)
Changes in assets and liabilities:
Restricted cash	(423)	(651)	(1,778)
Accounts receivable	6,157	(3,108)	2,657
Straight-line rent receivables, net	(6,059)	(4,642)	(6,202)
Deferred leasing costs	(12,642)	(15,013)	(15,563)
Other assets	(1,079)	(3,393)	(3,821)
Accounts payable and other liabilities	10,994	(17,892)	(1,281)
Tenants’ security and escrow deposits and prepaid rent	(1,639)	9,789	33
Net cash provided by operating activities	257,215	217,633	138,459
Cash flows from investing activities:
Acquisition of operating real estate	(156,026)	(70,629)	(24,569)
Real estate development and capital improvements	(164,588)	(82,069)	(65,889)
Proceeds from sale of real estate investments	352,707	86,233	47,333
(Issuance) collection of notes receivable	(552)	(78)	883
Investments in real estate partnerships	(66,663)	(198,688)	(231,847)
Distributions received from investments in real estate partnerships	38,353	188,514	90,092
Dividends on trading securities held in trust	245	225	297
Acquisition of trading securities held in trust	(17,930)	(19,377)	(10,312)
Proceeds from sale of trading securities held in trust	18,077	18,146	9,555
Net cash provided by (used in) investing activities	3,623	(77,723)	(184,457)
Cash flows from financing activities:
Net proceeds from common stock issuance	21,542	215,369	—
Net proceeds from issuance of preferred stock	313,900	—	—
Proceeds from sale of treasury stock	338	2,128	1,431
Acquisition of treasury stock	(4)	(14)	—
Redemption of preferred stock and partnership units	(323,125)	—	—
Distributions to limited partners in consolidated partnerships, net	1,375	(735)	(1,427)
Distributions to exchangeable operating partnership unit holders	(324)	(324)	(468)
Distributions to preferred unit holders	(404)	(3,725)	(3,725)
Dividends paid to common stockholders	(164,423)	(160,154)	(148,649)
Dividends paid to preferred stockholders	(23,254)	(19,675)	(19,675)
Repayment of fixed rate unsecured notes	(192,377)	(181,691)	(209,879)
Proceeds from issuance of fixed rate unsecured notes, net	—	—	398,599
Proceeds from unsecured credit facilities	750,000	455,000	250,000
Repayment of unsecured credit facilities	(620,000)	(425,000)	(240,000)
Proceeds from notes payable	—	1,940	6,068
Repayment of notes payable	(1,332)	(16,919)	(51,687)
Scheduled principal payments	(7,259)	(5,699)	(5,024)
Payment of loan costs	(4,544)	(6,070)	(4,361)
Payment of premium on tender offer	—	—	(4,000)
Net cash used in financing activities	(249,891)	(145,569)	(32,797)
Net increase (decrease) in cash and cash equivalents	10,947	(5,659)	(78,795)
Cash and cash equivalents at beginning of the year	11,402	17,061	95,856
Cash and cash equivalents at end of the year	$22,349	11,402	17,061

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,686, $1,480, and $5,099 in 2012, 2011, and 2010, respectively)	$115,879	128,649	127,591
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	—	7,630
Real estate received through distribution in kind	$—	47,512	—
Mortgage loans assumed through distribution in kind	$—	28,760	—
Mortgage loans assumed for the acquisition of real estate	$30,467	31,292	58,981
Real estate contributed for investments in real estate partnerships	$47,500	—	—
Real estate received through foreclosure on notes receivable	$12,585	—	990
Change in fair value of derivative instruments	$(4,285)	18	28,363
Common stock issued for dividend reinvestment plan	$988	1,081	1,847
Stock-based compensation capitalized	$1,979	1,104	852
Contributions from limited partners in consolidated partnerships, net	$986	2,411	132
Common stock issued for dividend reinvestment in trust	$440	631	640
Contribution of stock awards into trust	$819	1,132	1,142
Distribution of stock held in trust	$1,191	—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except unit data)

	2012	2011
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,215,659	1,273,606
Buildings and improvements	2,502,186	2,604,229
Properties in development	192,067	224,077
	3,909,912	4,101,912
Less: accumulated depreciation	782,749	791,619
	3,127,163	3,310,293
Investments in real estate partnerships (note 4)	442,927	386,882
Net real estate investments	3,570,090	3,697,175
Cash and cash equivalents	22,349	11,402
Restricted cash	6,472	6,050
Accounts receivable, net of allowance for doubtful accounts of $3,915 and $3,442 at December 31, 2012 and 2011, respectively	26,601	37,733
Straight-line rent receivable, net of reserve of $870 and $2,075 at December 31, 2012 and 2011, respectively	49,990	48,132
Notes receivable (note 5)	23,751	35,784
Deferred costs, less accumulated amortization of $69,224 and $71,265 at December 31, 2012 and 2011, respectively	69,506	70,204
Acquired lease intangible assets, less accumulated amortization of $19,148 and $15,588 at December 31, 2012 and 2011, respectively (note 6)	42,459	27,054
Trading securities held in trust, at fair value (note 13)	23,429	21,713
Other assets (note 9)	18,811	31,824
Total assets	$3,853,458	3,987,071
Liabilities and Capital
Liabilities:
Notes payable (note 8)	$1,771,891	1,942,440
Unsecured credit facilities (note 8)	170,000	40,000
Accounts payable and other liabilities (note 9 and 13)	127,185	101,899
Acquired lease intangible liabilities, less accumulated accretion of $6,636 and $4,750 at December 31, 2012 and 2011, respectively (note 6)	20,325	12,662
Tenants’ security and escrow deposits and prepaid rent	18,146	20,416
Total liabilities	2,107,547	2,117,417
Commitments and contingencies (notes 15 and 16)
Capital:
Partners’ capital (notes 11 and 12):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2011	—	49,158
Preferred units of general partner, $0.01 par value per unit, 13,000,000 and 11,000,000 units issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preference of $25 per unit	325,000	275,000
General partner; 90,394,486 and 89,921,858 units outstanding at December 31, 2012 and 2011, respectively	1,463,480	1,604,784
Limited partners; 177,164 units outstanding at December 31, 2012 and 2011	(1,153)	(963)
Accumulated other comprehensive loss	(57,715)	(71,429)
Total partners’ capital	1,729,612	1,856,550
Noncontrolling interests (note 11):
Limited partners’ interests in consolidated partnerships	16,299	13,104
Total noncontrolling interests	16,299	13,104
Total capital	1,745,911	1,869,654
Total liabilities and capital	$3,853,458	3,987,071

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011, and 2010
(in thousands, except per unit data)

	2012	2011	2010
Revenues:
Minimum rent	$359,350	350,223	332,159
Percentage rent	3,327	2,996	2,540
Recoveries from tenants and other income	107,732	105,899	104,092
Management, transaction, and other fees	26,511	33,980	29,400
Total revenues	496,920	493,098	468,191
Operating expenses:
Depreciation and amortization	126,808	128,963	118,398
Operating and maintenance	69,900	71,707	67,514
General and administrative	61,700	56,117	61,505
Real estate taxes	55,604	54,622	52,386
Other expenses	7,246	6,719	6,297
Total operating expenses	321,258	318,128	306,100
Other expense (income):
Interest expense, net of interest income of $1,675, $2,442, and $2,408 in 2012, 2011, and 2010, respectively (note 9)	112,129	123,645	125,287
Provision for impairment	74,816	12,424	19,886
Early extinguishment of debt	852	—	4,243
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(888), $567, and $(1,342) in 2012, 2011, and 2010, respectively (note 13)	(2,057)	206	(1,982)
Total other expense (income)	185,740	136,275	147,434
(Loss) income before equity in income (loss) of investments in real estate partnerships	(10,078)	38,695	14,657
Equity in income (loss) of investments in real estate partnerships (note 4)	23,807	9,643	(12,884)
Income from continuing operations before tax	13,729	48,338	1,773
Income tax expense (benefit) of taxable REIT subsidiary	13,224	2,994	(1,333)
Income from continuing operations	505	45,344	3,106
Discontinued operations, net (note 3):
Operating income	1,691	2,098	1,325
Gain on sale of operating properties, net	21,855	5,942	7,577
Income from discontinued operations	23,546	8,040	8,902
Income before gain on sale of real estate	24,051	53,384	12,008
Gain on sale of real estate	2,158	2,404	993
Net income	26,209	55,788	13,001
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(865)	(590)	(376)
Income attributable to noncontrolling interests	(865)	(590)	(376)
Net income attributable to the Partnership	25,344	55,198	12,625
Preferred unit distributions	(31,902)	(23,400)	(23,400)
Net (loss) income attributable to common unit holders	$(6,558)	31,798	(10,775)
(Loss) income per common unit - basic (note 14):
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common unit holders	$(0.08)	0.35	(0.14)
(Loss) income per common unit - diluted (note 14):
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common unit holders	$(0.08)	0.35	(0.14)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Net income	$26,209	55,788	13,001
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Unrealized loss on derivative instruments	—	—	(61,625)
Amortization of loss on settlement of derivative instruments recognized in net income	9,466	9,467	5,575
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,220	11	28,363
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	25	7	(3,294)
Other comprehensive income (loss)	13,711	9,485	(30,981)
Comprehensive income (loss)	39,920	65,273	(17,980)
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	865	590	376
Other comprehensive (loss) income attributable to noncontrolling interests	(31)	9	—
Comprehensive income attributable to noncontrolling interests	834	599	376
Comprehensive income (loss) attributable to the Partnership	$39,086	64,674	(18,356)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2012, 2011, and 2010 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2009	$49,158	1,912,353	7,321	(49,973)	1,918,859	11,748	1,930,607
Net income	3,725	8,816	84	—	12,625	376	13,001
Other comprehensive loss	—	—	(69)	(30,912)	(30,981)	—	(30,981)
Deferred compensation plan, net (note 13)	—	(273)	—	—	(273)	—	(273)
Contributions from partners	—	—	—	—	—	161	161
Distributions to partners	—	(150,499)	(468)	—	(150,967)	(1,456)	(152,423)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	7,236	—	—	7,236	—	7,236
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	474	—	—	474	—	474
Common units exchanged for common stock of Parent Company	—	7,630	(7,630)	—	—	—	—
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Net income	3,725	51,370	103	—	55,198	590	55,788
Other comprehensive income	—	—	20	9,456	9,476	9	9,485
Deferred compensation plan, net	—	17,843	—	—	17,843	—	17,843
Contributions from partners	—	—	—	—	—	2,787	2,787
Distributions to partners	—	(161,236)	(324)	—	(161,560)	(1,111)	(162,671)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	10,659	—	—	10,659	—	10,659
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,761	—	—	214,761	—	214,761
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	25,867	106	—	25,344	865	26,209
Other comprehensive income (loss)	—	—	28	13,714	13,742	(31)	13,711
Deferred compensation plan, net	—	12	—	—	12	—	12
Contributions from partners	—	—	—	—	—	3,362	3,362

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2012, 2011, and 2010 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Distributions to partners	—	(165,411)	(324)	—	(165,735)	(1,001)	(166,736)
Redemption of preferred units	(48,125)	—	—	—	(48,125)	—	(48,125)
Preferred unit distributions	(404)	(23,254)	—	—	(23,658)	—	(23,658)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	11,526	—	—	11,526	—	11,526
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	313,900	—	—	313,900	—	313,900
Preferred stock redemptions	—	(275,000)	—	—	(275,000)	—	(275,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	21,056	—	—	21,056	—	21,056
Balance at December 31, 2012	$—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$26,209	55,788	13,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,839	133,756	123,933
Amortization of deferred loan cost and debt premium	12,759	12,327	8,533
Amortization and (accretion) of above and below market lease intangibles, net	(1,043)	(931)	(1,161)
Stock-based compensation, net of capitalization	9,806	9,824	6,615
Equity in (income) loss of investments in real estate partnerships	(23,807)	(9,643)	12,884
Net gain on sale of properties	(24,013)	(8,346)	(8,648)
Provision for impairment	74,816	15,883	26,615
Early extinguishment of debt	852	—	4,243
Deferred income tax expense (benefit) of taxable REIT subsidiary	13,727	2,422	(860)
Distribution of earnings from operations of investments in real estate partnerships	44,809	43,361	41,054
Settlement of derivative instruments	—	—	(63,435)
(Gain) loss on derivative instruments	(22)	54	(1,419)
Deferred compensation expense (income)	2,069	(2,136)	5,068
Realized and unrealized (gain) loss on trading securities held in trust	(2,095)	184	(2,009)
Changes in assets and liabilities:
Restricted cash	(423)	(651)	(1,778)
Accounts receivable	6,157	(3,108)	2,657
Straight-line rent receivables, net	(6,059)	(4,642)	(6,202)
Deferred leasing costs	(12,642)	(15,013)	(15,563)
Other assets	(1,079)	(3,393)	(3,821)
Accounts payable and other liabilities	10,994	(17,892)	(1,281)
Tenants’ security and escrow deposits and prepaid rent	(1,639)	9,789	33
Net cash provided by operating activities	257,215	217,633	138,459
Cash flows from investing activities:
Acquisition of operating real estate	(156,026)	(70,629)	(24,569)
Real estate development and capital improvements	(164,588)	(82,069)	(65,889)
Proceeds from sale of real estate investments	352,707	86,233	47,333
(Issuance) collection of notes receivable	(552)	(78)	883
Investments in real estate partnerships	(66,663)	(198,688)	(231,847)
Distributions received from investments in real estate partnerships	38,353	188,514	90,092
Dividends on trading securities held in trust	245	225	297
Acquisition of trading securities held in trust	(17,930)	(19,377)	(10,312)
Proceeds from sale of trading securities held in trust	18,077	18,146	9,555
Net cash provided by (used in) investing activities	3,623	(77,723)	(184,457)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	21,542	215,369	—
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	313,900	—	—
Proceeds from sale of treasury stock	338	2,128	1,431
Acquisition of treasury stock	(4)	(14)	—
Redemption of preferred partnership units	(323,125)	—	—
Distributions to limited partners in consolidated partnerships, net	1,375	(735)	(1,427)
Distributions to partners	(164,747)	(160,478)	(149,117)
Distributions to preferred unit holders	(23,658)	(23,400)	(23,400)
Repayment of fixed rate unsecured notes	(192,377)	(181,691)	(209,879)
Proceeds from issuance of fixed rate unsecured notes, net	—	—	398,599
Proceeds from unsecured credit facilities	750,000	455,000	250,000
Repayment of unsecured credit facilities	(620,000)	(425,000)	(240,000)
Proceeds from notes payable	—	1,940	6,068
Repayment of notes payable	(1,332)	(16,919)	(51,687)
Scheduled principal payments	(7,259)	(5,699)	(5,024)
Payment of loan costs	(4,544)	(6,070)	(4,361)
Payment of premium on tender offer	—	—	(4,000)
Net cash used in financing activities	(249,891)	(145,569)	(32,797)
Net increase (decrease) in cash and cash equivalents	10,947	(5,659)	(78,795)
Cash and cash equivalents at beginning of the year	11,402	17,061	95,856
Cash and cash equivalents at end of the year	$22,349	11,402	17,061

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,686, $1,480, and $5,099 in 2012, 2011, and 2010, respectively)	$115,879	128,649	127,591
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	—	7,630
Real estate received through distribution in kind	$—	47,512	—
Mortgage loans assumed through distribution in kind	$—	28,760	—
Mortgage loans assumed for the acquisition of real estate	$30,467	31,292	58,981
Real estate contributed for investments in real estate partnerships	$47,500	—	—
Real estate received through foreclosure on notes receivable	$12,585	—	990
Change in fair value of derivative instruments	$(4,285)	18	28,363
Common stock issued by Parent Company for dividend reinvestment plan	$988	1,081	1,847
Stock-based compensation capitalized	$1,979	1,104	852
Contributions from limited partners in consolidated partnerships, net	$986	2,411	132
Common stock issued for dividend reinvestment in trust	$440	631	640
Contribution of stock awards into trust	$819	1,132	1,142
Distribution of stock held in trust	$1,191	—	51
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). At December 31, 2012, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At December 31, 2012, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 204 retail shopping centers and held partial interests in an additional 144 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
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
Ownership of the Parent Company
The Parent Company has a single class of common stock outstanding and two series of preferred stock outstanding (“Series 6 and 7 Preferred Stock”). The dividends on the Series 6 and 7 Preferred Stock are cumulative and payable in arrears on the last day of each calendar quarter.
Ownership of the Operating Partnership
The Operating Partnership's capital includes general and limited common Partnership Units. At December 31, 2012, the Parent Company owned approximately 99.8% or 90,394,486 of the total 90,571,650 Partnership Units outstanding. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
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
December 31, 2012

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
Noncontrolling Interests of the Parent Company
The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the preferred and common stockholders of the Parent Company: (i) the limited Partnership Units in the Operating Partnership held by third parties (“Exchangeable operating partnership units”) and (ii) the minority-owned interest held by third parties in consolidated partnerships (“Limited partners' interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) of the Parent Company.
In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Each

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

outstanding exchangeable operating partnership unit is exchangeable for one share of common stock of the Parent Company, and the unit holder cannot require redemption in cash or other assets. Limited partners' interests in consolidated partnerships are not redeemable by the holders. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss).
Noncontrolling Interests of the Operating Partnership
The Operating Partnership has determined that Limited partners' interests in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income (Loss) of the Operating Partnership.
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
During the years ended December 31, 2012, 2011, and 2010, the Company recorded provisions for doubtful accounts of $3.0 million, $3.2 million, and $4.0 million, respectively, of which approximately $151,000 and $56,000 is included in discontinued operations for 2011 and 2010, respectively. There were no provisions for doubtful accounts included in discontinued operations in 2012.
The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets (in thousands):

	2012	2011
Tenant receivables	$4,043	4,654
CAM and tax reimbursements	17,891	26,355
Other receivables	8,582	10,166
Less: allowance for doubtful accounts	(3,915)	(3,442)
Total	$26,601	37,733

Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.
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
December 31, 2012

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
Profits from sales of real estate are recognized under the full accrual method by the Company when: (i) a sale is consummated; (ii) the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) the Company's receivable, if applicable, is not subject to future subordination; (iv) the Company has transferred to the buyer the usual risks and rewards of ownership; and (v) the Company does not have substantial continuing involvement with the property.
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
As of December 31, 2012, six of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership. The liquidation provisions require that all of the properties owned by the real estate partnership be appraised to determine their respective fair values. As a general rule, if the Company initiates the liquidation process, its partner has the right to choose the first property that it will receive with the Company choosing the next property that it will receive in liquidation. If the Company's partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with an alternating selection of properties by each partner until the balance of each partner's capital account, on a fair value basis, has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner's capital account, a cash payment would be made to the other partner by the partner receiving a property distribution in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.
Because the contingency associated with the possibility of receiving a particular property back upon liquidation is not satisfied at the property level, but at the aggregate level, no deferred gain is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company's investment in the DIK-JV on the date of dissolution.

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

(c)    Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up phase and have not reached their initial full occupancy. Once a development property is substantially complete and held available for occupancy, costs are no longer capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

project based upon applying the Company's weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.
The following table represents the components of properties in development as of December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets (in thousands):

	2012	2011
Construction in process	$133,153	50,903
Construction complete and in lease-up	—	76,301
Land held for future development	58,914	96,873
Total	$192,067	224,077

Construction in process represents developments where the Company has not yet incurred at least 90% of the expected costs to complete and the anchor tenant has not yet been open for at least two calendar years. Construction complete and in lease-up represents developments where the Company has incurred at least 90% of the estimated costs to complete and the anchor tenant has not yet been open for at least two calendar years, but is still completing lease-up and final tenant build out. Land held for future development represents projects not in construction, but identified and available for future development if and when the market demand for a new shopping center exists.
The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At December 31, 2012 and 2011, the Company had capitalized pre-development costs of $3.5 million and $2.1 million, respectively, of which $2.3 million and $1.0 million, respectively, were refundable deposits. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2012, 2011, and 2010, the Company expensed pre-development costs of approximately $1.5 million, $241,000, and $520,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.
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
December 31, 2012

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
The Company classifies an operating property or a property in development as held-for-sale upon satisfaction of the following criteria: (i) management commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to a significant degree of management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, the Company generally uses market data and comparable sales information.
During the years ended December 31, 2012, 2011, and 2010, the Company established a provision for impairment on Consolidated Properties of $74.8 million, $15.9 million, and $23.9 million, respectively, of which $3.5 million and $6.7 million was included in discontinued operations for 2011 and 2010, respectively. There were no impairments included in discontinued operations in 2012. Further, the Company evaluated its property portfolio and did not identify any properties that would meet the above mentioned criteria for held-for-sale as of December 31, 2012 and 2011.
A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If management identifies indicators that the value of the Company's investment in real estate partnerships may be impaired, it evaluates the investment by calculating the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. As a result of this evaluation, the Company established no provision for impairment during the year ended December 31, 2012, and established a provision for impairment of $4.6 million on one investment in real estate partnership during the year ended December 31, 2011 and $2.7 million on another investment in real estate partnership during the year ended December 31, 2010 .
The net tax basis of the Company's real estate assets exceeds the book basis by approximately $247.6 million and $95.1 million at December 31, 2012 and 2011, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.
(d)    Cash and Cash Equivalents
Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2012 and 2011, $6.5 million and $6.0 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

(f)    Deferred Costs
Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. Net deferred leasing costs were $55.5 million and $56.5 million at December 31, 2012 and 2011, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $14.0 million and $13.7 million at December 31, 2012 and 2011, respectively.
(g)    Derivative Financial Instruments
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
The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative's change in fair value is recognized in the Statements of Operations as a gain or loss on derivative instruments. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged transaction.
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
The settlement of interest rate swap terminations is presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

(h)    Income Taxes
The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership's taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.8% owner, is allocated its pro-rata share of tax attributes.
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

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2009 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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
When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership accounts for stock-based compensation in the same manner as the Parent Company.
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
December 31, 2012

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
(l)    Fair Value of Assets and Liabilities
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
On January 1, 2012, the Company adopted FASB ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption by the Company resulted in a new Statement of Comprehensive Income (Loss), presented immediately following the Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company has adopted this guidance as of December 31, 2012. The adoption by the Company did not have any impact on our financial results, rather resulted in adding parenthetical cross-references in our Consolidated Statements of Operations to related footnote disclosures.
Recently Issued But Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The FASB expects to issue an ASU to clarify that the scope of the new disclosures is intended to be limited to derivative instruments, repurchase and reverse repurchase agreements, and securities lending arrangements. This guidance is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company does not expect this ASU to have a material effect on the Company's consolidated financial statements, rather will result in additional disclosures.
(n)    Reclassifications and other
Certain prior period amounts have been reclassified to conform to current period presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

2.	Real Estate Investments

Acquisitions
The following table provides a summary of shopping centers acquired during the year ended December 31, 2012 (in thousands):

Date Purchased	Property Name	City/State	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities	Contingent Liabilities (1)
5/31/2012	Shops at Erwin Mill (2)	Durham, NC	$358	—	—	—	—
6/21/2012	Grand Ridge Plaza (3)	Issaquah, WA	11,761	12,810	2,346	144	—
8/31/2012	Balboa Mesa Shopping Center	San Diego, CA	59,500	—	9,711	6,977	145
12/21/2012	Sandy Springs	Sandy Springs, GA	35,250	17,657	2,761	1,386	60
12/27/2012	Uptown District	San Diego, CA	81,115	—	5,833	1,154	4,058
			$187,984	30,467	20,651	9,661	4,263

(1) These balances represent environmental liability contingencies, which were measured at fair value at the acquisition date.
(2) Shops at Erwin Mill was acquired on May 31, 2012 for a total purchase price of $5.8 million and included both an operating component and a development component. The Company completed a purchase price allocation at the date of acquisition and determined that approximately $358,000 related to the existing operating center, with the remaining balance allocated to properties in development at the time of acquisition.
(3) Grand Ridge Plaza was acquired on June 21, 2012 for a total purchase price of $20.0 million and included both an operating component and a development component. The Company completed a purchase price allocation at the date of acquisition and determined that $11.8 million related to the existing operating center, with the remaining balance allocated to properties in development at the time of acquisition.
The following table provides a summary of shopping centers acquired during the year ended December 31, 2011 (in thousands):

Date Purchased	Property Name	City/State	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities	Contingent Liabilities
6/2/2011	Ocala Corners	Tallahassee, FL	$11,129	5,937	1,724	2,558	—
8/18/2011	Oak Shade Town Center	Davis, CA	34,871	12,456	2,320	1,658	—
9/26/2011	Tech Ridge Center	Austin, TX	55,400	12,899	4,519	936	—
			$101,400	31,292	8,563	5,152	—

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
The acquisitions were accounted for as purchase business combinations, and the results are included in the consolidated financial statements from the date of acquisition. During the years ended December 31, 2012, 2011, and 2010, the Company expensed approximately $1.2 million, $707,000, and $448,000, respectively, of acquisition-related costs in

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

connection with the Company's property acquisitions, which are included in other operating expenses in the accompanying Consolidated Statements of Operations. The actual, or pro-forma, impact of the Company's acquired properties is not considered significant to the Company's operating results for the years ended December 31, 2012, 2011, and 2010.

3.    Discontinued Operations

Dispositions

The following table provides a summary of shopping centers disposed of during the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Net proceeds	$73,576	66,009	34,918
Gain on sale of properties	21,855	5,942	7,577
Number of properties sold	5	7	3
Percent interest sold	100%	100%	100%

The following table provides a summary of revenues and expenses from properties included in discontinued operations for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Revenues	$3,423	15,030	19,374
Operating expenses	1,750	9,368	11,553
Other (income) expense	—	3,458	6,729
Income tax expense (benefit) (1)	(18)	106	(233)
Operating income from discontinued operations	$1,691	2,098	1,325
(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which primarily include six co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”). In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, of $25.4 million, $29.0 million, and $25.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company also received non-recurring transaction fees of $5.0 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively, with no such fees received during 2012.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

Investments in real estate partnerships as of December 31, 2012 consist of the following (in thousands):

	Ownership	Total Investment	Total Assets of the Partnership	Net Income (Loss) of the Partnership	The Company's Share of Net Income (Loss) of the Partnership
GRI - Regency, LLC (GRIR)(1)	40.00%	$272,044	1,939,659	23,357	9,311
Macquarie CountryWide-Regency III, LLC (MCWR III)(1)	24.95%	29	60,496	(75)	(22)
Columbia Regency Retail Partners, LLC (Columbia I)(2)	20.00%	17,200	210,490	42,399	8,480
Columbia Regency Partners II, LLC (Columbia II)(2)	20.00%	8,660	326,649	1,467	290
Cameron Village, LLC (Cameron)	30.00%	16,708	102,930	2,021	596
RegCal, LLC (RegCal)(2)	25.00%	15,602	164,106	2,160	540
Regency Retail Partners, LP (the Fund)	20.00%	15,248	323,406	407	297
US Regency Retail I, LLC (USAA)(2)	20.01%	2,173	123,053	1,484	297
BRE Throne Holdings, LLC (BRET)(3)	47.80%	48,757	—	2,211	2,211
Other investments in real estate partnerships	50.00%	46,506	184,165	3,833	1,807
Total		$442,927	3,434,954	79,264	23,807
(1) Effective January 1, 2010, this partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method for additional properties sold to this partnership on or after January 1, 2010. During 2012, the Company did not sell any properties to this real estate partnership.
(2) This partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2012, the Company did not sell any properties to this real estate partnership.
(3) On July 25, 2012, the Company sold a 15-property portfolio and retained a $47.5 million, 10.5% preferred stock investment in the entity that owns the portfolio. Following the 12-month anniversary of the closing date, Regency may call for the redemption of its investment in whole or in part, at par. Following the 18-month anniversary of the closing date, either Regency or the other member may initiate the redemption of Regency’s investment, in whole or in part. As the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment, BRET's portfolio information is not included.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

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
(3) At December 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011. Our ownership interest in MCWR-DESCO was 0.00% at December 31, 2011.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	December 31, 2012	December 31, 2011

Investments in real estate, net	$3,213,984	3,263,704
Acquired lease intangible assets, net	74,986	85,232
Other assets	145,984	152,839
Total assets	$3,434,954	3,501,775

Notes payable	$1,816,648	1,874,780
Acquired lease intangible liabilities, net	46,264	49,938
Other liabilities	70,576	67,495
Capital - Regency	518,505	512,421
Capital - Third parties	982,961	997,141
Total liabilities and capital	$3,434,954	3,501,775

The following table reconciles the Company's capital in unconsolidated partnerships to the Company's investments in real estate partnerships (in thousands):

	December 31, 2012	December 31, 2011
Capital - Regency	$518,505	512,421
add: Preferred equity investment in BRET	47,500	—
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(38,995)	(41,456)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$442,927	386,882

Acquisitions
The following table provides a summary of shopping centers acquired through our unconsolidated co-investment partnerships during the year ended December 31, 2012 (in thousands):

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/17/2012	Lake Grove Commons	Lake Grove, NY	GRIR	40%	$72,500	31,813	5,397	4,342
11/28/2012	Applewood Village Shops	Wheat Ridge, CO	GRIR	40%	3,700	—	363	34
12/19/2012	Village Plaza	Chapel Hill, NC	Columbia II	20%	19,200	—	2,242	686
12/28/2012	Phillips Place	Charlotte, NC	Other	50%	55,400	44,500	—	—
					$150,800	76,313	8,002	5,062

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The following table provides a summary of shopping centers acquired through our unconsolidated co-investment partnerships during the year ended December 31, 2011 (in thousands):

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
7/1/2011	Calhoun Commons	Minneapolis, MN	RegCal	25%	$21,020	6,052	2,130	303
8/8/2011	Rockridge Center	Plymouth, MN	Columbia II	20%	20,500	16,459	2,116	2,059
					$41,520	22,511	4,246	2,362

Dispositions
On July 25, 2012, the Company sold a 15-property portfolio for total consideration of $321.0 million. As a result of entering into this agreement, the Company recognized a net impairment loss of $18.1 million during the year ended December 31, 2012. The Company retained a $47.5 million, 10.5% preferred stock investment in the entity that owns the portfolio. As of December 31, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20. Following the 12-month anniversary of the closing date, Regency may call for the redemption of its investment in whole or in part, at par. Following the 18-month anniversary of the closing date, either Regency or the other member may initiate the redemption of Regency’s investment, in whole or in part. Regency does not provide leasing or management services for the Portfolio after closing.

Notes Payable
The Company’s proportionate share of notes payable of the investments in real estate partnerships was $597.4 million and $610.4 million at December 31, 2012 and 2011, respectively. The Company does not guarantee these loans.
As of December 31, 2012, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2013	$19,176	24,373	—	43,549	15,949
2014	21,289	53,015	21,660	95,964	27,254
2015	21,895	130,796	—	152,691	49,619
2016	19,139	374,257	—	393,396	127,888
2017	18,437	200,635	—	219,072	51,610
Beyond 5 Years	77,039	833,680	—	910,719	325,272
Unamortized debt premiums (discounts), net	—	1,257	—	1,257	(169)
Total	$176,975	1,618,013	21,660	1,816,648	597,423

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the years ended December 31,
	2012	2011	2010
Total revenues	$387,908	399,091	437,029
Operating expenses:
Depreciation and amortization	128,946	134,236	155,146
Operating and maintenance	55,394	62,442	67,541
General and administrative	7,549	7,905	7,383
Real estate taxes	46,395	49,103	55,926
Other expenses	3,521	3,477	3,666
Total operating expenses	241,805	257,163	289,662
Other expense (income):
Interest expense, net	104,694	112,099	129,581
Gain on sale of real estate	(40,437)	(7,464)	(8,976)
Loss (gain) on extinguishment of debt	967	(8,743)	—
Loss on hedge ineffectiveness	51	—	—
Provision for impairment	3,775	—	78,908
Preferred return on equity investment	(2,211)	—	—
Other expense (income)	—	776	(383)
Total other expense	66,839	96,668	199,130
Net income (loss)	$79,264	45,260	(51,763)
Regency's share of net income (loss)	$23,807	9,643	(12,884)

5.	Notes Receivable
The Company had notes receivable outstanding of $23.8 million and $35.8 million at December 31, 2012 and 2011, respectively. The loans have fixed interest rates ranging from 6.0% to 9.0% with maturity dates through January 2019 and are secured by real estate held as collateral.

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles, net of accumulated amortization and accretion, at December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
In-place leases, net	$31,314	21,900
Above-market leases, net	9,440	3,427
Above-market ground leases, net	1,705	1,727
Acquired lease intangible assets, net	$42,459	27,054

Acquired lease intangible liabilities, net	$20,325	12,662

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010	Remaining Weighted Average Amortization/Accretion Period
	(in thousands)	(in thousands)	(in thousands)	(in years)
In-place lease amortization	$4,307	$3,436	$2,317	6.70
Above-market lease amortization (1)	739	319	108	9.70
Above-market ground lease amortization (1)	23	17	1	84.50
Acquired lease intangible asset amortization	$5,069	$3,772	$2,426

Acquired lease intangible liability accretion (2)	$1,950	$1,375	$1,303	9.91

(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Net Accretion
2013	$6,607	2,035
2014	5,076	1,588
2015	3,999	947
2016	3,238	675
2017	2,441	672
7.    Income Taxes

The following summarizes the tax status of dividends paid on our common shares during the respective years:

	2012	2011	2010
Dividend per share	$1.85	1.85	1.85
Ordinary income	71%	33%	40%
Capital gain	1%	1%	2%
Return of capital	28%	66%	58%

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Income tax expense (benefit):
Current	$97	283	(639)
Deferred	13,727	2,422	(860)
Total income tax expense (benefit)	$13,824	2,705	(1,499)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

Income tax expense (benefit) is included in either income tax expense (benefit) of taxable REIT subsidiaries, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations, on the Consolidated Statements of Operations as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Income tax expense (benefit) from:
Continuing operations	$13,224	2,994	(1,333)
Discontinued operations	600	(289)	(166)
Total income tax expense (benefit)	$13,824	2,705	(1,499)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations of RRG for the years ended December 31, 2012, 2011, and 2010, respectively as follows (in thousands):

	2012	2011	2010
Computed expected tax (benefit) expense	$(2,099)	1,089	(3,368)
(Decrease) increase in income tax resulting from state taxes	(122)	126	(392)
Valuation allowance	15,635	1,438	286
All other items	410	52	1,975
Total income tax expense (benefit)	13,824	2,705	(1,499)
Amounts attributable to discontinued operations	600	(289)	(166)
Amounts attributable to continuing operations	$13,224	2,994	(1,333)

For 2012, all other items principally represent permanent differences related to deferred compensation and meals and entertainment. For 2011, all other items principally represent permanent differences related to impairments and the effect of the change in state tax rate. For 2010, all other items principally represent straight line rents. Included in the income tax expense (benefit) disclosed above, the Company has approximately $600,000 of state income tax expense at the Operating Partnership for the Texas Gross Margin Tax recorded in income tax expense (benefit) of taxable REIT subsidiaries in the accompanying Consolidated Statements of Operations for each of the years ended December 31, 2012, 2011, and 2010.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The following table represents the Company's net deferred tax assets as of December 31, 2012 and 2011 recorded in other assets in the accompanying Consolidated Balance Sheets (in thousands):

	2012	2011
Deferred tax assets
Investments in real estate partnerships	$8,116	8,124
Provision for impairment	5,667	4,047
Deferred interest expense	4,507	4,507
Capitalized costs under Section 263A	2,637	3,828
Net operating loss carryforward	1,033	280
Employee benefits	838	683
Other	435	791
Deferred tax assets	23,233	22,260
Valuation allowance	(22,114)	(6,479)
Deferred tax assets, net	1,119	15,781
Deferred tax liabilities
Straight line rent	519	1,916
Depreciation	600	138
Deferred tax liabilities	1,119	2,054
Net deferred tax assets	$—	13,727

During 2012 and 2011, the net change in the total valuation allowance was $15.6 million and $1.4 million, respectfully. The Company has federal and state net operating loss carryforwards totaling $2.9 million, which expire between 2027 and 2032.

The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company's framework for assessing the recoverability of deferred tax assets includes weighing recent taxable income (loss), projected future taxable income (loss) of the character necessary to realize the deferred tax assets, the carryforward periods for the net operating loss, including the effect of reversing taxable temporary differences, and prudent feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of deferred tax assets. At December 31, 2012, the cumulative history of taxable losses and projected future taxable income within the TRS caused the Company to determine that it is more likely than not that the net deferred tax assets will not be realized. As a result, a valuation allowance has been established for the entire amount of the deferred tax asset.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740, under which tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2009 and forward for the Company.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

8.    Notes Payable and Unsecured Credit Facilities
The Parent Company does not have any indebtedness, but guarantees all of the unsecured debt and 17.6% of the secured debt of the Operating Partnership.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only and mature over various terms through 2028, whereas, interest on unsecured public debt is payable semi-annually and matures over various terms through 2021. Fixed interest rates on mortgage loans range from 5.22% to 8.40% with a weighted average rate of 6.30%. Fixed interest rates on unsecured public debt range from 4.80% to 6.00% with a weighted average rate of 5.46%. As of December 31, 2012, the Company had two variable rate mortgage loans, one in the amount of $9.0 million with a variable interest rate of LIBOR plus 160 basis points maturing on September 1, 2014 and one in the amount of $3.0 million with a variable interest rate equal to LIBOR plus 380 basis points maturing on October 1, 2014.
On January 15, 2012, the Company repaid the maturing balance of $192.4 million of 6.75% ten-year unsecured notes. The Company assumed debt, net of premiums, of $12.8 million and $17.7 million in connection with the acquisition of Grand Ridge Plaza on June 21, 2012 and Sandy Springs on December 21, 2012, respectively.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2012, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.
Unsecured Credit Facilities
The Company has an $800.0 million unsecured line of credit (the "Line") commitment under an agreement (the "Credit Agreement") with Wells Fargo Bank and a syndicate of other banks, which was amended on September 13, 2012 to increase the borrowing capacity by $200.0 million to a total of $800.0 million. The maturity date was extended by one year, and the Line will expire in September 2016, subject to a one-year extension at the Company's option. The amended Line bears interest at an annual rate of LIBOR plus 117.5 basis points and a facility fee of 22.5 basis points, subject to adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P. In addition, the Company has the ability to increase the Line through an accordion feature to $1.0 billion. Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit. The balance on the Line was $70.0 million and $40.0 million at December 31, 2012 and 2011, respectively. The proceeds from the Line are used to finance the acquisition and development of real estate and for general working-capital purposes.
The Company is required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2012, management of the Company believes it is in compliance with all financial covenants for the Line.
On November 17, 2011, the Company entered into an unsecured term loan (the "Term Loan") commitment under an agreement (the "Term Loan Agreement") with Wells Fargo Bank and a syndicate of other banks, which matures on December 15, 2016. During 2012, the Company borrowed the $250.0 million available under the Term Loan and repaid $150.0 million, which resulted in the Company writing-off approximately $852,000 in loan costs and reducing the remaining commitment to $100.0 million. There was $100.0 million and no balance outstanding on the Term Loan as of December 31, 2012 and December 31, 2011, respectively. The Term Loan has a variable interest rate of LIBOR plus 145 basis points subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB. In addition, the Company has the ability to increase the Term Loan up to an amount not to exceed an additional $150.0 million subject to the provisions of the Term Loan Agreement.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The Term Loan includes financial covenants relating to minimum tangible net worth, ratio of indebtedness to total asset value, ratio of unsecured indebtedness to unencumbered asset value, ratio of adjusted EBITDA to fixed charges, ratio of secured indebtedness to total asset value, and ratio of unencumbered NOI to unsecured interest expense. The Term Loan also includes customary events of default for agreements of this type (with customary grace periods, as applicable). As of December 31, 2012, management of the Company believes it is in compliance with all financial covenants for its Term Loan.
The Company’s outstanding debt at December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Notes payable:
Fixed rate mortgage loans	$461,914	439,880
Variable rate mortgage loans	12,041	12,665
Fixed rate unsecured loans	1,297,936	1,489,895
Total notes payable	1,771,891	1,942,440
Unsecured credit facilities	170,000	40,000
Total	$1,941,891	1,982,440

As of December 31, 2012, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2013	$7,872	16,319	—	24,191
2014	7,383	26,999	150,000	184,382
2015	5,746	62,435	350,000	418,181
2016	5,487	14,161	170,000	189,648
2017	4,584	84,375	400,000	488,959
Beyond 5 Years	20,021	212,743	400,000	632,764
Unamortized debt premiums (discounts), net	—	5,830	(2,064)	3,766
Total	$51,093	422,862	1,467,936	1,941,891

(1) Includes unsecured public debt and unsecured credit facilities balances outstanding at December 31, 2012.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

9.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, at December 31, 2012 and 2011 (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2012	2011
Assets:
April 15, 2014	April 15, 2024	$75,000	3 Month LIBOR	2.087%	1,022	—
April 15, 2014	April 15, 2024	$50,000	3 Month LIBOR	2.088%	672	—
August 1, 2015	August 1, 2025	$75,000	3 Month LIBOR	2.479%	1,131	—
August 1, 2015	August 1, 2025	$50,000	3 Month LIBOR	2.479%	729	—
August 1, 2015	August 1, 2025	$50,000	3 Month LIBOR	2.479%	753	—
Other Assets					4,307	—
Liabilities:
October 1, 2011	September 1, 2014	$9,000	1 Month LIBOR	0.76%	76	37
Accounts payable and other liabilities					76	37
These derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a gain or loss on derivative instruments.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,				December 31,				December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swaps	$4,245	18	(36,556)	Interest expense	$(9,491)	(9,467)	(5,575)	Other expenses	$—	(54)	1,419
The unamortized balance of the settled interest rate swaps at December 31, 2012 and 2011 was $62.6 million and $72.0 million, respectively. As of December 31, 2012, the Company expects $9.5 million of deferred losses (gains) on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months.

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
December 31, 2012

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

Realized gains and losses associated with the settled interest rate swaps have been included in accumulated other comprehensive loss in the accompanying Consolidated Statements of Equity of the Parent Company and the accompanying Consolidated Statements of Capital of the Operating Partnership and are amortized as the corresponding hedged interest payments are made in future periods.

10.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except those listed below. The following provides information about the methods and assumptions used to estimate the fair value of the Company's financial instruments, including their estimated fair values.

Notes Receivable
The fair value of the Company's notes receivable is estimated by calculating the present value of future contractual cash flows discounted at an interest rate available for notes of the same terms and maturities adjusted for customer specific credit risk. The interest rates range from 7.0% to 8.1% and 7.1% to 8.1% at December 31, 2012 and 2011, respectively, based on the Company's estimates. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy. Based on the estimates made by the Company, the fair value of notes receivable was $23.7 million and $35.3 million at December 31, 2012 and 2011, respectively.
Notes Payable
The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. These rates range from 2.4% to 3.3% and 2.4% to 4.3% at December 31, 2012 and 2011, respectively, based on the Company's estimates. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.0 billion and $2.1 billion at December 31, 2012 and 2011, respectively.
Unsecured Credit Facilities
The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by the Company's third partylenders, which is estimated to be 1.6% and 1.5% at December 31, 2012 and 2011, respectively. The fair value of the unsecured credit facilities was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of the unsecured credit facilities was $170.2 million and $40.0 million at December 31, 2012 and 2011, respectively.
(b) Fair Value Measurements
Internally developed fair value measurements, including the unobservable inputs, are evaluated for reasonableness based on current transactions and experience in the real estate and capital markets. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. The Company's valuation policies and procedures are determined by its Finance Group, which reports to the Chief Financial Officer, and the results of significant fair value measurements are discussed with the Audit Committee of the Board of Directors on a quarterly basis. The following describe valuation methods for each of our financial instruments required to be measured at fair value on a recurring basis.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

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
The following are fair value measurements recorded on a recurring basis at December 31, 2012 and 2011, respectively (in thousands):

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,429	23,429	—	—
Interest rate derivatives	4,307	—	4,412	(105)
Total	$27,736	23,429	4,412	(105)

Liabilities:
Interest rate derivatives	$(76)	—	(77)	1

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$21,713	21,713	—	—

Liabilities:
Interest rate derivatives	$(37)	—	(38)	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The following are fair value measurements recorded on a nonrecurring basis at December 31, 2012 and 2011, respectively (in thousands):

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses(1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$49,673	—	—	49,673	(54,500)
(1) Excludes impairments for properties sold during the year ended December 31, 2012.

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses(1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$5,520	—	—	5,520	(11,843)
Investment in real estate partnerships	1,893	—	—	1,893	(4,580)
Total	$7,413	—	—	7,413	(16,423)
(1) Excludes impairments for properties sold during the year ended December 31, 2011.
Long-lived assets held and used are comprised primarily of real estate. The Company recognized a $54.5 million impairment loss related to two operating properties during the year ended December 31, 2012. The Company has determined that it is more likely than not that one of the properties will be sold before the end of its previously estimated useful life, and the other property was exhibiting weak operating fundamentals including low economic occupancy for an extended period of time, which led to the impairments. As a result, the Company estimated the fair value of the properties and recorded the impairment losses. As discussed in Note 1, the Company considers a property to be held-for-sale when the property is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. Given the nature of all real estate sales contracts, these conditions or criteria are typically not satisfied until the actual closing of the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. The Company evaluated these properties and determined that they did not meet the criteria for held-for-sale as of December 31, 2012.
In addition, the Company recognized a $16.4 million impairment loss related to one operating property and the Company's investment in a real estate partnership during the year ended December 31, 2011. This operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which lead to the impairment. As a result, the Company estimated the fair value of the properties and recorded an impairment loss.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

Fair value for those assets measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Overall cap rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2012 and 2011:

	2012		2011
	Low	High	Low	High
Overall cap rates	8.3%	8.5%	7.5%	9.0%
Rental growth rates	(8.3)%	2.5%	2.0%	3.0%

Discount rates	10.5%	10.5%	8.5%	10.0%
Terminal cap rates	8.8%	8.8%	8.0%	9.5%
Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

11.    Equity and Capital
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
On August 23, 2012, the Parent Company issued 3 million shares of 6.00% Series 7 Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share resulting in proceeds of $72.5 million, net of issuance costs, which were subsequently used to redeem the Company's Series 5 Cumulative Redeemable Preferred Stock as further discussed below.
The Series 6 and 7 preferred shares are perpetual, absent a change in control of the Parent Company, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning five years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.
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

Parent Company	Financial Statement Line Item
Consolidated Statements of Operations	Preferred stock dividends
Consolidated Statements of Equity	Redemption of preferred stock
Operating Partnership
Consolidated Statements of Operations	Preferred unit distributions
Consolidated Statements of Capital	Preferred units issued as a result of preferred stock issued by Parent Company, net of redemptions and issuance costs
Terms and conditions of the preferred stock outstanding at December 31, 2012 and 2011 are summarized as follows:

	Preferred Stock Outstanding at December 31, 2012
Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 6	10,000,000	$250,000,000	6.625%	2/16/2017
Series 7	3,000,000	75,000,000	6.000%	8/23/2017
	13,000,000	$325,000,000

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

	Preferred Stock Outstanding at December 31, 2011
Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.450%	4/3/2008
Series 4	5,000,000	125,000,000	7.250%	8/31/2009
Series 5	3,000,000	75,000,000	6.700%	8/2/2010
	11,000,000	$275,000,000

Common Stock of the Parent Company
Issuances:
On August 10, 2012, the Parent Company entered into an at-the-market ("ATM") equity distribution agreement under which the Company may from time to time offer and sell up to $150.0 million of our common stock. The net proceeds are expected to fund potential acquisition opportunities, fund our development or redevelopment activities, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. During the year ended December 31, 2012, 442,786 shares were issued and sold at a weighted average price per share of $49.70 for proceeds of $21.5 million, net of commissions of approximately $331,000 and issuance costs of approximately $135,000. As of December 31, 2012, we had the capacity to issue $128.0 million in common stock under our ATM equity program.
On March 9, 2011, the Parent Company settled its forward sale agreements dated December 4, 2009 (the "Forward Equity Offering") with J.P. Morgan and Wells Fargo Securities by delivering an aggregate 8 million shares of common stock. Upon physical settlement of the Forward Equity Offering, the Company received net proceeds of$215.4 million. The Company used a portion of the proceeds to repay the Line, which had been drawn upon to repay unsecured notes of $161.7 million that matured in January 2011.
Preferred Units of the Operating Partnership
Issuances:
Series 6 and Series 7 preferred unit interests were issued to the Parent Company in relation to the Parent Company's issuance of 6.625% Series 6 Cumulative Redeemable Preferred Stock and 6.00% Series 7 Cumulative Redeemable Preferred Stock as discussed above.
Redemptions:
On February 9, 2012, the Operating Partnership purchased all of its issued and outstanding Series D Preferred Units at 3.75% discount to par, resulting in an increase to net income available to common stockholders of $1.0 million, related to the discount offset by the write-off of the original issuance costs. This amount is included in preferred unit loss attributable to noncontrolling interests in the parent company's consolidated statements of operations and in preferred unit distributions in the operating partnership's consolidated statement of operations.
Terms and conditions for the Series D preferred units outstanding as of December 31, 2011 are summarized as follows:

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
December 31, 2012

Common Units of the Operating Partnership
Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

General Partner
As of December 31, 2012 and 2011, the Parent Company, as general partner, owned approximately 99.8% or 90,394,486 of the total 90,571,650 Partnership Units outstanding and approximately 99.8% or 89,921,858 of the total 90,099,022 Partnership Units outstanding, respectively.
Limited Partners
The Operating Partnership had 177,164 limited Partnership Units outstanding as of December 31, 2012 and 2011.
Noncontrolling Interests of Limited Partners' Interests in Consolidated Partnerships
Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At December 31, 2012 and 2011, the Company’s noncontrolling interest in these consolidated partnerships was $16.3 million and $13.1 million, respectively.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the year ended December 31, 2012 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(71,438)	9	(71,429)
Net gain on cash flow derivative instruments	—	4,255	4,255
Amounts reclassified from accumulated other comprehensive income	9,447	12	9,459
Net current-period other comprehensive income	9,447	4,267	13,714
Ending balance	$(61,991)	4,276	(57,715)

12.    Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Restricted stock	$11,526	10,659	7,236
Directors' fees paid in common stock	259	269	231
Less: Amount capitalized	(1,979)	(1,104)	(852)
Total	$9,806	9,824	6,615

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to approximately 4.1 million shares in the form of the Parent Company's common stock or stock options. At December 31, 2012, there were approximately 3.1 million shares available for grant under the Plan either through options or restricted stock.

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

The following table reports stock option activity during the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	386,149	$52.12	3.0	$(5,598)
Less: Exercised	7,619	34.34
Less: Forfeited	57,952	51.36
Less: Expired	4,654	72.29
Outstanding December 31, 2012	315,924	$52.39	2.1	$(1,664)
Vested and expected to vest - December 31, 2012	315,924	$52.39	2.1	$(1,664)
Exercisable December 31, 2012	315,924	$52.39	2.1	$(1,664)

There were no stock options granted during 2012, 2011, or 2010. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was approximately $92,000, $130,000, and $1,000, respectively. The Company issues new shares to fulfill option exercises from its authorized shares available.

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards were valued at the fair market value, earn dividends throughout the vesting period, and have no voting rights. Fair value is measured using the grant date market price for all time-based or performance-based awards. Market based awards are valued using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected stock price at the time of payout, discounted to the valuation date over the three year performance period.   Assumptions include historic volatility over the previous three year period, risk-free interest rates, and Regency's historic daily return as compared to the market index. Because the award payout includes dividend equivalents and the total shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized over the vesting period.

•
Time-based awards vest 25% per year beginning on the first anniversary following the grant date. These grants are subject only to continued employment and not dependent on future performance measures; and accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed. During 2012, the Company granted 112,496 shares of time-based awards.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

•
Performance-based awards are earned subject to future performance measurements, including individual goals, annual growth in earnings, and compounded three-year growth in earnings. Once the performance criteria are achieved and the actual number of shares earned is determined, shares will vest over a required service period. If such performance criteria are not met, compensation cost previously recognized would be reversed. The Company considers the likelihood of meeting the performance criteria based upon management's estimates from which it determines the amounts recognized as expense on a periodic basis. During 2012, the Company granted 25,435 shares of performance-based awards.

•
Market-based awards are earned dependent upon the Company's total shareholder return in relation to the shareholder return of peer indices over a three-year period (“TSR Grant”). Once the market criteria are met and the actual number of shares earned is determined, 100% of the earned shares vest. The probability of meeting the market criteria is considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest. During 2012, the Company granted 128,302 shares of market-based awards. The significant assumptions underlying determination of fair values for market-based awards granted during the years ended December 31, 2012, 2011, and 2010 were

	2012	2011	2010
Volatility	48.80%	66.50%	66.40%
Risk free interest rate	0.32%	0.98%	1.41%
The following table reports non-vested restricted stock activity during the year ended December 31, 2012:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2011	562,259
Add: Time-based awards granted	112,496		$40.05
Add: Performance-based awards granted	25,435		$39.00
Add: Market-based awards granted	128,302		$39.00
Less: Vested and Distributed	152,019		$43.13
Less: Forfeited	1,982		$40.34
Non-vested at December 31, 2012	674,491	$31,782

The weighted-average grant price for restricted stock granted during the years ended December 31, 2012, 2011, and 2010 was $39.44, $41.81, and $35.65, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2012, 2011, and 2010 was $6.6 million, $7.5 million, and $6.1 million, respectively.

As of December 31, 2012, there was $12.8 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2015. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

13.    Saving and Retirement Plans

401 (k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2012. Costs related to matching portion of the plan were $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company accounts for the NQDCP in accordance with FASB Accounting Standards Codification ASC Topic 710 and the restricted stock awards under Topic 718. The assets in the Rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. The NQDCP allows participants to allocate their account balance among various investments, including several mutual funds and the Company's common stock. Effective June 20, 2011, the Company amended its NQDCP such that participant account balances held in the Regency common stock fund, including future deferrals of Regency common stock, must remain allocated to the Regency common stock fund and may only be distributed to the participant in the form of Regency common stock upon termination from the plan.  Additionally, participant account balances allocated to various diversified mutual funds are prohibited from being allocated into the Regency common stock fund. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participants' deferred compensation liability, exclusive of the shares of the Company's common stock after the June 20, 2011 amendment, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $22.8 million and $21.1 million at December 31, 2012 and 2011, respectively. Increases or decreases in the deferred compensation liability, exclusive of amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations. Changes in participant account balances related to the Regency common stock fund are recorded directly within stockholders' equity.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012
14.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, respectively (in thousands except per share data):

	2012	2011	2010
Numerator:
Income from continuing operations	$505	45,344	3,106
Income from discontinued operations	23,546	8,040	8,902
Gain on sale of real estate	2,158	2,404	993
Net income	26,209	55,788	13,001
Less: preferred stock dividends	32,531	19,675	19,675
Less: income attributable to noncontrolling interests	342	4,418	4,185
Net (loss) income attributable to common stockholders	(6,664)	31,695	(10,859)
Less: dividends paid on unvested restricted stock	572	615	542
Net income attributable to common stockholders - basic	(7,236)	31,080	(11,401)
Add: dividends paid on Treasury Method restricted stock	—	18	—
Net (loss) income for common stockholders - diluted	$(7,236)	31,098	(11,401)
Denominator:
Weighted average common shares outstanding for basic EPS	89,630	87,825	81,068
Incremental shares to be issued under unvested restricted stock	39	—	—
Incremental shares under Forward Equity Offering	—	424	1,534
Weighted average common shares outstanding for diluted EPS	89,669	88,249	82,602
(Loss) income per common share – basic
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common stockholders	$(0.08)	0.35	(0.14)
(Loss) income per common share – diluted
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common stockholders	$(0.08)	0.35	(0.14)

Income (loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and Exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Exchangeable Operating Partnership units outstanding for the years ended December 31, 2012, 2011, and 2010 were 177,164, 177,164, and 270,706, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended December 31, 2012, 2011, and 2010 respectively (in thousands except per unit data):

	2012	2011	2010
Numerator:
Income from continuing operations	$505	45,344	3,106
Income from discontinued operations	23,546	8,040	8,902
Gain on sale of real estate	2,158	2,404	993
Net income	26,209	55,788	13,001
Less: preferred unit distributions	31,902	23,400	23,400
Less: income attributable to noncontrolling interests	865	590	376
Net (loss) income attributable to common unit holders	(6,558)	31,798	(10,775)
Less: dividends paid on unvested restricted stock	572	615	542
Net income attributable to common unit holders - basic	(7,130)	31,183	(11,317)
Add: dividends paid on Treasury Method restricted stock	—	18	—
Net income for common unit holders - diluted	$(7,130)	31,201	(11,317)
Denominator:
Weighted average common units outstanding for basic EPU	89,808	88,002	81,339
Incremental shares to be issued under unvested restricted stock	39	—	—
Incremental units under Forward Equity Offering	—	424	1,534
Weighted average common units outstanding for diluted EPU	89,847	88,426	82,873
(Loss) income per common unit – basic
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common unit holders	$(0.08)	0.35	(0.14)
(Loss) income per common unit – diluted
Continuing operations	$(0.34)	0.26	(0.25)
Discontinued operations	0.26	0.09	0.11
Net (loss) income attributable to common unit holders	$(0.08)	0.35	(0.14)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2012

15.    Operating Leases

The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2099. Future minimum rents under non-cancelable operating leases as of December 31, 2012, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2013	$332,351
2014	311,905
2015	276,784
2016	240,376
2017	196,098
Thereafter	991,272
Total	$2,348,786

The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2058 and in most cases provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2018 and in most cases provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. Operating lease expense, including capitalized ground lease payments on properties in development, was $9.1 million, $9.2 million and $8.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2012, (in thousands):

Year Ending December 31,	Amount
2013	$7,732
2014	7,136
2015	6,713
2016	6,181
2017	4,649
Thereafter	101,613
Total	$134,024

16.    Commitments and Contingencies
The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.
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
December 31, 2012

nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2012 and 2011, the Company had $20.8 million and $17.4 million letters of credit outstanding, respectively.

17.    Summary of Quarterly Financial Data (Unaudited)

The following table sets forth selected Quarterly Financial Data for the Company on a historical basis for each of the years ended December 31, 2012 and 2011 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

2012:	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating Data:
Revenues as originally reported	$127,389	129,767	120,013	122,002
Reclassified to discontinued operations	(1,146)	(524)	(581)	—
Adjusted Revenues	$126,243	129,243	119,432	122,002

Net income (loss) attributable to common stockholders	$13,181	5,697	11,637	(37,179)
Net income (loss) of limited partners	54	23	39	(10)
Net income (loss) attributable to common unit holders	$13,235	5,720	11,676	(37,189)

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.14	0.06	0.13	(0.41)
Diluted	$0.14	0.06	0.13	(0.41)

2011:

Operating Data:
Revenues as originally reported	$127,114	128,382	125,747	125,322
Reclassified to discontinued operations	(4,069)	(4,344)	(3,328)	(1,726)
Adjusted Revenues	$123,045	124,038	122,419	123,596

Net income attributable to common stockholders	$2,185	12,861	8,510	8,139
Net income of limited partners	13	37	27	26
Net income attributable to common unit holders	$2,198	12,898	8,537	8,165

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.02	0.14	0.09	0.10
Diluted	$0.02	0.14	0.09	0.10

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
4S Commons Town Center	30,760	35,830	(379)	30,812	35,399	—	66,211	11,743	54,468	62,500
Airport Crossing	1,748	1,690	85	1,744	1,780	—	3,524	426	3,098	—
Amerige Heights Town Center	10,109	11,288	247	10,109	11,536	—	21,645	1,830	19,815	17,000
Anastasia Plaza	9,065	—	120	3,338	5,847	—	9,185	739	8,446	—
Anthem Marketplace	6,714	13,696	204	6,714	13,899	—	20,613	4,675	15,938	—
Ashburn Farm Market Center	9,835	4,812	369	9,835	5,181	—	15,016	2,943	12,073	—
Ashford Perimeter	2,584	9,865	514	2,584	10,379	—	12,963	5,217	7,746	—
Augusta Center	5,142	2,720	(5,456)	1,547	859	—	2,406	(3)	2,409	—
Aventura Shopping Center	2,751	10,459	29	2,751	10,488	—	13,239	9,561	3,678	—
Balboa Mesa Shopping Center	23,074	33,838	—	23,074	33,838	—	56,912	495	56,417	—
Beckett Commons	1,625	10,960	2,570	1,748	13,407	—	15,155	4,155	11,000	—
Belleview Square	8,132	9,756	1,965	8,298	11,555	—	19,853	4,188	15,665	7,208
Berkshire Commons	2,295	9,551	1,447	2,965	10,328	—	13,293	5,510	7,783	7,500
Bloomingdale Square	3,940	14,912	871	3,940	15,783	—	19,723	6,242	13,481	—
Boulevard Center	3,659	10,787	936	3,659	11,723	—	15,382	4,609	10,773	—
Boynton Lakes Plaza	2,628	11,236	3,436	3,464	13,836	—	17,300	4,185	13,115	—
Brentwood Plaza	2,788	3,473	18	2,788	3,491	—	6,279	267	6,012	—
Briarcliff La Vista	694	3,292	154	694	3,446	—	4,140	2,038	2,102	—
Briarcliff Village	4,597	24,836	1,069	4,597	25,905	—	30,502	13,223	17,279	—
Bridgeton	3,033	8,137	34	3,067	8,137	—	11,204	546	10,658	—
Buckhead Court	1,417	7,432	231	1,417	7,663	—	9,080	4,333	4,747	—
Buckley Square	2,970	5,978	583	2,970	6,561	—	9,531	2,802	6,729	—
Buckwalter Place Shopping Ctr	6,563	6,590	123	6,592	6,684	—	13,276	1,746	11,530	—
Caligo Crossing	2,459	4,897	441	2,459	5,338	—	7,797	1,181	6,616	—
Cambridge Square	774	4,347	634	774	4,982	—	5,756	2,207	3,549	—
Carmel Commons	2,466	12,548	3,819	3,406	15,426	—	18,832	5,551	13,281	—
Carriage Gate	833	4,974	268	835	5,240	—	6,075	3,665	2,410	—
Centerplace of Greeley III	6,661	11,502	2,255	6,796	13,623	—	20,419	2,364	18,055	—
Chasewood Plaza	4,612	20,829	307	4,681	21,067	—	25,748	12,241	13,507	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Cherry Grove	3,533	15,862	1,424	3,581	17,238	—	20,819	6,540	14,279	—
Cheshire Station	9,896	8,344	(22)	9,896	8,322	—	18,218	5,994	12,224	—
Clayton Valley Shopping Center	24,189	35,422	1,892	24,538	36,965	—	61,503	12,759	48,744	—
Cochran's Crossing	13,154	12,315	632	13,154	12,947	—	26,101	6,195	19,906	—
Corkscrew Village	8,407	8,004	89	8,407	8,094	—	16,501	1,759	14,742	8,436
Cornerstone Square	1,772	6,944	955	1,764	7,907	—	9,671	3,638	6,033	—
Corvallis Market Center	6,674	12,244	34	6,696	12,256	—	18,952	2,481	16,471	—
Costa Verde Center	12,740	26,868	984	12,798	27,794	—	40,592	11,523	29,069	—
Courtyard Landcom	5,867	4	3	5,867	7	—	5,874	1	5,873	—
Culpeper Colonnade	15,944	10,601	206	15,947	10,803	—	26,750	4,060	22,690	—
Dardenne Crossing	4,194	4,005	73	4,195	4,078	—	8,273	355	7,918	—
Deer Springs Town Center	41,031	42,841	(56,572)	6,214	21,085	—	27,299	1,919	25,380	—
Delk Spectrum	2,985	12,001	386	3,000	12,372	—	15,372	4,992	10,380	—
Diablo Plaza	5,300	8,181	765	5,300	8,946	—	14,246	3,313	10,933	—
Dickson Tn	675	1,568	—	675	1,568	—	2,243	518	1,725	—
Dunwoody Village	3,342	15,934	1,302	3,342	17,236	—	20,578	9,127	11,451	—
East Pointe	1,730	7,189	338	1,730	7,527	—	9,257	3,335	5,922	—
East Towne Center	2,957	4,938	(101)	2,957	4,837	—	7,794	2,212	5,582	—
El Camino Shopping Center	7,600	11,538	204	7,600	11,742	—	19,342	4,349	14,993	—
El Cerrito Plaza	11,025	27,371	618	11,025	27,989	—	39,014	4,039	34,975	39,976
El Norte Parkway Plaza	2,834	7,370	110	2,840	7,474	—	10,314	3,084	7,230	—
Encina Grande	5,040	11,572	—	5,040	11,572	—	16,612	4,523	12,089	—
Fairfax Shopping Center	15,239	11,367	(5,523)	13,175	7,908	—	21,083	1,078	20,005	—
Falcon	1,340	4,168	26	1,340	4,194	—	5,534	1,002	4,532	—
Fenton Marketplace	2,298	8,510	(8,709)	512	1,588	—	2,100	138	1,962	—
Fleming Island	3,077	11,587	2,296	3,111	13,849	—	16,960	4,604	12,356	786
French Valley Village Center	11,924	16,856	5	11,822	16,963	—	28,785	6,211	22,574	—
Friars Mission Center	6,660	28,021	509	6,660	28,530	—	35,190	10,061	25,129	393
Gardens Square	2,136	8,273	334	2,136	8,606	—	10,742	3,452	7,290	—
Gateway 101	24,971	9,113	671	24,971	9,785	—	34,756	1,726	33,030	—
Gateway Shopping Center	52,665	7,134	1,510	52,672	8,637	—	61,309	7,376	53,933	16,652

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Gelson's Westlake Market Plaza	3,157	11,153	331	3,157	11,484	—	14,641	3,664	10,977	—
Glen Oak Plaza	4,103	12,951	228	4,103	13,179	—	17,282	1,087	16,195	3,555
Glenwood Village	1,194	5,381	132	1,194	5,513	—	6,707	3,108	3,599	—
Golden Hills Plaza	12,699	18,482	3,023	12,699	21,505	—	34,204	2,659	31,545	—
Grand Ridge Plaza	2,240	8,454	—	2,240	8,454	—	10,694	195	10,499	12,653
Greenwood Springs	2,720	3,059	(3,695)	889	1,195	—	2,084	156	1,928	—
Hancock	8,232	28,260	866	8,232	29,127	—	37,359	11,388	25,971	—
Harpeth Village Fieldstone	2,284	9,443	178	2,284	9,621	—	11,905	3,660	8,245	—
Harris Crossing	7,199	3,677	—	7,199	3,677	—	10,876	684	10,192	—
Heritage Land	12,390	—	—	12,390	—	—	12,390	—	12,390	—
Heritage Plaza	—	26,097	12,882	108	38,871	—	38,979	10,662	28,317	—
Hershey	7	808	5	7	814	—	821	249	572	—
Hibernia Pavilion	4,929	5,065	25	4,929	5,089	—	10,018	1,260	8,758	—
Hibernia Plaza	267	230	1	267	231	—	498	32	466	—
Hickory Creek Plaza	5,629	4,564	279	5,629	4,842	—	10,471	1,604	8,867	—
Hillcrest Village	1,600	1,909	—	1,600	1,909	—	3,509	691	2,818	—
Hinsdale	5,734	16,709	1,415	5,734	18,125	—	23,859	6,899	16,960	—
Horton's Corner	3,137	2,779	31	3,216	2,731	—	5,947	693	5,254	—
Howell Mill Village	5,157	14,279	829	5,157	15,108	—	20,265	1,974	18,291	—
Hyde Park	9,809	39,905	1,306	9,809	41,211	—	51,020	17,450	33,570	—
Indio Towne Center	17,946	31,985	204	17,949	32,186	—	50,135	6,197	43,938	—
Inglewood Plaza	1,300	2,159	109	1,300	2,268	—	3,568	866	2,702	—
Jefferson Square	5,167	6,445	78	5,225	6,464	—	11,689	1,066	10,623	—
Keller Town Center	2,294	12,841	47	2,294	12,888	—	15,182	4,580	10,602	—
Kent Place	4,855	3,544	—	4,855	3,544	—	8,399	41	8,358	—
Kings Crossing Sun City	515	1,246	109	515	1,356	—	1,871	292	1,579	—
Kirkwood Commons	6,772	16,224	339	6,802	16,533	—	23,335	977	22,358	13,103
Kroger New Albany Center	3,844	6,599	356	3,844	6,955	—	10,799	3,852	6,947	3,041
Kulpsville	5,518	3,756	139	5,600	3,813	—	9,413	763	8,650	—
Lake Pine Plaza	2,008	7,632	276	2,029	7,887	—	9,916	2,967	6,949	—
Lebanon Center	3,865	5,751	30	3,865	5,781	—	9,646	1,419	8,227	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Lebanon/Legacy Center	3,913	7,874	136	3,913	8,010	—	11,923	4,012	7,911	—
Littleton Square	2,030	8,859	324	2,030	9,183	—	11,213	3,320	7,893	—
Lloyd King	1,779	10,060	740	1,779	10,800	—	12,579	3,963	8,616	—
Loehmann's Plaza	3,983	18,687	557	3,983	19,244	—	23,227	9,087	14,140	—
Loehmanns Plaza California	5,420	9,450	490	5,420	9,940	—	15,360	3,770	11,590	—
Lower Nazareth Commons	15,992	12,964	3,154	16,361	15,749	—	32,110	3,066	29,044	—
Market at Colonnade Center	6,455	9,839	—	6,455	9,839	—	16,294	817	15,477	—
Market at Opitz Crossing	9,902	9,248	(5,836)	6,597	6,717	—	13,314	1,017	12,297	—
Market at Preston Forest	4,400	11,445	820	4,400	12,265	—	16,665	4,416	12,249	—
Market at Round Rock	2,000	9,676	5,386	2,000	15,062	—	17,062	4,546	12,516	—
Marketplace Shopping Center	1,287	5,509	5,125	1,330	10,591	—	11,921	3,158	8,763	—
Marketplace at Briargate	1,706	4,885	5	1,727	4,869	—	6,596	1,424	5,172	—
Middle Creek Commons	5,042	8,100	151	5,091	8,202	—	13,293	2,097	11,196	—
Millhopper Shopping Center	1,073	5,358	4,529	1,796	9,164	—	10,960	4,917	6,043	—
Mockingbird Common	3,000	10,728	461	3,000	11,189	—	14,189	4,353	9,836	10,300
Monument Jackson Creek	2,999	6,765	608	2,999	7,373	—	10,372	3,878	6,494	—
Morningside Plaza	4,300	13,951	432	4,300	14,383	—	18,683	5,376	13,307	—
Murryhill Marketplace	2,670	18,401	420	2,670	18,821	—	21,491	7,372	14,119	7,284
Naples Walk	18,173	13,554	224	18,173	13,778	—	31,951	2,833	29,118	15,844
Newberry Square	2,412	10,150	220	2,412	10,370	—	12,782	6,182	6,600	—
Newland Center	12,500	10,697	575	12,500	11,272	—	23,772	4,655	19,117	—
Nocatee Town Center	10,124	8,691	—	10,124	8,691	—	18,815	1,339	17,476	—
North Hills	4,900	19,774	755	4,900	20,529	—	25,429	7,392	18,037	—
Northgate Marketplace	5,668	13,727	—	5,668	13,727	—	19,395	211	19,184	—
Northgate Plaza (Maxtown Road)	1,769	6,652	150	1,769	6,802	—	8,571	2,785	5,786	—
Northgate Square	5,011	8,692	183	5,011	8,875	—	13,886	1,823	12,063	5,711
Northlake Village	2,662	11,284	483	2,662	11,767	—	14,429	4,098	10,331	—
Oak Shade Town Center	6,591	28,966	24	6,591	28,990	—	35,581	1,403	34,178	11,771
Oakbrook Plaza	4,000	6,668	203	4,000	6,871	—	10,871	2,675	8,196	—
Oakleaf Commons	3,503	11,671	40	3,503	11,711	—	15,214	2,698	12,516	—
Ocala Corners	1,816	10,515	79	1,816	10,594	—	12,410	736	11,674	5,640

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Old St Augustine Plaza	2,368	11,405	364	2,368	11,769	—	14,137	5,167	8,970	—
Orangeburg & Central	2,071	2,384	(84)	2,071	2,300	—	4,371	518	3,853	—
Orchards Market Center II	6,602	9,690	(2,922)	5,497	7,873	—	13,370	805	12,565	—
Paces Ferry Plaza	2,812	12,639	181	2,812	12,820	—	15,632	6,453	9,179	—
Panther Creek	14,414	14,748	2,366	15,212	16,317	—	31,529	7,627	23,902	—
Peartree Village	5,197	19,746	776	5,197	20,522	—	25,719	8,521	17,198	8,575
Pike Creek	5,153	20,652	505	5,153	21,157	—	26,310	8,396	17,914	—
Pima Crossing	5,800	28,143	1,032	5,800	29,175	—	34,975	11,232	23,743	—
Pine Lake Village	6,300	10,991	545	6,300	11,536	—	17,836	4,270	13,566	—
Pine Tree Plaza	668	6,220	155	668	6,375	—	7,043	2,498	4,545	—
Plaza Hermosa	4,200	10,109	600	4,224	10,685	—	14,909	3,710	11,199	13,800
Powell Street Plaza	8,248	30,716	1,435	8,248	32,152	—	40,400	9,343	31,057	—
Powers Ferry Square	3,687	17,965	4,503	5,090	21,065	—	26,155	9,575	16,580	—
Powers Ferry Village	1,191	4,672	236	1,191	4,908	—	6,099	2,499	3,600	—
Prairie City Crossing	4,164	13,032	366	4,164	13,398	—	17,562	4,048	13,514	—
Prestonbrook	7,069	8,622	115	7,069	8,737	—	15,806	4,946	10,860	6,800
Red Bank	10,336	9,505	(178)	10,105	9,558	—	19,663	971	18,692	—
Regency Commons	3,917	3,616	44	3,917	3,659	—	7,576	1,455	6,121	—
Regency Solar (Saugus)			758	6	752	—	758	21	737	—
Regency Square	4,770	25,191	2,741	4,777	27,925	—	32,702	17,753	14,949	—
Rockwall Town Center	4,438	5,140	(48)	4,438	5,092	—	9,530	1,809	7,721	—
Rona Plaza	1,500	4,917	118	1,500	5,035	—	6,535	2,100	4,435	—
Russell Ridge	2,234	6,903	698	2,234	7,601	—	9,835	3,456	6,379	—
Sammamish	9,300	8,075	768	9,300	8,843	—	18,143	3,162	14,981	—
San Leandro Plaza	1,300	8,226	61	1,300	8,287	—	9,587	3,052	6,535	—
Sandy Springs	6,889	28,056	—	6,889	28,056	—	34,945	88	34,857	17,624
Saugus	19,201	17,984	(1,130)	18,805	17,250	—	36,055	3,576	32,479	—
Seminole Shoppes	8,593	7,523	53	8,629	7,540	—	16,169	718	15,451	9,000
Sequoia Station	9,100	18,356	1,023	9,100	19,379	—	28,479	6,748	21,731	21,100
Sherwood II	2,731	6,360	(10)	2,731	6,350	—	9,081	1,731	7,350	—
Sherwood Market Center	3,475	16,362	77	3,475	16,439	—	19,914	6,246	13,668	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Shoppes @ 104	11,193	—	—	6,652	4,540	—	11,192	673	10,519	—
Shoppes at Fairhope Village	6,920	11,198	132	6,920	11,330	—	18,250	1,875	16,375	—
Shoppes of Grande Oak	5,091	5,985	123	5,091	6,107	—	11,198	3,289	7,909	—
Shops at Arizona	3,063	3,243	51	3,063	3,294	—	6,357	1,497	4,860	—
Shops at County Center	9,957	11,269	322	10,160	11,388	—	21,548	3,894	17,654	—
Shops at Erwin Mill	236	131	—	236	131	—	367	4	363	—
Shops at Johns Creek	1,863	2,014	(309)	1,501	2,068	—	3,569	772	2,797	—
Shops at Quail Creek	1,487	7,717	184	1,486	7,902	—	9,388	1,204	8,184	—
Signature Plaza	2,396	3,898	244	2,396	4,142	—	6,538	1,861	4,677	—
South Bay Village	11,714	15,580	—	11,714	15,580	—	27,294	344	26,950	—
South Lowry Square	3,434	10,445	772	3,434	11,217	—	14,651	4,036	10,615	—
Southcenter	1,300	12,750	787	1,300	13,537	—	14,837	4,754	10,083	—
SouthPoint Crossing	4,412	12,235	211	4,412	12,445	—	16,857	4,494	12,363	—
Starke	71	1,683	1	71	1,684	—	1,755	513	1,242	—
State Street Crossing	1,283	1,970	33	1,283	2,003	—	3,286	197	3,089	—
Sterling Ridge	12,846	12,162	432	12,846	12,594	—	25,440	6,146	19,294	13,900
Stonewall	27,511	22,123	5,267	28,127	26,774	—	54,901	6,736	48,165	—
Strawflower Village	4,060	8,084	204	4,060	8,287	—	12,347	3,239	9,108	—
Stroh Ranch	4,280	8,189	250	4,280	8,439	—	12,719	4,513	8,206	—
Suncoast Crossing	4,057	5,545	10,229	9,030	10,800	—	19,830	2,177	17,653	—
Sunnyside 205	1,200	9,459	1,246	1,200	10,705	—	11,905	3,588	8,317	—
Tanasbourne Market	3,269	10,861	(45)	3,269	10,816	—	14,085	2,219	11,866	—
Tassajara Crossing	8,560	15,464	388	8,560	15,852	—	24,412	5,789	18,623	19,800
Tech Ridge Center	12,945	37,169	61	12,945	37,231	—	50,176	2,000	48,176	11,888
Town Square	883	8,132	236	883	8,368	—	9,251	3,614	5,637	—
Twin City Plaza	17,245	44,225	1,328	17,263	45,535	—	62,798	8,966	53,832	41,112
Twin Peaks	5,200	25,827	393	5,200	26,220	—	31,420	9,363	22,057	—
Uptown District	18,773	61,906	—	18,773	61,906	—	80,679	154	80,525	—
Valencia Crossroads	17,921	17,659	257	17,921	17,916	—	35,837	11,090	24,747	—
Ventura Village	4,300	6,648	418	4,300	7,066	—	11,366	2,536	8,830	—
Village at Lee Airpark	11,099	12,955	—	11,099	12,955	—	24,054	2,070	21,984	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Village Center	3,885	14,131	481	3,885	14,611	—	18,496	6,416	12,080	—
Vine at Castaic	4,799	5,884	(5,801)	2,170	2,712	—	4,882	147	4,735	—
Vista Village IV	2,287	2,765	(933)	2,287	1,832	—	4,119	931	3,188	—
Walker Center	3,840	7,232	2,830	3,864	10,038	—	13,902	2,956	10,946	—
Walton Towne Center	3,872	3,298	34	3,872	3,332	—	7,204	667	6,537	—
Welleby Plaza	1,496	7,787	454	1,496	8,241	—	9,737	5,049	4,688	—
Wellington Town Square	2,041	12,131	213	2,041	12,344	—	14,385	4,931	9,454	12,800
West Park Plaza	5,840	5,759	723	5,840	6,482	—	12,322	2,318	10,004	—
Westbrook Commons	3,366	11,751	(1,047)	3,091	10,979	—	14,070	3,566	10,504	—
Westchase	5,302	8,273	208	5,302	8,481	—	13,783	1,648	12,135	7,493
Westchester Plaza	1,857	7,572	239	1,857	7,811	—	9,668	3,847	5,821	—
Westlake Plaza and Center	7,043	27,195	1,410	7,043	28,605	—	35,648	10,717	24,931	—
Westridge Village	9,529	11,397	100	9,529	11,496	—	21,025	4,574	16,451	—
Westwood Village	19,933	25,301	317	20,135	25,416	—	45,551	6,084	39,467	—
White Oak	2,144	3,069	2	2,144	3,071	—	5,215	1,940	3,275	—
Willow Festival	1,954	56,501	294	1,954	56,795	—	58,749	3,772	54,977	40,710
Windmiller Plaza Phase I	2,638	13,241	35	2,638	13,276	—	15,914	5,436	10,478	—
Woodcroft Shopping Center	1,419	6,284	300	1,421	6,582	—	8,003	2,967	5,036	—
Woodman Van Nuy	5,500	7,195	166	5,500	7,361	—	12,861	2,713	10,148	—
Woodmen and Rangewood	7,621	11,018	416	7,621	11,434	—	19,055	7,819	11,236	—
Woodside Central	3,500	9,288	389	3,500	9,677	—	13,177	3,554	9,623	—
							—		—
Corporately Held Assets			264	—	264	—	264	2,999	(2,735)	—
Properties in Development	(200)	1,078,886	(886,619)	—	192,067	—	192,067	—	192,067	—
	1,264,741	3,491,039	(845,868)	1,215,659	2,694,253	—	3,909,912	782,749	3,127,163	473,955

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2012
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for Federal income tax purposes was approximately $3.4 billion at December 31, 2012.

The changes in total real estate assets for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$4,101,912	3,989,154	3,933,778
Developed or acquired properties	324,142	198,836	93,759
Improvements	38,005	21,727	18,772
Sale of properties	(491,438)	(92,872)	(14,503)
Provision for impairment	(62,709)	(14,933)	(42,652)
Balance, end of year	$3,909,912	4,101,912	3,989,154

The changes in accumulated depreciation for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$791,619	700,878	622,163
Depreciation for year	104,087	107,932	99,554
Sale of properties	(104,748)	(14,101)	(2,052)
Provision for impairment	(8,209)	(3,090)	(18,787)
Balance, end of year	$782,749	791,619	700,878

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

Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2012.
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
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2012.
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
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2012 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10‑K with respect to its 2013 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act.   Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2)
Equity compensation plans approved by security holders	315,924	$52.39	3,058,399
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	315,924	$52.39	3,058,399
(1) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(2) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2012 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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
1. Underwriting Agreement

(a)
Equity Distribution Agreement (the “Wells Agreement”) among the Company, Regency Centers, L.P. and Wells Fargo Securities, LLC dated August 10, 2012 (incorporated by reference to Exhibit 1.1 to the Company's report on Form 8-K filed on August 10, 2012).

The Equity Distribution Agreements listed below are substantially identical in all material respects to the Wells Agreement except for the identities of the parties, and have not been filed as exhibits to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Equity Distribution Agreement among the Company, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 10, 2012; and

(ii)	Equity Distribution Agreement among the Company, Regency Centers, L.P. and J.P. Morgan Securities LLC dated August 10, 2012.

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 19, 2008).

(i)
Amendment designating the preferences, rights and limitations of 10,000,000 shares of 6.625% Series 6 Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A filed on February 14, 2012).

(ii)
Amendment designating the preferences, rights and limitations of 3,000,000 shares of 6.0% Series 7 Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on August 16, 2012).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) to the Company's Form 8-K filed on November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed on March 17, 2009).

(d)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K filed on March 12, 2004).

(i)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership relating to 6.625% Series 6 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on February 16, 2012).

(ii)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership relating to 6.0% Series 7 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on August 16, 2012).

4.    Instruments Defining Rights of Security Holders

(a)
See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibit 3(d) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)
Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.4 to Regency Centers, L.P.'s Form 8-K filed on December 10, 2001).

(i)
First Supplemental Indenture dated as of June 5, 2007 among Regency Centers, L.P., the Company as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Regency Centers, L.P.'s Form 8-K filed on June 5, 2007).

(c)
Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Bank, as trustee (incorporated by reference to Exhibit 4.1 to Regency Centers, L.P's registration statement on Form S-4 filed on August 5, 2005, No. 333-127274).

10.    Material Contracts (~ indicates management contract or compensatory plan)

~(a)	Regency Centers Corporation Long Term Omnibus Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 8, 2008).

~(i)	Form of Stock Rights Award Agreement pursuant to the Company's Long Term Omnibus Plan (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed on March 10, 2006).

~(ii)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed on March on 17, 2009).

~(iii)	Form of Nonqualified Stock Option Agreement pursuant to the Company's Long Term Omnibus Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

~(iv)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

~(v)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

~(vi)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

~(vii)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

~(viii)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 13, 2011).

~(ix)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 13, 2011).

~(b)	Regency Centers Corporation 2011 Omnibus Plan (incorporated by reference to Annex A to the Company's 2011 Annual Meeting Proxy Statement filed on March 24, 2011).

~(c)
Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed on October 5, 1993 (33-67258), and incorporated by reference).

~(d)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 3, 2011).

~(e)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Bruce M. Johnson (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 3, 2011).

~(f)
2011 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2011 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 3, 2011).

(g)
Third Amended and Restated Credit Agreement dated as of September 7, 2011 by and among Regency Centers, , L.P., the Company, each of the financial institutions party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2011).

(i)	First Amendment to Third Amended and Restated Credit Agreement dated September 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2012).

(h)
Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 29, 2012).

(i)	First Amendment to Term Loan Agreement dated as of June 19, 2012.

(ii)	Second Amendment to Term Loan Agreement dated as of December 19, 2012.

(i)
Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2009).

(i)	Amendment No. 1 to Second Amended and Restate Limited Liability Company Agreement of GRI-Regency, LLC (formerly Macquarie CountryWide-Regency II, LLC).

(j)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K filed on February 27, 2007).

(k)
Equity Distribution Agreement among the Company, the Operating Partnership and Wells Fargo Securities, LLC dated August 10, 2012 (incorporated by reference to the Company's Form 8-K filed on August 10, 2012).

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
32.3    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
32.4    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.
101.    Interactive Data Files
101.INS+    XBRL Instance Document
101.SCH+    XBRL Taxonomy Extension Schema Document
101.CAL+    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+    XBRL Taxonomy Definition Linkbase Document
101.LAB+    XBRL Taxonomy Extension Label Linkbase Document
101.PRE+    XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
+    Submitted electronically with this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2013	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

March 1, 2013	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2013	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
March 1, 2013	/s/ Brian M. Smith Brian M. Smith, President, Chief Operating Officer and Director
March 1, 2013	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director
March 1, 2013	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
March 1, 2013	/s/ Raymond L. Bank Raymond L. Bank, Director
March 1, 2013	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
March 1, 2013	/s/ A.R. Carpenter A.R. Carpenter, Director
March 1, 2013	/s/ J. Dix Druce J. Dix Druce, Director
March 1, 2013	/s/ Mary Lou Fiala Mary Lou Fiala, Director
March 1, 2013	/s/ David P. O'Connor David P. O'Connor, Director
March 1, 2013	/s/ Douglas S. Luke Douglas S. Luke, Director
March 1, 2013	/s/ John C. Schweitzer John C. Schweitzer, Director
March 1, 2013	/s/ Thomas G. Wattles Thomas G. Wattles, Director