Form 10-Q
period 2013-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2013-05-09
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 91,604,554 as of May 7, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2013, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 19% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except share data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,228,920	1,215,659
Buildings and improvements	2,515,644	2,502,186
Properties in development	208,432	192,067
	3,952,996	3,909,912
Less: accumulated depreciation	808,699	782,749
	3,144,297	3,127,163
Investments in real estate partnerships	432,287	442,927
Net real estate investments	3,576,584	3,570,090
Cash and cash equivalents	22,402	22,349
Restricted cash	6,090	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,697 and $3,915 at March 31, 2013 and December 31, 2012, respectively	24,589	26,601
Straight-line rent receivable, net of reserve of $568 and $870 at March 31, 2013 and December 31, 2012, respectively	51,403	49,990
Notes receivable	19,727	23,751
Deferred costs, less accumulated amortization of $71,640 and $69,224 at March 31, 2013 and December 31, 2012, respectively	68,206	69,506
Acquired lease intangible assets, less accumulated amortization of $21,104 and $19,148 at March 31, 2013 and December 31, 2012, respectively	40,391	42,459
Trading securities held in trust, at fair value	24,495	23,429
Other assets	27,500	18,811
Total assets	$3,861,387	3,853,458
Liabilities and Equity
Liabilities:
Notes payable	$1,785,443	1,771,891
Unsecured credit facilities	145,000	170,000
Accounts payable and other liabilities	121,120	127,185
Acquired lease intangible liabilities, less accumulated accretion of $7,393 and $6,636 at March 31, 2013 and December 31, 2012, respectively	19,510	20,325
Tenants’ security and escrow deposits and prepaid rent	14,618	18,146
Total liabilities	2,085,691	2,107,547
Commitments and contingencies (note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 91,397,030 and 90,394,486 shares issued at March 31, 2013 and December 31, 2012, respectively	914	904
Treasury stock at cost, 333,446 and 335,347 shares held at March 31, 2013 and December 31, 2012, respectively	(15,912)	(14,924)
Additional paid in capital	2,365,607	2,312,310
Accumulated other comprehensive loss	(51,983)	(57,715)
Distributions in excess of net income	(860,832)	(834,810)
Total stockholders’ equity	1,762,794	1,730,765
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $9,374 and $8,348 at March 31, 2013 and December 31, 2012, respectively	(1,193)	(1,153)
Limited partners’ interests in consolidated partnerships	14,095	16,299
Total noncontrolling interests	12,902	15,146
Total equity	1,775,696	1,745,911
Total liabilities and equity	$3,861,387	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Minimum rent	$90,726	91,395
Percentage rent	1,548	1,160
Recoveries from tenants and other income	27,053	26,538
Management, transaction, and other fees	6,761	7,150
Total revenues	126,088	126,243
Operating expenses:
Depreciation and amortization	32,764	32,480
Operating and maintenance	17,909	18,484
General and administrative	17,975	16,122
Real estate taxes	13,898	15,145
Other expenses	1,523	1,358
Total operating expenses	84,069	83,589
Other expense (income):
Interest expense, net of interest income of $459 and $535 in 2013 and 2012, respectively	27,832	28,958
Net investment income from deferred compensation plan, including unrealized gains of $831 and $1,224 in 2013 and 2012, respectively	(1,071)	(1,528)
Total other expense	26,761	27,430
Income before equity in income of investments in real estate partnerships	15,258	15,224
Equity in income of investments in real estate partnerships	5,876	2,966
Income from continuing operations before tax	21,134	18,190
Income tax expense of taxable REIT subsidiary	—	231
Income from continuing operations	21,134	17,959
Discontinued operations, net:
Operating income	—	641
Gain on sale of operating properties, net	—	6,301
Income from discontinued operations	—	6,942
Income before gain on sale of real estate	21,134	24,901
Gain on sale of real estate	—	1,834
Net income	21,134	26,735
Noncontrolling interests:
Preferred units	—	629
Exchangeable operating partnership units	(39)	(54)
Limited partners’ interests in consolidated partnerships	(275)	(192)
(Income) loss attributable to noncontrolling interests	(314)	383
Net income attributable to the Company	20,820	27,118
Preferred stock dividends	(5,266)	(13,937)
Net income attributable to common stockholders	$15,554	13,181
Income per common share - basic:
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common stockholders	$0.17	0.14
Income per common share - diluted:
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common stockholders	$0.17	0.14
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net income	$21,134	26,735
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	3,372	(34)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	3
Other comprehensive income	5,747	2,336
Comprehensive income	26,881	29,071
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	314	(383)
Other comprehensive income (loss) attributable to noncontrolling interests	15	(10)
Comprehensive income (loss) attributable to noncontrolling interests	329	(393)
Comprehensive income attributable to the Company	$26,552	29,464
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2013 and 2012 (in thousands, except per share data) (unaudited)

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

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2013 and 2012 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	—	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	20,820	20,820	—	39	275	314	21,134
Other comprehensive income	—	—	—	—	5,732	—	5,732	—	11	4	15	5,747
Deferred compensation plan, net	—	—	(988)	988	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	3,355	—	—	3,355	—	—	—	—	3,355
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,932)	—	—	(2,932)	—	—	—	—	(2,932)
Common stock issued for dividend reinvestment plan	—	—	—	288	—	—	288	—	—	—	—	288
Common stock issued for stock offerings, net of issuance costs	—	10	—	51,598	—	—	51,608	—	—	—	—	51,608
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,483)	(2,483)	(2,483)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,266)	(5,266)	—	—	—	—	(5,266)
Common stock/unit ($.4625 per share)	—	—	—	—	—	(41,576)	(41,576)	—	(90)	—	(90)	(41,666)
Balance at March 31, 2013	$325,000	914	(15,912)	2,365,607	(51,983)	(860,832)	1,762,794	—	(1,193)	14,095	12,902	1,775,696
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$21,134	26,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,764	32,929
Amortization of deferred loan cost and debt premium	3,087	3,265
Accretion of above and below market lease intangibles, net	(510)	(220)
Stock-based compensation, net of capitalization	3,024	2,447
Equity in income of investments in real estate partnerships	(5,876)	(2,966)
Net gain on sale of properties	—	(8,135)
Distribution of earnings from operations of investments in real estate partnerships	13,859	8,556
Gain on derivative instruments	(5)	(8)
Deferred compensation expense	1,079	1,477
Realized and unrealized gains on trading securities held in trust	(1,079)	(1,528)
Changes in assets and liabilities:
Restricted cash	382	(356)
Accounts receivable	(1,180)	(7,913)
Straight-line rent receivables, net	(1,413)	(1,650)
Deferred leasing costs	(1,983)	(2,467)
Other assets	(1,383)	2,164
Accounts payable and other liabilities	(19,026)	(8,526)
Tenants’ security and escrow deposits and prepaid rent	(3,569)	(598)
Net cash provided by operating activities	39,305	43,206
Cash flows from investing activities:
Development of real estate including acquisition of land	(30,371)	(32,352)
Proceeds from sale of real estate investments	96	28,907
Collection (issuance) of notes receivable	4,024	(684)
Investments in real estate partnerships	(4,060)	(14,380)
Distributions received from investments in real estate partnerships	7,187	—
Dividends on trading securities held in trust	33	29
Acquisition of securities	(7,039)	(8,392)
Proceeds from sale of trading securities	2,019	8,193
Net cash used in investing activities	(28,111)	(18,679)
Cash flows from financing activities:
Net proceeds from common stock issuance	51,608	—
Net proceeds from issuance of preferred stock	—	241,450
Redemption of preferred stock	—	(200,000)
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred stock and partnership units	—	(48,125)
Distributions to limited partners in consolidated partnerships, net	(2,483)	(249)
Distributions to exchangeable operating partnership unit holders	(90)	(86)
Distributions to preferred unit holders	—	(404)
Dividends paid to common stockholders	(41,290)	(41,035)
Repayment of fixed rate unsecured notes	—	(192,375)
Proceeds from unsecured credit facilities	37,000	235,000
Repayment of unsecured credit facilities	(62,000)	(150,000)
Proceeds from notes payable	8,250	150,000
Scheduled principal payments	(2,059)	(1,725)
Payment of loan costs	(111)	(1,600)
Net cash used in financing activities	(11,141)	(8,814)
Net increase in cash and cash equivalents	53	15,713
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$22,402	27,115

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,062 and $371 in 2013 and 2012, respectively)	$19,017	25,854
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,266	6,944
Real estate received through distribution in kind	$7,700	—
Mortgage loans assumed through distribution in kind	$7,500	—
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$3,385	(31)
Common stock issued for dividend reinvestment plan	$288	256
Stock-based compensation capitalized	$391	478
Contributions from limited partners in consolidated partnerships, net	$—	42
Common stock issued for dividend reinvestment in trust	$153	140
Contribution of stock awards into trust	$1,068	381
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except unit data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,228,920	1,215,659
Buildings and improvements	2,515,644	2,502,186
Properties in development	208,432	192,067
	3,952,996	3,909,912
Less: accumulated depreciation	808,699	782,749
	3,144,297	3,127,163
Investments in real estate partnerships	432,287	442,927
Net real estate investments	3,576,584	3,570,090
Cash and cash equivalents	22,402	22,349
Restricted cash	6,090	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,697 and $3,915 at March 31, 2013 and December 31, 2012, respectively	24,589	26,601
Straight-line rent receivable, net of reserve of $568 and $870 at March 31, 2013 and December 31, 2012, respectively	51,403	49,990
Notes receivable	19,727	23,751
Deferred costs, less accumulated amortization of $71,640 and $69,224 at March 31, 2013 and December 31, 2012, respectively	68,206	69,506
Acquired lease intangible assets, less accumulated amortization of $21,104 and $19,148 at March 31, 2013 and December 31, 2012, respectively	40,391	42,459
Trading securities held in trust, at fair value	24,495	23,429
Other assets	27,500	18,811
Total assets	$3,861,387	3,853,458
Liabilities and Capital
Liabilities:
Notes payable	$1,785,443	1,771,891
Unsecured credit facilities	145,000	170,000
Accounts payable and other liabilities	121,120	127,185
Acquired lease intangible liabilities, less accumulated accretion of $7,393 and $6,636 at March 31, 2013 and December 31, 2012, respectively	19,510	20,325
Tenants’ security and escrow deposits and prepaid rent	14,618	18,146
Total liabilities	2,085,691	2,107,547
Commitments and contingencies (note 11)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively, liquidation preference of $25 per unit	325,000	325,000
General partner; 91,397,030 and 90,394,486 units outstanding at March 31, 2013 and December 31, 2012, respectively	1,489,777	1,463,480
Limited partners; 177,164 units outstanding at March 31, 2013 and December 31, 2012	(1,193)	(1,153)
Accumulated other comprehensive loss	(51,983)	(57,715)
Total partners’ capital	1,761,601	1,729,612
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	14,095	16,299
Total noncontrolling interests	14,095	16,299
Total capital	1,775,696	1,745,911
Total liabilities and capital	$3,861,387	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Minimum rent	$90,726	91,395
Percentage rent	1,548	1,160
Recoveries from tenants and other income	27,053	26,538
Management, transaction, and other fees	6,761	7,150
Total revenues	126,088	126,243
Operating expenses:
Depreciation and amortization	32,764	32,480
Operating and maintenance	17,909	18,484
General and administrative	17,975	16,122
Real estate taxes	13,898	15,145
Other expenses	1,523	1,358
Total operating expenses	84,069	83,589
Other expense (income):
Interest expense, net of interest income of $459 and $535 in 2013 and 2012, respectively	27,832	28,958
Net investment income from deferred compensation plan, including unrealized gains of $831 and $1,224 in 2013 and 2012, respectively	(1,071)	(1,528)
Total other expense	26,761	27,430
Income before equity in income of investments in real estate partnerships	15,258	15,224
Equity in income of investments in real estate partnerships	5,876	2,966
Income from continuing operations before tax	21,134	18,190
Income tax expense of taxable REIT subsidiary	—	231
Income from continuing operations	21,134	17,959
Discontinued operations, net:
Operating income	—	641
Gain on sale of operating properties, net	—	6,301
Income from discontinued operations	—	6,942
Income before gain on sale of real estate	21,134	24,901
Gain on sale of real estate	—	1,834
Net income	21,134	26,735
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(275)	(192)
Income attributable to noncontrolling interests	(275)	(192)
Net income attributable to the Partnership	20,859	26,543
Preferred unit distributions	(5,266)	(13,308)
Net income attributable to common unit holders	$15,593	13,235
Income per common unit - basic:
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common unit holders	$0.17	0.14
Income per common unit - diluted:
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common unit holders	$0.17	0.14
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net income	$21,134	26,735
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	3,372	(34)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	3
Other comprehensive income	5,747	2,336
Comprehensive income	26,881	29,071
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	275	192
Other comprehensive loss attributable to noncontrolling interests	4	(15)
Comprehensive income attributable to noncontrolling interests	279	177
Comprehensive income attributable to the Partnership	$26,602	28,894
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 30, 2013 and 2012 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	27,118	54	—	26,543	192	26,735
Other comprehensive income (loss)	—	—	5	2,346	2,351	(15)	2,336
Contributions from partners	—	—	—	—	—	42	42
Distributions to partners	—	(41,291)	(86)	—	(41,377)	(249)	(41,626)
Redemption of preferred units	(48,125)	(200,000)	—	—	(248,125)	—	(248,125)
Preferred unit distributions	(404)	(6,944)	—	—	(7,348)	—	(7,348)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	2,863	—	—	2,863	—	2,863
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	241,450	—	—	241,450	—	241,450
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(1,367)	—	—	(1,367)	—	(1,367)
Balance at March 31, 2012	—	1,901,613	(990)	(69,083)	1,831,540	13,074	1,844,614

Balance at December 31, 2012	—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	—	20,820	39	—	20,859	275	21,134
Other comprehensive income	—	—	11	5,732	5,743	4	5,747
Distributions to partners	—	(41,576)	(90)	—	(41,666)	(2,483)	(44,149)
Preferred unit distributions	—	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	3,355	—	—	3,355	—	3,355
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	48,964	—	—	48,964	—	48,964
Balance at March 31, 2013	$—	1,814,777	(1,193)	(51,983)	1,761,601	14,095	1,775,696

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$21,134	26,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,764	32,929
Amortization of deferred loan cost and debt premium	3,087	3,265
Accretion of above and below market lease intangibles, net	(510)	(220)
Stock-based compensation, net of capitalization	3,024	2,447
Equity in income of investments in real estate partnerships	(5,876)	(2,966)
Net gain on sale of properties	—	(8,135)
Distribution of earnings from operations of investments in real estate partnerships	13,859	8,556
Gain on derivative instruments	(5)	(8)
Deferred compensation expense	1,079	1,477
Realized and unrealized gains on trading securities held in trust	(1,079)	(1,528)
Changes in assets and liabilities:
Restricted cash	382	(356)
Accounts receivable	(1,180)	(7,913)
Straight-line rent receivables, net	(1,413)	(1,650)
Deferred leasing costs	(1,983)	(2,467)
Other assets	(1,383)	2,164
Accounts payable and other liabilities	(19,026)	(8,526)
Tenants’ security and escrow deposits and prepaid rent	(3,569)	(598)
Net cash provided by operating activities	39,305	43,206
Cash flows from investing activities:
Development of real estate including acquisition of land	(30,371)	(32,352)
Proceeds from sale of real estate investments	96	28,907
Collection (issuance) of notes receivable	4,024	(684)
Investments in real estate partnerships	(4,060)	(14,380)
Distributions received from investments in real estate partnerships	7,187	—
Dividends on trading securities held in trust	33	29
Acquisition of securities	(7,039)	(8,392)
Proceeds from sale of securities	2,019	8,193
Net cash used in investing activities	(28,111)	(18,679)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	51,608	—
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	—	241,450
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred partnership units	—	(248,125)
Distributions to limited partners in consolidated partnerships, net	(2,483)	(249)
Distributions to partners	(41,380)	(41,121)
Distributions to preferred unit holders	—	(404)
Repayment of fixed rate unsecured notes	—	(192,375)
Proceeds from unsecured credit facilities	37,000	235,000
Repayment of unsecured credit facilities	(62,000)	(150,000)
Proceeds from notes payable	8,250	150,000
Scheduled principal payments	(2,059)	(1,725)
Payment of loan costs	(111)	(1,600)
Net cash used in financing activities	(11,141)	(8,814)
Net increase in cash and cash equivalents	53	15,713
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$22,402	27,115

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,062 and $371 in 2013 and 2012, respectively)	$19,017	25,854
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,266	6,944
Real estate received through distribution in kind	$7,700	—
Mortgage loans assumed through distribution in kind	$7,500	—
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$3,385	(31)
Common stock issued by Parent Company for dividend reinvestment plan	$288	256
Stock-based compensation capitalized	$391	478
Contributions from limited partners in consolidated partnerships, net	$—	42
Common stock issued for dividend reinvestment in trust	$153	140
Contribution of stock awards into trust	$1,068	381
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. At March 31, 2013, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 205 retail shopping centers and held partial interests in an additional 140 retail shopping centers through investments in real estate partnerships (also referred to as joint ventures or co-investment partnerships).
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are considered to be of a normal recurring nature.
Recently Adopted Accounting Pronouncements
On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These new standards retain the existing offsetting models under U.S. GAAP but require new disclosure requirements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending transactions that are either offset in the Consolidated Balance Sheets or subject to an enforceable master netting arrangement or similar agreement. Retrospective application is required. While the Company does have derivatives subject to master netting agreements, it does not have multiple derivatives with the same counterparties to offset, therefore no additional disclosures are necessary.

2.	Real Estate Investments

There were no shopping centers acquired during the three months ended March 31, 2013.

On March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC (MCWR III) co-investment partnership through a distribution-in-kind ("DIK"). The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III, net of deferred gain, on the date of dissolution of $7.7 million, including a $7.5 million mortgage assumed.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

3.    Discontinued Operations

Dispositions

There were no shopping centers disposed of during the three months ended March 31, 2013. The following table provides a summary of shopping centers disposed of during the three months ended March 31, 2012 (in thousands):

2012
Net proceeds	$21,600
Gain on sale of properties	$6,301
Number of properties sold	2
Percent interest sold	100%

The following table provides a summary of revenues and expenses from properties included in discontinued operations for three months ended March 31, 2012 (in thousands):

2012
Revenues	$1,462
Operating expenses	883
Income tax benefit (1)	(62)
Operating income from discontinued operations	$641

(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

4.    Income Taxes

Income tax expense (benefit) is separately presented on the face of the Consolidated Statement of Operations, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations. There was no income tax expense (benefit) for the three months ended March 31, 2013. Income tax expense (benefit) was as follows for the three months ended March 31, 2012 (in thousands):

2012
Income tax expense (benefit) from:
Continuing operations	$231
Discontinued operations	(62)
Total income tax expense	$169

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

5.    Notes Payable and Unsecured Credit Facilities
Since December 31, 2012, the Company has repaid $25.0 million, net of borrowings, on its $800.0 million Line of Credit (the "Line"). On March 4, 2013, the Company entered into an interest only mortgage for $8.3 million on a recently completed development property at a fixed rate of 3.3%, maturing on April 1, 2020. Further, the Company assumed debt of $7.5 million with the DIK of Hilltop Village on March 20, 2013, which is interest only with a fixed rate of 5.6% and matures on April 6, 2016.
The Company’s outstanding debt at March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	2013	2012
Notes payable:
Fixed rate mortgage loans	$475,443	461,914
Variable rate mortgage loans	11,960	12,041
Fixed rate unsecured loans	1,298,040	1,297,936
Total notes payable	1,785,443	1,771,891
Unsecured credit facilities	145,000	170,000
Total	$1,930,443	1,941,891

As of March 31, 2013, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2013	$5,791	16,317	—	22,108
2014	7,383	26,912	150,000	184,295
2015	5,747	62,435	350,000	418,182
2016	5,487	21,661	145,000	172,148
2017	4,584	84,484	400,000	489,068
Beyond 5 Years	20,021	220,993	400,000	641,014
Unamortized debt (discounts) premiums, net	—	5,588	(1,960)	3,628
Total	$49,013	438,390	1,443,040	1,930,443

(1) Includes unsecured public debt and unsecured credit facilities balances outstanding as of March 31, 2013.

The Company believes it was in compliance at March 31, 2013 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of March 31, 2013 and December 31, 2012 (in thousands):

							Fair Value
Effective Date	Maturity Date	Early Termination Date (1)	Counterparty	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2013	2012
Assets:
4/15/14	4/15/24	10/15/14	JPMorgan Chase Bank, N.A.	$75,000	3 Month LIBOR	2.087%	$1,732	1,022
4/15/14	4/15/24	10/15/14	Bank of America, N.A.	50,000	3 Month LIBOR	2.088%	1,147	672
8/1/15	8/1/25	2/1/16	US Bank National Association	75,000	3 Month LIBOR	2.479%	2,081	1,131
8/1/15	8/1/25	2/1/16	Royal Bank of Canada	50,000	3 Month LIBOR	2.479%	1,344	729
8/1/15	8/1/25	2/1/16	PNC Bank, N.A.	50,000	3 Month LIBOR	2.479%	1,375	753
Other Assets							$7,679	4,307
Liabilities:
10/1/11	9/1/14	N/A	PNC Bank, N.A.	$9,000	1 Month LIBOR	0.760%	$(64)	(76)
Accounts payable and other liabilities							$(64)	(76)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
These derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The derivative instruments are subject to master netting agreements, however the Company does not have multiple derivatives with the same counterparties, therefore none are offset in the accompanying Consolidated Balance Sheet.
The Company has $150.0 million of unsecured long-term debt that matures in 2014 and $350.0 million of unsecured long-term debt that matures in 2015. In order to mitigate the risk of interest rates rising before new unsecured borrowings are obtained, the Company entered into five forward-starting interest rate swaps during December 2012, for the same ten year periods expected for the future borrowings. These swaps total $300.0 million of notional value, as shown above as assets at March 31, 2013. The Company will settle these swaps upon maturity, which is expected to coincide with the date new unsecured borrowings are obtained, and will begin amortizing the gain or loss realized from the swap settlement over the ten year period expected for the new borrowings; resulting in a modified effective interest rate on those borrowings.
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$3,372	34	Interest expense	$(2,367)	(2,364)	Other expenses	$—	(3)
As of March 31, 2013, the Company expects $9.5 million of deferred losses (gains) on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

7.    Fair Value Measurements

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

Notes Receivable

The fair value of the Company's notes receivable is estimated by calculating the present value of future contractual cash flows discounted at an interest rate available for notes of the same terms and maturities adjusted for customer specific credit risk. The interest rates range from 7.01% to 8.56% at March 31, 2013, based on the Company's estimates. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy, which considered counter-party credit risk and loan to value ratio on the underlying property securing the note receivable. Based on the estimates made by the Company, the fair value of notes receivable was $19.7 million and $23.7 million at March 31, 2013 and December 31, 2012, respectively.

Notes Payable

The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. These rates range from 2.3% to 3.0% at March 31, 2013, based on the Company's estimates. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired including those loans assumed in distribution-in-kind liquidations. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $2.0 billion at March 31, 2013 and December 31, 2012, respectively.

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions, which is estimated to be 1.6% at March 31, 2013. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of the credit facilities was $145.2 million and $170.2 million at March 31, 2013 and December 31, 2012, respectively.

(b) Fair Value Measurements

Internally developed fair value measurements, including the unobservable inputs, are evaluated for reasonableness based on current transactions and experience in the real estate and capital markets. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. The Company's valuation policies and procedures are determined by its Finance Group, which reports to the Chief Financial Officer, and the results of significant fair value measurements are discussed with the Audit Committee of the Board of Directors on a quarterly basis. The following describes valuation methods for each of our financial instruments required to be measured at fair value on a recurring basis.

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
March 31, 2013

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
The following are fair value measurements recorded on a recurring basis at March 31, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value Measurements as of March 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$24,495	24,495	—	—
Interest rate derivatives	7,679	—	7,685	(6)
Total	$32,174	24,495	7,685	(6)

Liabilities
Interest rate derivatives	$(64)	—	(65)	1

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,429	23,429	—	—
Interest rate derivatives	4,307	—	4,412	(105)
Total	$27,736	23,429	4,412	(105)

Liabilities
Interest rate derivatives	$(76)	—	(77)	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

There were no fair value measurements recorded on a nonrecurring basis as of March 31, 2013. The following are fair value measurements recorded on a nonrecurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses) (1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$49,673	—	—	49,673	(54,500)

(1) Excludes impairments for properties sold during the year ended December 31, 2012.
Long-lived assets held and used are comprised primarily of real estate. The Company recognized a $54.5 million impairment loss related to two operating properties during the year ended December 31, 2012. The Company determined that it is more likely than not that one of the properties will be sold before the end of its previously estimated useful life, and the other property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to the impairments. As a result, the Company estimated the fair value of the properties and recorded the impairment losses.
Fair value for those assets measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2012:

	2012
	Low	High
Overall cap rates	8.3%	8.5%
Rental growth rates	(8.3)%	2.5%
Discount rates	10.5%	10.5%
Terminal cap rates	8.8%	8.8%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

On August 10, 2012, the Parent Company entered into an at the market ("ATM") equity distribution agreement in which we may from time to time offer and sell up to $150.0 million of our common stock. The net proceeds are expected to fund potential acquisition opportunities, fund development or redevelopment activities, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. During the three months ended March 31, 2013, 995,728 shares were issued at a weighted average price per share of $52.62 for proceeds of $51.6 million, net of commissions of approximately $786,600 and issuance costs of approximately $3,500. As of March 31, 2013, the Company had the capacity to issue $75.6 million in common stock under its ATM equity program. Since March 31, 2013, the Company settled an additional 207,000 shares that traded prior to March 31, 2013 at a weighted average price per share of $52.45 for net proceeds of $10.7 million.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Stock-Based Compensation
During 2013, the Company granted approximately 230,000 shares of non-vested restricted stock awards with a weighted-average grant-date fair value of $52.40 per share.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(61,991)	4,276	(57,715)
Net gain on cash flow derivative instruments	—	3,366	3,366
Amounts reclassified from other comprehensive income	2,362	4	2,366
Current period other comprehensive income, net	2,362	3,370	5,732
Ending balance at March 31, 2013	$(59,629)	7,646	(51,983)
The following represents amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2013 and 2012, respectively:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Operations
	2013	2012
Gains / (Losses) on cash flow hedges
Interest rate derivative contracts	$2,367	2,364	Interest expense

9.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $23.9 million and $22.8 million at March 31, 2013 and December 31, 2012, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended March 31, 2013 and 2012, respectively (in thousands except per share data):

	Three months ended March 31,
	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$21,134	17,959
Gain on sale of real estate	—	1,834
Less: income (loss) attributable to noncontrolling interests	314	(383)
Income from continuing operations attributable to the Company	20,820	20,176
Less: preferred stock dividends	5,266	13,937
Less: dividends paid on unvested restricted stock	216	231
Income from continuing operations attributable to common stockholders - basic	15,338	6,008
Add: dividends paid on Treasury Method restricted stock	28	14
Income from continuing operations attributable to common stockholders - diluted	15,366	6,022
Discontinued Operations
Income from discontinued operations	—	6,942
Less: income from discontinued operations attributable to noncontrolling interests	—	14
Income from discontinued operations attributable to the Company	—	6,928
Net Income
Net income attributable to common stockholders - basic	15,338	12,936
Net income attributable to common stockholders - diluted	$15,366	12,950
Denominator:
Weighted average common shares outstanding for basic EPS	90,112	89,497
Incremental shares to be issued under unvested restricted stock	61	30
Weighted average common shares outstanding for diluted EPS	90,173	89,527
Income per common share – basic
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common stockholders	$0.17	0.14
Income per common share – diluted
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common stockholders	$0.17	0.14
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2013 and 2012 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended March 31, 2013 and 2012, respectively (in thousands except per unit data):

	Three months ended March 31,
	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$21,134	17,959
Gain on sale of real estate	—	1,834
Less: income attributable to noncontrolling interests	275	192
Income from continuing operations attributable to the Partnership	20,859	19,601
Less: preferred unit distributions	5,266	13,308
Less: dividends paid on unvested restricted units	216	231
Income from continuing operations attributable to common unit holders - basic	15,377	6,062
Add: dividends paid on Treasury Method restricted units	28	14
Income from continuing operations attributable to common unit holders - diluted	15,405	6,076
Discontinued Operations
Income from discontinued operations	—	6,942
Less: income from discontinued operations attributable to noncontrolling interests	—	14
Income from discontinued operations attributable to the Partnership	—	6,928
Net Income
Net income attributable to common unit holders - basic	15,377	12,990
Net income attributable common unit holders - diluted	$15,405	13,004
Denominator:
Weighted average common units outstanding for basic EPU	90,289	89,674
Incremental units to be issued under unvested restricted stock	61	30
Weighted average common units outstanding for diluted EPU	90,350	89,704
Income per common unit – basic
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common unit holders	$0.17	0.14
Income per common unit – diluted
Continuing operations	$0.17	0.07
Discontinued operations	—	0.07
Net income attributable to common unit holders	$0.17	0.14

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2013

11.    Commitments and Contingencies
The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.
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
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2013 and December 31, 2012, the Company had $19.4 million and $20.8 million letters of credit outstanding, respectively.

12.     Subsequent Events

Pursuant to FASB ASC Topic 855, Subsequent Events, the Company evaluated subsequent events and transactions that occurred after the March 31, 2013 consolidated balance sheet date for potential recognition or disclosure in its consolidated financial statements.

On May 3, 2013, the Company sold a shopping center, Deer Springs Town Center, for a gross sales price of $50.5 million and a net gain of $4.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Parent Company and the Operating Partnership, collectively “Regency” or the "Company”, operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in leasing activity and market rents; timing of development starts; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

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

At March 31, 2013, we directly owned 205 shopping centers (the “Consolidated Properties”) located in 24 states representing 22.6 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 140 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 17.4 million square feet of GLA.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads ("out-parcels") to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. At March 31, 2013, the consolidated shopping centers were 93.9% leased, as compared to 92.2% at March 31, 2012 and 94.1% at December 31, 2012.
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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	March 31, 2013	December 31, 2012
Number of Properties	205	204
Properties in Development	4	4
Gross Leasable Area	22,630	22,532
% Leased – Operating and Development	93.9%	94.1%
% Leased – Operating	94.2%	94.4%
Weighted average annual effective rent per square foot (1)	$16.98	16.95

(1) Net of tenant concessions.
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio, excluding the assets and liabilities held by by BRE Throne, LLC ("BRET") as the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment (GLA in thousands):

	March 31, 2013	December 31, 2012
Number of Properties	140	144
Gross Leasable Area	17,373	17,762
% Leased – Operating	95.1%	95.2%
Weighted average effective annual rent per square foot (1)	$16.87	17.03

(1) Net of tenant concessions.

The following table summarizes leasing activity for the year-to-date period ended March 31, 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships, excluding the BRET portfolio:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	100	194	$23.57	$6.70	$9.55
Renewals	228	505	$24.21	$0.35	$2.56
Total	328	699	$24.03	$2.11	$4.50

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at March 31, 2013:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	48	7.5%	4.4%
Publix	52	6.8%	4.2%
Safeway	52	5.6%	3.2%

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. On March 31, 2013, our cash balance was $22.4 million. We have an $800.0 million Line, which matures in September 2016, that had an outstanding balance of $45.0 million at March 31, 2013 with remaining available borrowings of $735.6 million, net of outstanding letters of credit. As of March 31, 2013, we were authorized to issue $75.6 million in common stock under our ATM equity program.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2013, and 2012 (in thousands):

	2013	2012	Change
Net cash provided by operating activities	$39,305	43,206	(3,901)
Net cash used in investing activities	(28,111)	(18,679)	(9,432)
Net cash used in financing activities	(11,141)	(8,814)	(2,327)
Net increase in cash and cash equivalents	$53	15,713	(15,660)
Net cash provided by operating activities:
Net cash provided by operating activities decreased by $3.9 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due primarily to the payout of 2012 incentive compensation, using 2012 excess cash flows from operating activities, that was accrued within accounts payable and other liabilities at December 31, 2012.  We expect our future cash flows from operating activities to be sufficient to fund our distribution requirements.

Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.4625 per share, payable on June 5, 2013. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $41.4 million and $41.5 million for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in investing activities:
Net cash used in investing activities increased by $9.4 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Significant investing activity during the three months ended March 31, 2013 included:

•	Receiving proceeds of $4.0 million from the collection of notes receivable, which matured during the quarter;

•	Receiving distributions of $6.9 million from a co-investment partnership for our pro-rata share of loan proceeds:
•Capital expenditures incurred for the development, redevelopment, improvement and leasing of our real estate properties was $30.4 million and $32.4 million for the three months ended March 31, 2013 and 2012 (in thousands), respectively, as follows:

	2013	2012	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$—	13,697	(13,697)
Building improvements and other	5,812	3,586	2,226
Tenant allowances	1,373	2,795	(1,422)
Redevelopment costs	588	3,360	(2,772)
Development costs	20,626	5,946	14,680
Capitalized interest	1,062	371	691
Capitalized direct compensation	910	2,597	(1,687)
Real estate development and capital improvements	$30,371	32,352	(1,981)

•	During the three months ended March 31, 2012, we acquired one land parcel for $13.7 million, compared to no land parcels acquired during the three months ended March 31, 2013.

•	The increase in building improvements and other capital expenditures is due to normal ongoing capitalizable improvements to our existing centers.

•
The decrease in redevelopment costs is primarily due to the timing of our redevelopment projects. Although we had no redevelopment projects start during the three months ended March 31, 2013 or 2012, redevelopment costs were higher in the three months ended March 31, 2012, primarily due to two redevelopments that started towards the end of 2011 and progressed in the first quarter of 2012.

•
Development costs increased $14.7 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Although we did not have any development projects start in the first quarter of 2013 and had two development projects start in the first quarter of 2012, we incurred substantial development costs on two projects under construction during the three months ended March 31, 2013. East Washington Place and Grand Ridge Plaza are progressing and are projected to have estimated net development costs of $147.6 million upon completion.

Further, the majority of the direct compensation associated with a development or redevelopment project is recorded at project start or soon thereafter. Thus, although overall development costs increased, capitalized direct compensation decreased, since there were no starts in the three months ended March 31, 2013.

At March 31, 2013, we had four development projects that were either under construction or in lease up, compared to seven such development projects at December 31, 2012. The following table details our development projects as of March 31, 2013 (in thousands, except cost per square foot):

Property Name	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	Aug-13	$59,312	$26,704	203	$292
Southpark at Cinco Ranch	Q1-12	Oct-12	31,528	7,128	243	130
Grand Ridge Plaza	Q2-12	Jun-13	88,330	52,895	326	271
Shops at Erwin Mill	Q2-12	Dec-13	14,384	4,705	90	160
Total			$193,554	$91,432	862	$225	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.
There were no development projects completed during the three months ended March 31, 2013.
We plan to continue developing projects for long-term investment purposes and have a staff of employees who directly support our development program. Internal costs attributable to these development activities are capitalized as part of each development project. During the three months ended March 31, 2013, we capitalized $1.1 million of interest expense and approximately $910,000 of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development projects that may be capitalized. A 10% reduction in development activity without a corresponding reduction in the compensation costs directly related to our development activities could result in an additional charge to net income of approximately $912,000.
Net cash used in financing activities:
Net cash used in financing activities increased by $2.3 million. Significant financing activities during the three months ended March 31, 2013 include:

•	The Parent Company issued 995,728 shares of common stock through our ATM program resulting in net proceeds of $51.6 million;

•	We repaid $25.0 million, net, on our Line; and

•	We received proceeds of $8.3 million from the issuance of fixed rate, mortgage loan.

We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2013, 76.3% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.3 times for the three months ended March 31, 2013 and 2012. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2013, we estimate that we will require approximately $149.7 million to repay $16.4 million of maturing debt (excluding scheduled principal payments), $128.4 million to complete currently in-process developments and redevelopments, and $4.9 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new development or redevelop additional shopping centers, our cash requirements will increase. At March 31, 2013, our joint ventures had $13.7 million of scheduled secured mortgage loans and credit lines maturing through 2013. To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt.

Investments in Real Estate Partnerships

At March 31, 2013 and December 31, 2012, we had investments in real estate partnerships of $432.3 million and $442.9 million, respectively. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at March 31, 2013 and December 31, 2012 (dollars in thousands):

	2013	2012
Number of Co-investment Partnerships	18	19
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	140	144
Combined Assets (1)	$3,345,570	3,434,954
Combined Liabilities (1)	$1,884,554	1,933,488
Combined Equity (3)	$1,461,016	1,501,466
Regency’s Share of (1)(2)(3):
Assets	$1,129,348	1,154,387
Liabilities	$625,800	635,882

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $6.6 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively.

Our equity method investments in real estate partnerships as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	Regency's Ownership	2013	2012
GRI - Regency, LLC (GRIR)	40.00%	$261,587	272,044
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	—	29
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,796	17,200
Columbia Regency Partners II, LLC (Columbia II)	20.00%	10,436	8,660
Cameron Village, LLC (Cameron)	30.00%	16,435	16,708
RegCal, LLC (RegCal)	25.00%	15,233	15,602
Regency Retail Partners, LP (the Fund) (2)	20.00%	14,914	15,248
US Regency Retail I, LLC (USAA)	20.01%	1,965	2,173
BRE Throne Holdings, LLC (BRET)	47.80%	48,730	48,757
Other investments in real estate partnerships	50.00%	46,191	46,506
Total (3)		$432,287	442,927

(1) On March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC ("MCWR III") co-investment partnership through a distribution-in-kind ("DIK"). The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III on the date of dissolution of approximately $100.0 thousand, net of liabilities assumed.

(2) On April 11, 2013, we announced that, together with our partners, we have elected to sell all of the assets (the “Portfolio”) owned in Regency Retail Partners, LP (the “Fund”). The Portfolio is under contract and once the transaction closes, the Fund will be dissolved. The disposition is expected to occur by the end of the third quarter of 2013.

(3) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis.

Notes Payable - Investments in Real Estate Partnerships
At March 31, 2013, our investments in real estate partnerships, excluding BRET, had notes payable of $1.8 billion maturing through 2028, of which 98.7% had a weighted average fixed interest rate of 5.5%, and the remaining notes payable had a weighted average variable interest rate of 3.0%, which is based on a spread over LIBOR. These loans are all non-recourse and our pro-rata share was $589.4 million.
As of March 31, 2013, scheduled principal repayments on notes payable held by our investments in real estate partnerships, excluding BRET, were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments (1)	Mortgage Loan Maturities (1)	Unsecured Maturities (1)	Total (1)	Regency’s Pro-Rata Share (1)
2013	$14,738	13,678	—	28,416	10,132
2014	21,289	53,015	11,160	85,464	25,154
2015	21,895	130,796	—	152,691	49,619
2016	19,139	366,757	—	385,896	126,017
2017	18,437	164,179	—	182,616	42,543
Beyond 5 Years	80,265	857,454	—	937,719	336,071
Unamortized debt premiums, net	—	1,229	—	1,229	(163)
Total	$175,763	1,587,108	11,160	1,774,031	589,373

(1) Excludes BRET.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations
Comparison of the three months ended March 31, 2013 to 2012:
Our revenues remained relatively consistent in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$90,726	91,395	(669)
Percentage rent	1,548	1,160	388
Recoveries from tenants and other income	27,053	26,538	515
Management, transaction, and other fees	6,761	7,150	(389)
Total revenues	$126,088	126,243	(155)
Fluctuations in our revenues are driven by the following primary factors (GLA in thousands):

	2013	2012	Change
Average occupancy (1)	94.0%	91.4%	2.6%
Average gross leasable area (1)	22,631	23,547	(916)
Average base rent per square foot (1)	$17.12	16.70	0.42

(1) These factors relate to the Consolidated Properties in our shopping center portfolio and exclude the effects of discontinued operations.

Minimum rent decreased approximately $669,000 from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to the following factors:

•	$7.8 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$4.1 million increase due to the acquisition of six operating properties and operations beginning at three development properties since March 31, 2012, and

•	$3.0 million increase due to increases in average occupancy and average base rent per square foot.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$1,638	1,636	2
Property management fees	3,617	3,543	74
Leasing commissions and other fees	1,506	1,971	(465)
	$6,761	7,150	(389)

Our operating expenses remained relatively consistent in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$32,764	32,480	284
Operating and maintenance	17,909	18,484	(575)
General and administrative	17,975	16,122	1,853
Real estate taxes	13,898	15,145	(1,247)
Other expenses	1,523	1,358	165
Total operating expenses	$84,069	83,589	480

Depreciation and amortization, and operating and maintenance expense decreased $3.8 million and $2.1 million, respectively, due to the 15-property portfolio sale discussed above. These decreases were offset by increases from the acquisition of six operating properties and operations beginning at three development properties since March 31, 2012. In addition, general and administrative expense increased primarily due to a $1.7 million decrease in development overhead capitalization recorded during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to the timing of development starts, offset by lower compensation and non-qualified deferred compensation expense. Real estate taxes decreased $1.4 million due to the 15-property portfolio sale, which was offset by increases from current year acquisitions and developments.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$27,832	28,958	(1,126)
Net investment income from deferred compensation plan	(1,071)	(1,528)	457
	$26,761	27,430	(669)
The following table presents the change in interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$25,818	26,333	(515)
Interest on unsecured credit facilities	1,160	1,161	(1)
Capitalized interest	(1,062)	(371)	(691)
Hedge interest	2,375	2,370	5
Interest income	(459)	(535)	76
	$27,832	28,958	(1,126)

Our equity in income of investments in real estate partnerships increased by $2.9 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,972	1,622	1,350
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	44	(24)	68
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	251	387	(136)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	137	42	95
Cameron Village, LLC (Cameron)	30.00%	199	207	(8)
RegCal, LLC (RegCal)	25.00%	115	90	25
Regency Retail Partners, LP (the Fund)	20.00%	63	136	(73)
US Regency Retail I, LLC (USAA)	20.01%	107	36	71
BRE Throne Holdings, LLC (BRET)	47.80%	1,230	—	1,230
Other investments in real estate partnerships	50.00%	758	470	288
Total		$5,876	2,966	2,910

(1) At March 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
The increase in our equity in income in investments in real estate partnerships for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to an approximately $502,000 increase in our share of net operating income for the GRIR investment over the prior year due to the timing of annual percentage rent increases, an approximately $668,000 decrease in our share of interest expense for the GRIR investment over the prior year due to a change in the mix of debt, and the $1.2 million earned on the new ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012.
The following represents the remaining components to determine net income attributable to the common stockholders and unit holders for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$21,134	18,190	2,944
Income tax expense of taxable REIT subsidiary	—	231	(231)
Income from discontinued operations	—	6,942	(6,942)
Gain on sale of real estate	—	1,834	(1,834)
(Income) loss attributable to noncontrolling interests	(314)	383	(697)
Preferred stock dividends	(5,266)	(13,937)	8,671
Net income attributable to common stockholders	$15,554	13,181	2,373
Net income attributable to exchangeable operating partnership units	39	54	(15)
Net income attributable to common unit holders	$15,593	13,235	2,358
Income from discontinued operations of $6.9 million for the three months March 31, 2012 included $6.3 million in gains, net of taxes, from the sale of two operating properties and the operations, of the shopping centers sold.
During the the three months ended March 31, 2012, we sold two out-parcels and received net proceeds of $7.3 million and recognized a gain of $1.8 million, whereas during the three months ended March 31, 2013, we had one out-parcel sale and received net proceeds of approximately $96,000 and recognized no gain.
Preferred stock dividends decreased $8.7 million during the three months ended March 31, 2013, from $13.9 million during the three months ended March 31, 2012 to $5.3 million during the three months ended March 31, 2013. The decrease is attributable to the $7.0 million non-cash charge for stock issuance costs recognized upon redemption of the Series 3 and 4 Preferred Stock on March 31, 2012 as well as additional dividends declared on the Series 5 Preferred Stock that was outstanding during the three months ended March 31, 2012 and redeemed during the third quarter of 2012.

Related to our Parent Company's results, our net income attributable to common stockholders for the three months ended March 31, 2013 was $15.6 million, an increase of $2.4 million as compared to net income of $13.2 million for the three months ended March 31, 2012. The higher net income primarily resulted from the decrease in interest expense and increase in our equity in income in investments in real estate partnerships from 2012 to 2013, as discussed above. Our diluted net income per share was $0.17 for the three months ended March 31, 2013 as compared to diluted net income per share of $0.14 for the three months ended March 31, 2012.
Related to our Operating Partnership results, our net income attributable to common unit holders for the three months ended March 31, 2013 was $15.6 million, an increase of $2.4 million as compared to net income of $13.2 million for the three months ended March 31, 2012 for the same reasons stated above. Our diluted net income per unit was $0.17 for the three months ended March 31, 2013 as compared to net income per unit of $0.14 for the three months ended March 31, 2012.

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
The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
Same Property NOI includes only the net operating income of comparable operating properties that were owned and operated for the entirety of both periods being compared and excludes all Properties in Development and Non-Same Properties. A Non-Same Property is a property acquired during either period being compared or a development completion that is less than 90% funded or features less than two years of anchor operations. In no event can a development completion be termed a non-same property for more than two years. As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of our properties.

•
NOI is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by the Company, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented.

•
FFO is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for cash flow as a measure of liquidity.

•
Core FFO is an additional performance measure we use as the computation of FFO includes certain non-cash and non-comparable items that affect our period-over-period performance. Core FFO excludes from FFO, but is not limited to, transaction profits, income or expense, gains or losses from the early extinguishment of debt and other non-core items. We provide a reconciliation of FFO to Core FFO as shown below.

The Company's reconciliation of property revenues and property expenses to Same Property NOI for the periods ended March 31, 2013 to 2012 is as follows (in thousands):

	Three months ended March 31,
	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$50,320	(29,186)	21,134	45,724	(27,534)	18,190
Less:
Management, transaction, and other fees	—	6,761	6,761	—	7,150	7,150
Other (2)	1,192	1,051	2,243	1,631	(4)	1,627
Plus:
Depreciation and amortization	28,405	4,359	32,764	27,257	5,223	32,480
General and administrative	—	17,975	17,975	—	16,122	16,122
Other operating expense, excluding provision for doubtful accounts	56	912	968	44	859	903
Other expense	7,341	19,420	26,761	8,577	18,853	27,430
Equity in income (loss) of investments in real estate excluded from NOI (3)	17,765	(237)	17,528	17,979	1,696	19,675
NOI from properties sold	—	(6)	(6)	—	1,161	1,161
NOI	$102,695	5,425	108,120	97,950	9,234	107,184

(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.

(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.

(3) Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended March 31, 2013 to 2012 is as follows (in thousands, except share information):

	Three months ended March 31,
	2013	2012
Reconciliation of Net income to Funds from Operations
Net income attributable to common stockholders	$15,554	13,181
Adjustments to reconcile to Funds from Operations:
Depreciation and amortization - consolidated real estate	27,143	28,039
Depreciation and amortization - unconsolidated partnerships	10,618	11,100
Consolidated JV partners' share of depreciation	(209)	(181)
Amortization of leasing commissions and intangibles	4,729	4,013
Gain on sale of operating properties, net of tax (1)	—	(6,301)
Noncontrolling interest of exchangeable partnership units	39	54
Funds From Operations	$57,874	49,905
Reconciliation of FFO to Core FFO
Funds from operations	$57,874	49,905
Adjustments to reconcile to Core Funds from Operations:
Development and outparcel gain, net of dead deal costs and tax (1)	441	(1,329)
Provision for hedge ineffectiveness (1)	7	(5)
Original preferred stock issuance costs expensed	—	7,835
Gain on redemption of preferred units	—	(1,875)
One-time additional preferred dividend payment	—	1,750
Core Funds From Operations	$58,322	56,281

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2012.

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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2013.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended March 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2013	1,419	47.12	—	—
February 1 through February 29, 2013	58,154	50.30	—	—
March 1 through March 31, 2012	—	—	—	—
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

May 9, 2013	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 9, 2013	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)