Form 10-Q
period 2013-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2013-08-02
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 92,291,029 as of August 1, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2013, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 16% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands, except share data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,193,500	1,215,659
Buildings and improvements	2,502,979	2,502,186
Properties in development	246,990	192,067
	3,943,469	3,909,912
Less: accumulated depreciation	823,601	782,749
	3,119,868	3,127,163
Operating properties held for sale	15,961	—
Investments in real estate partnerships	428,606	442,927
Net real estate investments	3,564,435	3,570,090
Cash and cash equivalents	59,143	22,349
Restricted cash	5,354	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,766 and $3,915 at June 30, 2013 and December 31, 2012, respectively	21,824	26,601
Straight-line rent receivable, net of reserve of $566 and $870 at June 30, 2013 and December 31, 2012, respectively	50,258	49,990
Notes receivable	18,502	23,751
Deferred costs, less accumulated amortization of $72,758 and $69,224 at June 30, 2013 and December 31, 2012, respectively	68,141	69,506
Acquired lease intangible assets, less accumulated amortization of $21,860 and $19,148 at June 30, 2013 and December 31, 2012, respectively	41,331	42,459
Trading securities held in trust, at fair value	24,457	23,429
Other assets	46,458	18,811
Total assets	$3,899,903	3,853,458
Liabilities and Equity
Liabilities:
Notes payable	$1,767,124	1,771,891
Unsecured credit facilities	125,000	170,000
Accounts payable and other liabilities	131,181	127,185
Acquired lease intangible liabilities, less accumulated accretion of $8,245 and $6,636 at June 30, 2013 and December 31, 2012, respectively	26,337	20,325
Tenants’ security and escrow deposits and prepaid rent	14,229	18,146
Total liabilities	2,063,871	2,107,547
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at June 30, 2013 and December 31, 2012, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 92,279,321 and 90,394,486 shares issued at June 30, 2013 and December 31, 2012, respectively	923	904
Treasury stock at cost, 365,303 and 335,347 shares held at June 30, 2013 and December 31, 2012, respectively	(16,352)	(14,924)
Additional paid in capital	2,416,632	2,312,310
Accumulated other comprehensive loss	(31,319)	(57,715)
Distributions in excess of net income	(871,266)	(834,810)
Total stockholders’ equity	1,823,618	1,730,765
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $9,002 and $8,348 at June 30, 2013 and December 31, 2012, respectively	(1,165)	(1,153)
Limited partners’ interests in consolidated partnerships	13,579	16,299
Total noncontrolling interests	12,414	15,146
Total equity	1,836,032	1,745,911
Total liabilities and equity	$3,899,903	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$89,611	90,164	$178,333	179,533
Percentage rent	298	398	1,846	1,558
Recoveries from tenants and other income	29,192	29,734	55,877	55,918
Management, transaction, and other fees	6,741	6,469	13,502	13,618
Total revenues	125,842	126,765	249,558	250,627
Operating expenses:
Depreciation and amortization	31,930	31,737	63,871	63,108
Operating and maintenance	17,982	17,421	35,563	35,572
General and administrative	14,966	14,020	32,942	30,142
Real estate taxes	14,204	13,799	27,883	28,740
Other expenses	1,580	1,111	3,083	2,447
Total operating expenses	80,662	78,088	163,342	160,009
Other expense (income):
Interest expense, net of interest income of $292 and $377, and $751 and $913 for the three and six months ended June 30, 2013 and 2012, respectively	27,781	28,377	55,613	57,335
Provision for impairment	—	19,008	—	19,008
Net investment loss (income) from deferred compensation plan, including unrealized gains (loss) of $17 and ($499), and $848 and $725 for the three and six months ended June 30, 2013 and 2012, respectively	38	444	(1,034)	(1,084)
Total other expense	27,819	47,829	54,579	75,259
Income before equity in income of investments in real estate partnerships	17,361	848	31,637	15,359
Equity in income of investments in real estate partnerships	6,012	10,804	11,888	13,770
Income from continuing operations before tax	23,373	11,652	43,525	29,129
Income tax benefit of taxable REIT subsidiary	—	(840)	—	(608)
Income from continuing operations	23,373	12,492	43,525	29,737
Discontinued operations, net:
Operating income (loss)	969	(3,427)	1,951	(2,073)
Gain on sale of operating properties, net	11,410	2,304	11,410	8,605
Income (loss) from discontinued operations	12,379	(1,123)	13,361	6,532
Income before gain (loss) on sale of real estate	35,752	11,369	56,886	36,269
Gain (loss) on sale of real estate	1,717	(21)	1,717	1,814
Net income	37,469	11,348	58,603	38,083
Noncontrolling interests:
Preferred units	—	—	—	629
Exchangeable operating partnership units	(70)	(23)	(109)	(77)
Limited partners’ interests in consolidated partnerships	(270)	(232)	(545)	(424)
(Income) loss attributable to noncontrolling interests	(340)	(255)	(654)	128
Net income attributable to the Company	37,129	11,093	57,949	38,211
Preferred stock dividends	(5,265)	(5,396)	(10,531)	(19,333)
Net income attributable to common stockholders	$31,864	5,697	$47,418	18,878
Income per common share - basic:
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common stockholders	$0.35	0.06	$0.52	0.21
Income per common share - diluted:
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common stockholders	$0.35	0.06	$0.52	0.21
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$37,469	11,348	$58,603	38,083
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	4,733	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	18,332	(26)	21,704	(60)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	7	16	9
Other comprehensive income	20,706	2,347	26,453	4,682
Comprehensive income	58,175	13,695	85,056	42,765
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	340	255	654	(128)
Other comprehensive income (loss) attributable to noncontrolling interests	43	(6)	57	(16)
Comprehensive income (loss) attributable to noncontrolling interests	383	249	711	(144)
Comprehensive income attributable to the Company	$57,792	13,446	$84,345	42,909
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2013 and 2012 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	38,211	38,211	(629)	77	424	(128)	38,083
Other comprehensive income (loss)	—	—	—	—	4,698	—	4,698	—	9	(25)	(16)	4,682
Deferred compensation plan, net	—	—	405	(405)	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	5,726	—	—	5,726	—	—	—	—	5,726
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,548)	—	—	(1,548)	—	—	—	—	(1,548)
Common stock issued for dividend reinvestment plan	—	—	—	495	—	—	495	—	—	—	—	495
Redemption of preferred units	—	—	—	—	—	—	—	(48,125)	—	—	(48,125)	(48,125)
Issuance of preferred stock, net of issuance costs	250,000	—	—	(8,614)	—	—	241,386	—	—	—	—	241,386
Redemption of preferred stock	(200,000)	—	—	6,993	—	(6,993)	(200,000)	—	—	—	—	(200,000)
Contributions from partners	—	—	—	—	—	—	—	—	—	3,317	3,317	3,317
Distributions to partners	—	—	—	—	—	—	—	—	—	(576)	(576)	(576)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(12,340)	(12,340)	(404)	—	—	(404)	(12,744)
Common stock/unit ($0.925 per share)	—	—	—	—	—	(82,587)	(82,587)	—	(164)	—	(164)	(82,751)
Balance at June 30, 2012	$325,000	899	(14,792)	2,284,464	(66,731)	(726,444)	1,802,396	—	(1,041)	16,244	15,203	1,817,599

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2013 and 2012 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	—	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	57,949	57,949	—	109	545	654	58,603
Other comprehensive income	—	—	—	—	26,396	—	26,396	—	50	7	57	26,453
Deferred compensation plan, net	—	—	(1,428)	1,428	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	6,978	—	—	6,978	—	—	—	—	6,978
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,921)	—	—	(2,921)	—	—	—	—	(2,921)
Common stock issued for dividend reinvestment plan	—	—	—	578	—	—	578	—	—	—	—	578
Common stock issued for stock offerings, net of issuance costs	—	19	—	98,259	—	—	98,278	—	—	—	—	98,278
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	—	—	—	—	39	39	39
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,311)	(3,311)	(3,311)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(10,531)	(10,531)	—	—	—	—	(10,531)
Common stock/unit ($0.925 per share)	—	—	—	—	—	(83,874)	(83,874)	—	(171)	—	(171)	(84,045)
Balance at June 30, 2013	$325,000	923	(16,352)	2,416,632	(31,319)	(871,266)	1,823,618	—	(1,165)	13,579	12,414	1,836,032
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$58,603	38,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,170	66,062
Amortization of deferred loan cost and debt premium	6,175	6,461
Accretion of above and below market lease intangibles, net	(1,042)	(437)
Stock-based compensation, net of capitalization	6,159	4,903
Equity in income of investments in real estate partnerships	(11,888)	(13,770)
Net gain on sale of properties	(13,127)	(10,419)
Provision for impairment	—	23,508
Distribution of earnings from operations of investments in real estate partnerships	24,376	17,580
Loss on derivative instruments	(9)	(13)
Deferred compensation expense	1,051	1,073
Realized and unrealized gains on trading securities held in trust	(1,051)	(1,083)
Changes in assets and liabilities:
Restricted cash	1,118	(25)
Accounts receivable	(328)	(3,084)
Straight-line rent receivables, net	(2,612)	(3,365)
Deferred leasing costs	(4,212)	(6,146)
Other assets	(3,175)	(2,227)
Accounts payable and other liabilities	(17,286)	(6,393)
Tenants’ security and escrow deposits and prepaid rent	(3,846)	563
Net cash provided by operating activities	104,076	111,271
Cash flows from investing activities:
Acquisition of operating real estate	(26,676)	(586)
Development of real estate, including acquisition of land	(78,951)	(79,755)
Proceeds from sale of real estate investments	84,699	48,927
Collection (issuance) of notes receivable	6,025	(666)
Investments in real estate partnerships	(8,060)	(53,587)
Distributions received from investments in real estate partnerships	11,457	12,495
Dividends on trading securities held in trust	70	77
Acquisition of securities	(15,679)	(11,120)
Proceeds from sale of securities	10,632	11,385
Net cash used in investing activities	(16,483)	(72,830)
Cash flows from financing activities:
Net proceeds from common stock issuance	98,278	—
Net proceeds from issuance of preferred stock	—	241,386
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred stock and partnership units	—	(248,125)
Distributions (to) from limited partners in consolidated partnerships, net	(3,272)	1,801
Distributions to exchangeable operating partnership unit holders	(171)	(164)
Distributions to preferred unit holders	—	(404)
Dividends paid to common stockholders	(83,296)	(82,093)
Dividends paid to preferred stockholders	(5,265)	(6,943)
Proceeds from unsecured credit facilities	77,000	450,000
Repayment of unsecured credit facilities	(122,000)	(185,000)
Proceeds from notes payable	8,250	—
Repayment of notes payable	(16,349)	(192,375)
Scheduled principal payments	(3,893)	(3,513)
Payment of loan costs	(115)	(1,718)
Net cash used in financing activities	(50,799)	(26,813)
Net increase in cash and cash equivalents	36,794	11,628
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$59,143	23,030

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,305 and $1,246 in 2013 and 2012, respectively)	$54,670	61,901
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,266	5,397
Real estate received through distribution in kind	$7,576	—
Mortgage loans assumed through distribution in kind	$7,500	—
Mortgage loans assumed for the acquisition of real estate	$—	11,710
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$21,720	(49)
Common stock issued for dividend reinvestment plan	$578	495
Stock-based compensation capitalized	$948	960
Contributions from limited partners in consolidated partnerships, net	$—	940
Common stock issued for dividend reinvestment in trust	$320	287
Contribution of stock awards into trust	$1,504	806
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands, except unit data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,193,500	1,215,659
Buildings and improvements	2,502,979	2,502,186
Properties in development	246,990	192,067
	3,943,469	3,909,912
Less: accumulated depreciation	823,601	782,749
	3,119,868	3,127,163
Operating properties held for sale	15,961	—
Investments in real estate partnerships	428,606	442,927
Net real estate investments	3,564,435	3,570,090
Cash and cash equivalents	59,143	22,349
Restricted cash	5,354	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,766 and $3,915 at June 30, 2013 and December 31, 2012, respectively	21,824	26,601
Straight-line rent receivable, net of reserve of $566 and $870 at June 30, 2013 and December 31, 2012, respectively	50,258	49,990
Notes receivable	18,502	23,751
Deferred costs, less accumulated amortization of $72,758 and $69,224 at June 30, 2013 and December 31, 2012, respectively	68,141	69,506
Acquired lease intangible assets, less accumulated amortization of $21,860 and $19,148 at June 30, 2013 and December 31, 2012, respectively	41,331	42,459
Trading securities held in trust, at fair value	24,457	23,429
Other assets	46,458	18,811
Total assets	$3,899,903	3,853,458
Liabilities and Capital
Liabilities:
Notes payable	$1,767,124	1,771,891
Unsecured credit facilities	125,000	170,000
Accounts payable and other liabilities	131,181	127,185
Acquired lease intangible liabilities, less accumulated accretion of $8,245 and $6,636 at June 30, 2013 and December 31, 2012, respectively	26,337	20,325
Tenants’ security and escrow deposits and prepaid rent	14,229	18,146
Total liabilities	2,063,871	2,107,547
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preference of $25 per unit	325,000	325,000
General partner; 92,279,321 and 90,394,486 units outstanding at June 30, 2013 and December 31, 2012, respectively	1,529,937	1,463,480
Limited partners; 177,164 units outstanding at June 30, 2013 and December 31, 2012	(1,165)	(1,153)
Accumulated other comprehensive loss	(31,319)	(57,715)
Total partners’ capital	1,822,453	1,729,612
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	13,579	16,299
Total noncontrolling interests	13,579	16,299
Total capital	1,836,032	1,745,911
Total liabilities and capital	$3,899,903	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$89,611	90,164	$178,333	179,533
Percentage rent	298	398	1,846	1,558
Recoveries from tenants and other income	29,192	29,734	55,877	55,918
Management, transaction, and other fees	6,741	6,469	13,502	13,618
Total revenues	125,842	126,765	249,558	250,627
Operating expenses:
Depreciation and amortization	31,930	31,737	63,871	63,108
Operating and maintenance	17,982	17,421	35,563	35,572
General and administrative	14,966	14,020	32,942	30,142
Real estate taxes	14,204	13,799	27,883	28,740
Other expenses	1,580	1,111	3,083	2,447
Total operating expenses	80,662	78,088	163,342	160,009
Other expense (income):
Interest expense, net of interest income of $292 and $377, and $751 and $913 for the three and six months ended June 30, 2013 and 2012, respectively	27,781	28,377	55,613	57,335
Provision for impairment	—	19,008	—	19,008
Net investment loss (income) from deferred compensation plan, including unrealized gains (loss) of $17 and ($499), and $848 and $725 for the three and six months ended June 30, 2013 and 2012, respectively	38	444	(1,034)	(1,084)
Total other expense	27,819	47,829	54,579	75,259
Income before equity in income of investments in real estate partnerships	17,361	848	31,637	15,359
Equity in income of investments in real estate partnerships	6,012	10,804	11,888	13,770
Income from continuing operations before tax	23,373	11,652	43,525	29,129
Income tax benefit of taxable REIT subsidiary	—	(840)	—	(608)
Income from continuing operations	23,373	12,492	43,525	29,737
Discontinued operations, net:
Operating income (loss)	969	(3,427)	1,951	(2,073)
Gain on sale of operating properties, net	11,410	2,304	11,410	8,605
Income (loss) from discontinued operations	12,379	(1,123)	13,361	6,532
Income before gain (loss) on sale of real estate	35,752	11,369	56,886	36,269
Gain (loss) on sale of real estate	1,717	(21)	1,717	1,814
Net income	37,469	11,348	58,603	38,083
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(270)	(232)	(545)	(424)
Income attributable to noncontrolling interests	(270)	(232)	(545)	(424)
Net income attributable to the Partnership	37,199	11,116	58,058	37,659
Preferred unit distributions	(5,265)	(5,396)	(10,531)	(18,704)
Net income attributable to common unit holders	$31,934	5,720	$47,527	18,955
Income per common unit - basic:
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common unit holders	$0.35	0.06	$0.52	0.21
Income per common unit - diluted:
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common unit holders	$0.35	0.06	$0.52	0.21
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$37,469	11,348	$58,603	38,083
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,366	2,366	4,733	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	18,332	(26)	21,704	(60)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	7	16	9
Other comprehensive income	20,706	2,347	26,453	4,682
Comprehensive income	58,175	13,695	85,056	42,765
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	270	232	545	424
Other comprehensive income (loss) attributable to noncontrolling interests	4	(10)	7	(25)
Comprehensive income attributable to noncontrolling interests	274	222	552	399
Comprehensive income attributable to the Partnership	$57,901	13,473	$84,504	42,366
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2013 and 2012 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	38,211	77	—	37,659	424	38,083
Other comprehensive income (loss)	—	—	9	4,698	4,707	(25)	4,682
Contributions from partners	—	—	—	—	—	3,317	3,317
Distributions to partners	—	(82,587)	(164)	—	(82,751)	(576)	(83,327)
Redemption of preferred units	(48,125)	(200,000)	—	—	(248,125)	—	(248,125)
Preferred unit distributions	(404)	(12,340)	—	—	(12,744)	—	(12,744)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	5,726	—	—	5,726	—	5,726
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	241,386	—	—	241,386	—	241,386
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(1,053)	—	—	(1,053)	—	(1,053)
Balance at June 30, 2012	—	1,869,127	(1,041)	(66,731)	1,801,355	16,244	1,817,599

Balance at December 31, 2012	—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	—	57,949	109	—	58,058	545	58,603
Other comprehensive income	—	—	50	26,396	26,446	7	26,453
Contributions from partners	—	—	—	—	—	39	39
Distributions to partners	—	(83,874)	(171)	—	(84,045)	(3,311)	(87,356)
Preferred unit distributions	—	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	6,978	—	—	6,978	—	6,978
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	95,935	—	—	95,935	—	95,935
Balance at June 30, 2013	$—	1,854,937	(1,165)	(31,319)	1,822,453	13,579	1,836,032
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$58,603	38,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,170	66,062
Amortization of deferred loan cost and debt premium	6,175	6,461
Accretion of above and below market lease intangibles, net	(1,042)	(437)
Stock-based compensation, net of capitalization	6,159	4,903
Equity in income of investments in real estate partnerships	(11,888)	(13,770)
Net gain on sale of properties	(13,127)	(10,419)
Provision for impairment	—	23,508
Distribution of earnings from operations of investments in real estate partnerships	24,376	17,580
Loss on derivative instruments	(9)	(13)
Deferred compensation expense	1,051	1,073
Realized and unrealized gains on trading securities held in trust	(1,051)	(1,083)
Changes in assets and liabilities:
Restricted cash	1,118	(25)
Accounts receivable	(328)	(3,084)
Straight-line rent receivables, net	(2,612)	(3,365)
Deferred leasing costs	(4,212)	(6,146)
Other assets	(3,175)	(2,227)
Accounts payable and other liabilities	(17,286)	(6,393)
Tenants’ security and escrow deposits and prepaid rent	(3,846)	563
Net cash provided by operating activities	104,076	111,271
Cash flows from investing activities:
Acquisition of operating real estate	(26,676)	(586)
Development of real estate, including acquisition of land	(78,951)	(79,755)
Proceeds from sale of real estate investments	84,699	48,927
Collection (issuance) of notes receivable	6,025	(666)
Investments in real estate partnerships	(8,060)	(53,587)
Distributions received from investments in real estate partnerships	11,457	12,495
Dividends on trading securities held in trust	70	77
Acquisition of securities	(15,679)	(11,120)
Proceeds from sale of securities	10,632	11,385
Net cash used in investing activities	(16,483)	(72,830)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	98,278	—
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	—	241,386
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred partnership units	—	(248,125)
Distributions (to) from limited partners in consolidated partnerships, net	(3,272)	1,801
Distributions to partners	(83,467)	(82,257)
Distributions to preferred unit holders	(5,265)	(7,347)
Proceeds from unsecured credit facilities	77,000	450,000
Repayment of unsecured credit facilities	(122,000)	(185,000)
Proceeds from notes payable	8,250	—
Repayment of notes payable	(16,349)	(192,375)
Scheduled principal payments	(3,893)	(3,513)
Payment of loan costs	(115)	(1,718)
Net cash used in financing activities	(50,799)	(26,813)
Net increase in cash and cash equivalents	36,794	11,628
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$59,143	23,030

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,305 and $1,246 in 2013 and 2012, respectively)	$54,670	61,901
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$5,266	5,397
Real estate received through distribution in kind	$7,576	—
Mortgage loans assumed through distribution in kind	$7,500	—
Mortgage loans assumed for the acquisition of real estate	$—	11,710
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$21,720	(49)
Common stock issued for dividend reinvestment plan	$578	495
Stock-based compensation capitalized	$948	960
Contributions from limited partners in consolidated partnerships, net	$—	940
Common stock issued for dividend reinvestment in trust	$320	287
Contribution of stock awards into trust	$1,504	806
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of June 30, 2013, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 204 retail shopping centers and held partial interests in an additional 139 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are considered to be of a normal recurring nature.

Recently Adopted Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These new standards retain the existing offsetting models under U.S. GAAP but require new disclosure requirements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending transactions that are either offset in the Consolidated Balance Sheets or subject to an enforceable master netting arrangement or similar agreement. Retrospective application is required. While the Company does have master netting agreements, it does not have multiple derivatives with the same counterparties subject to a single master netting agreement to offset, therefore no additional disclosures are necessary.

2.	Real Estate Investments

The following table details the shopping center acquired during the six months ended June 30, 2013 (in thousands). There were no shopping centers acquired through our co-investment partnerships during the six months ended June 30, 2013.

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
5/30/2013	Preston Oaks	Dallas, TX	N/A	100%	$27,000	$—	$3,396	$7,597

In addition, on March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC (MCWR III) co-investment partnership through a distribution-in-kind ("DIK"). The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III, net of deferred gain, on the date of dissolution of $7.6 million, including a $7.5 million mortgage assumed.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

3.    Discontinued Operations

Dispositions

The following table provides a summary of shopping centers disposed of during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net proceeds	$82,634	17,600	$82,634	39,200
Gain on sale of properties	$11,410	2,304	$11,410	8,605
Number of properties sold	4	2	4	4
Percent interest sold	100%	100%	100%	100%

The following table provides a summary of revenues and expenses from properties included in discontinued operations for three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$1,584	3,295	$3,976	7,137
Operating expenses	615	2,173	2,025	4,723
Provision for impairment	—	4,500	—	4,500
Income tax benefit (1)	—	49	—	(13)
Operating income from discontinued operations	$969	(3,427)	$1,951	(2,073)

(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

4.    Income Taxes

Income tax expense (benefit) is separately presented on the face of the Consolidated Statement of Operations, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations. There was no income tax expense (benefit) for the three and six months ended June 30, 2013. Income tax expense (benefit) was as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Income tax expense (benefit) from:	2013	2012	2013	2012
Continuing operations	$—	(840)	$—	(608)
Discontinued operations	—	671	—	608
Total income tax expense	$—	(169)	$—	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	2013	2012
Notes payable:
Fixed rate mortgage loans	$457,071	461,914
Variable rate mortgage loans	11,909	12,041
Fixed rate unsecured loans	1,298,144	1,297,936
Total notes payable	1,767,124	1,771,891
Unsecured credit facilities
Line	25,000	70,000
Term Loan	100,000	100,000
Total unsecured credit facilities	125,000	170,000
Total debt outstanding	$1,892,124	1,941,891

Fixed rate mortgage loans decreased $4.8 million primarily due to the following:

•	The Company paid off the $16.3 million maturing balance of 7.1% secured borrowings on May 1, 2013.

•	On March 4, 2013, the Company entered into an interest only mortgage for $8.3 million on a recently completed development property at a fixed rate of 3.3%, maturing on April 1, 2020.

•	The Company assumed debt of $7.5 million with the DIK of Hilltop Village on March 20, 2013, which is interest only with a fixed rate of 5.57% and matures on April 6, 2016.
Further, since December 31, 2012, the Company has repaid $45.0 million, net of borrowings, on its $800.0 million Line of Credit (the "Line").

As of June 30, 2013, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2013	$3,877	—	—	3,877
2014	7,383	26,853	150,000	184,236
2015	5,747	62,435	350,000	418,182
2016	5,487	21,661	125,000	152,148
2017	4,584	84,593	400,000	489,177
Beyond 5 Years	20,021	220,993	400,000	641,014
Unamortized debt (discounts) premiums, net	—	5,346	(1,856)	3,490
Total	$47,099	421,881	1,423,144	1,892,124

(1) Includes unsecured public debt and unsecured credit facilities.

The Company believes it was in compliance as of June 30, 2013 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of June 30, 2013 and December 31, 2012 (in thousands):

							Fair Value
Effective Date	Maturity Date	Early Termination Date (1)	Counterparty	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2013	2012
Assets:
4/15/14	4/15/24	10/15/14	JPMorgan Chase Bank, N.A.	$75,000	3 Month LIBOR	2.087%	$6,210	1,022
4/15/14	4/15/24	10/15/14	Bank of America, N.A.	50,000	3 Month LIBOR	2.088%	4,130	672
8/1/15	8/1/25	2/1/16	US Bank National Association	75,000	3 Month LIBOR	2.479%	6,760	1,131
8/1/15	8/1/25	2/1/16	Royal Bank of Canada	50,000	3 Month LIBOR	2.479%	4,419	729
8/1/15	8/1/25	2/1/16	PNC Bank, N.A.	50,000	3 Month LIBOR	2.479%	4,492	753
Other Assets							$26,011	4,307
Liabilities:
10/1/11	9/1/14	N/A	PNC Bank, N.A.	$9,000	1 Month LIBOR	0.760%	$(51)	(76)
Accounts payable and other liabilities							$(51)	(76)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company has master netting agreements, however the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties, therefore none are offset in the accompanying Consolidated Balance Sheet.
The Company has $150.0 million of unsecured long-term debt that matures in 2014 and $350.0 million of unsecured long-term debt that matures in 2015. In order to mitigate the risk of interest rates rising before new unsecured borrowings are obtained, the Company entered into five forward-starting interest rate swaps during December 2012, for the same ten year periods expected for the future borrowings. These swaps total $300.0 million of notional value, as shown above. The Company will settle these swaps upon the early termination date, which is expected to coincide with the date new unsecured borrowings are obtained, and will begin amortizing the gain or loss realized from the swap settlement over the ten year period expected for the new borrowings; resulting in a modified effective interest rate on those borrowings.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

The following tables represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$18,332	(26)	Interest expense	$(2,366)	(2,366)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$21,704	(60)	Interest expense	$(4,732)	(4,729)	Other expenses	$—	(3)

As of June 30, 2013, the Company expects $9.8 million of deferred losses (gains) on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $9.3 million is related to previously settled swaps.

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of June 30, 2013 and December 31, 2012 (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$18,502	18,153	$23,751	23,677
Financial liabilities:
Notes payable	$1,767,124	1,924,578	$1,771,891	2,000,000
Unsecured credit facilities	$125,000	125,240	$170,000	170,200

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2013 and December 31, 2012. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

The Company develops its judgments based on the best information available at the measurement date, including expected cash flows, appropriately risk-adjusted discount rates, and available observable and unobservable inputs. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. The Company's valuation policies and procedures are determined by its Finance Group, which reports to the Chief Financial Officer, and the results of significant fair value measurements are discussed with the Audit Committee of the Board of Directors on a quarterly basis. As considerable judgment is often necessary to estimate the fair value

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Notes Receivable

The fair value of the Company's notes receivable is estimated by calculating the present value of future contractual cash flows discounted at interest rates available for notes of the same terms and maturities, adjusted for counter-party specific credit risk. The interest rates range from 7.1% to 7.7% as of June 30, 2013, based on the Company's estimates. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy, which considered counter-party credit risk and loan to value ratio on the underlying property securing the note receivable.

Notes Payable

The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. These rates range from 2.7% to 3.7% as of June 30, 2013, based on the Company's estimates. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy.

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions, which is estimated to be 1.6% as of June 30, 2013. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

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

Interest Rate Derivatives
The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of June 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$24,457	24,457	—	—
Interest rate derivatives	26,011	—	26,011	—
Total	$50,468	24,457	26,011	—

Liabilities
Interest rate derivatives	$(51)	—	(51)	—

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,429	23,429	—	—
Interest rate derivatives	4,307	—	4,307	—
Total	$27,736	23,429	4,307	—

Liabilities
Interest rate derivatives	$(76)	—	(76)	—

There were no fair value measurements recorded on a nonrecurring basis as of June 30, 2013. The following table presents fair value measurements that were measured at fair value on a nonrecurring basis as of December 31, 2012 (in thousands):

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
Long-lived assets held and used are comprised primarily of real estate. The Company recognized a $54.5 million impairment loss related to two operating properties during the year ended December 31, 2012. The majority of this impairment, $50.0 million, related to one operating property, which the Company determined was more likely than not to be sold before the end of its previously estimated hold period, which led to the impairment during the fourth quarter of 2012. The Company subsequently sold this property in May of 2013. The other operating property exhibited weak operating fundamentals, including low economic occupancy for an extended period of time, which led to a $4.5 million impairment during the second quarter of 2012. The Company subsequently sold this property in June of 2013.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2012:

	2012
	Low	High
Overall cap rates	8.3%	8.5%
Rental growth rates	(8.3)%	2.5%
Discount rates	10.5%	10.5%
Terminal cap rates	8.8%	8.8%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

On August 10, 2012, the Parent Company entered into at the market ("ATM") equity distribution agreements in which we may from time to time offer and sell up to $150.0 million of our common stock. The net proceeds are expected to fund potential acquisition opportunities, fund development or redevelopment activities, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of June 30, 2013, $28.2 million in common stock remained available for issuance under its ATM equity program. During the three and six months ended June 30, 2013, the following shares were issued under the ATM equity program (in thousands, except share data):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Shares issued	873	1,869
Weighted average price per share	$54.22	$53.37
Total proceeds	$47,377	$99,774
Commissions	$709	$1,496

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2013 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(61,991)	4,276	(57,715)
Net gain on cash flow derivative instruments	—	21,664	21,664
Amounts reclassified from other comprehensive income	4,724	8	4,732
Current period other comprehensive income, net	4,724	21,672	26,396
Ending balance at June 30, 2013	$(57,267)	25,948	(31,319)
The following represents amounts reclassified out of accumulated other comprehensive loss into earnings during the three and six months ended June 30, 2013 and 2012, respectively:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement of Operations
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gains / (Losses) on cash flow hedges
Interest rate derivative contracts	$(2,366)	(2,366)	$(4,732)	(4,729)	Interest expense

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restricted stock	$3,622	2,863	$6,978	5,726
Directors' fees paid in common stock	70	75	129	137
Capitalized stock-based compensation	(557)	(482)	(948)	(960)
Total	$3,135	2,456	$6,159	4,903
The recorded amounts of stock-based compensation expense represent amortization of the grant date fair value of restricted stock awards over the respective vesting periods. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above.

During 2013, the Company granted approximately 248,000 shares of non-vested restricted stock awards with a weighted-average grant-date fair value of $52.80 per share.

10.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $23.9 million and $22.8 million at June 30, 2013 and December 31, 2012, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended June 30, 2013 and 2012, respectively (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$23,373	12,492	$43,525	29,737
Gain (loss) on sale of real estate	1,717	(21)	1,717	1,814
Less: income (loss) attributable to noncontrolling interests	316	257	629	(140)
Income from continuing operations attributable to the Company	24,774	12,214	44,613	31,691
Less: preferred stock dividends	5,265	5,396	10,531	19,333
Less: dividends paid on unvested restricted stock	185	206	369	411
Income from continuing operations attributable to common stockholders - basic	19,324	6,612	33,713	11,947
Add: dividends paid on Treasury Method restricted stock	30	23	52	35
Income from continuing operations attributable to common stockholders - diluted	19,354	6,635	33,765	11,982
Discontinued Operations
Income (loss) from discontinued operations	12,379	(1,123)	13,361	6,532
Less: income from discontinued operations attributable to noncontrolling interests	24	(2)	25	12
Income from discontinued operations attributable to the Company	12,355	(1,121)	13,336	6,520
Net Income
Net income attributable to common stockholders - basic	31,679	5,491	47,049	18,467
Net income attributable to common stockholders - diluted	$31,709	5,514	$47,101	18,502
Denominator:
Weighted average common shares outstanding for basic EPS	91,422	89,489	90,742	89,462
Incremental shares to be issued under unvested restricted stock	64	51	56	37
Weighted average common shares outstanding for diluted EPS	91,486	89,540	90,798	89,499
Income per common share – basic
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common stockholders	$0.35	0.06	$0.52	0.21
Income per common share – diluted
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income attributable to common stockholders	$0.35	0.06	$0.52	0.21
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and six months ended June 30, 2013 and 2012 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended June 30, 2013 and 2012, respectively (in thousands except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$23,373	12,492	$43,525	29,737
Gain (loss) on sale of real estate	1,717	(21)	1,717	1,814
Less: income attributable to noncontrolling interests	246	234	520	412
Income from continuing operations attributable to the Partnership	24,844	12,237	44,722	31,139
Less: preferred unit distributions	5,265	5,396	10,531	18,704
Less: dividends paid on unvested restricted units	185	206	369	411
Income from continuing operations attributable to common unit holders - basic	19,394	6,635	33,822	12,024
Add: dividends paid on Treasury Method restricted units	30	23	52	35
Income from continuing operations attributable to common unit holders - diluted	19,424	6,658	33,874	12,059
Discontinued Operations
Income (loss) from discontinued operations	12,379	(1,123)	13,361	6,532
Less: income from discontinued operations attributable to noncontrolling interests	24	(2)	25	12
Income from discontinued operations attributable to the Partnership	12,355	(1,121)	13,336	6,520
Net Income
Net income attributable to common unit holders - basic	31,749	5,514	47,158	18,544
Net income attributable to common unit holders - diluted	$31,779	5,537	$47,210	18,579
Denominator:
Weighted average common units outstanding for basic EPU	91,600	89,666	90,920	89,639
Incremental units to be issued under unvested restricted stock	64	51	56	37
Weighted average common units outstanding for diluted EPU	91,664	89,717	90,976	89,676
Income (loss) per common unit – basic
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income (loss) attributable to common unit holders	$0.35	0.06	$0.52	0.21
Income (loss) per common unit – diluted
Continuing operations	$0.21	0.07	$0.37	0.14
Discontinued operations	0.14	(0.01)	0.15	0.07
Net income (loss) attributable to common unit holders	$0.35	0.06	$0.52	0.21

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2013

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2013 and December 31, 2012, the Company had $19.3 million and $20.8 million letters of credit outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"); changes in leasing activity and market rents; timing of development starts; meeting development schedules; natural disasters in geographic areas in which we operate; cost of environmental remediation; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Overview of Our Strategy

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. We endeavor to be the preeminent, best-in-class national shopping center company, distinguished by sustaining growth in shareholder value and compounding total shareholder return in excess of our peers. We work to achieve these goals through reliable growth in net operating income from a portfolio of dominant, infill shopping centers, balance sheet strength, value-added development and redevelopment capabilities, and an engaged team of talented and dedicated people. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At June 30, 2013, we directly owned 204 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.5 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 139 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 17.3 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. At June 30, 2013, the consolidated shopping centers were 94.2% leased, as compared to 92.5% at June 30, 2012 and 94.1% at December 31, 2012.

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

Co-investment partnerships provide us with an additional capital source for shopping center acquisitions, developments, and redevelopments, as well as the opportunity to earn fees for asset management, property management, and other investing and financing services. As an asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships grow their shopping center investments through acquisitions from third parties, direct purchases from us, and developments. Although selling properties to co-investment partnerships reduces our direct ownership interest, it provides a source of capital that further strengthens our balance sheet, while we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	June 30, 2013	December 31, 2012
Number of Properties	204	204
Properties in Development	6	4
Gross Leasable Area	22,505	22,532
% Leased – Operating and Development	94.2%	94.1%
% Leased – Operating	94.5%	94.4%
Weighted average annual effective rent per square foot (1)	$17.18	16.95
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio, excluding the assets and liabilities held by BRE Throne, LLC ("BRET") as the property holdings of BRET do not impact the rate of return on Regency's preferred investment (GLA in thousands):

	June 30, 2013	December 31, 2012
Number of Properties	139	144
Gross Leasable Area	17,338	17,762
% Leased – Operating	94.9%	95.2%
Weighted average effective annual rent per square foot (1)	$17.28	17.03
(1) Net of tenant concessions.

The following table summarizes leasing activity for the six months ended June 30, 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships, excluding the BRET portfolio:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	275	677	$20.81	$9.44	$8.43
Renewals	488	1,198	$20.26	$0.33	$2.28
Total	763	1,875	$20.46	$3.62	$4.50

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at June 30, 2013:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Publix	52	6.9%	4.4%
Kroger	48	7.6%	4.4%
Safeway	50	5.3%	3.1%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

In July 2013, Kroger announced its plan to buy Harris Teeter Supermarkets, Inc. Although Kroger's acquisition is expected to expand its presence in the southeastern United States, there is a possibility that Kroger may identify stores in which it has a presence in the same local market as Harris Teeter, which could result in store closures. We currently have nine stores leased by Harris Teeter, which represents 0.8% of annualized base rent on a pro-rata basis.

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our ATM equity program and Line as of June 30, 2013 (in thousands):

June 30, 2013
ATM equity program
Total capacity	$150,000
Remaining capacity	$28,200

Line
Total capacity	$800,000
Remaining capacity (1)	$755,700
Maturity	September 2016
(1) Net of letters of credit.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012	Change
Net cash provided by operating activities	$104,076	111,271	(7,195)
Net cash used in investing activities	(16,483)	(72,830)	56,347
Net cash used in financing activities	(50,799)	(26,813)	(23,986)
Net increase in cash and cash equivalents	$36,794	11,628	25,166
Total cash and cash equivalents	$59,143	23,030	36,113

Net cash provided by operating activities:

Cash provided by operating activities during the six months ended June 30, 2013 was $7.2 million less than the six months ended June 30, 2012 primarily due to the increased 2013 payout for incentive compensation based on improved Company performance in 2012. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders included in Net cash used in financing activities, above, which were $88.7 million and $89.6 million for the six months ended June 30, 2013 and 2012, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.4625 per share, payable on August 28, 2013. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of

Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Cash used in investing activities during the six months ended June 30, 2013 was $56.3 million less than the six months ended June 30, 2012 as we were a net property seller during 2013. We will continue evaluating opportunities to acquire shopping centers that meet our standards. This may be accomplished through acquisitions of individual properties or a portfolio of properties.

Significant investing activities during the six months ended June 30, 2013 included:

•	We received proceeds of $84.7 million from the sale of real estate investments, including four shopping centers and four out-parcels;

•	We paid $26.7 million for the acquisition of the Preston Oaks shopping center; and

•	We paid $79.0 million for the development, redevelopment, improvement and leasing of our real estate properties as comprised of the following (in thousands):

	Six months ended June 30,
	2013	2012	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$106	27,100	(26,994)
Building improvements and other	11,945	14,472	(2,527)
Tenant allowances	2,618	5,506	(2,888)
Redevelopment costs	3,837	8,793	(4,956)
Development costs	55,546	17,345	38,201
Capitalized interest	2,305	1,246	1,059
Capitalized direct compensation	2,594	5,293	(2,699)
Real estate development and capital improvements	$78,951	79,755	(804)

•	During the six months ended June 30, 2012, we acquired five land parcels for $27.1 million, compared to two land parcels for approximately $106,000 during the six months ended June 30, 2013.

•
Occupancy increased 10 basis points for the six months ended June 30, 2013, compared to 30 basis points for the six months ended June 30, 2012, which resulted in the decrease in tenant allowances over the prior year.

•	Building improvements and other decreased due to the timing of normal ongoing capitalizable improvements to our existing centers.

•	Redevelopment costs decreased primarily due to two redevelopment projects that started towards the end of 2011 and incurred the majority of expenditures during the first half of 2012.

•
Although the number of development projects remained relatively consistent during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, development costs increased primarily due to the size of the current projects under construction during the six months ended June 30, 2013. East Washington Place and Grand Ridge Plaza, which are projected to have estimated net development costs of $148.1 million upon completion, are progressing and represent $42.3 million of 2013 development costs.

Further, the majority of the direct compensation associated with a development or redevelopment project is recorded at project start or soon thereafter. Thus, although overall development costs increased, capitalized direct compensation decreased, since there were only two starts in the six months ended June 30, 2013 as compared to four starts in the six months ended June 30, 2012. Note that there were no development project completions during the six months ended June 30, 2013 and two completions during the six months ended June 30, 2012.

Capitalized interest increases as development costs accumulate during the construction period, which is why more interest costs were capitalized during 2013 than 2012.

At June 30, 2013, we had six development projects that were either under construction or in lease up, compared to four such development projects at December 31, 2012. The following table details our development projects as of June 30, 2013 (in thousands, except cost per square foot):

Property Name	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	Jun-13	$59,312	$13,196	203	$292
Southpark at Cinco Ranch	Q1-12	Oct-12	31,522	5,605	243	130
Grand Ridge Plaza	Q2-12	Jul-13	88,764	33,900	325	273
Shops at Erwin Mill	Q2-12	Dec-13	14,581	4,032	90	162
Juanita Tate Marketplace	Q2-13	Mar-14	17,189	15,273	77	223
Shops on Main	Q2-13	Apr-14	29,424	11,859	155	190
Total			$240,792	$83,865	1,093	$220	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

There were no development projects completed during the six months ended June 30, 2013.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the six months ended June 30, 2013, we capitalized $2.3 million of interest expense and $2.6 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $831,000.

Net cash used in financing activities:

Significant financing activities during the six months ended June 30, 2013 include:

•	The Parent Company issued 1.9 million shares of common stock through our ATM program resulting in net proceeds of $98.3 million;

•	We repaid $45.0 million, net, on our Line and $16.3 million of fixed rate mortgage loans; and

•	We paid dividends to our common and preferred stockholders of $83.3 million and $5.3 million, respectively.

We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2013, 77.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.4 times for the six months ended June 30, 2013 and 2012. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2013, we estimate that we will require approximately $111.7 million, including $110.8 million to complete currently in-process developments and redevelopments and approximately $922,000 to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. At June 30, 2013, our joint ventures had $3.7 million of scheduled secured mortgage loans and credit lines maturing through 2013. To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt.

We have $150.0 million and $350.0 million of fixed rate, unsecured debt maturing in April 2014 and August 2015, respectively.  As the economy improves, long term interest rates will likely continue to increase.  In order to mitigate the risk of interest rate volatility, we entered into $300.0 million of forward starting interest rate swaps for new debt issues occurring through August 1, 2016.  These interest rate swaps locked in a weighted average fixed rate of 2.32% plus a credit spread based upon the Company's credit rating at the time of the debt issuance.

Investments in Real Estate Partnerships

At June 30, 2013 and December 31, 2012, we had investments in real estate partnerships of $428.6 million and $442.9 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at June 30, 2013 and December 31, 2012 (dollars in thousands):

	2013	2012
Number of Co-investment Partnerships	18	19
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	139	144
Combined Assets (1)	$3,316,398	3,434,954
Combined Liabilities (1)	$1,867,635	1,933,488
Combined Equity (3)	$1,448,763	1,501,466
Regency’s Share of (1)(2)(3):
Assets	$1,118,881	1,154,387
Liabilities	$619,762	635,882

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $6.5 million and $6.1 million, and $13.1 million and $13.1 million for the three and six months ended June 30, 2013 and 2012, respectively.

Our equity method investments in real estate partnerships as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	Regency's Ownership	2013	2012
GRI - Regency, LLC (GRIR)	40.00%	$259,718	272,044
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	—	29
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,666	17,200
Columbia Regency Partners II, LLC (Columbia II)	20.00%	10,131	8,660
Cameron Village, LLC (Cameron)	30.00%	16,378	16,708
RegCal, LLC (RegCal)	25.00%	15,167	15,602
Regency Retail Partners, LP (the Fund) (2)	20.00%	14,636	15,248
US Regency Retail I, LLC (USAA)	20.01%	1,754	2,173
BRE Throne Holdings, LLC (BRET)	47.80%	48,743	48,757
Other investments in real estate partnerships	50.00%	45,413	46,506
Total (3)		$428,606	442,927

(1) On March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC ("MCWR III") co-investment partnership through a distribution-in-kind ("DIK"). The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III on the date of dissolution of approximately $100,000, net of liabilities assumed.

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

Notes Payable - Investments in Real Estate Partnerships

At June 30, 2013, our investments in real estate partnerships, excluding BRET, had notes payable of $1.8 billion maturing through 2028, of which 98.7% had a weighted average fixed interest rate of 5.5%, and the remaining notes payable had a weighted average variable interest rate of 3.0%, which is based on a spread over LIBOR. These loans are all non-recourse and our pro-rata share was $583.8 million.

As of June 30, 2013, scheduled principal repayments on notes payable held by our investments in real estate partnerships, excluding BRET, were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments (1)	Mortgage Loan Maturities (1)	Unsecured Maturities (1)	Total (1)	Regency’s Pro-Rata Share (1)
2013	$10,121	3,678	—	13,799	4,510
2014	21,289	53,015	11,160	85,464	25,154
2015	21,895	130,796	—	152,691	49,619
2016	19,139	366,757	—	385,896	126,017
2017	18,437	164,179	—	182,616	42,543
Beyond 5 Years	80,265	857,454	—	937,719	336,072
Unamortized debt premiums, net	—	1,203	—	1,203	(157)
Total	$171,146	1,577,082	11,160	1,759,388	583,758

(1) Excludes BRET.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended June 30, 2013 to 2012:

Our revenues decreased slightly during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$89,611	90,164	(553)
Percentage rent	298	398	(100)
Recoveries from tenants and other income	29,192	29,734	(542)
Management, transaction, and other fees	6,741	6,469	272
Total revenues	$125,842	126,765	(923)

Fluctuations in our revenues are driven by the following primary factors (GLA in thousands):

	2013	2012	Change
Average occupancy (1)	94.1%	92.4%	1.7%
Average gross leasable area (1)	22,236	23,344	(1,108)
Average base rent per square foot (1)	$17.22	16.76	0.46

(1) These factors relate to the Consolidated Properties in our shopping center portfolio and are adjusted to exclude the factors from properties whose operations are classified as discontinued operations in the Consolidated Statements of Operations.

Minimum rent decreased during 2013 as compared to 2012 due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$7.9 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$5.4 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013 and

•	$2.0 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants decreased during 2013 as compared to 2012 due to the following:

•	$2.2 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$1.3 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013 and

•	$3.8 million increase in recoveries at same properties, which was driven by an increase in our recovery ratio of 154 basis points, due to improvements in occupancy and market recovery rates.

Other income decreased $3.4 million due primarily to the timing of our captive insurance distribution, which was received during the second quarter of 2012.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$1,653	1,616	37
Property management fees	3,606	3,604	2
Leasing commissions and other fees	1,482	1,249	233
	$6,741	6,469	272

Our operating expenses increased during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$31,930	31,737	193
Operating and maintenance	17,982	17,421	561
General and administrative	14,966	14,020	946
Real estate taxes	14,204	13,799	405
Other expenses	1,580	1,111	469
Total operating expenses	$80,662	78,088	2,574

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due the impact of acquisitions, development operations, and dispositions during 2012 and 2013, as follows:

•	$6.8 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$4.6 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013 and

•	$3.4 million increase at same properties, primarily due to incremental operating expenses associated with winter weather and to increases in real estate tax assessments.

In addition, general and administrative expenses increased primarily due to lower amounts of development overhead capitalized during 2013, as compared to 2012, due to the timing of development project starts. Other expenses increased due to additional acquisition costs during 2013.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$27,781	28,377	(596)
Provision for impairment	—	19,008	(19,008)
Net investment income from deferred compensation plan	38	444	(406)
	$27,819	47,829	(20,010)

The following table presents the change in interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$25,992	25,708	284
Interest on unsecured credit facilities	950	1,547	(597)
Capitalized interest	(1,243)	(875)	(368)
Hedge interest	2,374	2,374	—
Interest income	(292)	(377)	85
	$27,781	28,377	(596)

Our interest expense decreased primarily due to paying down our unsecured credit facilities and to higher amounts of interest capitalized on development projects, driven by the increase in development activity over the prior year.

Our equity in income of investments in real estate partnerships decreased during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$3,557	2,649	908
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	4	12	(8)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	315	7,197	(6,882)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	140	123	17
Cameron Village, LLC (Cameron)	30.00%	152	156	(4)
RegCal, LLC (RegCal)	25.00%	93	91	2
Regency Retail Partners, LP (the Fund)	20.00%	123	52	71
US Regency Retail I, LLC (USAA)	20.01%	104	118	(14)
BRE Throne Holdings, LLC (BRET)	47.80%	1,243	—	1,243
Other investments in real estate partnerships	50.00%	281	406	(125)
Total		$6,012	10,804	(4,792)

(1) As of June 30, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.

The $4.8 million decrease in our equity in income in investments in real estate partnerships for 2013, as compared to 2012, is primarily due to the following:

•	$908,000 increase from the GRIR partnership due to following:

◦	The acquisition of Lake Grove shopping center in January 2012, which incurred acquisition costs in 2012,

◦	Increased tenant percentage rent, based on improved tenant sales,

◦	Increased tenant recovery revenue rates, and

◦	Lower interest expense as a result of paying off debt in the second quarter of 2012 that the GRIR partnership did not refinance.

•	$6.9 million decrease from the Columbia I partnership due to our share of a $34.5 million gain on sale of an operating property that was sold in April 2012, and

•	$1.2 million increase from our ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012, which we may redeem beginning in the third quarter of 2013.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$23,373	11,652	11,721
Income tax benefit of taxable REIT subsidiary	—	(840)	840
Income (loss) from discontinued operations	12,379	(1,123)	13,502
Gain (loss) on sale of real estate	1,717	(21)	1,738
(Income) attributable to noncontrolling interests	(340)	(255)	(85)
Preferred stock dividends	(5,265)	(5,396)	131
Net income attributable to common stockholders	$31,864	5,697	26,167
Net income attributable to exchangeable operating partnership units	70	23	47
Net income attributable to common unit holders	$31,934	5,720	26,214

Income from discontinued operations of $12.4 million for the three months ended June 30, 2013 included $11.4 million of gains, net of taxes, from the sale of four operating properties, their operating income, and the operating income of two operating properties held for sale at June 30, 2013. Loss from discontinued operations of $1.1 million for the three months ended June 30, 2012 included $2.3 million of gains, net of taxes, from the sale of two operating properties and their operating losses, including $4.5 million of impairment losses.

During the three months ended June 30, 2013, we had a gain of $1.7 million, which includes gains from the sale of three out-parcels, compared to three out-parcel sales for an approximately $21,000 loss during the the three months ended June 30, 2012.

Related to our Parent Company's results, our net income attributable to common stockholders increased $26.2 million during 2013 as compared to 2012 primarily from gains on the sale of real estate, including discontinued operating centers, and the lack of impairments in 2013, offset by the decrease in our equity in income in investments in real estate partnerships from 2012 to 2013, as discussed above. Our diluted net income per share was $0.35 for the three months ended June 30, 2013 as compared to diluted net income per share of $0.06 for the three months ended June 30, 2012.

Related to our Operating Partnership results, our net income attributable to common unit holders increased $26.2 million during 2013 as compared to 2012 for the same reasons stated above. Our diluted net income per unit was $0.35 for the three months ended June 30, 2013 as compared to net income per unit of $0.06 for the three months ended June 30, 2012.

Results from Operations

Comparison of the six months ended June 30, 2013 to 2012:

Our revenues decreased slightly in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$178,333	179,533	(1,200)
Percentage rent	1,846	1,558	288
Recoveries from tenants and other income	55,877	55,918	(41)
Management, transaction, and other fees	13,502	13,618	(116)
Total revenues	$249,558	250,627	(1,069)

Fluctuations in our revenues are driven by the following primary factors (GLA in thousands):

	2013	2012	Change
Average occupancy (1)	94.2%	91.7%	2.5%
Average gross leasable area (1)	22,236	23,177	(941)
Average base rent per square foot (1)	$17.20	16.74	0.46

(1) These factors relate to the Consolidated Properties in our shopping center portfolio and are adjusted to exclude the factors from properties whose operations are classified as discontinued operations in the Consolidated Statements of Operations.

Minimum rent decreased during 2013 as compared to 2012 due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$15.7 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$10.2 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013 and

•	$4.3 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants decreased slightly during 2013 as compared to 2012 due to the following:

•	$4.6 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$2.1 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013 and

•	$4.3 million increase in recoveries at same properties, which was driven by an increase in our recovery ratio of 179 basis points, due to improvements in occupancy and market recovery rates.

Other income decreased $1.8 million due primarily to the timing of our captive insurance distribution, which was received during the second quarter of 2012.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$3,291	3,252	39
Property management fees	7,223	7,146	77
Leasing commissions and other fees	2,988	3,220	(232)
	$13,502	13,618	(116)

Our operating expenses remained relatively consistent in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$63,871	63,108	763
Operating and maintenance	35,563	35,572	(9)
General and administrative	32,942	30,142	2,800
Real estate taxes	27,883	28,740	(857)
Other expenses	3,083	2,447	636
Total operating expenses	$163,342	160,009	3,333

Depreciation and amortization, operating and maintenance expenses, and real estate taxes changed due the impact of acquisitions, development operations, and dispositions during 2012 and 2013, as follows

•	$14.1 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$8.9 million increase due to the acquisition of seven operating properties and operations beginning at four development properties during 2012 and 2013, and

•	$5.3 million increase at same properties, primarily due to incremental operating expenses associated with winter weather and to increases in real estate tax assessments.

In addition, general and administrative expense increased primarily due to $3.8 million less of development and leasing overhead capitalized during 2013, as compared to 2012, due to the timing of development project starts and a reduction in leasing activity. These costs were offset by $1.9 million of reduced incentive compensation expense during 2013, as compared to 2012, due to the timing of development project completions. Incentive compensation related to development projects is paid upon completion; there were no development project completions in the current year, compared two completions in the prior year. Other expenses increased due to additional acquisition costs during 2013.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$55,613	57,335	(1,722)
Provision for impairment	—	19,008	(19,008)
Net investment income from deferred compensation plan	(1,034)	(1,084)	50
	$54,579	75,259	(20,680)

The following table presents the change in interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$51,810	52,043	(233)
Interest on unsecured credit facilities	2,110	2,707	(597)
Capitalized interest	(2,305)	(1,246)	(1,059)
Hedge interest	4,749	4,744	5
Interest income	(751)	(913)	162
	$55,613	57,335	(1,722)

Our interest expense decreased primarily due to paying down our unsecured credit facilities and due to higher amounts of interest capitalized on development projects, driven by the increase in development activity over the prior year.

Our equity in income of investments in real estate partnerships decreased during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$6,529	4,271	2,258
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	48	(12)	60
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	566	7,584	(7,018)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	277	165	112
Cameron Village, LLC (Cameron)	30.00%	351	363	(12)
RegCal, LLC (RegCal)	25.00%	208	181	27
Regency Retail Partners, LP (the Fund)	20.00%	186	188	(2)
US Regency Retail I, LLC (USAA)	20.01%	211	154	57
BRE Throne Holdings, LLC (BRET)	47.80%	2,473	—	2,473
Other investments in real estate partnerships	50.00%	1,039	876	163
Total		$11,888	13,770	(1,882)

(1) As of June 30, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.

The $1.9 million decrease in our equity in income in investments in real estate partnerships for 2013, as compared to 2012, is primarily due to the following:

•	$2.3 million increase from the GRIR partnership due to the following:

◦	The acquisition of Lake Grove shopping center in January 2012, which incurred acquisition costs in 2012,

◦	Increased tenant percentage rent, based on improved tenant sales,

◦	Increased tenant recovery revenue rates, and

◦	Lower interest expense as a result of paying off debt in the second quarter of 2012 that the GRIR partnership did not refinance.

•	$7.0 million decrease from the Columbia I partnership due to our share of a $34.5 million gain on sale of an operating property that was sold in April 2012, and

•	$2.5 million increase from our ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012, which we may redeem beginning in the third quarter of 2013.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$43,525	29,129	14,396
Income tax benefit of taxable REIT subsidiary	—	(608)	608
Income (loss) from discontinued operations	13,361	6,532	6,829
Gain (loss) on sale of real estate	1,717	1,814	(97)
(Income) loss attributable to noncontrolling interests	(654)	128	(782)
Preferred stock dividends	(10,531)	(19,333)	8,802
Net income attributable to common stockholders	$47,418	18,878	28,540
Net income attributable to exchangeable operating partnership units	109	77	32
Net income attributable to common unit holders	$47,527	18,955	28,572

Income from discontinued operations of $13.4 million for the six months ended June 30, 2013 included $11.4 million of gains, net of taxes, from the sale of four operating properties, their operating income, and the operating income of two operating properties held for sale at June 30, 2013. Income from discontinued operations of $6.5 million for the six months ended June 30, 2012 included $8.6 million of gains, net of taxes, from the sale of four operating properties and their operating losses, including $4.5 million of impairment losses.

During the six months ended June 30, 2013, we had a gain of $1.7 million, which includes gains from the sale of four out-parcels, compared to five out-parcel sales for a gain of $1.8 million during the six months ended June 30, 2012.

Preferred stock dividends decreased $8.8 million, which is attributable to the $7.0 million non-cash charge for stock issuance costs recognized upon redemption of the Series 3 and 4 Preferred Stock on March 31, 2012 as well as a $1.8 million reduction in dividends based on the change in preferred stock that was outstanding during the six months ended June 30, 2013.

Related to our Parent Company's results, our net income attributable to common stockholders increased $28.5 million during 2013 as compared to 2012 primarily from the decrease in preferred stock dividends, the lack of any impairments during 2013, offset by reductions in revenues and equity in income of investments in real estate partnerships from 2012 to 2013, as discussed above. Our diluted net income per share was $0.52 for the six months ended June 30, 2013 as compared to diluted net income per share of $0.21 for the six months ended June 30, 2012.

Related to our Operating Partnership results, our net income attributable to common unit holders increased $28.6 million during 2013 as compared to 2012 for the same reasons stated above. Our diluted net income per unit was $0.52 for the six months ended June 30, 2013 as compared to net income per unit of $0.21 for the six months ended June 30, 2012.

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

The Company's reconciliation of property revenues and property expenses to Same Property NOI for the periods ended June 30, 2013 to 2012 is as follows (in thousands):

	Three months ended June 30,
	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$49,809	(26,436)	23,373	46,715	(35,063)	11,652
Less:
Management, transaction, and other fees	—	6,741	6,741	—	6,469	6,469
Other (2)	804	1,079	1,883	1,265	1,073	2,338
Plus:
Depreciation and amortization	27,463	4,467	31,930	26,603	5,134	31,737
General and administrative	—	14,966	14,966	—	14,020	14,020
Other operating expense, excluding provision for doubtful accounts	18	1,107	1,125	(666)	1,016	350
Other expense	7,397	20,422	27,819	7,532	40,297	47,829
Equity in income (loss) of investments in real estate excluded from NOI (3)	18,172	(330)	17,842	18,128	(5,743)	12,385
NOI from properties sold	—	1,270	1,270	—	2,396	2,396
NOI	$102,055	7,646	109,701	97,047	14,515	111,562

	Six months ended June 30,
	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$99,546	(56,021)	43,525	99,712	(70,583)	29,129
Less:
Management, transaction, and other fees	—	13,502	13,502	—	13,618	13,618
Other (2)	1,668	2,390	4,058	2,276	1,590	3,866
Plus:
Depreciation and amortization	55,044	8,827	63,871	52,752	10,356	63,108
General and administrative	—	32,942	32,942	—	30,142	30,142
Other operating expense, excluding provision for doubtful accounts	74	2,017	2,091	(560)	1,812	1,252
Other expense (income)	14,738	39,841	54,579	15,094	60,165	75,259
Equity in income (loss) of investments in real estate excluded from NOI (3)	35,449	(79)	35,370	28,825	3,235	32,060
NOI from properties sold	—	3,003	3,003	—	5,279	5,279
NOI	$203,183	14,638	217,821	193,547	25,198	218,745

(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.

(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.

(3) Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended June 30, 2013 to 2012 is as follows (in thousands, except share information):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$31,864	5,697	$47,418	18,878
Adjustments to reconcile to FFO:
Depreciation and amortization - consolidated	26,711	28,210	53,854	56,249
Depreciation and amortization - unconsolidated	10,971	10,778	21,588	21,878
Consolidated joint venture partners' share of depreciation	(215)	(182)	(423)	(362)
Provision for impairment (1)	—	22,509	—	22,509
Amortization of leasing commissions and intangibles	4,820	4,027	9,549	8,039
Gain on sale of operating properties, net of tax (1)	(12,099)	(9,778)	(12,099)	(16,079)
Noncontrolling interest of exchangeable partnership units	70	23	109	77
FFO	$62,122	61,284	$119,996	111,189
Reconciliation of FFO to Core FFO
FFO	$62,122	61,284	$119,996	111,189
Adjustments to reconcile to Core FFO:
Transaction profits, net of dead deal costs and tax (1)	(305)	108	136	(1,221)
Provision for impairment to land and out-parcels (1)	—	999	—	999
Provision for hedge ineffectiveness (1)	(27)	15	(20)	11
Loss on early debt extinguishment (1)	—	4	—	4
Original preferred stock issuance costs expensed	—	—	—	7,835
Gain on redemption of preferred units	—	—	—	(1,875)
One-time additional preferred dividend payment	—	—	—	1,750
Core FFO	$61,790	62,410	$120,112	118,692
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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2013.

The following table represents information with respect to purchases by the Parent Company of its common stock during the monthly periods ended June 30, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2013	—	$—	—	$—
May 1 through May 31, 2013	1,010	$58.39	—	$—
June 1 through June 30, 2012	—	$—	—	$—

(1) Represents shares delivered in payment of withholding taxes in connection with options exercised by a participant under Regency's Long-Term Omnibus Plan.

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
Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298.
Ex #    Description

3.1	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Form 8-K filed on June 5, 2013).

10.1	Amended and Restated Severance and Change of Control Agreement between Regency Centers Corporation and Lisa Palmer (incorporated by reference to Form 8-K filed on May 13, 2013).
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

August 2, 2013	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 2, 2013	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)