Form 10-Q
period 2013-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2013-11-01
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 92,327,456 as of October 28, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2013, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, and Series 6 and 7 Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 6 and 7 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands, except share data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,175,815	1,215,659
Buildings and improvements	2,479,326	2,502,186
Properties in development	305,249	192,067
	3,960,390	3,909,912
Less: accumulated depreciation	835,447	782,749
	3,124,943	3,127,163
Operating properties held for sale	10,607	—
Investments in real estate partnerships	414,509	442,927
Net real estate investments	3,550,059	3,570,090
Cash and cash equivalents	62,702	22,349
Restricted cash	5,288	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,626 and $3,915 at September 30, 2013 and December 31, 2012, respectively	23,379	26,601
Straight-line rent receivable, net of reserve of $451 and $870 at September 30, 2013 and December 31, 2012, respectively	50,422	49,990
Notes receivable	26,128	23,751
Deferred costs, less accumulated amortization of $72,808 and $69,224 at September 30, 2013 and December 31, 2012, respectively	69,553	69,506
Acquired lease intangible assets, less accumulated amortization of $23,750 and $19,148 at September 30, 2013 and December 31, 2012, respectively	39,134	42,459
Trading securities held in trust, at fair value	25,421	23,429
Other assets	44,467	18,811
Total assets	$3,896,553	3,853,458
Liabilities and Equity
Liabilities:
Notes payable	$1,764,437	1,771,891
Unsecured credit facilities	100,000	170,000
Accounts payable and other liabilities	147,087	127,185
Acquired lease intangible liabilities, less accumulated accretion of $9,123 and $6,636 at September 30, 2013 and December 31, 2012, respectively	25,480	20,325
Tenants’ security and escrow deposits and prepaid rent	22,454	18,146
Total liabilities	2,059,458	2,107,547
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at September 30, 2013 and December 31, 2012, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 92,327,151 and 90,394,486 shares issued at September 30, 2013 and December 31, 2012, respectively	923	904
Treasury stock at cost, 369,144 and 335,347 shares held at September 30, 2013 and December 31, 2012, respectively	(16,540)	(14,924)
Additional paid in capital	2,422,466	2,312,310
Accumulated other comprehensive loss	(28,430)	(57,715)
Distributions in excess of net income	(878,753)	(834,810)
Total stockholders’ equity	1,824,666	1,730,765
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $8,016 and $8,348 at September 30, 2013 and December 31, 2012, respectively	(1,462)	(1,153)
Limited partners’ interests in consolidated partnerships	13,891	16,299
Total noncontrolling interests	12,429	15,146
Total equity	1,837,095	1,745,911
Total liabilities and equity	$3,896,553	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$90,178	84,382	$266,104	261,519
Percentage rent	415	378	2,257	1,935
Recoveries from tenants and other income	25,823	24,388	80,917	79,606
Management, transaction, and other fees	5,694	6,441	19,195	20,060
Total revenues	122,110	115,589	368,473	363,120
Operating expenses:
Depreciation and amortization	33,184	28,529	96,241	90,934
Operating and maintenance	17,040	15,808	52,222	51,012
General and administrative	15,001	15,641	47,942	45,783
Real estate taxes	13,553	12,884	41,030	41,212
Other expenses	917	1,150	3,986	3,596
Total operating expenses	79,695	74,012	241,421	232,537
Other expense (income):
Interest expense, net of interest income of $350 and $379, and $1,101 and $1,291 for the three and nine months ended September 30, 2013 and 2012, respectively	26,750	27,462	82,363	84,796
Provision for impairment	6,000	1,147	6,000	20,155
Early extinguishment of debt	—	852	—	852
Net investment income from deferred compensation plan, including unrealized gains of $875 and $618, and $1,724 and $1,343 for the three and nine months ended September 30, 2013 and 2012, respectively	(963)	(752)	(1,998)	(1,836)
Total other expense	31,787	28,709	86,365	103,967
Income before equity in income of investments in real estate partnerships	10,628	12,868	40,687	26,616
Equity in income of investments in real estate partnerships	13,262	5,403	25,150	19,173
Income from continuing operations before tax	23,890	18,271	65,837	45,789
Income tax expense (benefit) of taxable REIT subsidiary	—	490	—	(118)
Income from continuing operations	23,890	17,781	65,837	45,907
Discontinued operations, net:
Operating income	666	1,811	4,196	1,350
Gain on sale of operating properties, net	16,052	—	27,462	8,605
Income from discontinued operations	16,718	1,811	31,658	9,955
Income before gain on sale of real estate	40,608	19,592	97,495	55,862
Gain on sale of real estate	56	228	1,773	2,041
Net income	40,664	19,820	99,268	57,903
Noncontrolling interests:
Preferred units	—	—	—	629
Exchangeable operating partnership units	(73)	(39)	(183)	(116)
Limited partners’ interests in consolidated partnerships	(327)	(212)	(872)	(636)
(Income) loss attributable to noncontrolling interests	(400)	(251)	(1,055)	(123)
Net income attributable to the Company	40,264	19,569	98,213	57,780
Preferred stock dividends	(5,266)	(7,932)	(15,797)	(27,265)
Net income attributable to common stockholders	$34,998	11,637	$82,416	30,515
Income per common share - basic:
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common stockholders	$0.38	0.13	$0.90	0.34
Income per common share - diluted:
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common stockholders	$0.38	0.13	$0.90	0.34
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$40,664	19,820	$99,268	57,903
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,366	7,099	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	521	(25)	22,225	(85)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	8	24	17
Other comprehensive income	2,896	2,349	29,348	7,031
Comprehensive income	43,560	22,169	128,616	64,934
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	400	251	1,055	123
Other comprehensive income (loss) attributable to noncontrolling interests	6	(4)	63	(20)
Comprehensive income (loss) attributable to noncontrolling interests	406	247	1,118	103
Comprehensive income attributable to the Company	$43,154	21,922	$127,498	64,831
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2013 and 2012 (in thousands, except per share data) (unaudited)

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

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2013 and 2012 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	—	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	98,213	98,213	—	183	872	1,055	99,268
Other comprehensive income	—	—	—	—	29,285	—	29,285	—	55	8	63	29,348
Deferred compensation plan, net	—	—	(1,616)	1,616	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	10,600	—	—	10,600	—	—	—	—	10,600
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,927)	—	—	(2,927)	—	—	—	—	(2,927)
Common stock issued for dividend reinvestment plan	—	—	—	831	—	—	831	—	—	—	—	831
Common stock issued for partnership units exchanged	—	—	—	302	—	—	302	—	(302)	—	(302)	—
Common stock issued for stock offerings, net of issuance costs	—	19	—	99,734	—	—	99,753	—	—	—	—	99,753
Redemption of preferred units	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	—	—	—	—	347	347	347
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,635)	(3,635)	(3,635)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(15,797)	(15,797)	—	—	—	—	(15,797)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(126,359)	(126,359)	—	(245)	—	(245)	(126,604)
Balance at September 30, 2013	$325,000	923	(16,540)	2,422,466	(28,430)	(878,753)	1,824,666	—	(1,462)	13,891	12,429	1,837,095
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$99,268	57,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,620	96,217
Amortization of deferred loan cost and debt premium	9,265	9,619
Accretion of above and below market lease intangibles, net	(1,646)	(667)
Stock-based compensation, net of capitalization	9,227	7,332
Equity in income of investments in real estate partnerships	(25,150)	(19,173)
Net gain on sale of properties	(29,235)	(10,646)
Provision for impairment	6,000	24,655
Early extinguishment of debt	—	852
Distribution of earnings from operations of investments in real estate partnerships	34,772	28,550
Loss on derivative instruments	(14)	(17)
Deferred compensation expense	2,023	1,840
Realized and unrealized gains on trading securities held in trust	(2,024)	(1,878)
Changes in assets and liabilities:
Restricted cash	1,185	(83)
Accounts receivable	(2,200)	5,040
Straight-line rent receivables, net	(3,850)	(4,656)
Deferred leasing costs	(6,599)	(8,869)
Other assets	(1,767)	(2,140)
Accounts payable and other liabilities	8,137	17,734
Tenants’ security and escrow deposits and prepaid rent	4,550	(5,559)
Net cash provided by operating activities	200,562	196,054
Cash flows from investing activities:
Acquisition of operating real estate	(26,676)	(58,015)
Development of real estate, including acquisition of land	(162,419)	(117,550)
Proceeds from sale of real estate investments	136,997	315,235
Collection (issuance) of notes receivable	6,015	(579)
Investments in real estate partnerships	(10,844)	(53,587)
Distributions received from investments in real estate partnerships	31,457	29,463
Dividends on trading securities held in trust	95	130
Acquisition of securities	(17,795)	(13,635)
Proceeds from sale of securities	12,732	13,900
Net cash (used in) provided by investing activities	(30,438)	115,362
Cash flows from financing activities:
Net proceeds from common stock issuance	99,753	21,677
Net proceeds from issuance of preferred stock	—	313,505
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred stock and partnership units	—	(323,125)
Distributions (to) from limited partners in consolidated partnerships, net	(3,288)	1,484
Distributions to exchangeable operating partnership unit holders	(245)	(246)
Distributions to preferred unit holders	—	(404)
Dividends paid to common stockholders	(125,528)	(123,155)
Dividends paid to preferred stockholders	(15,797)	(13,373)
Repayment of fixed rate unsecured notes	—	(192,377)
Proceeds from unsecured credit facilities	82,000	535,000
Repayment of unsecured credit facilities	(152,000)	(510,000)
Proceeds from notes payable	8,250	—
Repayment of notes payable	(16,439)	—
Scheduled principal payments	(6,352)	(6,484)
Payment of loan costs	(159)	(4,305)
Net cash used in financing activities	(129,771)	(301,468)
Net increase in cash and cash equivalents	40,353	9,948
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$62,702	21,350

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,174 and $2,477 in 2013 and 2012, respectively)	$72,607	80,742
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	4,615
Common stock issued for partnership units exchanged	$302	—
Real estate received through distribution in kind	$7,576	—
Mortgage loans assumed through distribution in kind	$7,500	—
Mortgage loans assumed for the acquisition of real estate	$—	12,810
Real estate contributed for investments in real estate partnerships	$—	47,500
Notes receivable taken in connection with sale of property, net of deferred gain	$7,646	—
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$22,249	(67)
Common stock issued for dividend reinvestment plan	$831	740
Stock-based compensation capitalized	$1,567	1,453
Contributions from limited partners in consolidated partnerships, net	$—	986
Common stock issued for dividend reinvestment in trust	$489	439
Contribution of stock awards into trust	$1,522	821
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands, except unit data)

	2013	2012
Assets	(unaudited)
Real estate investments at cost:
Land	$1,175,815	1,215,659
Buildings and improvements	2,479,326	2,502,186
Properties in development	305,249	192,067
	3,960,390	3,909,912
Less: accumulated depreciation	835,447	782,749
	3,124,943	3,127,163
Operating properties held for sale	10,607	—
Investments in real estate partnerships	414,509	442,927
Net real estate investments	3,550,059	3,570,090
Cash and cash equivalents	62,702	22,349
Restricted cash	5,288	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,626 and $3,915 at September 30, 2013 and December 31, 2012, respectively	23,379	26,601
Straight-line rent receivable, net of reserve of $451 and $870 at September 30, 2013 and December 31, 2012, respectively	50,422	49,990
Notes receivable	26,128	23,751
Deferred costs, less accumulated amortization of $72,808 and $69,224 at September 30, 2013 and December 31, 2012, respectively	69,553	69,506
Acquired lease intangible assets, less accumulated amortization of $23,750 and $19,148 at September 30, 2013 and December 31, 2012, respectively	39,134	42,459
Trading securities held in trust, at fair value	25,421	23,429
Other assets	44,467	18,811
Total assets	$3,896,553	3,853,458
Liabilities and Capital
Liabilities:
Notes payable	$1,764,437	1,771,891
Unsecured credit facilities	100,000	170,000
Accounts payable and other liabilities	147,087	127,185
Acquired lease intangible liabilities, less accumulated accretion of $9,123 and $6,636 at September 30, 2013 and December 31, 2012, respectively	25,480	20,325
Tenants’ security and escrow deposits and prepaid rent	22,454	18,146
Total liabilities	2,059,458	2,107,547
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preference of $25 per unit	325,000	325,000
General partner; 92,327,151 and 90,394,486 units outstanding at September 30, 2013 and December 31, 2012, respectively	1,528,096	1,463,480
Limited partners; 165,796 and 177,164 units outstanding at September 30, 2013 and December 31, 2012	(1,462)	(1,153)
Accumulated other comprehensive loss	(28,430)	(57,715)
Total partners’ capital	1,823,204	1,729,612
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	13,891	16,299
Total noncontrolling interests	13,891	16,299
Total capital	1,837,095	1,745,911
Total liabilities and capital	$3,896,553	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$90,178	84,382	$266,104	261,519
Percentage rent	415	378	2,257	1,935
Recoveries from tenants and other income	25,823	24,388	80,917	79,606
Management, transaction, and other fees	5,694	6,441	19,195	20,060
Total revenues	122,110	115,589	368,473	363,120
Operating expenses:
Depreciation and amortization	33,184	28,529	96,241	90,934
Operating and maintenance	17,040	15,808	52,222	51,012
General and administrative	15,001	15,641	47,942	45,783
Real estate taxes	13,553	12,884	41,030	41,212
Other expenses	917	1,150	3,986	3,596
Total operating expenses	79,695	74,012	241,421	232,537
Other expense (income):
Interest expense, net of interest income of $350 and $379, and $1,101 and $1,291 for the three and nine months ended September 30, 2013 and 2012, respectively	26,750	27,462	82,363	84,796
Provision for impairment	6,000	1,147	6,000	20,155
Early extinguishment of debt	—	852	—	852
Net investment income from deferred compensation plan, including unrealized gains of $875 and $618, and $1,724 and $1,343 for the three and nine months ended September 30, 2013 and 2012, respectively	(963)	(752)	(1,998)	(1,836)
Total other expense	31,787	28,709	86,365	103,967
Income before equity in income of investments in real estate partnerships	10,628	12,868	40,687	26,616
Equity in income of investments in real estate partnerships	13,262	5,403	25,150	19,173
Income from continuing operations before tax	23,890	18,271	65,837	45,789
Income tax expense (benefit) of taxable REIT subsidiary	—	490	—	(118)
Income from continuing operations	23,890	17,781	65,837	45,907
Discontinued operations, net:
Operating income	666	1,811	4,196	1,350
Gain on sale of operating properties, net	16,052	—	27,462	8,605
Income from discontinued operations	16,718	1,811	31,658	9,955
Income before gain on sale of real estate	40,608	19,592	97,495	55,862
Gain on sale of real estate	56	228	1,773	2,041
Net income	40,664	19,820	99,268	57,903
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(327)	(212)	(872)	(636)
Income attributable to noncontrolling interests	(327)	(212)	(872)	(636)
Net income attributable to the Partnership	40,337	19,608	98,396	57,267
Preferred unit distributions	(5,266)	(7,932)	(15,797)	(26,636)
Net income attributable to common unit holders	$35,071	11,676	$82,599	30,631
Income per common unit - basic:
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common unit holders	$0.38	0.13	$0.90	0.34
Income per common unit - diluted:
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common unit holders	$0.38	0.13	$0.90	0.34
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$40,664	19,820	$99,268	57,903
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,366	7,099	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	521	(25)	22,225	(85)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	8	8	24	17
Other comprehensive income	2,896	2,349	29,348	7,031
Comprehensive income	43,560	22,169	128,616	64,934
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	327	212	872	636
Other comprehensive income (loss) attributable to noncontrolling interests	1	(9)	8	(34)
Comprehensive income attributable to noncontrolling interests	328	203	880	602
Comprehensive income attributable to the Partnership	$43,232	21,966	$127,736	64,332
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2013 and 2012 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	57,780	116	—	57,267	636	57,903
Other comprehensive income (loss)	—	—	14	7,051	7,065	(34)	7,031
Deferred compensation plan, net	—	12	—	—	12	—	12
Contributions from partners	—	—	—	—	—	3,362	3,362
Distributions to partners	—	(123,894)	(246)	—	(124,140)	(892)	(125,032)
Redemption of preferred units	(48,125)	—	—	—	(48,125)	—	(48,125)
Preferred unit distributions	(404)	(17,988)	—	—	(18,392)	—	(18,392)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	8,589	—	—	8,589	—	8,589
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	313,505	—	—	313,505	—	313,505
Redemption of preferred stock	—	(275,000)	—	—	(275,000)	—	(275,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	20,927	—	—	20,927	—	20,927
Balance at September 30, 2012	—	1,863,715	(1,079)	(64,378)	1,798,258	16,176	1,814,434

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2013 and 2012 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2012	—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	—	98,213	183	—	98,396	872	99,268
Other comprehensive income	—	—	55	29,285	29,340	8	29,348
Deferred compensation plan, net	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	347	347
Distributions to partners	—	(126,359)	(245)	—	(126,604)	(3,635)	(130,239)
Preferred unit distributions	—	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	10,600	—	—	10,600	—	10,600
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	97,657	—	—	97,657	—	97,657
Common units exchanged for common stock of Parent Company	—	302	(302)	—	—	—	—
Balance at September 30, 2013	$—	1,853,096	(1,462)	(28,430)	1,823,204	13,891	1,837,095
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$99,268	57,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,620	96,217
Amortization of deferred loan cost and debt premium	9,265	9,619
Accretion of above and below market lease intangibles, net	(1,646)	(667)
Stock-based compensation, net of capitalization	9,227	7,332
Equity in income of investments in real estate partnerships	(25,150)	(19,173)
Net gain on sale of properties	(29,235)	(10,646)
Provision for impairment	6,000	24,655
Early extinguishment of debt	—	852
Distribution of earnings from operations of investments in real estate partnerships	34,772	28,550
Loss on derivative instruments	(14)	(17)
Deferred compensation expense	2,023	1,840
Realized and unrealized gains on trading securities held in trust	(2,024)	(1,878)
Changes in assets and liabilities:
Restricted cash	1,185	(83)
Accounts receivable	(2,200)	5,040
Straight-line rent receivables, net	(3,850)	(4,656)
Deferred leasing costs	(6,599)	(8,869)
Other assets	(1,767)	(2,140)
Accounts payable and other liabilities	8,137	17,734
Tenants’ security and escrow deposits and prepaid rent	4,550	(5,559)
Net cash provided by operating activities	200,562	196,054
Cash flows from investing activities:
Acquisition of operating real estate	(26,676)	(58,015)
Development of real estate, including acquisition of land	(162,419)	(117,550)
Proceeds from sale of real estate investments	136,997	315,235
Collection (issuance) of notes receivable	6,015	(579)
Investments in real estate partnerships	(10,844)	(53,587)
Distributions received from investments in real estate partnerships	31,457	29,463
Dividends on trading securities held in trust	95	130
Acquisition of securities	(17,795)	(13,635)
Proceeds from sale of securities	12,732	13,900
Net cash (used in) provided by investing activities	(30,438)	115,362
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	99,753	21,677
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	—	313,505
Proceeds from sale of treasury stock	34	339
Acquisition of treasury stock	—	(4)
Redemption of preferred partnership units	—	(323,125)
Distributions (to) from limited partners in consolidated partnerships, net	(3,288)	1,484
Distributions to partners	(125,773)	(123,401)
Distributions to preferred unit holders	(15,797)	(13,777)
Repayment of fixed rate unsecured notes	—	(192,377)
Proceeds from issuance of fixed rate unsecured notes, net	—	—
Proceeds from unsecured credit facilities	82,000	535,000
Repayment of unsecured credit facilities	(152,000)	(510,000)
Proceeds from notes payable	8,250	—
Repayment of notes payable	(16,439)	—
Scheduled principal payments	(6,352)	(6,484)
Payment of loan costs	(159)	(4,305)
Net cash used in financing activities	(129,771)	(301,468)
Net increase in cash and cash equivalents	40,353	9,948
Cash and cash equivalents at beginning of the period	22,349	11,402
Cash and cash equivalents at end of the period	$62,702	21,350

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013, and 2012
(in thousands)
(unaudited)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,174 and $2,477 in 2013 and 2012, respectively)	$72,607	80,742
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	4,615
Common stock issued by Parent Company for partnership units exchanged	$302	—
Real estate received through distribution in kind	$7,576	—
Mortgage loans assumed through distribution in kind	$7,500	—
Mortgage loans assumed for the acquisition of real estate	$—	12,810
Real estate contributed for investments in real estate partnerships	$—	47,500
Notes receivable taken in connection with sale of property, net of deferred gain	$7,646	—
Real estate acquired through elimination of note receivable	$—	12,585
Change in fair value of derivative instruments	$22,249	(67)
Common stock issued for dividend reinvestment plan	$831	740
Stock-based compensation capitalized	$1,567	1,453
Contributions from limited partners in consolidated partnerships, net	$—	986
Common stock issued for dividend reinvestment in trust	$489	439
Contribution of stock awards into trust	$1,522	821
Distribution of stock held in trust	$201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of September 30, 2013, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 202 retail shopping centers and held partial interests in an additional 131 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

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

The following table details the shopping centers acquired during the nine months ended September 30, 2013 (in thousands), including those acquired through our co-investment partnerships.

Date Purchased	Property Name	City/State	Co-investment Partner	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
5/30/2013	Preston Oaks	Dallas, TX	N/A	100%	$27,000	$—	$3,396	$7,597
7/23/2013	Shoppes of Burnt Mills	Silver Springs, MD	Columbia - Regency Partners II	20%	$13,600	$7,496	$8,438	$332

In addition, on March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC (MCWR III) co-investment partnership through a distribution-in-kind ("DIK"). The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the partnership agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III, net of deferred gain, on the date of dissolution of $7.6 million, including a $7.5 million mortgage assumed.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers disposed of during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net proceeds	$48,999	—	$131,633	39,200
Gain on sale of properties	$16,052	—	$27,462	8,605
Number of properties sold	4	—	8	4
Percent interest sold	100%	—%	100%	100%

One of the properties sold during the three months ended September 30, 2013 had a sales price of $15.2 million, with a cost basis of $7.9 million, and was financed by the Company issuing a note receivable for $14.9 million. The note is secured by a lien on the property and a guarantee by the purchaser and the purchaser's parent corporation and matures in January 2014. The note receivable is included in the Company's consolidated balance sheets, net of the deferred gain of $7.3 million, which will be recognized under the installment method when principal is paid no later than January 2014.
The following table provides a summary of revenues and expenses from properties included in discontinued operations, and those held for sale, for three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$1,328	4,480	$8,497	14,713
Operating expenses	662	2,675	4,301	8,883
Provision for impairment	—	—	—	4,500
Income tax benefit (1)	—	(6)	—	(20)
Operating income from discontinued operations	$666	1,811	$4,196	1,350

(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc., a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

Dispositions - Investments in Unconsolidated Real Estate Partnerships

During the three months ended September 30, 2013, the Company sold the portfolio of shopping centers owned by Regency Retail Partners, LP (the "Fund") together with two adjacent operating property phases wholly-owned by the Company, which are included above. The gain from sale of these properties is recognized within equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. The Fund will be liquidated following final distribution of proceeds.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

4.    Income Taxes

Income tax expense (benefit) is separately presented in the accompanying Consolidated Statement of Operations, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations. There was no income tax expense (benefit) for the three and nine months ended September 30, 2013. Income tax expense (benefit) was as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Income tax expense (benefit) from:	2013	2012	2013	2012
Continuing operations	$—	490	$—	(118)
Discontinued operations	—	(6)	—	602
Total income tax expense	$—	484	$—	484

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	2013	2012
Notes payable:
Fixed rate mortgage loans	$454,421	461,914
Variable rate mortgage loans	11,768	12,041
Fixed rate unsecured loans	1,298,248	1,297,936
Total notes payable	1,764,437	1,771,891
Unsecured credit facilities
Line	—	70,000
Term Loan	100,000	100,000
Total unsecured credit facilities	100,000	170,000
Total debt outstanding	$1,864,437	1,941,891

Significant mortgage loan activity since December 31, 2012, excluding scheduled principal payments, includes:

•
On March 4, 2013, the Company entered into an interest only mortgage for $8.3 million, on a recently completed development property in a consolidated partnership at a fixed rate of 3.30%, maturing on April 1, 2020.

•	On March 20, 2013, the Company assumed debt of $7.5 million with the DIK of Hilltop Village, which is interest only with a fixed rate of 5.57% and matures on April 6, 2016.

•	On May 1, 2013, the Company paid off the $16.3 million maturing balance of a 7.11% secured borrowing.
Further, since December 31, 2012, the Company has repaid $70.0 million, net of borrowings, on its $800.0 million Line of Credit (the "Line").

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

As of September 30, 2013, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2013	$2,019	—	—	2,019
2014	7,383	26,052	150,000	183,435
2015	5,747	62,435	350,000	418,182
2016	5,487	21,661	100,000	127,148
2017	4,584	84,702	400,000	489,286
Beyond 5 Years	20,021	220,993	400,000	641,014
Unamortized debt (discounts) premiums, net	—	5,105	(1,752)	3,353
Total	$45,241	420,948	1,398,248	1,864,437

(1) Includes unsecured public debt and unsecured credit facilities.

The Company believes it was in compliance as of September 30, 2013 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of September 30, 2013 and December 31, 2012 (in thousands):

							Fair Value
Effective Date	Maturity Date	Early Termination Date (1)	Counterparty	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2013	2012
Assets:
4/15/14	4/15/24	10/15/14	JPMorgan Chase Bank, N.A.	$75,000	3 Month LIBOR	2.087%	$6,138	1,022
4/15/14	4/15/24	10/15/14	Bank of America, N.A.	50,000	3 Month LIBOR	2.088%	4,085	672
8/1/15	8/1/25	2/1/16	US Bank National Association	75,000	3 Month LIBOR	2.479%	7,001	1,131
8/1/15	8/1/25	2/1/16	Royal Bank of Canada	50,000	3 Month LIBOR	2.479%	4,662	729
8/1/15	8/1/25	2/1/16	PNC Bank, N.A.	50,000	3 Month LIBOR	2.479%	4,654	753
Other Assets							$26,540	4,307
Liabilities:
10/1/11	9/1/14	N/A	PNC Bank, N.A.	$9,000	1 Month LIBOR	0.760%	$(45)	(76)
Accounts payable and other liabilities							$(45)	(76)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company has master netting agreements, however the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheet.
The Company has $150.0 million of unsecured long-term debt that matures in 2014 and $350.0 million of unsecured long-term debt that matures in 2015. In order to mitigate the risk of interest rates rising before new unsecured borrowings are obtained, the Company entered into five forward-starting interest rate swaps during December 2012, for the same ten year periods expected for the future borrowings. These swaps total $300.0 million of notional value, as shown above. The Company will settle these swaps upon the early termination date, which is expected to coincide with the date new unsecured borrowings are obtained, and will begin amortizing the gain or loss realized from the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

swap settlement over the ten year period expected for the new borrowings; resulting in a modified effective interest rate on those borrowings. In October 2013, the Company entered into two additional forward-starting interest rate swaps for $95.0 million of notional value at a combined fixed rate of 2.867% for a ten year period effective April 15, 2014, to hedge potential changes in the ten-year LIBOR rate covering the expected borrowing term between now and the expected date that new unsecured borrowings are obtained in 2014.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings within interest expense.

The following tables represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$521	(25)	Interest expense	$(2,366)	(2,366)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$22,225	(85)	Interest expense	$(7,098)	(7,095)	Other expenses	$—	(3)

As of September 30, 2013, the Company expects $9.6 million of deferred losses (gains) on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $9.2 million is related to previously settled swaps.

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of September 30, 2013 and December 31, 2012 (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$26,128	25,755	$23,751	23,677
Financial liabilities:
Notes payable	$1,764,437	1,930,004	$1,771,891	2,000,000
Unsecured credit facilities	$100,000	100,476	$170,000	170,200

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2013 and December 31, 2012. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

The Company develops its judgments based on the best information available at the measurement date, including expected cash flows, appropriately risk-adjusted discount rates, and available observable and unobservable inputs. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. The Company's valuation policies and procedures are determined by its Finance Group, which reports to the Chief Financial Officer, and the results of material fair value measurements are discussed with the Audit Committee of the Board of Directors on a quarterly basis. As considerable judgment is often necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

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

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

As of September 30, 2013 and December 31, 2012 the following interest rates were used by the Company to estimate the fair value of its financial instruments:

	2013		2012
	Low	High	Low	High
Notes receivable	5.0%	7.7%	7.0%	8.1%
Notes payable	2.4%	3.6%	2.4%	3.3%
Unsecured credit facilities	1.5%	1.5%	1.6%	1.6%

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
September 30, 2013

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of September 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$25,421	25,421	—	—
Interest rate derivatives	26,540	—	26,540	—
Total	$51,961	25,421	26,540	—

Liabilities
Interest rate derivatives	$(45)	—	(45)	—

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$23,429	23,429	—	—
Interest rate derivatives	4,307	—	4,307	—
Total	$27,736	23,429	4,307	—

Liabilities
Interest rate derivatives	$(76)	—	(76)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

The following table presents fair value measurements that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of September 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$4,686	—	—	4,686	(6,000)

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses) (1)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$49,673	—	—	49,673	(54,500)

(1) Excludes impairments for properties sold during the year ended December 31, 2012.
Long-lived assets held and used are comprised primarily of real estate. During the three months ended September 30, 2013, the Company recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, and the inability of the Company, thus far, to re-lease the anchor space.
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
Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The following are the key inputs used in determining the fair value of real estate measured using Level 3 inputs as of September 30, 2013 and December 31, 2012:

	2013	2012
		Low	High
Direct cap rates	8.0%	8.3%	8.5%
Rental growth rates	0.0%	(8.3)%	2.5%
Discount rates	9.0%	10.5%	10.5%
Terminal cap rates	8.5%	8.8%	8.8%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

In August 2012, the Parent Company entered into at the market ("ATM") equity distribution agreements through which it is permitted to offer and sell its common stock from time to time. Net proceeds would fund potential acquisition opportunities, development and redevelopment activities, repay amounts outstanding under the credit facilities and for general corporate purposes. Approximately $121.8 million of common stock was offered and sold through this ATM equity program.

In August 2013, the Parent Company filed a prospectus supplement with respect to a new ATM equity offering program, which ended the prior program established in August 2012. The August 2013 program has similar terms and conditions as the August 2012 program, and authorizes the Parent Company to sell up to $200.0 million of common stock. As of September 30, 2013, $198.4 million in common stock remained available for issuance under this ATM equity program.

During the three and nine months ended September 30, 2013, the following shares were issued under the ATM equity programs (in thousands, except price per share data):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Shares issued	30	1,899
Weighted average price per share	$52.28	$53.35
Total proceeds	$1,568	$101,342
Commissions	$24	$1,520
Issuance costs	$69	$69

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2013 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(61,991)	4,276	(57,715)
Net gain on cash flow derivative instruments	—	22,187	22,187
Amounts reclassified from other comprehensive income	7,086	12	7,098
Current period other comprehensive income, net	7,086	22,199	29,285
Ending balance at September 30, 2013	$(54,905)	26,475	(28,430)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

The following represents amounts reclassified out of accumulated other comprehensive loss into earnings during the three and nine months ended September 30, 2013 and 2012, respectively:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement of Operations
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gains / (Losses) on cash flow hedges
Interest rate derivative contracts	$(2,366)	(2,366)	$(7,098)	(7,095)	Interest expense

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted stock (1)	$3,622	2,863	$10,600	8,589
Directors' fees paid in common stock (1)	65	58	194	195
Capitalized stock-based compensation (2)	(620)	(492)	(1,567)	(1,453)
Stock-based compensation, net of capitalization	$3,067	2,429	$9,227	7,331
(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

During 2013, the Company granted approximately 248,000 shares of restricted stock with a weighted-average grant-date fair value of $52.80 per share.

10.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $24.9 million and $22.8 million at September 30, 2013 and December 31, 2012, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended September 30, 2013 and 2012, respectively (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$23,890	17,781	$65,837	45,907
Gain on sale of real estate	56	228	1,773	2,041
Less: income (loss) attributable to noncontrolling interests	367	248	992	103
Income from continuing operations attributable to the Company	23,579	17,761	66,618	47,845
Less: preferred stock dividends	5,266	7,932	15,797	27,265
Less: dividends paid on unvested restricted stock	148	175	445	526
Income from continuing operations attributable to common stockholders - basic	18,165	9,654	50,376	20,054
Add: dividends paid on Treasury Method restricted stock	15	32	55	61
Income from continuing operations attributable to common stockholders - diluted	18,180	9,686	50,431	20,115
Discontinued Operations
Income from discontinued operations	16,718	1,811	31,658	9,955
Less: income from discontinued operations attributable to noncontrolling interests	33	3	63	20
Income from discontinued operations attributable to the Company	16,685	1,808	31,595	9,935
Net Income
Net income attributable to common stockholders - basic	34,850	11,462	81,971	29,989
Net income attributable to common stockholders - diluted	$34,865	11,494	$82,026	30,050
Denominator:
Weighted average common shares outstanding for basic EPS	91,985	89,594	91,147	89,491
Incremental shares to be issued under unvested restricted stock	33	68	40	44
Weighted average common shares outstanding for diluted EPS	92,018	89,662	91,187	89,535
Income per common share – basic
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common stockholders	$0.38	0.13	$0.90	0.34
Income per common share – diluted
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income attributable to common stockholders	$0.38	0.13	$0.90	0.34
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2013 were 167,649 and 173,946, respectively, and for the three and nine months ended September 30, 2012 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended September 30, 2013 and 2012, respectively (in thousands except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$23,890	17,781	$65,837	45,907
Gain on sale of real estate	56	228	1,773	2,041
Less: income attributable to noncontrolling interests	294	208	809	616
Income from continuing operations attributable to the Partnership	23,652	17,801	66,801	47,332
Less: preferred unit distributions	5,266	7,932	15,797	26,636
Less: dividends paid on unvested restricted units	148	175	445	526
Income from continuing operations attributable to common unit holders - basic	18,238	9,694	50,559	20,170
Add: dividends paid on Treasury Method restricted units	15	31	55	61
Income from continuing operations attributable to common unit holders - diluted	18,253	9,725	50,614	20,231
Discontinued Operations
Income from discontinued operations	16,718	1,811	31,658	9,955
Less: income from discontinued operations attributable to noncontrolling interests	33	4	63	20
Income from discontinued operations attributable to the Partnership	16,685	1,807	31,595	9,935
Net Income
Net income attributable to common unit holders - basic	34,923	11,501	82,154	30,105
Net income attributable to common unit holders - diluted	$34,938	11,532	$82,209	30,166
Denominator:
Weighted average common units outstanding for basic EPU	92,153	89,771	91,321	89,668
Incremental units to be issued under unvested restricted stock	33	68	40	44
Weighted average common units outstanding for diluted EPU	92,186	89,839	91,361	89,712
Income (loss) per common unit – basic
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income (loss) attributable to common unit holders	$0.38	0.13	$0.90	0.34
Income (loss) per common unit – diluted
Continuing operations	$0.20	0.11	$0.55	0.23
Discontinued operations	0.18	0.02	0.35	0.11
Net income (loss) attributable to common unit holders	$0.38	0.13	$0.90	0.34

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2013

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2013 and December 31, 2012, the Company had $19.3 million and $20.8 million letters of credit outstanding, respectively.

13.     Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the September 30, 2013 consolidated balance sheet date for potential recognition or disclosure in its consolidated financial statements.

•On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

• In October 2013, the Company entered into two additional forward-starting interest rate swaps for $95.0 million of notional value at a combined fixed rate of 2.867% for a ten year period effective April 15, 2014, to hedge potential changes in the ten-year LIBOR rate covering the expected borrowing term between now and the expected date that new unsecured borrowings are obtained in 2014.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. We endeavor to be the preeminent, best-in-class national shopping center company, distinguished by total shareholder return and per share growth in Core Funds from Operations (Core FFO) and Net Asset Value (NAV) that positions Regency as a leader among its peers. We work to achieve these goals through:

•	reliable growth in net operating income from a high-quality, growing portfolio of thriving, primarily grocery-anchored shopping centers,

•	disciplined value-add development and redevelopment capabilities profitably creating and enhancing high-quality shopping centers,

•	a conservative balance sheet and track record of cost effectively accessing capital to withstand market volatility and efficiently fund investments, and

•	an engaged and talented team of people guided by Regency's culture.

All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

At September 30, 2013, we directly owned 202 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.5 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 131 shopping centers (the “Unconsolidated Properties”) located in 23 states and the District of Columbia representing 15.8 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. At September 30, 2013, the consolidated shopping centers were 94.4% leased, as compared to 94.0% at September 30, 2012 and 94.1% at December 31, 2012.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	September 30, 2013	December 31, 2012
Number of Properties	202	204
Properties in Development	7	4
Gross Leasable Area	22,463	22,532
% Leased – Operating and Development	94.4%	94.1%
% Leased – Operating	94.9%	94.4%
Weighted average annual effective rent per square foot (1)	$17.21	16.95
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio, excluding the assets and liabilities held by BRE Throne, LLC ("BRET") as the property holdings of BRET do not impact the rate of return on Regency's preferred investment (GLA in thousands):

	September 30, 2013	December 31, 2012
Number of Properties	131	144
Gross Leasable Area	15,824	17,762
% Leased – Operating	95.5%	95.2%
Weighted average effective annual rent per square foot (1)	$17.48	17.03
(1) Net of tenant concessions.

The following table summarizes leasing activity for the nine months ended September 30, 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships, excluding the BRET portfolio:

	Leasing Transactions	GLA (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	418	1,115	$21.35	$7.84	$8.34
Renewals	716	1,729	$20.50	$0.47	$2.38
Total	1,134	2,844	$20.83	$3.36	$4.72

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at September 30, 2013:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Publix	53	7.1%	4.4%
Kroger	47	7.7%	4.2%
Safeway	50	5.4%	3.0%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

In July 2013, The Kroger Co. ("Kroger") announced its plan to buy Harris Teeter Supermarkets, Inc. Although Kroger's acquisition is expected to expand its presence in the southeastern United States, there is a possibility that Kroger may identify stores in which it has a presence in the same local market as Harris Teeter, which could result in store closures. We currently have nine stores leased by Harris Teeter, which represents 0.7% of annualized base rent on a pro-rata basis.

On October 10, 2013, Safeway Inc. announced that it intends to exit the Chicago market, where it operates 72 Dominick's stores, by early 2014. Safeway is marketing the chain for sale or individual store sublease.  We have 7 store leases with Dominick’s, which represent less than 1% of company owned GLA and less than 0.5% of annualized base rent, on a pro-rata basis.  It is uncertain at this time whether the Dominick's stores at our shopping centers will be sold, subleased, or closed.

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our ATM equity program and Line as of September 30, 2013 (in thousands):

September 30, 2013
ATM equity program
Total capacity	$200,000
Remaining capacity	$198,400

Line
Total capacity	$800,000
Remaining capacity (1)	$780,700
Maturity	September 2016
(1) Net of letters of credit.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Change
Net cash provided by operating activities	$200,562	196,054	4,508
Net cash (used in) provided by investing activities	(30,438)	115,362	(145,800)
Net cash used in financing activities	(129,771)	(301,468)	171,697
Net increase in cash and cash equivalents	$40,353	9,948	30,405
Total cash and cash equivalents	$62,702	21,350	41,352

Net cash provided by operating activities:

Cash provided by operating activities during the nine months ended September 30, 2013 was $4.5 million more than the nine months ended September 30, 2012 primarily due to improved net operating income and timing of cash payments. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders included in net cash used in financing activities, above, which were $141.6 million and $137.2 million for the nine months ended September 30, 2013 and 2012, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors declared common stock quarterly dividend of $0.4625 per share, payable on November 27, 2013. Our dividend has remained unchanged since May 2009 and future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Cash flows from investing activities during the nine months ended September 30, 2013 changed by $145.8 million compared to the nine months ended September 30, 2012 due to the proceeds from the portfolio sale completed during the nine months ended September 30, 2012.

Significant investing activities during the nine months ended September 30, 2013 included:

•	We received proceeds of $137.0 million from the sale of real estate investments, including eight shopping centers and five out-parcels;

•
We received distributions from our investments in real estate partnerships of $31.5 million, primarily related to the disposition of all operating properties within the Regency Retail Partners, LP (the "Fund") during August 2013 and subsequent distribution of proceeds, offset by additional investments of $10.8 million for mortgage maturities and acquisitions;

•	We paid $26.7 million for the acquisition of the Preston Oaks shopping center; and

•	We paid $162.4 million for the development, redevelopment, improvement and leasing of our real estate properties as comprised of the following (in thousands):

	Nine months ended September 30,
	2013	2012	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$17,383	27,100	(9,717)
Building improvements and other	25,103	26,661	(1,558)
Tenant allowances	4,665	7,905	(3,240)
Redevelopment costs	12,014	10,015	1,999
Development costs	90,562	35,147	55,415
Capitalized interest	4,174	2,477	1,697
Capitalized direct compensation	8,518	8,245	273
Real estate development and capital improvements	$162,419	117,550	44,869

•
During the nine months ended September 30, 2012, we acquired five land parcels for $27.1 million, compared to three land parcels for approximately $17.4 million during the nine months ended September 30, 2013.

•
As occupancy stabilizes, there is less vacant space to lease, which reduces our cash outflow on tenant allowances, which are generally highest with new leases. Occupancy increased 30 basis points during the nine months ended September 30, 2013, compared to 100 basis point increase during the nine months ended September 30, 2012, which resulted in the decrease in tenant allowances over the prior year.

•
Although the number of development projects remained relatively consistent during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, development costs increased primarily due to the size of the current projects under construction during the nine months ended September 30, 2013. East Washington Place and Grand Ridge Plaza, which are projected to have estimated net development costs of $146.9 million upon completion, are progressing and represent $67.2 million of 2013 development costs.

•	Capitalized interest increases as development costs accumulate during the construction period, which is why more interest costs were capitalized during 2013 than 2012.

At September 30, 2013, we had seven development projects that were either under construction or in lease up, compared to four such development projects at December 31, 2012. The following table details our development projects as of September 30, 2013 (in thousands, except cost per square foot):

Property Name	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
East Washington Place	Q4-11	Jun-13	$58,112	$3,657	203	$286
Southpark at Cinco Ranch	Q1-12	Oct-12	30,633	4,821	243	126
Grand Ridge Plaza	Q2-12	Jul-13	88,764	14,328	325	273
Shops at Erwin Mill	Q2-12	Nov-13	14,593	3,385	90	162
Juanita Tate Marketplace	Q2-13	Mar-14	17,189	12,636	77	223
Shops on Main	Q2-13	Apr-14	29,424	5,618	155	190
Fountain Square	Q3-13	Nov-14	52,561	31,898	181	290
Total			$291,276	$76,343	1,274	$229	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

There were no development projects completed during the nine months ended September 30, 2013.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the nine months ended September 30, 2013, we capitalized $4.2 million of interest expense and $5.5 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $824,000.

Net cash used in financing activities:

Significant financing activities during the nine months ended September 30, 2013 include:

•	The Parent Company issued 1.9 million shares of common stock through our ATM program resulting in net proceeds of $99.8 million;

•	We repaid $70.0 million, net, on our Line and $16.4 million of mortgage loans; and

•	We paid dividends to our common and preferred stockholders of $125.5 million and $15.8 million, respectively.

We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2013, 77.2% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.4 times for the nine months ended September 30, 2013 and 2012. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through 2014, we estimate that we will require approximately $312.1 million, including $143.1 million to complete currently in-process developments and redevelopments, $167.8 million to repay maturing debt, and $1.2 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. At September 30, 2013, we and our joint ventures had $176.1 million and $67.1 million, respectively, of debt maturing through 2014. To meet our cash requirements, we will refinance maturing mortgages, utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt.

We have $150.0 million and $350.0 million of fixed rate, unsecured debt maturing in April 2014 and August 2015, respectively.  As the economy improves, long term interest rates will likely continue to increase.  In order to mitigate the risk of interest rate volatility, in December 2012, we entered into $300.0 million of forward starting interest rate swaps for new debt issues occurring through August 1, 2016.  These interest rate swaps locked in a weighted average fixed rate of 2.32% plus a credit spread based upon the Company's credit rating at the time of the debt issuance. In October 2013, we entered into two additional forward-starting interest rate swaps for $95.0 million of notional value at a combined fixed rate of 2.867% for a ten year period effective April 15, 2014, to hedge potential changes in the ten-year LIBOR rate covering the expected borrowing term between now and the expected date that new unsecured borrowings are obtained in 2014.

Investments in Real Estate Partnerships

At September 30, 2013 and December 31, 2012, we had investments in real estate partnerships of $414.5 million and $442.9 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at September 30, 2013 and December 31, 2012 (dollars in thousands):

	2013	2012
Number of Co-investment Partnerships	18	19
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	131	144
Combined Assets (1)	$3,004,341	3,434,954
Combined Liabilities (1)	$1,648,446	1,933,488
Combined Equity (1)	$1,355,895	1,501,466
Regency’s Share of (1)(2)(3):
Assets	$1,053,934	1,154,387
Liabilities	$574,772	635,882

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

(3) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates to the following differences:

	September 30, 2013	December 31, 2012
Equity of Regency Centers in Unconsolidated Partnerships	$479,162	518,505
add: Preferred equity investment in BRE Throne Holdings LLC	48,757	47,500
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,327)	(38,995)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Regency Centers' Investment in Real Estate Partnerships	$414,509	442,927

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners and a closed-end real estate fund (“Regency Retail Partners” or the “Fund”), as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $5.6 million and $6.3 million, and $18.6 million and $19.4 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Our equity method investments in real estate partnerships as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	Regency's Ownership	2013	2012
GRI - Regency, LLC (GRIR)	40.00%	$256,716	272,044
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	—	29
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,981	17,200
Columbia Regency Partners II, LLC (Columbia II)	20.00%	11,247	8,660
Cameron Village, LLC (Cameron)	30.00%	16,509	16,708
RegCal, LLC (RegCal)	25.00%	15,837	15,602
Regency Retail Partners, LP (the Fund) (2)	20.00%	1,756	15,248
US Regency Retail I, LLC (USAA)	20.01%	1,596	2,173
BRE Throne Holdings, LLC (BRET) (3)	47.80%	48,757	48,757
Other investments in real estate partnerships	50.00%	45,110	46,506
Total (4)		$414,509	442,927

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

(2) On August 13, 2013, Regency Retail Partners, LP (the Fund) sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

(4) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis, as shown above.

Notes Payable - Investments in Real Estate Partnerships

At September 30, 2013, our investments in real estate partnerships, excluding BRET, had notes payable of $1.5 billion maturing through 2028, of which 98.4% had a weighted average fixed interest rate of 5.5%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.9%. These loans are all non-recourse, and our pro-rata share was $540.8 million.

As of September 30, 2013, scheduled principal repayments on notes payable held by our investments in real estate partnerships, excluding BRET, were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments (1)	Mortgage Loan Maturities (1)	Unsecured Maturities (1)	Total (1)	Regency’s Pro-Rata Share (1)
2013	$4,785	—	—	4,785	1,750
2014	19,920	53,015	14,060	86,995	25,460
2015	20,382	99,750	—	120,132	43,107
2016	17,549	305,076	—	322,625	113,362
2017	17,685	87,479	—	105,164	27,053
Beyond 5 Years	73,046	837,495	—	910,541	330,636
Unamortized debt premiums, net	—	(967)	—	(967)	(580)
Total	$153,367	1,381,848	14,060	1,549,275	540,788

(1) Excludes BRET.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended September 30, 2013 to 2012:

Our revenues increased during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$90,178	84,382	5,796
Percentage rent	415	378	37
Recoveries from tenants and other income	25,823	24,388	1,435
Management, transaction, and other fees	5,694	6,441	(747)
Total revenues	$122,110	115,589	6,521

Minimum rent increased during 2013 as compared to 2012 due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$2.1 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$6.1 million increase due to the acquisitions of operating properties and operations beginning at development properties during 2012 and 2013; and

•	$1.8 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2013 as compared to 2012 due to the following:

•	Approximately $678,000 decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$1.4 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2013; and

•
Approximately $549,000 increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, due to improvements in occupancy and market recovery rates.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$1,476	1,637	(161)
Property management fees	3,327	3,518	(191)
Leasing commissions and other fees	891	1,286	(395)
	$5,694	6,441	(747)

Leasing commissions and other fees decreased during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to the decrease in leasing activity performed for co-investment partnerships and third parties during 2013, driven by leasing volume, as occupancy levels stabilize and less vacant GLA is available to be leased.

Our operating expenses increased during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$33,184	28,529	4,655
Operating and maintenance	17,040	15,808	1,232
General and administrative	15,001	15,641	(640)
Real estate taxes	13,553	12,884	669
Other expenses	917	1,150	(233)
Total operating expenses	$79,695	74,012	5,683

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due to the impact of dispositions, acquisitions and development operations, and same property operating costs, as follows:

•	Approximately $822,000 decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$5.1 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2013, and

•
$2.3 million increase at same properties, primarily due to additional depreciation resulting from capital improvements to our existing centers and increased operating and maintenance costs primarily associated with landscaping and irrigation.

In addition, general and administrative expenses decreased primarily due to lower amounts of incentive compensation expense during 2013, as compared to 2012. Other expenses decreased due to lower bad debt expense offset by additional acquisition costs during 2013.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$26,750	27,462	(712)
Provision for impairment	6,000	1,147	4,853
Early extinguishment of debt	—	852	(852)
Net investment income from deferred compensation plan	(963)	(752)	(211)
	$31,787	28,709	3,078

During the three months ended September 30, 2013, we recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, where we have thus far been unable to re-lease the anchor space.

The following table presents the change in interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$25,712	25,811	(99)
Interest on unsecured credit facilities	882	887	(5)
Capitalized interest	(1,869)	(1,231)	(638)
Hedge interest	2,375	2,374	1
Interest income	(350)	(379)	29
	$26,750	27,462	(712)

Our interest expense decreased primarily due to higher amounts of interest capitalized on development projects, driven by the increase in cumulative development project costs over the prior year.

Our equity in income of investments in real estate partnerships increased during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$2,597	2,819	(222)
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	3	(7)	10
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	883	607	276
Columbia Regency Partners II, LLC (Columbia II)	20.00%	123	99	24
Cameron Village, LLC (Cameron)	30.00%	149	131	18
RegCal, LLC (RegCal)	25.00%	66	181	(115)
Regency Retail Partners, LP (the Fund) (2)	20.00%	7,492	97	7,395
US Regency Retail I, LLC (USAA)	20.01%	141	83	58
BRE Throne Holdings, LLC (BRET) (3)	47.80%	1,257	929	328
Other investments in real estate partnerships	50.00%	551	464	87
Total		$13,262	5,403	7,859

(1) As of June 30, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
(2) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

The $7.9 million increase in our equity in income in investments in real estate partnerships for 2013, as compared to 2012, is primarily due to recognizing $7.4 million of pro-rata gain on the sale of all operating properties within the Fund in August 2013.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$23,890	18,271	5,619
Income tax expense (benefit) of taxable REIT subsidiary	—	490	(490)
Income from discontinued operations	16,718	1,811	14,907
Gain on sale of real estate	56	228	(172)
(Income) attributable to noncontrolling interests	(400)	(251)	(149)
Preferred stock dividends	(5,266)	(7,932)	2,666
Net income attributable to common stockholders	$34,998	11,637	23,361
Net income attributable to exchangeable operating partnership units	73	39	34
Net income attributable to common unit holders	$35,071	11,676	23,395

Income from discontinued operations of $16.7 million for the three months ended September 30, 2013 includes $16.1 million of gains, net of taxes, from the sale of four operating properties, their operating income, and the operating income of one operating property held for sale at September 30, 2013. Income from discontinued operations of $1.8 million for the three months ended September 30, 2012 includes the operating income of operating properties sold or held for sale during 2013 and 2012, along with $4.5 million of impairment losses.

Preferred stock dividends decreased $2.7 million due primarily to the non-cash charge for stock issuance costs recognized upon redemption of the Series 5 Preferred Stock redeemed during the three months ended September 30, 2012.

Related to our Parent Company's results, our net income attributable to common stockholders increased $23.4 million during 2013 as compared to 2012 primarily from gains on the sale of real estate, including discontinued operating centers, and to the increase in our equity in income in investments in real estate partnerships, as discussed above. Our diluted net income per share was $0.38 for the three months ended September 30, 2013 as compared to diluted net income per share of $0.13 for the three months ended September 30, 2012.

Related to our Operating Partnership results, our net income attributable to common unit holders increased $23.4 million during 2013 as compared to 2012 for the same reasons stated above. Our diluted net income per unit was $0.38 for the three months ended September 30, 2013 as compared to net income per unit of $0.13 for the three months ended September 30, 2012.

Results from Operations

Comparison of the nine months ended September 30, 2013 to 2012:

Our revenues increased during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$266,104	261,519	4,585
Percentage rent	2,257	1,935	322
Recoveries from tenants and other income	80,917	79,606	1,311
Management, transaction, and other fees	19,195	20,060	(865)
Total revenues	$368,473	363,120	5,353

Minimum rent increased during 2013 as compared to 2012 due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$17.8 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$16.2 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2013; and

•	$6.2 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants and other income increased during 2013 as compared to 2012 due to the following:

•	$5.0 million decrease due to the sale of a 15-property portfolio on July 25, 2012;

•	$1.9 million decrease due to a change in the timing and amount of our captive insurance distribution; offset by

•	$3.6 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2013; and

•
$4.6 million increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, due to improvements in occupancy and market recovery rates.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$4,767	4,889	(122)
Property management fees	10,550	10,665	(115)
Leasing commissions and other fees	3,878	4,506	(628)
	$19,195	20,060	(865)

Leasing commissions and other fees decreased during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to the decrease in leasing activity performed for co-investment partnerships and third parties during 2013, driven by leasing volume, as occupancy levels stabilize and less vacant GLA is available to be leased.

Our operating expenses increased during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$96,241	90,934	5,307
Operating and maintenance	52,222	51,012	1,210
General and administrative	47,942	45,783	2,159
Real estate taxes	41,030	41,212	(182)
Other expenses	3,986	3,596	390
Total operating expenses	$241,421	232,537	8,884

Depreciation and amortization, operating and maintenance expenses, and real estate taxes changed due the impact of acquisitions, development operations, and dispositions during 2012 and 2013, as follows

•	$15.0 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by

•	$14.3 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2013, and

•
$7.0 million increase at same properties, primarily due to incremental operating expenses associated with winter weather in 2013, increased operating and maintenance costs, additional depreciation expense resulting from capital improvements to existing centers, and increases in real estate tax assessments.

In addition, general and administrative expense increased primarily due to lower capitalization of development and leasing overhead costs of $3.8 million, due to the timing of development project starts and leasing activity. These costs were offset by $2.3 million of reduced incentive compensation expense during 2013, as compared to 2012, due primarily to the timing of development project completions. Incentive compensation related to development projects is paid upon completion and there were no development project completions in the current year as compared to two completions in the prior year.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$82,363	84,796	(2,433)
Provision for impairment	6,000	20,155	(14,155)
Early extinguishment of debt	—	852	(852)
Net investment income from deferred compensation plan	(1,998)	(1,836)	(162)
	$86,365	103,967	(17,602)

During the nine months ended September 30, 2013, we recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, where we have thus far been unable to re-lease the anchor space. During the nine months ended September 30, 2012, we recognized a $20.2 million impairment, including $19.1 million related to the 15-property portfolio sold in July 2012, and impairment losses on three land parcels.

The following table presents the change in interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$77,522	77,853	(331)
Interest on unsecured credit facilities	2,992	3,594	(602)
Capitalized interest	(4,174)	(2,477)	(1,697)
Hedge interest	7,124	7,117	7
Interest income	(1,101)	(1,291)	190
	$82,363	84,796	(2,433)

Our interest expense decreased primarily due to paying down our unsecured credit facilities and due to higher amounts of interest capitalized on development projects, driven by the increase in cumulative development project costs over the prior year.

Our equity in income of investments in real estate partnerships increased during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,126	7,090	2,036
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	51	(19)	70
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,449	8,191	(6,742)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	400	264	136
Cameron Village, LLC (Cameron)	30.00%	500	494	6
RegCal, LLC (RegCal)	25.00%	274	362	(88)
Regency Retail Partners, LP (the Fund) (2)	20.00%	7,678	285	7,393
US Regency Retail I, LLC (USAA)	20.01%	352	237	115
BRE Throne Holdings, LLC (BRET) (3)	47.80%	3,730	929	2,801
Other investments in real estate partnerships	50.00%	1,590	1,340	250
Total		$25,150	19,173	5,977

(1) As of June 30, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
(2) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

The $6.0 million increase in our equity in income in investments in real estate partnerships for 2013, as compared to 2012, is primarily due to the following:

•
$2.0 million increase from the GRIR partnership due to the additional shopping center acquired in January 2012, coupled with increased tenant percentage rent, increased recovery revenue rates, and lower interest expense as a result of paying off debt in 2012,

•	$6.7 million decrease from the Columbia I partnership due to our share of a $34.5 million gain on sale of an operating property that was sold in April 2012,

•	$7.4 million increase from the Fund due to recognizing $7.4 million pro-rata gain on the sale of all operating properties within the Fund in August 2013, and

•
$2.8 million increase from our ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012, which we redeemed 100% of our ownership interest for cash in October 2013.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$65,837	45,789	20,048
Income tax expense (benefit) of taxable REIT subsidiary	—	(118)	118
Income from discontinued operations	31,658	9,955	21,703
Gain on sale of real estate	1,773	2,041	(268)
(Income) loss attributable to noncontrolling interests	(1,055)	(123)	(932)
Preferred stock dividends	(15,797)	(27,265)	11,468
Net income attributable to common stockholders	$82,416	30,515	51,901
Net income attributable to exchangeable operating partnership units	183	116	67
Net income attributable to common unit holders	$82,599	30,631	51,968

Income from discontinued operations of $31.7 million for the nine months ended September 30, 2013 included $27.5 million of gains, net of taxes, from the sale of eight operating properties, their operating income, and the operating income of one operating property held for sale at September 30, 2013. Income from discontinued operations of $10.0 million for the nine months ended September 30, 2012 included $8.6 million of gains, net of taxes, from the sale of four operating properties and their operating income, including $4.5 million of impairment losses, as well as the operating income of properties sold or held for sale since September 30, 2012.

During the nine months ended September 30, 2013, we had a gain of $1.8 million, which includes gains from the sale of five out-parcels, compared to six out-parcel sales for a gain of $2.0 million during the nine months ended September 30, 2012.

Preferred stock dividends decreased $11.5 million, which is attributable to the $9.3 million non-cash charge for stock issuance costs recognized upon redemption of the Series 3, 4 and 5 Preferred Stock during the nine months ended September 30, 2012. We issued $325.0 million of new preferred stock during 2012 at a weighted average dividend rate of 0.72% less than those redeemed, saving us $2.2 million in preferred dividends on an annualized basis.

Related to our Parent Company's results, our net income attributable to common stockholders increased $51.9 million during 2013 as compared to 2012 primarily from the gains on sale of operating properties, the decrease in preferred stock dividends, the decrease in impairment costs during 2013, and the increase in equity in income of investments in real estate partnerships, as discussed above. Our diluted net income per share was $0.90 for the nine months ended September 30, 2013 as compared to diluted net income per share of $0.34 for the nine months ended September 30, 2012.

Related to our Operating Partnership results, our net income attributable to common unit holders increased $52.0 million during 2013 as compared to 2012 for the same reasons stated above. Our diluted net income per unit was $0.90 for the nine months ended September 30, 2013 as compared to net income per unit of $0.34 for the nine months ended September 30, 2012.

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

The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
Same Property NOI includes only the net operating income of comparable operating properties that were owned and operated for the entirety of both periods being compared and excludes all Properties in Development and Non-Same Properties. A Non-Same Property is a property acquired during either period being compared or a development completion that is less than 90% funded and 95% occupied or features less than two years of anchor operations. In no event can a development completion be termed a non-same property for more than two years. As such, Same Property NOI assists in eliminating disparities in net income due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of our properties.

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

The Company's reconciliation of property revenues and property expenses to Same Property NOI, on a pro rata basis, for the periods ended September 30, 2013 and 2012 is as follows (in thousands):

	Three months ended September 30,
	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$42,309	(18,419)	23,890	45,677	(27,406)	18,271
Less:
Management, transaction, and other fees	—	5,694	5,694	—	6,441	6,441
Other (2)	760	1,519	2,279	1,046	53	1,099
Plus:
Depreciation and amortization	27,855	5,329	33,184	26,343	2,186	28,529
General and administrative	—	15,001	15,001	—	15,641	15,641
Other operating expense, excluding provision for doubtful accounts	4	628	632	7	374	381
Other expense	12,748	19,039	31,787	7,515	21,194	28,709
Equity in income (loss) of investments in real estate excluded from NOI (3)	16,219	(7,095)	9,124	17,398	(389)	17,009
NOI from properties sold	—	928	928	—	3,371	3,371
Pro-rata NOI	$98,375	8,198	106,573	95,894	8,477	104,371

	Nine months ended September 30,
	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$147,910	(82,073)	65,837	144,324	(98,535)	45,789
Less:
Management, transaction, and other fees	—	19,195	19,195	—	20,060	20,060
Other (2)	2,304	3,997	6,301	3,346	1,615	4,961
Plus:
Depreciation and amortization	82,085	14,156	96,241	78,391	12,543	90,934
General and administrative	—	47,942	47,942	—	45,783	45,783
Other operating expense, excluding provision for doubtful accounts	78	2,645	2,723	56	1,578	1,634
Other expense (income)	27,487	58,878	86,365	22,610	81,357	103,967
Equity in income (loss) of investments in real estate excluded from NOI (3)	41,771	2,723	44,494	42,613	6,453	49,066
NOI from properties sold	—	6,287	6,287	—	10,963	10,963
Pro-rata NOI	$297,027	27,366	324,393	284,648	38,467	323,115

(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.

(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.

(3) Same property definition is applied consistently among wholly-owned properties and those held within unconsolidated partnerships. Excludes non-operating related expenses.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended September 30, 2013 to 2012 is as follows (in thousands, except share information):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$34,998	11,637	$82,416	30,515
Adjustments to reconcile to FFO:
Depreciation and amortization - consolidated	27,848	25,362	81,702	81,611
Depreciation and amortization - unconsolidated	10,368	10,639	31,956	32,516
Consolidated joint venture partners' share of depreciation	(214)	(184)	(637)	(548)
Provision for impairment (1)	6,000	1,146	6,000	23,655
Amortization of leasing commissions and intangibles	4,744	3,777	14,292	11,817
Gain on sale of operating properties, net of tax (1)	(23,407)	(451)	(35,506)	(16,529)
Noncontrolling interest of exchangeable partnership units	73	39	183	116
FFO	$60,410	51,965	$180,406	163,153
Reconciliation of FFO to Core FFO
FFO	$60,410	51,965	$180,406	163,153
Adjustments to reconcile to Core FFO:
Transaction profits, net of dead deal costs and tax (1)	250	449	443	(773)
Provision for impairment to land and out-parcels (1)	—	1	—	1,000
Provision for hedge ineffectiveness (1)	59	9	(18)	20
Loss on early debt extinguishment (1)	(537)	852	(537)	856
Original preferred stock issuance costs expensed	—	2,283	—	10,119
Gain on redemption of preferred units	—	—	—	(1,875)
One-time additional preferred dividend payment	—	—	—	1,750
Core FFO	$60,182	55,559	$180,294	174,250
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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we issued an aggregate of 11,368 common shares to two holders of exchangeable operating partnership units of Regency Centers, L.P., on a one-for-one basis upon conversion of an equal number of exchangeable operating partnership units.  All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended September 30, 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2013	—	$—	—	$—
August 1 through August 31, 2013	—	$—	—	$—
September 1 through September 30, 2013	1,226	$47.58	—	$—

(1) Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

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

November 1, 2013	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 1, 2013	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)