Form 10-K
period 2013-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2014-02-19
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Regency Centers Corporation              $4,602,623,952               Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 92,333,535 as of February 13, 2014.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2013, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 21% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are described further in the Item 1A. Risk Factors below. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

PART I
Item 1.    Business

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. We endeavor to be a preeminent, best-in-class grocery-anchored shopping center company, distinguished by total shareholder return and per share growth in Core Funds from Operations ("Core FFO") and Net Asset Value ("NAV") that positions Regency as a leader among its peers. We work to achieve these goals through:

•	reliable growth in net operating income ("NOI") from a high-quality, growing portfolio of thriving, neighborhood and community shopping centers;

•	disciplined value-add development and redevelopment activities profitably creating and enhancing high-quality shopping centers;

•	a conservative balance sheet and track record of cost effectively accessing capital to withstand market volatility and to efficiently fund investments; and,

•	an engaged and talented team of people guided by our culture.

All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

As of December 31, 2013, we directly owned 202 shopping centers (the “Consolidated Properties”) located in 23 states representing 22.5 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 126 shopping centers (the “Unconsolidated Properties”) located in 23 states and the District of Columbia representing 15.5 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads ("out-parcels") to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. As of December 31, 2013, our Consolidated Properties were 94.5% leased, as compared to 94.1% as of December 31, 2012.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Development serves the growth needs of our anchors and retailers, resulting in high quality shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including operating cash flows, property sales, equity offerings, and new debt.

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

We recognize the importance of continually improving the environmental sustainability performance of our real estate assets.  To date we have received LEED (Leadership in Energy and Environmental Design) certifications by the U.S. Green Building Council at seven shopping centers and have LEED certification targeted at six additional development properties in-process or recently completed.  We also continue to implement best practices in our operating portfolio to reduce our power and water consumption, in addition to other sustainability initiatives.  We believe that the design, construction and operation of environmentally efficient shopping centers will contribute to our key strategic goals.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that our competitive advantages are driven by:

•	our locations within our market areas;

•	the design and high quality of our shopping centers;

•	the strong demographics surrounding our shopping centers;

•	our relationships with our anchor tenants and our side-shop and out-parcel retailers;

•	our practice of maintaining and renovating our shopping centers; and,

•	our ability to source and develop new shopping centers.

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 17 market offices nationwide, where we conduct management, leasing, construction, and investment activities. As of December 31, 2013, we had 363 employees and we believe that our relations with our employees are good.

 Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. While we have a number of properties that could require or are currently undergoing varying levels of environmental remediation, known environmental remediation is not currently expected to have a material financial impact on us due to existing accrued liabilities for remediation, insurance programs designed to mitigate the cost of remediation, and various state-regulated programs that shift the responsibility and cost to the state.

Executive Officers

Our executive officers are appointed each year by our Board of Directors. Each of our executive officers has been employed by us in the position indicated in the list or positions indicated in the pertinent notes below. Each of our executive officers has been employed by us for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	61	Chairman and Chief Executive Officer	1993
Brian M. Smith	59	President and Chief Operating Officer	2009 (1)
Lisa Palmer	45	Executive Vice President and Chief Financial Officer	2013 (2)
Dan M. Chandler, III	47	Managing Director - West	2009 (3)
John S. Delatour	54	Managing Director - Central	1999
James D. Thompson	58	Managing Director - East	1993

(1) Brian M. Smith is our President and Chief Operating Officer. Mr. Smith served as Managing Director of Investments for our Pacific, Mid-Atlantic, and Northeast divisions from March 1999 to September 2005, then served as Managing Director and Chief Investment Officer from September 2005 to February 2009, until he was appointed President and Chief Operating Officer.

(2) Lisa Palmer is our Executive Vice President and Chief Financial Officer. Ms. Palmer served as Senior Manager of Investment Services in 1996 and assumed the role of Vice President of Capital Markets in 1999. She served as Senior Vice President of Capital Markets from 2003 to 2012 until assuming the role of Executive Vice President and Chief Financial Officer in January 2013.

(3) Dan M. Chandler, III, is our Managing Director - West. Mr. Chandler served as Vice President of Investment for Regency from 1997 to 2002, Senior Vice President of Investments from 2002 to 2006, and Managing Director from 2006 to 2007. From August 2007 to April 2009, he was a principal with Chandler Partners, a private commercial and residential real estate developer in Southern California. During 2009, he was also affiliated with Urban|One, a real estate development and management firm in Los Angeles, prior to returning to Regency to serve in his current role of Managing Director - West.

Company Website Access and SEC Filings

Our website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

General Information

Our registrar and stock transfer agent is Wells Fargo Bank, N.A. (“Wells Fargo Shareowner Services”), Mendota Heights, MN. We offer a dividend reinvestment plan (“DRIP”) that enables our stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Wells Fargo Shareowner Services toll free at (800) 468-9716 or our Shareholder Relations Department at (904) 598-7000.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

Our annual meeting will be held at The Ponte Vedra Inn & Club, 200 Ponte Vedra Blvd, Ponte Vedra Beach, Florida, at 11:00 a.m. on Friday, May 2, 2014.

Item 1A. Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

A shift in retail shopping from brick and mortar stores to Internet sales may have an adverse impact on our revenues and cash flow.

Many retailers operating brick and mortar stores have made Internet sales a vital piece of their business. Although many of the retailers in our shopping centers either provide services or sell groceries, such that their customer base does not have a tendency toward online shopping, the shift to Internet sales may adversely impact our retail tenants' sales causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would impact our revenues and cash flows.

Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•	Weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and lead to increased store closings;

•	Adverse financial conditions for grocery and retail anchors;

•	Continued consolidation in the retail sector;

•	Excess amount of retail space in our markets;

•	Reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	The growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	The impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	Consequences of any armed conflict involving, or terrorist attack against, the United States.

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

The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2013, our properties in California, Florida, and Texas accounted for 31.2%, 11.4%, and 9.8%, respectively, of our net operating income from Consolidated Properties plus our pro-rata share from Unconsolidated Properties ("pro-rata basis"). Our revenues and cash available to pay expenses, maintain our properties, and for distributions to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate in California, Florida, or Texas relative to other geographic areas.

Loss of revenues from significant tenants could reduce distributions to stock and unit holders.

We derive significant revenues from anchor tenants such as Kroger , Publix, and Safeway. As of December 31, 2013, they account for 4.7%, 4.3%, and 2.7%, respectively, of our total annualized base rent on a pro-rata basis, which is recognized in minimum rent and in equity in income of investment in real estate partnerships, for the year ended December 31, 2013. Distributions to stock and unit holders could be adversely affected by the loss of revenues in the event a significant tenant:

•	Becomes bankrupt or insolvent;

•	Experiences a downturn in its business;

•	Materially defaults on its leases;

•	Does not renew its leases as they expire; or

•	Renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. Some anchors have the right to vacate and prevent re-tenanting by paying rent for the balance of the lease term. If significant tenants vacate a property, then other tenants may be entitled to terminate their leases at the property or pay reduced rent.

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

A large percentage of our revenues are derived from smaller shop tenants (those occupying less than 10,000 square feet). Smaller shop tenants may be more vulnerable to negative economic conditions as they have more limited resources than larger tenants. Such tenants continue to face increasing competition from non-store retailers and growing e-commerce. In addition, some of these retailers may seek to reduce their store sizes as they increasingly rely on alternative distribution channels, including Internet sales, and adjust their square footage needs accordingly. The types of smaller shop tenants vary from retail shops to service providers. If we are unable to attract the right type or mix of smaller shop tenants into our centers, our net income could be adversely impacted.

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

The fair value of real estate assets is subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our net income in the period in which the charge is taken.

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

Our investment strategy includes investing in high-quality shopping centers that are leased to market-dominant grocers, category-leading anchors, specialty retailers, or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties entails risks that include, but are not limited to, the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	Properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, which may result in the properties' failure to achieve the returns we projected;

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

•
The risk that the size of our development pipeline will strain the organization's capacity to complete the developments within the targeted timelines and at the expected returns on invested capital; and

•	The lack of cash flow during the construction period.

If our developments are unsuccessful or we experience a slowdown in development activities, our revenue growth and/or net income may be adversely impacted.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, leases for space in our properties may not be renewed, space may not be re-

leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be adversely impacted.

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

A significant portion of our property gross leasable area is located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, and other natural disasters. As of December 31, 2013, approximately 23.4%, 15.9%, and 9.8% of our property gross leasable area, on a pro-rata basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. While much of this insurance cost is passed on to our tenants as reimbursable property costs, some tenants do not pay a pro rata share of these costs under their leases. These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

An uninsured loss or a loss that exceeds the insurance policies on our properties could subject us to loss of capital or revenue on those properties.

We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and consistent with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, for which the insurance levels carried may not be sufficient to fully cover catastrophic losses impacting multiple properties. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on or off the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, our tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, such properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stock and unit holders.

Loss of our key personnel could adversely affect the value of our Parent Company's stock price.

We depend on the efforts of our key executive personnel. Although we believe qualified replacements could be found for our key executives, the loss of their services could adversely affect our Parent Company's stock price.

We face competition from numerous sources, including other real estate investment trusts and other real estate owners.

The ownership of shopping centers is highly fragmented. We face competition from other real estate investment trusts and well capitalized institutional investors, as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We compete to develop shopping centers with other real estate investment trusts engaged in development activities as well as with local, regional, and national real estate developers. If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stock and unit holders, may be adversely affected.

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

If we do not maintain the security of tenant-related information, we could incur substantial costs and become subject to litigation.

We have implemented an online payment system where we receive certain information about our tenants that depends upon secure transmissions of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in information being obtained by unauthorized persons could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant resources related to our information security systems and could result in a disruption of our operations.

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

We have invested as a partner in a number of joint venture investments for the acquisition or development of properties. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures, although we do have approval rights over major decisions. The other partner might (i) have interests or goals that are inconsistent with our interests or goals or (ii) otherwise impede our objectives. The other partner also might become insolvent or bankrupt. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.

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

As part of our funding strategy, we sell operating properties that no longer meet our investment standards. These sales proceeds are used to fund the construction of new developments, redevelopments and acquisitions. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which could have a negative impact on our earnings.

We depend on external sources of capital, which may not be available in the future on favorable terms or at all.

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs, including capital for developments and repayment of future maturing debt, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets.  In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are eligible to refinance.

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

Our debt financing may adversely affect our business and financial condition.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. In addition, we do not expect to generate sufficient funds from operations to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we might be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms. Either could reduce the cash flow available for distributions to stock and unit holders. If we cannot make required mortgage payments, the mortgagee could foreclose on the property securing the mortgage, causing the loss of cash flow from that property.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our unsecured notes, unsecured term loan, and unsecured line of credit contain customary covenants, including compliance with financial ratios, such as ratio of total debt to gross asset value and fixed charge coverage ratio. Fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") divided by the sum of interest expense and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders. Our debt arrangements also restrict our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders could require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loan, and unsecured line of credit are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities. Increases in interest rates would increase our interest expense on any variable rate debt. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stock and unit holders.

Risk Factors Related to Interest Rates and the Market Price for Our Stock

Changes in economic and market conditions could adversely affect the Parent Company's stock price.

The market price of our common stock may fluctuate significantly in response to many factors, many of which are out of our control, including:

•	Actual or anticipated variations in our operating results;

•	Changes in our funds from operations or earnings estimates;

•
Publication of research reports about us or the real estate industry in general and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REIT's;

•	The ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	Increases in market interest rates that drive purchasers of our stock to demand a higher dividend yield;

•	Changes in market valuations of similar companies;

•	Adverse market reaction to any additional debt we incur in the future;

•	Any future issuances of equity securities;

•	Additions or departures of key management personnel;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional stockholders;

•	Changes in our dividend payments;

•	Speculation in the press or investment community; and

•	General market and economic conditions.

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

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends to stock and unit holders at historical rates or to increase our dividend rate will depend on a number of factors, including, among others, the following:

•	Our financial condition and results of future operations;

•	The terms of our loan covenants; and

•	Our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or periodically increase the dividend on our common stock, it could have an adverse effect on the market price of our common stock and other securities.

Changes in accounting standards may adversely impact our financial results.

The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

Risk Factors Related to Federal Income Tax Laws

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we continue to qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. We are also required to distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for “Qualified dividends” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates after December 31, 2012 is 20% and a new Medicare tax of 3.8% may also apply if income is greater than certain specified amounts. Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends or returns of capital) are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock.

Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a "domestically controlled" REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2013				December 31, 2012
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	42	5,500	24.5%	96.2%	43	5,544	24.6%	95.1%
Florida	40	4,159	18.6%	91.2%	39	3,961	17.6%	93.0%
Texas	18	2,384	10.6%	96.0%	18	2,324	10.3%	95.2%
Georgia	15	1,385	6.2%	94.6%	15	1,386	6.2%	93.1%
Ohio	9	1,297	5.8%	97.8%	10	1,402	6.2%	97.1%
Colorado	15	1,261	5.6%	89.5%	14	1,163	5.2%	94.3%
North Carolina	10	903	4.0%	95.3%	9	743	3.3%	91.8%
Illinois	5	872	3.9%	94.1%	4	748	3.3%	97.3%
Virginia	5	744	3.3%	97.4%	7	951	4.2%	94.2%
Oregon	7	617	2.7%	95.8%	8	741	3.3%	91.2%
Washington	5	605	2.7%	98.4%	6	683	3.0%	92.8%
Massachusetts	3	506	2.3%	96.3%	2	357	1.6%	94.6%
Missouri	4	408	1.8%	100.0%	4	408	1.8%	99.0%
Tennessee	5	392	1.7%	96.7%	5	392	1.7%	95.9%
Pennsylvania	4	325	1.4%	99.6%	4	325	1.5%	99.1%
Arizona	2	274	1.2%	87.1%	3	387	1.7%	88.1%
Delaware	2	243	1.1%	94.8%	2	243	1.1%	94.2%
Indiana	4	209	0.9%	90.8%	3	55	0.2%	89.8%
Michigan	2	118	0.5%	53.4%	2	118	0.5%	43.9%
Maryland	1	88	0.4%	100.0%	1	88	0.4%	100.0%
Alabama	1	85	0.4%	84.5%	1	85	0.4%	86.2%
South Carolina	2	74	0.3%	100.0%	2	74	0.3%	100.0%
Kentucky	1	23	0.1%	100.0%	1	23	0.1%	100.0%
Nevada	—	—	—%	—%	1	331	1.5%	91.1%
Total	202	22,472	100.0%	94.5%	204	22,532	100.0%	94.1%

Certain Consolidated Properties are encumbered by mortgage loans of $481.3 million as of December 31, 2013.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $17.40 and $16.95 per square foot ("SFT") as of December 31, 2013 and 2012, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2013				December 31, 2012
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	21	2,782	17.9%	96.9%	25	3,265	18.4%	95.7%
Virginia	21	2,685	17.3%	96.6%	22	2,789	15.7%	96.3%
Maryland	13	1,490	9.6%	97.0%	14	1,577	8.9%	92.9%
North Carolina	8	1,272	8.2%	97.3%	8	1,276	7.2%	96.4%
Texas	8	1,070	6.9%	98.6%	9	1,227	6.9%	95.9%
Illinois	8	1,067	6.9%	97.3%	8	1,067	6.0%	97.1%
Colorado	5	862	5.6%	95.1%	6	962	5.4%	93.0%
Florida	9	720	4.6%	95.3%	11	841	4.7%	93.7%
Minnesota	5	677	4.4%	97.6%	5	675	3.8%	97.5%
Pennsylvania	6	661	4.3%	92.3%	7	982	5.5%	96.1%
Washington	4	477	3.1%	91.5%	5	577	3.3%	94.5%
Wisconsin	2	269	1.7%	93.2%	2	269	1.5%	96.9%
Massachusetts	1	184	1.2%	97.6%	1	149	0.8%	95.4%
Connecticut	1	180	1.2%	99.8%	1	180	1.0%	99.8%
South Carolina	2	162	1.0%	100.0%	4	286	1.6%	96.3%
New Jersey	2	157	1.0%	92.6%	2	157	0.9%	94.0%
New York	1	141	0.9%	100.0%	1	141	0.8%	100.0%
Indiana	2	139	0.9%	86.5%	2	139	0.8%	91.9%
Alabama	1	119	0.7%	73.9%	1	119	0.7%	71.6%
Arizona	1	108	0.7%	94.1%	1	108	0.6%	89.2%
Oregon	1	93	0.6%	94.8%	1	93	0.5%	94.8%
Georgia	1	86	0.6%	96.3%	3	244	1.4%	95.3%
Delaware	1	67	0.4%	96.1%	1	67	0.4%	100.0%
Dist. of Columbia	2	40	0.3%	100.0%	2	40	0.2%	100.0%
Ohio	—	—	—%	—%	2	532	3.0%	90.2%
Total	126	15,508	100.0%	96.2%	144	17,762	100.0%	95.2%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.5 billion as of December 31, 2013.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $17.34 and $17.03 per SFT as of December 31, 2013 and 2012, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2013, based upon a percentage of total annualized base rent exceeding or equal to 0.5% (GLA and dollars in thousands):

Tenant		GLA	Percent of Company Owned GLA	Rent	Percent of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	(2)	2,384	8.6%	$22,565	4.7%	49	7
Publix		1,940	7.0%	20,246	4.3%	49	1
Safeway		1,239	4.4%	12,638	2.7%	38	6
TJX Companies		725	2.6%	9,196	1.9%	33	—
CVS		509	1.8%	8,457	1.8%	46	—
Whole Foods		285	1.0%	6,144	1.3%	11	—
PETCO		283	1.0%	6,052	1.3%	38	—
Ahold/Giant		422	1.5%	5,724	1.2%	14	—
Albertsons		395	1.4%	4,952	1.0%	11	1
Ross Dress For Less		306	1.1%	4,797	1.0%	16	—
H.E.B.		305	1.1%	4,773	1.0%	5	—
Trader Joe's		163	0.6%	4,313	0.9%	18	—
JPMorgan Chase Bank		63	0.2%	3,894	0.8%	26	—
Bank of America		81	0.3%	3,846	0.8%	28	—
Wells Fargo Bank		82	0.3%	3,716	0.8%	39	—
Starbucks		95	0.3%	3,629	0.8%	76	—
Walgreens		136	0.5%	3,399	0.7%	12	—
Sears Holdings		412	1.5%	3,315	0.7%	7	1
Roundys/Marianos		233	0.8%	3,249	0.7%	7	—
Rite Aid		200	0.7%	3,203	0.7%	22	—
Wal-Mart		466	1.7%	3,026	0.6%	5	3
SUPERVALU		265	1.0%	3,008	0.6%	11	—
Panera Bread		89	0.3%	3,007	0.6%	26	—
Sports Authority		134	0.5%	2,973	0.6%	3	—
Subway		95	0.3%	2,946	0.6%	104	—
(1) Stores owned by anchor tenant that are attached to our centers.
(2) Kroger information includes Harris Teeter stores, as their merger was effective January 28, 2014.

Our leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rent, additional rents calculated as a percentage of the tenant's sales, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Expiring GLA	Percent of Total Company GLA	Minimum Rent Expiring Leases (2)	Percent of Minimum Rent (2)
(1)	19	27	0.1%	$212	—%
2014	852	1,982	7.7%	38,940	8.4%
2015	1,038	2,344	9.1%	49,126	10.7%
2016	1,026	2,772	10.7%	50,081	10.9%
2017	985	3,242	12.5%	63,908	13.9%
2018	858	2,713	10.5%	51,728	11.3%
2019	351	2,030	7.8%	33,852	7.4%
2020	175	1,370	5.3%	21,939	4.8%
2021	169	1,261	4.9%	19,983	4.4%
2022	220	1,600	6.2%	25,005	5.4%
2023	223	1,300	5.0%	24,348	5.3%
Thereafter	411	5,226	20.2%	80,202	17.5%
Total	6,327	25,867	100.0%	$459,324	100.0%
(1) Leases currently under month-to-month rent or in process of renewal.
(2) Minimum rent includes current minimum rent and future contractual rent steps, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

During 2014, we have a total of 852 leases expiring, representing 2.0 million square feet of GLA. These expiring leases have an average base rent of $19.65 per SFT. The average base rent of new leases signed during 2013 was $21.56 per SFT. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, and pro-rata percent leased of 94.8%, we expect to see an overall increase in rental rate growth on new and renewal leases during 2014. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis for further information about our Consolidated and Unconsolidated Properties.

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
ALABAMA

Valleydale Village Shop Center	Birmingham-Hoover	50%	2002	2003	$—	118,466	73.9%	$11.95	Publix	-
Shoppes at Fairhope Village	Mobile		2008	2008	—	84,740	84.5%	14.97	Publix	-

Subtotal/Weighted Average (AL)					—	203,206	78.3%	13.80

ARIZONA

Palm Valley Marketplace	Phoenix-Mesa-Scottsdale	20%	2001	1999	11,000	107,633	94.1%	13.49	Safeway	-
Pima Crossing	Phoenix-Mesa-Scottsdale		1999	1996	—	238,275	95.6%	14.10	Golf & Tennis Pro Shop, Inc., SteinMart	Life Time Fitness, Paddock Pools Store, Pier 1 Imports, Fight Ready
Shops at Arizona	Phoenix-Mesa-Scottsdale		2003	2000	—	35,710	30.2%	18.82	-	-

Subtotal/Weighted Average (AZ)					11,000	381,618	89.1%	14.25

CALIFORNIA

Amerige Heights Town Center	Los Angeles-Long Beach-Santa Ana		2000	2000	16,796	89,443	100.0%	27.14	Albertsons, (Target)	-
Brea Marketplace (7)	Los Angeles-Long Beach-Santa Ana	40%	2005	1987	50,039	352,226	99.6%	16.57	Sprout's Markets, Target	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare, Golfsmith
El Camino Shopping Center	Los Angeles-Long Beach-Santa Ana		1999	1995	—	135,740	99.5%	24.36	Von's Food & Drug	Sav-On Drugs
Granada Village	Los Angeles-Long Beach-Santa Ana	40%	2005	1965	40,569	226,488	97.8%	21.09	Sprout's Markets	Rite Aid, TJ Maxx, Stein Mart, PETCO, Homegoods
Hasley Canyon Village	Los Angeles-Long Beach-Santa Ana	20%	2003	2003	8,362	65,801	100.0%	23.20	Ralphs	-
Heritage Plaza (7)	Los Angeles-Long Beach-Santa Ana		1999	1981	—	230,283	98.6%	30.53	Ralphs	CVS, Daiso, Mitsuwa Marketplace, Total Woman
Juanita Tate Marketplace (4)	Los Angeles-Long Beach-Santa Ana		2013	2013	—	77,096	91.5%	22.66	Northgate Market	CVS
Laguna Niguel Plaza	Los Angeles-Long Beach-Santa Ana	40%	2005	1985	9,215	41,943	96.7%	24.76	(Albertsons)	CVS

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Marina Shores	Los Angeles-Long Beach-Santa Ana	20%	2008	2001	11,405	67,727	100.0%	32.69	Whole Foods	PETCO
Morningside Plaza	Los Angeles-Long Beach-Santa Ana		1999	1996	—	91,212	97.4%	20.51	Stater Bros.	-
Newland Center	Los Angeles-Long Beach-Santa Ana		1999	1985	—	149,140	97.2%	20.77	Albertsons	-
Plaza Hermosa	Los Angeles-Long Beach-Santa Ana		1999	1984	13,800	94,717	100.0%	23.10	Von's Food & Drug	Sav-On Drugs
Rona Plaza	Los Angeles-Long Beach-Santa Ana		1999	1989	—	51,760	100.0%	18.97	Superior Super Warehouse	-
Seal Beach	Los Angeles-Long Beach-Santa Ana	20%	2002	1966	—	96,858	96.7%	23.34	Von's Food & Drug	CVS
South Bay Village	Los Angeles-Long Beach-Santa Ana		2012	2012	—	107,706	100.0%	20.21	Orchard Supply Hardware	Homegoods
Twin Oaks Shopping Center	Los Angeles-Long Beach-Santa Ana	40%	2005	1978	10,478	98,399	96.6%	17.14	Ralphs	Rite Aid
Valencia Crossroads	Los Angeles-Long Beach-Santa Ana		2002	2003	—	172,856	100.0%	23.91	Whole Foods, Kohl's	-
Woodman Van Nuys	Los Angeles-Long Beach-Santa Ana		1999	1992	—	107,614	100.0%	14.34	El Super	-
Silverado Plaza	Napa	40%	2005	1974	10,615	84,916	100.0%	15.91	Nob Hill	Longs Drug
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura		2002	2002	—	84,975	98.0%	17.84	Gelson's Markets	-
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura		1999	1982	—	83,286	94.7%	16.61	Albertsons	(Longs Drug)
Ventura Village	Oxnard-Thousand Oaks-Ventura		1999	1984	—	76,070	91.3%	19.45	Von's Food & Drug	-
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura		1999	1975	—	193,729	89.4%	31.29	Von's Food & Drug and Sprouts	(CVS), Longs Drug, Total Woman
French Valley Village Center	Riverside-San Bernardino-Ontario		2004	2004	—	98,752	96.9%	24.07	Stater Bros.	CVS
Indio Towne Center	Riverside-San Bernardino-Ontario		2006	2010	—	179,505	86.3%	17.78	(Home Depot), (WinCo), Toys R Us	CVS, 24 Hour Fitness, PETCO, Party City
Jefferson Square	Riverside-San Bernardino-Ontario		2007	2007	—	38,013	47.9%	15.17	-	CVS
Auburn Village	Sacramento--Arden-Arcade--Roseville	40%	2005	1990	—	133,944	86.2%	17.27	Bel Air Market	Dollar Tree, Goodwill Industries, Dollar Tree (CVS)
Folsom Prairie City Crossing	Sacramento--Arden-Arcade--Roseville		1999	1999	—	90,237	93.7%	19.10	Safeway	-
Oak Shade Town Center	Sacramento--Arden-Arcade--Roseville		2011	1998	10,147	103,762	97.7%	20.52	Safeway	Office Max, Rite Aid
Raley's Supermarket	Sacramento--Arden-Arcade--Roseville	20%	2007	1964	—	62,827	100.0%	5.41	Raley's	-

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
4S Commons Town Center	San Diego-Carlsbad-San Marcos		2004	2004	62,500	240,060	92.6%	29.74	Ralphs, Jimbo's...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Balboa Mesa Shopping Center	San Diego-Carlsbad-San Marcos		2012	1969	—	186,121	97.7%	23.54	Von's Food & Drug, Kohl's	CVS
Costa Verde Center	San Diego-Carlsbad-San Marcos		1999	1988	—	178,623	93.9%	34.13	Bristol Farms	Bookstar, The Boxing Club
El Norte Pkwy Plaza	San Diego-Carlsbad-San Marcos		1999	1984	—	90,549	94.9%	16.49	Von's Food & Drug	CVS
Friars Mission Center	San Diego-Carlsbad-San Marcos		1999	1989	272	146,898	100.0%	30.69	Ralphs	Longs Drug
Navajo Shopping Center (7)	San Diego-Carlsbad-San Marcos	40%	2005	1964	8,674	102,139	98.9%	13.29	Albertsons	Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Carlsbad-San Marcos	40%	2005	1987	27,422	212,652	90.1%	18.65	Von's Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village	San Diego-Carlsbad-San Marcos	40%	2005	1981	23,634	153,256	88.4%	20.10	Von's Food & Drug	(Longs Drug), 24 Hour Fitness
Twin Peaks	San Diego-Carlsbad-San Marcos		1999	1988	—	207,741	99.1%	17.43	Albertsons, Target	-
Uptown District	San Diego-Carlsbad-San Marcos		2012	1990	—	148,638	94.1%	33.30	Ralphs, Trader Joe's	-
Bayhill Shopping Center	San Francisco-Oakland-Fremont	40%	2005	1990	22,001	121,846	98.4%	21.88	Mollie Stone's Market	CVS
Clayton Valley Shopping Center	San Francisco-Oakland-Fremont		2003	2004	—	260,205	93.0%	20.29	Fresh & Easy, Orchard Supply Hardware	Longs Drugs, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Fremont		1999	1982	—	63,265	100.0%	35.06	(Safeway)	(CVS), Beverages & More
El Cerrito Plaza	San Francisco-Oakland-Fremont		2000	2000	39,355	256,035	95.7%	26.81	(Lucky's), Trader Joe's	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	San Francisco-Oakland-Fremont		1999	1965	—	102,413	94.0%	25.88	Safeway	Walgreens
Gateway 101	San Francisco-Oakland-Fremont		2008	2008	—	92,110	100.0%	31.14	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	-
Pleasant Hill Shopping Center	San Francisco-Oakland-Fremont	40%	2005	1970	29,490	227,681	100.0%	23.53	Target, Toys "R" Us	Barnes & Noble, Ross Dress for Less
Powell Street Plaza	San Francisco-Oakland-Fremont		2001	1987	—	165,928	100.0%	30.35	Trader Joe's	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company, Marshalls
San Leandro Plaza	San Francisco-Oakland-Fremont		1999	1982	—	50,432	100.0%	31.83	(Safeway)	(Longs Drug)

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Sequoia Station	San Francisco-Oakland-Fremont		1999	1996	21,100	103,148	100.0%	35.37	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Pier 1
Strawflower Village	San Francisco-Oakland-Fremont		1999	1985	—	78,827	98.5%	18.91	Safeway	(Longs Drug)
Tassajara Crossing	San Francisco-Oakland-Fremont		1999	1990	19,800	146,140	98.9%	21.69	Safeway	Longs Drug, Tassajara Valley Hardware
Woodside Central	San Francisco-Oakland-Fremont		1999	1993	—	80,591	100.0%	21.39	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza	San Francisco-Oakland-Fremont	40%	2005	1968	28,851	109,701	97.2%	34.70	Fresh & Easy	Sports Basement
Blossom Valley	San Jose-Sunnyvale-Santa Clara	20%	1999	1990	10,257	93,316	100.0%	24.55	Safeway	CVS
Loehmanns Plaza California	San Jose-Sunnyvale-Santa Clara		1999	1983	—	113,310	100.0%	18.24	(Safeway)	Longs Drug, Loehmann's
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	40%	2005	1957	21,256	126,658	100.0%	18.71	Safeway	Longs Drug, Ross Dress for Less
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	40%	2005	1988	14,170	92,352	98.6%	16.94	Safeway	-
West Park Plaza	San Jose-Sunnyvale-Santa Clara		1999	1996	—	88,104	100.0%	16.97	Safeway	Rite Aid
Golden Hills Promenade	San Luis Obispo-Paso Robles		2006	2006	—	241,846	98.1%	6.72	Lowe's	Bed Bath & Beyond, TJ Maxx
Five Points Shopping Center	Santa Barbara-Santa Maria-Goleta	40%	2005	1960	28,076	144,553	96.2%	24.92	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods, PETCO
East Washington Place	Santa Rosa-Petaluma		2011	2011	—	203,313	93.4%	23.31	(Target), Dick's Sporting Goods, TJ Maxx	-
Corral Hollow	Stockton	25%	2000	2000	21,300	167,184	99.0%	16.47	Safeway, Orchard Supply & Hardware	Longs Drug

Subtotal/Weighted Average (CA)					559,584	8,282,660	96.4%	23.07

COLORADO

Arapahoe Village	Boulder	40%	2005	1957	14,596	159,045	95.1%	16.56	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, HomeGoods
Crossroads Commons	Boulder	20%	2001	1986	17,218	142,589	98.7%	25.20	Whole Foods	Barnes & Noble, Bicycle Village
Falcon Marketplace	Colorado Springs		2005	2005	—	22,491	78.7%	20.61	(Wal-Mart Supercenter)	-
Marketplace at Briargate	Colorado Springs		2006	2006	—	29,075	100.0%	26.89	(King Soopers)	-
Monument Jackson Creek	Colorado Springs		1998	1999	—	85,263	100.0%	11.10	King Soopers	-

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Woodmen Plaza	Colorado Springs		1998	1998	—	116,233	93.6%	12.52	King Soopers	-
Applewood Shopping Center	Denver-Aurora	40%	2005	1956	—	381,041	92.8%	10.30	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Belleview Square	Denver-Aurora		2004	1978	6,769	117,331	100.0%	16.76	King Soopers	-
Boulevard Center	Denver-Aurora		1999	1986	—	78,522	94.8%	25.02	(Safeway)	One Hour Optical
Buckley Square	Denver-Aurora		1999	1978	—	116,147	98.9%	9.52	King Soopers	Ace Hardware
Cherrywood Square	Denver-Aurora	40%	2005	1978	4,506	96,667	100.0%	9.21	King Soopers	-
Hilltop Village	Denver-Aurora		2002	2003	7,500	100,030	91.1%	8.74	King Soopers	-
Kent Place	Denver-Aurora		2011	2011	8,250	48,175	100.0%	19.09	King Soopers	-
Littleton Square	Denver-Aurora		1999	1997	—	94,219	74.5%	12.35	King Soopers	-
Lloyd King Center	Denver-Aurora		1998	1998	—	83,418	98.3%	11.50	King Soopers	-
Ralston Square Shopping Center	Denver-Aurora	40%	2005	1977	4,506	82,750	93.7%	9.45	King Soopers	-
Shops at Quail Creek	Denver-Aurora		2008	2008	—	37,579	100.0%	24.26	(King Soopers)	-
South Lowry Square	Denver-Aurora		1999	1993	—	119,916	41.7%	15.39		-
Stroh Ranch	Denver-Aurora		1998	1998	—	93,436	96.8%	11.95	King Soopers	-
Centerplace of Greeley III Phase I	Greeley		2007	2007	—	119,090	93.6%	13.49	Sports Authority	Best Buy, TJ Maxx

Subtotal/Weighted Average (CO)					63,345	2,123,017	91.8%	14.01

CONNECTICUT

Corbin's Corner	Hartford-West Hartford-East Hartford	40%	2005	1962	41,722	179,865	99.8%	26.50	Trader Joe's, Toys "R" Us, Best Buy	Toys "R" Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)					41,722	179,865	99.8%	26.50

DISTRICT OF COLUMBIA

Shops at The Columbia	Washington-Arlington-Alexandria	25%	2006	2006	—	22,812	100.0%	36.75	Trader Joe's	-
Spring Valley Shopping Center	Washington-Arlington-Alexandria	40%	2005	1930	13,223	16,835	100.0%	83.97	-	CVS

Subtotal/Weighted Average (DC)					13,223	39,647	100.0%	62.32

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft

DELAWARE

White Oak - Dover, DE	Dover		2000	2000	—	10,908	100.0%	32.73	-	Eckerd
Pike Creek	Philadelphia-Camden-Wilmington		1998	1981	—	231,603	94.6%	13.56	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	40%	2005	1971	—	66,808	96.1%	22.24	-	Rite Aid

Subtotal/Weighted Average (DE)					—	309,319	95.1%	15.25

FLORIDA

Corkscrew Village	Cape Coral-Fort Myers		2007	1997	8,187	82,011	92.6%	12.68	Publix	-
Grande Oak	Cape Coral-Fort Myers		2000	2000	—	78,784	96.7%	14.39	Publix	-
Millhopper Shopping Center	Gainesville		1993	1974	—	80,421	83.5%	15.96	Publix	-
Newberry Square	Gainesville		1994	1986	—	180,524	89.8%	7.49	Publix, K-Mart	Jo-Ann Fabrics
Anastasia Plaza	Jacksonville		1993	1988	—	102,342	95.1%	11.77	Publix	-
Courtyard Shopping Center	Jacksonville		1993	1987	—	137,256	100.0%	3.33	(Publix), Target	-
Fleming Island	Jacksonville		1998	2000	417	136,663	83.2%	15.15	Publix, (Target)	PETCO
Hibernia Pavilion	Jacksonville		2006	2006	—	51,298	84.4%	15.84	Publix	-
Hibernia Plaza	Jacksonville		2006	2006	—	8,400	16.7%	10.00	-	(Walgreens)
John's Creek Center	Jacksonville	20%	2003	2004	7,835	75,101	87.9%	13.76	Publix	-
Julington Village	Jacksonville	20%	1999	1999	9,500	81,820	100.0%	14.58	Publix	(CVS)
Nocatee Town Center	Jacksonville		2007	2007	—	69,679	100.0%	14.02	Publix	-
Oakleaf Commons	Jacksonville		2006	2006	—	73,717	90.5%	13.45	Publix	(Walgreens)
Old St Augustine Plaza	Jacksonville		1996	1990	—	232,459	92.5%	7.74	Publix, Burlington Coat Factory, Hobby Lobby	-
Pine Tree Plaza	Jacksonville		1997	1999	—	63,387	97.8%	12.88	Publix	-
Plantation Plaza	Jacksonville	20%	2004	2004	10,500	77,747	88.0%	15.21	Publix	-
Seminole Shoppes	Jacksonville		2009	2009	9,000	73,241	100.0%	20.92	Publix	-
Shoppes at Bartram Park	Jacksonville	50%	2005	2004	—	126,458	95.7%	17.28	Publix, (Kohl's)	(Tutor Time)
Shoppes on Riverside (4)	Jacksonville		2013	2013	—	49,870	48.9%	17.61	The Fresh Market	-
Shops at John's Creek	Jacksonville		2003	2004	—	15,490	91.6%	18.42	-	-

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Aventura Shopping Center	Miami-Fort Lauderdale-Miami Beach		1994	1974	—	102,876	73.7%	18.68	Publix	CVS
Boynton Lakes Plaza	Miami-Fort Lauderdale-Miami Beach		1997	1993	—	105,820	96.5%	14.96	Publix	Citi Trends, Pet Supermarket
Caligo Crossing (7)	Miami-Fort Lauderdale-Miami Beach		2007	2007	—	10,763	100.0%	42.74	(Kohl's)	-
Chasewood Plaza	Miami-Fort Lauderdale-Miami Beach		1993	1986	—	146,669	94.6%	22.85	Publix	Books-A-Million, Pet Smart
Five Points Plaza	Miami-Fort Lauderdale-Miami Beach	25%	2005	2001	—	38,747	100.0%	15.30	Publix	-
Fountain Square (4)	Miami-Fort Lauderdale-Miami Beach		2013	2013	—	179,593	71.9%	21.62	Publix	Ross Dress for Less, TJ Maxx
Garden Square	Miami-Fort Lauderdale-Miami Beach		1997	1991	—	90,258	98.6%	15.60	Publix	CVS
Shoppes @ 104	Miami-Fort Lauderdale-Miami Beach		1998	1990	—	108,192	96.7%	16.09	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	Miami-Fort Lauderdale-Miami Beach		1996	1982	—	109,949	91.7%	11.35	Publix	Bealls
Wellington Town Square	Miami-Fort Lauderdale-Miami Beach		1996	1982	12,800	107,325	95.5%	19.98	Publix	CVS
Berkshire Commons	Naples-Marco Island		1994	1992	7,500	110,062	97.8%	13.47	Publix	Walgreens
Naples Walk Shopping Center	Naples-Marco Island		2007	1999	15,524	125,390	82.5%	14.66	Publix	-
Pebblebrook Plaza	Naples-Marco Island	50%	2000	2000	—	76,767	100.0%	13.89	Publix	(Walgreens)
Starke (7)	None		2000	2000	—	12,739	100.0%	24.65	-	CVS
Canopy Oak Center	Ocala	50%	2006	2006	—	90,042	91.8%	18.73	Publix	-
East Towne Center	Orlando		2002	2003	—	69,841	90.0%	13.49	Publix	-
Willa Springs	Orlando	20%	2000	2000	7,022	89,930	100.0%	17.86	Publix	-
Lynnhaven	Panama City-Lynn Haven	50%	2001	2001	—	63,871	95.6%	12.12	Publix	-
Carriage Gate	Tallahassee		1994	1978	—	74,284	80.1%	18.82	-	TJ Maxx
Ocala Corners (7)	Tallahassee		2000	2000	5,211	86,772	97.9%	13.83	Publix	-
Bloomingdale Square	Tampa-St. Petersburg-Clearwater		1998	1987	—	267,736	98.9%	9.26	Publix, Wal-Mart, Bealls	Ace Hardware
Kings Crossing Sun City	Tampa-St. Petersburg-Clearwater		1999	1999	—	75,020	97.1%	12.27	Publix	-
Marketplace Shopping Center	Tampa-St. Petersburg-Clearwater		1995	1983	—	90,296	80.7%	17.94	LA Fitness	-
Northgate Square	Tampa-St. Petersburg-Clearwater		2007	1995	—	75,495	100.0%	13.28	Publix	-
Regency Square	Tampa-St. Petersburg-Clearwater		1993	1986	—	351,688	97.0%	15.03	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Ulta

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Suncoast Crossing (7)	Tampa-St. Petersburg-Clearwater		2007	2007	—	117,885	90.8%	5.80	Kohl's, (Target)	-
Town Square	Tampa-St. Petersburg-Clearwater		1997	1999	—	44,380	90.0%	26.74	-	PETCO, Pier 1 Imports
Village Center	Tampa-St. Petersburg-Clearwater		1995	1993	—	181,651	78.5%	18.21	Publix	Walgreens, Stein Mart
Westchase	Tampa-St. Petersburg-Clearwater		2007	1998	7,529	78,998	100.0%	14.33	Publix	-

Subtotal/Weighted Average (FL)					101,025	4,879,707	91.5%	14.35

GEORGIA

Ashford Place	Atlanta-Sandy Springs-Marietta		1997	1993	—	53,449	81.5%	19.48	-	Harbor Freight Tools
Briarcliff La Vista	Atlanta-Sandy Springs-Marietta		1997	1962	—	39,204	100.0%	18.26	-	Michaels
Briarcliff Village (7)	Atlanta-Sandy Springs-Marietta		1997	1990	—	189,551	95.2%	14.89	Publix	Office Depot, Party City, Shoe Carnival, TJ Maxx
Buckhead Court	Atlanta-Sandy Springs-Marietta		1997	1984	—	48,317	92.5%	15.81		-
Cambridge Square	Atlanta-Sandy Springs-Marietta		1996	1979	—	71,429	100.0%	13.82	Kroger	-
Cornerstone Square	Atlanta-Sandy Springs-Marietta		1997	1990	—	80,406	95.7%	14.67	Aldi	CVS, Hancock Fabrics, Concentra
Delk Spectrum	Atlanta-Sandy Springs-Marietta		1998	1991	—	98,675	83.3%	14.99	Publix	Eckerd
Dunwoody Hall	Atlanta-Sandy Springs-Marietta	20%	1997	1986	6,857	85,899	96.3%	16.29	Publix	Eckerd
Dunwoody Village	Atlanta-Sandy Springs-Marietta		1997	1975	—	120,758	97.2%	17.48	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (7)	Atlanta-Sandy Springs-Marietta		2004	1984	—	92,294	98.8%	18.66	Publix	Eckerd
Loehmanns Plaza Georgia	Atlanta-Sandy Springs-Marietta		1997	1986	—	137,686	92.2%	21.10	-	Loehmann's, Office Max, Dance 101
Paces Ferry Plaza (7)	Atlanta-Sandy Springs-Marietta		1997	1987	—	61,698	89.5%	30.99	-	Harry Norman Realtors
Powers Ferry Square	Atlanta-Sandy Springs-Marietta		1997	1987	—	97,897	99.3%	26.28	-	CVS, PETCO
Powers Ferry Village	Atlanta-Sandy Springs-Marietta		1997	1994	—	78,896	100.0%	11.97	Publix	Mardi Gras, Brush Creek Package

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Russell Ridge	Atlanta-Sandy Springs-Marietta		1994	1995	—	98,559	91.4%	12.15	Kroger	-
Sandy Springs	Atlanta-Sandy Springs-Marietta		2012	2006	16,371	116,304	98.5%	19.67	-	Trader Joe's, Pier 1, Party City

Subtotal/Weighted Average (GA)					23,228	1,471,022	94.7%	17.77

ILLINOIS

Civic Center Plaza	Chicago-Naperville-Joliet	40%	2005	1989	26,128	264,973	98.9%	10.94	Super H Mart, Home Depot	O'Reilly Automotive, King Spa
Geneva Crossing	Chicago-Naperville-Joliet	20%	2004	1997	10,900	123,182	98.8%	14.07	Dominick's	Goodwill
Glen Gate (4)	Chicago-Naperville-Joliet		2013	2013	—	103,134	73.3%	22.50	Mariano's Fresh Market	-
Glen Oak Plaza	Chicago-Naperville-Joliet		2010	1967	—	62,616	100.0%	21.97	Trader Joe's	Walgreens, ENH Medical Offices
Hinsdale	Chicago-Naperville-Joliet		1998	1986	—	178,960	95.1%	13.03	Dominick's	Goodwill, Cardinal Fitness
McHenry Commons Shopping Center	Chicago-Naperville-Joliet	40%	2005	1988	9,089	99,448	92.6%	7.39	Hobby Lobby	Goodwill
Riverside Sq & River's Edge	Chicago-Naperville-Joliet	40%	2005	1986	15,835	169,435	100.0%	15.22	Dominick's	Ace Hardware, Party City
Roscoe Square	Chicago-Naperville-Joliet	40%	2005	1981	11,954	140,426	97.3%	18.97	Mariano's	Walgreens, Toys "R" Us
Shorewood Crossing	Chicago-Naperville-Joliet	20%	2004	2001	—	87,705	91.7%	14.13	Dominick's	-
Shorewood Crossing II	Chicago-Naperville-Joliet	20%	2007	2005	7,187	86,276	100.0%	13.57	-	Babies R Us, Staples, PETCO, Factory Card Outlet
Stonebrook Plaza Shopping Center	Chicago-Naperville-Joliet	40%	2005	1984	8,450	95,825	94.3%	11.59	Dominick's	-
Westbrook Commons	Chicago-Naperville-Joliet		2001	1984	—	123,855	91.3%	10.86	Dominick's	Goodwill
Willow Festival (7)	Chicago-Naperville-Joliet		2010	2007	39,505	403,876	98.8%	16.39	Whole Foods, Lowe's	CVS, DSW Warehouse, HomeGoods, Recreational Equipment, Best Buy

Subtotal/Weighted Average (IL)					129,048	1,939,711	95.9%	14.67

INDIANA

Airport Crossing	Chicago-Naperville-Joliet		2006	2006	—	11,924	88.6%	17.46	(Kohl's)	-
Augusta Center	Chicago-Naperville-Joliet		2006	2006	—	14,533	90.1%	22.10	(Menards)	-
Shops on Main (4)	Chicago-Naperville-Joliet		2013	2013	—	154,931	89.4%	13.34	Gordmans	Ross Dress for Less, HomeGoods, DSW

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Greenwood Springs	Indianapolis		2004	2004	—	28,028	100.0%	15.23	(Gander Mountain), (Wal-Mart Supercenter)	-
Willow Lake Shopping Center	Indianapolis	40%	2005	1987	—	85,923	80.0%	16.76	(Kroger)	-
Willow Lake West Shopping Center	Indianapolis	40%	2005	2001	—	52,961	97.0%	23.54	Trader Joe's	-

Subtotal/Weighted Average (IN)					—	348,300	89.1%	15.60

KENTUCKY

Walton Towne Center	Cincinnati-Middletown		2007	2007	—	23,186	100.0%	17.71	(Kroger)	-

Subtotal/Weighted Average (KY)					—	23,186	100.0%	17.71

MASSACHUSETTS

Fellsway Plaza	Boston-Cambridge-Quincy		2013	2008	28,100	148,717	100.0%	17.88	Stop & Shop	CW Price, Modells Sporting Goods
Shops at Saugus	Boston-Cambridge-Quincy		2006	2006	—	86,855	92.8%	27.96	Trader Joe's	La-Z-Boy, PetSmart
Twin City Plaza	Boston-Cambridge-Quincy		2006	2004	40,493	270,242	95.4%	16.95	Shaw's, Marshall's	Rite Aid, K&G Fashion, Dollar Tree, Gold's Gym, Extra Space Storage
Speedway Plaza	Worcester	20%	2006	1988	8,518	183,942	94.9%	10.61	Stop & Shop, Burlington Coat Factory	-

Subtotal/Weighted Average (MA)					77,111	689,756	95.9%	18.56

MARYLAND

Festival at Woodholme	Baltimore-Towson	40%	2005	1986	22,001	81,016	95.3%	36.66	Trader Joe's	-
Parkville Shopping Center	Baltimore-Towson	40%	2005	1961	12,196	162,382	98.6%	14.88	Giant Food	Parkville Lanes, Castlewood Realty (Sub: Herit)
Southside Marketplace	Baltimore-Towson	40%	2005	1990	15,162	125,146	96.1%	16.93	Shoppers Food Warehouse	Rite Aid
Valley Centre	Baltimore-Towson	40%	2005	1987	19,591	219,549	100.0%	15.02	-	TJ Maxx, Ross Dress for Less, HomeGoods, Staples, PetSmart

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Village at Lee Airpark (7)	Baltimore-Towson		2005	2005	—	87,557	100.0%	30.62	Giant Food, (Sunrise)	-
Bowie Plaza	Washington-Arlington-Alexandria	40%	2005	1966	—	102,904	93.8%	18.29	-	CVS, Fitness 4 Less
Burnt Mills (7)	Washington-Arlington-Alexandria	20%	2013	2004	7,147	31,316	100.0%	34.00	-	-
Clinton Park	Washington-Arlington-Alexandria	20%	2003	2003	—	206,050	95.6%	9.44	Giant Food, Sears, (Toys "R" Us)	Fitness For Less
Cloppers Mill Village	Washington-Arlington-Alexandria	40%	2005	1995	—	137,098	96.1%	17.44	Shoppers Food Warehouse	CVS
Firstfield Shopping Center	Washington-Arlington-Alexandria	40%	2005	1978	—	22,328	88.8%	37.10	-	-
King Farm Village Center	Washington-Arlington-Alexandria	25%	2004	2001	27,500	118,326	92.5%	27.53	Safeway	-
Takoma Park	Washington-Arlington-Alexandria	40%	2005	1960	—	104,079	100.0%	11.78	Shoppers Food Warehouse	-
Watkins Park Plaza	Washington-Arlington-Alexandria	40%	2005	1985	—	111,141	100.0%	23.33	Safeway	CVS
Woodmoor Shopping Center	Washington-Arlington-Alexandria	40%	2005	1954	6,907	68,627	98.1%	26.26	-	CVS

Subtotal/Weighted Average (MD)					110,504	1,577,519	97.2%	20.60

MICHIGAN

State Street Crossing	Ann Arbor		2006	2006	—	21,049	100.0%	18.77	(Wal-Mart)	-
Fenton Marketplace	Flint		1999	1999	—	97,275	43.3%	8.81	-	Michaels
										-
Subtotal/Weighted Average (MI)					—	118,324	53.4%	12.13

MINNESOTA

Apple Valley Square	Minneapolis-St. Paul-Bloomington	25%	2006	1998	16,000	184,841	95.2%	11.61	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Calhoun Commons	Minneapolis-St. Paul-Bloomington	25%	2011	1999	4,316	66,150	100.0%	22.13	Whole Foods	-
Colonial Square	Minneapolis-St. Paul-Bloomington	40%	2005	1959	10,090	93,248	98.7%	17.96	Lund's	-

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	40%	2005	1991	—	207,209	98.7%	11.41	Kohl's	PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapolis-St. Paul-Bloomington	20%	2011	2006	14,539	125,213	97.0%	13.02	Cub Foods	-

Subtotal/Weighted Average (MN)					44,945	676,661	97.6%	13.70

MISSOURI

Brentwood Plaza	St. Louis		2007	2002	—	60,452	100.0%	10.23	Schnucks	-
Bridgeton	St. Louis		2007	2005	—	70,762	100.0%	11.90	Schnucks, (Home Depot)	-
Dardenne Crossing	St. Louis		2007	1996	—	67,430	100.0%	10.81	Schnucks	-
Kirkwood Commons	St. Louis		2007	2000	11,510	209,703	100.0%	9.73	Wal-Mart, (Target), (Lowe's)	TJ Maxx, HomeGoods, Famous Footwear

Subtotal/Weighted Average (MO)					11,510	408,347	100.0%	11.99

NORTH CAROLINA

Carmel Commons	Charlotte-Gastonia-Concord		1997	1979	—	132,651	92.5%	17.63	Fresh Market	Chuck E. Cheese, Party City, Rite Aid, Planet Fitness
Cochran Commons	Charlotte-Gastonia-Concord	20%	2007	2003	5,977	66,020	98.2%	15.44	Harris Teeter	(Walgreens)
Phillips Place	Charlotte-Gastonia-Concord	50%	2012	2005	44,500	133,059	99.3%	30.89	-	Phillips Place Theater, Dean & Deluca
Providence Commons	Charlotte-Gastonia-Concord	25%	2010	1994	—	77,315	100.0%	16.00	Harris Teeter	Rite Aid
Erwin Square (4)	Durham-Chapel Hill		2012	2012	—	89,901	84.9%	15.20	Harris Teeter	-
Southpoint Crossing	Durham-Chapel Hill		1998	1998	—	103,240	97.1%	15.01	Kroger	-
Village Plaza	Durham-Chapel Hill	20%	2012	2008	8,000	74,530	100.0%	16.56	Whole Foods	PTA Thrift Shop
Woodcroft Shopping Center	Durham-Chapel Hill		1996	1984	—	89,833	98.7%	12.04	Food Lion	Triangle True Value Hardware
Cameron Village	Raleigh-Cary	30%	2004	1949	47,300	552,541	96.8%	18.29	Harris Teeter, Fresh Market
Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Bevello, The Cheshire Cat Gallery

Colonnade Center	Raleigh-Cary		2009	2009	—	57,637	100.0%	26.36	Whole Foods	-

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Glenwood Village	Raleigh-Cary		1997	1983	—	42,864	96.8%	14.09	Harris Teeter	-
Harris Crossing	Raleigh-Cary		2007	2007	—	65,150	92.9%	8.63	Harris Teeter	-
Holly Park	Raleigh-Cary		2013	2009	—	159,871	98.6%	13.07	Trader Joe's	Ross Dress For Less, Staples, US Fitness Products, Overton's, Jerry's Arystsms, Pet Supplies Plus, RX Uniform
Lake Pine Plaza	Raleigh-Cary		1998	1997	—	87,690	95.2%	11.61	Kroger	-
Maynard Crossing	Raleigh-Cary	20%	1998	1997	8,935	122,782	92.8%	14.28	Kroger	-
Middle Creek Commons	Raleigh-Cary		2006	2006	—	73,634	96.7%	14.87	Lowes Foods	-
Shoppes of Kildaire	Raleigh-Cary	40%	2005	1986	18,474	145,101	97.2%	16.62	Trader Joe's	Home Comfort Furniture, Fitness Connection, Staples
Sutton Square	Raleigh-Cary	20%	2006	1985	—	101,025	98.7%	16.40	Fresh Market	Rite Aid

Subtotal/Weighted Average (NC)					133,186	2,174,844	96.5%	16.15

NEW JERSEY

Plaza Square	New York-Northern New Jersey-Long Island	40%	2005	1990	14,008	103,891	95.3%	21.81	Shop Rite	-
Haddon Commons	Philadelphia-Camden-Wilmington	40%	2005	1985	1,531	52,871	87.3%	6.35	Acme Markets	CVS

Subtotal/Weighted Average (NJ)					15,539	156,762	92.6%	16.89

NEW YORK

Lake Grove Commons	New York-Northern New Jersey-Long Island	40%	2012	2008	33,236	141,382	100.0%	29.68	Whole Foods, LA Fitness	PETCO

Subtotal/Weighted Average (NY)					33,236	141,382	100.0%	29.68

OHIO

Cherry Grove	Cincinnati-Middletown		1998	1997	—	195,513	97.9%	10.57	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	Cincinnati-Middletown		1997	1995	—	396,720	95.9%	14.58	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Red Bank Village	Cincinnati-Middletown		2006	2006	—	164,318	100.0%	6.39	Wal-Mart	-
Regency Commons	Cincinnati-Middletown		2004	2004	—	30,770	94.5%	21.42	-	-
Westchester Plaza	Cincinnati-Middletown		1998	1988	—	88,181	95.3%	9.25	Kroger	-
East Pointe	Columbus		1998	1993	—	102,422	100.0%	9.08	Kroger	-
Kroger New Albany Center	Columbus		1999	1999	—	93,286	100.0%	11.15	Kroger	-
Maxtown Road (Northgate)	Columbus		1998	1996	—	85,100	100.0%	11.01	Kroger, (Home Depot)	-
Windmiller Plaza Phase I	Columbus		1998	1997	—	140,437	98.5%	8.91	Kroger	Sears Hardware

Subtotal/Weighted Average (OH)					—	1,296,747	97.8%	11.28

OREGON

Corvallis Market Center	Corvallis		2006	2006	—	84,548	100.0%	19.12	Trader Joe's	TJ Maxx, Michael's
Northgate Marketplace	Medford		2011	2011	—	80,953	98.8%	20.94	Trader Joe's	REI, PETCO, Ulta Salon
Greenway Town Center	Portland-Vancouver-Beaverton	40%	2005	1979	10,021	93,101	94.8%	12.30	Whole Foods	Rite Aid, Dollar Tree
Murrayhill Marketplace	Portland-Vancouver-Beaverton		1999	1988	7,013	148,967	95.4%	15.38	Safeway	-
Sherwood Crossroads	Portland-Vancouver-Beaverton		1999	1999	—	87,966	94.2%	10.65	Safeway	-
Sunnyside 205	Portland-Vancouver-Beaverton		1999	1988	—	53,547	86.0%	25.14	-	-
Tanasbourne Market (7)	Portland-Vancouver-Beaverton		2006	2006	—	71,000	100.0%	27.37	Whole Foods	-
Walker Center	Portland-Vancouver-Beaverton		1999	1987	—	89,610	94.0%	19.12	Bed Bath and Beyond	-

Subtotal/Weighted Average (OR)					17,034	709,692	95.7%	18.36

PENNSYLVANIA

Allen Street Shopping Center	Allentown-Bethlehem-Easton	40%	2005	1958	—	46,228	100.0%	13.94	Ahart's Market	-
Lower Nazareth Commons	Allentown-Bethlehem-Easton		2007	2007	—	90,210	100.0%	25.31	(Wegmans), (Target), Sports Authority	PETCO
Stefko Boulevard Shopping Center (7)	Allentown-Bethlehem-Easton	40%	2005	1976	—	133,899	93.1%	9.92	Valley Farm Market	Dollar Tree

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Hershey (7)	Harrisburg-Carlisle		2000	2000	—	6,000	100.0%	30.41	-	-
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1960	21,204	159,406	76.7%	18.97	-	Ross Dress for Less, TJ Maxx
Gateway Shopping Center	Philadelphia-Camden-Wilmington		2004	1960	—	214,213	99.3%	26.15	Trader Joe's	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center	Philadelphia-Camden-Wilmington		2006	2006	—	14,820	100.0%	30.36	-	Walgreens
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1988	11,363	91,400	96.7%	20.98	Wies Markets	-
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1970	11,167	140,789	100.0%	15.80	Acme Markets	Rite Aid
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1999	9,992	89,680	98.0%	19.12	Giant Food	-

Subtotal/Weighted Average (PA)					53,726	986,645	94.7%	22.06

SOUTH CAROLINA

Merchants Village	Charleston-North Charleston	40%	1997	1997	10,142	79,649	100.0%	14.57	Publix	-
Orangeburg	Charleston-North Charleston		2006	2006	—	14,820	100.0%	23.01	-	Walgreens
Queensborough Shopping Center	Charleston-North Charleston	50%	1998	1993	—	82,333	100.0%	10.15	Publix	-
Buckwalter Village	Hilton Head Island-Beaufort		2006	2006	—	59,601	100.0%	14.53	Publix	-

Subtotal/Weighted Average (SC)					10,142	236,403	100.0%	14.17

TENNESSEE

Dickson Tn	Nashville-Davidson--Murfreesboro		1998	1998	—	10,908	100.0%	20.35	-	Eckerd
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro		1997	1998	—	70,091	100.0%	14.12	Publix	-
Lebanon Center	Nashville-Davidson--Murfreesboro		2006	2006	—	63,800	94.0%	12.28	Publix	-
Northlake Village	Nashville-Davidson--Murfreesboro		2000	1988	—	137,807	93.5%	12.61	Kroger	PETCO
Peartree Village	Nashville-Davidson--Murfreesboro		1997	1997	8,043	109,506	100.0%	18.09	Harris Teeter	PETCO, Office Max

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Subtotal/Weighted Average (TN)					8,043	392,112	96.7%	13.23

TEXAS

Hancock	Austin-Round Rock		1999	1998	—	410,438	98.2%	14.26	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	Austin-Round Rock		1999	1987	—	122,646	87.1%	17.44	Sprout's Markets	Office Depot
North Hills	Austin-Round Rock		1999	1995	—	144,020	97.3%	20.99	H.E.B.	-
Tech Ridge Center	Austin-Round Rock		2011	2001	10,497	187,350	94.0%	20.48	H.E.B.	Office Depot, Petco
Bethany Park Place	Dallas-Fort Worth-Arlington	20%	1998	1998	5,747	98,906	100.0%	11.39	Kroger	-
Hickory Creek Plaza	Dallas-Fort Worth-Arlington		2006	2006	—	28,134	93.6%	23.98	(Kroger)	-
Hillcrest Village	Dallas-Fort Worth-Arlington		1999	1991	—	14,530	100.0%	44.40	-	-
Keller Town Center	Dallas-Fort Worth-Arlington		1999	1999	—	120,319	88.7%	19.92	Tom Thumb	-
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington		2000	2002	—	56,435	100.0%	22.46	(Wal-Mart)	-
Market at Preston Forest	Dallas-Fort Worth-Arlington		1999	1990	—	96,353	100.0%	19.49	Tom Thumb	-
Mockingbird Common	Dallas-Fort Worth-Arlington		1999	1987	10,300	120,321	91.4%	16.96	Tom Thumb	Ogle School of Hair Design
Preston Oaks (7)	Dallas-Fort Worth-Arlington		2013	1991	—	103,503	93.8%	29.59	H.E.B. Central Market	Pier 1 Imports
Prestonbrook	Dallas-Fort Worth-Arlington		1998	1998	6,800	91,537	98.5%	13.53	Kroger	-
Shiloh Springs	Dallas-Fort Worth-Arlington	20%	1998	1998	6,857	110,040	94.1%	14.24	Kroger	-
Signature Plaza	Dallas-Fort Worth-Arlington		2003	2004	—	32,415	72.3%	20.93	(Kroger)	-
Alden Bridge	Houston-Baytown-Sugar Land	20%	2002	1998	12,872	138,935	100.0%	18.91	Kroger	Walgreens
Cochran's Crossing	Houston-Baytown-Sugar Land		2002	1994	—	138,192	100.0%	16.88	Kroger	CVS
Indian Springs Center	Houston-Baytown-Sugar Land	50%	2002	2003	25,597	136,625	98.9%	19.96	H.E.B.	-
Panther Creek	Houston-Baytown-Sugar Land		2002	1994	—	166,077	100.0%	17.57	Randall's Food	CVS, Sears Paint & Hardware (Sublease Morelands), The Woodlands Childrens Museum
Southpark at Cinco Ranch	Houston-Baytown-Sugar Land		2012	2012	—	239,187	95.6%	11.17	Kroger, Academy	-
Sterling Ridge	Houston-Baytown-Sugar Land		2002	2000	13,900	128,643	100.0%	19.03	Kroger	CVS
Sweetwater Plaza	Houston-Baytown-Sugar Land	20%	2001	2000	11,405	134,045	99.1%	16.39	Kroger	Walgreens

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Weslayan Plaza East	Houston-Baytown-Sugar Land	40%	2005	1969	—	169,693	100.0%	16.11	-	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West	Houston-Baytown-Sugar Land	40%	2005	1969	39,961	185,964	99.2%	17.21	Randall's Food	Walgreens, PETCO, Jo Ann's, Office Max, Tuesday Morning
Westwood Village	Houston-Baytown-Sugar Land		2006	2006	—	183,547	98.2%	17.96	(Target)	Gold's Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection	Houston-Baytown-Sugar Land	40%	2005	1974	9,163	96,224	95.8%	25.11	Whole Foods	-

Subtotal/Weighted Average (TX)					153,099	3,454,079	96.8%	17.79

VIRGINIA

Hollymead Town Center	Charlottesville	20%	2003	2004	21,545	153,739	96.9%	22.04	Harris Teeter, (Target)	Petsmart
Culpeper Colonnade	Culpeper		2006	2006	—	171,446	100.0%	15.95	Martin's, Dick's Sporting Goods, (Target)	PetSmart, Staples
Gayton Crossing	Richmond	40%	2005	1983	15,391	156,917	88.6%	13.85	Martin's, (Kroger)	-
Hanover Village Shopping Center	Richmond	40%	2005	1971	—	88,006	83.8%	8.24	-	Tractor Supply Company, Floor Trader
Village Shopping Center	Richmond	40%	2005	1948	16,583	111,177	96.3%	21.18	Martin's	CVS
Ashburn Farm Market Center	Washington-Arlington-Alexandria		2000	2000	—	91,905	100.0%	22.88	Giant Food	-
Ashburn Farm Village Center	Washington-Arlington-Alexandria	40%	2005	1996	—	88,897	100.0%	14.90	Shoppers Food Warehouse	-
Braemar Shopping Center	Washington-Arlington-Alexandria	25%	2004	2004	12,076	96,439	96.9%	19.60	Safeway	-
Centre Ridge Marketplace	Washington-Arlington-Alexandria	40%	2005	1996	14,025	104,100	98.8%	17.57	Shoppers Food Warehouse	Sears
Fairfax Shopping Center	Washington-Arlington-Alexandria		2007	1955	—	75,711	86.3%	13.56	-	Direct Furniture
Festival at Manchester Lakes (7)	Washington-Arlington-Alexandria	40%	2005	1990	23,999	165,130	100.0%	24.19	Shoppers Food Warehouse	-
Fox Mill Shopping Center	Washington-Arlington-Alexandria	40%	2005	1977	16,846	103,269	100.0%	21.86	Giant Food

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Greenbriar Town Center	Washington-Arlington-Alexandria	40%	2005	1972	52,015	339,939	96.4%	23.30	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	40%	2005	1960	—	71,924	87.0%	35.72	-	Golfsmith
Kings Park Shopping Center	Washington-Arlington-Alexandria	40%	2005	1966	14,235	74,496	95.6%	25.60	Giant Food	CVS
Lorton Station Marketplace	Washington-Arlington-Alexandria	20%	2006	2005	24,375	132,445	98.8%	20.72	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center	Washington-Arlington-Alexandria	20%	2006	2005	—	51,807	91.6%	24.76	-	ReMax
Saratoga Shopping Center	Washington-Arlington-Alexandria	40%	2005	1977	11,461	113,013	100.0%	18.21	Giant Food	-
Shops at County Center	Washington-Arlington-Alexandria		2005	2005	—	96,695	92.2%	19.92	Harris Teeter	-
Shops at Stonewall	Washington-Arlington-Alexandria		2007	2011	—	307,845	99.6%	16.14	Wegmans, Dick's Sporting Goods	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Signal Hill	Washington-Arlington-Alexandria	20%	2003	2004	12,731	95,172	100.0%	19.33	Shoppers Food Warehouse	-
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	40%	2005	1980	—	186,531	98.2%	18.34	Giant Food	Fitness Evolution, Hockey Giant
Tysons CVS	Washington-Arlington-Alexandria	50%	2012	2012	11,329	12,900	100.0%	95.35	-	CVS
Village Center at Dulles	Washington-Arlington-Alexandria	20%	2002	1991	43,011	297,572	98.3%	23.10	Shoppers Food Warehouse, Gold's Gym	CVS, Advance Auto Parts, Chuck E. Cheese, Staples, Goodwill, Tuesday Morning
Willston Centre I	Washington-Arlington-Alexandria	40%	2005	1952	—	105,376	96.6%	23.83	-	CVS, Baileys Health Care
Willston Centre II	Washington-Arlington-Alexandria	40%	2005	1986	27,000	135,862	98.6%	22.36	Safeway, (Target)	-

Subtotal/Weighted Average (VA)					316,622	3,428,313	96.8%	20.29

WASHINGTON

Aurora Marketplace	Seattle-Tacoma-Bellevue	40%	2005	1991	12,031	106,921	92.4%	15.39	Safeway	TJ Maxx
Cascade Plaza	Seattle-Tacoma-Bellevue	20%	1999	1999	14,816	211,072	86.6%	11.51	Safeway	Jo-Ann Fabrics, Ross Dress For Less, Big Lots, Fitness Evolution
Eastgate Plaza	Seattle-Tacoma-Bellevue	40%	2005	1956	10,579	78,230	95.8%	22.81	Albertsons	Rite Aid
Grand Ridge	Seattle-Tacoma-Bellevue		2012	2012	11,482	325,706	98.5%	21.06	Safeway, Regal Cinemas	Port Blakey

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumbrances (000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per SFT) (5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other Junior Anchors > 10,000 Sq Ft
Inglewood Plaza	Seattle-Tacoma-Bellevue		1999	1985	—	17,253	100.0%	32.12	-	-
Overlake Fashion Plaza (7)	Seattle-Tacoma-Bellevue	40%	2005	1987	12,570	80,555	98.5%	24.51	(Sears)	Marshalls
Pine Lake Village	Seattle-Tacoma-Bellevue		1999	1989	—	102,900	99.1%	21.10	Quality Foods	Rite Aid
Sammamish-Highlands	Seattle-Tacoma-Bellevue		1999	1992	—	101,289	99.5%	27.37	(Safeway)	Bartell Drugs
Southcenter	Seattle-Tacoma-Bellevue		1999	1990	—	58,282	93.8%	25.28	(Target)	-

Subtotal/Weighted Average (WA)					61,478	1,082,208	95.3%	21.94

WISCONSIN

Whitnall Square Shopping Center	Milwaukee-Waukesha-West Allis	40%	2005	1989	—	133,421	92.8%	7.90	Pick 'N' Save	Harbor Freight Tools, Dollar Tree
Racine Centre Shopping Center	Racine	40%	2005	1988	9,080	135,827	93.5%	7.49	Piggly Wiggly	Golds Gym, Factory Card Outlet, Dollar Tree

Subtotal/Weighted Average (WI)					9,080	269,248	93.2%	7.69

Total/Weighted Average					$1,997,430	37,980,300	95.2%	$17.89
(1) CBSA refers to Core Based Statistical Area.
(2) Represents our ownership interest in the property, if not wholly owned.
(3) Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years ("development properties" or "properties in development"). If development properties are excluded, the total percentage leased would be 95.5% for our Combined Portfolio of shopping centers.
(4) Property in development.
(5) Average base rent per SFT is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue, and is net of tenant concessions.
(6) A retailer that supports our shopping center and in which we have no ownership is indicated by parentheses.
(7) The ground underlying the building and improvements are not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.

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

Our common stock is traded on the New York Stock Exchange under the symbol "REG." The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2013 and 2012.

	2013			2012
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$53.55	47.19	0.4625	$44.78	40.90	0.4625
June 30	59.35	45.32	0.4625	47.99	41.65	0.4625
September 30	54.69	45.63	0.4625	51.38	45.81	0.4625
December 31	53.48	45.31	0.4625	50.40	36.30	0.4625

We have determined that the dividends paid during 2013 and 2012 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions	Qualified Dividends (included in Ordinary Dividends)
2013	$1.8500	1.7390	0.1110	—	0.4440
2012	1.8500	1.3135	0.0185	0.5180	—
As of February 12, 2014, there were approximately 11,993 holders of common equity.
We intend to pay regular quarterly distributions to Regency Centers Corporation's common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions at least equal to 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities, and we did not repurchase any of our equity securities during the quarter ended December 31, 2013.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index and the FTSE NAREIT Equity REIT Index since December 31, 2008. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Regency Centers Corporation
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13

Regency Centers Corporation	100.00	80.23	101.60	94.65	123.39	125.62
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
FTSE NAREIT Equity REITs	100.00	127.99	163.78	177.36	209.39	214.56

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2013 (in thousands except per share data). This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2013	2012	2011	2010	2009
Operating data:
Revenues	$489,007	473,929	470,449	440,725	450,854
Operating expenses	324,687	307,493	303,976	292,413	282,677
Total other expense (income)	111,741	131,240	136,317	140,275	209,328
Income before equity in income of investments in real estate partnerships	52,579	35,196	30,156	8,037	(41,151)
Equity in income of investments in real estate partnerships	31,718	23,807	9,643	(12,884)	(26,373)
Income from continuing operations before tax	84,297	59,003	39,799	(4,847)	(67,524)
Income tax expense of taxable REIT subsidiary	—	13,224	2,994	(1,333)	1,883
Income from continuing operations	84,297	45,779	36,805	(3,514)	(69,407)
Income (loss) from discontinued operations	65,285	(21,728)	16,579	15,522	21,014
Income before gain on sale of real estate	149,582	24,051	53,384	12,008	(48,393)
Gain on sale of real estate	1,703	2,158	2,404	993	19,357
Net income	151,285	26,209	55,788	13,001	(29,036)
Income attributable to noncontrolling interests	(1,481)	(342)	(4,418)	(4,185)	(3,961)
Net income attributable to the Company	149,804	25,867	51,370	8,816	(32,997)
Preferred stock dividends	(21,062)	(32,531)	(19,675)	(19,675)	(19,675)
Net income (loss) attributable to common stockholders	128,742	(6,664)	31,695	(10,859)	(52,672)

FFO(1)	240,621	222,100	220,318	151,321	85,758
Core FFO (1)	241,619	230,937	213,148	199,357	207,971

Income (loss) per common share - diluted (note 14):
Continuing operations	$0.69	0.16	0.16	(0.33)	(0.98)
Discontinued operations	0.71	(0.24)	0.19	0.19	0.28
Net income (loss) attributable to common stockholders	$1.40	(0.08)	0.35	(0.14)	(0.70)

Other information:
Net cash provided by operating activities	$250,731	257,215	217,633	138,459	195,804
Net cash (used in) provided by investing activities	(9,817)	3,623	(77,723)	(184,457)	51,545
Net cash used in financing activities	(182,579)	(249,891)	(145,569)	(32,797)	(164,279)
Dividends paid to common stockholders	168,095	164,747	160,479	149,117	159,670
Common dividends declared per share	1.85	1.85	1.85	1.85	2.11
Common stock outstanding including exchangeable operating partnership units	92,499	90,572	90,099	81,717	81,670
Ratio of earnings to fixed charges (2)	1.8	1.6	1.5	1.3	0.9	(3)
Ratio of earnings to combined fixed charges and preference dividends (2)	1.5	1.4	1.3	1.1	0.8	(3)

Balance sheet data:
Real estate investments before accumulated depreciation	$4,385,380	4,352,839	4,488,794	4,417,746	4,259,990
Total assets	3,913,516	3,853,458	3,987,071	3,994,539	3,992,228
Total debt	1,854,697	1,941,891	1,982,440	2,094,469	1,886,380
Total liabilities	2,052,382	2,107,547	2,117,417	2,250,137	2,061,621
Total stockholders’ equity	1,843,354	1,730,765	1,808,355	1,685,177	1,862,380
Total noncontrolling interests	17,780	15,146	61,299	59,225	68,227
(1) See Item 7, Supplemental Earnings Information, for the definition of funds from operations and core funds from operations and a reconciliation to the nearest GAAP measure.
(2) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges.
(3) The Company's ratio of earnings to fixed charges and to combined fixed charges and preferred dividends was deficient in 2009 by $13.4 million and $33.1 million, respectively, in earnings, due to significant non-cash charges for impairment of real estate investments of $97.5 million.

Operating Partnership

	2013	2012	2011	2010	2009
Operating data:
Revenues	$489,007	473,929	470,449	440,725	450,854
Operating expenses	324,687	307,493	303,976	292,413	282,677
Total other expense (income)	111,741	131,240	136,317	140,275	209,328
Income before equity in income of investments in real estate partnerships	52,579	35,196	30,156	8,037	(41,151)
Equity in income of investments in real estate partnerships	31,718	23,807	9,643	(12,884)	(26,373)
Income from continuing operations before tax	84,297	59,003	39,799	(4,847)	(67,524)
Income tax expense of taxable REIT subsidiary	—	13,224	2,994	(1,333)	1,883
Income from continuing operations	84,297	45,779	36,805	(3,514)	(69,407)
Income (loss) from discontinued operations	65,285	(21,728)	16,579	15,522	21,014
Income before gain on sale of real estate	149,582	24,051	53,384	12,008	(48,393)
Gain on sale of real estate	1,703	2,158	2,404	993	19,357
Net income	151,285	26,209	55,788	13,001	(29,036)
Income attributable to noncontrolling interests	(1,205)	(865)	(590)	(376)	(452)
Net income attributable to the Partnership	150,080	25,344	55,198	12,625	(29,488)
Preferred unit distributions	(21,062)	(31,902)	(23,400)	(23,400)	(23,400)
Net income (loss) attributable to common unit holders	129,018	(6,558)	31,798	(10,775)	(52,888)

FFO (1)	240,621	222,100	220,318	151,321	85,758
Core FFO (1)	241,619	230,937	213,148	199,357	207,971

Income (loss) per common unit - diluted (note 14):
Continuing operations	$0.69	0.16	0.16	(0.33)	(0.98)
Discontinued operations	0.71	(0.24)	0.19	0.19	0.28
Net income (loss) attributable to common unit holders	$1.40	(0.08)	0.35	(0.14)	(0.70)

Other information:
Net cash provided by operating activities	$250,731	257,215	217,633	138,459	195,804
Net cash (used in) provided by investing activities	(9,817)	3,623	(77,723)	(184,457)	51,545
Net cash used in financing activities	(182,579)	(249,891)	(145,569)	(32,797)	(164,279)
Distributions paid on common units	168,095	164,747	160,479	149,117	159,670
Ratio of earnings to fixed charges (2)	1.8	1.6	1.5	1.3	0.9	(3)
Ratio of combined fixed charges and preference dividends to earnings (2)	1.5	1.4	1.3	1.1	0.8	(3)

Balance sheet data:
Real estate investments before accumulated depreciation	$4,385,380	4,352,839	4,488,794	4,417,746	4,259,990
Total assets	3,913,516	3,853,458	3,987,071	3,994,539	3,992,228
Total debt	1,854,697	1,941,891	1,982,440	2,094,469	1,886,380
Total liabilities	2,052,382	2,107,547	2,117,417	2,250,137	2,061,621
Total partners’ capital	1,841,928	1,729,612	1,856,550	1,733,573	1,918,859
Total noncontrolling interests	19,206	16,299	13,104	10,829	11,748
(1) See Item 7, Supplemental Earnings Information, for the definition of funds from operations and core funds from operations and a reconciliation to the nearest GAAP measure.
(2) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges.
(3) The Company's ratio of earnings to fixed charges and to combined fixed charges and preferred dividends was deficient in 2009 by $13.4 million and $33.1 million, respectively, in earnings, due to significant non-cash charges for impairment of real estate investments of $97.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. We endeavor to be a preeminent, best-in-class grocery-anchored shopping center company, distinguished by total shareholder return and per share growth in Core FFO and NAV that positions Regency as a leader among its peers. We work to achieve these goals through:

•	reliable growth in NOI from a high-quality, growing portfolio of thriving, neighborhood and community shopping centers;

•	disciplined value-add development and redevelopment activities profitably creating and enhancing high-quality shopping centers;

•	a conservative balance sheet and track record of cost effectively accessing capital to withstand market volatility and efficiently fund investments; and,

•	an engaged and talented team of people guided by our culture.

All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. As of December 31, 2013, the Parent Company owned approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

As of December 31, 2013, we directly owned 202 Consolidated Properties located in 23 states representing 22.5 million square feet of GLA. Through co-investment partnerships, we own partial ownership interests in 126 Unconsolidated Properties located in 23 states and the District of Columbia representing 15.5 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. As of December 31, 2013, our Consolidated Properties were 94.5% leased, as compared to 94.1% as of December 31, 2012.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Development serves the growth needs of our anchors and retailers, resulting in high-quality shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including property sales, equity offerings, and new debt.

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

Critical Accounting Policies and Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our financial statements. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities as of a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical and expected future results, current market conditions, and interpretation of industry accounting standards. They are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness; however, the amounts we may ultimately realize could differ from such estimates.

Accounts Receivable and Straight Line Rent

Minimum rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are the Company's principal source of revenue. As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Real Estate Investments

Acquisition of Real Estate Investments

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

We strategically co-invest with partners to own, manage, acquire, develop and redevelop operating properties. We analyze our investments in real estate partnerships in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”), we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in real estate partnerships is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when making these determinations. We use the equity method of accounting for investments in real estate partnerships when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities as investments in real estate partnerships in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of investments in real estate partnerships in our consolidated statements of operations.

Development of Real Estate Assets and Cost Capitalization

We capitalize the acquisition of land, the construction of buildings, and other specifically identifiable development costs incurred by recording them in properties in development in our accompanying Consolidated Balance Sheets. Other specifically identifiable development costs include pre-development costs essential to the development process, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Once a development property is substantially complete and held available for occupancy, these indirect costs are no longer capitalized.

•
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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2013, 2012, and 2011, we capitalized interest of $6.1 million, $3.7 million, and $1.5 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2013, 2012, and

2011, we capitalized $11.7 million, $10.3 million, and $5.5 million, respectively, of direct internal costs incurred to support our development program. The capitalization of costs is directly related to the actual level of development activity occurring.

Valuation of Real Estate Investments

We evaluate whether there are any indicators that have occurred, including property operating performance and general market conditions, that would result in us determining that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. If such indicators occur, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and the resulting impairment, if any, could differ from the actual gain or loss recognized upon ultimate sale in an arm's length transaction. If the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

We evaluate our investments in real estate partnerships for impairment whenever there are indicators, including underlying property operating performance and general market conditions, that the value of our investments in real estate partnerships may be impaired. An investment in a real estate partnerships is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that real estate partnerships on an other-than-temporary basis. Cash flow projections for the investments consider property level factors, such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the real estate partnerships, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate partnership, the carrying value of the investment will be adjusted to an amount that reflects the estimated fair value of the investment.

The fair value of real estate investments is subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization or the traditional discounted cash flow methods. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage risks associated with changing interest rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates.  The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.  For additional information on the Company’s use and accounting for derivatives, see Notes 1 and 9 to the Consolidated Financial Statements.

The Company assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate.  If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	December 31, 2013	December 31, 2012
Number of properties	202	204
Properties in development	6	4
Gross leasable area	22,472	22,532
Percent leased - operating and development	94.5%	94.1%
Percent leased - operating	95.0%	94.4%
Weighted average annual effective rent per SFT (1)	$17.40	16.95
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	December 31, 2013	December 31, 2012
Number of properties	126	144
Properties in development	—	—
Gross leasable area	15,508	17,762
Percent leased - operating	96.2%	95.2%
Weighted average annual effective rent per SFT (1)	$17.34	17.03
(1) Net of tenant concessions.

The following table summarizes leasing activity for the years ended December 31, 2013 and 2012, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

2013
	Leasing Transactions	SFT (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	603	1,642	$21.56	$6.72	$8.30
Renewals	968	2,442	$20.48	$0.36	$2.44
Total	1,571	4,084	$20.91	$2.92	$4.80

2012
	Leasing Transactions	SFT (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	695	2,143	$19.68	$4.33	$7.70
Renewals	1,105	2,967	$18.27	$0.32	$2.15
Total	1,800	5,110	$18.86	$2.00	$4.48

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at December 31, 2013:

Grocery Anchor		Number of Stores (1)	Percentage of Company Owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	(3)	56	8.6%	4.7%
Publix		50	7.0%	4.3%
Safeway		44	4.4%	2.7%
(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes our pro-rata share of Unconsolidated Properties and excludes those owned by anchors.
(3) Kroger information includes Harris Teeter stores, as their merger was effective January 28, 2014.

On January 28, 2014, The Kroger Co. ("Kroger") completed its merger with Harris Teeter Supermarkets, Inc. Although Kroger's acquisition of Harris Teeter is expected to expand its presence in the southeastern United States, there is a possibility that Kroger may identify stores in which it has a presence in the same local market as Harris Teeter, which could result in store closures. We currently have nine stores leased by Harris Teeter, which represents 1.1% of Company owned GLA and 0.7% of annualized base rent on a pro-rata basis.

In October 2013, Safeway Inc. announced that it intends by early 2014 to exit the Chicago market, where it operated 72 Dominick's stores. Safeway has been marketing the chain for sale or sublease.  We had seven store leases with Dominick’s, of which one was already operating under a sublease agreement and four have been acquired by other national grocery stores. The remaining two stores were closed for business in late December 2013 and represent approximately 0.2% of Company owned GLA and 0.1% of annualized base rent, on a pro-rata basis.  Safeway will continue to pay contractual rent through the end of their lease terms, while they continue to market the spaces for assignment or sublease.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We also evaluate consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may affect our tenants. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues. As of December 31, 2013, no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our at the market ("ATM") equity program and our unsecured line of credit commitment (the "Line") as of December 31, 2013 (in thousands):

December 31, 2013
ATM equity program (see note 11)
Total capacity	$200,000
Remaining capacity	$198,400

Line (see note 8)
Total capacity	$800,000
Remaining capacity (1)	$780,686
Maturity	September 2016
(1) Net of letters of credit.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$250,731	257,215	217,633
Net cash (used in) provided by investing activities	(9,817)	3,623	(77,723)
Net cash used in financing activities	(182,579)	(249,891)	(145,569)
Net increase (decrease) in cash and cash equivalents	58,335	10,947	(5,659)
Total cash and cash equivalents	$80,684	22,349	11,402

Net cash provided by operating activities:

Net cash provided by operating activities decreased by $6.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to the timing of cash receipts and payments. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred stock and unit holders, included in net cash used in financing activities, above, which were $189.2 million and $188.4 million for the years ended December 31, 2013 and 2012, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.470 per share, payable on March 6, 2014, a $.0075 increase over our previous quarterly dividend rate. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

Net cash (used in) provided by investing activities:

Net cash flows from investing activities changed by $13.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due primarily to increased capital expenditures on development projects during 2013 and less proceeds from the sale of shopping centers in 2013.

Significant investing activities during the year ended December 31, 2013 included:

•	We received proceeds of $212.6 million from the sale of twelve shopping centers and ten out-parcels;

•
We received distributions from our investments in real estate partnerships of $87.1 million, primarily related to the disposition of all operating properties within the Regency Retail Partners, LP (the "Fund") during August 2013 and subsequent distribution of proceeds, and proceeds from sales of properties and debt refinancing within the partnerships. These proceeds were offset by additional investments of $10.9 million, primarily for mortgage maturities and acquisitions;

•	We paid $107.8 million for the acquisition of three shopping centers;

•	We received proceeds of $27.4 million upon the collection and sale of notes receivable; and,

•	We paid $213.3 million for the development, redevelopment, improvement, and leasing of our real estate properties as comprised of the following (in thousands):

	2013	2012	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$28,320	27,100	1,220
Building improvements and other	37,078	32,180	4,898
Tenant allowances	6,118	8,664	(2,546)
Redevelopment costs	19,964	10,944	9,020
Development costs	104,662	71,702	32,960
Capitalized interest	6,078	3,686	2,392
Capitalized direct compensation	11,062	10,312	750
Real estate development and capital improvements	$213,282	164,588	48,694

•
Capital expenditures for tenant allowances are highly correlated to occupancy levels and leasing activity on new leases. As occupancy improves, there is less vacant space to lease, which reduces our cash outflow on tenant allowances, which are generally highest with new leases. We leased 1.6 million square feet of new leases for the year ended December 31, 2013 as compared to 2.1 million square feet of new leases for the year ended December 31, 2012.

•
The number and size of development projects in process (detailed below) increased during the year ended December 31, 2013, as compared to the year ended December 31, 2012, resulting in increased expenditures. East Washington Place and Grand Ridge Plaza, the largest two projects incurring costs during 2013, had development costs of $145.7 million, and represented $79.5 million of 2013 development expenditures, which were both completed during the fourth quarter of 2013.

•	Capitalized interest increases as development costs accumulate during the development period, which is why more interest costs were capitalized during 2013 than 2012.

As of December 31, 2013, we had six development projects that were either under construction or in lease up, compared to four such development projects as of December 31, 2012. The following table summarizes our development projects as of December 31, 2013 (in thousands, except cost per SFT):

Property Name	Location	Start Date	Estimated / Actual Anchor Opening	Estimated Net Development Costs After Partner Participation(1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per SFT of GLA (1)
Shops at Erwin Mill	Durham, NC	Q1-12	Nov-13	$14,593	$2,627	90	$162
Juanita Tate Marketplace	Los Angeles, CA	Q2-13	Apr-14	17,189	10,566	77	223
Shops on Main	Schererville, IN	Q2-13	Apr-14	29,424	1,678	155	190
Fountain Square	Miami, FL	Q3-13	Nov-14	52,561	27,923	180	292
Glen Gate	Glenview, IL	Q4-13	Feb-15	29,725	21,069	103	289
Shoppes on Riverside	Jacksonville, FL	Q4-13	Oct-14	14,769	10,555	50	295
Total				$158,261	$74,418	655	$242	(2)
(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our development projects completed during the year ended December 31, 2013 (in thousands, except cost per SFT):

Property Name	Location	Completion Date	Net Development Costs (1)	Company Owned GLA	Cost per SFT of GLA (1)
East Washington Place	Petaluma, CA	Q4-13	$56,892	203	$280
Grand Ridge Plaza	Issaquah, WA	Q4-13	88,764	326	272
Southpark at Cinco Ranch	Katy, TX	Q4-13	30,625	239	128
Total			$176,281	768	$680
(1) Includes leasing costs, net of tenant reimbursements.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the year ended December 31, 2013, we capitalized $6.1 million of interest expense and $11.7 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $1.2 million.

Net cash used in financing activities:

Net cash used in financing activities decreased by $67.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily related to the additional proceeds received from common stock issuances in 2013. Significant financing activities during the year ended December 31, 2013 include:

•	The Parent Company issued 1.9 million shares of common stock through our ATM program, resulting in net proceeds of $99.8 million;

•	We repaid $70.0 million, net, on our Line and $25.0 million on our Term Loan; and

•	We paid dividends to our common and preferred stockholders of $168.1 million and $21.1 million, respectively.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2013, 77.3% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.4 times for the year ended December 31, 2013, as compared to 2.5 times for the year ended December 31, 2012. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through 2014, we estimate that we will require approximately $366.5 million, including $182.5 million to complete current in-process developments and redevelopments, $165.8 million for repayment of debt, and approximately $18.2 to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. As of December 31, 2013, our joint ventures had $67.1 million of scheduled secured mortgage loans and credit lines maturing through 2014. To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt. Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in Note 8 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2013 and expect to remain in compliance.

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

We have $150.0 million and $350.0 million of fixed rate, unsecured debt maturing in April 2014 and August 2015, respectively. As the economy improves, long term interest rates may continue to increase. In order to mitigate the risk of interest rate volatility, we entered into $395.0 million of forward starting interest rate swaps for new debt issues occurring through August 1, 2016. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.45%. These rates are exclusive of our credit spread at the time of debt issuance.

Investments in Real Estate Partnerships

We invest in real estate partnerships, which primarily include five co-investment partners. As of December 31, 2013 and 2012, we had investments in real estate partnerships of $358.8 million and $442.9 million, respectively, as discussed further in Note 4 to the Consolidated Financial Statements. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Number of co-investment partnerships	17	19
Regency's ownership	20%-50%	20%-50%
Number of properties	126	144
Combined assets	$2,939,599	3,434,954
Combined liabilities	$1,617,920	1,933,488
Combined equity	$1,321,679	1,501,466
Regency’s Share of (1)(2):
Assets	$1,035,842	1,154,387
Liabilities	$567,743	635,882
(1) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

(2) The difference between our share of the net assets of the co-investment partnerships and our investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis as further described in Note 4 to the Consolidated Financial Statements.

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below, for each of the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012	2011
Asset management, property management, leasing, and investment and financing services	$24.2	25.4	29.0
Transaction fees	—	—	5.0
	$24.2	25.4	34.0

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities and interest rate swap obligations as described further below and in Note 8 and Note 9 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.

The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships, (in thousands) as of December 31, 2013, and excludes the following:

•	Recorded debt premiums or discounts that are not obligations;

•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;

•	Letters of credit of $19.3 million issued to cover performance obligations on certain development projects, which will be satisfied upon completion of the development projects; and,

•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in Note 13 to the Consolidated Financial Statements.

	Payments Due by Period
	2014	2015	2016	2017	2018	Beyond 5 Years	Total
Notes payable:
Regency (1)	$269,208	499,415	171,460	542,458	97,872	665,690	$2,246,103
Regency's share of joint ventures (1)	53,669	69,549	133,777	44,195	31,834	350,378	683,402

Operating leases:
Regency	4,410	4,314	3,683	1,966	814	1,955	17,142

Subleases:
Regency	(236)	(106)	(24)	—	—	—	(366)

Ground leases:
Regency	3,623	3,248	3,247	3,198	3,250	113,118	129,684
Regency's share of joint ventures	242	242	242	242	242	7,740	8,950

Total	$330,916	576,662	312,385	592,059	134,012	1,138,881	$3,084,915
(1) Includes interest payments.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities, not previously discussed. Our co-investment partnership properties have been financed with non-recourse loans. We have no guarantees related to these loans.

Results from Operations

Comparison of the years ended December 31, 2013 and 2012:

Our revenues increased in 2013, as compared to 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$353,833	340,940	12,893
Percentage rent	3,583	3,323	260
Recoveries from tenants and other income	106,494	103,155	3,339
Management, transaction, and other fees	25,097	26,511	(1,414)
Total revenues	$489,007	473,929	15,078

Minimum rent increased during 2013, as compared to 2012, due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$17.8 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by:

•	$22.5 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2012; and,

•	$8.2 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2013, as compared to 2012, due to the following:

•	$5.1 million decrease due to the sale of a 15-property portfolio on July 25, 2012; and,

•	$2.2 million decrease as a result of final distributions from our terminated third party managed captive insurance program and establishing a consolidated captive insurance subsidiary during 2012;

•	$4.7 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2012; and,

•	$6.1 million increase in recoveries at same properties due to increased occupancy levels resulting in a higher recovery ratio on recoverable costs, which were also higher in 2013.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2013	2012	Change
Asset management fees	$6,205	6,488	(283)
Property management fees	13,692	14,224	(532)
Leasing commissions and other fees	5,200	5,799	(599)
	$25,097	26,511	(1,414)

Asset and property management fees decreased approximately $815,000 due to the liquidation of two unconsolidated real estate partnerships during 2013, resulting in a $1.1 million reduction in asset and property management fees, partially offset by higher asset and property management fees from our other partnerships. Leasing commissions and other fees decreased during 2013, as compared to 2012, due to the two liquidations discussed above and a decrease in leasing activity performed for co-investment partnerships and third parties during 2013, as occupancy levels stabilize and less vacant GLA was available for lease.

Our operating expenses increased in 2013, as compared to 2012, as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$130,630	119,008	11,622
Operating and maintenance	71,018	66,687	4,331
General and administrative	61,234	61,700	(466)
Real estate taxes	53,726	52,911	815
Other expenses	8,079	7,187	892
Total operating expenses	$324,687	307,493	17,194

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due the impact of acquisitions, development operations, and dispositions during 2013 and 2012, as follows:

•	$14.6 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by:

•	$20.1 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2012; and,

•	$11.3 million increase at same properties, due to a number of factors, including:

◦	incremental snow removal costs from 2013 winter weather;

◦	increases in recurring operating and maintenance costs;

◦	additional depreciation expense resulting from capital improvements to existing centers;

◦	additional amortization of leasing commissions from the increase in recent years' leasing activity; and,

◦	increases in real estate tax assessments.

In addition, general and administrative expenses decreased approximately $466,000 primarily due to greater capitalization of development overhead costs of approximately $1.4 million, due to higher volume of development projects, offset by a decrease in capitalization of leasing overhead costs of $1.2 million as occupancy levels stabilize and less vacant GLA was available to be leased. The net change in compensation and other overhead costs resulted in additional savings of approximately $200,000.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$108,966	112,129	(3,163)
Provision for impairment	6,000	20,316	(14,316)
Early extinguishment of debt	32	852	(820)
Net investment (income) loss from deferred compensation plan	(3,257)	(2,057)	(1,200)
	$111,741	131,240	(19,499)

See table below for a discussion of interest expense.

During the year ended December 31, 2013, we recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, where we have thus far been unable to re-lease the anchor space. During the year ended December 31, 2012, we recognized total impairments of $20.3 million, including $18.1 million related to the 15-property portfolio sold on July 25, 2012, and $2.2 million related to three land parcels.

During 2013, we repaid two mortgages early with minimal remaining unamortized loan costs. On July 20, 2012, we repaid $150.0 million of our Term Loan, and as a result of this early extinguishment of debt, we expensed approximately $852,000 in remaining unamortized loan costs.

The $1.2 million increase in net investment income from deferred compensation plan related to the change in the fair value of plan assets from December 31, 2012 to December 31, 2013 and is consistent with the change in plan liabilities, included in general and administrative expenses above.

The following table presents the change in net interest expense (in thousands):

	2013	2012	Change
Interest on notes payable	$103,143	103,610	(467)
Interest on unsecured credit facilities	3,937	4,388	(451)
Capitalized interest	(6,078)	(3,686)	(2,392)
Hedge interest	9,607	9,492	115
Interest income	(1,643)	(1,675)	32
	$108,966	112,129	(3,163)

Our interest expense decreased primarily due to paying down our unsecured credit facilities and mortgages and due to higher amounts of interest capitalized on development projects, driven by the increase in cumulative development project costs over the prior year.

Our equity in income of investments in real estate partnerships increased in 2013, as compared to 2012, as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$12,789	9,311	3,478
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	53	(22)	75
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,727	8,480	(6,753)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,274	290	984
Cameron Village, LLC (Cameron)	30.00%	662	596	66
RegCal, LLC (RegCal)	25.00%	332	540	(208)
Regency Retail Partners, LP (the Fund) (2)	20.00%	7,749	297	7,452
US Regency Retail I, LLC (USAA)	20.00%	487	297	190
BRE Throne Holdings, LLC (BRET) (3)	—%	4,499	2,211	2,288
Other investments in real estate partnerships	50.00%	2,146	1,807	339
Total investments in real estate partnerships		$31,718	23,807	7,911

(1) As of December 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
(2) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and an early redemption premium. Regency no longer has any interest in the BRET partnership.

The $7.9 million increase in our equity in income of investments in real estate partnerships for 2013, as compared to 2012, is primarily due to the following:

•
$3.5 million increase from the GRIR partnership due to various factors, including: increased tenant percentage rent, recovery revenue rates, and settlement proceeds; coupled with lower interest expense as a result of paying off debt in 2012 and the loss on debt extinguishment and provision for impairment in 2012 that did not occur in 2013. These increases are offset by higher depreciation expense from redevelopments.

•	$6.8 million decrease from the Columbia I partnership primarily due to our $6.9 million pro-rata gain on sale of an operating property that was sold in April 2012,

•	$7.5 million increase from the Fund due to recognizing $7.4 million pro-rata gain on the sale of all operating properties within the Fund in August 2013, and

•
$2.3 million increase from our ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012, which we redeemed 100% of our ownership interest for cash in October 2013.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the year ended December 31, 2013, as compared to the year ended December 31, 2012, (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$84,297	59,003	25,294
Income tax expense of taxable REIT subsidiary	—	13,224	(13,224)
Discontinued operations
Gain on sale of operating properties, net	57,953	21,855	36,098
Provision for impairment	—	54,500	(54,500)
Operating income (loss), excluding provision for impairment	7,332	10,917	(3,585)
Income (loss) from discontinued operations	65,285	(21,728)	87,013
Gain on sale of real estate	1,703	2,158	(455)
Income attributable to noncontrolling interests	(1,481)	(342)	(1,139)
Preferred stock dividends	(21,062)	(32,531)	11,469
Net income (loss) attributable to common stockholders	$128,742	(6,664)	135,406
Net income attributable to exchangeable operating partnership units	276	106	170
Net income (loss) attributable to common unit holders	$129,018	(6,558)	135,576

The change in income from continuing operations before tax results from the changes discussed above.

The decrease in income tax expense of taxable REIT subsidiary is due to the large expense recognized during 2012, as discussed in the following section.

Income from discontinued operations of $65.3 million for the year ended December 31, 2013 included $58.0 million in gains, net of taxes, from the sale of twelve properties and the operations of the shopping centers sold. Loss from discontinued operations of $21.7 million for the year ended December 31, 2012 included the operations of the shopping centers sold during 2012 and 2013, including $54.5 million of impairment losses, offset by $21.9 million in gains, net of taxes, from the sale of five properties.

The decrease in preferred stock dividends is attributable to the additional non-cash charges incurred during 2012, as discussed in the following section.

Comparison of the years ended December 31, 2012 and 2011:

Our revenues increased in 2012, as compared to 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Minimum rent	$340,940	332,027	8,913
Percentage rent	3,323	2,989	334
Recoveries from tenants and other income	103,155	101,453	1,702
Management, transaction, and other fees	26,511	33,980	(7,469)
Total revenues	$473,929	470,449	3,480

Minimum rent increased during 2012, as compared to 2011, due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$13.2 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by:

•	$3.9 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2011; and,

•	$18.2 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants and other income increased during 2012, as compared to 2011, due to the following:

•	$6.5 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by:

•	$3.5 million increase due to a change in the timing and amount of our captive insurance distribution;

•	$1.0 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2011; and,

•	$3.7 million increase in recoveries at same properties due to increased occupancy levels resulting in a higher recovery ratio on recoverable costs, which were also higher in 2012.

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

The decrease in fees in 2012 was primarily the result of the liquidation of the DESCO co-investment partnership during 2011, which included a $5.0 million disposition fee, a $1.0 million consulting fee that we received as a result of the liquidation, and approximately $400,000 reduction in asset and property management fees. Asset management fees, property management fees, and leasing commissions also declined approximately $525,000 as a result of the sale of third party owned properties managed by Regency.

Our operating expenses increased in 2012, as compared to 2011, as summarized in the following table (in thousands):

	2012	2011	Change
Depreciation and amortization	$119,008	120,803	(1,795)
Operating and maintenance	66,687	68,501	(1,814)
General and administrative	61,700	56,117	5,583
Real estate taxes	52,911	52,039	872
Other expenses	7,187	6,516	671
Total operating expenses	$307,493	303,976	3,517

Depreciation and amortization and operating and maintenance expenses decreased while real estate taxes increased due the impact of acquisitions, development operations, and dispositions during 2012 and 2011, as follows:

•	$14.9 million decrease due to the sale of a 15-property portfolio on July 25, 2012; offset by:

•	$2.5 million increase due to the acquisition of operating properties and operations beginning at development properties during 2012 and 2011; and,

•
$9.6 million increase at same properties, due to additional depreciation expense resulting from capital improvements to existing centers, additional amortization of leasing commissions from the increase in leasing activity, and increased real estate tax assessments, offset by less incremental operating expenses associated with mild winter weather during 2012.

In addition, general and administrative expenses increased due to an increase in compensation and benefit costs, primarily as a result of exceeding performance targets and changes in the value of participant investments in the deferred compensation plan; offset by capitalization of additional development and leasing overhead costs, driven by the timing of development project starts and the volume of leasing activity.

The following table presents the components of other expense (income) (in thousands):

	2012	2011	Change
Interest expense, net	$112,129	123,645	(11,516)
Provision for impairment	20,316	12,466	7,850
Early extinguishment of debt	852	—	852
Net investment (income) loss from deferred compensation plan	(2,057)	206	(2,263)
	$131,240	136,317	(5,077)

See table below for a discussion of interest expense.

As discussed above, we sold a 15-property portfolio on July 25, 2012, and, as a result of this sale, we recognized a net impairment loss of $18.1 million during the year ended December 31, 2012. We also recognized $2.2 million of impairment losses during 2012 related to three land parcels. During the year ended December 31, 2011, we recognized a $12.5 million provision for impairment related to two operating properties that exhibited weak operating fundamentals, including low economic occupancy for an extended period of time.

On July 20, 2012, we repaid $150.0 million of our Term Loan, and as a result of this early extinguishment of debt, we expensed approximately $852,000 in loan costs.

The $2.3 million increase in net investment income from deferred compensation plan related to the change in the fair value of plan assets from December 31, 2011 to December 31, 2012 and is consistent with the change in plan liabilities, included in general and administrative expenses above.

The following table presents the change in interest expense (in thousands):

	2012	2011	Change
Interest on notes payable	$103,610	116,343	(12,733)
Interest on unsecured credit facilities	4,388	1,746	2,642
Capitalized interest	(3,686)	(1,480)	(2,206)
Hedge interest	9,492	9,478	14
Interest income	(1,675)	(2,442)	767
	$112,129	123,645	(11,516)

Interest on notes payable decreased and interest on unsecured credit facilities increased during the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of the repayment of $192.4 million of 6.75% unsecured debt in January 2012 using proceeds from our Term Loan and $800 million Line of Credit at lower interest rates. Additional interest was capitalized during 2012 due to increased cumulative development project costs.

Our equity in income of investments in real estate partnerships increased in 2012, as compared to 2011, as follows (in thousands):

	Ownership	2012	2011	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,311	7,266	2,045
Macquarie CountryWide-Regency III, LLC (MCWR III)	24.95%	(22)	(123)	101
Macquarie CountryWide-Regency-DESCO, LLC (MCWR-DESCO)(1)	—%	—	(293)	293
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	8,480	2,775	5,705
Columbia Regency Partners II, LLC (Columbia II)	20.00%	290	179	111
Cameron Village, LLC (Cameron)	30.00%	596	322	274
RegCal, LLC (RegCal)	25.00%	540	1,904	(1,364)
Regency Retail Partners, LP (the Fund)	20.00%	297	268	29
US Regency Retail I, LLC (USAA)	20.00%	297	243	54
BRE Throne Holdings, LLC (BRET)	47.80%	2,211	—	2,211
Other investments in real estate partnerships	50.00%	1,807	(2,898)	4,705
Total investments in real estate partnerships		$23,807	9,643	14,164
(1) As of December 31, 2010, our ownership interest in MCWR-DESCO was 16.35%. The liquidation of MCWR-DESCO was complete effective May 4, 2011. Our ownership interest in MCWR-DESCO was 0.00% as of both December 31, 2012 and 2011.

The $14.2 million increase in our equity in income in investments in real estate partnerships for 2012, as compared to 2011, is primarily due to the following:

•	$5.7 million increase from the Columbia I partnership primarily due to our share of a $34.5 million gain on sale of an operating property that was sold in April 2012,

•	$2.2 million increase from our ownership interest retained in BRET, as part of the 15-property portfolio sale completed in July 2012, which we redeemed in October of 2013.

•	$4.6 million increase from an impairment recognized on one investment in a real estate partnership, included in other investments in real estate partnerships, during the first quarter of 2011.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the year ended December 31, 2012, as compared to the year ended December 31, 2011, (in thousands):

	2012	2011	Change
Income from continuing operations before tax	$59,003	39,799	19,204
Income tax expense of taxable REIT subsidiary	13,224	2,994	10,230
Discontinued operations
Gain on sale of operating properties, net	21,855	5,942	15,913
Provision for impairment	54,500	3,416	51,084
Operating income (loss), excluding provision for impairment	10,917	14,053	(3,136)
(Loss) income from discontinued operations	(21,728)	16,579	(38,307)
Gain on sale of real estate	2,158	2,404	(246)
Income attributable to noncontrolling interests	(342)	(4,418)	4,076
Preferred stock dividends	(32,531)	(19,675)	(12,856)
Net income (loss) attributable to common stockholders	$(6,664)	31,695	(38,359)
Net income attributable to exchangeable operating partnership units	106	103	3
Net income (loss) attributable to common unit holders	$(6,558)	31,798	(38,356)

The change in income from continuing operations before tax results from the changes discussed above.

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

Loss from discontinued operations of $21.7 million for the year ended December 31, 2012 included $54.5 million of impairment losses from two operating centers that have been sold, offset by $21.9 million in gains, net of taxes, from the sale of properties and the operations of the shopping centers sold during 2012 and 2013. Income from discontinued operations of $16.6 million for the year ended December 31, 2011 included $5.9 million in gains, net of taxes, from the sale of properties and the operations, including $3.4 million of impairments, of the shopping centers sold during 2011, 2012, and 2013.

The income attributable to noncontrolling interests decreased $4.1 million during the year ended December 31, 2012 due to the redemption of preferred units in February 2012, resulting in $3.3 million less in dividends plus a redemption discount of $1.9 million offset by non-cash charges upon recognizing the original preferred unit issuance costs of approximately $842,000.

Preferred stock dividends increased $12.9 million during the year ended December 31, 2012 due to the $9.3 million of non-cash charges for the deemed distribution recognized upon redemption of the Series 3, 4, and 5 Preferred Stock during the year ended December 31, 2012, as well as the impact of additional dividends on the Series 6 Preferred Stock issued in February 2012 and Series 7 Preferred Stock issued in September 2012.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures are beneficial to us in improving the understanding of our operational results among the investing public. We believe such measures make comparisons of other REITs' operating results to ours more meaningful. We continually evaluate the usefulness, relevance, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
NOI is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by us, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented.

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both periods being compared and excludes all Properties in Development and Non-Same Properties. A Non-Same Property is a property acquired during either period being compared, a development completion that is less than 90% funded and 95% leased or features less than two years of anchor operations. Same Property also excludes projects in development, which represent projects owned and intended to be developed, including partially operating properties acquired specifically for redevelopment and excluding land held for future development. See note 1 to the consolidated financial statements for an expanded definition of properties in development.

•
Same Property NOI includes NOI for Same Properties, but excludes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees. Same Property NOI is a key measure used by management in evaluating the performance of our properties.

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

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro rata basis, for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$193,108	(108,811)	84,297	188,450	(129,447)	59,003
Less:
Management, transaction, and other fees	—	25,097	25,097	—	26,511	26,511
Other (2)	9,608	(1,379)	8,229	7,498	(594)	6,904
Plus:
Depreciation and amortization	111,688	18,942	130,630	104,723	14,285	119,008
General and administrative	—	61,234	61,234	—	61,700	61,700
Other operating expense, excluding provision for doubtful accounts	2,317	3,973	6,290	76	4,162	4,238
Other expense (income)	34,775	76,966	111,741	29,941	101,299	131,240
Equity in income (loss) of investments in real estate excluded from NOI (3)	56,632	2,774	59,406	58,653	7,889	66,542
NOI from properties sold	—	10,866	10,866	—	19,475	19,475
Pro rata NOI	$388,912	42,226	431,138	374,345	53,446	427,791
(1) Includes revenues and expenses attributable to non-same property, development, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Our same property pool includes the following property count, pro rata GLA (in thousands), and changes therein during the years ended December 31, 2013 and 2012:

	2013		2012
	Properties	GLA	Properties	GLA
Beginning same property count	323	25,803	314	24,922
Acquired properties owned for entirety of comparable periods	6	476	3	465
Developments that reached completion by beginning of earliest comparable period presented	4	359	33	3,163
Disposed properties	(29)	(1,683)	(27)	(2,736)
SFT adjustments (1)	—	154		(11)
Ending same property count	304	25,109	323	25,803
(1) SFT adjustments arise from remeasurements or redevelopments.

The major components of pro rata same property NOI growth of 3.9% include the following:

	2013	2012	Change
Base rent	$409,641	398,773	10,868
Percentage rent	4,788	4,038	750
Recovery revenue	116,716	109,190	7,526
Other income	6,849	6,537	312
Operating expenses	149,082	144,193	4,889
Pro rata same property NOI	$388,912	374,345	14,567

Pro rata same property base rent increased $10.9 million, driven by $4.6 million increase in contractual rent steps and $6.3 million increase in rental rate growth and changes in occupancy.

Pro rata same property recovery revenue increased $7.5 million due to greater recovery rates driven by market rates and occupancy improvements, as well as increases in recoverable costs.

Pro rata same property operating expenses increased $4.9 million due to increases in real estate tax assessments and increased common area expenses primarily related to snow removal costs associated with the inclement winter weather in 2013.

Our reconciliation of net income available to common shareholders to FFO and Core FFO for the years ended December 31, 2013 and 2012 is as follows (in thousands, except share information):

	2013	2012
Reconciliation of Net income to FFO
Net income (loss) attributable to common stockholders	$128,742	(6,664)
Adjustments to reconcile to FFO:
Depreciation and amortization - consolidated	111,689	108,057
Depreciation and amortization - unconsolidated	43,498	43,162
Consolidated joint venture partners' share of depreciation	(1,003)	(755)
Provision for impairment (1)	6,000	75,326
Amortization of leasing commissions and intangibles	19,313	16,055
Gain on sale of operating properties, net of tax (1)	(67,894)	(13,187)
Noncontrolling interest of exchangeable partnership units	276	106
FFO	$240,621	222,100
Reconciliation of FFO to Core FFO
FFO	$240,621	222,100
Adjustments to reconcile to Core FFO:
Transaction profits, net of dead deal costs and tax (1)	1,344	(3,415)
Provision for impairment to land and out-parcels (1)	—	1,000
Provision for hedge ineffectiveness (1)	(21)	20
Loss on early debt extinguishment (1)	(325)	1,238
Original preferred stock issuance costs expensed	—	10,119
Gain on redemption of preferred units	—	(1,875)
One-time additional preferred dividend payment	—	1,750
Core FFO	$241,619	230,937

(1) Includes our pro-rata share of unconsolidated co-investment partnerships.

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

As of December 31, 2013 we had accrued liabilities of $11.9 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk:

•
We have an $800.0 million Line commitment and a $75.0 million Term Loan commitment, as further described in Note 8 to the Consolidated Financial Statements. Our Line commitment has a variable interest rate that is based upon an annual rate of LIBOR plus 117.5 basis points and our Term Loan has a variable rate of LIBOR plus 145 basis points. LIBOR rates charged on our Line and Term Loan (collectively our "unsecured credit facilities") change monthly. The spread on the unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the unsecured credit facilities would increase, resulting in higher interest costs.

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

We have $150.0 million and $350.0 million of fixed rate, unsecured debt maturing in April 2014 and August 2015, respectively. As the economy improves, long term interest rates may continue to increase. In order to mitigate the risk of interest rate volatility, we entered into $395.0 million of forward starting interest rate swaps for new debt issues occurring through August 1, 2016. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.45%. These rates are exclusive of our credit spread at the time of debt issuance.

We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, our current capacity under our unsecured credit facilities, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2013 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2013 and are subject to change on a monthly basis. Further, the table below incorporates only those exposures that exist as of December 31, 2013 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$163,632	418,182	27,148	489,396	61,103	579,909	1,739,370	1,899,404
Average interest rate for all fixed rate debt (1)	5.72%	5.87%	5.87%	5.82%	5.77%	5.77%	—	—
Variable rate LIBOR debt	$9,000	—	75,000	297	410	27,392	112,099	112,483
Average interest rate for all variable rate debt (1)	2.20%	2.20%	3.70%	3.70%	3.70%	3.70%	—	—
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

February 19, 2014
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited Regency Centers Corporation's (the Company's) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 19, 2014
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP

February 19, 2014
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited Regency Centers, L.P.'s (the Partnership's) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 19, 2014
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except share data)

	2013	2012
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,249,779	1,215,659
Buildings and improvements	2,590,302	2,502,186
Properties in development	186,450	192,067
	4,026,531	3,909,912
Less: accumulated depreciation	844,873	782,749
	3,181,658	3,127,163
Investments in real estate partnerships (note 4)	358,849	442,927
Net real estate investments	3,540,507	3,570,090
Cash and cash equivalents	80,684	22,349
Restricted cash	9,520	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,922 and $3,915 at December 31, 2013 and 2012, respectively	26,319	26,601
Straight-line rent receivable, net of reserve of $547 and $870 at December 31, 2013 and 2012, respectively	50,612	49,990
Notes receivable (note 5)	11,960	23,751
Deferred costs, less accumulated amortization of $73,231 and $69,224 at December 31, 2013 and 2012, respectively	69,963	69,506
Acquired lease intangible assets, less accumulated amortization of $25,591 and $19,148 at December 31, 2013 and 2012, respectively (note 6)	44,805	42,459
Trading securities held in trust, at fair value (note 13)	26,681	23,429
Other assets (note 9)	52,465	18,811
Total assets	$3,913,516	3,853,458
Liabilities and Equity
Liabilities:
Notes payable (note 8)	$1,779,697	1,771,891
Unsecured credit facilities (note 8)	75,000	170,000
Accounts payable and other liabilities (note 9 and 13)	147,045	127,185
Acquired lease intangible liabilities, less accumulated accretion of $10,102 and $6,636 at December 31, 2013 and 2012, respectively (note 6)	26,729	20,325
Tenants’ security and escrow deposits and prepaid rent	23,911	18,146
Total liabilities	2,052,382	2,107,547
Commitments and contingencies (notes 15 and 16)	—	—
Equity:
Stockholders’ equity (notes 11 and 12):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2013 and December 31, 2012, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 92,333,161 and 90,394,486 shares issued at December 31, 2013 and 2012, respectively	923	904
Treasury stock at cost, 373,042 and 335,347 shares held at December 31, 2013 and 2012, respectively	(16,726)	(14,924)
Additional paid in capital	2,426,477	2,312,310
Accumulated other comprehensive loss	(17,404)	(57,715)
Distributions in excess of net income	(874,916)	(834,810)
Total stockholders’ equity	1,843,354	1,730,765
Noncontrolling interests (note 11):
Exchangeable operating partnership units, aggregate redemption value of $7,676 and $8,348 at December 31, 2013 and 2012, respectively	(1,426)	(1,153)
Limited partners’ interests in consolidated partnerships	19,206	16,299
Total noncontrolling interests	17,780	15,146
Total equity	1,861,134	1,745,911
Total liabilities and equity	$3,913,516	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012, and 2011
(in thousands, except per share data)

	2013	2012	2011
Revenues:
Minimum rent	$353,833	340,940	332,027
Percentage rent	3,583	3,323	2,989
Recoveries from tenants and other income	106,494	103,155	101,453
Management, transaction, and other fees	25,097	26,511	33,980
Total revenues	489,007	473,929	470,449
Operating expenses:
Depreciation and amortization	130,630	119,008	120,803
Operating and maintenance	71,018	66,687	68,501
General and administrative	61,234	61,700	56,117
Real estate taxes	53,726	52,911	52,039
Other expenses	8,079	7,187	6,516
Total operating expenses	324,687	307,493	303,976
Other expense (income):
Interest expense, net of interest income of $1,643, $1,675, and $2,442 in 2013, 2012, and 2011, respectively (note 9)	108,966	112,129	123,645
Provision for impairment	6,000	20,316	12,466
Early extinguishment of debt	32	852	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(2,231), $(888), and $567 in 2013, 2012, and 2011, respectively (note 13)	(3,257)	(2,057)	206
Total other expense (income)	111,741	131,240	136,317
Income before equity in income of investments in real estate partnerships	52,579	35,196	30,156
Equity in income of investments in real estate partnerships (note 4)	31,718	23,807	9,643
Income from continuing operations before tax	84,297	59,003	39,799
Income tax expense of taxable REIT subsidiary	—	13,224	2,994
Income from continuing operations	84,297	45,779	36,805
Discontinued operations, net (note 3):
Operating income (loss)	7,332	(43,583)	10,637
Gain on sale of operating properties, net	57,953	21,855	5,942
Income (loss) from discontinued operations	65,285	(21,728)	16,579
Income before gain on sale of real estate	149,582	24,051	53,384
Gain on sale of real estate	1,703	2,158	2,404
Net income	151,285	26,209	55,788
Noncontrolling interests:
Preferred units	—	629	(3,725)
Exchangeable operating partnership units	(276)	(106)	(103)
Limited partners’ interests in consolidated partnerships	(1,205)	(865)	(590)
Income attributable to noncontrolling interests	(1,481)	(342)	(4,418)
Net income attributable to the Company	149,804	25,867	51,370
Preferred stock dividends	(21,062)	(32,531)	(19,675)
Net income (loss) attributable to common stockholders	$128,742	(6,664)	31,695
Income (loss) per common share - basic (note 14):
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common stockholders	$1.40	(0.08)	0.35
Income (loss) per common share - diluted (note 14):
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common stockholders	$1.40	(0.08)	0.35
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Net income	$151,285	26,209	55,788
Other comprehensive income:
Loss on settlement of derivative instruments:
Unrealized loss on derivative instruments	—	—	—
Amortization of loss on settlement of derivative instruments recognized in net income	9,466	9,466	9,467
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	30,985	4,220	11
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	(33)	25	7
Other comprehensive income	40,418	13,711	9,485
Comprehensive income	191,703	39,920	65,273
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,481	342	4,418
Other comprehensive income (loss) attributable to noncontrolling interests	107	(3)	29
Comprehensive income attributable to noncontrolling interests	1,588	339	4,447
Comprehensive income attributable to the Company	$190,115	39,581	60,826
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$275,000	819	(16,175)	2,039,612	(80,885)	(533,194)	1,685,177	49,158	(762)	10,829	59,225	1,744,402
Net income	—	—	—	—	—	51,370	51,370	3,725	103	590	4,418	55,788
Other comprehensive income	—	—	—	—	9,456	—	9,456	—	20	9	29	9,485
Deferred compensation plan, net	—	—	978	16,865	—	—	17,843	—	—	—	—	17,843
Amortization of restricted stock issued	—	—	—	10,659	—	—	10,659	—	—	—	—	10,659
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,689)	—	—	(1,689)	—	—	—	—	(1,689)
Common stock issued for dividend reinvestment plan	—	—	—	1,081	—	—	1,081	—	—	—	—	1,081
Common stock issued for stock offerings, net of issuance costs	—	80	—	215,289	—	—	215,369	—	—	—	—	215,369
Contributions from partners	—	—	—	—	—	—	—	—	—	2,787	2,787	2,787
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,111)	(1,111)	(1,111)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(19,675)	(19,675)	(3,725)	—	—	(3,725)	(23,400)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(161,236)	(161,236)	—	(324)	—	(324)	(161,560)
Balance at December 31, 2011	$275,000	899	(15,197)	2,281,817	(71,429)	(662,735)	1,808,355	49,158	(963)	13,104	61,299	1,869,654
Net income	—	—	—	—	—	25,867	25,867	(629)	106	865	342	26,209
Other comprehensive income	—	—	—	—	13,714	—	13,714	—	28	(31)	(3)	13,711
Deferred compensation plan, net	—	—	273	(261)	—	—	12	—	—	—	—	12
Amortization of restricted stock issued	—	—	—	11,526	—	—	11,526	—	—	—	—	11,526
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(1,474)	—	—	(1,474)	—	—	—	—	(1,474)
Common stock issued for dividend reinvestment plan	—	—	—	988	—	—	988	—	—	—	—	988
Common stock issued for stock offerings, net of issuance costs	—	5	—	21,537	—	—	21,542	—	—	—	—	21,542
Redemption of preferred units	—	—	—	—	—	—	—	(48,125)	—	—	(48,125)	(48,125)
Issuance of preferred stock, net of issuance costs	325,000	—	—	(11,100)	—	—	313,900	—	—	—	—	313,900
Redemption of preferred stock	(275,000)	—	—	9,277	—	(9,277)	(275,000)	—	—	—	—	(275,000)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2012, 2011, and 2010 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Contributions from partners	—	—	—	—	—	—	—	—	—	3,362	3,362	3,362
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,001)	(1,001)	(1,001)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(23,254)	(23,254)	(404)	—	—	(404)	(23,658)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(165,411)	(165,411)	—	(324)	—	(324)	(165,735)
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	—	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	149,804	149,804	—	276	1,205	1,481	151,285
Other comprehensive income	—	—	—	—	40,311	—	40,311	—	75	32	107	40,418
Deferred compensation plan, net	—	—	(1,802)	1,802	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	14,141	—	—	14,141	—	—	—	—	14,141
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,887)	—	—	(2,887)	—	—	—	—	(2,887)
Common stock issued for dividend reinvestment plan	—	—	—	1,075	—	—	1,075	—	—	—	—	1,075
Common stock issued for stock offerings, net of issuance costs	—	19	—	99,734	—	—	99,753	—	—	—	—	99,753
Common stock issued for partnership units exchanged	—	—	—	302	—	—	302	—	(302)	—	(302)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	5,792	5,792	5,792
Distributions to partners	—	—	—	—	—	—	—	—	—	(4,122)	(4,122)	(4,122)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	—	(21,062)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(168,848)	(168,848)	—	(322)	—	(322)	(169,170)
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	—	(1,426)	19,206	17,780	1,861,134
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$151,285	26,209	55,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,454	127,839	133,756
Amortization of deferred loan cost and debt premium	12,339	12,759	12,327
Amortization and (accretion) of above and below market lease intangibles, net	(2,488)	(1,043)	(931)
Stock-based compensation, net of capitalization	12,191	9,806	9,824
Equity in income of investments in real estate partnerships (note 4)	(31,718)	(23,807)	(9,643)
Net gain on sale of properties	(59,656)	(24,013)	(8,346)
Provision for impairment	6,000	74,816	15,883
Early extinguishment of debt	32	852	—
Deferred income tax expense (benefit) of taxable REIT subsidiary	—	13,727	2,422
Distribution of earnings from operations of investments in real estate partnerships	45,377	44,809	43,361
(Gain) loss on derivative instruments	(19)	(22)	54
Deferred compensation expense (income)	3,294	2,069	(2,136)
Realized and unrealized (gain) loss on trading securities held in trust (note 13)	(3,293)	(2,095)	184
Changes in assets and liabilities:
Restricted cash	(62)	(423)	(651)
Accounts receivable	(5,042)	6,157	(3,108)
Straight-line rent receivable, net	(5,459)	(6,059)	(4,642)
Deferred leasing costs	(10,086)	(12,642)	(15,013)
Other assets (note 9)	(1,866)	(1,079)	(3,393)
Accounts payable and other liabilities (note 9 and 13)	(672)	10,994	(17,892)
Tenants’ security and escrow deposits and prepaid rent	6,120	(1,639)	9,789
Net cash provided by operating activities	250,731	257,215	217,633
Cash flows from investing activities:
Acquisition of operating real estate	(107,790)	(156,026)	(70,629)
Real estate development and capital improvements	(213,282)	(164,588)	(82,069)
Proceeds from sale of real estate investments	212,632	352,707	86,233
Collection (issuance) of notes receivable	27,354	(552)	(78)
Investments in real estate partnerships (note 4)	(10,883)	(66,663)	(198,688)
Distributions received from investments in real estate partnerships	87,111	38,353	188,514
Dividends on trading securities held in trust	194	245	225
Acquisition of securities	(19,144)	(17,930)	(19,377)
Proceeds from sale securities	13,991	18,077	18,146
Net cash (used in) provided by investing activities	(9,817)	3,623	(77,723)
Cash flows from financing activities:
Net proceeds from common stock issuance	99,753	21,542	215,369
Net proceeds from issuance of preferred stock	—	313,900	—
Proceeds from sale of treasury stock	34	338	2,128
Acquisition of treasury stock	—	(4)	(13)
Redemption of preferred stock and partnership units	—	(323,125)	—
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,514	1,375	(735)
Distributions to exchangeable operating partnership unit holders	(322)	(324)	(324)
Distributions to preferred unit holders	—	(404)	(3,725)
Dividends paid to common stockholders	(167,773)	(164,423)	(160,155)
Dividends paid to preferred stockholders	(21,062)	(23,254)	(19,675)
Repayment of fixed rate unsecured notes	—	(192,377)	(181,691)
Proceeds from unsecured credit facilities	82,000	750,000	455,000
Repayment of unsecured credit facilities	(177,000)	(620,000)	(425,000)
Proceeds from notes payable	36,350	—	1,940
Repayment of notes payable	(27,960)	(1,332)	(16,919)
Scheduled principal payments	(7,530)	(7,259)	(5,699)
Payment of loan costs	(583)	(4,544)	(6,070)
Net cash used in financing activities	(182,579)	(249,891)	(145,569)
Net increase (decrease) in cash and cash equivalents	58,335	10,947	(5,659)
Cash and cash equivalents at beginning of the year	22,349	11,402	17,061
Cash and cash equivalents at end of the year	$80,684	22,349	11,402

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,078, $3,686, and $1,480 in 2013, 2012, and 2011, respectively)	$107,312	115,879	128,649
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$302	—	—
Real estate received through distribution in kind	$7,576	—	47,512
Mortgage loans assumed through distribution in kind	$7,500	—	28,760
Mortgage loans assumed for the acquisition of real estate	$—	30,467	31,292
Real estate contributed for investments in real estate partnerships	$—	47,500	—
Real estate received through foreclosure on notes receivable	$—	12,585	—
Change in fair value of derivative instruments	$30,952	(4,285)	18
Common stock issued for dividend reinvestment plan	$1,075	988	1,081
Stock-based compensation capitalized	$2,188	1,979	1,104
Contributions from limited partners in consolidated partnerships, net	$156	986	2,411
Common stock issued for dividend reinvestment in trust	$660	440	631
Contribution of stock awards into trust	$1,537	819	1,132
Distribution of stock held in trust	$201	1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except unit data)

	2013	2012
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,249,779	1,215,659
Buildings and improvements	2,590,302	2,502,186
Properties in development	186,450	192,067
	4,026,531	3,909,912
Less: accumulated depreciation	844,873	782,749
	3,181,658	3,127,163
Investments in real estate partnerships (note 4)	358,849	442,927
Net real estate investments	3,540,507	3,570,090
Cash and cash equivalents	80,684	22,349
Restricted cash	9,520	6,472
Accounts receivable, net of allowance for doubtful accounts of $3,922 and $3,915 at December 31, 2013 and 2012, respectively	26,319	26,601
Straight-line rent receivable, net of reserve of $547 and $870 at December 31, 2013 and 2012, respectively	50,612	49,990
Notes receivable (note 5)	11,960	23,751
Deferred costs, less accumulated amortization of $73,231 and $69,224 at December 31, 2013 and 2012, respectively	69,963	69,506
Acquired lease intangible assets, less accumulated amortization of $25,591 and $19,148 at December 31, 2013 and 2012, respectively (note 6)	44,805	42,459
Trading securities held in trust, at fair value (note 13)	26,681	23,429
Other assets (note 9)	52,465	18,811
Total assets	$3,913,516	3,853,458
Liabilities and Capital
Liabilities:
Notes payable (note 8)	$1,779,697	1,771,891
Unsecured credit facilities (note 8)	75,000	170,000
Accounts payable and other liabilities (note 9 and 13)	147,045	127,185
Acquired lease intangible liabilities, less accumulated accretion of $10,102 and $6,636 at December 31, 2013 and 2012, respectively (note 6)	26,729	20,325
Tenants’ security and escrow deposits and prepaid rent	23,911	18,146
Total liabilities	2,052,382	2,107,547
Commitments and contingencies (notes 15 and 16)	—	—
Capital:
Partners’ capital (notes 11 and 12):
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2013 and 2012, respectively, liquidation preference of $25 per unit	325,000	325,000
General partner; 92,333,161 and 90,394,486 units outstanding at December 31, 2013 and 2012, respectively	1,535,758	1,463,480
Limited partners; 165,796 and 177,164 units outstanding at December 31, 2013 and 2012, respectively	(1,426)	(1,153)
Accumulated other comprehensive loss	(17,404)	(57,715)
Total partners’ capital	1,841,928	1,729,612
Noncontrolling interests (note 11):
Limited partners’ interests in consolidated partnerships	19,206	16,299
Total noncontrolling interests	19,206	16,299
Total capital	1,861,134	1,745,911
Total liabilities and capital	$3,913,516	3,853,458
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012, and 2011
(in thousands, except per unit data)

	2013	2012	2011
Revenues:
Minimum rent	$353,833	340,940	332,027
Percentage rent	3,583	3,323	2,989
Recoveries from tenants and other income	106,494	103,155	101,453
Management, transaction, and other fees	25,097	26,511	33,980
Total revenues	489,007	473,929	470,449
Operating expenses:
Depreciation and amortization	130,630	119,008	120,803
Operating and maintenance	71,018	66,687	68,501
General and administrative	61,234	61,700	56,117
Real estate taxes	53,726	52,911	52,039
Other expenses	8,079	7,187	6,516
Total operating expenses	324,687	307,493	303,976
Other expense (income):
Interest expense, net of interest income of $1,643, $1,675, and $2,442 in 2013, 2012, and 2011, respectively (note 9)	108,966	112,129	123,645
Provision for impairment	6,000	20,316	12,466
Early extinguishment of debt	32	852	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) losses of $(2,231), $(888), and $567 in 2013, 2012, and 2011, respectively (note 13)	(3,257)	(2,057)	206
Total other expense (income)	111,741	131,240	136,317
Income before equity in income of investments in real estate partnerships	52,579	35,196	30,156
Equity in income of investments in real estate partnerships (note 4)	31,718	23,807	9,643
Income from continuing operations before tax	84,297	59,003	39,799
Income tax expense of taxable REIT subsidiary	—	13,224	2,994
Income from continuing operations	84,297	45,779	36,805
Discontinued operations, net (note 3):
Operating income (loss)	7,332	(43,583)	10,637
Gain on sale of operating properties, net	57,953	21,855	5,942
Income (loss) from discontinued operations	65,285	(21,728)	16,579
Income before gain on sale of real estate	149,582	24,051	53,384
Gain on sale of real estate	1,703	2,158	2,404
Net income	151,285	26,209	55,788
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(1,205)	(865)	(590)
Income attributable to noncontrolling interests	(1,205)	(865)	(590)
Net income attributable to the Partnership	150,080	25,344	55,198
Preferred unit distributions	(21,062)	(31,902)	(23,400)
Net income (loss) attributable to common unit holders	$129,018	(6,558)	31,798
Income (loss) per common unit - basic (note 14):
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common unit holders	$1.40	(0.08)	0.35
Income (loss) per common unit - diluted (note 14):
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common unit holders	$1.40	(0.08)	0.35
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Net income	$151,285	26,209	55,788
Other comprehensive income:
Loss on settlement of derivative instruments:
Unrealized loss on derivative instruments	—	—	—
Amortization of loss on settlement of derivative instruments recognized in net income	9,466	9,466	9,467
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	30,985	4,220	11
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	(33)	25	7
Other comprehensive income	40,418	13,711	9,485
Comprehensive income	191,703	39,920	65,273
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,205	865	590
Other comprehensive income (loss) attributable to noncontrolling interests	32	(31)	9
Comprehensive income attributable to noncontrolling interests	1,237	834	599
Comprehensive income attributable to the Partnership	$190,466	39,086	64,674
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2013, 2012, and 2011 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2010	$49,158	1,766,062	(762)	(80,885)	1,733,573	10,829	1,744,402
Net income	3,725	51,370	103	—	55,198	590	55,788
Other comprehensive income	—	—	20	9,456	9,476	9	9,485
Deferred compensation plan, net	—	17,843	—	—	17,843	—	17,843
Contributions from partners	—	—	—	—	—	2,787	2,787
Distributions to partners	—	(161,236)	(324)	—	(161,560)	(1,111)	(162,671)
Preferred unit distributions	(3,725)	(19,675)	—	—	(23,400)	—	(23,400)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	10,659	—	—	10,659	—	10,659
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	214,761	—	—	214,761	—	214,761
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	25,867	106	—	25,344	865	26,209
Other comprehensive income	—	—	28	13,714	13,742	(31)	13,711
Deferred compensation plan, net	—	12	—	—	12	—	12
Contributions from partners	—	—	—	—	—	3,362	3,362
Distributions to partners	—	(165,411)	(324)	—	(165,735)	(1,001)	(166,736)
Redemption of preferred units	(48,125)	—	—	—	(48,125)	—	(48,125)
Preferred unit distributions	(404)	(23,254)	—	—	(23,658)	—	(23,658)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	11,526	—	—	11,526	—	11,526
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	313,900	—	—	313,900	—	313,900
Preferred stock redemptions	—	(275,000)	—	—	(275,000)	—	(275,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	21,056	—	—	21,056	—	21,056
Balance at December 31, 2012	$—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2013, 2012, and 2011 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Net income	—	149,804	276	—	150,080	1,205	151,285
Other comprehensive income	—	—	75	40,311	40,386	32	40,418
Deferred compensation plan, net	—	—	—	—	—	—	—
Contributions from partners	—	—	—	—	—	5,792	5,792
Distributions to partners	—	(168,848)	(322)	—	(169,170)	(4,122)	(173,292)
Redemption of preferred units	—	—	—	—	—	—	—
Preferred unit distributions	—	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	14,141	—	—	14,141	—	14,141
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	—	—	—	—	—	—
Preferred stock redemptions	—	—	—	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	97,941	—	—	97,941	—	97,941
Common units exchanged for common stock of Regency	—	302	(302)	—	—	—	—
Balance at December 31, 2013	$—	1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$151,285	26,209	55,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,454	127,839	133,756
Amortization of deferred loan cost and debt premium	12,339	12,759	12,327
Amortization and (accretion) of above and below market lease intangibles, net	(2,488)	(1,043)	(931)
Stock-based compensation, net of capitalization	12,191	9,806	9,824
Equity in income of investments in real estate partnerships (note 4)	(31,718)	(23,807)	(9,643)
Net gain on sale of properties	(59,656)	(24,013)	(8,346)
Provision for impairment	6,000	74,816	15,883
Early extinguishment of debt	32	852	—
Deferred income tax expense (benefit) of taxable REIT subsidiary	—	13,727	2,422
Distribution of earnings from operations of investments in real estate partnerships	45,377	44,809	43,361
Settlement of derivative instruments	—	—	—
(Gain) loss on derivative instruments	(19)	(22)	54
Deferred compensation expense (income)	3,294	2,069	(2,136)
Realized and unrealized (gain) loss on trading securities held in trust (note 13)	(3,293)	(2,095)	184
Changes in assets and liabilities:
Restricted cash	(62)	(423)	(651)
Accounts receivable	(5,042)	6,157	(3,108)
Straight-line rent receivable, net	(5,459)	(6,059)	(4,642)
Deferred leasing costs	(10,086)	(12,642)	(15,013)
Other assets (note 9)	(1,866)	(1,079)	(3,393)
Accounts payable and other liabilities (note 9 and 13)	(672)	10,994	(17,892)
Tenants’ security and escrow deposits and prepaid rent	6,120	(1,639)	9,789
Net cash provided by operating activities	250,731	257,215	217,633
Cash flows from investing activities:
Acquisition of operating real estate	(107,790)	(156,026)	(70,629)
Real estate development and capital improvements	(213,282)	(164,588)	(82,069)
Proceeds from sale of real estate investments	212,632	352,707	86,233
Collection (issuance) of notes receivable	27,354	(552)	(78)
Investments in real estate partnerships (note 4)	(10,883)	(66,663)	(198,688)
Distributions received from investments in real estate partnerships	87,111	38,353	188,514
Dividends on trading securities held in trust	194	245	225
Acquisition of securities	(19,144)	(17,930)	(19,377)
Proceeds from sale securities	13,991	18,077	18,146
Net cash (used in) provided by investing activities	(9,817)	3,623	(77,723)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	99,753	21,542	215,369
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	—	313,900	—
Proceeds from sale of treasury stock	34	338	2,128
Acquisition of treasury stock	—	(4)	(13)
Redemption of preferred partnership units	—	(323,125)	—
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,514	1,375	(735)
Distributions to partners	(168,095)	(164,747)	(160,479)
Distributions to preferred unit holders	(21,062)	(23,658)	(23,400)
Repayment of fixed rate unsecured notes	—	(192,377)	(181,691)
Proceeds from unsecured credit facilities	82,000	750,000	455,000
Repayment of unsecured credit facilities	(177,000)	(620,000)	(425,000)
Proceeds from notes payable	36,350	—	1,940
Repayment of notes payable	(27,960)	(1,332)	(16,919)
Scheduled principal payments	(7,530)	(7,259)	(5,699)
Payment of loan costs	(583)	(4,544)	(6,070)
Net cash used in financing activities	(182,579)	(249,891)	(145,569)
Net increase (decrease) in cash and cash equivalents	58,335	10,947	(5,659)
Cash and cash equivalents at beginning of the year	22,349	11,402	17,061
Cash and cash equivalents at end of the year	$80,684	22,349	11,402

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,078, $3,686, and $1,480 in 2013, 2012, and 2011, respectively)	$107,312	115,879	128,649
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$302	—	—
Real estate received through distribution in kind	$7,576	—	47,512
Mortgage loans assumed through distribution in kind	$7,500	—	28,760
Mortgage loans assumed for the acquisition of real estate	$—	30,467	31,292
Real estate contributed for investments in real estate partnerships	$—	47,500	—
Real estate received through foreclosure on notes receivable	$—	12,585	—
Change in fair value of derivative instruments	$30,952	(4,285)	18
Common stock issued by Parent Company for dividend reinvestment plan	$1,075	988	1,081
Stock-based compensation capitalized	$2,188	1,979	1,104
Contributions from limited partners in consolidated partnerships, net	$156	986	2,411
Common stock issued for dividend reinvestment in trust	$660	440	631
Contribution of stock awards into trust	$1,537	819	1,132
Distribution of stock held in trust	$201	1,191	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of December 31, 2013, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 202 retail shopping centers and held partial interests in an additional 126 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate, including its shopping centers, properties in development, and its investments in real estate partnerships, and accounts receivable, net. Although the U.S. economy is recovering, economic conditions remain challenging, and therefore, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly, if economic conditions were to weaken.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2013, the Parent Company owned approximately 99.8% or 92,333,161 of the 92,498,957 outstanding common Partnership Units of the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

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
December 31, 2013

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

In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

the conditions as specified under the FASB ASC Topic 480 as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Each outstanding exchangeable operating partnership unit is exchangeable for one share of common stock of the Parent Company, and the unit holder cannot require redemption in cash or other assets. Limited partners' interests in consolidated partnerships are not redeemable by the holders. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss).

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

(b)    Revenues and Accounts Receivable

Leasing Revenue and Receivables

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

During the years ended December 31, 2013, 2012, and 2011, the Company recorded the following provisions for doubtful accounts (in thousands):

	2013	2012	2011
Gross provision for doubtful accounts	$1,841	3,006	3,166
Amount included in discontinued operations	53	58	354

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets (in thousands):

	2013	2012
Tenant receivables	$6,550	4,043
CAM and tax reimbursements	16,280	17,891
Other receivables	7,411	8,582
Less: allowance for doubtful accounts	(3,922)	(3,915)
Total accounts receivable, net	$26,319	26,601

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
December 31, 2013

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

Real Estate Sales

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

As of December 31, 2013, five of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership.

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

Management Services

The Company is engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. The Company also receives transaction fees, as contractually agreed upon with a joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”,

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

which are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured.

(c)    Real Estate Investments

Capitalization and Depreciation

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

Development Costs

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up phase. Once a development property is substantially complete and held available for occupancy, costs are no longer capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based upon applying the Company's weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

The following table represents the components of properties in development as of December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets (in thousands):

	2013	2012
Construction in process	$158,002	129,628
Land held for future development	24,953	58,914
Pre-development costs	3,495	3,525
Total properties in development	$186,450	192,067

Construction in process represents developments where the Company (i) has not yet incurred at least 90% of the expected costs to complete and is less than 95% leased, or (ii) percent leased is less than 90% and the project features less than one year of anchor tenant operations, or (iii) the anchor tenant has been open for less than two calendar years, or (iv) less than three years have passed since the start of construction. Land held for future development represents projects not in construction, but identified and available for future development when the market demand for a new shopping center exists.

Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2013 and 2012, the Company had refundable deposits of approximately $680,000 and $2.3 million, respectively, included in pre-development costs. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2013, 2012, and 2011, the Company expensed pre-development costs of approximately $528,000, $1.5 million, and $241,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Acquisitions

The Company and the real estate partnerships account for business combinations using the acquisition method by recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. The Company expenses transaction costs associated with business combinations in the period incurred.

The Company's methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.

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

Held for Sale

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

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. The Company must make a determination as to the point in time that it is probable that a sale will be consummated. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held-for-sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

classified as held-for-sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell and the results of operations previously reported in discontinued operations are reclassified and included in income from continuing operations for all periods presented. The Company evaluated its property portfolio and did not identify any properties that would meet the above mentioned criteria for held-for-sale as of December 31, 2013 and 2012.

Discontinued Operations

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

Impairment

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

The fair value of real estate assets is subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, the Company generally uses market data and comparable sales information.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

During the years ended December 31, 2013, 2012, and 2011, the Company established the following provisions for impairment (in thousands):

	2013	2012	2011
Consolidated properties:
Gross provision for impairment	$6,000	74,816	15,883
Amount included in discontinued operations	—	54,500	3,417
Investments in real estate partnerships:
Gross provision for impairment	—	—	4,580

Tax Basis

The net tax basis of the Company's real estate assets exceeds the book basis by approximately $156.8 million and $247.6 million at December 31, 2013 and 2012, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

(d)    Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2013 and 2012, $9.5 million and $6.5 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

(f)    Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. The following table represents the components of deferred costs, net of accumulated amortization, as of December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets (in thousands):

	2013	2012
Deferred leasing costs, net	$59,027	55,485
Deferred loan costs, net (1)	10,936	14,021
Total deferred costs, net	$69,963	69,506

(1) Consist of initial direct and incremental costs associated with financing activities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

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
December 31, 2013

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

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2010 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The Company's portfolio is located throughout the United States. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company reviews operating and financial data for each property on an individual basis; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.

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

(m)    Recent Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These new standards retain the existing offsetting models under U.S. GAAP but require new disclosure requirements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending transactions that are either offset in the Consolidated Balance Sheets or subject to an enforceable master netting arrangement or similar agreement. Retrospective application is required. Although the Company does have master netting agreements, it does not have multiple derivatives with the same counterparties subject to a single master netting agreement to offset, therefore no additional disclosures are necessary.

On January 1, 2013, the Company adopted FASB ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU does not change the requirements for reporting net income or other comprehensive income. The ASU requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income by component, which is disclosed in Note 11.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

2.	Real Estate Investments

Acquisitions
The following table provides a summary of shopping centers and land parcels acquired during the year ended December 31, 2013 (in thousands):

Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities	Contingent Liabilities (1)
1/16/2013	Shops on Main	Schererville, IN	Development	$85	—	—	—	—
5/16/2013	Juanita Tate Marketplace	Los Angeles, CA	Development	1,100	—	—	—	—
5/30/2013	Preston Oaks	Dallas, TX	Operating	27,000	—	3,396	7,597	—
7/22/2013	Fontainebleau Square	Miami, FL	Development	17,092	—	—	—	—
10/7/2013	Glen Gate	Glenview, IL	Development	14,950	—	—	—	636
10/16/2013	Fellsway Plaza	Medford, MA	Operating	42,500	—	5,139	963	600
10/24/2013	Shoppes on Riverside	Jacksonville, FL	Development	3,500	—	—	—	—
12/27/2013	Holly Park	Raleigh, NC	Operating	33,900	—	3,146	1,526	300
Total property acquisitions				$140,127	—	11,681	10,086	1,536

(1) These balances represent environmental loss contingencies, which were measured at fair value at the acquisition date.

In addition, on March 20, 2013, the Company entered into a liquidation agreement with Macquarie Countrywide (US) No. 2, LLC ("CQR") to redeem its 24.95% interest through dissolution of the Macquarie CountryWide-Regency III, LLC (MCWR III) co-investment partnership through a DIK. The assets of the partnership were distributed as 100% ownership interests to CQR and Regency after a selection process, as provided for by the agreement. Regency selected one asset, Hilltop Village, which was recorded at the carrying value of the Company's equity investment in MCWR III, net of deferred gain, on the date of dissolution of $7.6 million, including a $7.5 million mortgage assumed.

The following table provides a summary of shopping centers and land parcels acquired during the year ended December 31, 2012 (in thousands):

Date Purchased	Property Name	City/State	Property Type	Purchase Price		Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities	Contingent Liabilities (1)
2/3/2012	Southpark at Cinco Ranch	Katy, TX	Development	$13,009		—	—	—	—
2/6/2012	South Bay Village	Torrance, CA	Development	15,600	(2)	—	—	—	—
5/31/2012	Shops at Erwin Mill	Durham, NC	(3)	5,763		—	—	—	—
6/21/2012	Grand Ridge Plaza	Issaquah, WA	(4)	20,000		12,810	2,346	144	—
8/31/2012	Balboa Mesa Shopping Center	San Diego, CA	Operating	59,500		—	9,711	6,977	145
12/21/2012	Sandy Springs	Sandy Springs, GA	Operating	35,250		17,657	2,761	1,386	60
12/27/2012	Uptown District	San Diego, CA	Operating	81,115		—	5,833	1,154	4,058
Total property acquisitions				$230,237		30,467	20,651	9,661	4,263

(1) These balances represent environmental loss contingencies, which were measured at fair value at the acquisition date.

(2) South Bay Village was acquired on February 6, 2012 through foreclosure of a $12.6 million notes receivable.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

(3) Shops at Erwin Mill was acquired on May 31, 2012 for a total purchase price of $5.8 million and included both an operating component and a development component. The Company completed a purchase price allocation at the date of acquisition and determined that approximately $358,000 related to the existing operating center, with the remaining balance allocated to properties in development at the time of acquisition.

(4) Grand Ridge Plaza was acquired on June 21, 2012 for a total purchase price of $20.0 million and included both an operating component and a development component. The Company completed a purchase price allocation at the date of acquisition and determined that $11.8 million related to the existing operating center, with the remaining balance allocated to properties in development at the time of acquisition.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of during the years ended December 31, 2013, 2012, and 2011 ($ in thousands):

	2013		2012		2011
Proceeds from sale of real estate investments	$212,632	(1)	352,707		86,233
Net gain on sale of properties	$(59,656)		(24,013)		(8,346)
Number of operating properties sold	12		20	(2)	8	(3)
Number of land out-parcels sold	10		7		8
Percent interest sold	100%		100%	(2)	100%

(1) One of the properties sold during 2013 was financed by the Company issuing a note receivable for the entire purchase price, which was subsequently collected during 2013.

(2) On July 25, 2012, the Company sold a 15-property portfolio for total consideration of $321.0 million. As a result of entering into this agreement, the Company recognized a net impairment loss of $18.1 million. As of December 31, 2012, this asset group did not meet the definition of discontinued operations, in accordance with FASB ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, based on its continuing cash flows as further discussed in note 4. The remaining five operating properties sold met the definition of discontinued operations and are included in income from discontinued operations in the Consolidated Statements of Operations.

(3) Includes one operating properties that did not meet the definition of discontinued operations as of December 31, 2011 due to the Company's continuing involvement. The remaining seven operating properties sold met the definition of discontinued operations and are properly included in income from discontinued operations in the Consolidated Statements of Operations.

The following table provides a summary of revenues and expenses from properties included in discontinued operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Revenues	$14,924	26,413	37,679
Operating expenses	7,592	15,514	23,520
Provision for impairment	—	54,500	3,416
Other expense (income)	—	—	—
Income tax expense (benefit) (1)	—	(18)	106
Operating income from discontinued operations	$7,332	(43,583)	10,637

(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc. ("RRG"), a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Dispositions - Investments in Unconsolidated Real Estate Partnerships

During the year ended December 31, 2013, the Company sold the portfolio of shopping centers owned by Regency Retail Partners, LP (the "Fund") together with two adjacent operating property phases wholly-owned by the Company, which are included above. The gain from sale of these properties is recognized within equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. The Fund will be liquidated following final distribution of proceeds.

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which primarily include five co-investment partners. Investments in real estate partnerships as of December 31, 2013 consist of the following (in thousands):

	Ownership	Total Investment	Total Assets of the Partnership	Net Income (Loss) of the Partnership	The Company's Share of Net Income (Loss) of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	$250,118	1,870,660	31,705	12,789
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)(2)	—%	—	—	213	53
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	16,735	204,759	8,605	1,727
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	8,797	295,829	6,290	1,274
Cameron Village, LLC (Cameron)	30.00%	16,678	103,805	2,198	662
RegCal, LLC (RegCal) (1)	25.00%	15,576	159,255	1,300	332
Regency Retail Partners, LP (the Fund) (3)	20.00%	1,793	9,325	9,234	7,749
US Regency Retail I, LLC (USAA) (1)	20.00%	1,391	118,865	2,387	487
BRE Throne Holdings, LLC (BRET) (4)	—%	—	—	4,499	4,499
Other investments in real estate partnerships	50.00%	47,761	177,101	4,619	2,146
Total investments in real estate partnerships		$358,849	2,939,599	71,050	31,718

(1) This partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2013, the Company did not sell any properties to this real estate partnership.

(2) As of December 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.

(3) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(4) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and an early redemption premium. Regency no longer has any interest in the BRET partnership.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Investments in real estate partnerships as of December 31, 2012 consist of the following (in thousands):

	Ownership	Total Investment	Total Assets of the Partnership	Net Income (Loss) of the Partnership	The Company's Share of Net Income (Loss) of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	$272,044	1,939,659	23,357	9,311
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	29	60,496	(75)	(22)
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	17,200	210,490	42,399	8,480
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	8,660	326,649	1,467	290
Cameron Village, LLC (Cameron)	30.00%	16,708	102,930	2,021	596
RegCal, LLC (RegCal) (1)	25.00%	15,602	164,106	2,160	540
Regency Retail Partners, LP (the Fund)	20.00%	15,248	323,406	407	297
US Regency Retail I, LLC (USAA) (1)	20.00%	2,173	123,053	1,484	297
BRE Throne Holdings, LLC (BRET) (2)	47.80%	48,757	—	2,211	2,211
Other investments in real estate partnerships	50.00%	46,506	184,165	3,833	1,807
Total investments in real estate partnerships		$442,927	3,434,954	79,264	23,807

(1) This partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2012, the Company did not sell any properties to this real estate partnership.

(2) On July 25, 2012, the Company sold a 15-property portfolio and retained a $47.5 million, 10.5% preferred stock investment in the entity that owns the portfolio. Regency does not provide leasing or management services for the Portfolio after closing. As the property holdings of BRET do not impact the rate of return on Regency's preferred stock investment, BRET's portfolio information is not included.

In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring, market-based fees for asset management, property management, and leasing, as well as fees for investment and financing services, of $24.2 million, $25.4 million, and $29.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company also received non-recurring transaction fees of $5.0 million for the year ended December 31, 2011.

As of December 31, 2013 and 2012, the summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows (in thousands):

	2013	2012

Investments in real estate, net	$2,742,591	3,213,984
Acquired lease intangible assets, net	52,350	74,986
Other assets	144,658	145,984
Total assets	$2,939,599	3,434,954

Notes payable	$1,519,943	1,816,648
Acquired lease intangible liabilities, net	31,148	46,264
Other liabilities	66,829	70,576
Capital - Regency	468,099	518,505
Capital - Third parties	853,580	982,961
Total liabilities and capital	$2,939,599	3,434,954

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The following table reconciles the Company's capital in unconsolidated partnerships to the Company's investments in real estate partnerships as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Capital - Regency	$468,099	518,505
add: Preferred equity investment in BRET	—	47,500
add: Investment in Indian Springs at Woodlands, Ltd.	4,094	—
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,261)	(38,995)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$358,849	442,927

For the years ended December 31, 2013, 2012, and 2011, the revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows (in thousands):

	2013	2012	2011
Total revenues	$378,670	387,908	399,091
Operating expenses:
Depreciation and amortization	125,363	128,946	134,236
Operating and maintenance	55,423	55,394	62,442
General and administrative	7,385	7,549	7,905
Real estate taxes	45,451	46,395	49,103
Other expenses	1,725	3,521	3,477
Total operating expenses	235,347	241,805	257,163
Other expense (income):
Interest expense, net	95,505	104,694	112,099
Gain on sale of real estate	(15,695)	(40,437)	(7,464)
Provision for impairment	—	3,775	—
Early extinguishment of debt	(1,780)	967	(8,743)
Preferred return on equity investment	(4,499)	(2,211)	—
Other expense (income)	(1,258)	51	776
Total other expense (income)	72,273	66,839	96,668
Net income (loss) of the Partnership	$71,050	79,264	45,260
The Company's share of net income (loss) of the Partnership	$31,718	23,807	9,643

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated co-investment partnerships during the year ended December 31, 2013 (in thousands):

Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
7/23/2013	Shoppes of Burnt Mills	Silver Spring, MD	Operating	Columbia II	20.00%	$13,600	7,496	8,438	332
						$13,600	7,496	8,438	332

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated co-investment partnerships during the year ended December 31, 2012 (in thousands):

Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/17/2012	Lake Grove Commons	Lake Grove, NY	Operating	GRIR	40.00%	$72,500	31,813	5,397	4,342
6/20/2012	Tysons CVS	Vienna, VA	Operating	Other	50.00%	13,800	—	—	—
11/28/2012	Applewood Village Shops	Wheat Ridge, CO	Operating	GRIR	40.00%	3,700	—	363	34
12/19/2012	Village Plaza	Chapel Hill, NC	Operating	Columbia II	20.00%	19,200	—	2,242	686
12/28/2012	Phillips Place	Charlotte, NC	Operating	Other	50.00%	55,400	44,500	—	—
						$164,600	76,313	8,002	5,062

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of through our unconsolidated co-investment partnerships during the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	2011
Proceeds from sale of real estate investments	$145,295	119,275	43,710
Gain on sale of real estate	$15,695	40,437	7,464
The Company's share of gain on sale of real estate	$3,847	8,962	2,114
Number of operating properties sold	15	7	5
Number of land out-parcels sold	3	1	1
Percent interest sold	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Notes Payable

The Company’s proportionate share of notes payable of the investments in real estate partnerships was $534.1 million and $597.4 million and at December 31, 2013 and 2012, respectively. The Company does not guarantee these loans. As of December 31, 2013, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2014	$19,921	53,015	14,060	86,996	25,460
2015	20,382	99,750	—	120,132	43,107
2016	17,550	305,076	—	322,626	113,362
2017	17,685	87,479	—	105,164	27,053
2018	18,888	37,000	—	55,888	15,723
Beyond 5 Years	54,158	775,994	—	830,152	310,014
Unamortized debt premiums (discounts), net	—	(1,015)	—	(1,015)	(579)
Total notes payable	$148,584	1,357,299	14,060	1,519,943	534,140

5.	Notes Receivable
The Company had notes receivable outstanding of $12.0 million and $23.8 million at December 31, 2013 and 2012, respectively. The loans have fixed interest rates of 7.0% with maturity dates through January 2019 and are secured by real estate held as collateral.

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles, net of accumulated amortization and accretion, as of December 31, 2013 and 2012 (in thousands):

	2013	2012
In-place leases, net	$33,049	31,314
Above-market leases, net	10,074	9,440
Above-market ground leases, net	1,682	1,705
Acquired lease intangible assets, net	$44,805	42,459

Acquired lease intangible liabilities, net	$26,729	20,325

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011	Remaining Weighted Average Amortization/Accretion Period
	(in thousands)	(in thousands)	(in thousands)	(in years)
In-place lease amortization	$7,441	4,307	3,436	14.4
Above-market lease amortization (1)	1,246	739	319	9.0
Above-market ground lease amortization (3)	22	23	17	83.5
Acquired lease intangible asset amortization	$8,709	5,069	3,772

Acquired lease intangible liability accretion (2)(3)	$3,726	1,950	1,375	13.4
(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
(3) Above and below market ground lease amortization and accretion are recorded as an offset to other operating expenses.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Net Accretion
2014	$7,265	3,521
2015	5,780	2,557
2016	4,902	2,219
2017	3,852	1,995
2018	3,224	1,619
7.    Income Taxes

The following table summarizes the tax status of dividends paid on our common shares during the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Dividend per share	$1.85	1.85	1.85
Ordinary income	70%	71%	33%
Capital gain	6%	1%	1%
Return of capital	—%	28%	66%
Qualified dividend income	24%	—%	—%

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Income tax expense (benefit):
Current	$—	97	283
Deferred	—	13,727	2,422
Total income tax expense (benefit)	$—	13,824	2,705

Income tax expense (benefit) is included in either income tax expense (benefit) of taxable REIT subsidiaries, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations, on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 as follows (in thousands):

	2013	2012	2011
Income tax expense (benefit) from:
Continuing operations	$—	13,224	2,994
Discontinued operations	—	600	(289)
Total income tax expense (benefit)	$—	13,824	2,705

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations of RRG for the years ended December 31, 2013, 2012, and 2011 as follows (in thousands):

	2013	2012	2011
Computed expected tax expense (benefit)	$1,677	(2,099)	1,089
Increase (decrease) in income tax resulting from state taxes	98	(122)	126
Valuation allowance	(1,511)	15,635	1,438
All other items	(264)	410	52
Total income tax expense	—	13,824	2,705
Amounts attributable to discontinued operations	—	600	(289)
Amounts attributable to continuing operations	$—	13,224	2,994

The following table represents the Company's net deferred tax assets recorded in other assets in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets
Investments in real estate partnerships	$8,314	8,116
Provision for impairment	3,273	5,667
Deferred interest expense	4,295	4,507
Capitalized costs under Section 263A	2,184	2,637
Net operating loss carryforward	2,019	1,033
Employee benefits	488	838
Other	887	435
Deferred tax assets	21,460	23,233
Valuation allowance	(20,603)	(22,114)
Deferred tax assets, net	857	1,119
Deferred tax liabilities
Straight line rent	537	519
Depreciation	320	600
Deferred tax liabilities	857	1,119
Net deferred tax assets	$—	—

During the years ended December 31, 2013 and 2012, the net change in the total valuation allowance was $1.5 million and $15.6 million, respectfully. The Company has federal and state net operating loss carryforwards totaling $5.6 million, which expire between 2025 and 2033.

The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company's framework for assessing the recoverability of deferred tax assets includes weighing recent taxable income (loss), projected future taxable income (loss) of the character necessary to realize the deferred tax assets, the carryforward periods for the net operating loss, including the effect of reversing taxable temporary differences, and prudent feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of deferred tax assets. As of December 31, 2013, the cumulative history of taxable losses and projected future taxable income within the TRS caused the Company to determine that it is still more likely than not that the net deferred tax assets will not be realized. As a result, the deferred tax asset continues to be fully reserved.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740, under which tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2010 and forward for the Company. The 2011 tax year is currently under audit by the IRS for both the Company's taxable REIT subsidiary and the Operating Partnership.

8.    Notes Payable and Unsecured Credit Facilities

The Parent Company does not have any indebtedness, but guarantees all of the unsecured debt and 21.0% of the secured debt of the Operating Partnership. The Company’s debt outstanding as of December 31, 2013 and 2012 consists of the following (in thousands):

	2013	2012
Notes payable:
Fixed rate mortgage loans	$444,245	461,914
Variable rate mortgage loans (1)	37,100	12,041
Fixed rate unsecured loans	1,298,352	1,297,936
Total notes payable	1,779,697	1,771,891
Unsecured credit facilities:
Line	—	70,000
Term Loan	75,000	100,000
Total unsecured credit facilities	75,000	170,000
Total debt outstanding	$1,854,697	1,941,891
(1) Interest rate swaps are in place to fix the interest rates on these variable rate mortgage loans. See note 9.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, whereas, interest on unsecured public debt is payable semi-annually.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2013, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

As of December 31, 2013, the key terms of the Company's fixed rate notes payable are as follows:

		Fixed Interest Rates
	Maturing Through	Minimum	Maximum	Weighted Average
Secured mortgage loans	2028	3.30%	8.40%	6.12%
Unsecured public debt	2021	4.80%	6.00%	5.41%

As of December 31, 2013, the Company had two variable rate mortgage loans, each of which have an interest rate swap effectively fixing their interest rates through the maturity of the loan (as discussed in note 9), with key terms as follows ($ in thousands):

Balance	Maturity	Variable Interest Rate
$9,000	9/1/2014	LIBOR plus 160 basis points
28,100	10/16/2020	LIBOR plus 150 basis points

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") and an unsecured term loan commitment (the "Term Loan") under separate credit agreements, both with Wells Fargo Bank and a syndicate of other banks.

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2013, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loan.

As of December 31, 2013, the key terms of the Line and Term Loan are as follows (dollars in thousands):

	Total Capacity		Remaining Capacity		Maturity		Variable Interest Rate		Facility Fee
Line	$800,000	(1)	$780,686	(2)	9/4/2016	(3)	LIBOR plus 117.5 basis points		22.5 basis points	(4)
Term Loan	75,000	(5)	—		12/15/2016		LIBOR plus 145 basis points	(6)	—
(1) The Company has the ability to increase the Line through an accordion feature to $1.0 billion.
(2) Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit.
(3) Maturity is subject to a one-year extension at the Company's option.
(4) The facility fee is subject to an adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P.
(5) The Company has the ability to increase the Term Loan up to an additional $150.0 million, subject to the provisions of the Term Loan Agreement.
(6) Interest rate is subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB.

As of December 31, 2013, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2014	$7,094	15,538	150,000	172,632
2015	5,747	62,435	350,000	418,182
2016	5,487	21,661	75,000	102,148
2017	4,881	84,812	400,000	489,693
2018	4,156	57,358	—	61,514
Beyond 5 Years	17,005	190,298	400,000	607,303
Unamortized debt premiums (discounts), net	—	4,873	(1,648)	3,225
Total notes payable	$44,370	436,975	1,373,352	1,854,697
(1) Includes unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, at December 31, 2013 and 2012 (dollars in thousands):

						Fair Value
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2013	2012
Assets:
4/15/2014	4/15/2024	10/15/2014	$75,000	3 Month LIBOR	2.087%	$7,476	1,022
4/15/2014	4/15/2024	10/15/2014	50,000	3 Month LIBOR	2.088%	4,978	672
4/15/2014	4/15/2024	10/15/2014	60,000	3 Month LIBOR	2.864%	1,821	—
4/15/2014	4/15/2024	10/15/2014	35,000	3 Month LIBOR	2.873%	1,036	—
8/1/2015	8/1/2025	2/1/2016	75,000	3 Month LIBOR	2.479%	8,516	1,131
8/1/2015	8/1/2025	2/1/2016	50,000	3 Month LIBOR	2.479%	5,670	729
8/1/2015	8/1/2025	2/1/2016	50,000	3 Month LIBOR	2.479%	5,658	753
10/16/2013	10/16/2020	N/A	28,100	1 Month LIBOR	2.196%	82	—
Other assets						$35,237	4,307
Liabilities:
10/1/2011	9/1/2014	N/A	$9,000	1 Month LIBOR	0.760%	$(34)	(76)

Accounts payable and other liabilities						$(34)	(76)
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

The Company has $150.0 million of unsecured long-term debt that matures in 2014 and $350.0 million of unsecured long-term debt that matures in 2015. In order to mitigate the risk of interest rates rising before new unsecured borrowings are obtained, the Company entered into seven forward-starting interest rate swaps for the same ten year periods expected for the future borrowings. These swaps total $395.0 million of notional value, as shown above. The Company will settle these swaps upon the early termination date, which is expected to coincide with the date new unsecured borrowings are obtained, and will begin amortizing the gain or loss realized from the swap settlement over the ten year period expected for the new borrowings; resulting in a modified effective interest rate on those borrowings.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate swaps	$30,952	4,245	18	Interest expense	$(9,433)	(9,491)	(9,467)	Other expenses	$—	—	(54)

As of December 31, 2013, the Company expects $12.9 million of deferred losses (gains) on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $9.0 million is related to previously settled swaps.

10.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following as of December 31, 2013 and 2012 (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$11,960	11,600	$23,751	23,700
Financial liabilities:
Notes payable	$1,779,697	1,936,400	$1,771,891	2,000,000
Unsecured credit facilities	$75,000	75,400	$170,000	170,200

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2013 and 2012. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
December 31, 2013

for counter-party specific credit risk. The fair value of notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy, which considered counter-party credit risk and loan to value ratio on the underlying property securing the note receivable.

Notes Payable

The fair value of the Company's notes payable is estimated by discounting future cash flows of each instrument at interest rates that reflect the current market rates available to the Company for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy.

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

As of December 31, 2013 and 2012, the following interest rates were used by the Company to estimate the fair value of its financial instruments:

	2013		2012
	Low	High	Low	High
Notes receivable	7.8%	7.8%	7.0%	8.1%
Notes payable	3.0%	3.5%	2.4%	3.3%
Unsecured credit facilities	1.4%	1.4%	1.6%	1.6%

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$26,681	26,681	—	—
Interest rate derivatives	35,237	—	35,237	—
Total	$61,918	26,681	35,237	—

Liabilities:
Interest rate derivatives	$(34)	—	(34)	—

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$23,429	23,429	—	—
Interest rate derivatives	4,307	—	4,307	—
Total	$27,736	23,429	4,307	—

Liabilities:
Interest rate derivatives	$(76)	—	(76)	—

The following table presents fair value measurements that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived asset held and used
Operating property	$4,686	—	—	4,686	(6,000)

Long-lived assets held and used are comprised primarily of real estate. During the year ended December 31, 2013, the Company recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, and the inability of the Company, thus far, to re-lease the anchor space.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses(1)
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived asset held and used
Operating property	$49,673	—	—	49,673	(54,500)
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
Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The cap rate and discount rate are key inputs to this valuation. The following are ranges of key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2013 and 2012:

	2013	2012
		Low	High
Overall cap rates	8.0%	8.3%	8.5%
Rental growth rates	0.0%	(8.3)%	2.5%
Discount rates	9.0%	10.5%	10.5%
Terminal cap rates	8.5%	8.8%	8.8%

Changes in these inputs could result in a change in the valuation of the real estate and a change in the impairment loss recognized during the period.

11.    Equity and Capital
Preferred Stock of the Parent Company
Terms and conditions of the preferred stock outstanding as of December 31, 2013 and 2012 are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2013 and 2012
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 6	2/16/2012	10,000,000	$250,000,000	6.625%	2/16/2017
Series 7	8/23/2012	3,000,000	75,000,000	6.000%	8/23/2017
		13,000,000	$325,000,000
The Series 6 and 7 preferred shares are perpetual, absent a change in control of the Parent Company, are not convertible into common stock of the Parent Company, and are redeemable at par upon the Company’s election beginning 5 years after the issuance date. None of the terms of the preferred stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Common Stock of the Parent Company

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

In August 2013, the Parent Company filed a prospectus supplement with respect to a new ATM equity offering program, which ended the prior program established in August 2012. The August 2013 program has similar terms and conditions as the August 2012 program, and authorizes the Parent Company to sell up to $200 million of common stock. As of December 31, 2013, $198.4 million in common stock remained available for issuance under this ATM equity program.

During the year ended December 31, 2013, the following shares were issued under the ATM equity program (in thousands, except share data):

	2013	2012
Shares issued	1,899	443
Weighted average price per share	$53.35	49.70
Gross proceeds	$101,342	22,007
Commissions	$1,521	331
Issuance costs	$68	134

Preferred Units of the Operating Partnership

Preferred units for the Parent Company are outstanding in relation to the Parent Company's preferred stock, as discussed above.

Common Units of the Operating Partnership

Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

General Partner

As of December 31, 2013 and 2012, the Parent Company, as general partner, owned the following Partnership Units outstanding (in thousands):

	2013	2012
Partnership units owned by the general partner	92,333	90,394
Total partnership units outstanding	92,499	90,572
Percentage of partnership units owned by the general partner	99.8%	99.8%

Limited Partners

The Operating Partnership had 165,796 and 177,164 limited Partnership Units outstanding as of December 31, 2013 and 2012, respectively.

Noncontrolling Interests of Limited Partners' Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. As of December 31, 2013 and 2012, the noncontrolling interest in these consolidated partnerships was $19.2 million and $16.3 million, respectively.

Accumulated Other Comprehensive Loss

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the year ended December 31, 2013 (in thousands):

	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance as of December 31, 2012	$(61,991)	4,276	(57,715)
Net gain on cash flow derivative instruments	—	30,878	30,878
Amounts reclassified from accumulated other comprehensive income	9,449	(16)	9,433
Current period other comprehensive income, net	9,449	30,862	40,311
Ending balance as of December 31, 2013	$(52,542)	35,138	(17,404)

The following represents amounts reclassified out of accumulated other comprehensive loss into income during the years ended December 31, 2013, 2012, and 2011 (in thousands):

Accumulated Other Comprehensive Loss Component	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	2013	2012	2011
Interest rate swaps	$(9,433)	(9,491)	(9,467)	Interest expense

12.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Restricted stock (1)	$14,141	11,526	10,659
Directors' fees paid in common stock (1)	238	259	269
Capitalized stock-based compensation (2)	(2,188)	(1,979)	(1,104)
Stock-based compensation, net of capitalization	$12,191	9,806	9,824

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

The Company established its stock-based compensation plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2013, there were 2.8 million shares available for grant under the Plan either through stock options or restricted stock.

Stock Option Awards

Stock options are granted under the Plan with an exercise price equal to the Parent Company's stock's price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

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

The following table summarizes stock option activity during the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	315,924	$52.39	2.1	$(1,664)
Less: Exercised (1)	20,000	51.36
Less: Forfeited	—	—
Less: Expired	—	—
Outstanding of of December 31, 2013	295,924	$52.46	1.1	$(1,822)
Vested and expected to vest as of December 31, 2013	295,924	$52.46	1.1	$(1,822)
Exercisable as of December 31, 2013	295,924	$52.46	1.1	$(1,822)

(1) The Company issues new shares to fulfill option exercises from its authorized shares available. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was approximately $141,000, $92,000, and $130,000, respectively.

There were no stock options granted during the years ended December 31, 2013, 2012, or 2011.

Restricted Stock Awards

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each restricted stock grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights. Fair value is measured using the grant date market price for all time-based or performance-based awards. Market based awards are valued using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected stock price at the time of payout, discounted to the valuation date over a three year performance period.  Assumptions include historic volatility over the previous three year period, risk-free interest rates, and Regency's historic daily return as compared to the market index. Since the award payout includes dividend equivalents and the total shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized over the vesting period.

The following table summarizes non-vested restricted stock activity during the year ended December 31, 2013:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2012	674,491
Add: Time-based awards granted (1) (4)	140,850		$50.69
Add: Performance-based awards granted (2) (4)	12,090		$49.63
Add: Market-based awards granted (3) (4)	95,104		$56.32
Less: Vested and Distributed (5)	226,293		$50.75
Less: Forfeited	10,545		$42.31
Non-vested as of December 31, 2013 (6)	685,697	$31,748

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

(1) Time-based awards vest 25% per year beginning on the first anniversary following the grant date. These grants are subject only to continued employment and are not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

(2) Performance-based awards are earned subject to future performance measurements. Once the performance criteria are achieved and the actual number of shares earned is determined, shares will vest over a required service period. If such performance criteria are not met, compensation cost previously recognized would generally be reversed. The Company considers the likelihood of meeting the performance criteria based upon management's estimates from which it determines the amounts recognized as expense on a periodic basis.

(3) Market-based awards are earned dependent upon the Company's total shareholder return in relation to the shareholder return of peer indices over a three-year period (“TSR Grant”). Once the market criteria are met and the actual number of shares earned is determined, 100% of the earned shares vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest. The significant assumptions underlying determination of fair values for market-based awards granted during the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Volatility	27.80%	48.80%	66.50%
Risk free interest rate	0.42%	0.32%	0.98%

(4) The weighted-average grant price for restricted stock granted during the years ended December 31, 2013, 2012, and 2011 was $52.80, $39.44, and $41.81, respectively.

(5) The total intrinsic value of restricted stock vested during the years ended December 31, 2013, 2012, and 2011 was $11.5 million, $6.6 million, and $7.5 million, respectively.

(6) As of December 31, 2013, there was $25.6 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years, through 2016. The Company issues new restricted stock from its authorized shares available at the date of grant.

13.    Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2013. Additionally, an annual profit sharing contribution is made, which vests over a three year period. Costs related to the matching portion of the plan were $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Costs related to the profit sharing contribution were $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”), which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. The participants' deferred compensation liability, exclusive of the shares of the Company's common stock, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $26.1 million and $22.8 million as of December 31, 2013 and 2012, respectively. Increases or decreases in the deferred compensation liability, exclusive of amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations.

Investments in shares of the Company's common stock are included, at cost, as treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participant's deferred compensation liability attributable to the participants' investments in shares of the Company's common stock are included, at cost, within additional paid in capital in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of general partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. Changes in participant account balances related to the Regency common stock fund are recorded directly within stockholders' equity.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

14.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011, respectively (in thousands except per share data):

	2013	2012	2011
Numerator:
Continuing Operations
Income from continuing operations	$84,297	45,779	36,805
Gain on sale of real estate	1,703	2,158	2,404
Less: income attributable to noncontrolling interests	1,360	385	4,385
Income from continuing operations attributable to the Company	84,640	47,552	34,824
Less: preferred stock dividends	21,062	32,531	19,675
Less: dividends paid on unvested restricted stock	448	572	615
Income from continuing operations attributable to common stockholders - basic	63,130	14,449	14,534
Add: dividends paid on Treasury Method restricted stock	45	71	18
Income from continuing operations attributable to common stockholders - diluted	63,175	14,520	14,552
Discontinued Operations
Income (loss) from discontinued operations	65,285	(21,728)	16,579
Less: income from discontinued operations attributable to noncontrolling interests	121	(43)	33
Income from discontinued operations attributable to the Company	65,164	(21,685)	16,546
Net Income
Net income attributable to common stockholders - basic	128,294	(7,236)	31,080
Net income attributable to common stockholders - diluted	$128,339	(7,165)	31,098
Denominator:
Weighted average common shares outstanding for basic EPS	91,383	89,630	87,825
Incremental shares to be issued under common stock options	2	—	—
Incremental shares to be issued under unvested restricted stock	24	39	10
Incremental shares under Forward Equity Offering	—	—	424
Weighted average common shares outstanding for diluted EPS	91,409	89,669	88,259
Income per common share – basic
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common stockholders	$1.40	(0.08)	0.35
Income per common share – diluted
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common stockholders	$1.40	(0.08)	0.35

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2013, 2012, and 2011 were 171,886, 177,164, and 177,164, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended December 31, 2013, 2012, and 2011 respectively (in thousands except per unit data):

	2013	2012	2011
Numerator:
Continuing Operations
Income from continuing operations	$84,297	45,779	36,805
Gain on sale of real estate	1,703	2,158	2,404
Less: income attributable to noncontrolling interests	1,084	908	557
Income from continuing operations attributable to the Partnership	84,916	47,029	38,652
Less: preferred unit distributions	21,062	31,902	23,400
Less: dividends paid on unvested restricted units	448	572	615
Income from continuing operations attributable to common unit holders - basic	63,406	14,555	14,637
Add: dividends paid on Treasury Method restricted units	45	71	18
Income from continuing operations attributable to common unit holders - diluted	63,451	14,626	14,655
Discontinued Operations
Income (loss) from discontinued operations	65,285	(21,728)	16,579
Less: income from discontinued operations attributable to noncontrolling interests	121	(43)	33
Income from discontinued operations attributable to the Partnership	65,164	(21,685)	16,546
Net Income
Net income attributable to common unit holders - basic	128,570	(7,130)	31,183
Net income attributable to common unit holders - diluted	$128,615	(7,059)	31,201
Denominator:
Weighted average common units outstanding for basic EPU	91,555	89,808	88,002
Incremental units to be issued under common stock options	2	—	—
Incremental units to be issued under unvested restricted stock	24	39	10
Incremental units to be issued under Forward Equity Offering	—	—	424
Weighted average common units outstanding for diluted EPU	91,581	89,847	88,436
Income (loss) per common unit – basic
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common unit holders	$1.40	(0.08)	0.35
Income (loss) per common unit – diluted
Continuing operations	$0.69	0.16	0.16
Discontinued operations	0.71	(0.24)	0.19
Net income (loss) attributable to common unit holders	$1.40	(0.08)	0.35

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

15.    Operating Leases

The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2099. Future minimum rents under non-cancelable operating leases as of December 31, 2013, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales volume, are as follows (in thousands):

Year Ending December 31,	Future Minimum Rents
2014	$344,464
2015	324,227
2016	288,315
2017	244,639
2018	198,298
Thereafter	1,013,349
Total	$2,413,292

The shopping centers' tenant base primarily includes national and regional supermarkets, drug stores, discount department stores, and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2058, and in most cases, provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2023, and in most cases, provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term.

Operating lease expense, including capitalized ground lease payments on properties in development, was $8.5 million, $9.1 million, and $9.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2013 (in thousands):

Year Ending December 31,	Future Obligations
2014	$7,797
2015	7,456
2016	6,906
2017	5,164
2018	4,064
Thereafter	115,073
Total	$146,460

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
December 31, 2013

tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2013 and 2012, the Company had $19.3 million and $20.8 million letters of credit outstanding, respectively.

17.    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2013 and 2012 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013

Operating Data:
Revenues as originally reported	$126,088	125,842	122,110	126,005
Reclassified to discontinued operations	(5,710)	(3,535)	(1,793)	—
Adjusted Revenues	$120,378	122,307	120,317	126,005

Net income (loss) attributable to common stockholders	$15,554	31,864	34,998	46,326
Net income attributable to exchangeable operating partnership units	39	70	73	94
Net income (loss) attributable to common unit holders	$15,593	31,934	35,071	46,420

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.17	0.35	0.38	0.50
Diluted	$0.17	0.35	0.38	0.50

2012

Operating Data:
Revenues as originally reported	$127,389	129,767	120,013	122,002
Reclassified to discontinued operations	(6,863)	(6,354)	(6,253)	(5,772)
Adjusted Revenues	$120,526	123,413	113,760	116,230

Net income (loss) attributable to common stockholders	$13,181	5,697	11,637	(37,179)
Net income attributable to exchangeable operating partnership units	54	23	39	(10)
Net income (loss) attributable to common unit holders	$13,235	5,720	11,676	(37,189)

Net income (loss) attributable to common stock and unit holders per share and unit:
Basic	$0.14	0.06	0.13	(0.41)
Diluted	$0.14	0.06	0.13	(0.41)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
45 Commons Town Center	$30,760	35,830	(191)	30,812	35,586	—	66,398	14,232	52,166	62,500
Airport Crossing	1,748	1,690	85	1,744	1,780	—	3,524	609	2,915	—
Amerige Heights Town Center	10,109	11,288	354	10,109	11,642	—	21,751	2,332	19,419	16,796
Anastasia Plaza	9,065	—	278	3,338	6,005	—	9,343	1,020	8,323	—
Ashburn Farm Market Center	9,835	4,812	111	9,835	4,923	—	14,758	3,230	11,528	—
Ashford Perimeter	2,584	9,865	550	2,584	10,415	—	12,999	5,639	7,360	—
Augusta Center	5,142	2,720	(5,618)	1,386	858	—	2,244	231	2,013	—
Aventura Shopping Center	2,751	10,459	17	2,751	10,476	—	13,227	10,050	3,177	—
Balboa Mesa Shopping Center	23,074	33,838	130	23,074	33,969	—	57,043	1,929	55,114	—
Belleview Square	8,132	9,756	2,254	8,323	11,819	—	20,142	4,870	15,272	6,769
Berkshire Commons	2,295	9,551	1,498	2,965	10,379	—	13,344	6,007	7,337	7,500
Bloomingdale Square	3,940	14,912	1,585	3,940	16,497	—	20,437	6,757	13,680	—
Boulevard Center	3,659	10,787	1,068	3,659	11,855	—	15,514	5,032	10,482	—
Boynton Lakes Plaza	2,628	11,236	4,267	3,596	14,535	—	18,131	4,613	13,518	—
Brentwood Plaza	2,788	3,473	184	2,788	3,657	—	6,445	442	6,003	—
Briarcliff La Vista	694	3,292	246	694	3,537	—	4,231	2,177	2,054	—
Briarcliff Village	4,597	24,836	1,180	4,597	26,016	—	30,613	14,053	16,560	—
Bridgeton	3,033	8,137	98	3,067	8,201	—	11,268	863	10,405	—
Buckhead Court	1,417	7,432	234	1,417	7,666	—	9,083	4,665	4,418	—
Buckley Square	2,970	5,978	722	2,970	6,700	—	9,670	3,073	6,597	—
Buckwalter Place Shopping Ctr	6,563	6,590	127	6,592	6,688	—	13,280	2,178	11,102	—
Caligo Crossing	2,459	4,897	14	2,459	4,910	—	7,369	1,481	5,888	—
Cambridge Square	774	4,347	644	774	4,991	—	5,765	2,392	3,373	—
Carmel Commons	2,466	12,548	4,153	3,422	15,745	—	19,167	6,198	12,969	—
Carriage Gate	833	4,974	2,308	1,284	6,832	—	8,116	3,899	4,217	—
Centerplace of Greeley III	6,661	11,502	2,531	6,807	13,887	—	20,694	3,046	17,648	—
Chasewood Plaza	4,612	20,829	(1,517)	4,663	19,260	—	23,923	11,908	12,015	—
Cherry Grove	3,533	15,862	1,620	3,533	17,482	—	21,015	7,021	13,994	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Clayton Valley Shopping Center	24,189	35,422	1,978	24,538	37,051	—	61,589	14,651	46,938	—
Cochran's Crossing	13,154	12,315	723	13,154	13,038	—	26,192	6,861	19,331	—
Corkscrew Village	8,407	8,004	101	8,407	8,105	—	16,512	2,077	14,435	8,187
Cornerstone Square	1,772	6,944	1,056	1,772	8,001	—	9,773	3,961	5,812	—
Corvallis Market Center	6,674	12,244	36	6,696	12,259	—	18,955	3,028	15,927	—
Costa Verde Center	12,740	26,868	1,050	12,798	27,860	—	40,658	12,210	28,448	—
Courtyard Landcom	5,867	4	3	5,867	7	—	5,874	1	5,873	—
Culpeper Colonnade	15,944	10,601	42	15,947	10,639	—	26,586	4,888	21,698	—
Dardenne Crossing	4,194	4,005	79	4,195	4,083	—	8,278	577	7,701	—
Delk Spectrum	2,985	12,001	861	3,000	12,847	—	15,847	5,400	10,447	—
Diablo Plaza	5,300	8,181	877	5,300	9,058	—	14,358	3,576	10,782	—
Dickson Tn	675	1,568	—	675	1,568	—	2,243	557	1,686	—
Dunwoody Village	3,342	15,934	2,404	3,342	18,338	—	21,680	9,839	11,841	—
East Pointe	1,730	7,189	1,137	1,705	8,351	—	10,056	3,613	6,443	—
East Towne Center	2,957	4,938	(95)	2,957	4,843	—	7,800	2,496	5,304	—
East Washington Place	15,993	40,151	—	15,993	40,151	—	56,144	1,062	55,082	—
El Camino Shopping Center	7,600	11,538	717	7,600	12,255	—	19,855	4,574	15,281	—
El Cerrito Plaza	11,025	27,371	666	11,025	28,037	—	39,062	5,123	33,939	39,355
El Norte Parkway Plaza	2,834	7,370	3,009	3,199	10,014	—	13,213	3,299	9,914	—
Encina Grande	5,040	11,572	(31)	5,040	11,541	—	16,581	4,807	11,774	—
Fairfax Shopping Center	15,239	11,367	(5,539)	13,175	7,892	—	21,067	1,419	19,648	—
Falcon	1,340	4,168	182	1,340	4,350	—	5,690	1,219	4,471	—
Fellsway Plaza	30,712	7,327	—	30,712	7,327	—	38,039	221	37,818	28,100
Fenton Marketplace	2,298	8,510	(8,592)	512	1,704	—	2,216	172	2,044	—
Fleming Island	3,077	11,587	2,057	3,111	13,610	—	16,721	4,806	11,915	417
French Valley Village Center	11,924	16,856	5	11,822	16,964	—	28,786	7,214	21,572	—
Friars Mission Center	6,660	28,021	827	6,660	28,848	—	35,508	10,830	24,678	272
Gardens Square	2,136	8,273	376	2,136	8,649	—	10,785	3,713	7,072	—
Gateway 101	24,971	9,113	20	24,971	9,134	—	34,105	2,205	31,900	—
Gateway Shopping Center	52,665	7,134	1,654	52,672	8,781	—	61,453	8,491	52,962	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Gelson's Westlake Market Plaza	3,157	11,153	357	3,157	11,510	—	14,667	4,083	10,584	—
Glen Oak Plaza	4,103	12,951	305	4,103	13,256	—	17,359	1,559	15,800	—
Glenwood Village	1,194	5,381	132	1,194	5,513	—	6,707	3,320	3,387	—
Golden Hills Plaza	12,699	18,482	3,318	12,693	21,805	—	34,498	3,686	30,812	—
Grand Ridge Plaza	2,240	8,454	74,547	24,208	61,033	—	85,241	1,392	83,849	11,482
Greenwood Springs	2,720	3,059	(3,728)	889	1,162	—	2,051	120	1,931	—
Hancock	8,232	28,260	1,047	8,232	29,307	—	37,539	12,304	25,235	—
Harpeth Village Fieldstone	2,284	9,443	234	2,284	9,677	—	11,961	3,904	8,057	—
Harris Crossing	7,199	3,677	6	7,159	3,723	—	10,882	1,070	9,812	—
Heritage Land	12,390	—	(453)	11,937	—	—	11,937	—	11,937	—
Heritage Plaza	—	26,097	13,372	278	39,192	—	39,470	11,989	27,481	—
Hershey	7	808	6	7	814	—	821	271	550	—
Hibernia Pavilion	4,929	5,065	(18)	4,929	5,047	—	9,976	1,515	8,461	—
Hibernia Plaza	267	230	1	267	231	—	498	46	452	—
Hickory Creek Plaza	5,629	4,564	283	5,629	4,847	—	10,476	2,080	8,396	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	—	3,560	742	2,818	—
Hilltop Village	2,995	4,581	(930)	2,596	4,050	—	6,646	280	6,366	7,500
Hinsdale	5,734	16,709	1,538	5,734	18,247	—	23,981	7,542	16,439	—
Holly Park	8,975	23,799	—	8,975	23,799	—	32,774	—	32,774	—
Horton's Corner	3,137	2,779	(5,916)	—	—	—	—	37	(37)	—
Howell Mill Village	5,157	14,279	1,863	5,157	16,142	—	21,299	2,687	18,612	—
Hyde Park	9,809	39,905	1,631	9,809	41,536	—	51,345	18,558	32,787	—
Indio Towne Center	17,946	31,985	(90)	17,317	32,524	—	49,841	7,888	41,953	—
Inglewood Plaza	1,300	2,159	136	1,300	2,295	—	3,595	943	2,652	—
Jefferson Square	5,167	6,445	(7,242)	1,894	2,477	—	4,371	114	4,257	—
Keller Town Center	2,294	12,841	88	2,294	12,929	—	15,223	4,901	10,322	—
Kent Place	4,855	3,544	825	5,210	4,014	—	9,224	108	9,116	8,250
Kings Crossing Sun City	515	1,246	116	515	1,363	—	1,878	387	1,491	—
Kirkwood Commons	6,772	16,224	445	6,802	16,639	—	23,441	1,588	21,853	11,510
Kroger New Albany Center	3,844	6,599	431	3,844	7,030	—	10,874	4,177	6,697	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Kulpsville	5,518	3,756	142	5,600	3,815	—	9,415	1,004	8,411	—
Lake Pine Plaza	2,008	7,632	394	2,029	8,005	—	10,034	3,173	6,861	—
Lebanon Center	3,865	5,751	(439)	3,215	5,962	—	9,177	1,585	7,592	—
Lebanon/Legacy Center	3,913	7,874	106	3,913	7,979	—	11,892	4,316	7,576	—
Littleton Square	2,030	8,859	310	2,030	9,169	—	11,199	3,606	7,593	—
Lloyd King	1,779	10,060	1,007	1,779	11,066	—	12,845	4,353	8,492	—
Loehmann's Plaza	3,983	18,687	722	4,097	19,294	—	23,391	9,733	13,658	—
Loehmanns Plaza California	5,420	9,450	607	5,420	10,057	—	15,477	4,133	11,344	—
Lower Nazareth Commons	15,992	12,964	3,195	16,343	15,809	—	32,152	4,145	28,007	—
Market at Colonnade Center	6,455	9,839	(53)	6,160	10,081	—	16,241	1,307	14,934	—
Market at Preston Forest	4,400	11,445	947	4,400	12,392	—	16,792	4,829	11,963	—
Market at Round Rock	2,000	9,676	5,546	2,000	15,222	—	17,222	5,339	11,883	—
Marketplace Shopping Center	1,287	5,509	4,983	1,330	10,449	—	11,779	3,699	8,080	—
Marketplace at Briargate	1,706	4,885	28	1,727	4,892	—	6,619	1,672	4,947	—
Middle Creek Commons	5,042	8,100	163	5,091	8,214	—	13,305	2,524	10,781	—
Millhopper Shopping Center	1,073	5,358	4,520	1,796	9,155	—	10,951	5,324	5,627	—
Mockingbird Common	3,000	10,728	586	3,000	11,314	—	14,314	4,661	9,653	10,300
Monument Jackson Creek	2,999	6,765	604	2,999	7,369	—	10,368	4,254	6,114	—
Morningside Plaza	4,300	13,951	444	4,300	14,395	—	18,695	5,809	12,886	—
Murryhill Marketplace	2,670	18,401	1,279	2,670	19,679	—	22,349	7,799	14,550	7,013
Naples Walk	18,173	13,554	277	18,173	13,831	—	32,004	3,363	28,641	15,524
Newberry Square	2,412	10,150	240	2,412	10,390	—	12,802	6,610	6,192	—
Newland Center	12,500	10,697	655	12,500	11,352	—	23,852	5,011	18,841	—
Nocatee Town Center	10,124	8,691	(550)	9,375	8,891	—	18,266	1,845	16,421	—
North Hills	4,900	19,774	884	4,900	20,658	—	25,558	8,079	17,479	—
Northgate Marketplace	5,668	13,727	1,272	6,232	14,435	—	20,667	1,048	19,619	—
Northgate Plaza (Maxtown Road)	1,769	6,652	184	1,769	6,836	—	8,605	3,007	5,598	—
Northgate Square	5,011	8,692	201	5,011	8,893	—	13,904	2,156	11,748	—
Northlake Village	2,662	11,284	1,108	2,686	12,367	—	15,053	4,501	10,552	—
Oak Shade Town Center	6,591	28,966	392	6,591	29,358	—	35,949	2,467	33,482	10,147

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Oakbrook Plaza	4,000	6,668	324	4,000	6,992	—	10,992	2,833	8,159	—
Oakleaf Commons	3,503	11,671	226	3,503	11,897	—	15,400	3,239	12,161	—
Ocala Corners	1,816	10,515	83	1,816	10,598	—	12,414	1,197	11,217	5,211
Old St Augustine Plaza	2,368	11,405	194	2,368	11,598	—	13,966	5,316	8,650	—
Orangeburg & Central	2,071	2,384	(82)	2,071	2,301	—	4,372	620	3,752	—
Paces Ferry Plaza	2,812	12,639	169	2,812	12,809	—	15,621	7,205	8,416	—
Panther Creek	14,414	14,748	2,563	15,212	16,513	—	31,725	8,479	23,246	—
Peartree Village	5,197	19,746	794	5,197	20,540	—	25,737	9,125	16,612	8,043
Pike Creek	5,153	20,652	1,529	5,251	22,083	—	27,334	9,053	18,281	—
Pima Crossing	5,800	28,143	1,051	5,800	29,194	—	34,994	12,013	22,981	—
Pine Lake Village	6,300	10,991	589	6,300	11,580	—	17,880	4,655	13,225	—
Pine Tree Plaza	668	6,220	246	668	6,466	—	7,134	2,639	4,495	—
Plaza Hermosa	4,200	10,109	2,139	4,203	12,245	—	16,448	3,859	12,589	13,800
Powell Street Plaza	8,248	30,716	1,646	8,248	32,362	—	40,610	10,389	30,221	—
Powers Ferry Square	3,687	17,965	5,042	5,123	21,572	—	26,695	10,535	16,160	—
Powers Ferry Village	1,191	4,672	279	1,191	4,951	—	6,142	2,729	3,413	—
Prairie City Crossing	4,164	13,032	392	4,164	13,424	—	17,588	4,424	13,164	—
Prestonbrook	7,069	8,622	144	7,069	8,766	—	15,835	5,330	10,505	6,800
Preston Oaks	763	30,438	39	763	30,477	—	31,240	553	30,687	—
Red Bank	10,336	9,505	(165)	10,110	9,566	—	19,676	1,305	18,371	—
Regency Commons	3,917	3,616	149	3,917	3,765	—	7,682	1,641	6,041	—
Regency Solar (Saugus)	—	—	758	6	752	—	758	40	718	—
Regency Square	4,770	25,191	3,862	5,067	28,756	—	33,823	18,648	15,175	—
Rona Plaza	1,500	4,917	173	1,500	5,090	—	6,590	2,316	4,274	—
Russell Ridge	2,234	6,903	799	2,234	7,702	—	9,936	3,643	6,293	—
Sammamish	9,300	8,075	6,369	9,441	14,302	—	23,743	3,513	20,230	—
San Leandro Plaza	1,300	8,226	411	1,300	8,637	—	9,937	3,256	6,681	—
Sandy Springs	6,889	28,056	954	6,889	29,010	—	35,899	1,164	34,735	16,370
Saugus	19,201	17,984	(1,123)	18,805	17,257	—	36,062	4,660	31,402	—
Seminole Shoppes	8,593	7,523	66	8,629	7,552	—	16,181	1,178	15,003	9,000

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Sequoia Station	9,100	18,356	1,366	9,100	19,722	—	28,822	7,338	21,484	21,100
Sherwood II	2,731	6,360	404	2,731	6,764	—	9,495	1,958	7,537	—
Shoppes @ 104	11,193	—	226	6,652	4,767	—	11,419	940	10,479	—
Shoppes at Fairhope Village	6,920	11,198	179	6,920	11,377	—	18,297	2,450	15,847	—
Shoppes of Grande Oak	5,091	5,985	137	5,091	6,122	—	11,213	3,617	7,596	—
Shops at Arizona	3,063	3,243	31	3,063	3,274	—	6,337	1,637	4,700	—
Shops at County Center	9,957	11,269	645	10,162	11,709	—	21,871	4,656	17,215	—
Shops at Erwin Mill	236	131	—	236	131	—	367	32	335	—
Shops at Johns Creek	1,863	2,014	(359)	1,501	2,017	—	3,518	837	2,681	—
Shops at Quail Creek	1,487	7,717	381	1,486	8,098	—	9,584	1,644	7,940	—
Signature Plaza	2,396	3,898	(69)	2,396	3,830	—	6,226	1,793	4,433	—
South Bay Village	11,714	15,580	1,385	11,776	16,903	—	28,679	975	27,704	—
South Lowry Square	3,434	10,445	800	3,434	11,245	—	14,679	4,419	10,260	—
Southcenter	1,300	12,750	748	1,300	13,498	—	14,798	5,092	9,706	—
Southpark at Cinco Ranch	18,395	11,306	—	18,395	11,307	—	29,702	606	29,096	—
SouthPoint Crossing	4,412	12,235	291	4,412	12,526	—	16,938	4,678	12,260	—
Starke	71	1,683	2	71	1,685	—	1,756	556	1,200	—
State Street Crossing	1,283	1,970	104	1,283	2,074	—	3,357	333	3,024	—
Sterling Ridge	12,846	12,162	464	12,846	12,626	—	25,472	6,789	18,683	13,900
Stonewall	27,511	22,123	5,311	28,127	26,818	—	54,945	8,425	46,520	—
Strawflower Village	4,060	8,084	290	4,060	8,374	—	12,434	3,491	8,943	—
Stroh Ranch	4,280	8,189	389	4,280	8,578	—	12,858	4,869	7,989	—
Suncoast Crossing	4,057	5,545	10,235	9,030	10,806	—	19,836	2,875	16,961	—
Sunnyside 205	1,200	9,459	1,369	1,200	10,828	—	12,028	3,903	8,125	—
Tanasbourne Market	3,269	10,861	(302)	3,269	10,558	—	13,827	2,681	11,146	—
Tassajara Crossing	8,560	15,464	665	8,560	16,129	—	24,689	6,262	18,427	19,800
Tech Ridge Center	12,945	37,169	251	12,945	37,420	—	50,365	3,606	46,759	10,497
Town Square	883	8,132	245	883	8,377	—	9,260	3,800	5,460	—
Twin City Plaza	17,245	44,225	1,354	17,263	45,561	—	62,824	10,352	52,472	40,493
Twin Peaks	5,200	25,827	457	5,200	26,284	—	31,484	10,095	21,389	—
Uptown District	18,773	61,906	311	18,771	62,218	—	80,989	1,946	79,043	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)

	Initial Cost			Total Cost					Total Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Valencia Crossroads	17,921	17,659	372	17,921	18,031	—	35,952	12,188	23,764	—
Ventura Village	4,300	6,648	426	4,300	7,074	—	11,374	2,758	8,616	—
Village at Lee Airpark	11,099	12,955	117	11,176	12,996	—	24,172	3,058	21,114	—
Village Center	3,885	14,131	(1,382)	3,885	12,748	—	16,633	5,964	10,669	—
Walker Center	3,840	7,232	3,114	3,878	10,308	—	14,186	3,446	10,740	—
Walton Towne Center	3,872	3,298	93	3,872	3,392	—	7,264	864	6,400	—
Welleby Plaza	1,496	7,787	558	1,496	8,345	—	9,841	5,414	4,427	—
Wellington Town Square	2,041	12,131	214	2,041	12,346	—	14,387	5,280	9,107	12,800
West Park Plaza	5,840	5,759	851	5,840	6,610	—	12,450	2,631	9,819	—
Westbrook Commons	3,366	11,751	(536)	3,091	11,490	—	14,581	3,998	10,583	—
Westchase	5,302	8,273	229	5,302	8,502	—	13,804	1,972	11,832	7,529
Westchester Plaza	1,857	7,572	229	1,857	7,801	—	9,658	4,132	5,526	—
Westlake Plaza and Center	7,043	27,195	1,469	7,043	28,665	—	35,708	11,579	24,129	—
Westwood Village	19,933	25,301	(678)	20,135	24,421	—	44,556	7,426	37,130	—
White Oak	2,144	3,069	3	2,144	3,072	—	5,216	2,147	3,069	—
Willow Festival	1,954	56,501	408	1,954	56,909	—	58,863	5,580	53,283	39,507
Windmiller Plaza Phase I	2,638	13,241	30	2,638	13,271	—	15,909	5,824	10,085	—
Woodcroft Shopping Center	1,419	6,284	408	1,421	6,690	—	8,111	3,253	4,858	—
Woodman Van Nuys	5,500	7,195	197	5,500	7,392	—	12,892	2,920	9,972	—
Woodmen and Rangewood	7,621	11,018	448	7,620	11,467	—	19,087	8,493	10,594	—
Woodside Central	3,500	9,288	508	3,500	9,796	—	13,296	3,703	9,593	—
						—
Total Corporately Held Assets	—	—	3,526	—	3,526		3,526	2,551	975	—
						—
Properties in Development	(200)	1,078,886	(892,236)	—	186,450	—	186,450	—	186,450	—
	$1,242,276	3,472,314	(688,058)	1,249,779	2,776,752	—	4,026,531	844,873	3,181,658	476,472
(1) See Item 2, Properties for geographic location and year each operating property was acquired.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2013
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $3.3 billion at December 31, 2013.

The changes in total real estate assets for the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
Beginning balance	$3,909,912	4,101,912	3,989,154
Acquired properties	143,992	220,340	149,774
Developments and improvements	180,374	141,807	70,789
Sale of properties	(200,393)	(491,438)	(92,872)
Provision for impairment	(7,354)	(62,709)	(14,933)
Ending balance	$4,026,531	3,909,912	4,101,912

The changes in accumulated depreciation for the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
Beginning balance	$782,749	791,619	700,878
Depreciation expense	99,883	104,087	107,932
Sale of properties	(36,405)	(104,748)	(14,101)
Provision for impairment	(1,354)	(8,209)	(3,090)
Ending balance	$844,873	782,749	791,619

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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2013 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10‑K with respect to the 2014 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act.   Information concerning filings under Section 16(a) of the Exchange Act by our directors or executive officers is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2)
Equity compensation plans approved by security holders	295,924	$52.46	2,838,677
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	295,924	$52.46	2,838,677
(1) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(2) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2013 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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

(i)
Amendment No. 1 to Equity Distribution Agreement (the "Wells Amendment") among the Company, Regency Centers, L.P. and Wells Fargo Securities, LLC dated August 6, 2013 (incorporated by reference to Exhibit 1.2 to the Company's report on Form 8-K filed on August 6, 2013).

The Equity Distribution Agreements listed below are substantially identical in all material respects to the Wells Agreement, as amended by the Wells Amendment, except for the identities of the parties, and have not been filed as exhibits to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(ii)
Equity Distribution Agreement among the Company, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 10, 2012, as amended by Amendment No. 1 to Equity Distribution Agreement among the Company, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 6, 2013; and

(iii)
Equity Distribution Agreement among the Company, Regency Centers, L.P. and J.P. Morgan Securities LLC dated August 10, 2012, as amended by Amendment No. 1 to Equity Distribution Agreement among the Company, Regency Centers, L.P. and J.P. Morgan Securities LLC dated August 6, 2013.

(b)
Equity Distribution Agreement (the “Jefferies Agreement”) among the Company, Regency Centers, L.P. and Jefferies LLC dated August 6, 2013 (incorporated by reference to Exhibit 1.1 to the Company's report on Form 8-K filed on August 6, 2013).

The Equity Distribution Agreement listed below is substantially identical in all material respects to the Jefferies Agreement except for the identities of the parties, and has not been filed as an exhibit to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Equity Distribution Agreement among the Company, Regency Centers, L.P. and RBC Capital Markets, LLC dated August 6, 2013.

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 5, 2013).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) to the Company's Form 8-K filed on November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed on March 17, 2009).

(d)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended.
4.    Instruments Defining Rights of Security Holders

(a)
See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibits 3(c) and 3(d) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

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

~(d)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 24, 2013).

~(e)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and Brian M. Smith (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 24, 2013).

~(f)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and Lisa Palmer (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 24, 2013).

~(g)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and Dan M. Chandler, III (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 24, 2013).

~(h)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and John S. Delatour (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 24, 2013).

~(i)
Form of Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2014 by and between the Company and James D. Thompson (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on December 24, 2013).

(j)
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

(k)
Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 29, 2012).

(i)	First Amendment to Term Loan Agreement dated as of June 19, 2012 (incorporated by reference to Exhibit 10(h)(i) to the Company's Form 10-K filed on March 1, 2013).

(ii)	Second Amendment to Term Loan Agreement dated as of December 19, 2012 (incorporated by reference to Exhibit 10(h)(ii) to the Company's Form 10-K filed on March 1, 2013).

(l)
Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2009).

(i)	Amendment No. 1 to Second Amended and Restate Limited Liability Company Agreement of GRI-Regency, LLC (formerly Macquarie CountryWide-Regency II, LLC).

(m)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K filed on February 27, 2007).
12.    Computation of ratios
12.1    Computation of Ratio of Combined Fixed Charges and Preference Dividends to Earnings
21.    Subsidiaries of Regency Centers Corporation
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

February 19, 2014	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 19, 2014	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 19, 2014	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 19, 2014	/s/ Brian M. Smith Brian M. Smith, President, Chief Operating Officer and Director
February 19, 2014	/s/ Lisa Palmer Lisa Palmer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 19, 2014	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 19, 2014	/s/ Raymond L. Bank Raymond L. Bank, Director
February 19, 2014	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 19, 2014	/s/ A.R. Carpenter A.R. Carpenter, Director
February 19, 2014	/s/ J. Dix Druce J. Dix Druce, Director
February 19, 2014	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 19, 2014	/s/ David P. O'Connor David P. O'Connor, Director
February 19, 2014	/s/ Douglas S. Luke Douglas S. Luke, Director
February 19, 2014	/s/ John C. Schweitzer John C. Schweitzer, Director
February 19, 2014	/s/ Thomas G. Wattles Thomas G. Wattles, Director