Form 10-Q
period 2014-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2014-05-08
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 92,340,765 as of April 29, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2014, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands, except share data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,315,900	1,249,779
Buildings and improvements	2,683,333	2,590,302
Properties in development	212,783	186,450
	4,212,016	4,026,531
Less: accumulated depreciation	864,975	844,873
	3,347,041	3,181,658
Investments in real estate partnerships	353,772	358,849
Net real estate investments	3,700,813	3,540,507
Cash and cash equivalents	35,159	80,684
Restricted cash	9,192	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,009 and $3,922 at March 31, 2014 and December 31, 2013, respectively	32,781	26,319
Straight-line rent receivable, net of reserve of $528 and $547 at March 31, 2014 and December 31, 2013, respectively	52,205	50,612
Notes receivable	11,938	11,960
Deferred costs, less accumulated amortization of $75,413 and $73,231 at March 31, 2014 and December 31, 2013, respectively	70,543	69,963
Acquired lease intangible assets, less accumulated amortization of $27,842 and $25,591 at March 31, 2014 and December 31, 2013, respectively	57,028	44,805
Trading securities held in trust, at fair value	26,976	26,681
Other assets	38,916	52,465
Total assets	$4,035,551	3,913,516
Liabilities and Equity
Liabilities:
Notes payable	$1,855,690	1,779,697
Unsecured credit facilities	145,000	75,000
Accounts payable and other liabilities	136,800	147,045
Acquired lease intangible liabilities, less accumulated accretion of $11,158 and $10,102 at March 31, 2014 and December 31, 2013, respectively	31,128	26,729
Tenants’ security and escrow deposits and prepaid rent	25,847	23,911
Total liabilities	2,194,465	2,052,382
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at March 31, 2014 and December 31, 2013, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 92,340,435 and 92,333,161 shares issued at March 31, 2014 and December 31, 2013, respectively	923	923
Treasury stock at cost, 406,685 and 373,042 shares held at March 31, 2014 and December 31, 2013, respectively	(18,351)	(16,726)
Additional paid in capital	2,428,166	2,426,477
Accumulated other comprehensive loss	(28,599)	(17,404)
Distributions in excess of net income	(898,787)	(874,916)
Total stockholders’ equity	1,808,352	1,843,354
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $8,136 and $7,676 at March 31, 2014 and December 31, 2013, respectively	(1,782)	(1,426)
Limited partners’ interests in consolidated partnerships	34,516	19,206
Total noncontrolling interests	32,734	17,780
Total equity	1,841,086	1,861,134
Total liabilities and equity	$4,035,551	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Minimum rent	$94,536	86,146
Percentage rent	1,384	1,544
Recoveries from tenants and other income	31,041	25,927
Management, transaction, and other fees	6,319	6,761
Total revenues	133,280	120,378
Operating expenses:
Depreciation and amortization	37,905	31,118
Operating and maintenance	20,505	17,141
General and administrative	14,198	17,975
Real estate taxes	14,799	13,231
Other expenses	2,173	1,517
Total operating expenses	89,580	80,982
Other expense (income):
Interest expense, net of interest income of $216 and $459 for the three months ended March 31, 2014 and 2013, respectively	27,134	27,832
Provision for impairment	225	—
Net investment income from deferred compensation plan, including unrealized loss (gains) of $107 and ($831) for the three months ended March 31, 2014 and 2013, respectively	(192)	(1,071)
Total other expense	27,167	26,761
Income before equity in income of investments in real estate partnerships	16,533	12,635
Equity in income of investments in real estate partnerships	7,808	5,876
Income from continuing operations	24,341	18,511
Discontinued operations, net:
Operating income	—	2,623
Income from discontinued operations	—	2,623
Income before gain on sale of real estate	24,341	21,134
Gain on sale of real estate	715	—
Net income	25,056	21,134
Noncontrolling interests:
Exchangeable operating partnership units	(42)	(39)
Limited partners’ interests in consolidated partnerships	(359)	(275)
Income attributable to noncontrolling interests	(401)	(314)
Net income attributable to the Company	24,655	20,820
Preferred stock dividends	(5,266)	(5,266)
Net income attributable to common stockholders	$19,389	15,554
Income per common share - basic:
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.21	0.17
Income per common share - diluted:
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.21	0.17
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net income	$25,056	21,134
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(13,800)	3,372
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	152	8
Other comprehensive (loss) income	(11,281)	5,747
Comprehensive income	13,775	26,881
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	401	314
Other comprehensive income (loss) attributable to noncontrolling interests	(86)	15
Comprehensive income attributable to noncontrolling interests	315	329
Comprehensive income attributable to the Company	$13,460	26,552
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	20,820	20,820	39	275	314	21,134
Other comprehensive income	—	—	—	—	5,732	—	5,732	11	4	15	5,747
Deferred compensation plan, net	—	—	(988)	988	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	3,355	—	—	3,355	—	—	—	3,355
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,932)	—	—	(2,932)	—	—	—	(2,932)
Common stock issued for dividend reinvestment plan	—	—	—	288	—	—	288	—	—	—	288
Common stock issued for stock offerings, net of issuance costs	—	10	—	51,598	—	—	51,608	—	—	—	51,608
Distributions to partners	—	—	—	—	—	—	—	—	(2,483)	(2,483)	(2,483)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.4625 per share)	—	—	—	—	—	(41,576)	(41,576)	(90)	—	(90)	(41,666)
Balance at March 31, 2013	$325,000	914	(15,912)	2,365,607	(51,983)	(860,832)	1,762,794	(1,193)	14,095	12,902	1,775,696

Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	24,655	24,655	42	359	401	25,056
Other comprehensive loss	—	—	—	—	(11,195)	—	(11,195)	(20)	(66)	(86)	(11,281)
Deferred compensation plan, net	—	—	(1,625)	1,625	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	2,915	—	—	2,915	—	—	—	2,915
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,164)	—	—	(3,164)	—	—	—	(3,164)
Common stock issued for dividend reinvestment plan	—	—	—	313	—	—	313	—	—	—	313
Redemption of preferred units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,443	15,443	15,443
Distributions to partners	—	—	—	—	—	—	—	—	(426)	(426)	(426)
Cash dividends declared:

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Preferred stock/unit	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.47 per share)	—	—	—	—	—	(43,260)	(43,260)	(78)	—	(78)	(43,338)
Balance at March 31, 2014	$325,000	923	(18,351)	2,428,166	(28,599)	(898,787)	1,808,352	(1,782)	34,516	32,734	1,841,086
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$25,056	21,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,905	32,764
Amortization of deferred loan cost and debt premium	2,889	3,087
Accretion of above and below market lease intangibles, net	(861)	(510)
Stock-based compensation, net of capitalization	2,272	3,024
Equity in income of investments in real estate partnerships	(7,808)	(5,876)
Net gain on sale of properties	(715)	—
Provision for impairment	225	—
Distribution of earnings from operations of investments in real estate partnerships	8,681	13,859
Loss on derivative instruments	(5)	(5)
Deferred compensation expense	200	1,079
Realized and unrealized gains on trading securities held in trust	(201)	(1,079)
Changes in assets and liabilities:
Restricted cash	328	382
Accounts receivable	(6,740)	(2,689)
Straight-line rent receivables, net	(1,594)	(1,413)
Deferred leasing costs	(1,961)	(1,983)
Other assets	(1,952)	(1,383)
Accounts payable and other liabilities	(4,858)	(15,540)
Tenants’ security and escrow deposits and prepaid rent	1,403	(3,569)
Net cash provided by operating activities	52,264	41,282
Cash flows from investing activities:
Acquisition of operating real estate	(78,943)	—
Development of real estate, including acquisition of land	(46,648)	(32,348)
Proceeds from sale of real estate investments	4,472	96
Collection of notes receivable	—	4,024
Investments in real estate partnerships	(1,771)	(4,060)
Distributions received from investments in real estate partnerships	5,931	7,187
Dividends on trading securities held in trust	27	33
Acquisition of securities	(1,797)	(7,039)
Proceeds from sale of securities	1,676	2,019
Net cash used in investing activities	(117,053)	(30,088)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	51,608
Proceeds from sale of treasury stock	—	34
Redemption of preferred stock and partnership units	(300)	—
Distributions to limited partners in consolidated partnerships, net	(426)	(2,483)
Distributions to exchangeable operating partnership unit holders	(78)	(90)
Dividends paid to common stockholders	(42,947)	(41,290)
Dividends paid to preferred stockholders	(5,266)	—
Proceeds from unsecured credit facilities	70,000	37,000
Repayment of unsecured credit facilities	—	(62,000)
Proceeds from notes payable	—	8,250
Scheduled principal payments	(1,719)	(2,059)
Payment of loan costs	—	(111)
Net cash provided by (used in) financing activities	19,264	(11,141)
Net (decrease) increase in cash and cash equivalents	(45,525)	53
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$35,159	22,402

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,641 and $1,062 in 2014 and 2013, respectively)	$18,338	19,017
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	5,266
Real estate received through distribution in kind	$—	7,700
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Change in fair value of derivative instruments	$(13,648)	3,385
Common stock issued for dividend reinvestment plan	$313	288
Stock-based compensation capitalized	$696	391
Contributions from limited partners in consolidated partnerships, net	$58	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$189	153
Contribution of stock awards into trust	$1,440	1,068
Distribution of stock held in trust	$4	201
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands, except unit data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,315,900	1,249,779
Buildings and improvements	2,683,333	2,590,302
Properties in development	212,783	186,450
	4,212,016	4,026,531
Less: accumulated depreciation	864,975	844,873
	3,347,041	3,181,658
Investments in real estate partnerships	353,772	358,849
Net real estate investments	3,700,813	3,540,507
Cash and cash equivalents	35,159	80,684
Restricted cash	9,192	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,009 and $3,922 at March 31, 2014 and December 31, 2013, respectively	32,781	26,319
Straight-line rent receivable, net of reserve of $528 and $547 at March 31, 2014 and December 31, 2013, respectively	52,205	50,612
Notes receivable	11,938	11,960
Deferred costs, less accumulated amortization of $75,413 and $73,231 at March 31, 2014 and December 31, 2013, respectively	70,543	69,963
Acquired lease intangible assets, less accumulated amortization of $27,842 and $25,591 at March 31, 2014 and December 31, 2013, respectively	57,028	44,805
Trading securities held in trust, at fair value	26,976	26,681
Other assets	38,916	52,465
Total assets	$4,035,551	3,913,516
Liabilities and Capital
Liabilities:
Notes payable	$1,855,690	1,779,697
Unsecured credit facilities	145,000	75,000
Accounts payable and other liabilities	136,800	147,045
Acquired lease intangible liabilities, less accumulated accretion of $11,158 and $10,102 at March 31, 2014 and December 31, 2013, respectively	31,128	26,729
Tenants’ security and escrow deposits and prepaid rent	25,847	23,911
Total liabilities	2,194,465	2,052,382
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at March 31, 2014 and December 31, 2013, liquidation preference of $25 per unit	325,000	325,000
General partner; 92,340,435 and 92,333,161 units outstanding at March 31, 2014 and December 31, 2013, respectively	1,511,951	1,535,758
Limited partners; 159,338 and 165,796 units outstanding at March 31, 2014 and December 31, 2013	(1,782)	(1,426)
Accumulated other comprehensive loss	(28,599)	(17,404)
Total partners’ capital	1,806,570	1,841,928
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	34,516	19,206
Total noncontrolling interests	34,516	19,206
Total capital	1,841,086	1,861,134
Total liabilities and capital	$4,035,551	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Minimum rent	$94,536	86,146
Percentage rent	1,384	1,544
Recoveries from tenants and other income	31,041	25,927
Management, transaction, and other fees	6,319	6,761
Total revenues	133,280	120,378
Operating expenses:
Depreciation and amortization	37,905	31,118
Operating and maintenance	20,505	17,141
General and administrative	14,198	17,975
Real estate taxes	14,799	13,231
Other expenses	2,173	1,517
Total operating expenses	89,580	80,982
Other expense (income):
Interest expense, net of interest income of $216 and $459 for the three months ended March 31, 2014 and 2013, respectively	27,134	27,832
Provision for impairment	225	—
Net investment income from deferred compensation plan, including unrealized loss (gains) of $107 and ($831) for the three months ended March 31, 2014 and 2013, respectively	(192)	(1,071)
Total other expense	27,167	26,761
Income before equity in income of investments in real estate partnerships	16,533	12,635
Equity in income of investments in real estate partnerships	7,808	5,876
Income from continuing operations	24,341	18,511
Discontinued operations, net:
Operating income	—	2,623
Income from discontinued operations	—	2,623
Income before gain on sale of real estate	24,341	21,134
Gain on sale of real estate	715	—
Net income	25,056	21,134
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(359)	(275)
Income attributable to noncontrolling interests	(359)	(275)
Net income attributable to the Partnership	24,697	20,859
Preferred unit distributions	(5,266)	(5,266)
Net income attributable to common unit holders	$19,431	15,593
Income per common unit - basic:
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common unit holders	$0.21	0.17
Income per common unit - diluted:
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common unit holders	$0.21	0.17
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net income	$25,056	21,134
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	2,367	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(13,800)	3,372
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	152	8
Other comprehensive (loss) income	(11,281)	5,747
Comprehensive income	13,775	26,881
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	359	275
Other comprehensive income (loss) attributable to noncontrolling interests	(66)	4
Comprehensive income attributable to noncontrolling interests	293	279
Comprehensive income attributable to the Partnership	$13,482	26,602
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2014 and 2013 (in thousands) (unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2012	$—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	—	20,820	39	—	20,859	275	21,134
Other comprehensive income (loss)	—	—	11	5,732	5,743	4	5,747
Distributions to partners	—	(41,576)	(90)	—	(41,666)	(2,483)	(44,149)
Preferred unit distributions	—	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	3,355	—	—	3,355	—	3,355
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	48,964	—	—	48,964	—	48,964
Balance at March 31, 2013	—	1,814,777	(1,193)	(51,983)	1,761,601	14,095	1,775,696

Balance at December 31, 2013	—	1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	—	24,655	42	—	24,697	359	25,056
Other comprehensive income	—	—	(20)	(11,195)	(11,215)	(66)	(11,281)
Contributions from partners	—	—	—	—	—	15,443	15,443
Distributions to partners	—	(43,260)	(78)	—	(43,338)	(426)	(43,764)
Redemption of preferred units	—	—	(300)	—	(300)	—	(300)
Preferred unit distributions	—	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	2,915	—	—	2,915	—	2,915
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	(2,851)	—	—	(2,851)	—	(2,851)
Balance at March 31, 2014	$—	1,836,951	(1,782)	(28,599)	1,806,570	34,516	1,841,086
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$25,056	21,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,905	32,764
Amortization of deferred loan cost and debt premium	2,889	3,087
Accretion of above and below market lease intangibles, net	(861)	(510)
Stock-based compensation, net of capitalization	2,272	3,024
Equity in income of investments in real estate partnerships	(7,808)	(5,876)
Net gain on sale of properties	(715)	—
Provision for impairment	225	—
Distribution of earnings from operations of investments in real estate partnerships	8,681	13,859
Loss on derivative instruments	(5)	(5)
Deferred compensation expense	200	1,079
Realized and unrealized gains on trading securities held in trust	(201)	(1,079)
Changes in assets and liabilities:
Restricted cash	328	382
Accounts receivable	(6,740)	(2,689)
Straight-line rent receivables, net	(1,594)	(1,413)
Deferred leasing costs	(1,961)	(1,983)
Other assets	(1,952)	(1,383)
Accounts payable and other liabilities	(4,858)	(15,540)
Tenants’ security and escrow deposits and prepaid rent	1,403	(3,569)
Net cash provided by operating activities	52,264	41,282
Cash flows from investing activities:
Acquisition of operating real estate	(78,943)	—
Development of real estate, including acquisition of land	(46,648)	(32,348)
Proceeds from sale of real estate investments	4,472	96
Collection of notes receivable	—	4,024
Investments in real estate partnerships	(1,771)	(4,060)
Distributions received from investments in real estate partnerships	5,931	7,187
Dividends on trading securities held in trust	27	33
Acquisition of securities	(1,797)	(7,039)
Proceeds from sale of securities	1,676	2,019
Net cash used in investing activities	(117,053)	(30,088)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	51,608
Proceeds from sale of treasury stock	—	34
Redemption of preferred partnership units	(300)	—
Distributions (to) from limited partners in consolidated partnerships, net	(426)	(2,483)
Distributions to partners	(43,025)	(41,380)
Distributions to preferred unit holders	(5,266)	—
Proceeds from unsecured credit facilities	70,000	37,000
Repayment of unsecured credit facilities	—	(62,000)
Proceeds from notes payable	—	8,250
Scheduled principal payments	(1,719)	(2,059)
Payment of loan costs	—	(111)
Net cash provided by (used in) financing activities	19,264	(11,141)
Net (decrease) increase in cash and cash equivalents	(45,525)	53
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$35,159	22,402

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,641 and $1,062 in 2014 and 2013, respectively)	$18,338	19,017
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	5,266
Real estate received through distribution in kind	$—	7,700
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Change in fair value of derivative instruments	$(13,648)	3,385
Common stock issued for dividend reinvestment plan	$313	288
Stock-based compensation capitalized	$696	391
Contributions from limited partners in consolidated partnerships, net	$58	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$189	153
Contribution of stock awards into trust	$1,440	1,068
Distribution of stock held in trust	$4	201
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of March 31, 2014, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 206 retail shopping centers and held partial interests in an additional 126 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Reclassification and Immaterial Correction to Prior Period Financial Statements
Certain prior period amounts have been reclassified to conform to current period presentation. In addition, the Company has corrected the Consolidated Statements of Cash Flows related to the timing of payments for development activity that were not correctly reclassified to investing activity. The correction was a reclassification between cash flows from operating activities and cash flows from investing activities for the three months ended March 31, 2013. The correction resulted in an increase in cash flows from operating activities of $2.0 million during the three months ended March 31, 2013, with a corresponding decrease in cash flow from investing activity during the same period, which the Company has concluded was not significant.

Recently Adopted Accounting Pronouncements

On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and all sales will be recorded in accordance with the ASU. The amendments in the ASU change the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development during the three months ended March 31, 2014 (in thousands). There were no shopping centers acquired during the three months ended March 31, 2013.

Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	$22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	$149,344	77,730	12,593	5,634

Total property acquisitions					$186,044	78,049	14,922	5,925

(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio and paid $56.6 million for its pro-rata share of the acquisition, net of debt and other liabilities assumed. As a result of consolidation, the Company recorded the non-controlling interest of approximately $15.4 million at fair value. The portfolio consists of three operating properties located in Fairfield, CT.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of during the three months ended March 31, 2014 (in thousands). There were no shopping centers disposed of during the three months ended March 31, 2013.

2014
Net proceeds from sale of real estate investments	$4,472
Net gain on sale of properties	$715
Number of operating properties sold	1
Number of land out-parcels sold	2
Percent interest sold	100%

As a result of adopting ASU No. 2014-08, there were no discontinued operations for three months ended March 31, 2014. The following table provides a summary of revenues and expenses from properties included in discontinued operations for the three months ended March 31, 2013 (in thousands).

Three months ended March 31,
2013
Revenues	$5,731
Operating expenses	3,108
Operating income from discontinued operations	$2,623

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

4.    Income Taxes

Income tax expense (benefit) is separately presented in the accompanying Consolidated Statement of Operations, if the related income is from continuing operations, or is included in operating income from discontinued operations, if from discontinued operations. There was no income tax expense (benefit) for the three months ended March 31, 2014 and 2013.

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of March 31, 2014 and December 31, 2013 consists of the following (in thousands):

	2014	2013
Notes payable:
Fixed rate mortgage loans	$520,134	444,245
Variable rate mortgage loans	37,100	37,100
Fixed rate unsecured loans	1,298,456	1,298,352
Total notes payable	1,855,690	1,779,697
Unsecured credit facilities
Line of Credit	70,000	—
Term Loan	75,000	75,000
Total unsecured credit facilities	145,000	75,000
Total debt outstanding	$2,000,690	1,854,697

Significant loan activity since December 31, 2013, excluding scheduled principal payments, includes:

•	On March 7, 2014, the Company assumed debt of $78.0 million, net of premiums, related to property acquisitions.

•	The Company borrowed $70.0 million on its $800.0 million Line of Credit (the "Line") to fund acquisitions and development costs during the quarter.

As of March 31, 2014, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2014	$5,741	15,538	150,000	171,279
2015	6,358	82,685	350,000	439,043
2016	5,867	41,421	145,000	192,288
2017	5,121	115,857	400,000	520,978
2018	4,165	57,358	—	61,523
Beyond 5 Years	17,224	190,301	400,000	607,525
Unamortized debt premiums (discounts), net	—	9,598	(1,544)	8,054
Total	$44,476	512,758	1,443,456	2,000,690
(1) Includes unsecured public debt and unsecured credit facilities.

On April 15, 2014, the Company repaid $150 million of unsecured maturing debt using proceeds from the Line.

The Company believes it was in compliance as of March 31, 2014 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of March 31, 2014 and December 31, 2013 (in thousands):

						Fair Value
						Assets (2)		Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2014	2013	2014	2013
10/1/11	9/1/14	N/A	$9,000	1 Month LIBOR	0.760%	$—	—	$(23)	(34)
10/16/13	10/16/20	N/A	28,100	1 Month LIBOR	2.196%	—	82	(199)	—
4/15/14	4/15/24	10/15/14	35,000	3 Month LIBOR	2.873%	—	1,036	(107)	—
4/15/14	4/15/24	10/15/14	60,000	3 Month LIBOR	2.864%	—	1,821	(137)	—
4/15/14	4/15/24	10/15/14	75,000	3 Month LIBOR	2.087%	5,094	7,476	—	—
4/15/14	4/15/24	10/15/14	50,000	3 Month LIBOR	2.088%	3,391	4,978	—	—
8/1/15	8/1/25	2/1/16	75,000	3 Month LIBOR	2.479%	5,862	8,516	—	—
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	3,906	5,670	—	—
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	3,898	5,658	—	—
8/1/15	8/1/25	2/1/16	45,000	3 Month LIBOR	3.411%	—	—	(127)	—
Total derivative financial instruments						$22,151	35,237	(593)	(34)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) Derivatives in an asset position are included within Other Assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts Payable and Other Liabilities.
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
The Company expects to issue new debt in 2014 and 2015. In order to mitigate the risk of interest rates rising before new borrowings are obtained, the Company entered into $440 million of forward starting interest rate swaps for the new debt expected to be issued in 2014 and 2015. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.55%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(13,800)	3,372	Interest expense	$(2,474)	(2,366)	Other expenses	$—	—

As of March 31, 2014, the Company expects $14.0 million of deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.9 million is related to previously settled swaps.

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of March 31, 2014 and December 31, 2013 (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$11,938	11,600	$11,960	11,600
Financial liabilities:
Notes payable	$1,855,690	2,020,500	$1,779,697	1,936,400
Unsecured credit facilities	$145,000	145,330	$75,000	75,400

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2014 and December 31, 2013. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
March 31, 2014

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

As of March 31, 2014 and December 31, 2013, the following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	2014		2013
	Low	High	Low	High
Notes receivable	7.7%	7.7%	7.8%	7.8%
Notes payable	2.8%	3.1%	3.0%	3.5%
Unsecured credit facilities	1.4%	1.4%	1.4%	1.4%

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of trading securities are recorded within net investment (income) loss from deferred compensation plan in the accompanying Consolidated Statements of Operations.

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
March 31, 2014

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of March 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$26,976	26,976	—	—
Interest rate derivatives	22,151	—	22,151	—
Total	$49,127	26,976	22,151	—

Liabilities
Interest rate derivatives	$(593)	—	(593)	—

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$26,681	26,681	—	—
Interest rate derivatives	35,237	—	35,237	—
Total	$61,918	26,681	35,237	—

Liabilities
Interest rate derivatives	$(34)	—	(34)	—

The following tables present assets that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of March 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Land	$1,597	—	—	1,597	(225)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$4,686	—	—	4,686	(6,000)

Long-lived assets held and used are comprised primarily of real estate. During the three months ended March 31, 2014, the Company recognized a $225,000 impairment on three parcels of land.
During the year ended December 31, 2013, the Company recognized a $6 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, and the inability of the Company, thus far, to re-lease the anchor space.
Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The fair value of real estate measured as of March 31, 2014, is based on the anticipated sales price of the land. The following are the key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2013:

2013
Direct cap rates	8.0%
Rental growth rates	0.0%
Discount rates	9.0%
Terminal cap rates	8.5%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

In March 2014, the Parent Company filed a prospectus supplement with the Securities and Exchange Commission with respect to a new ATM equity offering program, ending the prior program established in August 2013. The March 2014 program has similar terms and conditions as the August 2013 program and authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of March 31, 2014, $200 million in common stock remained available for issuance under this ATM equity program.

There were no shares issued under the ATM equity programs for the three months ended March 31, 2014. The following shares were issued under the ATM equity programs during the three months ended March 31, 2013 (in thousands, except price per share data):

2013
Shares issued	996
Weighted average price per share	$52.62
Total proceeds	$52,398
Commissions	$787
Issuance costs	$3

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31, 2014
	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2013	$(52,542)	35,138	(17,404)
Net loss on cash flow derivative instruments	—	(13,669)	(13,669)
Amounts reclassified from other comprehensive income	2,362	112	2,474
Current period other comprehensive income, net	2,362	(13,557)	(11,195)
Ending balance at March 31, 2014	$(50,180)	21,581	(28,599)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

	Three months ended March 31, 2013
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
The following represents amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2014 and 2013, respectively (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Operations
	Three months ended March 31,
	2014	2013
Loss on cash flow hedges
Interest rate derivative contracts	$(2,474)	(2,366)	Interest expense

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Restricted stock (1)	$2,916	3,356
Directors' fees paid in common stock (1)	52	59
Capitalized stock-based compensation (2)	(696)	(391)
Stock-based compensation, net of capitalization	$2,272	3,024
(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

During 2014, the Company granted 238,941 shares of restricted stock with a weighted-average grant-date fair value of $47.79 per share.

10.    Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”) which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $26.4 million and $26.1 million at March 31, 2014 and December 31, 2013, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share for the periods ended March 31, 2014 and 2013, respectively (in thousands except per share data):

	Three months ended March 31,
	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$24,341	18,511
Gain on sale of real estate	715	—
Less: income (loss) attributable to noncontrolling interests	401	309
Income from continuing operations attributable to the Company	24,655	18,202
Less: preferred stock dividends	5,266	5,266
Less: dividends paid on unvested restricted stock	197	216
Income from continuing operations attributable to common stockholders - basic	19,192	12,720
Add: dividends paid on Treasury Method restricted stock	11	28
Income from continuing operations attributable to common stockholders - diluted	19,203	12,748
Discontinued Operations
Income from discontinued operations	—	2,623
Less: income from discontinued operations attributable to noncontrolling interests	—	5
Income from discontinued operations attributable to the Company	—	2,618
Net Income
Net income attributable to common stockholders - basic	19,192	15,338
Net income attributable to common stockholders - diluted	$19,203	15,366
Denominator:
Weighted average common shares outstanding for basic EPS	92,167	90,290
Incremental shares to be issued under unvested restricted stock	24	61
Weighted average common shares outstanding for diluted EPS	92,191	90,351
Income per common share – basic
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.21	0.17
Income per common share – diluted
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.21	0.17
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2014 and 2013 were 160,281 and 177,164, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit for the periods ended March 31, 2014 and 2013, respectively (in thousands except per unit data):

	Three months ended March 31,
	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$24,341	18,511
Gain on sale of real estate	715	—
Less: income attributable to noncontrolling interests	359	270
Income from continuing operations attributable to the Partnership	24,697	18,241
Less: preferred unit distributions	5,266	5,266
Less: dividends paid on unvested restricted units	197	216
Income from continuing operations attributable to common unit holders - basic	19,234	12,759
Add: dividends paid on Treasury Method restricted units	11	28
Income from continuing operations attributable to common unit holders - diluted	19,245	12,787
Discontinued Operations
Income from discontinued operations	—	2,623
Less: income from discontinued operations attributable to noncontrolling interests	—	5
Income from discontinued operations attributable to the Partnership	—	2,618
Net Income
Net income attributable to common unit holders - basic	19,234	15,377
Net income attributable to common unit holders - diluted	$19,245	15,405
Denominator:
Weighted average common units outstanding for basic EPU	92,168	90,289
Incremental units to be issued under unvested restricted stock	24	60
Weighted average common units outstanding for diluted EPU	92,192	90,349
Income per common unit – basic
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common unit holders	$0.21	0.17
Income per common unit – diluted
Continuing operations	$0.21	0.14
Discontinued operations	—	0.03
Net income attributable to common unit holders	$0.21	0.17

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2014

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2014 and December 31, 2013, the Company had $19.3 million letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"); changes in leasing activity and market rents; timing of development starts; meeting development schedules; natural disasters in geographic areas in which we operate; cost of environmental remediation; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Overview of Our Strategy

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. We endeavor to be a preeminent, best-in-class grocery-anchored shopping center company, distinguished by total shareholder return and per share growth in Core Funds from Operations ("Core FFO") and Net Asset Value ("NAV"). We work to achieve these goals through:

•	reliable growth in net operating income ("NOI") from a high-quality, growing portfolio of thriving, neighborhood and community shopping centers;

•	disciplined value-add development and redevelopment activities that profitably create and enhance high-quality shopping centers;

•	a conservative balance sheet and track record of accessing capital in a cost effective manner to withstand market volatility and to efficiently fund investments; and,

•	an engaged and talented team of people reflecting our culture.

All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

As of March 31, 2014, we directly owned 206 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.1 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 126 shopping centers (the “Unconsolidated Properties”) located in 23 states and the District of Columbia representing 15.5 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. As of March 31, 2014, our Consolidated Properties were 94.3% leased, as compared to 93.9% as of March 31, 2013 and 94.5% as of December 31, 2013.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. Development serves the growth needs of our anchors and retailers, resulting in high-quality shopping centers with long-term anchor leases that produce attractive returns on our invested capital and we generally have an executed lease from the anchor tenant before we start construction. The development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including property sales, equity offerings, and new debt.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	March 31, 2014	December 31, 2013
Number of Properties	206	202
Properties in Development	7	6
Gross Leasable Area	23,092	22,472
% Leased – Operating and Development	94.3%	94.5%
% Leased – Operating	94.9%	95.0%
Weighted average annual effective rent per square foot (1)	$17.86	17.40
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	March 31, 2014	December 31, 2013
Number of Properties	126	126
Gross Leasable Area	15,527	15,508
% Leased – Operating	95.9%	96.2%
Weighted average annual effective rent per square foot (1)	$17.94	17.34
(1) Net of tenant concessions.

The following table summarizes leasing activity for the three months ended March 31, 2014 and 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	2014
	Leasing Transactions	SFT (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	107	506	$17.99	$5.89	$7.13
Renewals	159	386	$22.61	$0.66	$2.58
Total (1)	266	892	$19.99	$3.63	$5.16

	2013
	Leasing Transactions	SFT (in thousands)	Base Rent / SF	Tenant Improvements / SF	Leasing Commissions / SF
New leases	100	194	$23.57	$6.70	$9.55
Renewals	228	505	$24.21	$0.35	$2.56
Total (1)	328	699	$24.03	$2.11	$4.50
(1) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot.

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at March 31, 2014:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.5%	4.5%
Publix	50	6.9%	4.1%
Safeway	45	4.3%	2.5%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

In March 2014, Safeway and Albertsons announced a definitive agreement to merge. In addition to the number of stores leased by Safeway noted above, we have 11 stores with Albertsons, representing 1% of annualized base rent.  There is the possibility that store closures could occur at either of the grocery chains as a result of the merger.

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

Our management team devotes significant time to monitoring consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may affect our tenants. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our ATM equity program and Line as of March 31, 2014 (in thousands):

March 31, 2014
ATM equity program
Total capacity	$200,000
Remaining capacity	$200,000

Line
Total capacity	$800,000
Remaining capacity (1)	$710,700
Maturity (2)	September 2016
(1) Net of letters of credit
(2) Subject to a one-year extension at the Company's option.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013	Change
Net cash provided by operating activities	$52,264	41,282	10,982
Net cash used in investing activities	(117,053)	(30,088)	(86,965)
Net cash provided by (used in) financing activities	19,264	(11,141)	30,405
Net (decrease) increase in cash and cash equivalents	$(45,525)	53	(45,578)
Total cash and cash equivalents	$35,159	22,402	12,757

Net cash provided by operating activities:

Net cash provided by operating activities during the three months ended March 31, 2014 was $11.0 million more than the three months ended March 31, 2013 primarily due to higher net income and timing of cash receipts and payments within operating activities. We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $48.3 million and $41.4 million for the three months ended March 31, 2014 and 2013, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.47 per share, payable on June 4, 2014. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities during the three months ended March 31, 2014 increased by $87.0 million compared to the three months ended March 31, 2013, primarily due to the acquisitions of shopping centers in 2014 and increased capital expenditures during 2014.

Significant investing and divesting activities during the three months ended March 31, 2014 include:

•	We received proceeds of $4.5 million from the sale of real estate investments, including one shopping center and two out-parcels;

•
We paid $78.9 million, net of debt assumed and other liabilities, for the acquisition of the 80% controlling interest in three shopping centers located in Fairfield, CT and one wholly-owned shopping center located in Austin, TX; and,

•	We paid $46.6 million for the development, redevelopment, improvement and leasing of our real estate properties as comprised of the following (in thousands):

	Three months ended March 31,
	2014	2013	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$13,435	—	13,435
Building improvements and other	4,956	5,812	(856)
Tenant allowances	1,139	1,373	(234)
Redevelopment costs	6,066	588	5,478
Development costs	14,233	19,627	(5,394)
Capitalized interest	1,641	1,062	579
Capitalized direct compensation	5,178	3,886	1,292
Real estate development and capital improvements	$46,648	32,348	14,300

During the three months ended March 31, 2014, we acquired one land parcel for $13.4 million compared to no land parcels acquired during the three months ended March 31, 2013.

The increase in redevelopment costs is primarily due to the timing of our redevelopment projects.  The redevelopment costs were higher in the three months ended March 31, 2014 primarily due to two redevelopments that started after March 31, 2013.

At March 31, 2014, we had seven development projects that were either under construction or in lease up, compared to six such development projects at December 31, 2013. The following table details our development projects as of March 31, 2014 (in thousands, except cost per square foot):

Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After Partner Participation (1)	Estimated Net Costs to Complete (1)	Company Owned GLA	Cost per square foot of GLA (1)
Shops at Erwin Mill	Durham, NC	Q1-12	Nov-13	$14,593	$2,176	87	$168
Juanita Tate Marketplace	Los Angeles, CA	Q2-13	Apr-14	17,189	6,672	77	223
Shops on Main	Schererville, IN	Q2-13	March-14	38,792	11,445	211	184
Fountain Square	Miami, FL	Q3-13	Nov-14	53,131	26,610	180	295
Glen Gate	Glenview, IL	Q4-13	Feb-15	29,725	19,167	103	289
Shoppes on Riverside	Jacksonville, FL	Q4-13	Oct-14	14,844	9,711	50	297
Persimmon Place	Dublin, CA	Q1-14	May-15	59,976	44,091	152	395
Total				$228,250	$119,872	860	$265	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

There were no development projects completed during the three months ended March 31, 2014.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the three months ended March 31, 2014, we capitalized $1.6 million of interest expense and $3.0 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $1 million per annum.

Net cash provided by (used in) financing activities:

Net cash flows from financing activities during the three months ended March 31, 2014 changed by $30.4 million compared to the three months ended March 31, 2013, primarily due to additional proceeds borrowed from the Line in 2014 and payments on our unsecured credit facilities in 2013, offset by additional proceeds received from common stock issuances in 2013.

Significant financing activities during the three months ended March 31, 2014 include:

•	We received $70 million from draws on our Line used to fund investing activities; and,

•	We paid dividends to our common and preferred stockholders of $42.9 million and $5.3 million, respectively.

We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2014, 74.9% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times and 2.3 times for the three months ended March 31, 2014 and 2013, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2014, we estimate that we will require approximately $350.6 million, including $165.8 million for in process developments and redevelopments, $165.5 million to repay maturing debt, and $19.3 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. At March 31, 2014, our joint ventures had $73.0 million of scheduled secured mortgage loans and credit lines maturing through 2014.

To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt and may refinance maturing mortgages. Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We were in compliance with these covenants at March 31, 2014 and expect to remain in compliance.

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

We had $150.0 million of fixed rate, unsecured debt mature in April 2014, and we have $350.0 million of fixed rate, unsecured debt maturing August 2015. On April 15, 2014, we repaid the $150.0 million of maturing unsecured debt from proceeds borrowed on the Line. In order to mitigate the risk of interest rate volatility, we entered into $440.0 million of forward starting interest rate swaps for the new debt expected to be issued in 2014 and 2015. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.55%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

Investments in Real Estate Partnerships

At March 31, 2014 and December 31, 2013, we had investments in real estate partnerships of $353.8 million and $358.8 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at March 31, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Number of Co-investment Partnerships	17	17
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	126	126
Combined Assets	$2,923,217	2,939,599
Combined Liabilities	$1,614,662	1,617,920
Combined Equity	$1,308,555	1,321,679
Regency’s Share of (1)(2):
Assets	$1,028,826	1,035,842
Liabilities	$565,851	567,743
Equity	$462,975	468,099
(1) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP; however, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on the operations of Regency, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 relates to the following differences (in thousands):

	2014	2013
Equity of Regency Centers in Unconsolidated Partnerships	$462,975	468,099
add: Investment in Indian Springs at Woodlands, Ltd.	4,083	4,094
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,203)	(29,261)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Regency Centers' Investment in Real Estate Partnerships	$353,772	358,849

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with five co-investment partners, as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $6.2 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively.

Our equity method investments in real estate partnerships as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	Regency's Ownership	2014	2013
GRI - Regency, LLC (GRIR)	40.00%	$249,084	250,118
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,484	16,735
Columbia Regency Partners II, LLC (Columbia II)	20.00%	8,402	8,797
Cameron Village, LLC (Cameron)	30.00%	16,902	16,678
RegCal, LLC (RegCal)	25.00%	15,436	15,576
Regency Retail Partners, LP (the Fund) (1)	20.00%	1,807	1,793
US Regency Retail I, LLC (USAA)	20.01%	1,255	1,391
Other investments in real estate partnerships	50.00%	44,402	47,761
Total (2)		$353,772	358,849
(1) On August 13, 2013, Regency Retail Partners, LP (the Fund) sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets relates primarily to differences in inside/outside basis, as shown above.

Notes Payable - Investments in Real Estate Partnerships

At March 31, 2014, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2024, of which 98.7% had a weighted average fixed interest rate of 5.5%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 1.9%. These loans are all non-recourse, and our pro-rata share was $533.5 million.

As of March 31, 2014, scheduled principal repayments on notes payable held by our investments in real estate partnerships, were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2014	$15,030	53,015	19,960	88,005	24,853
2015	20,390	99,750	—	120,140	43,111
2016	17,553	305,058	—	322,611	113,356
2017	17,685	87,479	—	105,164	27,053
2018	18,888	37,000	—	55,888	15,723
Beyond 5 Years	54,158	775,994	—	830,152	310,013
Unamortized debt premiums, net	—	(1,261)	—	(1,261)	(657)
Total	$143,704	1,357,035	19,960	1,520,699	533,452

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended March 31, 2014 to 2013:

Our revenues increased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$94,536	86,146	8,390
Percentage rent	1,384	1,544	(160)
Recoveries from tenants and other income	31,041	25,927	5,114
Management, transaction, and other fees	6,319	6,761	(442)
Total revenues	$133,280	120,378	12,902

Minimum rent increased during 2014 as compared to 2013 due to acquisitions, dispositions, and changes in overall occupancy and average base rent for our same properties, as follows:

•	$6.1 million increase due to the acquisitions of operating properties and operations beginning at development properties during 2013 and 2014; and

•	$2.2 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2014 as compared to 2013 due to the following:

•	$1.5 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2014; and

•
$3.6 million increase in recoveries at same properties, which was driven by an increase in recoverable costs resulting from harsher winter weather conditions compared to 2013, an increase in our recovery ratio, and improvements in occupancy and market recovery rates.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$1,480	1,638	(158)
Property management fees	3,325	3,617	(292)
Leasing commissions and other fees	1,514	1,506	8
Total management, transaction, and other fees	$6,319	6,761	(442)

Asset and property management fees decreased approximately $442,000 due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$37,905	31,118	6,787
Operating and maintenance	20,505	17,141	3,364
General and administrative	14,198	17,975	(3,777)
Real estate taxes	14,799	13,231	1,568
Other expenses	2,173	1,517	656
Total operating expenses	$89,580	80,982	8,598

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due to the impact of dispositions, acquisitions and development operations, and same property operating costs, as follows:

•	$4.8 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2014, and,

•
$7.0 million increase at same properties, primarily due to additional depreciation resulting from redevelopment and capital improvements to our existing centers and increased operating and maintenance costs primarily associated with snow removal costs stemming from harsher winter weather over the same period in 2013.

General and administrative expenses decreased $3.8 million primarily due to greater capitalization of development overhead costs of $2.4 million related to higher volume of development projects and leasing activity, and a $900,000 reduction in deferred compensation expense related to the Company's non-qualified deferred compensation plan. Excluding these amounts, all other general and administrative expenses declined $500,000 on a net basis.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$27,134	27,832	(698)
Provision for impairment	225	—	225
Net investment income from deferred compensation plan	(192)	(1,071)	879
Total other expense	$27,167	26,761	406

The $879,000 decrease in net investment income from deferred compensation reflects the change in the fair value of plan assets and is consistent with the change in plan liabilities, included in general and administrative expenses above.

The following table presents the change in interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$25,637	25,818	(181)
Interest on unsecured credit facilities	851	1,160	(309)
Capitalized interest	(1,641)	(1,062)	(579)
Hedge expense	2,503	2,375	128
Interest income	(216)	(459)	243
Total interest expense, net	$27,134	27,832	(698)

Our equity in income of investments in real estate partnerships increased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$3,210	2,972	238
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	—	44	(44)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	381	251	130
Columbia Regency Partners II, LLC (Columbia II)	20.00%	183	137	46
Cameron Village, LLC (Cameron)	30.00%	187	199	(12)
RegCal, LLC (RegCal)	25.00%	92	115	(23)
Regency Retail Partners, LP (the Fund) (2)	20.00%	13	63	(50)
US Regency Retail I, LLC (USAA)	20.01%	160	107	53
BRE Throne Holdings, LLC (BRET) (3)	47.80%	—	1,230	(1,230)
Other investments in real estate partnerships	50.00%	3,582	758	2,824
Total		$7,808	5,876	1,932

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

The $1.9 million increase in our equity in income in investments in real estate partnerships for 2014, as compared to 2013, is primarily due to a $2.9 million increase in 2014 from the Company's share of gain on sale of land in a single property partnership, offset by a decrease of $1.2 million on the ownership interest retained in BRET earned in 2013.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 (in thousands):

	2014	2013	Change
Income from continuing operations before tax	$24,341	18,511	5,830
Discontinued operations
Operating income, excluding provision for impairment	—	2,623	(2,623)
Income from discontinued operations	—	2,623	(2,623)
Gain on sale of real estate	715	—	715
Income attributable to noncontrolling interests	(401)	(314)	(87)
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$19,389	15,554	3,835
Net income attributable to exchangeable operating partnership units	42	39	3
Net income attributable to common unit holders	$19,431	15,593	3,838

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

•
Core FFO is an additional performance measure used by Regency as the computation of FFO includes certain non-cash and non-comparable items that affect the Company's period-over-period performance.  Core FFO excludes from FFO, but is not limited to: (a) transaction related gains, income or expense; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other non-core amounts as they occur.  The Company provides a reconciliation of FFO to Core FFO.

The Company's reconciliation of property revenues and property expenses to Same Property NOI, on a pro rata basis, for the periods ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended March 31,
	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations before tax	$49,287	(24,946)	24,341	49,049	(30,538)	18,511
Less:
Management, transaction, and other fees	—	6,319	6,319	—	6,761	6,761
Other (2)	1,932	522	2,454	1,542	600	2,142
Plus:
Depreciation and amortization	33,255	4,650	37,905	29,423	1,695	31,118
General and administrative	—	14,198	14,198	—	17,975	17,975
Other operating expense, excluding provision for doubtful accounts	14	1,827	1,841	299	667	966
Other expense	7,133	20,034	27,167	7,456	19,305	26,761
Equity in income (loss) of investments in real estate excluded from NOI (3)	17,039	(2,830)	14,209	17,036	492	17,528
NOI from properties sold	(186)	186	—	(144)	4,308	4,164
Pro-rata NOI	$104,610	6,278	110,888	101,577	6,543	108,120
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

Our same property pool includes the following number of shopping centers, pro rata GLA (in thousands), and changes therein during the three months ended March 31, 2014 and 2013:

	2014		2013
	Number	GLA	Number	GLA
Beginning same property pool	304	25,109	323	25,803
Acquired properties owned for entirety of comparable periods	6	560	6	476
Developments that reached completion by beginning of earliest comparable period presented	5	360	4	359
Disposed properties	(1)	(11)	—	—
SFT adjustments (1)	—	32	—	(6)
Distribution-in-kind from unconsolidated real estate investments, net	—	—	(3)	6
Ending same property pool	314	26,050	330	26,638
(1) SFT adjustments arise from remeasurements or redevelopments.

The major components of pro rata same property NOI growth of 3.0% include the following:

	2014	2013	Change
Base rent	$109,022	106,415	2,607
Percentage rent	1,997	2,187	(190)
Recovery revenue	33,785	29,733	4,052
Other income	2,713	1,778	935
Operating expenses	42,907	38,536	4,371
Pro rata same property NOI	$104,610	101,577	3,033

Pro rata same property base rent increased $2.6 million, driven by increases in contractual rent steps, rental rate growth, and changes in occupancy.

Pro rata same property recovery revenue increased $4.1 million due to greater recovery rates driven by market rates and occupancy improvements, as well as increases in recoverable costs.

Pro rata same property operating expenses increased $4.4 million due to increases in real estate tax assessments and increased common area expenses primarily related to snow removal costs associated with the harsher winter weather in 2014.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO for the periods ended March 31, 2014 to 2013 is as follows (in thousands, except share information):

	Three months ended March 31,
	2014	2013
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$19,389	15,554
Adjustments to reconcile to FFO:
Depreciation and amortization - consolidated	37,112	31,872
Depreciation and amortization - unconsolidated	10,089	10,618
Consolidated joint venture partners' share of depreciation	(463)	(209)
Gain on sale of operating properties, net of tax (1)	(708)	—
Exchangeable operating partnership units	42	39
FFO	$65,461	57,874
Reconciliation of FFO to Core FFO
FFO	$65,461	57,874
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit cost (1)	1,341	441
Gain on sale of land (1)	(2,905)
Provision for impairment to land	225	—
Interest rate swap ineffectiveness (1)	—	7
Core FFO	$64,122	58,322
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2013.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2014.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended March 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2014	—	$—	—	$—
February 1 through February 28, 2014	67,001	$48.00	—	$—
March 1 through March 31, 2014	—	$—	—	$—

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

May 8, 2014	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 8, 2014	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)