Form 10-Q
period 2014-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2014-08-08
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 92,357,891 as of August 5, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2014, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(in thousands, except share data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,318,518	1,249,779
Buildings and improvements	2,711,144	2,590,302
Properties in development	225,793	186,450
	4,255,455	4,026,531
Less: accumulated depreciation	892,695	844,873
	3,362,760	3,181,658
Investments in real estate partnerships	339,922	358,849
Net real estate investments	3,702,682	3,540,507
Cash and cash equivalents	36,736	80,684
Restricted cash	8,912	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,286 and $3,922 at June 30, 2014 and December 31, 2013, respectively	33,510	26,319
Straight-line rent receivable, net of reserve of $716 and $547 at June 30, 2014 and December 31, 2013, respectively	53,673	50,612
Notes receivable	11,917	11,960
Deferred costs, less accumulated amortization of $76,838 and $73,231 at June 30, 2014 and December 31, 2013, respectively	73,659	69,963
Acquired lease intangible assets, less accumulated amortization of $30,930 and $25,591 at June 30, 2014 and December 31, 2013, respectively	53,543	44,805
Trading securities held in trust, at fair value	27,604	26,681
Other assets (note 4)	41,535	52,465
Total assets	$4,043,771	3,913,516
Liabilities and Equity
Liabilities:
Notes payable	$1,946,063	1,779,697
Unsecured credit facilities	85,000	75,000
Accounts payable and other liabilities	141,063	147,045
Acquired lease intangible liabilities, less accumulated accretion of $12,130 and $10,102 at June 30, 2014 and December 31, 2013, respectively	29,703	26,729
Tenants’ security and escrow deposits and prepaid rent	23,540	23,911
Total liabilities	2,225,369	2,052,382
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at June 30, 2014 and December 31, 2013, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 92,357,585 and 92,333,161 shares issued at June 30, 2014 and December 31, 2013, respectively	923	923
Treasury stock at cost, 418,001 and 373,042 shares held at June 30, 2014 and December 31, 2013, respectively	(18,952)	(16,726)
Additional paid in capital	2,431,928	2,426,477
Accumulated other comprehensive loss	(36,412)	(17,404)
Distributions in excess of net income	(916,576)	(874,916)
Total stockholders’ equity	1,785,911	1,843,354
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $8,872 and $7,676 at June 30, 2014 and December 31, 2013, respectively	(1,817)	(1,426)
Limited partners’ interests in consolidated partnerships	34,308	19,206
Total noncontrolling interests	32,491	17,780
Total equity	1,818,402	1,861,134
Total liabilities and equity	$4,043,771	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Minimum rent	$97,778	87,006	$192,314	173,151
Percentage rent	545	297	1,930	1,842
Recoveries from tenants and other income	30,316	28,263	61,357	54,190
Management, transaction, and other fees	6,253	6,741	12,572	13,502
Total revenues	134,892	122,307	268,173	242,685
Operating expenses:
Depreciation and amortization	36,023	31,082	73,929	62,199
Operating and maintenance	19,498	17,481	40,003	34,622
General and administrative	15,223	14,966	29,421	32,942
Real estate taxes	14,898	13,750	29,697	26,980
Other operating expenses	1,795	1,579	3,968	3,098
Total operating expenses	87,437	78,858	177,018	159,841
Other expense (income):
Interest expense, net of interest income of $465 and $292, and $681 and $751 for the three and six months ended June 30, 2014 and 2013, respectively	27,445	27,781	54,580	55,613
Provision for impairment	—	—	225	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) loss of ($290) and $17, and ($183) and $848 for the three and six months ended June 30, 2014 and 2013, respectively	(628)	38	(821)	(1,034)
Total other expense	26,817	27,819	53,984	54,579
Income before equity in income of investments in real estate partnerships	20,638	15,630	37,171	28,265
Equity in income of investments in real estate partnerships	8,832	6,012	16,640	11,888
Income from continuing operations	29,470	21,642	53,811	40,153
Discontinued operations, net:
Operating income	—	2,700	—	5,323
Gain on sale of operating properties, net	—	11,410	—	11,410
Income from discontinued operations	—	14,110	—	16,733
Income before gain on sale of real estate	29,470	35,752	53,811	56,886
Gain on sale of real estate	1,691	1,717	2,406	1,717
Net income	31,161	37,469	56,217	58,603
Noncontrolling interests:
Exchangeable operating partnership units	(53)	(70)	(95)	(109)
Limited partners’ interests in consolidated partnerships	(360)	(270)	(719)	(545)
Income attributable to noncontrolling interests	(413)	(340)	(814)	(654)
Net income attributable to the Company	30,748	37,129	55,403	57,949
Preferred stock dividends	(5,266)	(5,265)	(10,531)	(10,531)
Net income attributable to common stockholders	$25,482	31,864	$44,872	47,418
Income per common share - basic:
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common stockholders	$0.28	0.35	$0.48	0.52
Income per common share - diluted:
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common stockholders	$0.28	0.35	$0.48	0.52
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$31,161	37,469	$56,217	58,603
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of net loss on settled derivative instruments recognized in net income	2,165	2,366	4,532	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(11,153)	18,332	(24,953)	21,704
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	153	8	305	16
Unrealized gain on available-for-sale securities (note 4)	914	—	914	—
Other comprehensive (loss) income	(7,921)	20,706	(19,202)	26,453
Comprehensive income	23,240	58,175	37,015	85,056
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	413	340	814	654
Other comprehensive income (loss) attributable to noncontrolling interests	(108)	43	(194)	57
Comprehensive income attributable to noncontrolling interests	305	383	620	711
Comprehensive income attributable to the Company	$22,935	57,792	$36,395	84,345
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	57,949	57,949	109	545	654	58,603
Other comprehensive income	—	—	—	—	26,396	—	26,396	50	7	57	26,453
Deferred compensation plan, net	—	—	(1,428)	1,428	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	6,978	—	—	6,978	—	—	—	6,978
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,921)	—	—	(2,921)	—	—	—	(2,921)
Common stock issued for dividend reinvestment plan	—	—	—	578	—	—	578	—	—	—	578
Common stock issued for stock offerings, net of issuance costs	—	19	—	98,259	—	—	98,278	—	—	—	98,278
Contributions from partners	—	—	—	—	—	—	—	—	39	39	39
Distributions to partners	—	—	—	—	—	—	—	—	(3,311)	(3,311)	(3,311)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($0.925 per share)	—	—	—	—	—	(83,874)	(83,874)	(171)	—	(171)	(84,045)
Balance at June 30, 2013	$325,000	923	(16,352)	2,416,632	(31,319)	(871,266)	1,823,618	(1,165)	13,579	12,414	1,836,032

Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	55,403	55,403	95	719	814	56,217
Other comprehensive loss	—	—	—	—	(19,008)	—	(19,008)	(34)	(160)	(194)	(19,202)
Deferred compensation plan, net	—	—	(2,226)	2,226	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	5,831	—	—	5,831	—	—	—	5,831
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,210)	—	—	(3,210)	—	—	—	(3,210)
Common stock issued for dividend reinvestment plan	—	—	—	604	—	—	604	—	—	—	604
Redemption of partnership units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,551	15,551	15,551
Distributions to partners	—	—	—	—	—	—	—	—	(1,008)	(1,008)	(1,008)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($0.94 per share)	—	—	—	—	—	(86,532)	(86,532)	(152)	—	(152)	(86,684)
Balance at June 30, 2014	$325,000	923	(18,952)	2,431,928	(36,412)	(916,576)	1,785,911	(1,817)	34,308	32,491	1,818,402
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$56,217	58,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,928	65,170
Amortization of deferred loan cost and debt premium	5,675	6,175
Accretion of above and below market lease intangibles, net	(1,698)	(1,042)
Stock-based compensation, net of capitalization	4,534	6,159
Equity in income of investments in real estate partnerships	(16,640)	(11,888)
Net gain on sale of properties	(2,406)	(13,127)
Provision for impairment	225	—
Distribution of earnings from operations of investments in real estate partnerships	18,736	24,376
Settlement of derivative instruments	4,648	—
Loss on derivative instruments	(9)	(9)
Deferred compensation expense	830	1,051
Realized and unrealized gains on trading securities held in trust	(847)	(1,051)
Changes in assets and liabilities:
Restricted cash	37	1,118
Accounts receivable	(10,365)	(328)
Straight-line rent receivables, net	(3,062)	(2,612)
Deferred leasing costs	(5,323)	(4,212)
Other assets	(2,016)	(3,175)
Accounts payable and other liabilities	(1,964)	(12,028)
Tenants’ security and escrow deposits and prepaid rent	(904)	(3,846)
Net cash provided by operating activities	119,596	109,334
Cash flows from investing activities:
Acquisition of operating real estate	(79,444)	(26,676)
Development of real estate, including acquisition of land	(93,764)	(84,209)
Proceeds from sale of real estate investments	7,790	84,699
Collection of notes receivable	—	6,025
Investments in real estate partnerships	(4,287)	(8,060)
Distributions received from investments in real estate partnerships	21,496	11,457
Dividends on trading securities held in trust	66	70
Acquisition of securities	(18,195)	(15,679)
Proceeds from sale of securities	3,702	10,632
Net cash used in investing activities	(162,636)	(21,741)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	98,278
Proceeds from sale of treasury stock	—	34
Redemption of preferred stock and partnership units	(300)	—
Distributions to limited partners in consolidated partnerships, net	(938)	(3,272)
Distributions to exchangeable operating partnership unit holders	(152)	(171)
Dividends paid to common stockholders	(85,928)	(83,296)
Dividends paid to preferred stockholders	(10,531)	(5,265)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—
Proceeds from unsecured credit facilities	245,000	77,000
Repayment of unsecured credit facilities	(235,000)	(122,000)
Proceeds from notes payable	655	8,250
Repayment of notes payable	(6,615)	(16,349)
Scheduled principal payments	(3,413)	(3,893)
Payment of loan costs	(2,391)	(115)
Net cash used in financing activities	(908)	(50,799)
Net (decrease) increase in cash and cash equivalents	(43,948)	36,794
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$36,736	59,143

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,272 and $2,305 in 2014 and 2013, respectively)	$54,083	54,670
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	5,266
Real estate received through distribution in kind	$—	7,576
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Change in fair value of derivative instruments	$24,646	21,720
Common stock issued for dividend reinvestment plan	$604	578
Stock-based compensation capitalized	$1,410	948
Contributions from limited partners in consolidated partnerships, net	$95	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$384	320
Contribution of stock awards into trust	$1,846	1,504
Distribution of stock held in trust	$4	201
Increase in fair value of securities available-for-sale	$914	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(in thousands, except unit data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,318,518	1,249,779
Buildings and improvements	2,711,144	2,590,302
Properties in development	225,793	186,450
	4,255,455	4,026,531
Less: accumulated depreciation	892,695	844,873
	3,362,760	3,181,658
Investments in real estate partnerships	339,922	358,849
Net real estate investments	3,702,682	3,540,507
Cash and cash equivalents	36,736	80,684
Restricted cash	8,912	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,286 and $3,922 at June 30, 2014 and December 31, 2013, respectively	33,510	26,319
Straight-line rent receivable, net of reserve of $716 and $547 at June 30, 2014 and December 31, 2013, respectively	53,673	50,612
Notes receivable	11,917	11,960
Deferred costs, less accumulated amortization of $76,838 and $73,231 at June 30, 2014 and December 31, 2013, respectively	73,659	69,963
Acquired lease intangible assets, less accumulated amortization of $30,930 and $25,591 at June 30, 2014 and December 31, 2013, respectively	53,543	44,805
Trading securities held in trust, at fair value	27,604	26,681
Other assets (note 4)	41,535	52,465
Total assets	$4,043,771	3,913,516
Liabilities and Capital
Liabilities:
Notes payable	$1,946,063	1,779,697
Unsecured credit facilities	85,000	75,000
Accounts payable and other liabilities	141,063	147,045
Acquired lease intangible liabilities, less accumulated accretion of $12,130 and $10,102 at June 30, 2014 and December 31, 2013, respectively	29,703	26,729
Tenants’ security and escrow deposits and prepaid rent	23,540	23,911
Total liabilities	2,225,369	2,052,382
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at June 30, 2014 and December 31, 2013, liquidation preference of $25 per unit	325,000	325,000
General partner; 92,357,585 and 92,333,161 units outstanding at June 30, 2014 and December 31, 2013, respectively	1,497,323	1,535,758
Limited partners; 159,338 and 165,796 units outstanding at June 30, 2014 and December 31, 2013	(1,817)	(1,426)
Accumulated other comprehensive loss	(36,412)	(17,404)
Total partners’ capital	1,784,094	1,841,928
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	34,308	19,206
Total noncontrolling interests	34,308	19,206
Total capital	1,818,402	1,861,134
Total liabilities and capital	$4,043,771	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Minimum rent	$97,778	87,006	$192,314	173,151
Percentage rent	545	297	1,930	1,842
Recoveries from tenants and other income	30,316	28,263	61,357	54,190
Management, transaction, and other fees	6,253	6,741	12,572	13,502
Total revenues	134,892	122,307	268,173	242,685
Operating expenses:
Depreciation and amortization	36,023	31,082	73,929	62,199
Operating and maintenance	19,498	17,481	40,003	34,622
General and administrative	15,223	14,966	29,421	32,942
Real estate taxes	14,898	13,750	29,697	26,980
Other operating expenses	1,795	1,579	3,968	3,098
Total operating expenses	87,437	78,858	177,018	159,841
Other expense (income):
Interest expense, net of interest income of $465 and $292, and $681 and $751 for the three and six months ended June 30, 2014 and 2013, respectively	27,445	27,781	54,580	55,613
Provision for impairment	—	—	225	—
Net investment (income) loss from deferred compensation plan, including unrealized (gains) loss of ($290) and $17, and ($183) and $848 for the three and six months ended June 30, 2014 and 2013, respectively	(628)	38	(821)	(1,034)
Total other expense	26,817	27,819	53,984	54,579
Income before equity in income of investments in real estate partnerships	20,638	15,630	37,171	28,265
Equity in income of investments in real estate partnerships	8,832	6,012	16,640	11,888
Income from continuing operations	29,470	21,642	53,811	40,153
Discontinued operations, net:
Operating income	—	2,700	—	5,323
Gain on sale of operating properties, net	—	11,410	—	11,410
Income from discontinued operations	—	14,110	—	16,733
Income before gain on sale of real estate	29,470	35,752	53,811	56,886
Gain on sale of real estate	1,691	1,717	2,406	1,717
Net income	31,161	37,469	56,217	58,603
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	(360)	(270)	(719)	(545)
Income attributable to noncontrolling interests	(360)	(270)	(719)	(545)
Net income attributable to the Partnership	30,801	37,199	55,498	58,058
Preferred unit distributions	(5,266)	(5,265)	(10,531)	(10,531)
Net income attributable to common unit holders	$25,535	31,934	$44,967	47,527
Income per common unit - basic:
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common unit holders	$0.28	0.35	$0.48	0.52
Income per common unit - diluted:
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common unit holders	$0.28	0.35	$0.48	0.52
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$31,161	37,469	$56,217	58,603
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of net loss on settled derivative instruments recognized in net income	2,165	2,366	4,532	4,733
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(11,153)	18,332	(24,953)	21,704
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	153	8	305	16
Unrealized gain on available-for-sale securities (note 4)	914	—	914	—
Other comprehensive (loss) income	(7,921)	20,706	(19,202)	26,453
Comprehensive income	23,240	58,175	37,015	85,056
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	360	270	719	545
Other comprehensive income (loss) attributable to noncontrolling interests	(92)	4	(160)	7
Comprehensive income attributable to noncontrolling interests	268	274	559	552
Comprehensive income attributable to the Partnership	$22,972	57,901	$36,456	84,504
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2014 and 2013 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2012	$1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	57,949	109	—	58,058	545	58,603
Other comprehensive income	—	50	26,396	26,446	7	26,453
Contributions from partners	—	—	—	—	39	39
Distributions to partners	(83,874)	(171)	—	(84,045)	(3,311)	(87,356)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	6,978	—	—	6,978	—	6,978
Common units issued as a result of common stock issued by Parent Company, net of repurchases	95,935	—	—	95,935	—	95,935
Balance at June 30, 2013	1,854,937	(1,165)	(31,319)	1,822,453	13,579	1,836,032

Balance at December 31, 2013	1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	55,403	95	—	55,498	719	56,217
Other comprehensive loss	—	(34)	(19,008)	(19,042)	(160)	(19,202)
Contributions from partners	—	—	—	—	15,551	15,551
Distributions to partners	(86,532)	(152)	—	(86,684)	(1,008)	(87,692)
Redemption of partnership units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	5,831	—	—	5,831	—	5,831
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(2,606)	—	—	(2,606)	—	(2,606)
Balance at June 30, 2014	$1,822,323	(1,817)	(36,412)	1,784,094	34,308	1,818,402
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$56,217	58,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,928	65,170
Amortization of deferred loan cost and debt premium	5,675	6,175
Accretion of above and below market lease intangibles, net	(1,698)	(1,042)
Stock-based compensation, net of capitalization	4,534	6,159
Equity in income of investments in real estate partnerships	(16,640)	(11,888)
Net gain on sale of properties	(2,406)	(13,127)
Provision for impairment	225	—
Distribution of earnings from operations of investments in real estate partnerships	18,736	24,376
Settlement of derivative instruments	4,648	—
Loss on derivative instruments	(9)	(9)
Deferred compensation expense	830	1,051
Realized and unrealized gains on trading securities held in trust	(847)	(1,051)
Changes in assets and liabilities:
Restricted cash	37	1,118
Accounts receivable	(10,365)	(328)
Straight-line rent receivables, net	(3,062)	(2,612)
Deferred leasing costs	(5,323)	(4,212)
Other assets	(2,016)	(3,175)
Accounts payable and other liabilities	(1,964)	(12,028)
Tenants’ security and escrow deposits and prepaid rent	(904)	(3,846)
Net cash provided by operating activities	119,596	109,334
Cash flows from investing activities:
Acquisition of operating real estate	(79,444)	(26,676)
Development of real estate, including acquisition of land	(93,764)	(84,209)
Proceeds from sale of real estate investments	7,790	84,699
Collection of notes receivable	—	6,025
Investments in real estate partnerships	(4,287)	(8,060)
Distributions received from investments in real estate partnerships	21,496	11,457
Dividends on trading securities held in trust	66	70
Acquisition of securities	(18,195)	(15,679)
Proceeds from sale of securities	3,702	10,632
Net cash used in investing activities	(162,636)	(21,741)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	98,278
Proceeds from sale of treasury stock	—	34
Redemption of preferred partnership units	(300)	—
Distributions (to) from limited partners in consolidated partnerships, net	(938)	(3,272)
Distributions to partners	(86,080)	(83,467)
Distributions to preferred unit holders	(10,531)	(5,265)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—
Proceeds from unsecured credit facilities	245,000	77,000
Repayment of unsecured credit facilities	(235,000)	(122,000)
Proceeds from notes payable	655	8,250
Repayment of notes payable	(6,615)	(16,349)
Scheduled principal payments	(3,413)	(3,893)
Payment of loan costs	(2,391)	(115)
Net cash used in financing activities	(908)	(50,799)
Net (decrease) increase in cash and cash equivalents	(43,948)	36,794
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$36,736	59,143

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,272 and $2,305 in 2014 and 2013, respectively)	$54,083	54,670
Supplemental disclosure of non-cash transactions:
Preferred unit and stock distribution declared and not paid	$—	5,266
Real estate received through distribution in kind	$—	7,576
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Change in fair value of derivative instruments	$24,646	21,720
Common stock issued for dividend reinvestment plan	$604	578
Stock-based compensation capitalized	$1,410	948
Contributions from limited partners in consolidated partnerships, net	$95	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$384	320
Contribution of stock awards into trust	$1,846	1,504
Distribution of stock held in trust	$4	201
Increase in fair value of securities available-for-sale	$914	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of June 30, 2014, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 206 retail shopping centers and held partial interests in an additional 122 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Reclassification and Immaterial Correction to Prior Period Financial Statements
Certain prior period amounts have been reclassified to conform to current period presentation. In addition, the Company has corrected the Consolidated Statements of Cash Flows related to the timing of payments for development activity that were not correctly classified as investing activity. The correction was a reclassification between cash flows from operating activities and cash flows from investing activities for the six months ended June 30, 2013. The correction resulted in an increase in cash flows from operating activities of $5.3 million during the six months ended June 30, 2013, with a corresponding increase in cash used in investing activity during the same period, which the Company has concluded was not significant.

Accounting Policies

Available-for-Sale Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Equity and Capital. The fair value of securities is determined using quoted market prices.

Recent Accounting Pronouncements

In July 2013, the FASB issued updated guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that would apply in settlement of an uncertain tax position. The guidance was effective as of the first quarter of 2014 and its adoption did not have a material effect on the Company’s consolidated financial positions.

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
June 30, 2014

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired for development (in thousands):

Six months ended June 30, 2014
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	149,344	77,730	12,733	5,647
6/2/2014	Willow Oaks Crossing	Concord, NC	Development	100%	3,342	—	—	—
Total property acquisitions					$189,386	78,049	15,062	5,938

Six months ended June 30, 2013
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
5/30/13	Preston Oaks	Dallas, TX	Operating	100%	$27,000	—	3,396	7,597
Total property acquisitions					$27,000	—	3,396	7,597

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net proceeds from sale of real estate investments	$2,747	82,364	$7,219	82,364
Net gain on sale of real estate	$1,691	13,127	$2,406	13,127
Number of operating properties sold	1	4	2	4
Number of land out-parcels sold	1	—	3	—
Percent interest sold	100%	100%	100%	100%

As a result of adopting ASU No. 2014-08, there were no discontinued operations for the three and six months ended June 30, 2014 as none of the current year sales represented a strategic shift that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during 2013 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2013	2013
Revenues	$5,119	$10,850
Operating expenses	2,419	5,527
Operating income from discontinued operations	$2,700	$5,323

4.    Available-for-Sale Securities

Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets, and consists of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Common stock	$14,350	$914	$—	$15,264

The Company did not have any available-for-sale securities at December 31, 2013.

During the six months ended June 30, 2014, the Company acquired common stock of AmREIT, Inc. ("AmREIT"), a publicly traded real estate investment trust, and has publicly announced an offer to acquire the remaining shares of AmREIT. See note 12, commitments and contingencies, for further discussion. During the six months ended June 30, 2014, no available-for-sale securities were sold. Net unrealized holding gains on available-for-sale securities of approximately $914,000 for the six months ended June 30, 2014, have been included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	2014	2013
Notes payable:
Fixed rate mortgage loans	$511,036	444,245
Variable rate mortgage loans	37,755	37,100
Fixed rate unsecured loans	1,397,272	1,298,352
Total notes payable	1,946,063	1,779,697
Unsecured credit facilities:
Line of Credit	10,000	—
Term Loan	75,000	75,000
Total unsecured credit facilities	85,000	75,000
Total debt outstanding	$2,031,063	1,854,697

Significant loan activity since December 31, 2013, excluding scheduled principal payments, includes:

•	On February 14, 2014, the Company assumed debt of $319,000, net of premiums, related to the Shops at Mira Vista acquisition.

•	On March 7, 2014, the Company assumed debt of $77.7 million, net of premiums, related to the Fairfield Portfolio acquisition.

•	On April 15, 2014, the Company repaid $150.0 million of 4.95% ten-year unsecured public debt.

•	On May 1, 2014, the Company repaid $6.6 million on a mortgage loan maturing in 2014.

•	On May 26, 2014, the Company issued $250.0 million of 3.75% ten-year unsecured public debt, which matures on June 15, 2024.

•
On June 27, 2014, the Company amended its existing senior unsecured term loan facility (the "Term Loan"). The amendment established a new Term Loan size of $165.0 million, extended the maturity date to June 27, 2019 and reduced the applicable interest rate. The Term Loan will bear interest at LIBOR plus a ratings based margin of 1.15% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating, and is subject to a fee of 0.2% per annum on the undrawn balance. Remaining deferred loan costs were expensed upon amending the Term Loan and new loan costs incurred were capitalized. The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.

•	During 2014, the Company drew approximately $655,000 on a construction loan for the planned redevelopment of a center acquired in 2013.

•	The Company borrowed a net $10.0 million on its $800.0 million Line of Credit (the "Line") to fund acquisitions and development costs during the six months ended June 30, 2014.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

As of June 30, 2014, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2014	$3,826	9,000	—	12,826
2015	6,358	82,675	350,000	439,033
2016	5,867	41,442	10,000	57,309
2017	5,121	115,989	400,000	521,110
2018	4,165	57,358	—	61,523
Beyond 5 Years	17,224	190,955	725,000	933,179
Unamortized debt premiums (discounts), net	—	8,811	(2,728)	6,083
Total	$42,561	506,230	1,482,272	2,031,063
(1) Includes unsecured public debt and unsecured credit facilities.

The Company believes it was in compliance as of June 30, 2014 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of June 30, 2014 and December 31, 2013 (in thousands):

							Fair Value
							Assets (3)		Liabilities (3)
Effective Date	Maturity Date	Early Termination Date (1)		Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2014	2013	2014	2013
10/1/11	9/1/14	N/A		$9,000	1 Month LIBOR	0.760%	$—	—	$(10)	(34)
10/16/13	10/16/20	N/A		28,100	1 Month LIBOR	2.196%	—	82	(589)	—
4/15/14	4/15/24	10/15/14	(2)	35,000	3 Month LIBOR	2.873%	—	1,036	—	—
4/15/14	4/15/24	10/15/14	(2)	60,000	3 Month LIBOR	2.864%	—	1,821	—	—
4/15/14	4/15/24	10/15/14	(2)	75,000	3 Month LIBOR	2.087%	—	7,476	—	—
4/15/14	4/15/24	10/15/14	(2)	50,000	3 Month LIBOR	2.088%	—	4,978	—	—
8/1/15	8/1/25	2/1/16		75,000	3 Month LIBOR	2.479%	3,484	8,516	—	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	2,322	5,670	—	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	2,320	5,658	—	—
8/1/15	8/1/25	2/1/16		45,000	3 Month LIBOR	3.412%	—	—	(1,609)	—
Total derivative financial instruments							$8,126	35,237	(2,208)	(34)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) The Company issued $250 million of new 3.75%, fixed rate ten year unsecured bonds in May 2014. Prior to issuing the bonds, the Company locked in the ten year treasury rate using forward starting interest rate swaps to mitigate the risk of interest rates rising. In connection with the issuance of the new bonds, the Company terminated and settled these swaps, resulting in net cash proceeds of $4.6 million. These proceeds will offset bond interest expense over the life of the bonds, resulting in a lower effective interest rate of 3.59%.
(3) Derivatives in an asset position are included within Other Assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts Payable and Other Liabilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

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
The Company expects to issue new debt in 2015. In order to mitigate the risk of interest rates rising before new borrowings are obtained, the Company has $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(11,153)	18,332	Interest expense	$(2,275)	(2,366)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(24,953)	21,704	Interest expense	$(4,749)	(4,732)	Other expenses	$—	(3)

As of June 30, 2014, the Company expects $9.0 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.4 million is related to previously settled swaps.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of June 30, 2014 and December 31, 2013 (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$11,917	11,600	$11,960	11,600
Financial liabilities:
Notes payable	$1,946,063	2,124,900	$1,779,697	1,936,400
Unsecured credit facilities	$85,000	85,000	$75,000	75,400

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2014 and December 31, 2013. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
June 30, 2014

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

As of June 30, 2014 and December 31, 2013, the following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	2014		2013
	Low	High	Low	High
Notes receivable	7.6%	7.6%	7.8%	7.8%
Notes payable	0.9%	4.4%	3.0%	3.5%
Unsecured credit facilities	1.3%	1.3%	1.4%	1.4%

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Trading Securities Held in Trust

The Company has investments in marketable securities, which are assets of the non-qualified deferred compensation plan ("NQDCP"), that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of trading securities are recorded within net investment (income) loss from deferred compensation plan in the accompanying Consolidated Statements of Operations.

Available-for-Sale Securities

Available-for-sale securities consist of investments in shares of marketable equity securities, and are recorded at fair value using quoted prices in an active market, which are considered Level 1 inputs of the fair value hierarchy. Unrealized gains or losses on these securities are recognized through other comprehensive income.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$27,604	27,604	—	—
Available-for-sale securities	15,264	15,264	—	—
Interest rate derivatives	8,126	—	8,126	—
Total	$50,994	42,868	8,126	—

Liabilities
Interest rate derivatives	$(2,208)	—	(2,208)	—

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$26,681	26,681	—	—
Interest rate derivatives	35,237	—	35,237	—
Total	$61,918	26,681	35,237	—

Liabilities
Interest rate derivatives	$(34)	—	(34)	—

The following tables present assets that were measured at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Land	$1,597	—	—	1,597	(225)

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$4,686	—	—	4,686	(6,000)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

Long-lived assets held and used are comprised primarily of real estate. During the six months ended June 30, 2014, the Company recognized a $225,000 impairment on three parcels of land.
During the year ended December 31, 2013, the Company recognized a $6 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, and the inability of the Company, thus far, to re-lease the anchor space.
Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The fair value of real estate measured as of June 30, 2014, is based on the anticipated sales price of the land. The following are the key inputs used in determining the fair value of real estate measured using Level 3 inputs as of December 31, 2013:

2013
Direct cap rates	8.0%
Rental growth rates	0.0%
Discount rates	9.0%
Terminal cap rates	8.5%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

In March 2014, the Parent Company filed a prospectus supplement with the Securities and Exchange Commission with respect to a new ATM equity offering program, ending the prior program established in August 2013. The March 2014 program has similar terms and conditions as the August 2013 program and authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of June 30, 2014, $200 million in common stock remained available for issuance under this ATM equity program.

There were no shares issued under the ATM equity programs for the six months ended June 30, 2014. The following shares were issued under the ATM equity programs (in thousands, except price per share data):

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Six months ended June 30, 2014
	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Unrealized Gain on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2013	$(52,542)	35,138	—	(17,404)
Net loss on cash flow derivative instruments	—	(24,669)	—	(24,669)
Amounts reclassified from other comprehensive income	4,524	225	—	4,749
Unrealized gain on available-for-sale securities	—	—	912	912
Current period other comprehensive income, net	4,524	(24,444)	912	(19,008)
Ending balance at June 30, 2014	$(48,018)	10,694	912	(36,412)

	Six months ended June 30, 2013
	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(61,991)	4,276	(57,715)
Net gain on cash flow derivative instruments	—	21,664	21,664
Amounts reclassified from other comprehensive income	4,724	8	4,732
Current period other comprehensive income, net	4,724	21,672	26,396
Ending balance at June 30, 2013	$(57,267)	25,948	(31,319)
The following represents amounts reclassified out of accumulated other comprehensive loss into earnings (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement of Operations
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss on cash flow hedges
Interest rate derivative contracts	$(2,275)	(2,366)	$(4,749)	(4,732)	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Restricted stock (1)	$2,915	3,622	$5,831	6,978
Directors' fees paid in common stock (1)	61	70	113	129
Capitalized stock-based compensation (2)	(714)	(557)	(1,410)	(948)
Stock-based compensation, net of capitalization	$2,262	3,135	$4,534	6,159
(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

During 2014, the Company granted 256,941 shares of restricted stock with a weighted-average grant-date fair value of $48.14 per share.

10.    Non-Qualified Deferred Compensation Plan

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $27.1 million and $26.1 million at June 30, 2014 and December 31, 2013, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$29,470	21,642	$53,811	40,153
Gain on sale of real estate	1,691	1,717	2,406	1,717
Less: income (loss) attributable to noncontrolling interests	413	313	814	622
Income from continuing operations attributable to the Company	30,748	23,046	55,403	41,248
Less: preferred stock dividends	5,266	5,265	10,531	10,531
Less: dividends paid on unvested restricted stock	176	185	353	369
Income from continuing operations attributable to common stockholders - basic	25,306	17,596	44,519	30,348
Add: dividends paid on Treasury Method restricted stock	22	30	31	52
Income from continuing operations attributable to common stockholders - diluted	25,328	17,626	44,550	30,400
Discontinued Operations
Income from discontinued operations	—	14,110	—	16,733
Less: income from discontinued operations attributable to noncontrolling interests	—	27	—	32
Income from discontinued operations attributable to the Company	—	14,083	—	16,701
Net Income
Net income attributable to common stockholders - basic	25,306	31,679	44,519	47,049
Net income attributable to common stockholders - diluted	$25,328	31,709	$44,550	47,101
Denominator:
Weighted average common shares outstanding for basic EPS	91,975	91,422	91,958	90,742
Incremental shares to be issued under unvested restricted stock	46	64	33	56
Weighted average common shares outstanding for diluted EPS	92,021	91,486	91,991	90,798
Income per common share – basic
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common stockholders	$0.28	0.35	$0.48	0.52
Income per common share – diluted
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common stockholders	$0.28	0.35	$0.48	0.52
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and six months ended June 30, 2014 were 159,338 and 159,804, respectively, and for the three and six months ended June 30, 2013 were 177,164.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit (in thousands except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$29,470	21,642	$53,811	40,153
Gain on sale of real estate	1,691	1,717	2,406	1,717
Less: income attributable to noncontrolling interests	360	242	719	513
Income from continuing operations attributable to the Partnership	30,801	23,117	55,498	41,357
Less: preferred unit distributions	5,266	5,265	10,531	10,531
Less: dividends paid on unvested restricted units	176	185	353	369
Income from continuing operations attributable to common unit holders - basic	25,359	17,667	44,614	30,457
Add: dividends paid on Treasury Method restricted units	22	30	31	52
Income from continuing operations attributable to common unit holders - diluted	25,381	17,697	44,645	30,509
Discontinued Operations
Income from discontinued operations	—	14,110	—	16,733
Less: income from discontinued operations attributable to noncontrolling interests	—	28	—	32
Income from discontinued operations attributable to the Partnership	—	14,082	—	16,701
Net Income
Net income attributable to common unit holders - basic	25,359	31,749	44,614	47,158
Net income attributable to common unit holders - diluted	$25,381	31,779	$44,645	47,210
Denominator:
Weighted average common units outstanding for basic EPU	92,134	91,600	92,118	90,920
Incremental units to be issued under unvested restricted stock	46	64	33	56
Weighted average common units outstanding for diluted EPU	92,180	91,664	92,151	90,976
Income per common unit – basic
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common unit holders	$0.28	0.35	$0.48	0.52
Income per common unit – diluted
Continuing operations	$0.28	0.19	$0.48	0.34
Discontinued operations	—	0.16	—	0.18
Net income attributable to common unit holders	$0.28	0.35	$0.48	0.52

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2014

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2014 and December 31, 2013, the Company had $5.7 million and $19.3 million letters of credit outstanding, respectively.

Offer to acquire AmREIT, Inc.

On July 10, 2014, the Company publicly announced its offer to acquire AmREIT, Inc. for $22.00 per share, payable in cash and/or stock. Details of the proposed transaction are available in our press release dated July 10, 2014 and Form 8-K filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"); changes in leasing activity and market rents; timing of development starts; meeting development schedules; natural disasters in geographic areas in which we operate; cost of environmental remediation; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; technology disruptions; whether and when the proposed AmREIT transaction will be consummated; the possible change in the Company’s plans following the AmREIT transaction;
unexpected costs or unexpected liabilities that may arise from the AmREIT transaction, whether or not consummated; the ability to integrate AmREIT's portfolio and personnel; and the Company’s ability to achieve the cost-savings and synergies contemplated by the proposed AmREIT transaction within the expected time frame. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

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

As of June 30, 2014, we directly owned 206 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.2 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 122 shopping centers (the “Unconsolidated Properties”) located in 22 states and the District of Columbia representing 15.2 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. As of June 30, 2014, our Consolidated Properties were 94.8% leased, as compared to 94.2% as of June 30, 2013 and 94.5% as of December 31, 2013.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. Development serves the growth needs of our anchors and retailers, resulting in high-quality shopping centers with long-term anchor leases that produce attractive returns on our invested capital, and we generally have an executed lease from the anchor tenant before we start construction. The development process typically requires two to three years once construction has commenced, but can vary subject to the size and complexity of the project. We fund our acquisition and development activity from various capital sources including property sales, equity offerings, and new debt.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	June 30, 2014	December 31, 2013
Number of Properties	206	202
Properties in Development	7	6
Gross Leasable Area	23,209	22,472
% Leased – Operating and Development	94.8%	94.5%
% Leased – Operating	95.4%	95.0%
Weighted average annual effective rent per square foot ("SFT") (1)	$17.86	17.40
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	June 30, 2014	December 31, 2013
Number of Properties	122	126
Gross Leasable Area	15,247	15,508
% Leased – Operating	95.8%	96.2%
Weighted average annual effective rent per SFT (1)	$17.96	17.34
(1) Net of tenant concessions.

The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2014	December 31, 2013
% Leased – Operating	95.4%	95.2%
≥ 10,000 SFT	98.6%	98.6%
< 10,000 SFT	90.5%	89.9%

Leasing activity remains strong in 2014 with pro-rata occupancy gains of 60 basis points in our shop space category (less than 10,000 square feet) compared to December 31, 2013. We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants. Improvements in the economy, combined with historically low levels of new supply and robust tenant demand, allow us to focus on merchandising of our centers to ensure the right mix of operators and unique retailers, which draws more retail customers to our centers.

The following table summarizes leasing activity for the six months ended June 30, 2014 and 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	2014
	Leasing Transactions (1)	SFT (in thousands)	Base Rent PSF (1)	Tenant Improvements / SF (2)	Leasing Commissions / SF (2)
New leases
≥ 10,000 SFT	15	539	$14.45	$4.38	$4.09
< 10,000 SFT	219	387	$27.39	$8.52	$12.57
Total New Leases (1)	234	926	$19.86	$6.11	$7.63
Renewals
≥ 10,000 SFT	28	597	$11.48	$0.37	$1.09
< 10,000 SFT	384	579	$27.19	$0.85	$3.44
Total Renewal Leases (1)	412	1,176	$19.21	$0.61	$2.25

	2013
	Leasing Transactions (1)	SFT (in thousands)	Base Rent PSF (1)	Tenant Improvements / SF (2)	Leasing Commissions / SF (2)
New leases
≥ 10,000 SFT	13	220	$12.37	$9.82	$3.61
< 10,000 SFT	262	457	$24.87	$8.52	$10.75
Total New Leases (1)	275	677	$20.81	$9.44	$8.43
Renewals
≥ 10,000 SFT	29	590	$11.70	$0.06	$0.81
< 10,000 SFT	459	608	$28.58	$0.55	$3.71
Total Renewal Leases (1)	488	1,198	$20.26	$0.33	$2.28
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

New leases - The base rent PSF continued to improve on new leases executed in 2014 in both the over and under 10,000 SFT categories.

Renewals - The base rent PSF for 2014 renewals declined over 2013 primarily due to tenants exercising pre-negotiated options while market rate renewals remain stable.

We seek to reduce our operating and leasing risks through geographic diversification, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at June 30, 2014:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.5%	4.6%
Publix	50	7.0%	4.1%
Safeway	45	4.2%	2.4%

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. We made an offer to acquire the outstanding shares of AmREIT. See note 12 for additional details.

The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our ATM equity program and unsecured credit facilities (in thousands):

June 30, 2014
ATM equity program
Total capacity	$200,000
Remaining capacity	$200,000

Term Loan (1)
Total capacity	$165,000
Remaining capacity	$90,000

Line
Total capacity	$800,000
Remaining capacity (2)	$784,300
Maturity (3)	September 2016

(1)  On June 27, 2014, the Company amended its existing senior unsecured term loan facility (the "Term Loan"). The amendment established a new Term Loan size of $165.0 million, extended the maturity date to June 27, 2019 and reduced the applicable interest rate. The Term Loan will bear interest at LIBOR plus a ratings based margin of 1.15% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating, and is subject to a fee of 0.20% per annum on the undrawn balance. The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.

(2) Net of letters of credit
(3) Subject to a one-year extension at the Company's option.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013	Change
Net cash provided by operating activities	$119,596	109,334	10,262
Net cash used in investing activities	(162,636)	(21,741)	(140,895)
Net cash used in financing activities	(908)	(50,799)	49,891
Net (decrease) increase in cash and cash equivalents	$(43,948)	36,794	(80,742)
Total cash and cash equivalents	$36,736	59,143	(22,407)

Net cash provided by operating activities:

Net cash provided by operating activities during the six months ended June 30, 2014 was $10.3 million more than the six months ended June 30, 2013 due to:

•	$4.6 million received upon settlement of the treasury hedges in May 2014 in connection with our bond issuance;

•	$9.8 million increase in cash from operating income; and,

•	$1.5 million net increase in cash due to timing of cash receipts and payments related to operating activities; offset by

•	$5.6 million decrease in operating cash flow distributions from our unconsolidated real estate partnerships due to liquidating three partnerships and reinvesting cash in another.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $96.6 million and $88.7 million for the six months ended June 30, 2014 and 2013, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.47 per share, payable on September 3, 2014. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities during the six months ended June 30, 2014 increased by $140.9 million compared to the six months ended June 30, 2013, primarily due to the 2014 acquisitions of shopping centers and lower 2014 proceeds on sales of real estate.

Significant investing and divesting activities during the six months ended June 30, 2014 include:

•	We received proceeds of $7.8 million from the sale of real estate investments, including two shopping centers and three out-parcels;

•
We paid $79.4 million, net of debt assumed, other liabilities and non-controlling interest, for the acquisition of the 80% controlling interest in three shopping centers located in Fairfield, CT and one wholly-owned shopping center located in Austin, TX;

•	We received $21.5 million of distributions from our unconsolidated real estate partnerships from real estate sales proceeds;

•
We paid $14.4 million for the acquisition of 834,091 shares of common stock in AmREIT, a publicly traded real estate investment trust. In July 2014, we publicly announced our offer to acquire AmREIT for $22.00 per share, payable in cash and/or stock. Details of the proposed transaction are available in our press release dated July 10, 2014 and Form 8-K filed with the Securities and Exchange Commission.

•	We paid $93.8 million for the development, redevelopment, improvement and leasing of our real estate properties as comprised of the following (in thousands):

	Six months ended June 30,
	2014	2013	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$17,282	106	17,176
Building improvements and other	10,487	11,945	(1,458)
Tenant allowances	3,147	2,618	529
Redevelopment costs	14,299	3,837	10,462
Development costs	37,007	57,828	(20,821)
Capitalized interest	3,272	2,305	967
Capitalized direct compensation	8,270	5,570	2,700
Real estate development and capital improvements	$93,764	84,209	9,555

During the six months ended June 30, 2014, we acquired two land parcels for new development projects for $17.3 million. During the six months ended June 30, 2013, we paid an additional $106,000 toward two existing land parcels and began development projects on them.

Redevelopment costs were higher in the six months ended June 30, 2014 due to an increase in the number and magnitude of redevelopments.

At June 30, 2014, we had seven development projects that were either under construction or in lease up, compared to six such development projects at December 31, 2013. Our capital expenditures on development projects were lower during 2014 due to the size of and progress on developments in 2013. During the six months ended June 30, 2013, we incurred significant capital expenditures towards two large development projects that were completed by December 31, 2013.

Capitalized interest increases as development and redevelopment costs accumulate during the construction period, which is why more interest costs were capitalized during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Capitalized direct compensation represents overhead costs of our development and construction team directly related to the development projects, with the majority of capitalizable direct compensation costs incurred at or near inception of a development project. The number of projects starting in 2014 as compared to 2013 resulted in the increase in capitalized compensation costs noted above.

The following table details our development projects as of June 30, 2014 (in thousands, except cost PSF):

Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After JV Buyout (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Shops at Erwin Mill	Durham, NC	Q1-12	Nov-13	$14,593	89%	87	$168
Shops on Main	Schererville, IN	Q2-13	March-14	38,792	77%	214	181
Fountain Square	Miami, FL	Q3-13	Nov-14	53,080	55%	180	295
Glen Gate	Glenview, IL	Q4-13	Nov-14	29,390	55%	103	285
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	14,894	49%	50	298
Persimmon Place	Dublin, CA	Q1-14	May-15	59,976	31%	153	392
Willow Oaks Crossing	Concord, NC	Q2-14	Nov-15	12,493	27%	69	181
Total				$223,218	53%	856	$261	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our development projects completed during the six months ended June 30, 2014 (in thousands, except cost per square foot):

Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Juanita Tate Marketplace	Los Angeles, CA	Q2-14	$17,289	77	$225
Total			$17,289	77	$225
(1) Includes leasing costs, net of tenant reimbursements.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the six months ended June 30, 2014, we capitalized $3.3 million of interest expense and $5.7 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately
$1.1 million per annum.

Net cash used in financing activities:

Net cash used in financing activities during the six months ended June 30, 2014 decreased by $49.9 million compared to the six months ended June 30, 2013, primarily due to 2014 proceeds from the net issuance of unsecured notes and net repayments on the Line, offset by a decrease in stock proceeds.

Significant financing activities during the six months ended June 30, 2014 include:

•	We borrowed $10.0 million, net of repayments, on our unsecured credit facility;

•
We had $150 million of 4.95% ten-year unsecured public debt mature in April 2014. In May 2014, we issued $250 million of new 3.75% ten-year unsecured public debt which matures in June 2024. In connection with the bond offering, we settled the previously locked forward starting interest rate swaps, receiving net cash proceeds of $4.6 million. These proceeds will offset bond interest expense over the life of the bonds, resulting in a lower effective interest rate of 3.59%; and,

•	We paid dividends to our common and preferred stockholders of $86.1 million and $10.5 million, respectively.

We have not issued any stock through our ATM program in 2014. In 2013, the Parent Company issued 1.9 million shares of common stock through our ATM program resulting in net proceeds of $98.3 million, which were used to fund investment activities.

We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2014, 75.6% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times and 2.4 times for the trailing four quarters ended June 30, 2014 and 2013, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2014, we estimate that we will require approximately $166.6 million, including $141.1 million for in process developments and redevelopments, $9.0 million to repay maturing debt, and $16.5 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase.

To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt. Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We were in compliance with these covenants at June 30, 2014 and expect to remain in compliance.

We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we could successfully issue new secured or unsecured debt to fund our obligations, as needed.

We have $350.0 million of fixed rate, unsecured debt maturing August 2015. In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

Investments in Real Estate Partnerships

At June 30, 2014 and December 31, 2013, we had investments in real estate partnerships of $339.9 million and $358.8 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at June 30, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Number of Co-investment Partnerships	17	17
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	122	126
Combined Assets	$2,842,982	2,939,599
Combined Liabilities	$1,587,825	1,617,920
Combined Equity	$1,255,157	1,321,679
Regency’s Share of (1)(2):
Assets	$1,006,102	1,035,842
Liabilities	$557,212	567,743
Equity	$448,890	468,099
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

(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 relates to the following differences (in thousands):

	2014	2013
Equity of Regency Centers in Unconsolidated Partnerships	$448,890	468,099
add: Investment in Indian Springs at Woodlands, Ltd. (1)	4,253	4,094
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,138)	(29,261)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Regency Centers' Investment in Real Estate Partnerships	$339,922	358,849
(1) We received returns of investment in excess of our contributions due to sales and debt financing proceed distributions, resulting in a negative investment balance in this partnership. Accordingly, the investment balance is recorded within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

Investments in real estate partnerships are primarily composed of co-investment partnerships, as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $6.0 million and $6.5 million, and $12.2 million and $13.1 million for the three and six months ended June 30, 2014 and 2013, respectively.

Our equity method investments in real estate partnerships as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	Regency's Ownership	2014	2013
GRI - Regency, LLC (GRIR)	40.00%	$246,151	250,118
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,483	16,735
Columbia Regency Partners II, LLC (Columbia II)	20.00%	3,077	8,797
Cameron Village, LLC (Cameron)	30.00%	17,025	16,678
RegCal, LLC (RegCal)	25.00%	13,663	15,576
Regency Retail Partners, LP (the Fund) (1)	20.00%	108	1,793
US Regency Retail I, LLC (USAA)	20.01%	1,188	1,391
Other investments in real estate partnerships	50.00%	42,227	47,761
Total(2)		$339,922	358,849
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

Notes Payable - Investments in Real Estate Partnerships

At June 30, 2014, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2024, of which 99.2% had a weighted average fixed interest rate of 5.5%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 1.9%. These loans are all non-recourse, and our pro-rata share was $523.2 million.

As of June 30, 2014, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2014	$9,861	47,300	11,460	68,621	20,104
2015	19,959	99,750	—	119,709	42,896
2016	17,138	305,061	—	322,199	113,151
2017	17,517	77,385	—	94,902	21,922
2018	18,888	37,000	—	55,888	15,723
Beyond 5 Years	54,158	775,994	—	830,152	310,013
Unamortized debt premiums, net	—	(1,282)	—	(1,282)	(647)
Total	$137,521	1,341,208	11,460	1,490,189	523,162

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended June 30, 2014 to 2013:

Our revenues increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$97,778	87,006	10,772
Percentage rent	545	297	248
Recoveries from tenants and other income	30,316	28,263	2,053
Management, transaction, and other fees	6,253	6,741	(488)
Total revenues	$134,892	122,307	12,585

Minimum rent increased during 2014 as compared to 2013 due to acquisitions, new development operations, and changes in occupancy and average base rent for our same properties, as follows:

•	$8.7 million increase due to the acquisitions of operating properties and operations beginning at development properties during 2013 and 2014;

•	$2.1 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases; and,

•	$17,300 pertains to operating properties sold in 2014 that no longer are reported as discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2014 as compared to 2013 due to the following:

•	$787,000 increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2014; and,

•	$1.2 million increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, driven by improvements in occupancy.

We earn fees at market-based rates for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$1,534	1,653	(119)
Property management fees	3,285	3,606	(321)
Leasing commissions and other fees	1,434	1,482	(48)
Total management, transaction, and other fees	$6,253	6,741	(488)

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$36,023	31,082	4,941
Operating and maintenance	19,498	17,481	2,017
General and administrative	15,223	14,966	257
Real estate taxes	14,898	13,750	1,148
Other operating expenses	1,795	1,579	216
Total operating expenses	$87,437	78,858	8,579

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due to the impact of acquisitions, new development operations, and same property operating costs, as follows:

•	$7.7 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2014;

•
$402,000 increase at same store properties, which was driven by an increase in real estate taxes due to higher assessed values and tenant utilities; partially offset by a decrease in snow removal costs; and,

•	$ 15,800 pertains to operating properties sold in 2014 that no longer are reported as discontinued operations.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$27,445	27,781	(336)
Net investment (loss) income from deferred compensation plan	(628)	38	(666)
Total other expense	$26,817	27,819	(1,002)

The $666,000 decrease in net investment income from deferred compensation reflects the change in the fair value of plan assets and is consistent with the change in plan liabilities, included in general and administrative expenses above.

The following table presents the changes in interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$26,121	25,992	129
Interest on unsecured credit facilities	1,069	950	119
Capitalized interest	(1,631)	(1,243)	(388)
Hedge expense	2,351	2,374	(23)
Interest income	(465)	(292)	(173)
Total interest expense, net	$27,445	27,781	(336)

Our interest expense decreased primarily due to higher amounts of interest capitalized on development and redevelopment projects, driven by the increase in cumulative project costs over the prior year.

Our equity in income of investments in real estate partnerships increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$1,916	3,557	(1,641)
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	—	4	(4)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	354	315	39
Columbia Regency Partners II, LLC (Columbia II)	20.00%	(230)	140	(370)
Cameron Village, LLC (Cameron)	30.00%	121	152	(31)
RegCal, LLC (RegCal)	25.00%	683	93	590
Regency Retail Partners, LP (the Fund) (2)	20.00%	3	123	(120)
US Regency Retail I, LLC (USAA)	20.01%	175	104	71
BRE Throne Holdings, LLC (BRET) (3)	47.80%	—	1,243	(1,243)
Other investments in real estate partnerships	50.00%	5,810	281	5,529
Total		$8,832	6,012	2,820

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

The $2.8 million increase in our equity in income in investments in real estate partnerships for 2014, as compared to 2013, is primarily due to:

•	$1.6 million decrease from the GRIR partnership due to additional depreciation expense related to redevelopment activity;

•	$424,000 pro-rata share of impairment losses recognized upon sale of two properties within Columbia II;

•	$652,000 pro-rata share of gains on one operating property disposed of within RegCal;

•	$1.2 million decrease from liquidating our interest in BRET in October 2013; and,

•	$5.0 million pro-rata share of gain on one operating property disposed of within Other investments in real estate partnerships.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 (in thousands):

	2014	2013	Change
Income from continuing operations before tax	$29,470	21,642	7,828
Discontinued operations
Gain on sale of operating properties, net	—	11,410	(11,410)
Operating income, excluding provision for impairment	—	2,700	(2,700)
Income from discontinued operations	—	14,110	(14,110)
Gain on sale of real estate	1,691	1,717	(26)
Income attributable to noncontrolling interests	(413)	(340)	(73)
Preferred stock dividends	(5,266)	(5,265)	(1)
Net income attributable to common stockholders	$25,482	31,864	(6,382)
Net income attributable to exchangeable operating partnership units	53	70	(17)
Net income attributable to common unit holders	$25,535	31,934	(6,399)

On January 1, 2014, we prospectively adopted FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which no longer requires that sales of operating properties be reported as discontinued operations unless those sales represent a strategic shift in operations. The properties sold during 2014 do not represent a strategic shift, therefore, the operating income of those sold properties remains in continuing operations.

Results from Operations

Comparison of the six months ended June 30, 2014 to 2013:

Our revenues increased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$192,314	173,151	19,163
Percentage rent	1,930	1,842	88
Recoveries from tenants and other income	61,357	54,190	7,167
Management, transaction, and other fees	12,572	13,502	(930)
Total revenues	$268,173	242,685	25,488

Minimum rent increased during 2014 as compared to 2013 due to acquisitions, new development operations, and changes in occupancy and average base rent for our same properties, as follows:

•	$14.8 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013;

•	$4.3 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases; and,

•	$116,300 pertains to operating properties sold in 2014 that no longer are reported as discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2014 as compared to 2013 due to the following:

•	$2.4 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013; and,

•	$4.7 million increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, driven by improvements in occupancy.

We earn fees at market-based rates for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$3,014	3,291	(277)
Property management fees	6,610	7,223	(613)
Leasing commissions and other fees	2,948	2,988	(40)
	$12,572	13,502	(930)

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$73,929	62,199	11,730
Operating and maintenance	40,003	34,622	5,381
General and administrative	29,421	32,942	(3,521)
Real estate taxes	29,697	26,980	2,717
Other operating expenses	3,968	3,098	870
Total operating expenses	$177,018	159,841	17,177

Depreciation and amortization, operating and maintenance expenses, and real estate taxes increased due to the impact of acquisitions, new development operations, and same property operating costs during 2014 and 2013, as follows:

•	$12.3 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013;

•
$7.5 million increase at same properties, primarily due to incremental operating expenses associated with winter weather in the first quarter of 2014, increased operating and maintenance costs, additional depreciation expense resulting from capital improvements to existing centers, and increases in real estate tax assessments; and,

•	$ 57,600 pertains to operating properties sold in 2014 that no longer are reported as discontinued operations.

In addition, general and administrative expense decreased primarily due to greater capitalization of development and leasing overhead costs of $3.9 million, due to increased development and leasing activity. There were two project starts in the current year. These costs were offset by $1.3 million of higher incentive compensation expense during 2014.

Other operating expenses includes transaction costs, which increased in 2014 due to additional operating property acquisitions.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$54,580	55,613	(1,033)
Provision for impairment	225	—	225
Net investment (loss) income from deferred compensation plan	(821)	(1,034)	213
Total other expense	$53,984	54,579	(595)

During the six months ended June 30, 2014, we recognized a $225,000 impairment on three parcels of land. We did not have any impairments during the six months ended June 30, 2013.

The following table presents the change in interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$51,758	51,810	(52)
Interest on unsecured credit facilities	1,921	2,110	(189)
Capitalized interest	(3,272)	(2,305)	(967)
Hedge expense	4,853	4,749	104
Interest income	(680)	(751)	71
Total interest expense	$54,580	55,613	(1,033)

Our interest expense decreased primarily due to higher amounts of interest capitalized on development and redevelopment projects, driven by the increase in cumulative project costs over the prior year.

Our equity in income of investments in real estate partnerships increased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$5,126	6,529	(1,403)
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	—	48	(48)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	735	566	169
Columbia Regency Partners II, LLC (Columbia II)	20.00%	(47)	277	(324)
Cameron Village, LLC (Cameron)	30.00%	308	351	(43)
RegCal, LLC (RegCal)	25.00%	775	208	567
Regency Retail Partners, LP (the Fund) (2)	20.00%	16	186	(170)
US Regency Retail I, LLC (USAA)	20.01%	335	211	124
BRE Throne Holdings, LLC (BRET) (3)	47.80%	—	2,473	(2,473)
Other investments in real estate partnerships	50.00%	9,392	1,039	8,353
Total		$16,640	11,888	4,752

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

The $4.8 million increase in our equity in income in investments in real estate partnerships for 2014, as compared to 2013, is primarily due to:

•	$1.4 million decrease from the GRIR partnership due to additional depreciation expense related to redevelopment activity;

•	$424,000 pro-rata share of impairment losses recognized upon sale of two properties within Columbia II;

•	$652,000 of gains on one operating property disposed of within RegCal;

•	$2.5 million decrease from liquidating our ownership interest in BRET in October 2013; and,

•	$8.4 million increase within our Other investment partnerships driven by the gains on sale of two land parcels and one operating property.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 (in thousands):

	2014	2013	Change
Income from continuing operations before tax	$53,811	40,153	13,658
Discontinued operations
Gain on sale of operating properties, net	—	11,410	(11,410)
Operating income, excluding provision for impairment	—	5,323	(5,323)
Income from discontinued operations	—	16,733	(16,733)
Gain on sale of real estate	2,406	1,717	689
Income attributable to noncontrolling interests	(814)	(654)	(160)
Preferred stock dividends	(10,531)	(10,531)	—
Net income attributable to common stockholders	$44,872	47,418	(2,546)
Net income attributable to exchangeable operating partnership units	95	109	(14)
Net income attributable to common unit holders	$44,967	47,527	(2,560)

On January 1, 2014, we prospectively adopted FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which no longer requires that sales of operating properties be reported as discontinued operations unless those sales represent a strategic shift in operations. The properties sold during 2014 do not represent a strategic shift, therefore, the operating income of those sold properties remains in continuing operations.

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

The Company's reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows (in thousands):

	Three months ended June 30,
	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$57,849	(28,379)	29,470	50,034	(28,392)	21,642
Less:
Management, transaction, and other fees	—	6,253	6,253	—	6,741	6,741
Other (2)	2,291	348	2,639	1,636	460	2,096
Plus:
Depreciation and amortization	29,185	6,838	36,023	29,215	1,867	31,082
General and administrative	—	15,223	15,223	—	14,966	14,966
Other operating expense, excluding provision for doubtful accounts	101	1,165	1,266	45	1,081	1,126
Other expense	7,076	19,741	26,817	7,692	20,127	27,819
Equity in income (loss) of investments in real estate excluded from NOI (3)	13,821	450	14,271	16,729	1,113	17,842
NOI from properties sold	7	(7)	—	(144)	3,980	3,836
Pro-rata NOI	$105,748	8,430	114,178	101,935	7,541	109,476

	Six months ended June 30,
	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$107,135	(53,324)	53,811	99,083	(58,930)	40,153
Less:
Management, transaction, and other fees	—	12,572	12,572	—	13,502	13,502
Other (2)	4,370	725	5,095	3,261	976	4,237
Plus:
Depreciation and amortization	62,440	11,489	73,929	58,638	3,561	62,199
General and administrative	—	29,421	29,421	—	32,942	32,942
Other operating expense, excluding provision for doubtful accounts	116	2,992	3,108	344	1,747	2,091
Other expense	14,208	39,776	53,984	15,149	39,430	54,579
Equity in income (loss) of investments in real estate excluded from NOI (3)	30,506	(2,027)	28,479	33,492	1,878	35,370
NOI from properties sold	(80)	80	—	(289)	8,288	7,999
Pro-rata NOI	$209,955	15,110	225,065	203,156	14,438	217,594

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

Our same property pool includes the following number of shopping centers, pro-rata GLA (in thousands), and changes therein:

	Three months ended June 30,
	2014		2013
	Number	GLA	Number	GLA
Beginning pro-rata same property pool	314	26,050	330	26,637
Disposed properties	(5)	(74)	(5)	(516)
SFT adjustments (1)	—	57	—	37
Ending pro-rata same property pool	309	26,033	325	26,158

	Six months ended June 30,
	2014		2013
	Number	GLA	Number	GLA
Beginning pro-rata same property pool	304	25,109	323	25,803
Acquired properties owned for entirety of comparable periods	6	560	6	476
Developments that reached completion by beginning of earliest comparable period presented	5	359	4	359
Disposed properties	(6)	(85)	(8)	(585)
SFT adjustments (1)	—	90	—	105
Ending pro-rata same property pool	309	26,033	325	26,158
(1) SFT adjustments arise from remeasurements or redevelopments.

The major components of pro-rata same property NOI growth of 3.7% and 3.3% for the three and six months ended June 30 2014, respectively, include the following:

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Base rent	$109,620	106,476	3,144	$218,252	212,512	5,740
Percentage rent	1,073	755	318	3,071	2,942	129
Recovery revenue	33,057	32,255	802	66,769	61,934	4,835
Other income	1,689	1,567	122	4,371	3,342	1,029
Operating expenses	39,691	39,118	573	82,508	77,574	4,934
Pro-rata same property NOI	$105,748	101,935	3,813	$209,955	203,156	6,799

Pro-rata same property base rent for the three and six months ended June 30 increased $3.1 million and $5.7 million, respectively, driven by increases in contractual rent steps, rental rate growth, and improvements in occupancy.

Pro-rata same property recovery revenue for the three and six months ended June 30 increased $802,000 and $4.8 million, respectively, due to greater recovery rates driven by occupancy improvements, as well as increases in recoverable costs.

Pro-rata same property operating expenses for the three and six months ended June 30 increased $573,000 and $4.9 million, respectively, due to increases in real estate tax assessments and increased common area expenses primarily related to snow removal costs associated with the harsher winter weather in 2014.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO is as follows (in thousands, except share information):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$25,482	31,864	$44,872	47,418
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	46,645	42,287	93,383	84,568
Provision for impairment (2)	424	—	424	—
Gain on sale of operating properties, net of tax (2)	(6,710)	(12,099)	(7,419)	(12,099)
Exchangeable operating partnership units	53	70	95	109
FFO	$65,894	62,122	$131,355	119,996
Reconciliation of FFO to Core FFO
FFO	$65,894	62,122	$131,355	119,996
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)	396	785	1,711	1,226
Gain on sale of land (2)	(424)	(1,090)	(3,328)	(1,090)
Provision for impairment to land	—	—	225	—
Interest rate swap ineffectiveness (2)	—	(27)	—	(20)
Loss on early debt extinguishment (2)	41	—	41	—
Core FFO	$65,907	61,790	$130,004	120,112
(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships, net of pro-rata share attributable to noncontrolling interests.
(2) Includes Regency's pro-rata share of un-consolidated co-investment partnerships.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended June 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2014	—	$—	—	$—
May 1 through May 31, 2014	—	$—	—	$—
June 1 through June 30, 2014	7,153	$55.36	—	$—

(1) Represents shares delivered in payment of withholding taxes in connection with option exercises or restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

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
Ex #    Description
10.    Material Contracts
10.1    Second Amendment to Third Amended and Restated Credit Agreement
10.2    Third Amendment to Term Loan Agreement
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

August 8, 2014	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 8, 2014	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)