Form 10-Q
period 2014-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2014-11-04
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 93,243,831 as of October 30, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2014, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 0% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(in thousands, except share data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,323,452	1,249,779
Buildings and improvements	2,703,109	2,590,302
Properties in development	273,710	186,450
	4,300,271	4,026,531
Less: accumulated depreciation	909,572	844,873
	3,390,699	3,181,658
Operating properties held for sale	12,203	—
Investments in real estate partnerships	328,398	358,849
Net real estate investments	3,731,300	3,540,507
Cash and cash equivalents	100,708	80,684
Restricted cash	9,339	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,543 and $3,922 at September 30, 2014 and December 31, 2013, respectively	25,719	26,319
Straight-line rent receivable, net of reserve of $509 and $547 at September 30, 2014 and December 31, 2013, respectively	54,947	50,612
Notes receivable	12,132	11,960
Deferred costs, less accumulated amortization of $79,504 and $73,231 at September 30, 2014 and December 31, 2013, respectively	72,559	69,963
Acquired lease intangible assets, less accumulated amortization of $35,505 and $25,591 at September 30, 2014 and December 31, 2013, respectively	52,240	44,805
Trading securities held in trust, at fair value	27,365	26,681
Other assets (note 5)	41,779	52,465
Total assets	$4,128,088	3,913,516
Liabilities and Equity
Liabilities:
Notes payable	$1,948,243	1,779,697
Unsecured credit facilities	75,000	75,000
Accounts payable and other liabilities	173,997	147,045
Acquired lease intangible liabilities, less accumulated accretion of $13,013 and $10,102 at September 30, 2014 and December 31, 2013, respectively	31,831	26,729
Tenants’ security and escrow deposits and prepaid rent	24,888	23,911
Total liabilities	2,253,959	2,052,382
Commitments and contingencies (note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at September 30, 2014 and December 31, 2013, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 93,243,593 and 92,333,161 shares issued at September 30, 2014 and December 31, 2013, respectively	932	923
Treasury stock at cost, 421,758 and 373,042 shares held at September 30, 2014 and December 31, 2013, respectively	(19,167)	(16,726)
Additional paid in capital	2,484,460	2,426,477
Accumulated other comprehensive loss	(33,963)	(17,404)
Distributions in excess of net income	(912,041)	(874,916)
Total stockholders’ equity	1,845,221	1,843,354
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $8,299 and $7,676 at September 30, 2014 and December 31, 2013, respectively	(1,935)	(1,426)
Limited partners’ interests in consolidated partnerships	30,843	19,206
Total noncontrolling interests	28,908	17,780
Total equity	1,874,129	1,861,134
Total liabilities and equity	$4,128,088	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Minimum rent	$98,620	88,784	$290,935	261,935
Percentage rent	371	415	2,301	2,257
Recoveries from tenants and other income	28,787	25,425	90,144	79,615
Management, transaction, and other fees	5,781	5,694	18,353	19,195
Total revenues	133,559	120,318	401,733	363,002
Operating expenses:
Depreciation and amortization	36,417	32,740	110,345	94,938
Operating and maintenance	18,149	16,778	58,152	51,400
General and administrative	14,463	15,001	43,883	47,942
Real estate taxes	14,832	13,351	44,529	40,332
Other operating expenses	2,062	907	5,665	4,005
Total operating expenses	85,923	78,777	262,574	238,617
Other expense (income):
Interest expense, net of interest income of $221 and $350, and $901 and $1,101 for the three and nine months ended September 30, 2014 and 2013, respectively	27,561	26,750	82,141	82,363
Provision for impairment	—	6,000	225	6,000
Net investment (income) loss, including unrealized losses (gains) of $472 and ($875), and $289 and ($1,724) for the three and nine months ended September 30, 2014 and 2013, respectively	(94)	(963)	(915)	(1,998)
Total other expense	27,467	31,787	81,451	86,365
Income from continuing operations before equity in income of investments in real estate partnerships and income taxes	20,169	9,754	57,708	38,020
Equity in income of investments in real estate partnerships	5,713	13,262	22,353	25,150
Income from continuing operations	25,882	23,016	80,061	63,170
Discontinued operations, net:
Operating income	—	1,540	—	6,863
Gain on sale of operating properties, net of tax	—	16,052	—	27,462
Income from discontinued operations	—	17,592	—	34,325
Gain on sale of real estate, net of tax	27,558	56	29,598	1,773
Net income	53,440	40,664	109,659	99,268
Noncontrolling interests:
Exchangeable operating partnership units	(90)	(73)	(185)	(183)
Limited partners’ interests in consolidated partnerships	(142)	(327)	(863)	(872)
Income attributable to noncontrolling interests	(232)	(400)	(1,048)	(1,055)
Net income attributable to the Company	53,208	40,264	108,611	98,213
Preferred stock dividends	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common stockholders	$47,942	34,998	$92,814	82,416
Income per common share - basic:
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common stockholders	$0.52	0.38	$1.00	0.90
Income per common share - diluted:
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common stockholders	$0.52	0.38	$1.00	0.90
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$53,440	40,664	$109,659	99,268
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of net loss on settled derivative instruments recognized in net income	2,107	2,367	6,639	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,651)	521	(28,603)	22,225
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	153	8	459	24
Unrealized gain on available-for-sale securities (note 5)	3,895	—	4,809	—
Other comprehensive (loss) income	2,504	2,896	(16,696)	29,348
Comprehensive income	55,944	43,560	92,963	128,616
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	232	400	1,048	1,055
Other comprehensive income (loss) attributable to noncontrolling interests	56	6	(137)	63
Comprehensive income attributable to noncontrolling interests	288	406	911	1,118
Comprehensive income attributable to the Company	$55,656	43,154	$92,052	127,498
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	98,213	98,213	183	872	1,055	99,268
Other comprehensive income	—	—	—	—	29,285	—	29,285	55	8	63	29,348
Deferred compensation plan, net	—	—	(1,616)	1,616	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	10,600	—	—	10,600	—	—	—	10,600
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,927)	—	—	(2,927)	—	—	—	(2,927)
Common stock issued for dividend reinvestment plan	—	—	—	831	—	—	831	—	—	—	831
Common stock issued for partnership units exchanged	—	—	—	302	—	—	302	(302)	—	(302)	—
Common stock issued for stock offerings, net of issuance costs	—	19	—	99,734	—	—	99,753	—	—	—	99,753
Contributions from partners	—	—	—	—	—	—	—	—	347	347	347
Distributions to partners	—	—	—	—	—	—	—	—	(3,635)	(3,635)	(3,635)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.3875 per share)	—	—	—	—	—	(126,359)	(126,359)	(245)	—	(245)	(126,604)
Balance at September 30, 2013	$325,000	923	(16,540)	2,422,466	(28,430)	(878,753)	1,824,666	(1,462)	13,891	12,429	1,837,095

Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	108,611	108,611	185	863	1,048	109,659
Other comprehensive loss	—	—	—	—	(16,559)	—	(16,559)	(29)	(108)	(137)	(16,696)
Deferred compensation plan, net	—	—	(2,441)	2,441	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	8,747	—	—	8,747	—	—	—	8,747
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,528)	—	—	(3,528)	—	—	—	(3,528)
Common stock issued for dividend reinvestment plan	—	—	—	895	—	—	895	—	—	—	895
Common stock issued for partnership units exchanged	—	—	—	137	—	—	137	(137)	—	(137)	—

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2014 and 2013 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock issued for stock offerings, net of issuance costs	—	9	—	49,291	—	—	49,300	—	—	—	49,300
Redemption of partnership units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,933	15,933	15,933
Distributions to partners	—	—	—	—	—	—	—	—	(5,051)	(5,051)	(5,051)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.41 per share)	—	—	—	—	—	(129,939)	(129,939)	(228)	—	(228)	(130,167)
Balance at September 30, 2014	$325,000	932	(19,167)	2,484,460	(33,963)	(912,041)	1,845,221	(1,935)	30,843	28,908	1,874,129
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$109,659	99,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,355	98,620
Amortization of deferred loan cost and debt premium	8,095	9,265
Accretion of above and below market lease intangibles, net	(2,315)	(1,646)
Stock-based compensation, net of capitalization	6,885	9,227
Equity in income of investments in real estate partnerships	(22,353)	(25,150)
Net gain on sale of properties	(29,598)	(29,235)
Provision for impairment	225	6,000
Distribution of earnings from operations of investments in real estate partnerships	30,008	34,772
Settlement of derivative instruments	4,648	—
Hedge ineffectiveness	(13)	(14)
Deferred compensation expense	610	2,023
Realized and unrealized gains on trading securities held in trust	(612)	(2,024)
Changes in assets and liabilities:
Restricted cash	497	1,185
Accounts receivable	(2,801)	(2,200)
Straight-line rent receivables, net	(4,724)	(3,850)
Deferred leasing costs	(6,416)	(6,599)
Other assets	131	(1,767)
Accounts payable and other liabilities	15,018	8,137
Tenants’ security and escrow deposits and prepaid rent	511	4,550
Net cash provided by operating activities	217,810	200,562
Cash flows from investing activities:
Acquisition of operating real estate	(98,018)	(26,676)
Development of real estate, including acquisition of land	(160,552)	(162,419)
Proceeds from sale of real estate investments	62,788	136,997
Collection of notes receivable	—	6,015
Investments in real estate partnerships	(6,012)	(10,844)
Distributions received from investments in real estate partnerships	29,916	31,457
Dividends on trading securities held in trust	100	95
Acquisition of securities	(19,866)	(17,795)
Proceeds from sale of securities	5,344	12,732
Net cash used in investing activities	(186,300)	(30,438)
Cash flows from financing activities:
Net proceeds from common stock issuance	49,300	99,753
Proceeds from sale of treasury stock	—	34
Redemption of preferred stock and partnership units	(300)	—
Distributions to limited partners in consolidated partnerships, net	(4,619)	(3,288)
Distributions to exchangeable operating partnership unit holders	(228)	(245)
Dividends paid to common stockholders	(129,044)	(125,528)
Dividends paid to preferred stockholders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—
Proceeds from unsecured credit facilities	255,000	82,000
Repayment of unsecured credit facilities	(255,000)	(152,000)
Proceeds from notes payable	12,025	8,250
Repayment of notes payable	(13,487)	(16,439)
Scheduled principal payments	(5,068)	(6,352)
Payment of loan costs	(2,973)	(159)
Net cash used in financing activities	(11,486)	(129,771)
Net increase in cash and cash equivalents	20,024	40,353
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$100,708	62,702

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $ 5,158 and $4,174 in 2014 and 2013, respectively)	$72,573	72,607
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$137	302
Real estate received through distribution in kind	$—	7,576
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Notes receivable taken in connection with sale of property, net of deferred gain	$—	7,646
Change in fair value of derivative instruments	$(28,144)	22,249
Common stock issued for dividend reinvestment plan	$895	831
Stock-based compensation capitalized	$2,026	1,567
Contributions from limited partners in consolidated partnerships, net	$116	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$581	489
Contribution of stock awards into trust	$1,865	1,522
Distribution of stock held in trust	$4	201
Change in fair value of securities available-for-sale	$4,809	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(in thousands, except unit data)

	2014	2013
Assets	(unaudited)
Real estate investments at cost:
Land	$1,323,452	1,249,779
Buildings and improvements	2,703,109	2,590,302
Properties in development	273,710	186,450
	4,300,271	4,026,531
Less: accumulated depreciation	909,572	844,873
	3,390,699	3,181,658
Operating properties held for sale	12,203	—
Investments in real estate partnerships	328,398	358,849
Net real estate investments	3,731,300	3,540,507
Cash and cash equivalents	100,708	80,684
Restricted cash	9,339	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,543 and $3,922 at September 30, 2014 and December 31, 2013, respectively	25,719	26,319
Straight-line rent receivable, net of reserve of $509 and $547 at September 30, 2014 and December 31, 2013, respectively	54,947	50,612
Notes receivable	12,132	11,960
Deferred costs, less accumulated amortization of $79,504 and $73,231 at September 30, 2014 and December 31, 2013, respectively	72,559	69,963
Acquired lease intangible assets, less accumulated amortization of $35,505 and $25,591 at September 30, 2014 and December 31, 2013, respectively	52,240	44,805
Trading securities held in trust, at fair value	27,365	26,681
Other assets (note 5)	41,779	52,465
Total assets	$4,128,088	3,913,516
Liabilities and Capital
Liabilities:
Notes payable	$1,948,243	1,779,697
Unsecured credit facilities	75,000	75,000
Accounts payable and other liabilities	173,997	147,045
Acquired lease intangible liabilities, less accumulated accretion of $13,013 and $10,102 at September 30, 2014 and December 31, 2013, respectively	31,831	26,729
Tenants’ security and escrow deposits and prepaid rent	24,888	23,911
Total liabilities	2,253,959	2,052,382
Commitments and contingencies (note 13)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at September 30, 2014 and December 31, 2013, liquidation preference of $25 per unit	325,000	325,000
General partner; 93,243,593 and 92,333,161 units outstanding at September 30, 2014 and December 31, 2013, respectively	1,554,184	1,535,758
Limited partners; 154,170 and 165,796 units outstanding at September 30, 2014 and December 31, 2013	(1,935)	(1,426)
Accumulated other comprehensive loss	(33,963)	(17,404)
Total partners’ capital	1,843,286	1,841,928
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	30,843	19,206
Total noncontrolling interests	30,843	19,206
Total capital	1,874,129	1,861,134
Total liabilities and capital	$4,128,088	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Minimum rent	$98,620	88,784	$290,935	261,935
Percentage rent	371	415	2,301	2,257
Recoveries from tenants and other income	28,787	25,425	90,144	79,615
Management, transaction, and other fees	5,781	5,694	18,353	19,195
Total revenues	133,559	120,318	401,733	363,002
Operating expenses:
Depreciation and amortization	36,417	32,740	110,345	94,938
Operating and maintenance	18,149	16,778	58,152	51,400
General and administrative	14,463	15,001	43,883	47,942
Real estate taxes	14,832	13,351	44,529	40,332
Other operating expenses	2,062	907	5,665	4,005
Total operating expenses	85,923	78,777	262,574	238,617
Other expense (income):
Interest expense, net of interest income of $221 and $350, and $901 and $1,101 for the three and nine months ended September 30, 2014 and 2013, respectively	27,561	26,750	82,141	82,363
Provision for impairment	—	6,000	225	6,000
Net investment (income) loss, including unrealized losses (gains) of $472 and ($875), and $289 and ($1,724) for the three and nine months ended September 30, 2014 and 2013, respectively	(94)	(963)	(915)	(1,998)
Total other expense	27,467	31,787	81,451	86,365
Income from continuing operations before equity in income of investments in real estate partnerships and income taxes	20,169	9,754	57,708	38,020
Equity in income of investments in real estate partnerships	5,713	13,262	22,353	25,150
Income from continuing operations	25,882	23,016	80,061	63,170
Discontinued operations, net:
Operating income	—	1,540	—	6,863
Gain on sale of operating properties, net of tax	—	16,052	—	27,462
Income from discontinued operations	—	17,592	—	34,325
Gain on sale of real estate, net of tax	27,558	56	29,598	1,773
Net income	53,440	40,664	109,659	99,268
Limited partners’ interests in consolidated partnerships	(142)	(327)	(863)	(872)
Net income attributable to the Partnership	53,298	40,337	108,796	98,396
Preferred unit distributions	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common unit holders	$48,032	35,071	$92,999	82,599
Income per common unit - basic:
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common unit holders	$0.52	0.38	$1.00	0.90
Income per common unit - diluted:
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common unit holders	$0.52	0.38	$1.00	0.90
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$53,440	40,664	$109,659	99,268
Other comprehensive income (loss):
Loss on settlement of derivative instruments:
Amortization of net loss on settled derivative instruments recognized in net income	2,107	2,367	6,639	7,099
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,651)	521	(28,603)	22,225
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	153	8	459	24
Unrealized gain on available-for-sale securities (note 5)	3,895	—	4,809	—
Other comprehensive (loss) income	2,504	2,896	(16,696)	29,348
Comprehensive income	55,944	43,560	92,963	128,616
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	142	327	863	872
Other comprehensive income (loss) attributable to noncontrolling interests	52	1	(108)	8
Comprehensive income attributable to noncontrolling interests	194	328	755	880
Comprehensive income attributable to the Partnership	$55,750	43,232	$92,208	127,736
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2014 and 2013 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2012	$1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	98,213	183	—	98,396	872	99,268
Other comprehensive income	—	55	29,285	29,340	8	29,348
Contributions from partners	—	—	—	—	347	347
Distributions to partners	(126,359)	(245)	—	(126,604)	(3,635)	(130,239)
Redemption of partnership units	—	—	—	—	—	—
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	10,600	—	—	10,600	—	10,600
Common units issued as a result of common stock issued by Parent Company, net of repurchases	97,657	—	—	97,657	—	97,657
Common units exchanged for common stock of Parent Company	302	(302)	—	—	—	—
Balance at September 30, 2013	1,853,096	(1,462)	(28,430)	1,823,204	13,891	1,837,095

Balance at December 31, 2013	1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	108,611	185	—	108,796	863	109,659
Other comprehensive loss	—	(29)	(16,559)	(16,588)	(108)	(16,696)
Contributions from partners	—	—	—	—	15,933	15,933
Distributions to partners	(129,939)	(228)	—	(130,167)	(5,051)	(135,218)
Redemption of partnership units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	8,747	—	—	8,747	—	8,747
Common units issued as a result of common stock issued by Parent Company, net of repurchases	46,667	—	—	46,667	—	46,667
Common units exchanged for common stock of Parent Company	137	(137)	—	—	—	—
Balance at September 30, 2014	$1,879,184	(1,935)	(33,963)	1,843,286	30,843	1,874,129
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$109,659	99,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,355	98,620
Amortization of deferred loan cost and debt premium	8,095	9,265
Accretion of above and below market lease intangibles, net	(2,315)	(1,646)
Stock-based compensation, net of capitalization	6,885	9,227
Equity in income of investments in real estate partnerships	(22,353)	(25,150)
Net gain on sale of properties	(29,598)	(29,235)
Provision for impairment	225	6,000
Distribution of earnings from operations of investments in real estate partnerships	30,008	34,772
Settlement of derivative instruments	4,648	—
Hedge ineffectiveness	(13)	(14)
Deferred compensation expense	610	2,023
Realized and unrealized gains on trading securities held in trust	(612)	(2,024)
Changes in assets and liabilities:
Restricted cash	497	1,185
Accounts receivable	(2,801)	(2,200)
Straight-line rent receivables, net	(4,724)	(3,850)
Deferred leasing costs	(6,416)	(6,599)
Other assets	131	(1,767)
Accounts payable and other liabilities	15,018	8,137
Tenants’ security and escrow deposits and prepaid rent	511	4,550
Net cash provided by operating activities	217,810	200,562
Cash flows from investing activities:
Acquisition of operating real estate	(98,018)	(26,676)
Development of real estate, including acquisition of land	(160,552)	(162,419)
Proceeds from sale of real estate investments	62,788	136,997
Collection of notes receivable	—	6,015
Investments in real estate partnerships	(6,012)	(10,844)
Distributions received from investments in real estate partnerships	29,916	31,457
Dividends on trading securities held in trust	100	95
Acquisition of securities	(19,866)	(17,795)
Proceeds from sale of securities	5,344	12,732
Net cash used in investing activities	(186,300)	(30,438)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	49,300	99,753
Proceeds from sale of treasury stock	—	34
Redemption of preferred partnership units	(300)	—
Distributions (to) from limited partners in consolidated partnerships, net	(4,619)	(3,288)
Distributions to partners	(129,272)	(125,773)
Distributions to preferred unit holders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—
Proceeds from unsecured credit facilities	255,000	82,000
Repayment of unsecured credit facilities	(255,000)	(152,000)
Proceeds from notes payable	12,025	8,250
Repayment of notes payable	(13,487)	(16,439)
Scheduled principal payments	(5,068)	(6,352)
Payment of loan costs	(2,973)	(159)
Net cash used in financing activities	(11,486)	(129,771)
Net increase in cash and cash equivalents	20,024	40,353
Cash and cash equivalents at beginning of the period	80,684	22,349
Cash and cash equivalents at end of the period	$100,708	62,702

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014, and 2013
(in thousands)
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $ 5,158 and $4,174 in 2014 and 2013, respectively)	$72,573	72,607
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$137	302
Real estate received through distribution in kind	$—	7,576
Mortgage loans assumed through distribution in kind	$—	7,500
Mortgage loans assumed for the acquisition of real estate, net of premiums	$78,049	—
Notes receivable taken in connection with sale of property, net of deferred gain	$—	7,646
Change in fair value of derivative instruments	$(28,144)	22,249
Common stock issued for dividend reinvestment plan	$895	831
Stock-based compensation capitalized	$2,026	1,567
Contributions from limited partners in consolidated partnerships, net	$116	—
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—
Common stock issued for dividend reinvestment in trust	$581	489
Contribution of stock awards into trust	$1,865	1,522
Distribution of stock held in trust	$4	201
Change in fair value of securities available-for-sale	$4,809	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of September 30, 2014, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 205 retail shopping centers and held partial interests in an additional 121 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Accounting Policies

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
September 30, 2014

cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired for development (in thousands):

Nine months ended September 30, 2014
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	149,344	77,730	12,733	5,647
6/2/2014	Willow Oaks Crossing	Concord, NC	Development	100%	3,342	—	—	—
7/15/2014	Clybourn Commons	Chicago, IL	Operating	100%	19,000	—	1,686	3,298
9/10/2014	Belmont Chase	Ashburn, VA	Development	100%	4,300	—	—	—
9/19/2014	CityLine Market	Dallas, TX	Development	100%	4,913	—	—	—
Total property acquisitions					$217,599	78,049	16,748	9,236

Nine months ended September 30, 2013
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
5/30/13	Preston Oaks	Dallas, TX	Operating	100%	$27,000	—	3,396	7,597
7/23/13	Shoppes of Burnt Mills	Silver Springs, MD	Operating	20%	13,600	7,496	8,438	332
Total property acquisitions					$40,600	$7,496	$11,834	$7,929

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

The real estate operations acquired are not considered material to Company, individually or in the aggregate.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net proceeds from sale of real estate investments	$55,569	48,999	$62,788	131,363
Gain on sale of real estate, net of tax	$27,558	16,108	$29,598	29,235
Number of operating properties sold	4	4	6	8
Number of land out-parcels sold	2	—	5	—
Percent interest sold	100%	100%	100%	100%

As a result of adopting ASU No. 2014-08, there were no discontinued operations for the three and nine months ended September 30, 2014 as none of the current year sales represented a strategic shift that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during 2013 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2013	2013
Revenues	$3,120	$13,970
Operating expenses	1,580	7,107
Operating income from discontinued operations	$1,540	$6,863

4.    Income Taxes

Income tax expense (benefit) is presented net of gains on sale of real estate in the accompanying Consolidated Statement of Operations. There was no income tax expense (benefit) for the three and nine months ended September 30, 2013. Income tax expense (benefit) was as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Income tax expense (benefit) from:	2014	2013	2014	2013
Continuing operations	$1,180	—	$1,546	—
Total income tax expense	$1,180	—	$1,546	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

5.    Available-for-Sale Securities

Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets, and consists of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Common stock	$14,350	$4,809	$—	$19,159

The Company did not have any available-for-sale securities at December 31, 2013.

During the nine months ended September 30, 2014, the Company acquired common stock of AmREIT, Inc. ("AmREIT"). During the nine months ended September 30, 2014, no available-for-sale securities were sold. Net unrealized holding gains on available-for-sale securities, of approximately $4.8 million for the nine months ended September 30, 2014, have been included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

6.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	2014	2013
Notes payable:
Fixed rate mortgage loans	$521,719	444,245
Variable rate mortgage loans	29,125	37,100
Fixed rate unsecured loans	1,397,399	1,298,352
Total notes payable	1,948,243	1,779,697
Unsecured credit facilities:
Term Loan	75,000	75,000
Total unsecured credit facilities	75,000	75,000
Total debt outstanding	$2,023,243	1,854,697

Significant financing activity since December 31, 2013, excluding scheduled principal payments, includes:

•	On February 14, 2014, the Company assumed debt of $319,000, net of premiums, related to the Shops at Mira Vista acquisition.

•	On March 7, 2014, the Company assumed debt of $77.7 million, net of premiums, related to the Fairfield Portfolio acquisition.

•	On April 15, 2014, the Company repaid $150.0 million of 4.95% ten-year unsecured public debt.

•	On May 1, 2014, the Company repaid $6.6 million on a mortgage loan maturing in 2014.

•	On May 26, 2014, the Company issued $250.0 million of 3.75% ten-year unsecured public debt, which matures on June 15, 2024.

•
On June 27, 2014, the Company amended its existing senior unsecured term loan facility (the "Term Loan"). The amendment established a new Term Loan size of $165.0 million, extended the maturity date to June 27,

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

2019 and reduced the applicable interest rate. The Term Loan bears interest at LIBOR plus a ratings based margin of 1.15% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating, and is subject to a fee of 0.2% per annum on the undrawn balance. Remaining deferred loan costs were expensed upon amending the Term Loan and new loan costs incurred were capitalized. The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.

•	During 2014, the Company drew approximately $1.0 million on a construction loan for the planned redevelopment of a center acquired in 2013.

•	On July 1, 2014, the Company repaid $6.9 million on a mortgage loan maturing in 2015.

•
On August 27, 2014, the Company encumbered a recently completed development property, owned in a consolidated joint venture, with a $10 million interest only mortgage loan at a fixed rate of 3.78%, maturing in September 2024.

•
On September 30, 2014, the Company, through a consolidated joint venture, refinanced a maturing variable rate mortgage. The new mortgage of $10 million has a fixed rate of 3.41% and matures in October 2024, with principal and interest due monthly.

As of September 30, 2014, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2014	$1,970	—	—	1,970
2015	6,618	75,937	350,000	432,555
2016	6,135	41,442	—	47,577
2017	5,399	116,098	400,000	521,497
2018	4,453	57,358	—	61,811
Beyond 5 Years	26,091	201,324	725,000	952,415
Unamortized debt premiums (discounts), net	—	8,019	(2,601)	5,418
Total	$50,666	500,178	1,472,399	2,023,243
(1) Includes unsecured public debt and unsecured credit facilities.

The Company was in compliance as of September 30, 2014 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

7.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of September 30, 2014 and December 31, 2013 (in thousands):

							Fair Value
							Assets (3)		Liabilities (3)
Effective Date	Maturity Date	Early Termination Date (1)		Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2014	2013	2014	2013
10/1/11	9/1/14	N/A		$9,000	1 Month LIBOR	0.760%	$—	—	$—	(34)
10/16/13	10/16/20	N/A		28,100	1 Month LIBOR	2.196%	—	82	(395)	—
4/15/14	4/15/24	10/15/14	(2)	35,000	3 Month LIBOR	2.873%	—	1,036	—	—
4/15/14	4/15/24	10/15/14	(2)	60,000	3 Month LIBOR	2.864%	—	1,821	—	—
4/15/14	4/15/24	10/15/14	(2)	75,000	3 Month LIBOR	2.087%	—	7,476	—	—
4/15/14	4/15/24	10/15/14	(2)	50,000	3 Month LIBOR	2.088%	—	4,978	—	—
8/1/15	8/1/25	2/1/16		75,000	3 Month LIBOR	2.479%	2,959	8,516	—	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	1,973	5,670	—	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	1,973	5,658	—	—
8/1/15	8/1/25	2/1/16		45,000	3 Month LIBOR	3.412%	—	—	(1,929)	—
6/15/17	6/15/27	12/15/17		20,000	3 Month LIBOR	3.488%	—	—	(204)	—
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	—	—	(973)	—
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	—	—	(982)	—
Total derivative financial instruments							$6,905	35,237	(4,483)	(34)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) The Company issued $250 million of 3.75%, fixed rate ten year unsecured bonds in May 2014. Prior to issuing the bonds, the Company locked in the ten year treasury rate using forward starting interest rate swaps to mitigate the risk of interest rates rising. In connection with the issuance of the new bonds, the Company terminated and settled these swaps, resulting in net cash proceeds of $4.6 million. These proceeds will offset bond interest expense over the life of the bonds, resulting in a lower effective interest rate of 3.59%.
(3) Derivatives in an asset position are included within Other Assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts Payable and Other Liabilities.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheet.
The Company expects to issue new debt in 2015 and 2017. In order to mitigate the risk of interest rates rising before new borrowings are obtained, the Company has $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and another $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings within interest expense.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(3,651)	521	Interest expense	$(2,217)	(2,366)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(28,603)	22,225	Interest expense	$(6,966)	(7,098)	Other expenses	$—	(3)

As of September 30, 2014, the Company expects $8.7 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.2 million is related to previously settled swaps.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

8.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of September 30, 2014 and December 31, 2013 (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$12,132	11,953	$11,960	11,600
Financial liabilities:
Notes payable	$1,948,243	2,116,000	$1,779,697	1,936,400
Unsecured credit facilities	$75,000	75,000	$75,000	75,400

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2014 and December 31, 2013. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
September 30, 2014

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

As of September 30, 2014 and December 31, 2013, the following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	2014		2013
	Low	High	Low	High
Notes receivable	7.4%	7.4%	7.8%	7.8%
Notes payable	0.9%	3.8%	3.0%	3.5%
Unsecured credit facilities	1.3%	1.3%	1.4%	1.4%

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
September 30, 2014

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$27,365	27,365	—	—
Available-for-sale securities	19,159	19,159	—	—
Interest rate derivatives	6,905	—	6,905	—
Total	$53,429	46,524	6,905	—

Liabilities
Interest rate derivatives	$(4,483)	—	(4,483)	—

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$26,681	26,681	—	—
Interest rate derivatives	35,237	—	35,237	—
Total	$61,918	26,681	35,237	—

Liabilities
Interest rate derivatives	$(34)	—	(34)	—

The following tables present assets that were measured at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements during the
	nine months ended September 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Land	$1,597	—	—	1,597	(225)

	Fair Value Measurements during the
	year ended December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Operating and development properties	$4,686	—	—	4,686	(6,000)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

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
During the nine months ended September 30, 2014, the Company recognized a $225,000 impairment on three parcels of land. The fair value of real estate measured during the nine months ended September 30, 2014, is based on the anticipated sales price of the land.
During the year ended December 31, 2013, the Company recognized a $6 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, and the inability of the Company, at that time, to re-lease the anchor space. The following are the key inputs used in determining the fair value of real estate measured using Level 3 inputs during the year ended December 31, 2013:

2013
Direct cap rates	8.0%
Rental growth rates	0.0%
Discount rates	9.0%
Terminal cap rates	8.5%

Changes in these inputs could result in a significant change in the valuation of the real estate and a change in the impairment loss recognized during the period.

9.    Equity and Capital

Common Stock of the Parent Company

Issuances:

In March 2014, the Parent Company filed a prospectus supplement with the Securities and Exchange Commission with respect to a new ATM equity offering program, ending the prior program established in August 2013. The March 2014 program has similar terms and conditions as the August 2013 program and authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of September 30, 2014, $150 million in common stock remained available for issuance under this ATM equity program.

The following shares were issued under the ATM equity programs (in thousands, except price per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares issued	872	30	872	1,899
Weighted average price per share	$57.35	52.28	$57.35	53.35
Total proceeds	$49,995	1,568	$49,995	101,342
Commissions	$695	24	$695	1,520
Issuance costs	$—	69	$—	69

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Nine months ended September 30, 2014
	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Unrealized Gain on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2013	$(52,542)	35,138	—	(17,404)
Net loss on cash flow derivative instruments	—	(28,326)	—	(28,326)
Amounts reclassified from other comprehensive income	6,628	338	—	6,966
Unrealized gain on available-for-sale securities	—	—	4,801	4,801
Current period other comprehensive income, net	6,628	(27,988)	4,801	(16,559)
Ending balance at September 30, 2014	$(45,914)	7,150	4,801	(33,963)

	Nine months ended September 30, 2013
	Loss on Settlement of Derivative Instruments	Fair Value of Derivative Instruments	Unrealized Gain on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(61,991)	4,276	—	(57,715)
Net gain on cash flow derivative instruments	—	22,187	—	22,187
Amounts reclassified from other comprehensive income	7,086	12	—	7,098
Unrealized gain on available-for-sale securities	—	—	—	—
Current period other comprehensive income, net	7,086	22,199	—	29,285
Ending balance at September 30, 2013	$(54,905)	26,475	—	(28,430)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

The following represents amounts reclassified out of accumulated other comprehensive loss into earnings (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement of Operations
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on cash flow hedges
Interest rate derivative contracts	$(2,217)	(2,366)	$(6,966)	(7,098)	Interest expense

10.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted stock (1)	$2,915	3,622	$8,747	10,600
Directors' fees paid in common stock (1)	50	65	164	194
Capitalized stock-based compensation (2)	(615)	(620)	(2,026)	(1,567)
Stock-based compensation, net of capitalization	$2,350	3,067	$6,885	9,227
(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

During 2014, the Company granted 256,941 shares of restricted stock with a weighted-average grant-date fair value of $48.14 per share.

11.    Non-Qualified Deferred Compensation Plan

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their salary, cash bonus, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The participants' deferred compensation liability is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $26.8 million and $26.1 million at September 30, 2014 and December 31, 2013, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

12.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$25,882	23,016	$80,061	63,170
Gain on sale of real estate, net of tax	27,558	56	29,598	1,773
Less: income (loss) attributable to noncontrolling interests	232	367	1,048	990
Income from continuing operations attributable to the Company	53,208	22,705	108,611	63,953
Less: preferred stock dividends	5,266	5,266	15,797	15,797
Less: dividends paid on unvested restricted stock	149	148	448	445
Income from continuing operations attributable to common stockholders - basic	47,793	17,291	92,366	47,711
Add: dividends paid on Treasury Method restricted stock	24	15	50	55
Income from continuing operations attributable to common stockholders - diluted	47,817	17,306	92,416	47,766
Discontinued Operations
Income from discontinued operations	—	17,592	—	34,325
Less: income from discontinued operations attributable to noncontrolling interests	—	33	—	65
Income from discontinued operations attributable to the Company	—	17,559	—	34,260
Net Income
Net income attributable to common stockholders - basic	47,793	34,850	92,366	81,971
Net income attributable to common stockholders - diluted	$47,817	34,865	$92,416	82,026
Denominator:
Weighted average common shares outstanding for basic EPS	92,345	91,985	92,071	91,147
Incremental shares to be issued under unvested restricted stock	51	33	36	40
Incremental shares to be issued for common stock options	—	—	—	—
Weighted average common shares outstanding for diluted EPS	92,396	92,018	92,107	91,187
Income per common share – basic
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common stockholders	$0.52	0.38	$1.00	0.90
Income per common share – diluted
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common stockholders	$0.52	0.38	$1.00	0.90
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2014 were 158,920 and 159,229, respectively, and for the three and nine months ended September 30, 2013 were 167,649 and 173,946, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit (in thousands except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations
Income from continuing operations	$25,882	23,016	$80,061	63,170
Gain on sale of real estate, net of tax	27,558	56	29,598	1,773
Less: income attributable to noncontrolling interests	142	294	863	807
Income from continuing operations attributable to the Partnership	53,298	22,778	108,796	64,136
Less: preferred unit distributions	5,266	5,266	15,797	15,797
Less: dividends paid on unvested restricted units	149	148	448	445
Income from continuing operations attributable to common unit holders - basic	47,883	17,364	92,551	47,894
Add: dividends paid on Treasury Method restricted units	24	15	50	55
Income from continuing operations attributable to common unit holders - diluted	47,907	17,379	92,601	47,949
Discontinued Operations
Income from discontinued operations	—	17,592	—	34,325
Less: income from discontinued operations attributable to noncontrolling interests		33		65
Income from discontinued operations attributable to the Partnership	—	17,559	—	34,260
Net Income
Net income attributable to common unit holders - basic	47,883	34,923	92,551	82,154
Net income attributable to common unit holders - diluted	$47,907	34,938	$92,601	82,209
Denominator:
Weighted average common units outstanding for basic EPU	92,505	92,153	92,231	91,321
Incremental units to be issued under unvested restricted stock	51	33	36	40
Weighted average common units outstanding for diluted EPU	92,556	92,186	92,267	91,361
Income per common unit – basic
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common unit holders	$0.52	0.38	$1.00	0.90
Income per common unit – diluted
Continuing operations	$0.52	0.19	$1.00	0.52
Discontinued operations	—	0.19	—	0.38
Net income attributable to common unit holders	$0.52	0.38	$1.00	0.90

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2014

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. The Company also has stand alone letters of credit with other banks. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2014 and December 31, 2013, the Company had $5.9 million and $19.3 million letters of credit outstanding, respectively.

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

As of September 30, 2014, we directly owned 205 shopping centers (the “Consolidated Properties”) located in 24 states representing 23.2 million square feet of gross leasable area (“GLA”). Through co-investment partnerships, we own partial ownership interests in 121 shopping centers (the “Unconsolidated Properties”) located in 22 states and the District of Columbia representing 15.1 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling building pads to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers and by acquiring and developing new shopping centers. As of September 30, 2014, our Consolidated Properties were 95.2% leased, as compared to 94.4% as of September 30, 2013 and 94.5% as of December 31, 2013.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	September 30, 2014	December 31, 2013
Number of Properties	205	202
Properties in Development	8	6
Gross Leasable Area	23,163	22,472
% Leased – Operating and Development	95.2%	94.5%
% Leased – Operating	95.8%	95.0%
Weighted average annual effective rent per square foot ("SFT") (1)	$18.08	17.40
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	September 30, 2014	December 31, 2013
Number of Properties	121	126
Properties in Development	—	—
Gross Leasable Area	15,109	15,508
% Leased – Operating	96.1%	96.2%
Weighted average annual effective rent per SFT (1)	$17.75	17.34
(1) Net of tenant concessions.

The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2014	December 31, 2013
% Leased – Operating	95.9%	95.2%
≥ 10,000 SFT	98.9%	98.6%
< 10,000 SFT	91.2%	89.9%

Leasing activity remains strong in 2014 with pro-rata occupancy gains of 130 basis points in our shop space category (less than 10,000 square feet) compared to December 31, 2013. We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants. Improvements in the economy, combined with historically low levels of new supply and robust tenant demand, allow us to focus on merchandising of our centers to ensure the right mix of operators and unique retailers, which draws more retail customers to our centers.

The following table summarizes leasing activity for the nine months ended September 30, 2014 and 2013, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	2014
	Leasing Transactions (1)	SFT (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SFT	25	744	$14.42	$5.17	$4.71
< 10,000 SFT	346	612	$27.99	$8.62	$12.94
Total New Leases (1)	371	1,356	$20.54	$6.73	$8.42
Renewals
≥ 10,000 SFT	40	889	$11.19	$0.26	$1.20
< 10,000 SFT	592	889	$28.11	$0.63	$3.51
Total Renewal Leases (1)	632	1,778	$19.65	$0.45	$2.35

	2013
	Leasing Transactions (1)	SFT (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SFT	23	427	$14.43	$5.80	$3.60
< 10,000 SFT	395	688	$25.65	$9.13	$11.27
Total New Leases (1)	418	1,115	$21.35	$7.84	$8.34
Renewals
≥ 10,000 SFT	43	820	$11.40	$0.04	$0.93
< 10,000 SFT	673	909	$28.70	$0.86	$3.69
Total Renewal Leases (1)	716	1,729	$20.50	$0.47	$2.38
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

New leases - In the greater than or equal to 10,000 SFT category, base rent PSF remained constant in 2014. In the under 10,000 SFT category, base rent PSF continued to increase on new leases executed in 2014 .

Renewals - The base rent PSF for 2014 renewals declined over 2013 primarily due to tenants exercising pre-negotiated options, while market rate renewals have increased.

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at September 30, 2014:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.5%	4.5%
Publix	47	6.5%	3.9%
Safeway	45	4.3%	2.4%

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

September 30, 2014
ATM equity program
Total capacity	$200,000
Remaining capacity	$150,000

Term Loan (1)
Total capacity	$165,000
Remaining capacity	$90,000

Line
Total capacity	$800,000
Remaining capacity (2)	$794,100
Maturity (3)	September 2016

(1)  On June 27, 2014, the Company amended its existing senior unsecured term loan facility (the "Term Loan"). The amendment established a new Term Loan size of $165.0 million, extended the maturity date to June 27, 2019 and reduced the applicable interest rate. The Term Loan bears interest at LIBOR plus a ratings based margin of 1.15% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating, and is subject to a fee of 0.20% per annum on the undrawn balance. The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.

(2) Net of letters of credit
(3) Subject to a one-year extension at the Company's option.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Change
Net cash provided by operating activities	$217,810	200,562	17,248
Net cash used in investing activities	(186,300)	(30,438)	(155,862)
Net cash used in financing activities	(11,486)	(129,771)	118,285
Net increase in cash and cash equivalents	$20,024	40,353	(20,329)
Total cash and cash equivalents	$100,708	62,702	38,006

Net cash provided by operating activities:

Net cash provided by operating activities during the nine months ended September 30, 2014 was $17.2 million more than the nine months ended September 30, 2013 due to:

•	$4.6 million received upon settlement of the treasury hedges in May 2014 in connection with our bond issuance;

•	$14.6 million increase in cash from operating income; and,

•	$2.8 million net increase in cash due to timing of cash receipts and payments related to operating activities; offset by

•	$4.8 million decrease in operating cash flow distributions from our unconsolidated real estate partnerships due to liquidating three partnerships and reinvesting cash in another.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $145.1 million and $141.6 million for the nine months ended September 30, 2014 and 2013, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.47 per share, payable on December 3, 2014. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities during the nine months ended September 30, 2014 increased by $155.9 million compared to the nine months ended September 30, 2013, primarily due to the 2014 acquisitions of shopping centers and lower 2014 proceeds on sales of real estate.

Significant investing and divesting activities during the nine months ended September 30, 2014 include:

•	We received proceeds of $62.8 million from the sale of real estate investments, including six shopping centers and five out-parcels;

•
We paid $98.0 million, net of debt assumed, other liabilities and non-controlling interest, for the acquisition of the 80% controlling interest in three shopping centers located in Fairfield, CT; one wholly-owned shopping center located in Austin, TX; and one wholly-owned shopping center located in Chicago, IL;

•
We received $24.8 million of distributions from our unconsolidated real estate partnerships from real estate sales proceeds and $5.1 million from the refinancing of a loan at one unconsolidated real estate partnership;

•	We paid $14.4 million for the acquisition of 834,091 shares of common stock in AmREIT.

•	We paid $160.6 million for the development, redevelopment, improvement and leasing of our real estate properties as comprised of the following (in thousands):

	Nine months ended September 30,
	2014	2013	Change
Capital expenditures:
Acquisition of land for development / redevelopment	$26,671	17,383	9,288
Building improvements and other	20,215	25,103	(4,888)
Tenant allowances	5,475	4,665	810
Redevelopment costs	27,762	12,014	15,748
Development costs	64,574	90,562	(25,988)
Capitalized interest	5,158	4,174	984
Capitalized direct compensation	10,697	8,518	2,179
Real estate development and capital improvements	$160,552	162,419	(1,867)

During the nine months ended September 30, 2014, we acquired four land parcels for new development projects for $26.7 million. During the nine months ended September 30, 2013, we paid $17.4 million for three land parcels and began development projects on them.

Building improvements and other costs decreased $4.9 million during the nine months ended September 30, 2014 primarily related to timing of capital projects and renovations.

Redevelopment costs were higher during the nine months ended September 30, 2014 due to an increase in the number and magnitude of redevelopments.

At September 30, 2014, we had eight development projects that were either under construction or in lease up, compared to six such development projects at December 31, 2013. Our capital expenditures on development projects were lower during 2014 due to the size of and progress on developments in 2013. During the nine months ended

September 30, 2013, we incurred significant capital expenditures towards two large development projects that were completed by December 31, 2013.

Capitalized interest increases as development and redevelopment costs accumulate during the construction period, which is why more interest costs were capitalized during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Capitalized direct compensation represents overhead costs of our development and construction team directly related to the development projects, with the majority of capitalizable direct compensation costs incurred at or near inception of a development project. The number of projects starting in 2014 as compared to 2013 resulted in the increase in capitalized compensation costs noted above.

The following table details our development projects as of September 30, 2014 (in thousands, except cost PSF):

Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After JV Buyout (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Shops on Main	Schererville, IN	Q2-13	Mar-14	$37,867	83%	214	177
Fountain Square	Miami, FL	Q3-13	Dec-14	55,135	63%	177	311
Glen Gate	Glenview, IL	Q4-13	Oct-14	29,390	73%	103	285
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	15,113	61%	50	302
Persimmon Place	Dublin, CA	Q1-14	May-15	59,976	41%	153	392
Willow Oaks Crossing	Concord, NC	Q2-14	Sept-15	12,563	29%	69	182
Belmont Shopping Center	Ashburn, VA	Q3-14	Aug-15	28,139	20%	91	309
CityLine Market	Richardson, TX	Q3-14	Feb-16	26,606	22%	80	333
Total				$264,789	52%	937	$283	(2)

(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our development projects completed during the nine months ended September 30, 2014 (in thousands, except cost PSF):

Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Juanita Tate Marketplace	Los Angeles, CA	Q2-14	$17,289	77	$225
Shops at Erwin Mill	Durham, NC	Q3-14	14,530	87	167
Total			$31,819	164	$194
(1) Includes leasing costs, net of tenant reimbursements.

We plan to continue developing and redeveloping projects for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During the nine months ended September 30, 2014, we capitalized $5.2 million of interest expense and $8.1 million of internal costs for salaries and related benefits for development and redevelopment activity. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $1.1 million per annum.

Net cash used in financing activities:

Net cash used in financing activities during the nine months ended September 30, 2014 decreased by $118.3 million compared to the nine months ended September 30, 2013, primarily due to 2014 proceeds from the net issuance of unsecured notes and net repayments on the Line, offset by a decrease in stock proceeds.

Significant financing activities during the nine months ended September 30, 2014 include:

•	The Parent Company issued approximately 872,000 shares of common stock through our ATM program, resulting in net proceeds of $49.3 million which were used to fund investing activities;

•	In April 2014, we repaid $150 million of 4.95% ten-year unsecured public debt at maturity.

•
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

•	We paid dividends to our common and preferred stockholders of $129.3 million and $15.8 million, respectively.

In 2013, the Parent Company issued 1.9 million shares of common stock through our ATM program resulting in net proceeds of $99.8 million, which were used to fund investment activities.

We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2014, 76.0% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times and 2.4 times for the trailing four quarters ended September 30, 2014 and 2013, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through 2015, we estimate that we will require approximately $702.4 million, including $238.5 million for in process developments and redevelopments, $425.9 million to repay maturing debt, and $37.9 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of common equity and the issuance of debt. Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We were in compliance with these covenants at September 30, 2014 and expect to remain in compliance.

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

We have $350.0 million of fixed rate, unsecured debt maturing in August 2015 and $400.0 million of fixed rate, unsecured debt maturing in June 2017. In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and an additional $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

Investments in Real Estate Partnerships

At September 30, 2014 and December 31, 2013, we had investments in real estate partnerships of $328.4 million and $358.8 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at September 30, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Number of Co-investment Partnerships	16	17
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	121	126
Combined Assets	$2,816,324	2,939,599
Combined Liabilities	$1,595,424	1,617,920
Combined Equity	$1,220,900	1,321,679
Regency’s Share of (1):
Assets	$997,019	1,035,842
Liabilities	$559,063	567,743
Equity (2)	$437,956	468,099
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

(2) The difference between Regency's share of the net assets of the co-investment partnerships and the Company's investments in real estate partnerships per the accompanying Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 relates to the following differences (in thousands):

	2014	2013
Equity of Regency Centers in Unconsolidated Partnerships	$437,956	468,099
add: Investment in Indian Springs at Woodlands, Ltd. (1)	4,228	4,094
less: Impairment	(5,880)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,703)	(29,261)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Regency Centers' Investment in Real Estate Partnerships	$328,398	358,849
(1) Our investment in Indian Spring at Woodlands, Ltd. is recorded within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets because we have received returns in excess of our investment due to distributions of proceeds from sales and debt financing.

Investments in real estate partnerships are comprised of co-investment partnerships, as further summarized below. In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive recurring market-based fees for asset management, property management, and leasing as well as fees for investment and financing services, which were $5.3 million and $5.6 million, and $17.5 million and $18.6 million for the three and nine months ended September 30, 2014 and 2013, respectively.

Our equity method investments in real estate partnerships as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	Regency's Ownership	2014	2013
GRI - Regency, LLC (GRIR)	40.00%	$241,432	250,118
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	16,339	16,735
Columbia Regency Partners II, LLC (Columbia II)	20.00%	2,943	8,797
Cameron Village, LLC (Cameron)	30.00%	11,873	16,678
RegCal, LLC (RegCal)	25.00%	13,550	15,576
Regency Retail Partners, LP (the Fund) (1)	20.00%	115	1,793
US Regency Retail I, LLC (USAA)	20.01%	975	1,391
Other investments in real estate partnerships	50.00%	41,171	47,761
Total		$328,398	358,849
(1) On August 13, 2013, Regency Retail Partners, LP (the Fund) sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds.

Notes Payable - Investments in Real Estate Partnerships

At September 30, 2014, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2024, of which 99.2% had a weighted average fixed interest rate of 5.4%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.0%. These loans are all non-recourse, and our pro-rata share was $525.2 million. Maturities will be repaid from proceeds from refinancing and partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

As of September 30, 2014, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2014	$4,982	—	11,460	16,442	4,123
2015	19,960	99,750	—	119,710	42,895
2016	17,138	305,064	—	322,202	113,152
2017	17,517	77,385	—	94,902	21,922
2018	18,888	37,000	—	55,888	15,723
Beyond 5 Years	54,158	835,994	—	890,152	328,013
Unamortized debt premiums, net	—	(1,304)	—	(1,304)	(634)
Total	$132,643	1,353,889	11,460	1,497,992	525,194

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended September 30, 2014 to 2013:

Our revenues increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$98,620	88,784	9,836
Percentage rent	371	415	(44)
Recoveries from tenants and other income	28,787	25,425	3,362
Management, transaction, and other fees	5,781	5,694	87
Total revenues	$133,559	120,318	13,241

Minimum rent increased during 2014 as compared to 2013 due to acquisitions, new development operations, and changes in occupancy and average base rent for our same properties, as follows:

•	$7.8 million increase due to the acquisitions of operating properties and operations beginning at development properties;

•
$2.5 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases. We also began to experience the benefits to minimum rent from redeveloping certain shopping centers in 2013 and 2014;

•	These increases were offset by a $427,000 decrease from operating properties sold in 2014 that no longer are reported as discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2014 as compared to 2013 due to the following:

•	$1.9 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2014; and,

•	$1.6 million increase in recoveries at same properties, which was driven primarily by an increase in occupancy and partially by an increase in recoverable costs;

•	Offset by a $210,000 decrease from operating properties sold in 2014 that no longer are reported as discontinued operations.

We earn fees at market-based rates for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$1,469	1,476	(7)
Property management fees	3,202	3,327	(125)
Leasing commissions and other fees	1,110	891	219
Total management, transaction, and other fees	$5,781	5,694	87

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$36,417	32,740	3,677
Operating and maintenance	18,149	16,778	1,371
General and administrative	14,463	15,001	(538)
Real estate taxes	14,832	13,351	1,481
Other operating expenses	2,062	907	1,155
Total operating expenses	$85,923	78,777	7,146

Depreciation and amortization increased $3.7 million for the three months ended September 30, 2014. The increase primarily consists of the following: $2.8 million from acquisitions and $1.4 million from new development operations, offset by a decrease of approximately $545,000 from disposals.

Operating and maintenance increased $1.4 million for the three months ended September 30, 2014. The increase primarily consists of the following: $753,000 from acquisitions and $591,000 from new development operations.

Real estate taxes increased $1.5 million for the three months ended September 30, 2014. The increase primarily consists of the following: $731,000 from acquisitions, $384,000 from new development operations, and $418,000 at same properties from higher assessed values, partially offset by $48,000 from sold properties.

Other operating expenses increased $1.2 million for the three months ended September 30, 2014 primarily due to increases in transaction costs in the third quarter of 2014 due to property acquisitions and pursuit costs.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$27,561	26,750	811
Provision for impairment	—	6,000	(6,000)
Net investment (loss) income	(94)	(963)	869
Total other expense	$27,467	31,787	(4,320)

The $869,000 decrease in net investment income is largely related to the change in the fair value of plan assets in the deferred compensation plan, which is consistent with the change in plan liabilities included in general and administrative expenses above.

The following table presents the changes in interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$26,550	25,712	838
Interest on unsecured credit facilities	858	882	(24)
Capitalized interest	(1,886)	(1,869)	(17)
Hedge expense	2,260	2,375	(115)
Interest income	(221)	(350)	129
Total interest expense, net	$27,561	26,750	811

Our interest expense increased mainly due to the addition of $77.8 million of debt assumed with the Fairfield Portfolio acquisition in the first quarter of 2014.

Our equity in income of investments in real estate partnerships decreased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$4,357	2,597	1,760
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	—	3	(3)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	339	883	(544)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	181	123	58
Cameron Village, LLC (Cameron)	30.00%	140	149	(9)
RegCal, LLC (RegCal)	25.00%	82	66	16
Regency Retail Partners, LP (the Fund) (2)	20.00%	—	7,492	(7,492)
US Regency Retail I, LLC (USAA)	20.01%	85	141	(56)
BRE Throne Holdings, LLC (BRET) (3)	47.80%	—	1,257	(1,257)
Other investments in real estate partnerships	50.00%	529	551	(22)
Total		$5,713	13,262	(7,549)

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

The $7.5 million decrease in our equity in income in investments in real estate partnerships for 2014, as compared to 2013, is primarily due to:

•
$1.8 million increase from the GRIR partnership due to a $947,000 pro-rata gain recognized on the sale of one operating property during the three months ended September 30, 2014, as well as increases in base rent across the GRIR portfolio of properties;

•	The Fund sold all of its operating properties in August 2013, resulting in $7.4 million of pro-rata gains recognized in the third quarter of 2013;

•	$1.3 million decrease from liquidating our interest in BRET in October 2013.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 (in thousands):

	2014	2013	Change
Income from continuing operations	$25,882	23,016	2,866
Discontinued operations
Gain on sale of operating properties, net	—	16,052	(16,052)
Operating income, excluding provision for impairment	—	1,540	(1,540)
Income from discontinued operations	—	17,592	(17,592)
Gain on sale of real estate, net of tax	27,558	56	27,502
Income attributable to noncontrolling interests	(232)	(400)	168
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$47,942	34,998	12,944
Net income attributable to exchangeable operating partnership units	90	73	17
Net income attributable to common unit holders	$48,032	35,071	12,961

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

Comparison of the nine months ended September 30, 2014 to 2013:

Our revenues increased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$290,935	261,935	29,000
Percentage rent	2,301	2,257	44
Recoveries from tenants and other income	90,144	79,615	10,529
Management, transaction, and other fees	18,353	19,195	(842)
Total revenues	$401,733	363,002	38,731

Minimum rent increased during 2014 as compared to 2013 due to acquisitions, new development operations, and changes in occupancy and average base rent for our same properties, as follows:

•	$22.6 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013;

•
$7.0 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases. Additionally, minimum rent benefits were seen at several properties that were recently redeveloped;

•	These increases were offset by a $577,000 decrease from operating properties sold in 2014 that no longer are reported as discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Recoveries from tenants increased during 2014 as compared to 2013 due to the following:

•	$4.9 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013;

•	$6.4 million increase in recoveries at same properties, which was driven primarily by an increase in occupancy and partially by an increase in recoverable costs;

•	Offset by a $704,000 decrease from operating properties sold in 2014 that are no longer reported as discontinued operations.

We earn fees at market-based rates for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$4,483	4,767	(284)
Property management fees	9,812	10,550	(738)
Leasing commissions and other fees	4,058	3,878	180
	$18,353	19,195	(842)

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$110,345	94,938	15,407
Operating and maintenance	58,152	51,400	6,752
General and administrative	43,883	47,942	(4,059)
Real estate taxes	44,529	40,332	4,197
Other operating expenses	5,665	4,005	1,660
Total operating expenses	$262,574	238,617	23,957

Depreciation and amortization increased $15.4 million for the nine months ended September 30, 2014. The increase primarily consists of the following: $8.1 million from acquisitions, $4.5 million from new development operations, and $3.9 million at same properties, partially offset by a decrease of $1.1 million from disposals.

Operating and maintenance increased $6.8 million for the nine months ended September 30, 2014. The increase primarily consists of the following: $2.2 million from acquisitions, $1.8 million from new development operations, and $2.7 million at same properties, largely attributed to greater snow removal costs, partially offset by a decrease $36,000 from sold properties.

General and administrative decreased $4.1 million for the nine months ended September 30, 2014. The decrease is primarily due to greater capitalization of development and leasing overhead costs of $3.6 million, due to increased development and leasing activity. There were four development projects started in the current year. Additionally, changes in participant obligations within the deferred compensation plan resulted in a $1.4 million decrease in expense during 2014. These savings were partially offset by $1.2 million of higher incentive compensation expense during 2014.

Real estate taxes increased $4.2 million for the nine months ended September 30, 2014. The increase primarily consists of the following: $2.0 million from acquisitions, $1.0 million from new development operations, and $1.3 million at same properties from higher assessed values, partially offset by a decrease of $56,000 from sold properties.

Other operating expenses increased $1.7 million for the nine months ended September 30, 2014 primarily due to increases in transaction costs in the third quarter of 2014 due to property acquisitions and pursuit costs.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$82,141	82,363	(222)
Provision for impairment	225	6,000	(5,775)
Net investment (loss) income	(915)	(1,998)	1,083
Total other expense	$81,451	86,365	(4,914)

During the nine months ended September 30, 2014, we recognized a $225,000 impairment on three parcels of land. During the nine months ended September 30, 2013, we recognized a $6.0 million impairment on a single operating property as a result of an unoccupied anchor declaring bankruptcy, where we had, at that time, been unable to re-lease the anchor space.

The following table presents the change in interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$78,307	77,522	785
Interest on unsecured credit facilities	2,779	2,992	(213)
Capitalized interest	(5,158)	(4,174)	(984)
Hedge expense	7,114	7,124	(10)
Interest income	(901)	(1,101)	200
Total interest expense	$82,141	82,363	(222)

Our total interest expense decreased mainly due to higher amounts of interest capitalized on development and redevelopment projects, driven by the increase in cumulative project costs over the prior year. This higher capitalized interest was partially offset by an increase in interest on notes payable, primarily driven by the $77.8 million mortgage debt assumed with the Fairfield Portfolio acquisition in the first quarter of 2014.

Our equity in income of investments in real estate partnerships decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,483	9,126	357
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	24.95%	—	51	(51)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,074	1,449	(375)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	134	400	(266)
Cameron Village, LLC (Cameron)	30.00%	448	500	(52)
RegCal, LLC (RegCal)	25.00%	857	274	583
Regency Retail Partners, LP (the Fund) (2)	20.00%	16	7,678	(7,662)
US Regency Retail I, LLC (USAA)	20.01%	420	352	68
BRE Throne Holdings, LLC (BRET) (3)	47.80%	—	3,730	(3,730)
Other investments in real estate partnerships	50.00%	9,921	1,590	8,331
Total		$22,353	25,150	(2,797)

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

The $2.8 million decrease in our equity in income in investments in real estate partnerships for 2014, as compared to 2013, is largely attributed to:

•	$424,000 pro-rata share of impairment losses recognized upon sale of two properties within Columbia II;

•	$654,000 of pro-rata gains on one operating property disposed of within RegCal;

•	The Fund sold all of its operating properties in August 2013 for pro-rata gains of $7.4 million. The only activity in 2014 is to collect remaining receivables and make final distributions;

•	$3.7 million decrease from liquidating our ownership interest in BRET in October 2013; and,

•	$8.3 million increase within our Other investment partnerships driven by the gains on sale of two land parcels and one operating property.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 (in thousands):

	2014	2013	Change
Income from continuing operations	$80,061	63,170	16,891
Discontinued operations
Gain on sale of operating properties, net	—	27,462	(27,462)
Operating income, excluding provision for impairment	—	6,863	(6,863)
Income from discontinued operations	—	34,325	(34,325)
Gain on sale of real estate, net of tax	29,598	1,773	27,825
Income attributable to noncontrolling interests	(1,048)	(1,055)	7
Preferred stock dividends	(15,797)	(15,797)	—
Net income attributable to common stockholders	$92,814	82,416	10,398
Net income attributable to exchangeable operating partnership units	185	183	2
Net income attributable to common unit holders	$92,999	82,599	10,400

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

•	Pro-Rata information includes 100% of our consolidated properties plus our ownership interest in our unconsolidated real estate investment partnerships.

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

The Company's reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows (in thousands):

	Three months ended September 30,
	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$52,750	(26,868)	25,882	43,737	(20,721)	23,016
Less:
Management, transaction, and other fees	—	5,781	5,781	—	5,694	5,694
Other (2)	1,434	775	2,209	1,562	445	2,007
Plus:
Depreciation and amortization	29,813	6,604	36,417	29,782	2,958	32,740
General and administrative	—	14,463	14,463	—	15,001	15,001
Other operating expense, excluding provision for doubtful accounts	28	1,355	1,383	159	474	633
Other expense	6,925	20,542	27,467	12,961	18,826	31,787
Equity in income (loss) of investments in real estate excluded from NOI (3)	15,910	723	16,633	14,413	(5,349)	9,064
NOI from discontinued operations	—	—	—	—	2,258	2,258
Pro-rata NOI	$103,992	10,263	114,255	99,490	7,308	106,798

	Nine months ended September 30,
	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$157,254	(77,193)	80,061	141,472	(78,302)	63,170
Less:
Management, transaction, and other fees	—	18,353	18,353	—	19,195	19,195
Other (2)	4,439	2,465	6,904	4,791	1,449	6,240
Plus:
Depreciation and amortization	91,650	18,695	110,345	87,719	7,219	94,938
General and administrative	—	43,883	43,883	—	47,942	47,942
Other operating expense, excluding provision for doubtful accounts	141	3,982	4,123	502	2,221	2,723
Other expense	21,144	60,307	81,451	28,094	58,271	86,365
Equity in income (loss) of investments in real estate excluded from NOI (3)	46,249	(1,537)	44,712	47,719	(3,286)	44,433
NOI from discontinued operations	—	—	—	—	10,257	10,257
Pro-rata NOI	$311,999	27,319	339,318	300,715	23,678	324,393

(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Our same property pool includes the following number of shopping centers, pro-rata GLA (in thousands), and changes therein:

	Three months ended September 30,
	2014		2013
	Number	GLA	Number	GLA
Beginning pro-rata same property pool	309	26,033	325	26,158
Acquired properties owned for entirety of comparable periods	—	—	—	—
Developments that reached completion by beginning of earliest comparable period presented	—	—	—	—
Disposed properties	(5)	(337)	(12)	(495)
SFT adjustments (1)	—	16	—	(32)
Ending pro-rata same property pool	304	25,712	313	25,631

	Nine months ended September 30,
	2014		2013
	Number	GLA	Number	GLA
Beginning pro-rata same property pool	304	25,109	323	25,803
Acquired properties owned for entirety of comparable periods	6	560	6	476
Developments that reached completion by beginning of earliest comparable period presented	5	359	4	359
Disposed properties	(11)	(422)	(20)	(1,080)
SFT adjustments (1)	—	106	—	73
Ending pro-rata same property pool	304	25,712	313	25,631
(1) SFT adjustments arise from remeasurements or redevelopments.

The major components of pro-rata same property NOI growth of 4.5% and 3.8% for the three and nine months ended September 30, 2014, respectively, include the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Base rent	$109,345	105,850	3,495	$325,556	316,359	9,197
Percentage rent	482	526	(44)	3,553	3,468	85
Recovery revenue	30,295	28,926	1,369	96,462	90,270	6,192
Other income	1,840	1,623	217	6,198	4,950	1,248
Operating expenses	37,970	37,435	535	119,770	114,332	5,438
Pro-rata same property NOI	$103,992	99,490	4,502	$311,999	300,715	11,284

Pro-rata same property base rent for the three and nine months ended September 30, 2014 increased $3.5 million and $9.2 million, respectively, driven by increases in contractual rent steps, rental rate growth, and improvements in occupancy.

Pro-rata same property recovery revenue for the three and nine months ended September 30, 2014 increased $1.4 million and $6.2 million, respectively, due to greater recovery rates driven by occupancy improvements, as well as increases in recoverable costs.

Pro-rata same property operating expenses for the three and nine months ended September 30, 2014 increased $535,000 and $5.4 million, respectively, due to increases in real estate tax assessments and increased common area expenses primarily related to snow removal costs associated with the harsher winter weather in 2014.

The Company's reconciliation of net income available to common shareholders to FFO and Core FFO is as follows (in thousands, except share information):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$47,942	34,998	$92,814	82,416
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	45,244	42,746	138,627	127,313
Provision for impairment (2)	2	6,000	426	6,000
Gain on sale of operating properties, net of tax (2)	(28,488)	(23,407)	(35,907)	(35,506)
Exchangeable operating partnership units	90	73	185	183
FFO	$64,790	60,410	$196,145	180,406
Reconciliation of FFO to Core FFO
FFO	$64,790	60,410	$196,145	180,406
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)	1,051	365	2,762	1,591
Gain on sale of land (2)	(19)	(56)	(3,347)	(1,146)
Provision for impairment to land	—	—	225	—
Interest rate swap ineffectiveness (2)	—	—	—	(20)
Loss on early debt extinguishment (2)	1	(537)	42	(537)
Dividends from investments	(334)	—	(334)	—
Core FFO	$65,489	60,182	$195,493	180,294
(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships, net of pro-rata share attributable to noncontrolling interests.
(2) Includes Regency's pro-rata share of unconsolidated co-investment partnerships.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we issued 5,168 common shares to one holder of exchangeable operating partnership units of Regency Centers, L.P., on a one-for-one basis upon conversion of an equal number of exchangeable operating partnership units.  All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended September 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2014	—	$—	—	$—
August 1 through August 31, 2014	1,371	$55.75	—	$—
September 1 through September 30, 2014	—	$—	—	$—

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

November 4, 2014	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 4, 2014	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)