Form 10-K
period 2014-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2015-02-20
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Regency Centers Corporation              $5,045,698,716               Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 94,127,031 as of February 18, 2015.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2014, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I
Item 1.    Business

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 322 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 23 states and the District of Columbia, and contain 38.2 million square feet of gross leasable area, or 28.4 million square feet when including only our pro rata share of the 120 centers partially owned through co-investment partnerships.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business;

•	Creation of superior growth in shareholder value.

Our Strategy is to:

•	Sustain average annual 3% net operating income (“NOI”) growth from a high-quality portfolio of community and neighborhood shopping centers;

•	Develop new high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns;

•	Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry and sustainability initiatives.

Sustain average annual 3% NOI growth from high-quality portfolio of community and neighborhood shopping centers:

•	Own and develop centers that are located at key corners in our nation’s most attractive metro areas;

•	Target trade areas characterized by their strong demographics and consumer buying power, and draw shoppers to our centers with highly productive anchor tenants;

•	Attract the best national, regional and local retailers and restaurants;

•
Pursue initiatives that reinforce the underlying quality of our portfolio and maximize long-term growth such as “Fresh Look,” an operating philosophy that guides our merchandising and place-making programs;

•	Fortify future NOI growth by rigorously reviewing our portfolio to identify low growth assets for disposition;

•	Opportunistically upgrade our portfolio by acquiring high quality shopping centers with superior upside in NOI growth funded from the sale of low growth assets.

Develop new high quality shopping centers at attractive returns on investment from a disciplined development program:

•	We have an existing presence in our key markets with in-house expertise and anchor relationships;

•	Long-term ownership of shopping center developments located in desirable infill markets;

•	Anchor developments with dominant, national and regional chains and high volume specialty grocers;

•	Limit size of program to manage total development exposure and risk;

•	Create additional value through redevelopment of existing centers to benefit the operating portfolio;

•	Fund development program primarily from the sale of low-growth assets in the existing portfolio.

Cost-effectively enhance an already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns:

•	We have access to multiple sources of debt and equity through the capital markets and co-investment partnerships;

•	Fund development and acquisitions from free cash flow, a disciplined match-funding strategy of selling low growth assets, and accessing favorably priced equity;

•	Further reduce leverage when appropriate through organic growth in earnings and accessing the capital markets prudently;

•	Rigorously manage our $800 million line of credit and maintain substantial uncommitted capacity;

•	Maintain a large pool of unencumbered assets and excellent relationships with mortgage lenders;

•	Maintain a well laddered debt maturity profile.

Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry and sustainability initiatives:

•	We reflect our values by executing and successfully meeting our commitments to our people and our communities, a tradition we have embraced for over 50 years;

•	Foster a values-based culture, offering a comprehensive benefits package and an engaging workplace environment;

•	Believe in unwavering standards of honesty and integrity and build our reputation by maintaining the highest ethical principles.

•	Offer a challenging, safe and dynamic work environment and support the professional development and the personal life of each employee.

•	Encourage employees to achieve their personal health goals through a robust wellness program focused on education, awareness and prevention.

•	Contribute to the betterment of our communities by supporting philanthropic programs with employee contribution matching and paid time off to volunteer.

Sustainability

We recognize the importance of operating in a sustainable manner and are committed to reducing our environmental impact, including energy and water use, greenhouse gas emissions, and waste.  We are committed to transparency with regard to our sustainability performance, risks and opportunities, and will continue to increase disclosure using industry accepted reporting frameworks.   We believe our commitment to sustainability supports the Company in achieving key strategic objectives, leads to better risk management, enhances our relationships with key stakeholders, and is in the best interest of our shareholders.

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

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 17 market offices nationwide, where we conduct management, leasing, construction, and investment activities. As of December 31, 2014, we had 370 employees and we believe that our relations with our employees are good.

 Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. While we have a number of properties that could require or are currently undergoing varying levels of environmental remediation, known environmental remediation is not currently expected to have a material financial impact on us due to insurance programs designed to mitigate the cost of remediation, various state-regulated programs that shift the responsibility and cost to the state, and existing accrued liabilities for remediation.

Executive Officers

Our executive officers are appointed each year by our Board of Directors. Each of our executive officers has been employed by us in the position indicated in the list or positions indicated in the pertinent notes below. Each of our executive officers has been employed by us for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	62	Chairman and Chief Executive Officer	1993
Brian M. Smith	60	President and Chief Operating Officer	2009
Lisa Palmer	47	Executive Vice President and Chief Financial Officer	2013 (1)
Dan M. Chandler, III	48	Managing Director - West	2009
John S. Delatour	55	Managing Director - Central	1999
James D. Thompson	59	Managing Director - East	1993

(1) Ms. Palmer served as Senior Manager of Investment Services in 1996 and assumed the role of Vice President of Capital Markets in 1999. She served as Senior Vice President of Capital Markets from 2003 to 2012 until assuming the role of Executive Vice President and Chief Financial Officer in January 2013.

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

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

Our annual meeting will be held at The Ponte Vedra Inn & Club, 200 Ponte Vedra Blvd, Ponte Vedra Beach, Florida, at 8:30 a.m. on Tuesday, May 12, 2015.

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

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•	Weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and lead to increased store closings;

•	Adverse financial conditions for grocery and retail anchors;

•	Continued consolidation in the retail sector;

•	Excess amount of retail space in our markets;

•	Reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail categories;

•	The growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	The impact of changing energy costs on consumers and its consequential effect on retail spending; and

•	Consequences of any armed conflict involving, or terrorist attack against, the United States.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to sell, acquire or develop properties, and our cash available for distributions to stock and unit holders.

Our revenues and cash flow could be adversely affected if economic or market conditions deteriorate where our properties are geographically concentrated, which may impede our ability to generate sufficient income to pay expenses and maintain our properties.

The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2014, our properties in California, Florida, and Texas accounted for 30.6%, 11.3%, and 10.0%, respectively, of our net operating income from Consolidated Properties plus our pro-rata share from Unconsolidated Properties ("pro-rata basis"). Our revenues and cash available to pay expenses, maintain our properties, and for distributions to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate in California, Florida, or Texas relative to other geographic areas.

Our success depends on the success and continued presence of our “anchor” tenants.

Anchor tenants occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. We derive significant revenues from anchor tenants such as Kroger, Publix, and Safeway, who accounted for 4.5%, 3.8%, and 2.3%, respectively, of our total annualized base rent on a pro-rata basis, for the year ended December 31, 2014. Our net income could be adversely affected by the loss of revenues in the event a significant tenant:

•	Becomes bankrupt or insolvent;

•	Experiences a downturn in its business;

•	Materially defaults on its leases;

•	Does not renew its leases as they expire; or

•	Renews at lower rental rates.

Some anchors have the right to vacate and prevent re-tenanting by paying rent for the balance of the lease term. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. If a significant tenant vacates a property, co-tenancy clauses in select centers may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

A significant percentage of our revenues are derived from smaller shop tenants and our net income could be adversely impacted if our smaller shop tenants are not successful.

A significant percentage of our revenues are derived from smaller shop tenants (those occupying less than 10,000 square feet). Smaller shop tenants may be more vulnerable to negative economic conditions as they have more limited resources than larger tenants. Such tenants continue to face increasing competition from non-store retailers and growing e-commerce. In addition, some of these retailers may seek to reduce their store sizes as they increasingly rely on alternative distribution channels, including internet sales, and adjust their square footage needs accordingly. The types of smaller shop tenants vary from retail shops to service providers. If we are unable to attract the right type or mix of smaller shop tenants into our centers, our net income could be adversely impacted.

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

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.

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

Adverse global market and economic conditions could cause us to recognize additional impairment charges or otherwise harm our performance.

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

Unsuccessful development activities or a slowdown in development activities could have a direct impact on our revenues, revenue growth, and/or net income.

We actively pursue development opportunities. Development activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	The risk that we may be unable to lease developments to full occupancy on a timely basis;

•	The risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable;

•	The risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	The risk that delays in the development and construction process could increase costs;

•	The risk that we may abandon development opportunities and lose our investment in such opportunities;

•	The risk that the size of our development pipeline will strain the organization's capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•
Changes in the level of future development and redevelopment activity could have an adverse impact on operating results by reducing the amount of capitalizable internal costs for development projects; and

•	The lack of cash flow during the construction period.

Our acquisition activities may not produce the returns that we expect.

Our investment strategy includes investing in high-quality shopping centers that are leased to market-dominant grocers, category-leading anchors, specialty retailers, or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties and/or companies entails risks that include, but are not limited to, the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	Properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we estimate, which may result in the properties' failure to achieve the returns we projected;

•
Our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property;

•
Our investigation of a company, property or building prior to our acquisition, and any representations we may receive from such seller, may fail to reveal various liabilities, which could reduce the cash flow from the acquisition or increase our acquisition costs;

•
Our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short, either of which could result in the property failing to achieve the returns we have projected, either temporarily or for a longer time;

•	We may not recover our costs from an unsuccessful acquisition;

•	Our acquisition activities may distract our management and generate significant costs; and

•	We may not be able to integrate an acquisition into our existing operations successfully.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be adversely impacted.

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

A significant portion of our property gross leasable area is located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, and other natural disasters. As of December 31, 2014, approximately 23.6%, 15.0%, and 10.5% of our property gross leasable area, on a pro-rata basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. We recognize that the frequency and / or intensity of extreme weather events may continue to increase due to climate change, and as a result, our exposure to these events could increase.  These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

Should we decide in the future to expand into new markets, we may not be successful, which could adversely affect our financial condition, results of operations and cash flows.

If opportunities arise, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable in new markets. In addition, we may not possess the same level of familiarity with the dynamics and market conditions of the new markets we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to achieve our desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations and cash flows.

An uninsured loss or a loss that exceeds the insurance coverage on our properties could subject us to loss of capital or revenue on those properties.

We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and consistent with industry standards. There are, however, some types of losses, such as losses from hurricanes, terrorism, wars or earthquakes, for which the insurance levels carried may not be sufficient to fully cover catastrophic losses impacting multiple properties. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on or off the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, our tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, such properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stock and unit holders.

Loss of our key personnel could adversely affect our business and operations.

We depend on the efforts of our key executive personnel. Although we believe qualified replacements could be found for our key executives, the loss of their services could adversely affect our business and operations.

We face competition from numerous sources, including other REITs and other real estate owners.

The ownership of shopping centers is highly fragmented. We face competition from other REITs and well capitalized institutional investors, as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We also compete to develop shopping centers with other REITs engaged in development activities as well as with local, regional, and national real estate developers. This competition may:

•reduce the number of properties available for acquisition or development;
•increase the cost of properties available for acquisition or development;
•hinder our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents; and
•adversely affect our ability to minimize our expenses of operation.

If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stock and unit holders, may be adversely affected.

Costs of environmental remediation could reduce our cash flow available for distribution to stock and unit holders.

Under various federal, state and local laws, an owner or manager of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation could exceed the value of the property and/or the aggregate assets of the owner or the responsible party. The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to use the property as collateral for a loan. Any of these developments could reduce cash flow and our ability to make distributions to stock and unit holders.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures.

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations and make distributions to our stock and unit holders.

If we do not maintain the security of tenant-related information, we could incur substantial costs and become subject to litigation.

We have implemented an online payment system where we receive certain information about our tenants that depends upon secure transmissions of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in information being obtained by unauthorized persons could adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require us to expend significant resources related to our information security systems and could result in a disruption of our operations.

We rely extensively on computer systems to process transactions and manage our business and disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.

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

We have invested substantial capital as a partner in a number of joint venture investments for the acquisition or development of properties. These investments involve risks not present in a wholly-owned project as we do not have voting control over the ventures, although we do have approval rights over major decisions. The other partner may (i) have interests or goals that are inconsistent with our interests or goals or (ii) otherwise impede our objectives. The other partner also may become insolvent or bankrupt. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.

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

As part of our funding strategy, we sell operating properties that no longer meet our investment standards or those with a limited future growth profile. These sales proceeds are used to fund the construction of new developments, redevelopments and acquisitions. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which could have a negative impact on our earnings.

We depend on external sources of capital, which may not be available in the future on favorable terms or at all.

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets.  In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their pro rata share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are eligible to refinance.

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

Our ability to make scheduled payments or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. In addition, we do not expect to generate sufficient funds from operations to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we may be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms, either of which could reduce the cash flow available for distributions to stock and unit holders. If we cannot make required mortgage payments, the mortgagee could foreclose on the property securing the mortgage.

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

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedge our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stock and unit holders.

We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

We may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

From time to time, we manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Risk Factors Related to the Market Price for Our Debt and Equity Securities

Changes in economic and market conditions could adversely affect the market price of our securities.

The market price of our debt and equity securities may fluctuate significantly in response to many factors, many of which are out of our control, including:

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

These factors may cause the market price of our securities to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our securities, including our common stock, will not fall in the future. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends at historical rates or to increase our dividend rate will depend on a number of factors, including, among others, the following:

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

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. We are also required to distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for the Parent Company to remain qualified as a REIT.

Also, unless the IRS granted relief under certain statutory provisions, the Parent Company would remain disqualified as a REIT for four years following the year it first failed to qualify. If the Parent Company failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders. Although we believe that the Parent Company qualifies as a REIT, we cannot assure you that the Parent Company will continue to qualify or remain qualified as a REIT for tax purposes.

Even if the Parent Company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

Dividends paid by REITs generally do not qualify for reduced tax rates.

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by "C" corporations and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock.

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

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary, or TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in a TRS will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRS.

Risk Factors Related to Our Ownership Limitations and the Florida Business Corporation Act

Restrictions on the ownership of the Parent Company's capital stock to preserve its REIT status could delay or prevent a change in control.

Ownership of more than 7% by value of our outstanding capital stock is prohibited, with certain exceptions, by the Parent Company's articles of incorporation, for the purpose of maintaining its qualification as a REIT. This 7% limitation may discourage a change in control and may also (i) deter tender offers for our capital stock, which offers may be attractive to our stockholders, or (ii) limit the opportunity for our stockholders to receive a premium for their capital stock that might otherwise exist if an investor attempted to assemble a block in excess of 7% of our outstanding capital stock or to affect a change in control.

The issuance of the Parent Company's capital stock could delay or prevent a change in control.

The Parent Company's articles of incorporation authorize our Board of Directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control. The provisions of the Florida Business Corporation Act regarding control share acquisitions and affiliated transactions could also deter potential acquisitions by preventing the acquiring party from voting the common stock it acquires or consummating a merger or other extraordinary corporate transaction without the approval of our disinterested stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2014				December 31, 2013
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	43	5,692	24.5%	95.4%	42	5,500	24.5%	96.2%
Florida	38	4,025	17.3%	93.8%	40	4,159	18.6%	91.2%
Texas	21	2,689	11.5%	96.1%	18	2,384	10.6%	96.0%
Georgia	15	1,390	6.0%	93.5%	15	1,385	6.2%	94.6%
Ohio	9	1,307	5.6%	98.8%	9	1,297	5.8%	97.8%
Colorado	15	1,266	5.5%	90.7%	15	1,261	5.6%	89.5%
Illinois	6	920	4.0%	96.8%	5	872	3.9%	94.1%
North Carolina	10	895	3.9%	94.9%	10	903	4.0%	95.3%
Virginia	6	841	3.6%	95.3%	5	744	3.3%	97.4%
Washington	5	606	2.6%	99.8%	5	605	2.7%	98.4%
Oregon	6	563	2.4%	97.2%	7	617	2.7%	95.8%
Massachusetts	3	519	2.2%	92.5%	3	506	2.3%	96.3%
Missouri	4	408	1.8%	100.0%	4	408	1.8%	100.0%
Pennsylvania	4	325	1.4%	99.6%	4	325	1.4%	99.6%
Tennessee	3	317	1.4%	96.1%	5	392	1.7%	96.7%
Connecticut	3	315	1.4%	96.8%	—	—	—%	—%
Arizona	2	274	1.2%	95.1%	2	274	1.2%	87.1%
Indiana	3	240	1.0%	96.1%	4	209	0.9%	90.8%
Delaware	1	232	1.0%	92.0%	2	243	1.1%	94.8%
Michigan	2	118	0.5%	96.4%	2	118	0.5%	53.4%
Maryland	1	113	0.5%	97.2%	1	88	0.4%	100.0%
Alabama	1	85	0.4%	89.9%	1	85	0.4%	84.5%
South Carolina	1	60	0.3%	100.0%	2	74	0.3%	100.0%
Kentucky	—	—	—%	—%	1	23	0.1%	100.0%
Total	202	23,200	100.0%	95.3%	202	22,472	100.0%	94.5%

Certain Consolidated Properties are encumbered by mortgage loans of $541.6 million, excluding debt premiums and discounts, as of December 31, 2014.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $18.30 and $17.40 per square foot ("SqFT") as of December 31, 2014 and 2013, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2014				December 31, 2013
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	21	2,782	18.6%	97.5%	21	2,782	17.9%	96.9%
Virginia	19	2,643	17.6%	97.4%	21	2,685	17.3%	96.6%
Maryland	13	1,490	9.9%	93.6%	13	1,490	9.6%	97.0%
North Carolina	8	1,272	8.5%	95.2%	8	1,272	8.2%	97.3%
Illinois	8	1,067	7.1%	94.5%	8	1,067	6.9%	97.3%
Texas	7	934	6.2%	97.5%	8	1,070	6.9%	98.6%
Colorado	5	862	5.8%	92.8%	5	862	5.6%	95.1%
Florida	8	682	4.6%	97.5%	9	720	4.6%	95.3%
Minnesota	5	674	4.5%	99.3%	5	677	4.4%	97.6%
Pennsylvania	6	661	4.4%	90.1%	6	661	4.3%	92.3%
Washington	5	621	4.1%	95.5%	4	477	3.1%	91.5%
Connecticut	1	186	1.2%	99.8%	1	180	1.2%	99.8%
South Carolina	2	162	1.1%	98.5%	2	162	1.0%	100.0%
New Jersey	2	158	1.1%	94.5%	2	157	1.0%	92.6%
New York	1	141	0.9%	100.0%	1	141	0.9%	100.0%
Indiana	2	138	0.9%	92.3%	2	139	0.9%	86.5%
Wisconsin	1	133	0.9%	92.8%	2	269	1.7%	93.2%
Arizona	1	108	0.7%	93.4%	1	108	0.7%	94.1%
Oregon	1	93	0.6%	98.1%	1	93	0.6%	94.8%
Georgia	1	86	0.6%	100.0%	1	86	0.6%	96.3%
Delaware	1	67	0.4%	90.1%	1	67	0.4%	96.1%
Dist. of Columbia	2	40	0.3%	97.0%	2	40	0.3%	100.0%
Massachusetts	—	—	—%	—%	1	184	1.2%	97.6%
Alabama	—	—	—%	—%	1	119	0.7%	73.9%
Total	120	15,000	100.0%	96.0%	126	15,508	100.0%	96.2%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.4 billion, excluding debt premiums and discounts, as of December 31, 2014.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $17.85 and $17.34 per SqFT as of December 31, 2014 and 2013, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2014, based upon a percentage of total annualized base rent exceeding or equal to 0.5% (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	2,424	8.5%	$22,818	4.5%	50	5
Publix	1,831	6.5%	19,212	3.8%	45	1
Safeway	1,170	4.1%	11,610	2.3%	38	6
TJX Companies	756	2.7%	9,981	2.0%	35	—
Whole Foods	552	1.9%	9,875	1.9%	17	—
CVS	505	1.8%	8,194	1.6%	45	—
PETCO	321	1.1%	7,043	1.4%	43	—
Ahold/Giant	419	1.5%	5,884	1.2%	13	—
H.E.B.	344	1.2%	5,439	1.1%	5	—
Albertsons	396	1.4%	4,959	1.0%	11	1
Ross Dress For Less	306	1.1%	4,877	1.0%	16	—
Trader Joe's	179	0.6%	4,699	0.9%	19	—
JPMorgan Chase Bank	67	0.2%	4,126	0.8%	26	—
Bank of America	84	0.3%	4,031	0.8%	30	—
Wells Fargo Bank	79	0.3%	4,006	0.8%	38	—
Starbucks	99	0.4%	3,900	0.8%	78	—
Roundys/Marianos	219	0.8%	3,820	0.8%	5	—
Sears Holdings	409	1.4%	3,279	0.6%	6	1
Panera Bread	97	0.3%	3,210	0.6%	27	—
Walgreens	121	0.4%	3,083	0.6%	12	—
SUPERVALU	265	0.9%	3,042	0.6%	11	—
Wal-Mart	466	1.6%	3,026	0.6%	5	2
Sports Authority	134	0.5%	2,973	0.6%	3	—
Subway	90	0.3%	2,928	0.6%	98	—
Target	359	1.3%	2,884	0.6%	4	11
(1) Stores owned by anchor tenant that are attached to our centers.

Our leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases provide for the monthly payment in advance of fixed minimum rent, additional rents calculated as a percentage of the tenant's sales, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Expiring GLA	Percent of Total Company GLA	Minimum Rent Expiring Leases (2)	Percent of Minimum Rent (2)
(1)	155	166	0.6%	$3,691	0.8%
2015	909	1,827	6.9%	40,326	8.3%
2016	1,034	2,708	10.2%	51,713	10.6%
2017	1,106	3,303	12.5%	68,925	14.1%
2018	874	2,778	10.5%	54,309	11.1%
2019	808	3,180	12.0%	60,525	12.4%
2020	375	1,851	7.0%	32,144	6.6%
2021	202	1,360	5.1%	22,841	4.7%
2022	242	1,646	6.2%	26,763	5.5%
2023	214	1,199	4.5%	23,483	4.8%
2024	247	1,527	5.7%	28,696	5.8%
Thereafter	507	4,979	18.8%	75,100	15.3%
Total	6,673	26,524	100.0%	$488,516	100.0%
(1) Leases currently under month-to-month rent or in process of renewal.
(2) Minimum rent includes current minimum rent and future contractual rent steps, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

During 2015, we have a total of 909 leases expiring, representing 1.8 million square feet of GLA. These expiring leases have an average base rent of $22.07 per SqFT. The average base rent of new leases signed during 2014 was $22.02 per SqFT. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, and pro-rata percent leased of 95.4%, we expect to see an overall increase in rental rate on new and renewal leases during 2015. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis for further information about our Consolidated and Unconsolidated Properties.

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
ALABAMA

Shoppes at Fairhope Village	Mobile		2008	2008	$—	84,740	89.9%	$14.52	Publix

Subtotal/Weighted Average (AL)					—	84,740	89.9%	14.52

ARIZONA

Palm Valley Marketplace	Phoenix-Mesa-Scottsdale	20%	2001	1999	11,000	107,633	93.4%	13.91	Safeway
Pima Crossing	Phoenix-Mesa-Scottsdale		1999	1996	—	238,275	98.5%	14.50	Golf & Tennis Pro Shop, Inc., SteinMart	Life Time Fitness, Paddock Pools Store, Pier 1 Imports, Fight Ready
Shops at Arizona	Phoenix-Mesa-Scottsdale		2003	2000	—	35,710	72.4%	10.66		Ace Hardware

Subtotal/Weighted Average (AZ)					11,000	381,618	95.0%	14.11

CALIFORNIA

4S Commons Town Center	San Diego-Carlsbad-San Marcos	85%	2004	2004	62,500	240,060	97.6%	30.17	Ralphs, Jimbo's...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware, Ulta
Amerige Heights Town Center	Los Angeles-Long Beach-Santa Ana		2000	2000	16,580	89,443	100.0%	27.59	Albertsons, (Target)
Auburn Village	Sacramento--Arden-Arcade--Roseville	40%	2005	1990	—	133,944	87.8%	17.58	Bel Air Market	Dollar Tree, Goodwill Industries, Dollar Tree (CVS)
Balboa Mesa Shopping Center	San Diego-Carlsbad-San Marcos		2012	1969	—	207,147	100.0%	23.48	Von's Food & Drug, Kohl's	CVS
Bayhill Shopping Center	San Francisco-Oakland-Fremont	40%	2005	1990	21,632	121,846	97.2%	22.05	Mollie Stone's Market	CVS
Blossom Valley	San Jose-Sunnyvale-Santa Clara	20%	1999	1990	10,256	93,316	100.0%	24.77	Safeway	CVS
Brea Marketplace (7)	Los Angeles-Long Beach-Santa Ana	40%	2005	1987	49,124	352,226	97.6%	17.03	Sprout's Markets, Target	24 Hour Fitness, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare, Golfsmith

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Clayton Valley Shopping Center	San Francisco-Oakland-Fremont		2003	2004	—	260,205	94.3%	20.72	Fresh & Easy, Orchard Supply Hardware	Longs Drugs, Dollar Tree, Ross Dress For Less
Corral Hollow	Stockton	25%	2000	2000	21,300	167,184	100.0%	16.55	Safeway, Orchard Supply & Hardware	Longs Drug
Costa Verde Center	San Diego-Carlsbad-San Marcos		1999	1988	—	178,623	94.5%	34.58	Bristol Farms	Bookstar, The Boxing Club
Diablo Plaza	San Francisco-Oakland-Fremont		1999	1982	—	63,265	96.9%	35.27	(Safeway)	(CVS), Beverages & More
East Washington Place	Santa Rosa-Petaluma		2011	2011	—	203,313	97.9%	23.43	(Target), Dick's Sporting Goods, TJ Maxx
El Camino Shopping Center	Los Angeles-Long Beach-Santa Ana		1999	1995	—	135,740	99.5%	25.42	Von's Food & Drug	Sav-On Drugs
El Cerrito Plaza	San Francisco-Oakland-Fremont		2000	2000	38,694	256,035	95.6%	27.45	(Lucky's), Trader Joe's	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
El Norte Pkwy Plaza	San Diego-Carlsbad-San Marcos		1999	1984	—	90,549	95.2%	16.61	Von's Food & Drug	CVS
Encina Grande	San Francisco-Oakland-Fremont		1999	1965	—	102,413	96.5%	24.56	Safeway	Walgreens
Five Points Shopping Center	Santa Barbara-Santa Maria-Goleta	40%	2005	2014	27,609	144,553	97.3%	26.10	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Folsom Prairie City Crossing	Sacramento--Arden-Arcade--Roseville		1999	1999	—	90,237	91.7%	19.37	Safeway
French Valley Village Center	Riverside-San Bernardino-Ontario		2004	2004	—	98,752	97.4%	24.24	Stater Bros.	CVS
Friars Mission Center	San Diego-Carlsbad-San Marcos		1999	1989	141	146,898	100.0%	31.07	Ralphs	Longs Drug
Gateway 101	San Francisco-Oakland-Fremont		2008	2008	—	92,110	100.0%	32.05	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura		2002	2002	—	85,485	92.2%	21.20	Gelson's Markets
Golden Hills Promenade	San Luis Obispo-Paso Robles		2006	2006	—	241,846	98.1%	6.93	Lowe's	Bed Bath & Beyond, TJ Maxx
Granada Village	Los Angeles-Long Beach-Santa Ana	40%	2005	1965	39,983	226,488	100.0%	21.48	Sprout's Markets	Rite Aid, TJ Maxx, Stein Mart, PETCO, Homegoods
Hasley Canyon Village	Los Angeles-Long Beach-Santa Ana	20%	2003	2003	8,361	65,801	100.0%	23.56	Ralphs
Heritage Plaza (7)	Los Angeles-Long Beach-Santa Ana		1999	1981	—	230,506	98.6%	31.73	Ralphs	CVS, Daiso, Mitsuwa Marketplace, Total Woman

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Indio Towne Center	Riverside-San Bernardino-Ontario		2006	2010	—	179,505	91.1%	17.81	(Home Depot), (WinCo), Toys R Us	CVS, 24 Hour Fitness, PETCO, Party City
Jefferson Square	Riverside-San Bernardino-Ontario		2007	2007	—	38,013	55.7%	14.48		CVS
Juanita Tate Marketplace	Los Angeles-Long Beach-Santa Ana		2013	2013	—	77,096	100.0%	23.44	Northgate Market	CVS
Laguna Niguel Plaza	Los Angeles-Long Beach-Santa Ana	40%	2005	1985	9,082	41,943	100.0%	25.41	(Albertsons)	CVS
Loehmanns Plaza California	San Jose-Sunnyvale-Santa Clara		1999	1983	—	113,310	77.5%	19.29	(Safeway)	Longs Drug
Marina Shores	Los Angeles-Long Beach-Santa Ana	20%	2008	2001	11,248	67,727	100.0%	32.93	Whole Foods	PETCO
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	40%	2005	1957	20,901	126,658	100.0%	18.92	Safeway	Longs Drug, Ross Dress for Less
Morningside Plaza	Los Angeles-Long Beach-Santa Ana		1999	1996	—	91,212	100.0%	21.34	Stater Bros.
Navajo Shopping Center	San Diego-Carlsbad-San Marcos	40%	2005	1964	8,528	102,139	98.0%	13.41	Albertsons	Rite Aid, O'Reilly Auto Parts
Newland Center	Los Angeles-Long Beach-Santa Ana		1999	1985	—	149,140	97.2%	21.30	Albertsons
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura		1999	1982	—	83,286	92.7%	16.49	Albertsons	(Longs Drug)
Oak Shade Town Center	Sacramento--Arden-Arcade--Roseville		2011	1998	9,692	103,762	100.0%	19.99	Safeway	Office Max, Rite Aid
Persimmon Place (4)	San Francisco-Oakland-Fremont		2014	2014	—	153,054	78.0%	29.37	Whole Foods, Nordstrom Rack	Homegoods
Plaza Hermosa	Los Angeles-Long Beach-Santa Ana		1999	1984	13,800	94,717	100.0%	24.57	Von's Food & Drug	Sav-On Drugs
Pleasant Hill Shopping Center	San Francisco-Oakland-Fremont	40%	2005	1970	29,063	227,681	100.0%	23.72	Target, Toys "R" Us	Barnes & Noble, Ross Dress for Less
Point Loma Plaza	San Diego-Carlsbad-San Marcos	40%	2005	1987	26,966	212,652	93.8%	19.45	Von's Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Powell Street Plaza	San Francisco-Oakland-Fremont		2001	1987	—	165,928	97.0%	31.10	Trader Joe's	PETCO, Beverages & More!, Ross Dress For Less, DB Shoe Company, Marshalls
Raley's Supermarket	Sacramento--Arden-Arcade--Roseville	20%	2007	1964	—	62,827	100.0%	5.41	Raley's
Rancho San Diego Village	San Diego-Carlsbad-San Marcos	40%	2005	1981	23,239	153,256	94.2%	20.84	Von's Food & Drug	(Longs Drug), 24 Hour Fitness
Rona Plaza	Los Angeles-Long Beach-Santa Ana		1999	1989	—	51,760	100.0%	19.16	Superior Super Warehouse

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
San Leandro Plaza	San Francisco-Oakland-Fremont		1999	1982	—	50,432	100.0%	32.67	(Safeway)	(Longs Drug)
Seal Beach	Los Angeles-Long Beach-Santa Ana	20%	2002	1966	—	96,858	96.7%	23.38	Von's Food & Drug	CVS
Sequoia Station	San Francisco-Oakland-Fremont		1999	1996	21,100	103,148	100.0%	36.90	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Pier 1
Silverado Plaza	Napa	40%	2005	1974	10,438	84,916	99.8%	15.93	Nob Hill	Longs Drug
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	40%	2005	1988	13,934	92,352	96.9%	16.65	Safeway
South Bay Village	Los Angeles-Long Beach-Santa Ana		2012	2012	—	107,706	100.0%	19.11	Wal-Mart, Orchard Supply Hardware	Homegoods
Strawflower Village	San Francisco-Oakland-Fremont		1999	1985	—	78,827	98.5%	19.17	Safeway	(Longs Drug)
Tassajara Crossing	San Francisco-Oakland-Fremont		1999	1990	19,800	146,140	98.9%	22.06	Safeway	Longs Drug, Tassajara Valley Hardware
Twin Oaks Shopping Center	Los Angeles-Long Beach-Santa Ana	40%	2005	1978	10,302	98,399	96.6%	16.94	Ralphs	Rite Aid
Twin Peaks	San Diego-Carlsbad-San Marcos		1999	1988	—	207,741	98.9%	17.74	Albertsons, Target
The Hub Hillcrest Market (fka Uptown District)	San Diego-Carlsbad-San Marcos		2012	1990	—	148,806	90.6%	33.75	Ralphs, Trader Joe's
Valencia Crossroads	Los Angeles-Long Beach-Santa Ana		2002	2003	—	172,856	100.0%	25.24	Whole Foods, Kohl's
Village at La Floresta (4)	Los Angeles-Long Beach-Santa Ana		2014	2014(3)	—	86,925	50.6%	18.67	Whole Foods
West Park Plaza	San Jose-Sunnyvale-Santa Clara		1999	1996	—	88,104	100.0%	17.15	Safeway	Rite Aid
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura		1999	1975	—	197,375	95.2%	32.60	Von's Food & Drug and Sprouts	(CVS)
Woodman Van Nuys	Los Angeles-Long Beach-Santa Ana		1999	1992	—	107,614	100.0%	14.54	El Super
Woodside Central	San Francisco-Oakland-Fremont		1999	1993	—	80,591	97.9%	22.40	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza	San Francisco-Oakland-Fremont	40%	2005	1968	28,367	109,701	96.2%	35.81	Sports Basement, Fresh & Easy	Sports Basement

Subtotal/Weighted Average (CA)					552,639	8,472,142	95.7%	23.86

COLORADO

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Applewood Shopping Center	Denver-Aurora	40%	2005	1956	—	381,041	87.5%	11.07	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village	Boulder	40%	2005	1957	14,388	159,197	93.0%	16.32	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, HomeGoods
Belleview Square	Denver-Aurora		2004	1978	—	117,331	100.0%	16.89	King Soopers
Boulevard Center	Denver-Aurora		1999	1986	—	78,522	92.7%	25.39	(Safeway)	One Hour Optical
Buckley Square	Denver-Aurora		1999	1978	—	116,147	96.4%	9.54	King Soopers	Ace Hardware
Centerplace of Greeley III Phase I	Greeley		2007	2007	—	119,012	96.4%	13.90	Sports Authority	Best Buy, TJ Maxx
Cherrywood Square	Denver-Aurora	40%	2005	1978	4,442	96,501	98.3%	9.09	King Soopers
Crossroads Commons	Boulder	20%	2001	1986	16,997	142,589	100.0%	25.32	Whole Foods	Barnes & Noble, Bicycle Village
Falcon Marketplace	Colorado Springs		2005	2005	—	22,491	78.7%	21.01	(Wal-Mart)
Hilltop Village	Denver-Aurora		2002	2003	7,500	100,030	91.0%	8.36	King Soopers
Kent Place	Denver-Aurora		2011	2011	8,250	48,175	100.0%	19.18	King Soopers
Littleton Square	Denver-Aurora		1999	1997	—	99,282	96.4%	8.52	King Soopers
Lloyd King Center	Denver-Aurora		1998	1998	—	83,418	96.9%	11.47	King Soopers
Marketplace at Briargate	Colorado Springs		2006	2006	—	29,075	94.8%	27.85	(King Soopers)
Monument Jackson Creek	Colorado Springs		1998	1999	—	85,263	100.0%	11.45	King Soopers
Ralston Square Shopping Center	Denver-Aurora	40%	2005	1977	4,442	82,750	98.0%	9.98	King Soopers
Shops at Quail Creek	Denver-Aurora		2008	2008	—	37,579	100.0%	26.38	(King Soopers)
South Lowry Square	Denver-Aurora		1999	1993	—	119,916	40.5%	15.24
Stroh Ranch	Denver-Aurora		1998	1998	—	93,436	95.3%	11.79	King Soopers
Woodmen Plaza	Colorado Springs		1998	1998	—	116,233	94.8%	12.81	King Soopers

Subtotal/Weighted Average (CO)					56,019	2,127,988	91.0%	14.07

CONNECTICUT

Black Rock	Bridgeport-Stamford-Norwalk	80%	2014	1996	20,124	98,331	95.9%	30.64		GAP, Old Navy, The Clubhouse
Brick Walk (7)	Bridgeport-Stamford-Norwalk	80%	2014	2007	31,823	123,520	95.1%	41.28
Corbin's Corner	Hartford-West Hartford-East Hartford	40%	2005	1962	41,024	185,921	99.8%	26.20	Trader Joe's, Toys "R" Us, Best Buy	Toys "R" Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Fairfield Center (7)	Bridgeport-Stamford-Norwalk	80%	2014	2000	20,250	92,716	100.0%	32.63		Fairfield University Bookstore, Merril Lynch

Subtotal/Weighted Average (CT)					113,221	500,488	97.4%	33.53

WASHINGTON D.C.

Shops at The Columbia	Washington-Arlington-Alexandria	25%	2006	2006	—	22,812	100.0%	37.07	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandria	40%	2005	1930	13,003	16,835	92.9%	90.90		CVS

Subtotal/Weighted Average (DC)					13,003	39,647	96.2%	65.23

DELAWARE

Pike Creek	Philadelphia-Camden-Wilmington		1998	1981	—	231,562	92.0%	13.52	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	40%	2005	1971	—	66,808	90.1%	22.86		Rite Aid

Subtotal/Weighted Average (DE)					—	298,370	91.8%	14.47

FLORIDA

Anastasia Plaza	Jacksonville		1993	1988	—	102,342	93.7%	12.19	Publix
Aventura Shopping Center	Miami-Fort Lauderdale-Miami Beach		1994	1974	—	102,876	75.5%	19.52	Publix	CVS
Berkshire Commons	Naples-Marco Island		1994	1992	7,500	110,062	95.9%	13.43	Publix	Walgreens
Bloomingdale Square	Tampa-St. Petersburg-Clearwater		1998	1987	—	267,736	97.7%	9.27	Publix, Wal-Mart, Bealls	Ace Hardware
Boynton Lakes Plaza	Miami-Fort Lauderdale-Miami Beach		1997	1993	—	105,820	94.6%	15.47	Publix	Citi Trends, Pet Supermarket
Brooklyn Station on Riverside (fka Shoppes on Riverside) (4)	Jacksonville		2013	2013	—	49,994	84.3%	24.54	The Fresh Market

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Caligo Crossing (7)	Miami-Fort Lauderdale-Miami Beach		2007	2007	—	10,763	100.0%	43.78	(Kohl's)
Canopy Oak Center	Ocala	50%	2006	2006	—	90,041	91.8%	18.80	Publix
Carriage Gate	Tallahassee		1994	1978	—	74,330	88.5%	21.06	Trader Joe's	TJ Maxx
Chasewood Plaza	Miami-Fort Lauderdale-Miami Beach		1993	1986	—	151,157	93.6%	23.35	Publix	Pet Smart
Corkscrew Village	Cape Coral-Fort Myers		2007	1997	7,923	82,011	97.3%	13.23	Publix
Courtyard Shopping Center	Jacksonville		1993	1987	—	137,256	100.0%	3.33	(Publix), Target
Fleming Island	Jacksonville		1998	2000	—	132,163	98.2%	14.41	Publix, (Target)	PETCO, Planet Fitness
Fountain Square (4)	Miami-Fort Lauderdale-Miami Beach		2013	2013	—	177,231	88.8%	23.63	Publix	Ross Dress for Less, TJ Maxx, Ulta
Garden Square	Miami-Fort Lauderdale-Miami Beach		1997	1991	—	90,258	98.7%	15.87	Publix	CVS
Grande Oak	Cape Coral-Fort Myers		2000	2000	—	78,784	98.2%	14.84	Publix
Hibernia Pavilion	Jacksonville		2006	2006	—	51,298	87.1%	15.53	Publix
Hibernia Plaza	Jacksonville		2006	2006	—	8,400	—%	—		(Walgreens)
John's Creek Center	Jacksonville	20%	2003	2004	7,739	75,101	98.1%	13.46	Publix
Julington Village	Jacksonville	20%	1999	1999	9,500	81,820	100.0%	14.93	Publix	(CVS)
Lynnhaven	Panama City-Lynn Haven	50%	2001	2001	—	63,871	95.6%	12.33	Publix
Marketplace Shopping Center	Tampa-St. Petersburg-Clearwater		1995	1983	—	90,296	82.5%	17.96	LA Fitness
Millhopper Shopping Center	Gainesville		1993	1974	—	75,621	100.0%	16.11	Publix
Naples Walk Shopping Center	Naples-Marco Island		2007	1999	15,022	124,973	86.9%	14.91	Publix
Newberry Square	Gainesville		1994	1986	—	180,524	83.2%	7.03	Publix, K-Mart
Nocatee Town Center	Jacksonville		2007	2007	—	79,209	96.0%	14.73	Publix
Northgate Square	Tampa-St. Petersburg-Clearwater		2007	1995	—	75,495	100.0%	13.49	Publix
Oakleaf Commons	Jacksonville		2006	2006	—	73,717	92.4%	13.72	Publix	(Walgreens)
Ocala Corners (7)	Tallahassee		2000	2000	5,025	86,772	100.0%	14.05	Publix
Old St Augustine Plaza	Jacksonville		1996	1990	—	232,459	92.5%	7.75	Publix, Burlington Coat Factory, Hobby Lobby
Pebblebrook Plaza	Naples-Marco Island	50%	2000	2000	—	76,767	100.0%	14.06	Publix	(Walgreens)
Pine Tree Plaza	Jacksonville		1997	1999	—	63,387	97.8%	13.05	Publix
Plantation Plaza	Jacksonville	20%	2004	2004	10,500	77,747	93.3%	15.38	Publix

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Regency Square	Tampa-St. Petersburg-Clearwater		1993	1986	—	351,687	98.3%	15.39	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, Shoe Carnival, Staples, TJ Maxx, PETCO, Ulta
Seminole Shoppes	Jacksonville	50%	2009	2009	9,958	76,821	98.2%	21.55	Publix
Shoppes @ 104	Miami-Fort Lauderdale-Miami Beach		1998	1990	—	108,192	96.7%	16.79	Winn-Dixie	Navarro Discount Pharmacies
Shoppes at Bartram Park	Jacksonville	50%	2005	2004	—	126,483	100.0%	17.59	Publix, (Kohl's)	(Tutor Time)
Shops at John's Creek	Jacksonville		2003	2004	—	15,490	100.0%	19.02
Starke (7)	Other		2000	2000	—	12,739	100.0%	24.65		CVS
Suncoast Crossing (7)	Tampa-St. Petersburg-Clearwater		2007	2007	—	117,885	92.0%	6.00	Kohl's, (Target)
Town Square	Tampa-St. Petersburg-Clearwater		1997	1999	—	44,380	100.0%	28.09		PETCO, Pier 1 Imports
Village Center	Tampa-St. Petersburg-Clearwater		1995	2014	—	186,605	95.0%	17.79	Publix	Walgreens, Stein Mart
Welleby Plaza	Miami-Fort Lauderdale-Miami Beach		1996	1982	—	109,949	93.4%	12.17	Publix	Bealls
Wellington Town Square	Miami-Fort Lauderdale-Miami Beach		1996	1982	12,800	107,325	94.3%	20.39	Publix	CVS
Westchase	Tampa-St. Petersburg-Clearwater		2007	1998	7,243	78,998	98.5%	14.41	Publix
Willa Springs	Orlando	20%	2000	2000	7,021	89,930	100.0%	18.43	Publix

Subtotal/Weighted Average (FL)					100,231	4,706,765	94.0%	14.81

GEORGIA

Ashford Place	Atlanta-Sandy Springs-Marietta		1997	1993	—	53,449	100.0%	19.92		Harbor Freight Tools
Briarcliff La Vista	Atlanta-Sandy Springs-Marietta		1997	1962	—	39,204	100.0%	19.67		Michaels
Briarcliff Village (7)	Atlanta-Sandy Springs-Marietta		1997	1990	—	189,634	98.4%	15.23	Publix	Office Depot, Party City, Shoe Carnival, TJ Maxx
Brighten Park (fka Loehmanns Plaza Georgia)	Atlanta-Sandy Springs-Marietta		1997	1986	—	137,815	84.5%	22.65	The Fresh Market	Office Max, Dance 101
Buckhead Court	Atlanta-Sandy Springs-Marietta		1997	1984	—	48,317	80.8%	15.98

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Cambridge Square	Atlanta-Sandy Springs-Marietta		1996	1979	—	71,429	100.0%	14.03	Kroger
Cornerstone Square	Atlanta-Sandy Springs-Marietta		1997	1990	—	80,406	100.0%	15.12	Aldi	CVS, Hancock Fabrics, Concentra
Delk Spectrum	Atlanta-Sandy Springs-Marietta		1998	1991	—	98,675	90.4%	14.43	Publix	Eckerd
Dunwoody Hall	Atlanta-Sandy Springs-Marietta	20%	1997	1986	6,856	85,899	100.0%	17.31	Publix	Eckerd
Dunwoody Village	Atlanta-Sandy Springs-Marietta		1997	1975	—	120,758	93.4%	17.94	The Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (7)	Atlanta-Sandy Springs-Marietta		2004	1984	—	92,294	96.0%	18.92	Publix	Eckerd
Paces Ferry Plaza (7)	Atlanta-Sandy Springs-Marietta		1997	1987	—	61,696	70.7%	32.76
Powers Ferry Square	Atlanta-Sandy Springs-Marietta		1997	1987	—	100,076	100.0%	27.02		CVS, PETCO
Powers Ferry Village	Atlanta-Sandy Springs-Marietta		1997	1994	—	78,896	100.0%	12.51	Publix	Mardi Gras, Brush Creek Package
Russell Ridge	Atlanta-Sandy Springs-Marietta		1994	1995	—	101,438	91.6%	12.39	Kroger
Sandy Springs	Atlanta-Sandy Springs-Marietta		2012	2006	16,079	116,303	92.6%	20.66	Trader Joe's	Trader Joe's, Pier 1, Party City

Subtotal/Weighted Average (GA)					22,935	1,476,289	93.6%	18.16

ILLINOIS

Civic Center Plaza	Chicago-Naperville-Joliet	40%	2005	1989	25,751	264,973	98.9%	10.98	Super H Mart, Home Depot	O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Joliet		2014	1999	—	32,350	100.0%	34.43		PetCo
Geneva Crossing	Chicago-Naperville-Joliet	20%	2004	1997	10,900	123,182	96.7%	13.27		Goodwill
Glen Gate	Chicago-Naperville-Joliet		2013	2013	—	103,323	94.8%	25.66	Mariano's Fresh Market
Glen Oak Plaza	Chicago-Naperville-Joliet		2010	1967	—	62,616	96.6%	22.59	Trader Joe's	Walgreens, ENH Medical Offices
Hinsdale	Chicago-Naperville-Joliet		1998	1986	—	179,099	93.9%	13.47	Whole Foods	Goodwill, Cardinal Fitness

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
McHenry Commons Shopping Center	Chicago-Naperville-Joliet	40%	2005	1988	8,958	99,448	91.1%	7.22	Hobby Lobby	Goodwill
Riverside Sq & River's Edge	Chicago-Naperville-Joliet	40%	2005	1986	15,569	169,435	91.1%	15.64	Mariano's Fresh Market	Dollar Tree, Party City
Roscoe Square	Chicago-Naperville-Joliet	40%	2005	1981	11,753	140,451	97.5%	19.48	Mariano's Fresh Market	Walgreens, Toys "R" Us
Shorewood Crossing	Chicago-Naperville-Joliet	20%	2004	2001	—	87,705	92.2%	14.37	Mariano's Fresh Market
Shorewood Crossing II	Chicago-Naperville-Joliet	20%	2007	2005	7,026	86,276	100.0%	13.60	Babies R Us	Babies R Us, Staples, PETCO, Factory Card Outlet
Stonebrook Plaza Shopping Center	Chicago-Naperville-Joliet	40%	2005	1984	8,309	95,825	82.0%	11.74	Jewel-Osco
Westchester Commons (fka Westbrook Commons)	Chicago-Naperville-Joliet		2001	2014	—	138,632	98.0%	17.12	Mariano's Fresh Market	Goodwill
Willow Festival (7)	Chicago-Naperville-Joliet		2010	2007	39,505	403,876	97.9%	16.46	Whole Foods, Lowe's	CVS, DSW Warehouse, HomeGoods, Recreational Equipment, Best Buy

Subtotal/Weighted Average (IL)					127,772	1,987,191	96.1%	16.73

INDIANA

Airport Crossing	Chicago-Naperville-Joliet	88%	2006	2006	—	11,924	88.6%	17.72	(Kohl's)
Augusta Center	Chicago-Naperville-Joliet	96%	2006	2006	—	14,533	90.1%	22.48	(Menards)
Shops on Main	Chicago-Naperville-Joliet	91%	2013	2013	—	213,988	96.9%	14.49	Whole Foods, Gordmans	Ross Dress for Less, HomeGoods, DSW
Willow Lake Shopping Center	Indianapolis	40%	2005	1987	—	85,923	87.6%	16.70	(Kroger)
Willow Lake West Shopping Center	Indianapolis	40%	2005	2001	8,949	52,961	100.0%	24.07	Trader Joe's

Subtotal/Weighted Average (IN)					8,949	379,329	95.4%	16.01

MASSACHUSETTS

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Fellsway Plaza	Boston-Cambridge-Quincy	75%	2013	1959	29,839	157,717	89.9%	22.77	Stop & Shop	Modells Sporting Goods, Planet Fitness
Shops at Saugus	Boston-Cambridge-Quincy		2006	2006	—	86,855	90.9%	28.36	Trader Joe's	La-Z-Boy, PetSmart
Twin City Plaza	Boston-Cambridge-Quincy		2006	2004	39,745	274,280	94.4%	17.04	Shaw's, Marshall's	Rite Aid, K&G Fashion, Dollar Tree, Gold's Gym, Extra Space Storage

Subtotal/Weighted Average (MA)					69,584	518,852	92.5%	20.67

MARYLAND

Bowie Plaza	Washington-Arlington-Alexandria	40%	2005	1966	—	102,904	96.1%	20.08		CVS, Fitness 4 Less
Burnt Mills (7)	Washington-Arlington-Alexandria	20%	2013	2004	7,028	31,316	100.0%	34.42	Trader Joe's
Clinton Park	Washington-Arlington-Alexandria	20%	2003	2003	—	206,050	72.2%	9.44	Sears, (Toys "R" Us)	Fitness For Less
Cloppers Mill Village	Washington-Arlington-Alexandria	40%	2005	1995	—	137,098	98.6%	17.18	Shoppers Food Warehouse	CVS
Festival at Woodholme	Baltimore-Towson	40%	2005	1986	21,632	81,016	90.7%	36.50	Trader Joe's
Firstfield Shopping Center	Washington-Arlington-Alexandria	40%	2005	2014	—	22,328	95.5%	36.14
King Farm Village Center	Washington-Arlington-Alexandria	25%	2004	2001	27,500	118,326	90.8%	24.51	Safeway
Parkville Shopping Center	Baltimore-Towson	40%	2005	1961	11,995	162,434	98.6%	14.57	Giant Food	Parkville Lanes, Castlewood Realty (Sub: Herit)
Southside Marketplace	Baltimore-Towson	40%	2005	1990	14,908	125,146	96.2%	18.29	Shoppers Food Warehouse	Rite Aid
Takoma Park	Washington-Arlington-Alexandria	40%	2005	1960	—	104,079	97.6%	12.27	Shoppers Food Warehouse
Valley Centre	Baltimore-Towson	40%	2005	1987	19,313	219,549	99.0%	15.02	TJ Maxx	TJ Maxx, Ross Dress for Less, HomeGoods, Staples, PetSmart
Village at Lee Airpark (7)	Baltimore-Towson		2005	2005	—	113,469	97.2%	27.74	Giant Food, (Sunrise)
Watkins Park Plaza	Washington-Arlington-Alexandria	40%	2005	1985	—	111,142	100.0%	23.24	LA Fitness	CVS
Woodmoor Shopping Center	Washington-Arlington-Alexandria	40%	2005	1954	6,747	68,886	98.1%	28.23		CVS

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Subtotal/Weighted Average (MD)					109,123	1,603,743	95.6%	20.62

MICHIGAN

Fenton Marketplace	Flint		1999	1999	—	97,275	95.7%	6.93	Family Farm & Home	Michaels
State Street Crossing	Ann Arbor		2006	2006	—	21,049	100.0%	18.98	(Wal-Mart)

Subtotal/Weighted Average (MI)					—	118,324	96.4%	9.15

MISSOURI

Brentwood Plaza	St. Louis		2007	2002	—	60,452	100.0%	10.27	Schnucks
Bridgeton	St. Louis		2007	2005	—	70,762	100.0%	11.96	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis		2007	1996	—	67,430	100.0%	10.83	Schnucks
Kirkwood Commons	St. Louis		2007	2000	11,038	209,703	100.0%	9.73	Wal-Mart, (Target), (Lowe's)	TJ Maxx, HomeGoods, Famous Footwear

Subtotal/Weighted Average (MO)					11,038	408,347	100.0%	10.38

MINNESOTA

Apple Valley Square	Minneapolis-St. Paul-Bloomington	25%	2006	1998	16,000	184,841	100.0%	12.18	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	Savers, PETCO
Calhoun Commons	Minneapolis-St. Paul-Bloomington	25%	2011	1999	3,685	66,150	100.0%	24.18	Whole Foods
Colonial Square	Minneapolis-St. Paul-Bloomington	40%	2005	2014	9,946	93,248	100.0%	21.65	Lund's
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	40%	2005	1991	—	204,157	99.4%	11.94	Kohl's	PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapolis-St. Paul-Bloomington	20%	2011	2006	14,255	125,213	97.0%	13.18	Cub Foods

Subtotal/Weighted Average (MN)					43,886	673,609	99.4%	14.89

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
NORTH CAROLINA

Cameron Village	Raleigh-Cary	30%	2004	2014	60,000	555,547	94.0%	19.24	Harris Teeter, The Fresh Market
Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., York Properties, The Bargain Box, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Bevello, The Cheshire Cat Gallery

Carmel Commons	Charlotte-Gastonia-Concord		1997	1979	—	132,651	94.4%	18.12	The Fresh Market	Chuck E. Cheese, Party City, Rite Aid, Planet Fitness
Cochran Commons	Charlotte-Gastonia-Concord	20%	2007	2003	5,748	66,020	95.6%	15.29	Harris Teeter	(Walgreens)
Colonnade Center	Raleigh-Cary		2009	2009	—	57,637	98.1%	26.51	Whole Foods
Glenwood Village	Raleigh-Cary		1997	1983	—	42,864	100.0%	14.75	Harris Teeter
Harris Crossing	Raleigh-Cary		2007	2007	—	65,150	92.9%	8.65	Harris Teeter
Holly Park	Raleigh-Cary	99%	2013	1969	—	159,871	99.3%	14.42	Trader Joe's	Ross Dress For Less, Staples, US Fitness Products, Overton's, Jerry's Arystsms, Pet Supplies Plus, RX Uniform
Lake Pine Plaza	Raleigh-Cary		1998	1997	—	87,690	95.2%	11.75	Kroger
Maynard Crossing	Raleigh-Cary	20%	1998	1997	8,934	122,782	84.5%	14.41	Kroger
Phillips Place	Charlotte-Gastonia-Concord	50%	2012	2005	44,500	133,059	100.0%	31.17	Dean & Deluca	Phillips Place Theater, Dean & Deluca
Providence Commons	Charlotte-Gastonia-Concord	25%	2010	1994	—	74,315	100.0%	17.45	Harris Teeter	Rite Aid
Shops at Erwin Mill (fka Erwin Square)	Durham-Chapel Hill	55%	2012	2012	10,000	87,340	95.4%	16.57	Harris Teeter
Shoppes of Kildaire	Raleigh-Cary	40%	2005	1986	18,207	145,101	96.1%	16.86	Trader Joe's	Home Comfort Furniture, Fitness Connection, Staples
Southpoint Crossing	Durham-Chapel Hill		1998	1998	—	103,240	100.0%	15.31	Kroger
Sutton Square	Raleigh-Cary	20%	2006	1985	—	101,025	100.0%	16.77	The Fresh Market	Rite Aid
Village Plaza	Durham-Chapel Hill	20%	2012	1975	8,000	74,530	100.0%	16.96	Whole Foods	PTA Thrift Shop
Willow Oaks (4)	Charlotte-Gastonia-Concord		2014	2014	—	68,798	71.4%	14.25	Publix
Woodcroft Shopping Center	Durham-Chapel Hill		1996	1984	—	89,833	96.2%	12.05	Food Lion	Triangle True Value Hardware

Subtotal/Weighted Average (NC)					155,389	2,167,453	95.1%	16.93

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
NEW JERSEY

Plaza Square	New York-Northern New Jersey-Long Island	40%	2005	1990	13,809	103,891	98.1%	22.14	Shop Rite
Haddon Commons	Philadelphia-Camden-Wilmington	40%	2005	1985	1,509	53,889	87.5%	6.18	Acme Markets	CVS

Subtotal/Weighted Average (NJ)					15,318	157,780	94.5%	17.09

NEW YORK

Lake Grove Commons	New York-Northern New Jersey-Long Island	40%	2012	2008	32,618	141,382	100.0%	31.28	Whole Foods, LA Fitness	PETCO

Subtotal/Weighted Average (NY)					32,618	141,382	100.0%	31.28

OHIO

Cherry Grove	Cincinnati-Middletown		1998	1997	—	195,513	100.0%	10.86	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
East Pointe	Columbus		1998	2014	—	103,860	100.0%	9.28	Kroger
Hyde Park	Cincinnati-Middletown		1997	1995	—	396,720	98.1%	14.90	Kroger, Remke Markets	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Kroger New Albany Center	Columbus	50%	1999	1999	—	93,286	100.0%	11.36	Kroger
Maxtown Road (Northgate)	Columbus		1998	1996	—	85,100	100.0%	11.04	Kroger, (Home Depot)
Red Bank Village	Cincinnati-Middletown		2006	2006	—	164,318	99.2%	6.24	Wal-Mart
Regency Commons	Cincinnati-Middletown		2004	2004	—	34,315	95.0%	21.40
Westchester Plaza	Cincinnati-Middletown		1998	1988	—	88,181	96.9%	9.38	Kroger
Windmiller Plaza Phase I	Columbus		1998	1997	—	145,563	98.6%	8.96	Kroger	Sears Hardware

Subtotal/Weighted Average (OH)					—	1,306,856	98.8%	11.34

OREGON

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Corvallis Market Center	Corvallis		2006	2006	—	84,535	100.0%	19.60	Trader Joe's	TJ Maxx, Michael's
Greenway Town Center	Portland-Vancouver-Beaverton	40%	2005	2014	9,877	93,101	98.1%	13.60	Whole Foods	Rite Aid, Dollar Tree
Murrayhill Marketplace	Portland-Vancouver-Beaverton		1999	1988	—	148,967	96.1%	15.65	Safeway
Northgate Marketplace	Medford	94%	2011	2011	—	80,953	100.0%	21.23	Trader Joe's	REI, PETCO, Ulta Salon
Sherwood Crossroads	Portland-Vancouver-Beaverton		1999	1999	—	87,966	97.1%	10.93	Safeway
Tanasbourne Market (7)	Portland-Vancouver-Beaverton		2006	2006	—	71,000	100.0%	27.39	Whole Foods
Walker Center	Portland-Vancouver-Beaverton		1999	1987	—	89,610	91.8%	18.82	Bed Bath and Beyond

Subtotal/Weighted Average (OR)					9,877	656,132	97.3%	18.04

PENNSYLVANIA

Allen Street Shopping Center	Allentown-Bethlehem-Easton	40%	2005	1958	—	46,228	92.0%	13.44	Ahart's Market
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1960	20,870	159,406	77.3%	19.44	Ross Dress for Less	Ross Dress for Less, TJ Maxx
Gateway Shopping Center	Philadelphia-Camden-Wilmington		2004	1960	—	214,423	99.3%	26.50	Trader Joe's	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Hershey (7)	Harrisburg-Carlisle		2000	2000	—	6,000	100.0%	30.41
Kulpsville Village Center	Philadelphia-Camden-Wilmington		2006	2006	—	14,820	100.0%	30.36		Walgreens
Lower Nazareth Commons	Allentown-Bethlehem-Easton		2007	2007	—	90,210	100.0%	25.86	(Wegmans), (Target), Sports Authority	PETCO
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1988	11,202	91,400	100.0%	21.57	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1970	11,008	140,789	86.1%	17.43	Acme Markets
Stefko Boulevard Shopping Center (7)	Allentown-Bethlehem-Easton	40%	2005	1976	—	133,899	96.6%	7.54	Valley Farm Market	Dollar Tree, Retro Fitness
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	40%	2005	1999	9,850	89,680	98.0%	19.95	Giant Food

Subtotal/Weighted Average (PA)					52,930	986,855	95.3%	22.39

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft

SOUTH CAROLINA

Buckwalter Village	Hilton Head Island-Beaufort		2006	2006	—	59,601	100.0%	14.67	Publix
Merchants Village	Charleston-North Charleston	40%	1997	1997	9,996	79,649	97.0%	14.68	Publix
Queensborough Shopping Center	Charleston-North Charleston	50%	1998	1993	—	82,333	100.0%	10.21	Publix

Subtotal/Weighted Average (SC)					9,996	221,583	99.3%	13.28

TENNESSEE

Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro		1997	1998	—	70,091	100.0%	14.29	Publix
Northlake Village	Nashville-Davidson--Murfreesboro		2000	1988	—	137,807	91.0%	12.68	Kroger	PETCO
Peartree Village	Nashville-Davidson--Murfreesboro		1997	1997	7,465	109,506	100.0%	18.10	Harris Teeter	PETCO, Office Max

Subtotal/Weighted Average (TN)					7,465	317,404	96.1%	14.97

TEXAS

Alden Bridge	Houston-Baytown-Sugar Land	20%	2002	1998	12,871	138,935	98.8%	18.91	Kroger	Walgreens
Bethany Park Place	Dallas-Fort Worth-Arlington	20%	1998	1998	5,746	98,906	100.0%	11.48	Kroger
CityLine Market (4)	Dallas-Fort Worth-Arlington		2014	2014	—	79,718	76.0%	22.92
Cochran's Crossing	Houston-Baytown-Sugar Land		2002	1994	—	138,192	96.0%	16.92	Kroger	CVS
Hancock	Austin-Round Rock		1999	1998	—	410,438	98.2%	14.46	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Hickory Creek Plaza	Dallas-Fort Worth-Arlington		2006	2006	—	28,134	93.6%	25.22	(Kroger)

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Hillcrest Village	Dallas-Fort Worth-Arlington		1999	1991	—	14,530	100.0%	44.40
Indian Springs Center	Houston-Baytown-Sugar Land		2002	2003	—	136,625	100.0%	22.31	H.E.B.
Keller Town Center	Dallas-Fort Worth-Arlington		1999	1999	—	120,319	95.8%	14.72	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington		2000	2002	—	56,435	94.7%	22.86	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington		1999	1990	—	96,353	100.0%	19.58	Tom Thumb
Market at Round Rock	Austin-Round Rock		1999	1987	—	122,646	87.3%	17.85	Sprout's Markets	Office Depot
Mockingbird Common	Dallas-Fort Worth-Arlington		1999	1987	10,300	120,321	95.4%	16.09	Tom Thumb	Ogle School of Hair Design
North Hills	Austin-Round Rock		1999	1995	—	144,020	97.7%	21.27	H.E.B.
Panther Creek	Houston-Baytown-Sugar Land		2002	1994	—	166,077	97.8%	18.20	Randall's Food	CVS, Sears Paint & Hardware (Sublease Morelands), The Woodlands Childrens Museum
Prestonbrook	Dallas-Fort Worth-Arlington		1998	1998	6,800	91,537	100.0%	13.69	Kroger
Preston Oaks (7)	Dallas-Fort Worth-Arlington		2013	1991	—	103,503	93.8%	29.78	H.E.B. Central Market	Pier 1 Imports
Shiloh Springs	Dallas-Fort Worth-Arlington	20%	1998	1998	6,856	110,040	91.6%	14.34	Kroger
Shops at Mira Vista	Austin-Round Rock		2014	2002	257	68,340	100.0%	19.97	Trader Joe's	Champions Westlake Gymnastics & Cheer
Signature Plaza	Dallas-Fort Worth-Arlington		2003	2004	—	32,414	84.6%	20.64	(Kroger)
Southpark at Cinco Ranch	Houston-Baytown-Sugar Land		2012	2012	—	260,167	95.5%	11.92	Kroger, Academy Sports	PETCO
Sterling Ridge	Houston-Baytown-Sugar Land		2002	2000	13,900	128,643	100.0%	19.21	Kroger	CVS
Sweetwater Plaza	Houston-Baytown-Sugar Land	20%	2001	2000	11,248	134,045	100.0%	16.69	Kroger	Walgreens
Tech Ridge Center	Austin-Round Rock		2011	2001	9,644	187,350	94.8%	20.70	H.E.B.	Office Depot, Petco
Weslayan Plaza East	Houston-Baytown-Sugar Land	40%	2005	1969	—	169,693	99.0%	16.48	Berings	Berings, Ross Dress for Less, Michaels, Berings Warehouse, Chuck E. Cheese, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West	Houston-Baytown-Sugar Land	40%	2005	1969	39,296	185,963	100.0%	17.62	Randall's Food	Walgreens, PETCO, Jo Ann's, Office Max, Tuesday Morning

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Westwood Village	Houston-Baytown-Sugar Land		2006	2006	—	183,547	99.0%	18.06	(Target)	Gold's Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection	Houston-Baytown-Sugar Land	40%	2005	2014	9,011	96,224	88.8%	26.16	Whole Foods

Subtotal/Weighted Average (TX)					125,930	3,623,115	96.2%	18.14

VIRGINIA

Ashburn Farm Market Center	Washington-Arlington-Alexandria		2000	2000	—	91,905	100.0%	23.33	Giant Food
Ashburn Farm Village Center	Washington-Arlington-Alexandria	40%	2005	1996	—	88,897	97.3%	14.45	Shoppers Food Warehouse
Belmont Shopping Center (4)	Washington-Arlington-Alexandria		2014	2014	—	90,608	80.8%	26.00		Cooper's Hawk Winery
Braemar Shopping Center	Washington-Arlington-Alexandria	25%	2004	2004	11,814	96,439	100.0%	20.50	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandria	40%	2005	1996	13,790	104,100	97.3%	17.69	Shoppers Food Warehouse	Sears
Culpeper Colonnade	Culpeper		2006	2006	—	171,446	100.0%	15.21	Martin's, Dick's Sporting Goods, (Target)	PetSmart, Staples
Fairfax Shopping Center	Washington-Arlington-Alexandria		2007	1955	—	75,711	86.3%	14.18		Direct Furniture
Festival at Manchester Lakes (7)	Washington-Arlington-Alexandria	40%	2005	1990	23,659	168,630	100.0%	24.80	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandria	40%	2005	1977	16,563	103,269	100.0%	22.47	Giant Food
Gayton Crossing	Richmond	40%	2005	1983	—	158,317	89.5%	14.47	Martin's, (Kroger)
Greenbriar Town Center	Washington-Arlington-Alexandria	40%	2005	1972	51,276	339,939	96.2%	24.00	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Hanover Village Shopping Center	Richmond	40%	2005	1971	—	88,006	100.0%	8.90	Aldi	Tractor Supply Company, Floor Trader
Hollymead Town Center	Charlottesville	20%	2003	2004	21,283	153,739	96.0%	21.73	Harris Teeter, (Target)	Petsmart
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	40%	2005	1960	—	71,924	95.0%	36.89	Golfsmith	Golfsmith
Kings Park Shopping Center	Washington-Arlington-Alexandria	40%	2005	1966	13,996	92,905	100.0%	19.75	Giant Food	CVS

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Lorton Station Marketplace	Washington-Arlington-Alexandria	20%	2006	2005	24,375	132,445	100.0%	21.33	Shoppers Food Warehouse	Advanced Design Group
Saratoga Shopping Center	Washington-Arlington-Alexandria	40%	2005	1977	11,298	113,013	98.2%	18.57	Giant Food
Shops at County Center	Washington-Arlington-Alexandria		2005	2005	—	96,695	96.8%	19.97	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandria		2007	2011	—	314,355	97.2%	16.19	Wegmans, Dick's Sporting Goods	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Signal Hill	Washington-Arlington-Alexandria	20%	2003	2004	12,576	95,172	100.0%	21.44	Shoppers Food Warehouse
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	40%	2005	1980	—	186,531	97.4%	18.97	Giant Food	Fitness Evolution, Hockey Giant
Village Center at Dulles	Washington-Arlington-Alexandria	20%	2002	1991	42,320	297,572	99.2%	23.93	Shoppers Food Warehouse, Gold's Gym	CVS, Advance Auto Parts, Chuck E. Cheese, Staples, Goodwill, Tuesday Morning
Village Shopping Center	Richmond	40%	2005	1948	16,306	111,177	96.3%	22.48	Martin's	CVS
Willston Centre I	Washington-Arlington-Alexandria	40%	2005	1952	—	105,376	95.9%	24.56		CVS, Baileys Health Care
Willston Centre II	Washington-Arlington-Alexandria	40%	2005	1986	27,000	135,862	95.4%	22.36	Safeway, (Target)

Subtotal/Weighted Average (VA)					286,256	3,484,033	96.3%	19.64

WASHINGTON

Aurora Marketplace	Seattle-Tacoma-Bellevue	40%	2005	1991	11,829	106,921	92.4%	15.39	Safeway	TJ Maxx
Broadway Market (7)	Seattle-Tacoma-Bellevue	20%	2014	1988	10,000	140,240	94.0%	24.01	Quality Food Centers	Gold's Gym, Urban Outfitters
Cascade Plaza	Seattle-Tacoma-Bellevue	20%	1999	1999	14,620	214,872	96.6%	12.43	Safeway	Jo-Ann Fabrics, Ross Dress For Less, Big Lots, Fitness Evolution, Big 5 Sporting Goods
Eastgate Plaza	Seattle-Tacoma-Bellevue	40%	2005	1956	10,428	78,230	100.0%	23.24	Albertsons	Rite Aid
Grand Ridge	Seattle-Tacoma-Bellevue		2012	2012	11,309	326,243	100.0%	22.50	Safeway, Regal Cinemas	Port Blakey
Inglewood Plaza	Seattle-Tacoma-Bellevue		1999	1985	—	17,253	100.0%	34.77
Overlake Fashion Plaza (7)	Seattle-Tacoma-Bellevue	40%	2005	1987	12,340	80,555	94.7%	23.18	(Sears)	Marshalls

Property Name	CBSA (1)	Ownership Interest (2)	Year Acquired	Year Construct-ed or Last Renovated	Mortgages or Encumberances (in 000's)	Gross Leasable Area (GLA)	Percent Leased (3)	Average Base Rent (Per Sq Ft)(5)	Grocer & Major Tenant(s) >40,000 Sq Ft (6)	Other JuniorAnchor(s) >10,000 Sq Ft
Pine Lake Village	Seattle-Tacoma-Bellevue		1999	1989	—	102,900	99.1%	22.19	Quality Foods	Rite Aid
Sammamish-Highlands	Seattle-Tacoma-Bellevue		1999	1992	—	101,289	99.5%	28.36	(Safeway)	Bartell Drugs
Southcenter	Seattle-Tacoma-Bellevue		1999	1990	—	58,282	100.0%	25.53	(Target)

Subtotal/Weighted Average (WA)					70,526	1,226,785	98.8%	22.94

WISCONSIN

Whitnall Square Shopping Center	Milwaukee-Waukesha-West Allis	40%	2005	1989	—	133,421	92.8%	8.01	Pick 'N' Save	Harbor Freight Tools, Dollar Tree

Subtotal/Weighted Average (WI)					—	133,421	92.8%	8.01

Total/Weighted Average					$2,005,705	38,200,241	95.4%	$18.60

(1) CBSA refers to Core Based Statistical Area.
(2) Represents our ownership interest in the property, if not wholly owned.
(3) Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years ("development properties" or "properties in development"). If development properties are excluded, the total percentage leased would be 95.9% for our Combined Portfolio of shopping centers.
(4) Property in development.
(5) Average base rent per SFT is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue.
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

Our common stock is traded on the New York Stock Exchange under the symbol "REG." The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2014 and 2013.

	2014			2013
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$51.49	45.41	0.47	$53.55	47.19	0.4625
June 30	56.11	50.55	0.47	59.35	45.32	0.4625
September 30	57.99	53.28	0.47	54.69	45.63	0.4625
December 31	65.72	53.55	0.47	53.48	45.31	0.4625

We have determined that the dividends paid during 2014 and 2013 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions	Qualified Dividends (included in Ordinary Dividends)	Unrecapt Sec 1250 Gain
2014	$1.8800	1.3160	0.3008	0.2632	—	0.0564
2013	1.8500	1.7390	0.1110	—	0.4440	—
As of January 27, 2015, there were approximately 12,436 holders of common equity.
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

There were no unregistered sales of equity securities, and we did not repurchase any of our equity securities during the quarter ended December 31, 2014.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2014 through October 31, 2014	—	$—	—	$—
November 1, 2014 through November 30, 2014	53	$62.19	—	$—
December 1, 2014 through December 31, 2014	102	$61.88	—	$—

(1) Represents shares delivered in payment of withholding taxes in connection with option exercises or restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index and the FTSE NAREIT Equity REIT Index since December 31, 2009. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Regency Centers Corporation, the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Shopping Centers Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Regency Centers Corporation
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Shopping Centers

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14

Regency Centers Corporation	$100.00	126.63	117.96	153.79	156.57	223.17
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity REITs	100.00	127.96	138.57	163.60	167.63	218.16
FTSE NAREIT Equity Shopping Centers	100.00	130.78	129.83	162.31	170.41	221.47

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2014 (in thousands except per share data). This historical Selected Financial Data has been derived from the audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2014	2013	2012	2011	2010
Operating data:
Revenues	$537,898	489,007	473,929	470,449	440,725
Operating expenses	353,348	324,687	307,493	303,976	292,413
Total other expense (income) (3)	83,046	111,741	131,240	136,317	140,275
Income before equity in income of investments in real estate partnerships and income taxes	101,504	52,579	35,196	30,156	8,037
Equity in income of investments in real estate partnerships	31,270	31,718	23,807	9,643	(12,884)
Income tax (benefit) expense of taxable REIT subsidiary	(996)	—	13,224	2,994	(1,333)
Income from continuing operations (3)	133,770	84,297	45,779	36,805	(3,514)
Income (loss) from discontinued operations (4)	—	65,285	(21,728)	16,579	15,522
Gain on sale of real estate, net of tax	55,077	1,703	2,158	2,404	993
Net income	188,847	151,285	26,209	55,788	13,001
Income attributable to noncontrolling interests	(1,457)	(1,481)	(342)	(4,418)	(4,185)
Net income attributable to the Company	187,390	149,804	25,867	51,370	8,816
Preferred stock dividends	(21,062)	(21,062)	(32,531)	(19,675)	(19,675)
Net income (loss) attributable to common stockholders	$166,328	128,742	(6,664)	31,695	(10,859)

FFO(1)	269,149	240,621	222,100	220,318	151,321
Core FFO (1)	261,506	241,619	230,937	213,148	199,357

Income (loss) per common share - diluted (note 15):
Continuing operations	$1.80	0.69	0.16	0.16	(0.33)
Discontinued operations (4)	—	0.71	(0.24)	0.19	0.19
Net income (loss) attributable to common stockholders	$1.80	1.40	(0.08)	0.35	(0.14)

Other information:
Net cash provided by operating activities	$277,742	250,731	257,215	217,633	138,459
Net cash (used in) provided by investing activities	(210,290)	(9,817)	3,623	(77,723)	(184,457)
Net cash used in financing activities	(34,360)	(182,579)	(249,891)	(145,569)	(32,797)
Dividends paid to common stockholders	172,900	168,095	164,747	160,479	149,117
Common dividends declared per share	1.88	1.85	1.85	1.85	1.85
Common stock outstanding including exchangeable operating partnership units	94,262	92,499	90,572	90,099	81,717
Ratio of earnings to fixed charges (2)	2.6	1.8	1.6	1.5	1.3
Ratio of earnings to combined fixed charges and preference dividends (2)	2.2	1.5	1.4	1.3	1.1

Balance sheet data:
Real estate investments before accumulated depreciation	$4,743,053	4,385,380	4,352,839	4,488,794	4,417,746
Total assets	4,197,170	3,913,516	3,853,458	3,987,071	3,994,539
Total debt	2,021,357	1,854,697	1,941,891	1,982,440	2,094,469
Total liabilities	2,260,688	2,052,382	2,107,547	2,117,417	2,250,137
Total stockholders’ equity	1,906,592	1,843,354	1,730,765	1,808,355	1,685,177
Total noncontrolling interests	29,890	17,780	15,146	61,299	59,225
(1) See Item 7, Supplemental Earnings Information, for the definition of funds from operations and core funds from operations and a reconciliation to the nearest GAAP measure.
(2) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.
(3) During the year ended December 31, 2014, the Company recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from continuing operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(4) On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals in 2014 qualify as discontinued operations, therefore prior period amounts were not reclassified for 2014 property sales.

Operating Partnership

	2014	2013	2012	2011	2010
Operating data:
Revenues	$537,898	489,007	473,929	470,449	440,725
Operating expenses	353,348	324,687	307,493	303,976	292,413
Total other expense (income) (3)	83,046	111,741	131,240	136,317	140,275
Income before equity in income of investments in real estate partnerships and income taxes	101,504	52,579	35,196	30,156	8,037
Equity in income of investments in real estate partnerships	31,270	31,718	23,807	9,643	(12,884)
Income tax (benefit) expense of taxable REIT subsidiary	(996)	—	13,224	2,994	(1,333)
Income from continuing operations (3)	133,770	84,297	45,779	36,805	(3,514)
Income (loss) from discontinued operations (4)	—	65,285	(21,728)	16,579	15,522
Gain on sale of real estate, net of tax	55,077	1,703	2,158	2,404	993
Net income	188,847	151,285	26,209	55,788	13,001
Income attributable to noncontrolling interests	(1,138)	(1,205)	(865)	(590)	(376)
Net income attributable to the Partnership	187,709	150,080	25,344	55,198	12,625
Preferred unit distributions	(21,062)	(21,062)	(31,902)	(23,400)	(23,400)
Net income (loss) attributable to common unit holders	$166,647	129,018	(6,558)	31,798	(10,775)

FFO (1)	269,149	240,621	222,100	220,318	151,321
Core FFO (1)	261,506	241,619	230,937	213,148	199,357

Income (loss) per common unit - diluted (note 15):
Continuing operations	$1.80	0.69	0.16	0.16	(0.33)
Discontinued operations (4)	—	0.71	(0.24)	0.19	0.19
Net income (loss) attributable to common unit holders	$1.80	1.40	(0.08)	0.35	(0.14)

Other information:
Net cash provided by operating activities	$277,742	250,731	257,215	217,633	138,459
Net cash (used in) provided by investing activities	(210,290)	(9,817)	3,623	(77,723)	(184,457)
Net cash used in financing activities	(34,360)	(182,579)	(249,891)	(145,569)	(32,797)
Distributions paid on common units	172,900	168,095	164,747	160,479	149,117
Ratio of earnings to fixed charges (2)	2.6	1.8	1.6	1.5	1.3
Ratio of combined fixed charges and preference dividends to earnings (2)	2.2	1.5	1.4	1.3	1.1

Balance sheet data:
Real estate investments before accumulated depreciation	$4,743,053	4,385,380	4,352,839	4,488,794	4,417,746
Total assets	4,197,170	3,913,516	3,853,458	3,987,071	3,994,539
Total debt	2,021,357	1,854,697	1,941,891	1,982,440	2,094,469
Total liabilities	2,260,688	2,052,382	2,107,547	2,117,417	2,250,137
Total partners’ capital	1,904,678	1,841,928	1,729,612	1,856,550	1,733,573
Total noncontrolling interests	31,804	19,206	16,299	13,104	10,829
(1) See Item 7, Supplemental Earnings Information, for the definition of funds from operations and core funds from operations and a reconciliation to the nearest GAAP measure.
(2) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.
(3) During the year ended December 31, 2014, the Company recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from continuing operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(4) On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals in 2014 qualify as discontinued operations, therefore prior period amounts were not reclassified for 2014 property sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Regency Centers Corporation began its operations as a REIT in 1993 and is the managing general partner of Regency Centers, L.P. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. As of December 31, 2014, the Parent Company owned approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

As of December 31, 2014, we directly owned 202 Consolidated Properties located in 21 states representing 23.2 million square feet of GLA. Through co-investment partnerships, we own partial ownership interests in 120 Unconsolidated Properties located in 23 states and the District of Columbia representing 15.0 million square feet of GLA.

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

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development. We will continue to use our development capabilities, market presence, and anchor relationships to invest in value-added new developments and redevelopments of existing centers. We fund our acquisition and development activity from various capital sources including operating cash flow, property sales, equity offerings, new financing, and co-investment real estate partnerships. Co-investment real estate partnerships provide us with an additional capital source for shopping center acquisitions, developments, and redevelopments, as well as the opportunity to earn fees for asset management, property management, and other investing and financing services.

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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2014, 2013, and 2012, we capitalized interest of $7.1 million, $6.1 million, and $3.7 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2014, 2013, and 2012, we capitalized $16.1 million, $11.7 million, and $10.3 million, respectively, of direct internal costs incurred to support our development program.

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

Derivative Instruments

The Company utilizes financial derivative instruments to manage risks associated with changing interest rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates.  The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.  For additional information on the Company’s use and accounting for derivatives, see Notes 1 and 10 to the Consolidated Financial Statements.

The Company assesses effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate.  If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	December 31, 2014	December 31, 2013
Number of properties	202	202
Properties in development	7	6
Gross leasable area	23,200	22,472
% leased - operating and development	95.3%	94.5%
% leased - operating	95.9%	95.0%
Weighted average annual effective rent per SqFT (1)	$18.30	17.40
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	December 31, 2014	December 31, 2013
Number of properties	120	126
Gross leasable area	15,000	15,508
% leased - operating	96.0%	96.2%
Weighted average annual effective rent per SqFT (1)	$17.85	17.34
(1) Net of tenant concessions.

The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2014	December 31, 2013
% Leased – Operating	95.9%	95.2%
≥ 10,000 SqFT	98.8%	98.6%
< 10,000 SqFT	91.2%	89.9%

Leasing activity was strong in 2014 with pro-rata occupancy gains of 70 basis points driven primarily by new leasing in the less than 10,000 SqFT category, but also supported by high renewal activity of expiring leases in both categories as summarized in the leasing activity table below, and lower than historical move-out rates. We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants. Improvements in the economy, combined with historically low levels of new supply and robust tenant demand, allow us to focus on merchandising of our centers to ensure the right mix of operators and unique retailers, which draws more retail customers to our centers.

The following table summarizes leasing activity for the years ended December 31, 2014 and 2013, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

2014
	Leasing Transactions (1)	SqFT (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SqFT	28	793	$14.49	$5.54	$4.62
< 10,000 SqFT	477	828	$29.24	$8.76	$13.72
Total New Leases	505	1,621	$22.02	$7.19	$9.27
Renewals
≥ 10,000 SqFT	59	1,173	$11.80	$0.20	$1.07
< 10,000 SqFT	854	1,281	$28.80	$0.76	$3.61
Total Renewal Leases	913	2,454	$20.67	$0.49	$2.39

2013
	Leasing Transactions (1)	SqFT (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SqFT	30	629	$14.51	$5.10	$3.68
< 10,000 SqFT	573	1,012	$25.94	$8.26	$11.18
Total New Leases	603	1,641	$21.56	$6.72	$8.30
Renewals
≥ 10,000 SqFT	55	1,141	$11.12	$0.24	$1.02
< 10,000 SqFT	913	1,301	$28.69	$0.49	$3.67
Total Renewal Leases	968	2,442	$20.48	$0.36	$2.44
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

In the greater than or equal to 10,000 SqFT category, base rent PSF on new leases remained constant in 2014. In the under 10,000 SqFT category for both new new leases and renewals, base rent PSF continued to increase on leases executed in 2014.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at December 31, 2014:

Grocery Anchor	Number of Stores (1)	Percentage of Company Owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.5%	4.5%
Publix	46	6.5%	3.8%
Safeway	44	4.1%	2.3%
(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes our pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

In January 2015, Safeway Inc. and AB Acquisition LLC (Albertsons) completed their proposed merger announced in March 2014. In addition to the centers anchored by Safeway above, we have 12 shopping centers anchored by Albertsons, representing 1.4% of company owned GLA and 1.0% of annualized base rent on a pro-rata basis. The Federal Trade Commission ("FTC") is requiring that they divest 168 stores. Of these, six are in our shopping centers and are under contract to be purchased by Haggen.

Bankruptcies

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our at the market ("ATM") equity program and our unsecured credit facilities as of December 31, 2014 (in thousands):

December 31, 2014
ATM equity program (see note 12) (1)
Total capacity	$200,000
Remaining capacity	$96,000

Term Loan (see note 9) (2)
Total capacity	$165,000
Remaining capacity	$90,000

Line of Credit (the "Line") (see note 9)
Total capacity	$800,000
Remaining capacity (3)	$794,096
Maturity (4)	September 2016
(1) Pursuant to the Forward Sale Agreement dated January 14, 2015, we have agreed that, subject to certain limited exceptions, we will not directly or indirectly for 60 days after the issuance of our forward equity offering on January 14, 2015 (1) sell or otherwise transfer or dispose of any shares of common stock or any securities exercisable or exchangeable for common stock or (2) enter into any swap or other arrangement that transfers to another any economic consequences of ownership of the common stock.

Notwithstanding the foregoing, if (1) during the last 17 days of the 60-day restricted period, we issue an earnings release, material news or a material event relating to our company occurs; or (2) prior to the expiration of the 60-day restricted period, we announce that we will release earnings results during the 16-day period beginning on the last day of the 60-day period, the restrictions described above will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the occurrence of the material news or material event.

Accordingly, we are prohibited from issuing shares under our ATM program during the period stated above.

(2)  On June 27, 2014, the Company amended its existing senior unsecured term loan facility (the "Term Loan"). The amendment established a new Term Loan size of $165.0 million, extended the maturity date to June 27, 2019 and reduced the applicable interest rate. The Term Loan bears interest at LIBOR plus a ratings based margin of 1.15% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating, and is subject to a fee of 0.20% per annum on the undrawn balance. The Company has $75.0 million outstanding and may utilize the additional $90.0 million through August 31, 2015.

(3) Net of letters of credit.
(4) May be extended to September 2017 for a fee, at the Company's option.

In January 2015, the Parent Company entered into an underwritten public offering for 2.875 million shares of its common stock at a price of $67.40 per share which will result in gross proceeds of approximately $193.8 million, before any underwriting discount and offering expenses. In connection with this offering, the Parent Company entered into a forward sale agreement with an affiliate of Wells Fargo Securities, LLC for the underwritten shares. The forward sale agreement will settle on one or more dates occurring no later than approximately 12 months after the date of the offering.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$277,742	250,731	257,215
Net cash (used in) provided by investing activities	(210,290)	(9,817)	3,623
Net cash used in financing activities	(34,360)	(182,579)	(249,891)
Net increase in cash and cash equivalents	33,092	58,335	10,947
Total cash and cash equivalents	$113,776	80,684	22,349

Net cash provided by operating activities:

Net cash provided by operating activities increased by $27.0 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013 due to:

•	$27.9 million increase in cash from operating income; offset by

•	$3.0 million net decrease in cash due to timing of cash receipts and payments related to operating activities;

•	$2.6 million decrease in operating cash flow distributions from our unconsolidated real estate partnerships due to liquidating three partnerships and reinvesting cash in another; and

•	$4.6 million received upon settlement of the treasury hedges in May 2014 in connection with our bond issuance.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred stock and unit holders, which were $194.0 million and $189.2 million for the years ended December 31, 2014 and 2013, respectively. Our dividend distribution policy is set by our Board of Directors who monitor our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.485 per share, payable on March 5, 2015. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities increased by $200.5 million due to lower real estate dispositions during 2014 within our consolidated and unconsolidated portfolio coupled with a slight increase in acquisitions and development activity, which were funded from sales proceeds and financing activity.

	2014	2013	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(112,120)	(107,790)	(4,330)
Real estate development and capital improvements	(238,237)	(213,282)	(24,955)
Proceeds from sale of real estate investments	118,787	212,632	(93,845)
Collection (issuance) of notes receivable	—	27,354	(27,354)
Investments in real estate partnerships (note 4)	(23,577)	(10,883)	(12,694)
Distributions received from investments in real estate partnerships	37,152	87,111	(49,959)
Dividends on investments	243	194	49
Acquisition of securities	(23,760)	(19,144)	(4,616)
Proceeds from sale of securities	31,222	13,991	17,231
Net cash used in investing activities	$(210,290)	(9,817)	(200,473)

Significant investing and divesting activities included:

•	We acquired four shopping centers in 2014, compared to three during 2013;

•	We sold eleven shopping centers and six out-parcels in 2014, compared to twelve shopping centers and ten out-parcels during 2013;

•	We received proceeds of $27.4 million upon the collection and sale of notes receivable in 2013;

•
We invested $23.6 million in our unconsolidated partnerships to acquire an operating property and to fund redevelopment activity during 2014. In 2013, we invested $10.9 million primarily for mortgage maturities, one operating property acquisition, and redevelopment activity.

•
Distributions from our unconsolidated partnerships in 2014 were primarily driven by real estate sales proceeds of $32.1 million and $5.1 million from refinancing a loan. Distributions in 2013 were primarily from real estate sales proceeds of $32.7 million, $6.9 million net proceeds from debt refinancing, and $47.5 million distributions upon redemption of preferred interest.

•
Acquisition of securities and proceeds from sale of securities include investments in equity securities. In 2014, we paid $14.3 million for the acquisition of AmREIT, Inc. ("AmREIT") common stock, and received $22.1 million in proceeds upon the subsequent sale. The remaining securities investing activity, during both 2014 and 2013, primarily relates to our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes and have a staff of employees who directly support our development and redevelopment program. Internal costs attributable to these development and redevelopment activities are capitalized as part of each project. During 2014, we paid $238.2 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following (in thousands):

	2014	2013	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$34,650	28,320	6,330
Building and tenant improvements	35,759	43,196	(7,437)
Redevelopment costs	48,853	19,964	28,889
Development costs	98,367	104,662	(6,295)
Capitalized interest	7,141	6,078	1,063
Capitalized direct compensation	13,467	11,062	2,405
Real estate development and capital improvements	$238,237	213,282	24,955

•	During 2014 we acquired six land parcels for new development projects as compared to five in 2013.

•	Building and tenant improvements decreased $7.4 million during the year ended December 31, 2014 primarily related to timing of capital projects and renovations.

•	The $28.9 million increase in redevelopment costs were due to an increase in the number and magnitude of redevelopments, primarily driven by our Westlake and Westchester redevelopment projects.

•
The $6.3 million decrease in our development projects expenditures was due to the size of and progress on developments. See the tables below for a detail of current and recently completed development projects.

•
Capitalized direct compensation represents overhead costs of our development and construction team directly related to the development projects, with the majority of capitalizable direct compensation costs incurred at or near inception of a development project. The increased number and size of projects starting in 2014 as compared to 2013 resulted in the increase in capitalized compensation costs. During 2014 we started $239.2 million of development and redevelopment projects as compared to $194.3 million in 2013. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of approximately $1.6 million.

As of December 31, 2014, we had seven development projects that were either under construction or in lease up, compared to six such development projects as of December 31, 2013. The following table summarizes our development projects as of December 31, 2014 (in thousands, except cost per SqFT):

Property Name	Location	Development Start Date	Estimated Net Development Costs After JV Buyout (1)	% of Costs Incurred	GLA	Cost PSF GLA		Estimated/Actual Anchor Opens
Fountain Square	Miami, FL	Q3-13	$56,309	77%	177	$318		Dec-14
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	15,129	66%	50	303		Oct-14
Persimmon Place	Dublin, CA	Q1-14	59,976	58%	153	392		May-15
Willow Oaks Crossing	Concord, NC	Q2-14	12,888	31%	69	187		Sept-15
Belmont Shopping Center	Ashburn, VA	Q3-14	28,189	30%	91	310		Aug-15
CityLine Market	Richardson, TX	Q3-14	26,606	26%	80	333		Feb-16
The Village at La Floresta	Brea, CA	Q4-14	33,116	26%	87	381		Jan-16
Total			$232,213	50%	707	$328	(2)
(1) Amount represents costs, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our development projects completed during the year ended December 31, 2014 (in thousands, except cost per SqFT):

Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF GLA
Juanita Tate Marketplace	Los Angeles, CA	Q2-14	$17,289	77	$225
Shops at Erwin Mill	Durham, NC	Q3-14	14,530	87	167
Shops on Main	Schererville, IN	Q4-14	37,867	214	177
Glen Gate	Glenview, IL	Q4-14	29,390	103	285
Total			$99,076	481	$206
(1) Includes leasing costs, net of tenant reimbursements.

Net cash used in financing activities:

Net cash used in financing activities decreased by $148.2 million primarily due to proceeds from the net issuance of unsecured notes in 2014 and net repayments on the credit facilities in 2013. The following table presents changes in our primary categories of financing activity:

	2014	2013	Change
Cash flows from financing activities:
Equity issuances	$102,453	99,753	2,700
Stock redemption	(300)	—	(300)
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,303)	1,514	(6,817)
Dividend payments	(193,962)	(189,157)	(4,805)
Unsecured credit facilities, net	—	(95,000)	95,000
Debt issuance	258,378	35,767	222,611
Debt repayment	(195,626)	(35,490)	(160,136)
Other	—	34	(34)
Net cash used in financing activities	$(34,360)	(182,579)	148,219

Significant financing activities during the year ended December 31, 2014 include:

•
During 2014, the Parent Company issued approximately 1.7 million shares of common stock through our ATM program at an average price of $60.00 per share, as compared to 1.9 million shares at $53.35 per share in 2013. In both years, the proceeds were used to fund investment activities.

•	The $6.8 million change in net distributions to limited partners is primarily related to 2014 distribution of proceeds from sales and debt financing.

•	During 2014 we increased our dividend distribution rates on our common stock and operating partnership units.

•	During 2013, we paid down our Line and Term Loan $95.0 million, net.

•
The $222.6 million net change in debt issuance is primarily related to the $250 million of new 3.75% ten-year unsecured public debt issued in May 2014, which matures in June 2024. In connection with the bond offering, we settled the previously locked forward starting interest rate swaps, receiving net cash proceeds of $4.6 million. These proceeds will offset bond interest expense over the life of the bonds, resulting in a lower effective interest rate of 3.59%.

•	The $160.1 million net change in debt repayment is primarily driven by the repayment of $150 million of 4.95% ten-year unsecured public debt at maturity. in April 2014.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2014, 76.8% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain significant availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times for the year ended December 31, 2014, as compared to 2.4 times for the year ended December 31, 2013. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through 2015, we estimate that we will require approximately $622.7 million of cash, including $179.2 million to complete in-process developments and redevelopments, $426.2 million to repay maturing debt, and approximately $17.3 to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we will utilize cash generated from operations, borrowings from our Line and Term Loan, proceeds from the sale of real estate, cash receipts from our forward equity offering, and when the capital markets are favorable, proceeds from the sale of equity and the issuance of debt.

We have $350.0 million of fixed rate, unsecured debt maturing in August 2015 and $400.0 million of fixed rate, unsecured debt maturing in June 2017. In order to mitigate the risk of interest rate volatility, we previously entered into $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and an additional $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield. We will cash settle these forward starting interest rate swaps when we issue the new debt. The actual cash settlement may differ from the current fair value of these interest rate swaps based on movements in interest rates.

We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we currently expect that we will successfully issue new secured or unsecured debt to fund our obligations, as needed.

Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in Note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2014 and expect to remain in compliance.

Investments in Real Estate Partnerships

As of December 31, 2014 and 2013, we had investments in real estate partnerships of $333.2 million and $358.8 million, respectively, as discussed further in Note 4 to the Consolidated Financial Statements. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Number of co-investment partnerships	13	17
Regency's ownership	20%-50%	20%-50%
Number of properties	120	126
Combined assets	$2,807,502	2,939,599
Combined liabilities	$1,558,874	1,617,920
Combined equity	$1,248,628	1,321,679
Regency’s Share of (1):
Assets	$981,359	1,035,842
Liabilities	$539,310	567,743
Equity (2)	$442,049	468,099
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

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below, for each of the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	2012
Asset management, property management, leasing, and investment and financing services	$22,983	24,153	25,423

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities and interest rate swap obligations as described further below and in Note 9 and Note 10 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.

The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships, (in thousands) as of December 31, 2014, and excludes the following:

•	Recorded debt premiums or discounts that are not obligations;

•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;

•	Letters of credit of $5.9 million issued to cover performance obligations on certain development projects, which will be satisfied upon completion of the development projects; and,

•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in Note 14 to the Consolidated Financial Statements.

	Payments Due by Period
	2015	2016	2017	2018	2019	Beyond 5 Years	Total
Notes payable:
Regency (1)	$515,481	129,207	586,415	109,253	225,273	841,876	$2,407,505
Regency's share of joint ventures (1) (2)	50,928	134,186	44,069	44,418	36,882	320,460	630,943

Operating leases:
Regency	4,382	3,847	2,135	989	732	1,572	13,657

Subleases:
Regency	(106)	(32)	—	—	—	—	(138)

Ground leases:
Regency	3,959	3,978	3,939	4,017	4,022	193,420	213,335
Regency's share of joint ventures	336	336	336	336	336	20,175	21,855

Total	$574,980	271,522	636,894	159,013	267,245	1,377,503	$3,287,157
(1) Includes interest payments.
(2) We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

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

Results from Operations

Comparison of the years ended December 31, 2014 and 2013:

Our revenues increased in 2014, as compared to 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Minimum rent	$390,697	353,833	36,864
Percentage rent	3,488	3,583	(95)
Recoveries from tenants and other income	119,618	106,494	13,124
Management, transaction, and other fees	24,095	25,097	(1,002)
Total revenues	$537,898	489,007	48,891

Minimum rent increased as follows:

•	$29.1 million increase due to the acquisitions of operating properties and operations beginning at development properties;

•
$9.9 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases. Same property includes operating properties owned for the entirety of both periods being presented;

•	These increases were offset by a $2.2 decrease from operating properties sold in 2014 that no longer are reported as discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Increases are due to the following:

•	$6.9 million increase due to the acquisition of operating properties and operations beginning at development properties during 2014 and 2013; and,

•
$6.2 million increase in recoveries at same properties, which was driven by an increase in occupancy and by an increase in recoverable costs, and $1.4 million increase in other income primarily related to settlements and termination fees;

•	Offset by a $1.4 million decrease from operating properties sold in 2014 that no longer are reported as discontinued operations.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows (in thousands):

	2014	2013	Change
Asset management fees	$6,013	6,205	(192)
Property management fees	13,020	13,692	(672)
Leasing commissions and other fees	5,062	5,200	(138)
	$24,095	25,097	(1,002)

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013, partially offset by higher asset and property management fees from our other partnerships.

Our operating expenses increased in 2014, as compared to 2013, as summarized in the following table (in thousands):

	2014	2013	Change
Depreciation and amortization	$147,791	130,630	17,161
Operating and maintenance	77,788	71,018	6,770
General and administrative	60,242	61,234	(992)
Real estate taxes	59,031	53,726	5,305
Other operating expenses	8,496	8,079	417
Total operating expenses	$353,348	324,687	28,661

Depreciation and amortization increased $17.2 million. The increase is largely attributable to the following: $9.9 million from acquisitions, $5.5 million from new development operations and $2.6 million at same properties due to redevelopments and capital improvements, offset by a decrease of approximately $800,000 from disposals.

Operating and maintenance increased $6.8 million. The increase relates to the following: $2.0 million from acquisitions, $2.6 million from new development operations, and $2.4 million at same property driven by an increase in snow removal costs, offset by approximately $200,000 from sold properties.

General and administrative expenses decreased approximately $1.0 million largely due to greater capitalization of development overhead costs by $4.4 million, stemming from higher volume of development projects, offset by an increase of $4.6 million of higher incentive compensation expense during 2014. Additionally, changes in participant obligations within the deferred compensation plan resulted in a $1.9 million decrease in expense.

Real estate taxes increased $5.3 million. The increase largely consists of the following: $2.6 million from acquisitions, $1.6 million from new development operations, and $1.4 million at same properties from higher assessed values, partially offset by approximately $300,000 from sold properties.

The following table presents the components of other expense (income) (in thousands):

	2014	2013	Change
Interest expense, net	$109,491	108,966	525
Provision for impairment	1,257	6,000	(4,743)
Early extinguishment of debt	18	32	(14)
Net investment (income) loss	(9,449)	(3,257)	(6,192)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	(18,271)
Total other expense (income)	$83,046	111,741	(28,695)

See table below for a discussion of interest expense.

During the year ended December 31, 2014, we recognized a $175,000 impairment on two parcels of land held and $1.1 million of loss on the disposal of one operating property and one land parcel. During the year ended December 31, 2013, we recognized a $6.0 million impairment on a single operating property.

Net investment income increased $6.2 million, largely driven by an $8.1 million gain realized on the sale of available for sale securities offset by a $1.9 million decrease in net investment income from deferred compensation plan related to the change in the fair value of plan assets.

During the year ended December 31, 2014, we acquired the remaining 50% interest and gained control of a previously unconsolidated investment in real estate partnership that owns a single operating property. As the operating property constitutes a business, acquisition of control was accounted for as a step acquisition, and the net assets acquired were recognized at fair value. The gain of $18.3 million was recognized as the difference between the fair value and carrying value of the Company's previously held equity interest, using an income approach to measure fair value.

The following table presents the change in net interest expense (in thousands):

	2014	2013	Change
Interest on notes payable	$104,938	103,143	1,795
Interest on unsecured credit facilities	3,539	3,937	(398)
Capitalized interest	(7,142)	(6,078)	(1,064)
Hedge interest	9,366	9,607	(241)
Interest income	(1,210)	(1,643)	433
	$109,491	108,966	525

Our total interest expense increased mainly due to the $77.8 million of mortgage debt assumed with the Fairfield Portfolio acquisition in the first quarter of 2014.

Our equity in income of investments in real estate partnerships increased in 2014, as compared to 2013, as follows (in thousands):

	Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$13,727	12,789	938
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	—	53	(53)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,431	1,727	(296)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	233	1,274	(1,041)
Cameron Village, LLC (Cameron)	30.00%	1,008	662	346
RegCal, LLC (RegCal)	25.00%	966	332	634
Regency Retail Partners, LP (the Fund) (2)	20.00%	27	7,749	(7,722)
US Regency Retail I, LLC (USAA)	20.01%	567	487	80
BRE Throne Holdings, LLC (BRET) (3)	—%	—	4,499	(4,499)
Other investments in real estate partnerships	50.00%	13,311	2,146	11,165
Total investments in real estate partnerships		$31,270	31,718	(448)

(1) As of December 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
(2) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds in 2014.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

The decrease in our equity in income of investments in real estate partnerships is principally due to the following:

•	$947,000 of pro-rata gains on one operating property disposed of within GRIR.

•
$1.0 million decrease within Columbia II due to $424,000 of pro-rata impairment losses recognized upon sale of two properties in 2014 and $830,000 of gains recognized in 2013 on the sale of 4 operating properties and one land parcel;

•	$654,000 of pro-rata gains on one operating property disposed of within RegCal in 2014;

•	The Fund sold all its operating properties in August 2013 for pro-rata gains of $7.4 million. The only activity in 2014 was collection of remaining receivables and the final distribution;

•	$4.5 million decrease from liquidating our ownership interest in BRET in October 2013; and,

•	$11.2 million increase within our Other investment partnerships driven by the 2014 gains on sale of two land parcels and two operating properties.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the year ended December 31, 2014, as compared to the year ended December 31, 2013, (in thousands):

	2014	2013	Change
Income from continuing operations before tax	$132,774	84,297	48,477
Income tax (benefit) expense of taxable REIT subsidiary	(996)	—	(996)
Discontinued operations
Gain on sale of operating properties, net of tax	—	57,953	(57,953)
Operating income	—	7,332	(7,332)
Income (loss) from discontinued operations	—	65,285	(65,285)
Gain on sale of real estate, net of tax	55,077	1,703	53,374
Income attributable to noncontrolling interests	(1,457)	(1,481)	24
Preferred stock dividends	(21,062)	(21,062)	—
Net income (loss) attributable to common stockholders	$166,328	128,742	37,586
Net income attributable to exchangeable operating partnership units	319	276	43
Net income (loss) attributable to common unit holders	$166,647	129,018	37,629

A $1.0 million tax benefit was recognized in 2014 upon the receipt of a state tax refund from amending our prior tax returns. We recognized $55.1 million of gains on sale of real estate, net of taxes, in 2014 attributable to the sale of eleven operating properties and six land parcels.

Comparison of the years ended December 31, 2013 and 2012:

Our revenues increased as summarized in the following table (in thousands):

	2013	2012	Change
Minimum rent	$353,833	340,940	12,893
Percentage rent	3,583	3,323	260
Recoveries from tenants and other income	106,494	103,155	3,339
Management, transaction, and other fees	25,097	26,511	(1,414)
Total revenues	$489,007	473,929	15,078

Minimum rent increased as follows:

•	$22.5 million increase due to the acquisitions of operating properties and operations beginning at development properties; and

•
$8.2 million increase in minimum rent from same properties, which was driven by rental rate and occupancy growth and increases from contractual rent steps in existing leases. Same property includes operating properties owned for the entirety of both periods being presented.

•	These increases were offset by a $17.8 million decrease due to the sale of a 15-property portfolio in July 2012 not considered discontinued operations.

Recoveries from tenants and other income represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers, as well as other income earned at our operating properties. Increases are due to the following:

•	$4.7 million increase due to the acquisition of operating properties and operations beginning at development properties during 2013 and 2012; and

•	$6.1 million increase in recoveries at same properties, which was driven primarily by an increase in occupancy and an increase in recoverable costs.

•	These increases were offset by a $5.1 million decrease due to the sale of a 15-property portfolio in July 2012 not considered discontinued operations.

Other income decreased by $2.2 million as a result of final distributions from our terminated third party managed captive insurance program and establishing a consolidated captive insurance subsidiary during 2012.

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

Asset and property management fees decreased approximately $815,000 due to the liquidation of two unconsolidated real estate partnerships during 2013, resulting in $1.1 million reduction in asset and property management fees, partially offset by higher asset and property management fees from our other partnerships. Leasing commissions and other fees decreased during 2013, as compared to 2012, due to the two liquidations discussed above and a decrease in leasing activities performed for co-investment partnerships and third parties during 2013, as occupancy levels stabilize and less vacant GLA was available for lease.

Our operating expenses increased as summarized in the following table (in thousands):

	2013	2012	Change
Depreciation and amortization	$130,630	119,008	11,622
Operating and maintenance	71,018	66,687	4,331
General and administrative	61,234	61,700	(466)
Real estate taxes	53,726	52,911	815
Other operating expenses	8,079	7,187	892
Total operating expenses	$324,687	307,493	17,194

Depreciation and amortization increased $11.6 million. The increase is largely attributable to the following: $8.3 million from acquisitions, $6.5 million at same properties, and $4.7 million from new development operations, offset by $7.5 million decrease from the sale of a 15 property portfolio in July 2012 not considered discontinued operations.

Operating and maintenance increased $4.3 million. The increase substantially relates to the following: $4.0 million from acquisitions, $1.6 million from new development operations, and $3.0 million at same properties, offset by $4.3 million from the sale of a 15 property portfolio in July 2012 not considered discontinued operations.

General and administrative expenses decreased approximately $466,000 largely due to greater capitalization of development overhead costs of approximately $1.4 million, due to higher volume of development projects, offset by a decrease in capitalization of leasing overhead costs of $1.2 million as occupancy levels stabilize and less vacant GLA was available to lease. The net change in compensation and other overhead costs resulted in additional savings of approximately $200,000.

Real estate taxes increased approximately $815,000. The increase largely consists of the following: $2.4 million from acquisitions and new development operations, $1.3 million at same properties from higher assessed values, offset by $2.9 million from the sale of a 15 property portfolio in July 2012 not considered discontinued operations.

Other operating expenses increased approximately $892,000 primarily due to an increase in environmental remediation reserves, offset by decreases in bad debt expense and acquisition and pursuit costs.

The following table presents the components of other expense (income) (in thousands):

	2013	2012	Change
Interest expense, net	$108,966	112,129	(3,163)
Provision for impairment	6,000	20,316	(14,316)
Early extinguishment of debt	32	852	(820)
Net investment (income) loss	(3,257)	(2,057)	(1,200)
Total other expense (income)	$111,741	131,240	(19,499)

See table below for a discussion of interest expense.

During the year ended December 31, 2013, we recognized a $6.0 million impairment on a single operating property. During the year ended December 31, 2012, we recognized total impairments of $20.3 million, including $18.1 million related to the 15-property portfolio sold in July 2012, and $2.2 million related to three land parcels.

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

Our interest expense decreased primarily due to paying down our unsecured credit facilities and mortgages, coupled with greater interest capitalization on development projects, driven by the increase in cumulative development project costs over the prior year.

Our equity in income of investments in real estate partnerships increased in 2013, as compared to 2012, as follows (in thousands):

	Ownership	2013	2012	Change
GRI - Regency, LLC (GRIR)	40.00%	$12,789	9,311	3,478
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	53	(22)	75
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,727	8,480	(6,753)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,274	290	984
Cameron Village, LLC (Cameron)	30.00%	662	596	66
RegCal, LLC (RegCal)	25.00%	332	540	(208)
Regency Retail Partners, LP (the Fund) (2)	20.00%	7,749	297	7,452
US Regency Retail I, LLC (USAA)	20.01%	487	297	190
BRE Throne Holdings, LLC (BRET) (3)	—%	4,499	2,211	2,288
Other investments in real estate partnerships	50.00%	2,146	1,807	339
Total investments in real estate partnerships		$31,718	23,807	7,911
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

The increase in our equity in income in investments in real estate partnerships is principally due to the following:

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

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the year ended December 31, 2013, as compared to the year ended December 31, 2012, (in thousands):

	2013	2012	Change
Income from continuing operations before tax	$84,297	59,003	25,294
Income tax (benefit) expense of taxable REIT subsidiary	—	13,224	(13,224)
Discontinued operations
Gain on sale of operating properties, net of tax	57,953	21,855	36,098
Provision for impairment	—	54,500	(54,500)
Operating income	7,332	10,917	(3,585)
(Loss) income from discontinued operations	65,285	(21,728)	87,013
Gain on sale of real estate, net of tax	1,703	2,158	(455)
Income attributable to noncontrolling interests	(1,481)	(342)	(1,139)
Preferred stock dividends	(21,062)	(32,531)	11,469
Net income (loss) attributable to common stockholders	$128,742	(6,664)	135,406
Net income attributable to exchangeable operating partnership units	276	106	170
Net income (loss) attributable to common unit holders	$129,018	(6,558)	135,576

The decrease in income tax expense of taxable REIT subsidiary is due to the large expense recognized during 2012 as a full valuation allowance was established on the balance of our deferred tax assets.

Income from discontinued operations of $65.3 million for the year ended December 31, 2013 included $58.0 million in gains, net of taxes, from the sale of twelve properties and the operations of the shopping centers sold. Loss from discontinued operations of $21.7 million for the year ended December 31, 2012 included the operations of the shopping centers sold during 2012 and 2013, and $21.9 million in gains, net of taxes, from the sale of five properties; offset by $54.5 million of impairment losses.

The decrease in preferred stock dividends is attributable to the $9.3 million non-cash charges recognized during 2012 upon redemption of the Series 3, 4 and 5 Preferred Stock.

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

The following are our definitions of Same Property Net Operating Income ("NOI"), Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

•
NOI is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by us, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented. NOI excludes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees

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

•	Same Property NOI includes NOI for Same Property, which is a key measure used by management in evaluating the performance of our properties.

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

•
Core FFO is an additional performance measure used by Regency as the computation of FFO includes certain non-cash and non-comparable items that affect the Company's period-over-period performance.  Core FFO excludes from FFO, but is not limited to: (a) transaction related gains, income or expense; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other non-core amounts as they occur.  The Company provides a reconciliation of FFO to Core FFO below.

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations, before tax	$212,088	(79,314)	132,774	184,819	(100,522)	84,297
Less:
Management, transaction, and other fees	—	24,095	24,095	—	25,097	25,097
Other (2)	6,062	3,668	9,730	6,511	1,727	8,238
Plus:
Depreciation and amortization	120,735	27,056	147,791	118,176	12,454	130,630
General and administrative	—	60,242	60,242	—	61,234	61,234
Other operating expense, excluding provision for doubtful accounts	614	5,690	6,304	2,586	3,702	6,288
Other expense (income)	28,064	54,982	83,046	35,334	76,407	111,741
Equity in income (loss) of investments in real estate excluded from NOI (3)	60,030	(2,236)	57,794	64,439	(5,033)	59,406
NOI from discontinued operations	—	—	—	—	10,866	10,866
Pro-rata NOI	$415,469	38,657	454,126	398,843	32,284	431,127
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

Our same property pool includes the following property count, pro-rata GLA (in thousands), and changes therein during the years ended December 31, 2014 and 2013:

	2014		2013
	Property Count	GLA	Property Count	GLA
Beginning same property count	304	25,109	323	25,803
Acquired properties owned for entirety of comparable periods	6	560	6	476
Developments that reached completion by beginning of earliest comparable period presented	5	360	4	359
Disposed properties	(17)	(680)	(29)	(1,683)
SqFT adjustments (1)	—	177	—	154
Ending same property count	298	25,526	304	25,109
(1) SqFT adjustments arise from remeasurements or redevelopments.

The major components of pro-rata same property NOI growth of 4.2% include the following:

	2014	2013	Change
Base rent	$433,332	420,334	12,998
Percentage rent	4,813	4,862	(49)
Recovery revenue	126,929	119,454	7,475
Other income	8,543	6,885	1,658
Operating expenses	158,148	152,692	5,456
Pro-rata same property NOI	$415,469	398,843	16,626

Pro-rata same property base rent increased $13.0 million, driven by $5.1 million increase in contractual rent steps and $7.9 million increase in rental rate growth and changes in occupancy.

Pro-rata same property recovery revenue increased $7.5 million due to greater recovery rates driven by market rates and occupancy improvements, as well as increases in recoverable costs.

Pro-rata same property operating expenses increased $5.5 million due to increases in real estate tax assessments and increased common area expenses primarily related to snow removal costs associated with the inclement winter weather in 2014.

Our reconciliation of net income available to common shareholders to FFO and Core FFO for the years ended December 31, 2014 and 2013 is as follows (in thousands, except share information):

	2014	2013
Reconciliation of Net income to FFO
Net income (loss) attributable to common stockholders	$166,328	128,742
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	184,750	173,497
Provision for impairment (2)	983	6,000
Gain on sale of operating properties, net of tax (2)	(64,960)	(67,894)
Gain on remeasurement of investment in real estate partnership	(18,271)	—
Exchangeable partnership units	319	276
FFO	$269,149	240,621
Reconciliation of FFO to Core FFO
FFO	$269,149	240,621
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)(3)	2,598	1,344
Income tax	(996)
Gain on sale of land (2)	(3,731)	—
Provision for impairment to land (2)	699	—
Interest rate swap ineffectiveness (2)	30	(21)
Early extinguishment of debt (2)	51	(325)
Gain on sale of AmREIT stock, net of costs (3)	(5,960)	—
Dividends from investments	(334)	—
Core FFO	$261,506	241,619
(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships, net of pro-rata share attributable to noncontrolling interests.
(2) Includes Regency's pro-rata share of unconsolidated co-investment partnerships.
(3) Development and acquisition pursuit costs exclude AmREIT pursuit costs of $1.8 million, which are shown net with the gain on sale of AmREIT stock.

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

As of December 31, 2014 we had accrued liabilities of $10.2 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk:

•
We have an $800.0 million Line commitment and a $165.0 million Term Loan commitment, as further described in Note 9 to the Consolidated Financial Statements. Our Line commitment has a variable interest rate that is based upon an annual rate of LIBOR plus 117.5 basis points and our Term Loan has a variable rate of LIBOR plus 115 basis points and both are subject to a fee on the undrawn balances. LIBOR rates charged on our Line and Term Loan (collectively our "unsecured credit facilities") change monthly. The spread on the unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the unsecured credit facilities would increase, resulting in higher interest costs.

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

We have $350.0 million and $400.0 million of fixed rate, unsecured debt maturing in August 2015 and June 2017, respectively. In order to mitigate the risk of interest rate volatility, we previously entered into $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and an additional $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67%

and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2014 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2014 and are subject to change on a monthly basis. Further, the table below incorporates only those exposures that exist as of December 31, 2014 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$432,483	47,577	521,309	61,400	109,012	739,986	1,911,767	2,086,000
Average interest rate for all fixed rate debt (1)	5.48%	5.47%	5.20%	5.13%	4.75%	4.75%	—	—
Variable rate LIBOR debt	$—	—	297	410	75,431	28,700	104,838	105,000
Average interest rate for all variable rate debt (1)	1.41%	1.41%	1.40%	1.40%	1.66%	1.66%	—	—
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the financial statements, the Company has prospectively changed its method of reporting discontinued operations in 2014 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

February 20, 2015
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited Regency Centers Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 20, 2015
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the financial statements, the Company has prospectively changed its method of reporting discontinued operations in 2014 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP

February 20, 2015
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 20, 2015
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except share data)

	2014	2013
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,380,211	1,249,779
Buildings and improvements	2,790,137	2,590,302
Properties in development	239,538	186,450
	4,409,886	4,026,531
Less: accumulated depreciation	933,708	844,873
	3,476,178	3,181,658
Investments in real estate partnerships (note 4)	333,167	358,849
Net real estate investments	3,809,345	3,540,507
Cash and cash equivalents	113,776	80,684
Restricted cash	8,013	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,523 and $3,922 at December 31, 2014 and 2013, respectively	30,999	26,319
Straight-line rent receivable, net of reserve of $652 and $547 at December 31, 2014 and 2013, respectively	55,768	50,612
Notes receivable (note 5)	12,132	11,960
Deferred costs, less accumulated amortization of $81,822 and $73,231 at December 31, 2014 and 2013, respectively	71,502	69,963
Acquired lease intangible assets, less accumulated amortization of $36,112 and $25,591 at December 31, 2014 and 2013, respectively (note 6)	52,365	44,805
Trading securities held in trust, at fair value (note 14)	28,134	26,681
Other assets	15,136	52,465
Total assets	$4,197,170	3,913,516
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$1,946,357	1,779,697
Unsecured credit facilities (note 9)	75,000	75,000
Accounts payable and other liabilities	181,197	147,045
Acquired lease intangible liabilities, less accumulated accretion of $13,993 and $10,102 at December 31, 2014 and 2013, respectively (note 6)	32,143	26,729
Tenants’ security and escrow deposits and prepaid rent	25,991	23,911
Total liabilities	2,260,688	2,052,382
Commitments and contingencies (notes 16 and 17)	—	—
Equity:
Stockholders’ equity (notes 12 and 13):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2014 and December 31, 2013, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 94,108,061 and 92,333,161 shares issued at December 31, 2014 and 2013, respectively	941	923
Treasury stock at cost, 425,246 and 373,042 shares held at December 31, 2014 and 2013, respectively	(19,382)	(16,726)
Additional paid in capital	2,540,153	2,426,477
Accumulated other comprehensive loss	(57,748)	(17,404)
Distributions in excess of net income	(882,372)	(874,916)
Total stockholders’ equity	1,906,592	1,843,354
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $9,833 and $7,676 at December 31, 2014 and 2013, respectively	(1,914)	(1,426)
Limited partners’ interests in consolidated partnerships	31,804	19,206
Total noncontrolling interests	29,890	17,780
Total equity	1,936,482	1,861,134
Total liabilities and equity	$4,197,170	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013, and 2012
(in thousands, except per share data)

	2014	2013	2012
Revenues:
Minimum rent	$390,697	353,833	340,940
Percentage rent	3,488	3,583	3,323
Recoveries from tenants and other income	119,618	106,494	103,155
Management, transaction, and other fees	24,095	25,097	26,511
Total revenues	537,898	489,007	473,929
Operating expenses:
Depreciation and amortization	147,791	130,630	119,008
Operating and maintenance	77,788	71,018	66,687
General and administrative	60,242	61,234	61,700
Real estate taxes	59,031	53,726	52,911
Other operating expenses	8,496	8,079	7,187
Total operating expenses	353,348	324,687	307,493
Other expense (income):
Interest expense, net of interest income of $1,210, $1,643, and $1,675 in 2014, 2013, and 2012, respectively (note 9)	109,491	108,966	112,129
Provision for impairment	1,257	6,000	20,316
Early extinguishment of debt	18	32	852
Net investment income, including unrealized losses (gains) of $1,058, $(2,231), and $(888) in 2014, 2013, and 2012, respectively (notes 8 and 14)	(9,449)	(3,257)	(2,057)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	—
Total other expense (income)	83,046	111,741	131,240
Income before equity in income of investments in real estate partnerships and income taxes	101,504	52,579	35,196
Equity in income of investments in real estate partnerships (note 4)	31,270	31,718	23,807
Income tax (benefit) expense of taxable REIT subsidiary	(996)	—	13,224
Income from continuing operations	133,770	84,297	45,779
Discontinued operations, net (note 3):
Operating income (loss)	—	7,332	(43,583)
Gain on sale of operating properties, net of tax	—	57,953	21,855
Income (loss) from discontinued operations	—	65,285	(21,728)
Gain on sale of real estate, net of tax	55,077	1,703	2,158
Net income	188,847	151,285	26,209
Noncontrolling interests:
Preferred units	—	—	629
Exchangeable operating partnership units	(319)	(276)	(106)
Limited partners’ interests in consolidated partnerships	(1,138)	(1,205)	(865)
Income attributable to noncontrolling interests	(1,457)	(1,481)	(342)
Net income attributable to the Company	187,390	149,804	25,867
Preferred stock dividends	(21,062)	(21,062)	(32,531)
Net income (loss) attributable to common stockholders	$166,328	128,742	(6,664)
Income (loss) per common share - basic (note 15):
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common stockholders	$1.80	1.40	(0.08)
Income (loss) per common share - diluted (note 15):
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common stockholders	$1.80	1.40	(0.08)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Net income	$188,847	151,285	26,209
Other comprehensive income:
Loss on settlement of derivative instruments:
Amortization of loss on settlement of derivative instruments recognized in net income	8,747	9,466	9,466
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(49,968)	30,985	4,220
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	606	(33)	25
Available for sale securities
Unrealized gain on available-for-sale securities	7,765	—	—
Less: realized gains on sale of available-for-sale securities recognized in net income	(7,765)	—	—
Other comprehensive income	(40,615)	40,418	13,711
Comprehensive income	148,232	191,703	39,920
Less: comprehensive (loss) income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,457	1,481	342
Other comprehensive (loss) income attributable to noncontrolling interests	(271)	107	(3)
Comprehensive income attributable to noncontrolling interests	1,186	1,588	339
Comprehensive income attributable to the Company	$147,046	190,115	39,581
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data)

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

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Preferred Units	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock issued for partnership units exchanged	—	—	—	302	—	—	302	—	(302)	—	(302)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	5,792	5,792	5,792
Distributions to partners	—	—	—	—	—	—	—	—	—	(4,122)	(4,122)	(4,122)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	—	(21,062)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(168,848)	(168,848)	—	(322)	—	(322)	(169,170)
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	—	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	187,390	187,390	—	319	1,138	1,457	188,847
Other comprehensive income	—	—	—	—	(40,344)	—	(40,344)	—	(70)	(201)	(271)	(40,615)
Deferred compensation plan, net	—	—	(2,656)	2,656	—	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	12,161	—	—	12,161	—	—	—	—	12,161
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,493)	—	—	(3,493)	—	—	—	—	(3,493)
Common stock issued for dividend reinvestment plan	—	—	—	1,184	—	—	1,184	—	—	—	—	1,184
Common stock issued for stock offerings, net of issuance costs	—	18	—	102,435	—	—	102,453	—	—	—	—	102,453
Redemption of preferred units	—	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Common stock issued for partnership units exchanged	—	—	—	137	—	—	137	—	(137)	—	(137)	—
Contributions from partners	—	—	—	—	—	—	—	—	—	16,204	16,204	16,204
Distributions to partners	—	—	—	(1,404)	—	—	(1,404)	—	—	(4,543)	(4,543)	(5,947)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	—	(21,062)
Common stock/unit ($1.88 per share)	—	—	—	—	—	(173,784)	(173,784)	—	(300)	—	(300)	(174,084)
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	—	(1,914)	31,804	29,890	1,936,482
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2014, 2013, and 2012 (in thousands)
	2014	2013	2012
Cash flows from operating activities:
Net income	$188,847	151,285	26,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,791	134,454	127,839
Amortization of deferred loan cost and debt premium	10,521	12,339	12,759
Amortization and (accretion) of above and below market lease intangibles, net	(3,101)	(2,488)	(1,043)
Stock-based compensation, net of capitalization	9,662	12,191	9,806
Equity in income of investments in real estate partnerships (note 4)	(31,270)	(31,718)	(23,807)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	—
Gain on sale of real estate, net of tax	(55,077)	(59,656)	(24,013)
Provision for impairment	1,257	6,000	74,816
Early extinguishment of debt	18	32	852
Deferred income tax expense of taxable REIT subsidiary	—	—	13,727
Distribution of earnings from operations of investments in real estate partnerships	42,767	45,377	44,809
Settlement of derivative instruments	4,648	—	—
(Gain) on derivative instruments	(13)	(19)	(22)
Deferred compensation expense	1,386	3,294	2,069
Realized and unrealized (gain) loss on investments (note 8 and 14)	(9,158)	(3,293)	(2,095)
Changes in assets and liabilities:
Restricted cash	848	(62)	(423)
Accounts receivable	(6,225)	(5,042)	6,157
Straight-line rent receivable, net	(6,544)	(5,459)	(6,059)
Deferred leasing costs	(8,252)	(10,086)	(12,642)
Other assets	89	(1,866)	(1,079)
Accounts payable and other liabilities	6,201	(672)	10,994
Tenants’ security and escrow deposits and prepaid rent	1,618	6,120	(1,639)
Net cash provided by operating activities	277,742	250,731	257,215
Cash flows from investing activities:
Acquisition of operating real estate	(112,120)	(107,790)	(156,026)
Real estate development and capital improvements	(238,237)	(213,282)	(164,588)
Proceeds from sale of real estate investments	118,787	212,632	352,707
Collection (issuance) of notes receivable	—	27,354	(552)
Investments in real estate partnerships (note 4)	(23,577)	(10,883)	(66,663)
Distributions received from investments in real estate partnerships	37,152	87,111	38,353
Dividends on investments	243	194	245
Acquisition of securities	(23,760)	(19,144)	(17,930)
Proceeds from sale of securities	31,222	13,991	18,077
Net cash (used in) provided by investing activities	(210,290)	(9,817)	3,623

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2014, 2013, and 2012 (in thousands)
	2014	2013	2012
Cash flows from financing activities:
Net proceeds from common stock issuance	102,453	99,753	21,542
Net proceeds from issuance of preferred stock	—	—	313,900
Proceeds from sale of treasury stock	—	34	338
Acquisition of treasury stock	—	—	(4)
Redemption of preferred stock and partnership units	(300)	—	(323,125)
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,303)	1,514	1,375
Distributions to exchangeable operating partnership unit holders	(300)	(322)	(324)
Distributions to preferred unit holders	—	—	(404)
Dividends paid to common stockholders	(172,600)	(167,773)	(164,423)
Dividends paid to preferred stockholders	(21,062)	(21,062)	(23,254)
Repayment of fixed rate unsecured notes	(150,000)	—	(192,377)
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—	—
Proceeds from unsecured credit facilities	255,000	82,000	750,000
Repayment of unsecured credit facilities	(255,000)	(177,000)	(620,000)
Proceeds from notes payable	12,739	36,350	—
Repayment of notes payable	(38,717)	(27,960)	(1,332)
Scheduled principal payments	(6,909)	(7,530)	(7,259)
Payment of loan costs	(3,066)	(583)	(4,544)
Net cash used in financing activities	(34,360)	(182,579)	(249,891)
Net increase in cash and cash equivalents	33,092	58,335	10,947
Cash and cash equivalents at beginning of the year	80,684	22,349	11,402
Cash and cash equivalents at end of the year	$113,776	80,684	22,349
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,142, $6,078, and $3,686 in 2014, 2013, and 2012, respectively)	$109,425	107,312	115,879
Cash paid for income taxes	$2,169	—	—
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$137	302	—
Real estate received through distribution in kind	$—	7,576	—
Mortgage loans assumed through distribution in kind	$—	7,500	—
Mortgage loans assumed for the acquisition of real estate	$103,187	—	30,467
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—	—
Real estate contributed for investments in real estate partnerships	$—	—	47,500
Real estate received through foreclosure on notes receivable	$—	—	12,585
Acquisition of previously unconsolidated real estate investments	$16,182	—	—
Change in fair value of derivative instruments	$(49,968)	30,952	(4,285)
Common stock issued for dividend reinvestment plan	$1,184	1,075	988
Stock-based compensation capitalized	$2,707	2,188	1,979
Contributions from limited partners in consolidated partnerships, net	$1,579	156	986
Common stock issued for dividend reinvestment in trust	$779	660	440
Contribution of stock awards into trust	$1,881	1,537	819
Distribution of stock held in trust	$4	201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except unit data)

	2014	2013
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,380,211	1,249,779
Buildings and improvements	2,790,137	2,590,302
Properties in development	239,538	186,450
	4,409,886	4,026,531
Less: accumulated depreciation	933,708	844,873
	3,476,178	3,181,658
Investments in real estate partnerships (note 4)	333,167	358,849
Net real estate investments	3,809,345	3,540,507
Cash and cash equivalents	113,776	80,684
Restricted cash	8,013	9,520
Accounts receivable, net of allowance for doubtful accounts of $4,523 and $3,922 at December 31, 2014 and 2013, respectively	30,999	26,319
Straight-line rent receivable, net of reserve of $652 and $547 at December 31, 2014 and 2013, respectively	55,768	50,612
Notes receivable (note 5)	12,132	11,960
Deferred costs, less accumulated amortization of $81,822 and $73,231 at December 31, 2014 and 2013, respectively	71,502	69,963
Acquired lease intangible assets, less accumulated amortization of $36,112 and $25,591 at December 31, 2014 and 2013, respectively (note 6)	52,365	44,805
Trading securities held in trust, at fair value (note 14)	28,134	26,681
Other assets	15,136	52,465
Total assets	$4,197,170	3,913,516
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$1,946,357	1,779,697
Unsecured credit facilities (note 9)	75,000	75,000
Accounts payable and other liabilities	181,197	147,045
Acquired lease intangible liabilities, less accumulated accretion of $13,993 and $10,102 at December 31, 2014 and 2013, respectively (note 6)	32,143	26,729
Tenants’ security and escrow deposits and prepaid rent	25,991	23,911
Total liabilities	2,260,688	2,052,382
Commitments and contingencies (notes 16 and 17)	—	—
Capital:
Partners’ capital (notes 11 and 12):
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2014 and 2013, respectively, liquidation preference of $25 per unit	325,000	325,000
General partner; 94,108,061 and 92,333,161 units outstanding at December 31, 2014 and 2013, respectively	1,639,340	1,535,758
Limited partners; 154,170 and 165,796 units outstanding at December 31, 2014 and 2013, respectively	(1,914)	(1,426)
Accumulated other comprehensive loss	(57,748)	(17,404)
Total partners’ capital	1,904,678	1,841,928
Noncontrolling interests (note 12):
Limited partners’ interests in consolidated partnerships	31,804	19,206
Total noncontrolling interests	31,804	19,206
Total capital	1,936,482	1,861,134
Total liabilities and capital	$4,197,170	3,913,516
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013, and 2012
(in thousands, except per unit data)

	2014	2013	2012
Revenues:
Minimum rent	$390,697	353,833	340,940
Percentage rent	3,488	3,583	3,323
Recoveries from tenants and other income	119,618	106,494	103,155
Management, transaction, and other fees	24,095	25,097	26,511
Total revenues	537,898	489,007	473,929
Operating expenses:
Depreciation and amortization	147,791	130,630	119,008
Operating and maintenance	77,788	71,018	66,687
General and administrative	60,242	61,234	61,700
Real estate taxes	59,031	53,726	52,911
Other operating expenses	8,496	8,079	7,187
Total operating expenses	353,348	324,687	307,493
Other expense (income):
Interest expense, net of interest income of $1,210, $1,643, and $1,675 in 2014, 2013, and 2012, respectively (note 9)	109,491	108,966	112,129
Provision for impairment	1,257	6,000	20,316
Early extinguishment of debt	18	32	852
Net investment income, including unrealized losses (gains) of $1,058, $(2,231), and $(888) in 2014, 2013, and 2012, respectively (notes 8 and 14)	(9,449)	(3,257)	(2,057)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	—
Total other expense (income)	83,046	111,741	131,240
Income before equity in income of investments in real estate partnerships and income taxes	101,504	52,579	35,196
Equity in income of investments in real estate partnerships (note 4)	31,270	31,718	23,807
Income tax (benefit) expense of taxable REIT subsidiary	(996)	—	13,224
Income from continuing operations	133,770	84,297	45,779
Discontinued operations, net (note 3):
Operating income (loss)	—	7,332	(43,583)
Gain on sale of operating properties, net of tax	—	57,953	21,855
Income (loss) from discontinued operations	—	65,285	(21,728)
Gain on sale of real estate, net of tax	55,077	1,703	2,158
Net income	188,847	151,285	26,209
Limited partners’ interests in consolidated partnerships	(1,138)	(1,205)	(865)
Net income attributable to the Partnership	187,709	150,080	25,344
Preferred unit distributions	(21,062)	(21,062)	(31,902)
Net income (loss) attributable to common unit holders	$166,647	129,018	(6,558)
Income (loss) per common unit - basic (note 15):
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common unit holders	$1.80	1.40	(0.08)
Income (loss) per common unit - diluted (note 15):
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common unit holders	$1.80	1.40	(0.08)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Net income	$188,847	151,285	26,209
Other comprehensive income:
Loss on settlement of derivative instruments:
Unrealized loss on derivative instruments	—	—	—
Amortization of loss on settlement of derivative instruments recognized in net income	8,747	9,466	9,466
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(49,968)	30,985	4,220
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	606	(33)	25
Available for sale securities
Unrealized gain on available-for-sale securities	7,765	—	—
Less: realized gains on sale of available-for-sale securities recognized in net income	(7,765)	—	—
Other comprehensive income	(40,615)	40,418	13,711
Comprehensive income	148,232	191,703	39,920
Less: comprehensive (loss) income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,138	1,205	865
Other comprehensive (loss) income attributable to noncontrolling interests	(201)	32	(31)
Comprehensive income attributable to noncontrolling interests	937	1,237	834
Comprehensive income attributable to the Partnership	$147,295	190,466	39,086
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2014, 2013, and 2012 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2011	$49,158	1,879,784	(963)	(71,429)	1,856,550	13,104	1,869,654
Net income	(629)	25,867	106	—	25,344	865	26,209
Other comprehensive income	—	—	28	13,714	13,742	(31)	13,711
Deferred compensation plan, net	—	12	—	—	12	—	12
Contributions from partners	—	—	—	—	—	3,362	3,362
Distributions to partners	—	(165,411)	(324)	—	(165,735)	(1,001)	(166,736)
Redemption of preferred units	(48,125)	—	—	—	(48,125)	—	(48,125)
Preferred unit distributions	(404)	(23,254)	—	—	(23,658)	—	(23,658)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	11,526	—	—	11,526	—	11,526
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	313,900	—	—	313,900	—	313,900
Common units exchanged for common stock of the Parent Company	—	—	—	—	—	—	—
Preferred stock redemptions	—	(275,000)	—	—	(275,000)	—	(275,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	21,056	—	—	21,056	—	21,056
Balance at December 31, 2012	$—	1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	—	149,804	276	—	150,080	1,205	151,285
Other comprehensive income	—	—	75	40,311	40,386	32	40,418
Contributions from partners	—	—	—	—	—	5,792	5,792
Distributions to partners	—	(168,848)	(322)	—	(169,170)	(4,122)	(173,292)
Redemption of preferred units	—	—	—	—	—	—	—
Preferred unit distributions	—	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	14,141	—	—	14,141	—	14,141
Common units exchanged for common stock of the Parent Company	—	302	(302)	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	97,941	—	—	97,941	—	97,941
Balance at December 31, 2013	$—	1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2014, 2013, and 2012 (in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital

Net income	—	187,390	319	—	187,709	1,138	188,847
Other comprehensive income	—	—	(70)	(40,344)	(40,414)	(201)	(40,615)
Contributions from partners	—	—	—	—	—	16,204	16,204
Distributions to partners	—	(175,188)	(300)	—	(175,488)	(4,543)	(180,031)
Redemption of preferred units	—	—	(300)	—	(300)	—	(300)
Preferred unit distributions	—	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	—	12,161	—	—	12,161	—	12,161
Common units exchanged for common stock of the Parent Company	—	137	(137)	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	—	100,144	—	—	100,144	—	100,144
Balance at December 31, 2014	$—	1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2014, 2013, and 2012 (in thousands)
	2014	2013	2012
Cash flows from operating activities:
Net income	$188,847	151,285	26,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,791	134,454	127,839
Amortization of deferred loan cost and debt premium	10,521	12,339	12,759
Amortization and (accretion) of above and below market lease intangibles, net	(3,101)	(2,488)	(1,043)
Stock-based compensation, net of capitalization	9,662	12,191	9,806
Equity in income of investments in real estate partnerships (note 4)	(31,270)	(31,718)	(23,807)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	—
Gain on sale of real estate, net of tax	(55,077)	(59,656)	(24,013)
Provision for impairment	1,257	6,000	74,816
Early extinguishment of debt	18	32	852
Deferred income tax expense of taxable REIT subsidiary	—	—	13,727
Distribution of earnings from operations of investments in real estate partnerships	42,767	45,377	44,809
Settlement of derivative instruments	4,648	—	—
(Gain) on derivative instruments	(13)	(19)	(22)
Deferred compensation expense	1,386	3,294	2,069
Realized and unrealized (gain) loss on investments (note 8 and 14)	(9,158)	(3,293)	(2,095)
Changes in assets and liabilities:
Restricted cash	848	(62)	(423)
Accounts receivable	(6,225)	(5,042)	6,157
Straight-line rent receivable, net	(6,544)	(5,459)	(6,059)
Deferred leasing costs	(8,252)	(10,086)	(12,642)
Other assets	89	(1,866)	(1,079)
Accounts payable and other liabilities	6,201	(672)	10,994
Tenants’ security and escrow deposits and prepaid rent	1,618	6,120	(1,639)
Net cash provided by operating activities	277,742	250,731	257,215
Cash flows from investing activities:
Acquisition of operating real estate	(112,120)	(107,790)	(156,026)
Real estate development and capital improvements	(238,237)	(213,282)	(164,588)
Proceeds from sale of real estate investments	118,787	212,632	352,707
Collection (issuance) of notes receivable	—	27,354	(552)
Investments in real estate partnerships (note 4)	(23,577)	(10,883)	(66,663)
Distributions received from investments in real estate partnerships	37,152	87,111	38,353
Dividends on investments	243	194	245
Acquisition of securities	(23,760)	(19,144)	(17,930)
Proceeds from sale of securities	31,222	13,991	18,077
Net cash (used in) provided by investing activities	(210,290)	(9,817)	3,623

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2014, 2013, and 2012 (in thousands)
	2014	2013	2012
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	102,453	99,753	21,542
Net proceeds from preferred units issued as a result of preferred stock issued by Parent Company	—	—	313,900
Proceeds from sale of treasury stock	—	34	338
Acquisition of treasury stock	—	—	(4)
Redemption of preferred partnership units	(300)	—	(323,125)
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,303)	1,514	1,375
Distributions to partners	(172,900)	(168,095)	(164,747)
Distributions to preferred unit holders	(21,062)	(21,062)	(23,658)
Repayment of fixed rate unsecured notes	(150,000)	—	(192,377)
Proceeds from issuance of fixed rate unsecured notes, net	248,705	—	—
Proceeds from unsecured credit facilities	255,000	82,000	750,000
Repayment of unsecured credit facilities	(255,000)	(177,000)	(620,000)
Proceeds from notes payable	12,739	36,350	—
Repayment of notes payable	(38,717)	(27,960)	(1,332)
Scheduled principal payments	(6,909)	(7,530)	(7,259)
Payment of loan costs	(3,066)	(583)	(4,544)
Net cash used in financing activities	(34,360)	(182,579)	(249,891)
Net increase in cash and cash equivalents	33,092	58,335	10,947
Cash and cash equivalents at beginning of the year	80,684	22,349	11,402
Cash and cash equivalents at end of the year	$113,776	80,684	22,349
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,142, $6,078, and $3,686 in 2014, 2013, and 2012, respectively)	$109,425	107,312	115,879
Cash paid for income taxes	$2,169	—	—
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$137	302	—
Real estate received through distribution in kind	$—	7,576	—
Mortgage loans assumed through distribution in kind	$—	7,500	—
Mortgage loans assumed for the acquisition of real estate	$103,187	—	30,467
Initial fair value of non-controlling interest recorded at acquisition	$15,385	—	—
Real estate contributed for investments in real estate partnerships	$—	—	47,500
Real estate received through foreclosure on notes receivable	$—	—	12,585
Acquisition of previously unconsolidated real estate investments	$16,182	—	—
Change in fair value of derivative instruments	$(49,968)	30,952	(4,285)
Common stock issued by Parent Company for dividend reinvestment plan	$1,184	1,075	988
Stock-based compensation capitalized	$2,707	2,188	1,979
Contributions from limited partners in consolidated partnerships, net	$1,579	156	986
Common stock issued for dividend reinvestment in trust	$779	660	440
Contribution of stock awards into trust	$1,881	1,537	819
Distribution of stock held in trust	$4	201	1,191
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of December 31, 2014, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 202 retail shopping centers and held partial interests in an additional 120 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the carrying values of its investments in real estate, including its shopping centers, properties in development, and its investments in real estate partnerships, and accounts receivable, net. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

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

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding and two series of preferred stock outstanding (“Series 6 and 7 Preferred Stock”). The dividends on the Series 6 and 7 Preferred Stock are cumulative and payable in arrears quarterly.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2014, the Parent Company owned approximately 99.8% or 94,108,061 of the 94,262,231 outstanding common Partnership Units of the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Investments in Real Estate Partnerships

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The accounting policies of the real estate partnerships are similar to the Company's accounting policies. Income or loss from these real estate partnerships, which includes all operating results (including impairment losses) and gains on sales of properties within the joint ventures, is allocated to the Company in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind, as discussed further below.
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

Noncontrolling Interests

The Company consolidates all entities in which it has a controlling ownership interest. A controlling ownership interest is typically attributable to the entity with a majority voting interest. Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity or capital, but separately from stockholders' equity or partners' capital. On the Consolidated Statements of Operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income, including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are clearly identified on the accompanying Consolidated Statements of Operations.

Noncontrolling Interests of the Parent Company

The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the preferred and common stockholders of the Parent Company: (i) the limited Partnership Units in the Operating Partnership held by third parties (“Exchangeable operating partnership units”) and (ii) the minority-owned interest held by third parties in consolidated partnerships (“Limited partners' interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss). The portion of net income or comprehensive income attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) of the Parent Company.

In accordance with the FASB ASC Topic 480, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated the conditions as specified under the FASB ASC Topic 480 as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

delivering unregistered common stock. Each outstanding exchangeable operating partnership unit is exchangeable for one share of common stock of the Parent Company, and the unit holder cannot require redemption in cash or other assets. Limited partners' interests in consolidated partnerships are not redeemable by the holders. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity.

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that limited partners' interests in consolidated partnerships are noncontrolling interests. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital. The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income (Loss) of the Operating Partnership.

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

The Company recorded the following provisions for doubtful accounts (in thousands):

	Year ended December 31,
	2014	2013	2012
Gross provision for doubtful accounts	$2,192	1,841	3,006
Amount included in discontinued operations	—	53	58

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Billed tenant receivables	$10,583	6,550
Accrued CAM, insurance and tax reimbursements	15,369	16,280
Other receivables	9,570	7,411
Less: allowance for doubtful accounts	(4,523)	(3,922)
Total accounts receivable, net	$30,999	26,319

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
December 31, 2014

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

As of December 31, 2014, five of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation is not satisfied at the property level, but at the aggregate level, no deferred gain is recognized on an individual property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company's investment in the DIK-JV on the date of dissolution. However, the deferred gain is recognized if and when all such properties in the DIK-JV are sold to a third party.

Management Services

The Company is engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. The Company also receives transaction fees, as contractually agreed upon with a joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”, which are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

(c)    Real Estate Investments

Capitalization and Depreciation

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense. The Company does not have a capitalization threshold.

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

The following table represents the components of properties in development in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Construction in process	$213,526	158,002
Land held for future development	24,243	24,953
Pre-development costs	1,769	3,495
Total properties in development	$239,538	186,450

Construction in process represents developments where the Company (i) has not yet incurred at least 90% of the expected costs to complete and is less than 95% leased, and (ii) percent leased is less than 90% and the project features less than one year of anchor tenant operations, and (iii) the anchor tenant has been open for less than two calendar years, and (iv) less than three years have passed since the start of construction.

Land held for future development represents projects not in construction, but identified and available for future development when the market demand for a new shopping center exists.

Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2014 and 2013, the Company had refundable deposits of approximately $375,000 and $680,000, respectively, included in pre-development costs. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2014, 2013, and 2012, the Company expensed pre-development costs of approximately $2.3 million, $528,000, and $1.5 million, respectively, in other operating expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

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

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. The Company must make a determination as to the point in time that it is probable that a sale will be consummated. Generally this occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held-for-sale, the property is reclassified as held and used and is measured individually at the lower of its (i) carrying amount before the property was classified as held-for-sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the fair value at the date of the subsequent decision not to sell. The Company evaluated its property portfolio and

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

did not identify any properties that would meet the above mentioned criteria for held-for-sale as of December 31, 2014 and 2013.

Discontinued Operations

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

Prior to January 1, 2014, when the Company sold a property or classified a property as held-for-sale and would not have significant continuing involvement in the operation of the property, the operations of the property were eliminated from ongoing operations and classified in discontinued operations. Its operations, including any mortgage interest and gain on sale, were reported in discontinued operations so that the operations were clearly distinguished. Prior periods were also reclassified to reflect the operations of the property as discontinued operations. When the Company sold an operating property to a joint venture or to a third party, and would continue to manage the property, the operations and gain on sale were included in income from continuing operations.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The Company established the following provisions for impairment (in thousands):

	Year ended December 31,
	2014	2013	2012
Consolidated properties:
Gross provision for impairment	$1,257	6,000	74,816
Amount included in discontinued operations	—	—	54,500

Tax Basis

The net tax basis of the Company's real estate assets exceeds the book basis by approximately $129.7 million and $156.8 million at December 31, 2014 and 2013, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

(d)    Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2014 and 2013, $8.0 million and $9.5 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

(e)    Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices.

(f)    Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. The following table represents the components of deferred costs, net of accumulated amortization, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Deferred leasing costs, net	$60,889	59,027
Deferred loan costs, net (1)	10,613	10,936
Total deferred costs, net	$71,502	69,963
(1) Consist of initial direct and incremental costs associated with financing activities.

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
December 31, 2014

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

The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative's change in fair value is recognized in the Statements of Operations as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedged transaction.

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

The cash receipts or payments to settle interest rate swaps are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

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
December 31, 2014

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2011 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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
December 31, 2014

(l)    Business Concentration

No single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.

(m)    Fair Value of Assets and Liabilities

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

(n)    Recent Accounting Pronouncements

On January 1, 2014, the Company prospectively adopted FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and all sales will be recorded in accordance with the ASU. The amendments in the ASU change the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

2.	Real Estate Investments

Acquisitions
The following tables detail the shopping centers acquired or land acquired for development (in thousands):

Year ended December 31, 2014
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/2014	Persimmon Place	Dublin, CA	Development	$14,200	—	—	—
2/14/2014	Shops at Mira Vista	Austin, TX	Operating	22,500	319	2,329	291
3/7/2014	Fairfield Portfolio (1)	Fairfield, CT	Operating	149,344	77,730	12,650	5,601
6/2/2014	Willow Oaks Crossing	Concord, NC	Development	3,342	—	—	—
7/15/2014	Clybourn Commons	Chicago, IL	Operating	19,000	—	1,686	3,298
9/10/2014	Belmont Chase	Ashburn, VA	Development	4,300	—	—	—
9/19/2014	CityLine Market	Dallas, TX	Development	4,913	—	—	—
10/24/2014	East San Marco (2)	Jacksonville, FL	Development	5,223	—	—	—
12/4/2014	The Village at La Floresta	Brea, CA	Development	6,750	—	—	—
12/16/2014	Indian Springs (3)	Houston, TX	Operating	53,156	25,138	3,867	1,612
Total property acquisitions				$282,728	103,187	20,532	10,802

Year ended December 31, 2013
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/16/2013	Shops on Main	Schererville, IN	Development	$85	—	—	—
5/16/2013	Juanita Tate Marketplace	Los Angeles, CA	Development	1,100	—	—	—
5/30/2013	Preston Oaks	Dallas, TX	Operating	27,000	—	3,396	7,597
7/22/2013	Fontainebleau Square	Miami, FL	Development	17,092	—	—	—
10/7/2013	Glen Gate	Glenview, IL	Development	14,950	—	—	—
10/16/2013	Fellsway Plaza	Medford, MA	Operating	42,500	—	5,139	963
10/24/2013	Shoppes on Riverside	Jacksonville, FL	Development	3,500	—	—	—
12/27/2013	Holly Park	Raleigh, NC	Operating	33,900	—	3,146	1,526
Total property acquisitions				$140,127	—	11,681	10,086
(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio. As a result of consolidation, the Company recorded the non-controlling interest of approximately $15.4 million at fair value. The portfolio consists of three operating properties located in Fairfield, CT.

(2) On October 24, 2014, Regency acquired the remaining 50% interest and gained control of this previously unconsolidated investment in real estate partnership that owns land for development. The $5.2 million purchase price includes the consideration paid to purchase the other partners interest as well as Regency's carrying value in the partnership.

(3) On December 16, 2014, Regency acquired the remaining 50% interest and gained control of this previously unconsolidated investment in real estate partnership that owns a single operating property. As the operating property constitutes a business, acquisition of control was accounted for as a step acquisition and the net assets acquired were recognized at fair value. A gain of $18.3 million was recognized upon remeasurement as the difference between the fair value, of $14.1 million, and the carrying value of the Company's previously held equity interest. The fair value was measured based on an income approach, using rental growth rate of 3.0%, a discount rate of 7.0%, and a terminal cap rate of 6.1%.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

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

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of ($ in thousands):

	Year ended December 31,
	2014	2013		2012
Proceeds from sale of real estate investments	$118,787	212,632	(1)	352,707
Gain on sale of real estate, net of tax	$55,077	59,656		24,013
Number of operating properties sold	11	12		20	(2)
Number of land out-parcels sold	6	10		7

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

As a result of adopting ASU No. 2014-08, there were no discontinued operations for the year ended December 31, 2014 as none of the current year sales represented a strategic shift that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations (in thousands):

	Year ended December 31,
	2013	2012
Revenues	$14,924	26,413
Operating expenses	7,592	15,514
Provision for impairment	—	54,500
Income tax expense (benefit) (1)	—	(18)
Operating income (loss) from discontinued operations	$7,332	(43,583)

(1) The operating income and gain on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by Regency Realty Group, Inc. ("RRG"), a wholly owned subsidiary of the Operating Partnership, which is a Taxable REIT subsidiary as defined by in Section 856(1) of the Internal Revenue Code.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following (in thousands):

	December 31, 2014
	Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	74	$247,175	1,829,116	33,032	13,727
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	10	15,916	199,427	7,173	1,431
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	14	9,343	300,028	1,211	233
Cameron Village, LLC (Cameron)	30.00%	1	12,114	100,625	3,393	1,008
RegCal, LLC (RegCal) (1)	25.00%	7	13,354	149,457	4,012	966
Regency Retail Partners, LP (the Fund) (2)	20.00%	—	—	—	171	27
US Regency Retail I, LLC (USAA) (1)	20.01%	8	806	115,660	2,872	567
Other investments in real estate partnerships	50.00%	6	34,459	113,189	27,602	13,311
Total investments in real estate partnerships		120	$333,167	2,807,502	79,466	31,270

(1) This partnership agreement has a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to this partnership. During 2014, the Company did not sell any properties to this real estate partnership.

(2) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds made in 2014.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2013
	Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	75	$250,118	1,870,660	31,705	12,789
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)(2)	—%	—	—	—	213	53
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	10	16,735	204,759	8,605	1,727
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	15	8,797	295,829	6,290	1,274
Cameron Village, LLC (Cameron)	30.00%	1	16,678	103,805	2,198	662
RegCal, LLC (RegCal) (1)	25.00%	8	15,576	159,255	1,300	332
Regency Retail Partners, LP (the Fund) (3)	20.00%	—	1,793	9,325	9,234	7,749
US Regency Retail I, LLC (USAA) (1)	20.00%	8	1,391	118,865	2,387	487
BRE Throne Holdings, LLC (BRET) (4)	—%	—	—	—	4,499	4,499
Other investments in real estate partnerships	50.00%	9	47,761	177,101	4,619	2,146
Total investments in real estate partnerships		126	$358,849	2,939,599	71,050	31,718

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

(2) As of December 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.

(3) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds made in 2014.

(4) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, plus its share of the undistributed income of the partnership and an early redemption premium. Regency no longer has any interest in the BRET partnership.

In addition to earning its pro-rata share of net income or loss in each of these real estate partnerships, the Company received recurring, market-based fees for asset management, property management, and leasing, as well as fees for investment and financing services, totaling $23.0 million, $24.2 million, and $25.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows (in thousands):

	December 31,
	2014	2013

Investments in real estate, net	$2,620,583	2,742,591
Acquired lease intangible assets, net	50,763	52,350
Other assets	136,156	144,658
Total assets	$2,807,502	2,939,599

Notes payable	$1,462,790	1,519,943
Acquired lease intangible liabilities, net	28,991	31,148
Other liabilities	67,093	66,829
Capital - Regency	442,050	468,099
Capital - Third parties	806,578	853,580
Total liabilities and capital	$2,807,502	2,939,599

The following table reconciles the Company's capital in unconsolidated partnerships to the Company's investments in real estate partnerships (in thousands):

	December 31,
	2014	2013
Capital - Regency	$442,050	468,099
add: Investment in Indian Springs at Woodlands, Ltd. (1)	—	4,094
less: Impairment	(1,300)	(5,880)
less: Ownership percentage or Restricted Gain Method deferral	(29,380)	(29,261)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$333,167	358,849

(1) On December 16, 2014, Regency acquired the remaining 50% interest and gained control of this previously unconsolidated investment in real estate partnership that owns a single operating property. As the operating property constitutes a business, acquisition of control was accounted for as a step acquisition and the net assets acquired were recognized at fair value. A gain of $18.3 million was recognized upon remeasurement as the difference between the fair value and carrying value of the Company's previously held equity interest, using an income approach to measure fair value.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Total revenues	$361,103	378,670	387,908
Operating expenses:
Depreciation and amortization	117,780	125,363	128,946
Operating and maintenance	55,216	55,423	55,394
General and administrative	5,503	7,385	7,549
Real estate taxes	42,380	45,451	46,395
Other operating expenses	2,234	1,725	3,521
Total operating expenses	223,113	235,347	241,805
Other expense (income):
Interest expense, net	84,155	95,505	104,694
Gain on sale of real estate	(28,856)	(15,695)	(40,437)
Provision for impairment	2,123	—	3,775
Early extinguishment of debt	114	(1,780)	967
Preferred return on equity investment	—	(4,499)	(2,211)
Other expense (income)	988	(1,258)	51
Total other expense (income)	58,524	72,273	66,839
Net income of the Partnership	$79,466	71,050	79,264
The Company's share of net income of the Partnership	$31,270	31,718	23,807

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated co-investment partnerships (in thousands):

Year ended December 31, 2014
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
12/30/2014	Broadway	Seattle, WA	Operating	Columbia II	20.00%	$43,000	—	7,604	3,487
Total property acquisitions						$43,000	—	7,604	3,487

Year ended December 31, 2013
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
7/23/2013	Shoppes of Burnt Mills	Silver Spring, MD	Operating	Columbia II	20.00%	$13,600	7,496	8,438	332
Total property acquisitions						$13,600	7,496	8,438	332

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of through our unconsolidated co-investment partnerships during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	2012
Proceeds from sale of real estate investments	$88,106	145,295	119,275
Gain on sale of real estate	$28,856	15,695	40,437
The Company's share of gain on sale of real estate	$13,615	3,847	8,962
Number of operating properties sold	6	15	7
Number of land out-parcels sold	2	3	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Notes Payable

As of December 31, 2014, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2015	$19,685	59,803	—	79,488	24,292
2016	17,135	305,076	—	322,211	113,155
2017	17,517	77,385	21,460	116,362	26,214
2018	18,696	67,021	—	85,717	27,655
2019	17,934	65,939	—	83,873	21,618
Beyond 5 Years	34,827	741,622	—	776,449	294,463
Unamortized debt premiums (discounts), net	—	(1,310)	—	(1,310)	(617)
Total notes payable	$125,794	1,315,536	21,460	1,462,790	506,780

These loans are all non-recourse and Regency's proportionate share was $506.8 million at December 31, 2014. Maturities will be repaid from proceeds from refinancing and partner capital contributions. The Company is obligated to contribute its pro-rata share to fund maturities if the loans are not refinanced. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

5.	Notes Receivable
The Company had notes receivable of $12.1 million and $12.0 million at December 31, 2014 and 2013, respectively. The loans have fixed interest rates of 7.0% with maturity dates through January 2019 and are secured by real estate held as collateral.

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles, net of accumulated amortization and accretion (in thousands):

	December 31,
	2014	2013
In-place leases, net	$40,145	33,049
Above-market leases, net	10,549	10,074
Above-market ground leases, net	1,671	1,682
Acquired lease intangible assets, net	$52,365	44,805

Acquired lease intangible liabilities, net	$32,143	26,729

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles (dollar amounts in thousands):

	Year ended December 31,
	2014	2013	2012	Remaining Weighted Average Amortization/Accretion Period
				(in years)
In-place lease amortization	$10,365	7,441	4,307	5.9
Above-market lease amortization (1)	1,795	1,246	739	7.4
Above-market ground lease amortization (3)	23	22	23	82.2
Acquired lease intangible asset amortization	$12,183	8,709	5,069

Acquired lease intangible liability accretion (2)(3)	$4,590	3,726	1,950	12.5
(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
(3) Above and below market ground lease amortization and accretion are recorded as an offset to other operating expenses.
The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Net Accretion
2015	$10,603	3,888
2016	8,569	3,393
2017	6,589	3,088
2018	5,354	2,609
2019	4,374	2,417
7.    Income Taxes

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
	2014	2013	2012
Dividend per share	$1.88	1.85	1.85
Ordinary income	70%	70%	71%
Capital gain	16%	6%	1%
Return of capital	14%	—%	28%
Qualified dividend income	—%	24%	—%

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2014		2013	2012
Income tax expense (benefit):
Current	$1,152	(1)	—	97
Deferred	—		—	13,727
Total income tax expense (benefit)	$1,152		—	13,824
(1) Includes $2.2 million of tax expense presented with Gain on sale of real estate, net of tax on the Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Income tax expense (benefit) is included in the Consolidated Statements of Operations as either income tax expense (benefit) of taxable REIT subsidiaries, if the related income is from continuing operations, or is presented net of gains on sale of real estate, if the taxable income is from the gain on sale. Income tax expense (benefit) is included in discontinued operations, net of gains on sale of real estate, if the taxable income is from the gain on sale that qualified as discontinued operations, as follows (in thousands):

	Year ended December 31,
	2014		2013	2012
Income tax expense (benefit) from:
Continuing operations	$1,152	(1)	—	13,224
Discontinued operations	—		—	600
Total income tax expense (benefit)	$1,152		—	13,824
(1) Includes $2.2 million of tax expense presented with Gain on sale of real estate, net of tax on the Consolidated Statements of Operations.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG as follows (in thousands):

	Year ended December 31,
	2014		2013	2012
Computed expected tax expense (benefit)	$5,140		1,677	(2,099)
Increase (decrease) in income tax resulting from state taxes	(629)		98	(122)
Valuation allowance	(3,301)		(1,511)	15,635
All other items	(58)		(264)	410
Total income tax expense	1,152		—	13,824
Amounts attributable to discontinued operations	—		—	600
Amounts attributable to continuing operations	$1,152	(1)	—	13,224
(1) Includes $2.2 million of tax expense presented with Gain on sale of real estate, net of tax on the Consolidated Statements of Operations.

The following table represents the Company's net deferred tax assets recorded in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Investments in real estate partnerships	$8,427	8,314
Provision for impairment	3,299	3,273
Deferred interest expense	2,538	4,295
Capitalized costs under Section 263A	1,832	2,184
Net operating loss carryforward	—	2,019
Employee benefits	385	488
Other	1,370	887
Deferred tax assets	17,851	21,460
Valuation allowance	(17,302)	(20,603)
Deferred tax assets, net	549	857
Deferred tax liabilities
Straight line rent	549	537
Depreciation	—	320
Deferred tax liabilities	549	857
Net deferred tax assets	$—	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

During the years ended December 31, 2014 and 2013, the net change in the total valuation allowance was $3.3 million and $1.5 million, respectfully.

The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company's framework for assessing the recoverability of deferred tax assets includes weighing recent taxable income (loss), projected future taxable income (loss) of the character necessary to realize the deferred tax assets, the carryforward periods for the net operating loss, including the effect of reversing taxable temporary differences, and prudent feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of deferred tax assets. As of December 31, 2014, the projected future taxable income and unpredictable nature of potential property sales with built in losses within the TRS caused the Company to determine that it is still more likely than not that the net deferred tax assets will not be realized. As a result, the deferred tax asset continues to be fully reserved.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740, under which tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2011 and forward for the Company.

8.    Available-for-Sale Securities

During the year ended ended December 31, 2014, the Company acquired shares of AmREIT common stock for a total investment of $14.3 million. Subsequent to AmREIT’s announcement on October 31, 2014 that it had entered into a definitive agreement to be acquired by Edens Investment Trust, Regency liquidated its equity position in AmREIT for total proceeds of $22.1 million, which resulted in realized gains of $7.8 million, determined based on specific identification. In connection with its efforts, the Company incurred $1.8 million of pursuit costs, which are recognized within other operating expenses in the accompanying Consolidated Statements of Operations. The Company did not have any available-for-sale securities during the years ended December 31, 2013 or 2012.

9.    Notes Payable and Unsecured Credit Facilities

The Parent Company does not have any indebtedness, but guarantees all of the unsecured debt and 15.5% of the secured debt of the Operating Partnership. The Company’s debt outstanding as of December 31, 2014 and 2013 consists of the following (in thousands):

	2014	2013
Notes payable:
Fixed rate mortgage loans	$518,993	444,245
Variable rate mortgage loans (1)	29,839	37,100
Fixed rate unsecured loans	1,397,525	1,298,352
Total notes payable	1,946,357	1,779,697
Unsecured credit facilities:
Line	—	—
Term Loan	75,000	75,000
Total unsecured credit facilities	75,000	75,000
Total debt outstanding	$2,021,357	1,854,697
(1) Interest rate swaps are in place to fix the interest rates on these variable rate mortgage loans. See note 10.

Notes Payable

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, whereas, interest on unsecured public debt is payable semi-annually.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2014, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

As of December 31, 2014, the key terms of the Company's fixed rate notes payable are as follows:

		Fixed Interest Rates
	Maturing Through	Minimum	Maximum	Weighted Average
Secured mortgage loans	2032	3.30%	8.40%	5.57%
Unsecured public debt	2024	3.75%	6.00%	5.17%

As of December 31, 2014, the Company had one variable rate mortgage loan, which has an interest rate swap in place for the initial principal balance effectively fixing the interest rate through the maturity of the loan (as discussed in note 10), with key terms as follows ($ in thousands):

Balance	Maturity	Variable Interest Rate
$29,839	10/16/2020	1 month LIBOR plus 150 basis points

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") and an unsecured term loan commitment (the "Term Loan") under separate credit agreements, both with Wells Fargo Bank and a syndicate of other banks.

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Minimum Tangible Net Worth, Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2014, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loan.

As of December 31, 2014, the key terms of the Line and Term Loan are as follows (dollars in thousands):

	Total Capacity		Remaining Capacity		Maturity		Variable Interest Rate (6)	Fee
Line	$800,000	(1)	$794,096	(2)	9/4/2016	(3)	LIBOR plus 117.5 basis points	0.225%	(4)
Term Loan	165,000	(5)	90,000		6/27/2019		LIBOR plus 115 basis points	0.200%	(7)
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
(5) The Company has the ability to utilize the additional $90.0 million through August 31, 2015.
(6) Interest rate is subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB.
(7) Subject to a fee of 0.20% per annum on the undrawn balance.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

As of December 31, 2014, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2015	$6,587	75,896	350,000	432,483
2016	6,135	41,442	—	47,577
2017	5,399	116,207	400,000	521,606
2018	4,452	57,358	—	61,810
2019	3,443	106,000	75,000	184,443
Beyond 5 Years	22,647	96,039	650,000	768,686
Unamortized debt premiums (discounts), net	—	7,227	(2,475)	4,752
Total notes payable	$48,663	500,169	1,472,525	2,021,357
(1) Includes unsecured public debt and unsecured credit facilities.

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets (dollars in thousands):

							Fair Value at December 31,
							Assets (3)		Liabilities (3)
Effective Date	Maturity Date	Mandatory Settlement Date (1)		Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2014	2013	2014	2013
10/1/11	9/1/14	N/A		$9,000	1 Month LIBOR	0.760%	$—	—	$—	(34)
10/16/13	10/16/20	N/A		28,100	1 Month LIBOR	2.196%	—	82	(764)	—
4/15/14	4/15/24	10/15/14	(2)	75,000	3 Month LIBOR	2.087%	—	7,476	—	—
4/15/14	4/15/24	10/15/14	(2)	50,000	3 Month LIBOR	2.088%	—	4,978	—	—
4/15/14	4/15/24	10/15/14	(2)	35,000	3 Month LIBOR	2.873%	—	1,036	—	—
4/15/14	4/15/24	10/15/14	(2)	60,000	3 Month LIBOR	2.864%	—	1,821	—	—
8/1/15	8/1/25	2/1/16		75,000	3 Month LIBOR	2.479%	—	8,516	(289)	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	—	5,670	(193)	—
8/1/15	8/1/25	2/1/16		50,000	3 Month LIBOR	2.479%	—	5,658	(193)	—
8/1/15	8/1/25	2/1/16		45,000	3 Month LIBOR	3.412%	—	—	(3,964)	—
6/15/17	6/15/27	12/15/17		20,000	3 Month LIBOR	3.488%	—	—	(1,227)	—
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	—	—	(6,080)	—
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	—	—	(6,084)	—
Total derivative financial instruments							$—	35,237	(18,794)	(34)
(1) Represents the earliest date which the counterparty has the right to require cash settlement of the derivative. The Company may settle these swaps at any time before the mandatory settlement date.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company has master netting agreements, however the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore none are offset in the accompanying Consolidated Balance Sheets.
The Company expects to issue new debt in 2015 and 2017. In order to mitigate the risk of interest rates rising before new borrowings are obtained, the Company previously entered into $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and another $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings within interest expense.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest rate swaps	$(49,968)	30,985	4,220	Interest expense	$(9,353)	(9,433)	(9,491)	Other expenses	$—	—	—

As of December 31, 2014, the Company expects $8.7 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.0 million is related to previously settled swaps.

11.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$12,132	11,980	$11,960	11,600
Financial liabilities:
Notes payable	$1,946,357	2,116,000	$1,779,697	1,936,400
Unsecured credit facilities	$75,000	75,000	$75,000	75,400

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2014 and 2013. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

The following interest rates were used by the Company to estimate the fair value of its financial instruments:

	December 31,
	2014		2013
	Low	High	Low	High
Notes receivable	7.4%	7.4%	7.8%	7.8%
Notes payable	0.9%	3.4%	3.0%	3.5%
Unsecured credit facilities	1.3%	1.3%	1.4%	1.4%

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Trading Securities Held in Trust

The Company has investments in marketable securities that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, considered Level 1 inputs of the fair value hierarchy. Changes in the value

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

of trading securities are recorded within net investment (income) loss in the accompanying Consolidated Statements of Operations.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$28,134	28,134	—	—
Interest rate derivatives	—	—	—	—
Total	$28,134	28,134	—	—

Liabilities:
Interest rate derivatives	$(18,794)	—	(18,794)	—

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$26,681	26,681	—	—
Interest rate derivatives	35,237	—	35,237	—
Total	61,918	26,681	35,237	—

Liabilities:
Interest rate derivatives	$(34)	—	(34)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The following tables present assets that were measured at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements during the
	year ended December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived asset held and used
Land	$397	—	—	397	(175)

	Fair Value Measurements during the
	year ended December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived asset held and used
Operating and development properties	$4,686	—	—	4,686	(6,000)

Long-lived assets held and used are comprised primarily of real estate. Fair value for the long-lived assets held and used measured using Level 3 inputs was determined through the use of market comparables to estimate anticipated sales value. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from property specific information, market transactions, and other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation.
During the year ended December 31, 2014, the Company recognized a $175,000 impairment on two parcels of land held at December 31, 2014, with the fair value measured based on the anticipated sales price of the land.

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

2013
Overall cap rates	8.0%
Rental growth rates	0.0%
Discount rates	9.0%
Terminal cap rates	8.5%

Changes in these inputs could result in a change in the valuation of the real estate and a change in the impairment loss recognized during the period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

12.    Equity and Capital
Preferred Stock of the Parent Company
Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2014 and 2013
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

Common Stock of the Parent Company

Issuances:

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

In March 2014, the Parent Company filed a prospectus supplement with the Securities and Exchange Commission with respect to a new ATM equity offering program, ending the prior program established in August 2013. The March 2014 program has similar terms and conditions as the August 2013 program and authorizes the Parent Company to sell up to $200.0 million of common stock at prices determined by the market at the time of sale. As of December 31, 2014, $96.0 million in common stock remained available for issuance under this ATM equity program.

The following shares were issued under the ATM equity program (in thousands, except share data):

	Year ended December 31,
	2014	2013
Shares issued	1,730	1,899
Weighted average price per share	$60.00	53.35
Gross proceeds	$103,821	101,342
Commissions	$1,369	1,521
Issuance costs	$—	68

In January 2015, the Parent Company entered into a forward sale and an underwritten public offering of 2.875 million shares of its common stock at a price of $67.40 per share which will result in gross proceeds of approximately $193.8 million, before any underwriting discount and offering expenses. The forward sale will settle on one or more dates occurring no later than approximately 12 months after the date of the offering. The Company intends to use any net proceeds that it receives upon settlement of the forward sale agreement to fund development and redevelopment activities, fund potential acquisition opportunities, repay maturing debts, and/or for general corporate purposes.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Preferred Units of the Operating Partnership

Preferred units for the Parent Company are outstanding in relation to the Parent Company's preferred stock, as discussed above.

Common Units of the Operating Partnership

Issuances:

Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

General Partner

The Parent Company, as general partner, owned the following Partnership Units outstanding (in thousands):

	December 31,
	2014	2013
Partnership units owned by the general partner	94,108	92,333
Total partnership units outstanding	94,262	92,499
Percentage of partnership units owned by the general partner	99.8%	99.8%

Limited Partners

The Operating Partnership had 154,170 and 165,796 limited Partnership Units outstanding as of December 31, 2014 and 2013, respectively.

Noncontrolling Interests of Limited Partners' Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. As of December 31, 2014 and 2013, the noncontrolling interest in these consolidated partnerships was $31.8 million and $19.2 million, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the balances of each component of AOCI (in thousands):

	Controlling Interest			Noncontrolling Interest			Total
	Cash Flow Hedges	Available-For-Sale Securities	AOCI	Cash Flow Hedges	Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2011	$(71,429)	—	(71,429)	(583)	—	(583)	(72,012)
Other comprehensive income before reclassifications	4,254	—	4,254	(34)	—	(34)	4,220
Amounts reclassified from accumulated other comprehensive income	9,460	—	9,460	31	—	31	9,491
Current period other comprehensive income, net	13,714	—	13,714	(3)	—	(3)	13,711
Balance as of December 31, 2012	$(57,715)	—	(57,715)	(586)	—	(586)	(58,301)
Other comprehensive income before reclassifications	30,879	—	30,879	106	—	106	30,985
Amounts reclassified from accumulated other comprehensive income	9,432	—	9,432	1	—	1	9,433
Current period other comprehensive income, net	40,311	—	40,311	107	—	107	40,418
Balance as of December 31, 2013	$(17,404)	—	(17,404)	(479)	—	(479)	(17,883)
Other comprehensive income before reclassifications	(49,524)	7,752	(41,772)	(444)	13	(431)	(42,203)
Amounts reclassified from accumulated other comprehensive income	9,180	(7,752)	1,428	173	(13)	160	1,588
Current period other comprehensive income, net	(40,344)	—	(40,344)	(271)	—	(271)	(40,615)
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)

The following represents amounts reclassified out of AOCI into income (in thousands):

AOCI Component	Amount Reclassified from AOCI into Income			Affected Line Item Where Net Income is Presented
	Year ended December 31,
	2014	2013	2012
Interest rate swaps	$9,353	9,433	9,491	Interest expense
Realized gains on sale of available-for-sale securities	(7,765)	—	—	Net investment (income) loss

13.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	Year ended December 31,
	2014	2013	2012
Restricted stock (1)	$12,161	14,141	11,526
Directors' fees paid in common stock (1)	208	238	259
Capitalized stock-based compensation (2)	(2,707)	(2,188)	(1,979)
Stock-based compensation, net of capitalization	$9,662	12,191	9,806

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The Company established its stock-based compensation plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2014, there were 2.8 million shares available for grant under the Plan either through stock options or restricted stock.

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

The following table summarizes stock option activity during the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	295,924	$52.46	1.1	$(1,822)
Less: Exercised (1)	287,183	51.36
Less: Forfeited	—	—
Less: Expired	—	—
Outstanding of of December 31, 2014	8,741	$88.45	2.1	$(216)
Vested and expected to vest as of December 31, 2014	8,741	$88.45	2.1	$(216)
Exercisable as of December 31, 2014	8,741	$88.45	2.1	$(216)

(1) The Company issues new shares to fulfill option exercises from its authorized shares available. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $1.3 million, $141,000, and $92,000, respectively.

There were no stock options granted during the years ended December 31, 2014, 2013, or 2012.

Restricted Stock Awards

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each restricted stock grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights. Fair value is measured using the grant date market price for all time-based or performance-based awards. Market based awards are valued using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected stock price at the time of payout, discounted to the valuation date over a three year performance period.  Assumptions include historic volatility over the previous three year period, risk-free interest rates, and Regency's historic daily return as compared to the market index. Since the award payout includes dividend equivalents and the total shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized on a straight-line basis over the requisite vesting period for the entire award.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

The following table summarizes non-vested restricted stock activity during the year ended December 31, 2014:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2013	685,697
Add: Time-based awards granted (1) (4)	143,055		$47.62
Add: Performance-based awards granted (2) (4)	12,828		$46.77
Add: Market-based awards granted (3) (4)	103,058		$49.14
Less: Vested and Distributed (5)	255,962		$48.38
Less: Forfeited	12,310		$46.50
Non-vested as of December 31, 2014 (6)	676,366	$43,139

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

(3) Market-based awards are earned dependent upon the Company's total shareholder return in relation to the shareholder return of peer indices over a three-year period (“TSR Grant”). Once the market criteria are met and the actual number of shares earned is determined, 100% of the earned shares vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest. The significant assumptions underlying determination of fair values for market-based awards granted were as follows:

	Year ended December 31,
	2014	2013	2012
Volatility	24.60%	27.80%	48.80%
Risk free interest rate	0.64%	0.42%	0.32%

(4) The weighted-average grant price for restricted stock granted during the years ended December 31, 2014, 2013, and 2012 was $48.18, $52.80, and $39.44, respectively.

(5) The total intrinsic value of restricted stock vested during the years ended December 31, 2014, 2013, and 2012 was $12.4 million, $11.5 million, and $6.6 million, respectively.

(6) As of December 31, 2014, there was $11.5 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

14.    Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2014. Additionally, an annual profit sharing contribution is made, which vests over a three year period. Costs related to the matching portion of the plan were $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Costs related to the profit sharing contribution were $1.3 million, $1.2 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”), which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities on the accompanying Consolidated Balance Sheets, and accordingly, realized and unrealized gains and losses are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. The participants' deferred compensation liability, exclusive of the shares of the Company's common stock, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $27.6 million and $26.1 million as of December 31, 2014 and 2013, respectively. Increases or decreases in the deferred compensation liability, exclusive of amounts attributable to participant investments in the shares of the Company's common stock, are recorded as general and administrative expense within the accompanying Consolidated Statements of Operations.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

15.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share (in thousands except per share data):

	Year ended December 31,
	2014	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$133,770	84,297	45,779
Gain on sale of real estate, net of tax	55,077	1,703	2,158
Less: income attributable to noncontrolling interests	1,457	1,360	385
Income from continuing operations attributable to the Company	187,390	84,640	47,552
Less: preferred stock dividends	21,062	21,062	32,531
Less: dividends paid on unvested restricted stock	453	448	572
Income from continuing operations attributable to common stockholders - basic	165,875	63,130	14,449
Add: dividends paid on Treasury Method restricted stock	63	45	71
Income from continuing operations attributable to common stockholders - diluted	165,938	63,175	14,520
Discontinued Operations
Income (loss) from discontinued operations	—	65,285	(21,728)
Less: income from discontinued operations attributable to noncontrolling interests	—	121	(43)
Income from discontinued operations attributable to the Company	—	65,164	(21,685)
Net Income
Net income attributable to common stockholders - basic	165,875	128,294	(7,236)
Net income attributable to common stockholders - diluted	$165,938	128,339	(7,165)
Denominator:
Weighted average common shares outstanding for basic EPS	92,370	91,383	89,630
Incremental shares to be issued under common stock options	—	2	—
Incremental shares to be issued under unvested restricted stock	34	24	39
Weighted average common shares outstanding for diluted EPS	92,404	91,409	89,669
Income per common share – basic
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common stockholders	$1.80	1.40	(0.08)
Income per common share – diluted
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common stockholders	$1.80	1.40	(0.08)

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2014, 2013, and 2012 were 157,950, 171,886, and 177,164, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit (in thousands except per unit data):

	Year ended December 31,
	2014	2013	2012
Numerator:
Continuing Operations
Income from continuing operations	$133,770	84,297	45,779
Gain on sale of real estate, net of tax	55,077	1,703	2,158
Less: income attributable to noncontrolling interests	1,138	1,084	908
Income from continuing operations attributable to the Partnership	187,709	84,916	47,029
Less: preferred unit distributions	21,062	21,062	31,902
Less: dividends paid on unvested restricted units	453	448	572
Income from continuing operations attributable to common unit holders - basic	166,194	63,406	14,555
Add: dividends paid on Treasury Method restricted units	63	45	71
Income from continuing operations attributable to common unit holders - diluted	166,257	63,451	14,626
Discontinued Operations
Income (loss) from discontinued operations	—	65,285	(21,728)
Less: income from discontinued operations attributable to noncontrolling interests	—	121	(43)
Income from discontinued operations attributable to the Partnership	—	65,164	(21,685)
Net Income
Net income attributable to common unit holders - basic	166,194	128,570	(7,130)
Net income attributable to common unit holders - diluted	$166,257	128,615	(7,059)
Denominator:
Weighted average common units outstanding for basic EPU	92,528	91,555	89,808
Incremental units to be issued under common stock options	—	2	—
Incremental units to be issued under unvested restricted stock	34	24	39
Weighted average common units outstanding for diluted EPU	92,562	91,581	89,847
Income (loss) per common unit – basic
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common unit holders	$1.80	1.40	(0.08)
Income (loss) per common unit – diluted
Continuing operations	$1.80	0.69	0.16
Discontinued operations	—	0.71	(0.24)
Net income (loss) attributable to common unit holders	$1.80	1.40	(0.08)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

16.    Operating Leases

The Company's properties are leased to tenants under operating leases. Our leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Future minimum rents under non-cancelable operating leases as of December 31, 2014, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales volume, are as follows (in thousands):

Year Ending December 31,	Future Minimum Rents
2015	$384,955
2016	354,968
2017	310,255
2018	262,123
2019	217,686
Thereafter	1,077,629
Total	$2,607,616

The shopping centers' tenant base primarily includes national and regional supermarkets, drug stores, discount department stores, and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2101, and in most cases, provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2023, and in most cases, provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term.

Operating lease expense, including capitalized ground lease payments on properties in development, was $8.9 million, $8.5 million, and $9.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2014 (in thousands):

Year Ending December 31,	Future Obligations
2015	$8,234
2016	7,793
2017	6,074
2018	5,006
2019	4,754
Thereafter	194,992
Total	$226,853

17.    Commitments and Contingencies

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
December 31, 2014

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2014 and 2013, the Company had $5.9 million and $19.3 million letters of credit outstanding, respectively.

18.    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2014 and 2013 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014

Operating Data:
Revenue	$133,280	134,892	133,559	136,167

Net income attributable to common stockholders	$19,389	25,482	47,942	73,515
Net income attributable to exchangeable operating partnership units	42	53	90	134
Net income attributable to common unit holders	$19,431	25,535	48,032	73,649

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.21	0.28	0.52	0.79
Diluted	$0.21	0.28	0.52	0.79

Year ended December 31, 2013

Operating Data:
Revenues as originally reported	$126,088	125,842	122,110	126,005
Reclassified to discontinued operations	(5,710)	(3,535)	(1,793)	—
Adjusted Revenues	$120,378	122,307	120,317	126,005

Net income attributable to common stockholders	$15,554	31,864	34,998	46,326
Net income attributable to exchangeable operating partnership units	39	70	73	94
Net income attributable to common unit holders	$15,593	31,934	35,071	46,420

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.17	0.35	0.38	0.50
Diluted	$0.17	0.35	0.38	0.50

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
4S Commons Town Center	$30,760	35,830	560	30,812	36,338	67,150	16,340	50,810	62,500
Airport Crossing	1,748	1,690	88	1,744	1,782	3,526	746	2,780	—
Amerige Heights Town Center	10,109	11,288	358	10,109	11,647	21,756	2,840	18,916	16,580
Anastasia Plaza	9,065	—	412	3,338	6,139	9,477	1,326	8,151	—
Ashburn Farm Market Center	9,835	4,812	130	9,835	4,942	14,777	3,521	11,256	—
Ashford Perimeter	2,584	9,865	631	2,584	10,496	13,080	6,020	7,060	—
Augusta Center	5,142	2,720	(5,635)	1,366	861	2,227	334	1,893	—
Aventura Shopping Center	2,751	10,459	17	2,751	10,476	13,227	10,298	2,929	—
Balboa Mesa Shopping Center	23,074	33,838	13,215	27,715	42,869	70,584	3,378	67,206	—
Belleview Square	8,132	9,756	2,324	8,323	11,889	20,212	5,506	14,706	—
Berkshire Commons	2,295	9,551	1,867	2,965	10,749	13,714	6,397	7,317	7,500
Blackrock	22,251	20,815	(103)	22,251	20,711	42,962	882	42,080	20,124
Bloomingdale Square	3,940	14,912	2,053	3,940	16,965	20,905	7,377	13,528	—
Boulevard Center	3,659	10,787	1,125	3,659	11,912	15,571	5,475	10,096	—
Boynton Lakes Plaza	2,628	11,236	4,452	3,606	14,710	18,316	5,144	13,172	—
Brentwood Plaza	2,788	3,473	238	2,788	3,711	6,499	637	5,862	—
Briarcliff La Vista	694	3,292	297	694	3,589	4,283	2,305	1,978	—
Briarcliff Village	4,597	24,836	1,190	4,597	26,026	30,623	14,935	15,688	—
Brickwalk	25,299	41,995	237	25,299	42,232	67,531	1,240	66,291	31,823
Bridgeton	3,033	8,137	107	3,067	8,210	11,277	1,196	10,081	—
Brighten Park	3,983	18,687	1,275	3,926	20,019	23,945	10,368	13,577	—
Buckhead Court	1,417	7,432	500	1,417	7,932	9,349	4,960	4,389	—
Buckley Square	2,970	5,978	749	2,970	6,727	9,697	3,295	6,402	—
Buckwalter Place Shopping Ctr	6,563	6,590	264	6,592	6,825	13,417	2,620	10,797	—
Caligo Crossing	2,459	4,897	124	2,546	4,934	7,480	1,775	5,705	—
Cambridge Square	774	4,347	687	774	5,034	5,808	2,578	3,230	—
Carmel Commons	2,466	12,548	4,412	3,422	16,004	19,426	6,896	12,530	—
Carriage Gate	833	4,974	2,424	1,302	6,928	8,230	4,297	3,933	—
Centerplace of Greeley III	6,661	11,502	1,423	5,690	13,896	19,586	3,550	16,036	—
Chasewood Plaza	4,612	20,829	(400)	4,688	20,353	25,041	12,296	12,745	—
Cherry Grove	3,533	15,862	1,949	3,533	17,810	21,343	7,625	13,718	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Clayton Valley Shopping Center	24,189	35,422	2,187	24,538	37,260	61,798	16,662	45,136	—
Clybourn Commons	15,056	5,594	40	15,056	5,634	20,690	161	20,529	—
Cochran's Crossing	13,154	12,315	739	13,154	13,054	26,208	7,540	18,668	—
Corkscrew Village	8,407	8,004	118	8,407	8,122	16,529	2,401	14,128	7,923
Cornerstone Square	1,772	6,944	1,054	1,772	7,998	9,770	4,250	5,520	—
Corvallis Market Center	6,674	12,244	357	6,696	12,580	19,276	3,566	15,710	—
Costa Verde Center	12,740	26,868	1,236	12,798	28,046	40,844	13,044	27,800	—
Courtyard Landcom	5,867	4	3	5,867	7	5,874	1	5,873	—
Culpeper Colonnade	15,944	10,601	4,772	16,258	15,184	31,442	5,853	25,589	—
Dardenne Crossing	4,194	4,005	482	4,583	4,098	8,681	840	7,841	—
Delk Spectrum	2,985	12,001	1,327	3,000	13,313	16,313	5,867	10,446	—
Diablo Plaza	5,300	8,181	1,079	5,300	9,260	14,560	3,922	10,638	—
Dunwoody Village	3,342	15,934	3,232	3,342	19,166	22,508	10,600	11,908	—
East Pointe	1,730	7,189	1,726	1,771	8,874	10,645	3,917	6,728	—
East Washington Place	15,993	40,151	677	15,509	41,311	56,820	2,987	53,833	—
El Camino Shopping Center	7,600	11,538	1,258	7,600	12,796	20,396	4,983	15,413	—
El Cerrito Plaza	11,025	27,371	679	11,025	28,050	39,075	6,192	32,883	38,694
El Norte Parkway Plaza	2,834	7,370	3,243	3,263	10,185	13,448	3,693	9,755	—
Encina Grande	5,040	11,572	(25)	5,040	11,547	16,587	6,343	10,244	—
Fairfax Shopping Center	15,239	11,367	(5,548)	13,175	7,882	21,057	1,766	19,291	—
Fairfield	6,731	29,420	128	6,731	29,548	36,279	809	35,470	20,250
Falcon	1,340	4,168	157	1,350	4,315	5,665	1,401	4,264	—
Fellsway Plaza	30,712	7,327	2,347	32,736	7,650	40,386	861	39,525	29,839
Fenton Marketplace	2,298	8,510	(8,326)	512	1,971	2,483	281	2,202	—
Fleming Island	3,077	11,587	2,686	3,111	14,239	17,350	5,371	11,979	—
French Valley Village Center	11,924	16,856	33	11,822	16,992	28,814	8,210	20,604	—
Friars Mission Center	6,660	28,021	970	6,660	28,991	35,651	11,642	24,009	141
Gardens Square	2,136	8,273	399	2,136	8,672	10,808	3,973	6,835	—
Gateway 101	24,971	9,113	24	24,971	9,137	34,108	2,684	31,424	—
Gateway Shopping Center	52,665	7,134	1,883	52,671	9,011	61,682	9,648	52,034	—
Gelson's Westlake Market Plaza	3,157	11,153	372	3,157	11,525	14,682	4,506	10,176	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Glen Gate	13,241	11,968	2,717	13,241	14,685	27,926	71	27,855	—
Glen Oak Plaza	4,103	12,951	327	4,103	13,278	17,381	2,036	15,345	—
Glenwood Village	1,194	5,381	220	1,194	5,601	6,795	3,505	3,290	—
Golden Hills Plaza	12,699	18,482	3,375	12,693	21,863	34,556	4,765	29,791	—
Grand Ridge Plaza	24,208	61,033	2,643	24,843	63,041	87,884	4,525	83,359	11,309
Hancock	8,232	28,260	1,148	8,232	29,408	37,640	13,091	24,549	—
Harpeth Village Fieldstone	2,284	9,443	166	2,284	9,609	11,893	4,129	7,764	—
Harris Crossing	7,199	3,677	8	7,162	3,722	10,884	1,454	9,430	—
Heritage Land	12,390	—	(453)	11,937	—	11,937	—	11,937	—
Heritage Plaza	—	26,097	13,366	278	39,185	39,463	13,048	26,415	—
Hershey	7	808	6	7	815	822	293	529	—
Hibernia Pavilion	4,929	5,065	(1)	4,929	5,064	9,993	1,800	8,193	—
Hibernia Plaza	267	230	(8)	267	222	489	51	438	—
Hickory Creek Plaza	5,629	4,564	275	5,629	4,839	10,468	2,552	7,916	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	795	2,765	—
Hilltop Village	2,995	4,581	907	3,089	5,394	8,483	619	7,864	7,500
Hinsdale	5,734	16,709	1,812	5,734	18,521	24,255	8,198	16,057	—
Holly Park	8,975	23,799	(181)	8,828	23,765	32,593	962	31,631	—
Howell Mill Village	5,157	14,279	1,983	5,157	16,261	21,418	3,358	18,060	—
Hyde Park	9,809	39,905	2,032	9,809	41,937	51,746	19,836	31,910	—
Indian Springs	24,974	25,903	—	24,958	25,919	50,877	81	50,796	—
Indio Towne Center	17,946	31,985	28	17,317	32,642	49,959	9,611	40,348	—
Inglewood Plaza	1,300	2,159	226	1,300	2,385	3,685	1,029	2,656	—
Jefferson Square	5,167	6,445	(7,340)	1,775	2,497	4,272	254	4,018	—
Juanita Tate Marketplace	3,886	11,315	3,263	4,563	13,903	18,466	425	18,041	—
Keller Town Center	2,294	12,841	298	2,404	13,030	15,434	5,255	10,179	—
Kent Place	4,855	3,544	793	5,228	3,964	9,192	299	8,893	8,250
Kirkwood Commons	6,772	16,224	478	6,802	16,672	23,474	2,211	21,263	11,038
Kroger New Albany Center	3,844	6,599	593	3,844	7,192	11,036	4,530	6,506	—
Kulpsville	5,518	3,756	152	5,600	3,826	9,426	1,246	8,180	—
Lake Pine Plaza	2,008	7,632	448	2,029	8,058	10,087	3,431	6,656	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Lebanon/Legacy Center	3,913	7,874	90	3,913	7,964	11,877	4,597	7,280	—
Littleton Square	2,030	8,859	(4,950)	1,949	3,990	5,939	1,299	4,640	—
Lloyd King	1,779	10,060	1,070	1,779	11,130	12,909	4,747	8,162	—
Loehmanns Plaza California	5,420	9,450	696	5,420	10,146	15,566	4,462	11,104	—
Lower Nazareth Commons	15,992	12,964	3,248	16,343	15,861	32,204	5,257	26,947	—
Market at Colonnade Center	6,455	9,839	(18)	6,160	10,115	16,275	1,812	14,463	—
Market at Preston Forest	4,400	11,445	995	4,400	12,440	16,840	5,241	11,599	—
Market at Round Rock	2,000	9,676	5,699	2,000	15,375	17,375	6,172	11,203	—
Marketplace Shopping Center	1,287	5,509	5,036	1,330	10,502	11,832	4,362	7,470	—
Marketplace at Briargate	1,706	4,885	48	1,727	4,912	6,639	1,884	4,755	—
Millhopper Shopping Center	1,073	5,358	4,890	1,796	9,524	11,320	5,742	5,578	—
Mockingbird Commons	3,000	10,728	665	3,000	11,393	14,393	5,043	9,350	10,300
Monument Jackson Creek	2,999	6,765	660	2,999	7,425	10,424	4,634	5,790	—
Morningside Plaza	4,300	13,951	547	4,300	14,498	18,798	6,251	12,547	—
Murryhill Marketplace	2,670	18,401	1,729	2,670	20,130	22,800	8,360	14,440	—
Naples Walk	18,173	13,554	387	18,173	13,941	32,114	3,914	28,200	15,022
Newberry Square	2,412	10,150	238	2,412	10,388	12,800	6,942	5,858	—
Newland Center	12,500	10,697	684	12,500	11,381	23,881	5,387	18,494	—
Nocatee Town Center	10,124	8,691	(1,505)	8,386	8,924	17,310	2,256	15,054	—
North Hills	4,900	19,774	1,056	4,900	20,830	25,730	8,765	16,965	—
Northgate Marketplace	5,668	13,727	1,104	6,232	14,267	20,499	1,861	18,638	—
Northgate Plaza (Maxtown Road)	1,769	6,652	196	1,769	6,849	8,618	3,218	5,400	—
Northgate Square	5,011	8,692	389	5,011	9,081	14,092	2,538	11,554	—
Northlake Village	2,662	11,284	1,202	2,686	12,462	15,148	4,932	10,216	—
Oak Shade Town Center	6,591	28,966	391	6,591	29,357	35,948	3,573	32,375	9,692
Oakbrook Plaza	4,000	6,668	306	4,000	6,974	10,974	3,023	7,951	—
Oakleaf Commons	3,503	11,671	288	3,510	11,952	15,462	3,804	11,658	—
Ocala Corners	1,816	10,515	206	1,816	10,721	12,537	1,679	10,858	5,025
Old St Augustine Plaza	2,368	11,405	201	2,368	11,606	13,974	5,649	8,325	—
Paces Ferry Plaza	2,812	12,639	334	2,812	12,974	15,786	7,562	8,224	—
Panther Creek	14,414	14,748	2,872	15,212	16,822	32,034	9,370	22,664	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Peartree Village	5,197	19,746	796	5,197	20,542	25,739	9,761	15,978	7,465
Pike Creek	5,153	20,652	1,583	5,251	22,137	27,388	9,772	17,616	—
Pima Crossing	5,800	28,143	1,197	5,800	29,340	35,140	12,957	22,183	—
Pine Lake Village	6,300	10,991	717	6,300	11,708	18,008	5,058	12,950	—
Pine Tree Plaza	668	6,220	364	668	6,584	7,252	2,849	4,403	—
Plaza Hermosa	4,200	10,109	2,434	4,202	12,541	16,743	4,331	12,412	13,800
Powell Street Plaza	8,248	30,716	1,821	8,248	32,537	40,785	11,408	29,377	—
Powers Ferry Square	3,687	17,965	6,118	5,289	22,481	27,770	11,597	16,173	—
Powers Ferry Village	1,191	4,672	438	1,191	5,110	6,301	2,971	3,330	—
Prairie City Crossing	4,164	13,032	393	4,164	13,425	17,589	4,782	12,807	—
Prestonbrook	7,069	8,622	232	7,069	8,854	15,923	5,712	10,211	6,800
Preston Oaks	763	30,438	129	763	30,567	31,330	1,504	29,826	—
Red Bank	10,336	9,505	(115)	10,110	9,616	19,726	1,635	18,091	—
Regency Commons	3,917	3,616	210	3,917	3,826	7,743	1,790	5,953	—
Regency Solar (Saugus)	—	—	758	6	752	758	59	699	—
Regency Square	4,770	25,191	4,391	5,060	29,292	34,352	19,735	14,617	—
Rona Plaza	1,500	4,917	217	1,500	5,134	6,634	2,476	4,158	—
Russell Ridge	2,234	6,903	920	2,234	7,823	10,057	3,912	6,145	—
Sammamish-Highlands	9,300	8,075	7,777	9,592	15,560	25,152	4,412	20,740	—
San Leandro Plaza	1,300	8,226	472	1,300	8,698	9,998	3,519	6,479	—
Sandy Springs	6,889	28,056	1,195	6,889	29,251	36,140	2,176	33,964	16,079
Saugus	19,201	17,984	(1,120)	18,805	17,260	36,065	5,552	30,513	—
Seminole Shoppes	8,593	7,523	94	8,629	7,581	16,210	1,561	14,649	9,958
Sequoia Station	9,100	18,356	1,394	9,100	19,750	28,850	7,949	20,901	21,100
Sherwood II	2,731	6,360	492	2,731	6,852	9,583	2,183	7,400	—
Shoppes @ 104	11,193	—	574	6,652	5,115	11,767	1,256	10,511	—
Shoppes at Fairhope Village	6,920	11,198	276	6,920	11,473	18,393	3,019	15,374	—
Shoppes of Grande Oak	5,091	5,985	218	5,091	6,203	11,294	3,944	7,350	—
Shops at Arizona	3,063	3,243	153	3,063	3,396	6,459	1,794	4,665	—
Shops at County Center	9,957	11,269	740	10,209	11,757	21,966	5,455	16,511	—
Shops at Erwin Mill	236	131	15,087	9,171	6,283	15,454	378	15,076	10,000

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Shops at Johns Creek	1,863	2,014	(349)	1,501	2,028	3,529	938	2,591	—
Shops at Mira Vista	11,691	9,026	6	11,691	9,032	20,723	345	20,378	257
Shops at Quail Creek	1,487	7,717	438	1,499	8,143	9,642	2,061	7,581	—
Shops on Main	15,211	23,030	1,203	15,211	25,589	40,800	1,548	39,252	—
Signature Plaza	2,396	3,898	(13)	2,396	3,885	6,281	2,025	4,256	—
South Bay Village	11,714	15,580	1,385	11,776	16,903	28,679	1,567	27,112	—
South Lowry Square	3,434	10,445	789	3,434	11,234	14,668	4,781	9,887	—
Southcenter	1,300	12,750	848	1,300	13,598	14,898	5,559	9,339	—
Southpark at Cinco Ranch	18,395	11,306	702	18,685	11,718	30,403	1,325	29,078	—
SouthPoint Crossing	4,412	12,235	657	4,412	12,892	17,304	5,034	12,270	—
Starke	71	1,683	4	71	1,686	1,757	599	1,158	—
State Street Crossing	1,283	1,970	107	1,283	2,077	3,360	473	2,887	—
Sterling Ridge	12,846	12,162	490	12,846	12,652	25,498	7,431	18,067	13,900
Stonewall	27,511	22,123	6,886	28,429	28,091	56,520	10,146	46,374	—
Strawflower Village	4,060	8,084	394	4,060	8,478	12,538	3,767	8,771	—
Stroh Ranch	4,280	8,189	503	4,280	8,692	12,972	5,246	7,726	—
Suncoast Crossing	4,057	5,545	10,253	9,030	10,825	19,855	3,575	16,280	—
Tanasbourne Market	3,269	10,861	(296)	3,269	10,565	13,834	3,142	10,692	—
Tassajara Crossing	8,560	15,464	781	8,560	16,245	24,805	6,747	18,058	19,800
Tech Ridge Center	12,945	37,169	375	12,945	37,544	50,489	5,244	45,245	9,644
The Hub Hillcrest Market	18,773	61,906	2,789	19,355	64,114	83,469	3,744	79,725	—
Town Square	883	8,132	356	883	8,488	9,371	4,050	5,321	—
Twin City Plaza	17,245	44,225	1,379	17,263	45,586	62,849	11,606	51,243	39,745
Twin Peaks	5,200	25,827	695	5,200	26,522	31,722	10,823	20,899	—
Valencia Crossroads	17,921	17,659	559	17,921	18,219	36,140	12,972	23,168	—
Village at Lee Airpark	11,099	12,955	2,292	11,352	15,320	26,672	4,126	22,546	—
Village Center	3,885	14,131	6,847	4,829	20,159	24,988	6,463	18,525	—
Walker Center	3,840	7,232	3,170	3,878	10,364	14,242	4,081	10,161	—
Welleby Plaza	1,496	7,787	806	1,496	8,593	10,089	5,802	4,287	—
Wellington Town Square	2,041	12,131	307	2,041	12,438	14,479	5,627	8,852	12,800
West Park Plaza	5,840	5,759	1,170	5,840	6,929	12,769	2,969	9,800	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Westchase	5,302	8,273	244	5,302	8,517	13,819	2,294	11,525	7,242
Westchester Commons	3,366	11,751	9,452	4,655	20,815	25,470	3,911	21,559	—
Westchester Plaza	1,857	7,572	269	1,857	7,841	9,698	4,421	5,277	—
Westlake Plaza and Center	7,043	27,195	1,491	7,043	28,687	35,730	12,432	23,298	—
Westwood Village	19,933	25,301	(1,196)	19,553	24,485	44,038	8,586	35,452	—
Willow Festival	1,954	56,501	436	1,954	56,937	58,891	7,373	51,518	39,505
Windmiller Plaza Phase I	2,638	13,241	158	2,638	13,399	16,037	6,161	9,876	—
Woodcroft Shopping Center	1,419	6,284	523	1,421	6,805	8,226	3,463	4,763	—
Woodman Van Nuy	5,500	7,195	197	5,500	7,392	12,892	3,127	9,765	—
Woodmen and Rangewood	7,621	11,018	477	7,617	11,493	19,110	9,125	9,985	—
Woodside Central	3,500	9,288	548	3,500	9,836	13,336	4,008	9,328	—

Total Corporate Assets	—	—	1,547	—	1,547	1,547	1,085	462	—

Properties in Development	—	—	239,538	24,243	215,295	239,538	472	239,066	—
	$1,370,286	2,572,774	463,537	1,404,454	3,005,432	4,409,886	933,708	3,476,178	541,605
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2014
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $4.6 billion at December 31, 2014.

The changes in total real estate assets for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
Beginning balance	$4,026,531	3,909,912	4,101,912
Acquired properties	274,091	143,992	220,340
Developments and improvements	191,250	180,374	141,807
Sale of properties	(81,811)	(200,393)	(491,438)
Provision for impairment	(175)	(7,354)	(62,709)
Ending balance	$4,409,886	4,026,531	3,909,912

The changes in accumulated depreciation for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
Beginning balance	$844,873	782,749	791,619
Depreciation expense	108,692	99,883	104,087
Sale of properties	(19,857)	(36,405)	(104,748)
Provision for impairment	—	(1,354)	(8,209)
Ending balance	$933,708	844,873	782,749

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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2014 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10‑K with respect to the 2015 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act.   Information concerning filings under Section 16(a) of the Exchange Act by our directors or executive officers is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	8,740	$88.45	2,114,499
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,740	$88.45	2,114,499
(1) This column does not include 676,366 shares that may be issued pursuant to unvested restricted stock and performance share awards.

(2) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(3) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2014 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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

(ii)
Amendment No. 2 to Equity Distribution Agreement (the "Wells Amendment") among the Company, Regency Centers, L.P. and Wells Fargo Securities, LLC dated March 4, 2014 (incorporated by reference to Exhibit 1.1 to the Company's report on Form 8-K filed on March 4, 2014).

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

(c)
Underwriting Agreement dated as of January 14, 2015 among Regency Centers Corporation, the Forward Counterparty named therein, the Forward Seller named therein and Wells Fargo Securities, LLC, as Underwriter and as representatives of other underwriters listed therein (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K filed January 16, 2015).

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 5, 2013).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.2(b) to the Company's Form 8-K filed on November 7, 2008).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed on March 17, 2009).

(d)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).
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

(i)	First Amendment to Third Amended and Restated Credit Agreement dated September 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2012).

(ii)	Second Amendment to Third Amended and Restated Credit Agreement dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 8, 2014).

(k)
Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 29, 2012).

(i)	First Amendment to Term Loan Agreement dated as of June 19, 2012 (incorporated by reference to Exhibit 10(h)(i) to the Company's Form 10-K filed on March 1, 2013).

(ii)	Second Amendment to Term Loan Agreement dated as of December 19, 2012 (incorporated by reference to Exhibit 10(h)(ii) to the Company's Form 10-K filed on March 1, 2013).

(iii)	Third Amendment to Term Loan Agreement dated as of June 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 8, 2014).

(l)
Second Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of July 31, 2009 by and among Global Retail Investors, LLC, Regency Centers, L.P. and Macquarie CountryWide (US) No. 2 LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2009).

(i)
Amendment No. 1 to Second Amended and Restate Limited Liability Company Agreement of GRI-Regency, LLC (formerly Macquarie CountryWide-Regency II, LLC) (incorporated by reference to Exhibit 10.(h)(i) to the Company’s Form 10-K filed March 1, 2011).

(m)
Forward Sale Agreement dated as of January 14, 2015 among Regency Centers Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed January 16, 2015).

(n)
Forward Sale Agreement dated as of January 15, 2015 among Regency Centers Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on January 16, 2015).

12.    Computation of ratios
12.1    Computation of Ratio of Earnings to Fixed Charges and Ratio of Combined Fixed Charges and Preference Dividends to Earnings
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

February 20, 2015	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 20, 2015	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2015	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 20, 2015	/s/ Brian M. Smith Brian M. Smith, President, Chief Operating Officer and Director
February 20, 2015	/s/ Lisa Palmer Lisa Palmer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 20, 2015	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 20, 2015	/s/ Raymond L. Bank Raymond L. Bank, Director
February 20, 2015	/s/ Bryce Blair Bryce Blair, Director
February 20, 2015	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 20, 2015	/s/ A.R. Carpenter A.R. Carpenter, Director
February 20, 2015	/s/ J. Dix Druce J. Dix Druce, Director
February 20, 2015	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 20, 2015	/s/ David P. O'Connor David P. O'Connor, Director
February 20, 2015	/s/ Douglas S. Luke Douglas S. Luke, Director
February 20, 2015	/s/ John C. Schweitzer John C. Schweitzer, Director
February 20, 2015	/s/ Thomas G. Wattles Thomas G. Wattles, Director