Form 10-Q
period 2015-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2015-05-07
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 94,324,178 as of May 6, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2015, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 14% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(in thousands, except share data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,386,126	1,380,211
Buildings and improvements	2,793,939	2,790,137
Properties in development	247,503	239,538
	4,427,568	4,409,886
Less: accumulated depreciation	961,830	933,708
	3,465,738	3,476,178
Operating properties held for sale	18,219	—
Investments in real estate partnerships	325,243	333,167
Net real estate investments	3,809,200	3,809,345
Cash and cash equivalents	36,489	113,776
Restricted cash	6,590	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,016 and $4,523 at March 31, 2015 and December 31, 2014, respectively	27,293	30,999
Straight-line rent receivable, net of reserve of $685 and $652 at March 31, 2015 and December 31, 2014, respectively	57,554	55,768
Notes receivable	12,169	12,132
Deferred costs, less accumulated amortization of $84,728 and $81,822 at March 31, 2015 and December 31, 2014, respectively	70,018	71,502
Acquired lease intangible assets, less accumulated amortization of $38,670 and $36,112 at March 31, 2015 and December 31, 2014, respectively	49,363	52,365
Trading securities held in trust, at fair value	29,595	28,134
Other assets	20,126	15,136
Total assets	$4,118,397	4,197,170
Liabilities and Equity
Liabilities:
Notes payable	$1,889,727	1,946,357
Unsecured credit facilities	105,000	75,000
Accounts payable and other liabilities	166,659	181,197
Acquired lease intangible liabilities, less accumulated accretion of $14,930 and $13,993 at March 31, 2015 and December 31, 2014, respectively	31,087	32,143
Tenants’ security and escrow deposits and prepaid rent	27,045	25,991
Total liabilities	2,219,518	2,260,688
Commitments and contingencies (note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at March 31, 2015 and December 31, 2014, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 94,323,823 and 94,108,061 shares issued at March 31, 2015 and December 31, 2014, respectively	943	941
Treasury stock at cost, 443,514 and 425,246 shares held at March 31, 2015 and December 31, 2014, respectively	(20,638)	(19,382)
Additional paid in capital	2,536,471	2,540,153
Accumulated other comprehensive loss	(69,277)	(57,748)
Distributions in excess of net income	(902,845)	(882,372)
Total stockholders’ equity	1,869,654	1,906,592
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $10,490 and $9,833 at March 31, 2015 and December 31, 2014, respectively	(1,959)	(1,914)
Limited partners’ interests in consolidated partnerships	31,184	31,804
Total noncontrolling interests	29,225	29,890
Total equity	1,898,879	1,936,482
Total liabilities and equity	$4,118,397	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Minimum rent	$101,305	94,536
Percentage rent	1,808	1,384
Recoveries from tenants and other income	31,048	31,041
Management, transaction, and other fees	6,238	6,319
Total revenues	140,399	133,280
Operating expenses:
Depreciation and amortization	35,992	37,905
Operating and maintenance	21,172	20,505
General and administrative	16,378	14,198
Real estate taxes	15,131	14,799
Other operating expenses	1,166	2,173
Total operating expenses	89,839	89,580
Other expense (income):
Interest expense, net of interest income of $266 and $216 for the three months ended March 31, 2015 and 2014, respectively	26,633	27,134
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Net investment income, including unrealized (gains) losses of ($417) and $107 for the three months ended March 31, 2015 and 2014, respectively	(634)	(192)
Total other expense	25,938	27,167
Income from operations before equity in income of investments in real estate partnerships	24,622	16,533
Equity in income of investments in real estate partnerships	5,567	7,808
Income from operations	30,189	24,341
Gain on sale of real estate	803	715
Net income	30,992	25,056
Noncontrolling interests:
Exchangeable operating partnership units	(49)	(42)
Limited partners’ interests in consolidated partnerships	(503)	(359)
Income attributable to noncontrolling interests	(552)	(401)
Net income attributable to the Company	30,440	24,655
Preferred stock dividends	(5,266)	(5,266)
Net income attributable to common stockholders	$25,174	19,389

Income per common share - basic	$0.27	0.21
Income per common share - diluted	$0.27	0.21
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$30,992	25,056
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,107	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(13,882)	(13,800)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	142	152
Other comprehensive loss	(11,633)	(11,281)
Comprehensive income	19,359	13,775
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	552	401
Other comprehensive loss attributable to noncontrolling interests	(104)	(86)
Comprehensive income attributable to noncontrolling interests	448	315
Comprehensive income attributable to the Company	$18,911	13,460
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	24,655	24,655	42	359	401	25,056
Other comprehensive income	—	—	—	—	(11,195)	—	(11,195)	(20)	(66)	(86)	(11,281)
Deferred compensation plan, net	—	—	(1,625)	1,625	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	2,915	—	—	2,915	—	—	—	2,915
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,164)	—	—	(3,164)	—	—	—	(3,164)
Common stock issued for dividend reinvestment plan	—	—	—	313	—	—	313	—	—	—	313
Redemption of partnership units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,443	15,443	15,443
Distributions to partners	—	—	—	—	—	—	—	—	(426)	(426)	(426)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.47 per share)	—	—	—	—	—	(43,260)	(43,260)	(78)	—	(78)	(43,338)
Balance at March 31, 2014	$325,000	923	(18,351)	2,428,166	(28,599)	(898,787)	1,808,352	(1,782)	34,516	32,734	1,841,086

Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	30,440	30,440	49	503	552	30,992
Other comprehensive loss	—	—	—	—	(11,529)	—	(11,529)	(18)	(86)	(104)	(11,633)
Deferred compensation plan, net	—	—	(1,256)	1,256	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	3,546	—	—	3,548	—	—	—	3,548
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,850)	—	—	(9,850)	—	—	—	(9,850)
Common stock issued for dividend reinvestment plan	—	—	—	374	—	—	374	—	—	—	374
Common stock issued for stock offerings, net of issuance costs	—	—	—	992	—	—	992	—	—	—	992
Contributions from partners	—	—	—	—	—	—	—	—	13	13	13
Distributions to partners	—	—	—	—	—	—	—	—	(1,050)	(1,050)	(1,050)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.485 per share)	—	—	—	—	—	(45,647)	(45,647)	(76)	—	(76)	(45,723)
Balance at March 31, 2015	$325,000	943	(20,638)	2,536,471	(69,277)	(902,845)	1,869,654	(1,959)	31,184	29,225	1,898,879
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$30,992	25,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,992	37,905
Amortization of deferred loan cost and debt premium	2,447	2,889
Amortization and (accretion) of above and below market lease intangibles, net	(521)	(861)
Stock-based compensation, net of capitalization	2,900	2,272
Equity in income of investments in real estate partnerships	(5,567)	(7,808)
Gain on sale of real estate	(803)	(715)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	12,301	8,681
Gain on derivative instruments	—	(5)
Deferred compensation expense	631	200
Realized and unrealized gain on investments	(634)	(201)
Changes in assets and liabilities:
Restricted cash	1,415	328
Accounts receivable	(7,827)	(6,740)
Straight-line rent receivables, net	(1,877)	(1,594)
Deferred leasing costs	(1,816)	(1,961)
Other assets	(1,137)	(1,952)
Accounts payable and other liabilities	(13,101)	(4,858)
Tenants’ security and escrow deposits and prepaid rent	1,124	1,403
Net cash provided by operating activities	54,458	52,264
Cash flows from investing activities:
Acquisition of operating real estate	—	(78,943)
Advance deposits on acquisition of operating real estate	(4,000)	—
Real estate development and capital improvements	(55,047)	(46,648)
Proceeds from sale of real estate investments	3,414	4,472
Investments in real estate partnerships	(1,344)	(1,771)
Distributions received from investments in real estate partnerships	2,717	5,931
Dividends on investments	31	27
Acquisition of securities	(3,726)	(1,797)
Proceeds from sale of securities	2,868	1,676
Net cash used in investing activities	(55,087)	(117,053)
Cash flows from financing activities:
Net proceeds from common stock issuance	992	—
Redemption of preferred stock and partnership units	—	(300)
Distributions to limited partners in consolidated partnerships, net	(1,050)	(426)
Distributions to exchangeable operating partnership unit holders	(76)	(78)
Dividends paid to common stockholders	(45,273)	(42,947)
Dividends paid to preferred stockholders	(5,266)	(5,266)
Proceeds from unsecured credit facilities	40,000	70,000
Repayment of unsecured credit facilities	(10,000)	—
Proceeds from notes payable	1,351	—
Repayment of notes payable	(55,777)	—
Scheduled principal payments	(1,481)	(1,719)
Payment of loan costs	(78)	—
Net cash (used in) provided by financing activities	(76,658)	19,264
Net decrease in cash and cash equivalents	(77,287)	(45,525)
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$36,489	35,159

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,059 and $1,641 in 2015 and 2014, respectively)	$17,964	18,338
Cash paid for income taxes	$697	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$(13,882)	(13,800)
Common stock issued for dividend reinvestment plan	$374	313
Stock-based compensation capitalized	$701	696
Contributions from limited partners in consolidated partnerships, net	$13	58
Common stock issued for dividend reinvestment in trust	$214	189
Contribution of stock awards into trust	$1,042	1,440
Distribution of stock held in trust	$—	4
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(in thousands, except unit data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,386,126	1,380,211
Buildings and improvements	2,793,939	2,790,137
Properties in development	247,503	239,538
	4,427,568	4,409,886
Less: accumulated depreciation	961,830	933,708
	3,465,738	3,476,178
Operating properties held for sale	18,219	—
Investments in real estate partnerships	325,243	333,167
Net real estate investments	3,809,200	3,809,345
Cash and cash equivalents	36,489	113,776
Restricted cash	6,590	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,016 and $4,523 at March 31, 2015 and December 31, 2014, respectively	27,293	30,999
Straight-line rent receivable, net of reserve of $685 and $652 at March 31, 2015 and December 31, 2014, respectively	57,554	55,768
Notes receivable	12,169	12,132
Deferred costs, less accumulated amortization of $84,728 and $81,822 at March 31, 2015 and December 31, 2014, respectively	70,018	71,502
Acquired lease intangible assets, less accumulated amortization of $38,670 and $36,112 at March 31, 2015 and December 31, 2014, respectively	49,363	52,365
Trading securities held in trust, at fair value	29,595	28,134
Other assets	20,126	15,136
Total assets	$4,118,397	4,197,170
Liabilities and Capital
Liabilities:
Notes payable	$1,889,727	1,946,357
Unsecured credit facilities	105,000	75,000
Accounts payable and other liabilities	166,659	181,197
Acquired lease intangible liabilities, less accumulated accretion of $14,930 and $13,993 at March 31, 2015 and December 31, 2014, respectively	31,087	32,143
Tenants’ security and escrow deposits and prepaid rent	27,045	25,991
Total liabilities	2,219,518	2,260,688
Commitments and contingencies (note 11)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at March 31, 2015 and December 31, 2014, liquidation preference of $25 per unit	325,000	325,000
General partner; 94,323,823 and 94,108,061 units outstanding at March 31, 2015 and December 31, 2014, respectively	1,613,931	1,639,340
Limited partners; 154,170 units outstanding at March 31, 2015 and December 31, 2014	(1,959)	(1,914)
Accumulated other comprehensive loss	(69,277)	(57,748)
Total partners’ capital	1,867,695	1,904,678
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	31,184	31,804
Total noncontrolling interests	31,184	31,804
Total capital	1,898,879	1,936,482
Total liabilities and capital	$4,118,397	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Minimum rent	$101,305	94,536
Percentage rent	1,808	1,384
Recoveries from tenants and other income	31,048	31,041
Management, transaction, and other fees	6,238	6,319
Total revenues	140,399	133,280
Operating expenses:
Depreciation and amortization	35,992	37,905
Operating and maintenance	21,172	20,505
General and administrative	16,378	14,198
Real estate taxes	15,131	14,799
Other operating expenses	1,166	2,173
Total operating expenses	89,839	89,580
Other expense (income):
Interest expense, net of interest income of $266 and $216 for the three months ended March 31, 2015 and 2014, respectively	26,633	27,134
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Net investment income, including unrealized (gains) losses of ($417) and $107 for the three months ended March 31, 2015 and 2014, respectively	(634)	(192)
Total other expense	25,938	27,167
Income from operations before equity in income of investments in real estate partnerships	24,622	16,533
Equity in income of investments in real estate partnerships	5,567	7,808
Income from operations	30,189	24,341
Gain on sale of real estate	803	715
Net income	30,992	25,056
Limited partners’ interests in consolidated partnerships	(503)	(359)
Net income attributable to the Partnership	30,489	24,697
Preferred unit distributions	(5,266)	(5,266)
Net income attributable to common unit holders	$25,223	19,431

Income per common unit - basic	$0.27	0.21
Income per common unit - diluted	$0.27	0.21
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$30,992	25,056
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,107	2,367
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(13,882)	(13,800)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	142	152
Other comprehensive loss	(11,633)	(11,281)
Comprehensive income	19,359	13,775
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	503	359
Other comprehensive loss attributable to noncontrolling interests	(86)	(66)
Comprehensive income attributable to noncontrolling interests	417	293
Comprehensive income attributable to the Partnership	$18,942	13,482
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2015 and 2014 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2013	$1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	24,655	42	—	24,697	359	25,056
Other comprehensive income	—	(20)	(11,195)	(11,215)	(66)	(11,281)
Contributions from partners	—	—	—	—	15,443	15,443
Distributions to partners	(43,260)	(78)	—	(43,338)	(426)	(43,764)
Redemption of partnership units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	2,915	—	—	2,915	—	2,915
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(2,851)	—	—	(2,851)	—	(2,851)
Balance at March 31, 2014	1,836,951	(1,782)	(28,599)	1,806,570	34,516	1,841,086

Balance at December 31, 2014	1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	30,440	49	—	30,489	503	30,992
Other comprehensive loss	—	(18)	(11,529)	(11,547)	(86)	(11,633)
Contributions from partners	—	—	—	—	13	13
Distributions to partners	(45,647)	(76)	—	(45,723)	(1,050)	(46,773)
Preferred unit distributions	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,548	—	—	3,548	—	3,548
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(8,484)	—	—	(8,484)	—	(8,484)
Balance at March 31, 2015	$1,938,931	(1,959)	(69,277)	1,867,695	31,184	1,898,879
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$30,992	25,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,992	37,905
Amortization of deferred loan cost and debt premium	2,447	2,889
Amortization and (accretion) of above and below market lease intangibles, net	(521)	(861)
Stock-based compensation, net of capitalization	2,900	2,272
Equity in income of investments in real estate partnerships	(5,567)	(7,808)
Gain on sale of real estate	(803)	(715)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	12,301	8,681
Gain on derivative instruments	—	(5)
Deferred compensation expense	631	200
Realized and unrealized gain on investments	(634)	(201)
Changes in assets and liabilities:
Restricted cash	1,415	328
Accounts receivable	(7,827)	(6,740)
Straight-line rent receivables, net	(1,877)	(1,594)
Deferred leasing costs	(1,816)	(1,961)
Other assets	(1,137)	(1,952)
Accounts payable and other liabilities	(13,101)	(4,858)
Tenants’ security and escrow deposits and prepaid rent	1,124	1,403
Net cash provided by operating activities	54,458	52,264
Cash flows from investing activities:
Acquisition of operating real estate	—	(78,943)
Advance deposits on acquisition of operating real estate	(4,000)	—
Real estate development and capital improvements	(55,047)	(46,648)
Proceeds from sale of real estate investments	3,414	4,472
Investments in real estate partnerships	(1,344)	(1,771)
Distributions received from investments in real estate partnerships	2,717	5,931
Dividends on investments	31	27
Acquisition of securities	(3,726)	(1,797)
Proceeds from sale of securities	2,868	1,676
Net cash used in investing activities	(55,087)	(117,053)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	992	—
Redemption of preferred partnership units	—	(300)
Distributions (to) from limited partners in consolidated partnerships, net	(1,050)	(426)
Distributions to partners	(45,349)	(43,025)
Distributions to preferred unit holders	(5,266)	(5,266)
Proceeds from unsecured credit facilities	40,000	70,000
Repayment of unsecured credit facilities	(10,000)	—
Proceeds from notes payable	1,351	—
Repayment of notes payable	(55,777)	—
Scheduled principal payments	(1,481)	(1,719)
Payment of loan costs	(78)	—
Net cash (used in) provided by financing activities	(76,658)	19,264
Net decrease in cash and cash equivalents	(77,287)	(45,525)
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$36,489	35,159

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,059 and $1,641 in 2015 and 2014, respectively)	$17,964	18,338
Cash paid for income taxes	$697	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$(13,882)	(13,800)
Common stock issued by Parent Company for dividend reinvestment plan	$374	313
Stock-based compensation capitalized	$701	696
Contributions from limited partners in consolidated partnerships, net	$13	58
Common stock issued for dividend reinvestment in trust	$214	189
Contribution of stock awards into trust	$1,042	1,440
Distribution of stock held in trust	$—	4
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of March 31, 2015, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 201 retail shopping centers and held partial interests in an additional 120 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, with a potential one year deferral to be decided at the conclusion of a comment period. Early adoption is currently not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company will adopt this ASU in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which are $9.7 million at March 31, 2015.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development (in thousands). There were no shopping centers acquired during the three months ended March 31, 2015, however the Company did make a deposit to acquire an operating property.

Three months ended March 31, 2014
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	149,344	77,730	12,650	5,601
Total property acquisitions					$186,044	$78,049	$14,979	$5,892

(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio. As a result of consolidation, the Company recorded the non-controlling interest of approximately $15.4 million at fair value. The portfolio consists of three operating properties located in Fairfield, CT.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, therefore pro-forma financial information is not necessary.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net proceeds from sale of real estate investments	$3,414	$4,472
Gain on sale of real estate	$803	$715
Number of operating properties sold	1	1
Number of land out-parcels sold	—	2
Percent interest sold	100%	100%

At March 31, 2015, the Company was under contract to sell an operating property, which was sold in April of 2015. The assets of this property have been classified as Operating properties held for sale in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

4.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	2015	2014
Notes payable:
Fixed rate mortgage loans	$460,885	518,993
Variable rate mortgage loans (1)	31,190	29,839
Fixed rate unsecured loans	1,397,652	1,397,525
Total notes payable	1,889,727	1,946,357
Unsecured credit facilities:
Line of Credit	30,000	—
Term Loan	75,000	75,000
Total unsecured credit facilities	105,000	75,000
Total debt outstanding	$1,994,727	2,021,357

(1) An interest rate swap is in place to fix the interest rate on this variable rate mortgage loan. See note 5.
The weighted average contractual interest rates were 5.2% and 1.3% on the fixed rate and variable rate debt, respectively, at March 31, 2015. Significant financing activity since December 31, 2014, excluding scheduled principal payments, includes:

•	The Company repaid two mortgages totaling $55.8 million that were scheduled to mature during 2015;

•	The Company drew $1.4 million on a construction loan for the ongoing redevelopment of a shopping center; and

•	The Company borrowed $30.0 million, net of repayments, on its $800.0 million Line of Credit (the "Line").

As of March 31, 2015, scheduled principal payments and maturities on notes payable were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2015	$4,724	20,391	350,000	375,115
2016	6,135	41,442	30,000	77,577
2017	5,399	116,316	400,000	521,715
2018	4,452	57,358	—	61,810
2019	3,443	106,000	75,000	184,443
Beyond 5 Years	22,648	97,390	650,000	770,038
Unamortized debt premiums (discounts), net	—	6,377	(2,348)	4,029
Total	$46,801	445,274	1,502,652	1,994,727
(1) Includes unsecured public debt and unsecured credit facilities.

The Company was in compliance as of March 31, 2015 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

5.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets, as of March 31, 2015 and December 31, 2014 (in thousands):

						Fair Value
						Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2015	2014
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%	$(1,109)	(764)
8/1/15	8/1/25	2/1/16	75,000	3 Month LIBOR	2.479%	(2,543)	(289)
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	(1,696)	(193)
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	(1,696)	(193)
8/1/15	8/1/25	2/1/16	45,000	3 Month LIBOR	3.412%	(5,387)	(3,964)
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	(1,840)	(1,227)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(9,132)	(6,080)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(9,132)	(6,084)
Total derivative financial instruments						$(32,535)	(18,794)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) Derivatives in a liability position are included within Accounts Payable and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
The Company expects to issue new debt in 2015 and 2017. In order to mitigate the risk of interest rate volatility, the Company previously entered into $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2015 and another $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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
March 31, 2015

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(13,882)	(13,800)	Interest expense	$(2,249)	(2,519)	Other expenses	$—	—

As of March 31, 2015, the Company expects $9.1 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $7.8 million is related to previously settled swaps.

6.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following as of March 31, 2015 and December 31, 2014 (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$12,169	12,049	$12,132	11,980
Financial liabilities:
Notes payable	$1,889,727	2,041,000	$1,946,357	2,116,000
Unsecured credit facilities	$105,000	105,000	$75,000	75,000

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2015 and December 31, 2014. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
March 31, 2015

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

As of March 31, 2015 and December 31, 2014, the following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	2015		2014
	Low	High	Low	High
Notes receivable	7.3%	7.3%	7.4%	7.4%
Notes payable	1.5%	3.8%	0.9%	3.4%
Unsecured credit facilities	1.3%	1.5%	1.3%	1.3%

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
March 31, 2015

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,595	29,595	—	—
Liabilities
Interest rate derivatives	$(32,535)	—	(32,535)	—

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,134	28,134	—	—
Liabilities
Interest rate derivatives	$(18,794)	—	(18,794)	—

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2015.

7.    Equity and Capital

Common Stock of the Parent Company

Issuances:

The current ATM equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of March 31, 2015, $95.0 million of common stock remained available for issuance under this ATM equity program.

There were no shares issued under the ATM equity programs for the three months ended March 31, 2014. The following shares were issued under the ATM equity programs during the three months ended March 31, 2015 (dollar amounts are in thousands, except price per share data):

Three months ended March 31,
2015
Shares issued	18,125
Weighted average price per share	$64.72
Total proceeds	$1,173
Commissions	$15
Issuance costs	$—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

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

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI (in thousands):

	Controlling Interest	Noncontrolling Interest	Total
	Cash Flow Hedges	Cash Flow Hedges	AOCI
Balance as of December 31, 2013	$(17,404)	(479)	(17,883)
Other comprehensive income before reclassifications	(13,670)	(130)	(13,800)
Amounts reclassified from accumulated other comprehensive income	2,475	44	2,519
Current period other comprehensive income, net	(11,195)	(86)	(11,281)
Balance as of March 31, 2014	$(28,599)	(565)	(29,164)

Balance as of December 31, 2014	$(57,748)	(750)	(58,498)
Other comprehensive income before reclassifications	(13,739)	(143)	(13,882)
Amounts reclassified from accumulated other comprehensive income	2,210	39	2,249
Current period other comprehensive income, net	(11,529)	(104)	(11,633)
Balance as of March 31, 2015	$(69,277)	(854)	(70,131)

The following represents amounts reclassified out of AOCI into income (in thousands):

AOCI Component	Amount Reclassified from AOCI into income		Affected Line Item Where Net Income is Presented
	Three months ended March 31,
	2015	2014
Interest rate swaps	$2,249	2,519	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

8.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below (in thousands):

	Three months ended March 31,
	2015	2014
Restricted stock (1)	$3,549	2,916
Directors' fees paid in common stock (1)	52	52
Capitalized stock-based compensation (2)	(701)	(696)
Stock-based compensation, net of capitalization	$2,900	2,272
(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

During 2015, the Company granted 191,069 shares of restricted stock with a weighted-average grant-date fair value of $70.35 per share.

9.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities in the accompanying Consolidated Balance Sheets, and were $29.6 million and $28.1 million at March 31, 2015 and December 31, 2014, respectively. The participants' deferred compensation liability, also exclusive of the shares of the Company's common stock, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $29.1 million and $27.6 million at March 31, 2015 and December 31, 2014, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Numerator:
Income from operations	$30,189	24,341
Gain on sale of real estate	803	715
Less: income attributable to noncontrolling interests	552	401
Income from operations attributable to the Company	30,440	24,655
Less: preferred stock dividends	5,266	5,266
Less: dividends paid on unvested restricted stock	176	197
Income from operations attributable to common stockholders - basic	$24,998	19,192
Add: dividends paid on Treasury Method restricted stock	28	11
Income from operations attributable to common stockholders - diluted	$25,026	19,203
Denominator:
Weighted average common shares outstanding for basic EPS	93,842	92,167
Incremental shares to be issued under unvested restricted stock	58	24
Incremental shares to be issued under Forward Equity Offering	7	—
Weighted average common shares outstanding for diluted EPS	93,907	92,191

Income per common share – basic	$0.27	0.21
Income per common share – diluted	$0.27	0.21
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2015 and 2014 were 154,170 and 160,281, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit (in thousands except per unit data):

	Three months ended March 31,
	2015	2014
Numerator:
Income from operations	$30,189	24,341
Gain on sale of real estate	803	715
Less: income attributable to noncontrolling interests	503	359
Income from operations attributable to the Partnership	30,489	24,697
Less: preferred unit distributions	5,266	5,266
Less: dividends paid on unvested restricted units	176	197
Income from operations attributable to common unit holders - basic	25,047	19,234
Add: dividends paid on Treasury Method restricted units	28	11
Income from operations attributable to common unit holders - diluted	25,075	19,245
Denominator:
Weighted average common units outstanding for basic EPU	93,996	92,167
Incremental units to be issued under unvested restricted stock	58	24
Incremental shares to be issued under Forward Equity Offering	7	—
Weighted average common units outstanding for diluted EPU	94,061	92,191

Income per common unit – basic	$0.27	0.21
Income per common unit – diluted	$0.27	0.21

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2015

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $80.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2015 and December 31, 2014, the Company had $5.9 million in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"); changes in leasing activity and market rents; timing of development starts; meeting development schedules; natural disasters in geographic areas in which we operate; cost of environmental remediation; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 321 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 27 states and the District of Columbia, and contain 38.2 million square feet of gross leasable area. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business;

•	Creation of superior growth in shareholder value.

Our strategic objectives are to:

•	Sustain average annual 3% same-property net operating income (“NOI”) growth from a high-quality portfolio of community and neighborhood shopping centers;

•	Develop new high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns;

•	Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry and sustainability initiatives.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio (GLA in thousands):

	March 31, 2015	December 31, 2014
Number of Properties	201	202
Properties in Development	7	7
Gross Leasable Area	23,186	23,200
% Leased – Operating and Development	95.4%	95.3%
% Leased – Operating	95.7%	95.9%
Weighted average annual effective rent per square foot ("SF") (1)	$18.50	$18.30
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio (GLA in thousands):

	March 31, 2015	December 31, 2014
Number of Properties	120	120
Gross Leasable Area	15,004	15,000
% Leased – Operating	95.9%	96.0%
Weighted average annual effective rent per SF (1)	$18.32	$17.85
(1) Net of tenant concessions.

The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2015	December 31, 2014
% Leased – Operating	95.8%	95.9%
≥ 10,000 SF	98.8%	98.8%
< 10,000 SF	90.9%	91.2%

We experienced a slight decrease in occupancy in the first quarter of 2015 with occupancy remaining stable in our over 10,000 SF category, but a pro-rata occupancy decrease of 30 basis points in our shop space category (less than 10,000 SF) compared to December 31, 2014. This decrease in the first quarter is consistent with seasonal move-outs, although move-outs were lower than historical averages. We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants. Improvements in the economy, combined with historically low levels of new supply and robust tenant demand, allow us to focus on merchandising of our centers to ensure the right mix of operators and unique retailers, which draws more retail customers to our centers.

The following table summarizes leasing activity for the three months ended March 31, 2015 and 2014, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SF	—	—	$—	$—	$—
< 10,000 SF	97	160	$33.05	$11.37	$14.73
Total New Leases (1)	97	160	$33.05	$11.37	$14.73
Renewals
≥ 10,000 SF	8	245	$7.73	$—	$1.00
< 10,000 SF	206	289	$31.19	$0.68	$3.89
Total Renewal Leases (1)	214	534	$20.43	$0.37	$2.56
Total Leases	311	694	$23.34	$2.90	$5.37

	2014
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
≥ 10,000 SF	9	343	$13.54	$4.08	$3.82
< 10,000 SF	98	163	$27.38	$9.75	$14.10
Total New Leases (1)	107	506	$17.99	$5.90	$7.13
Renewals
≥ 10,000 SF	10	160	$14.61	$0.73	$1.24
< 10,000 SF	149	226	$28.29	$0.60	$3.53
Total Renewal Leases (1)	159	386	$22.61	$0.66	$2.58
Total Leases	266	892	$19.99	$3.63	$5.16
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

There were no new leasing transactions this period in the greater than or equal to 10,000 SF category and occupancy in this category remains stable at 98.8%.  Although the average base rent PSF for renewals in this category are lower than the three months ended March 31, 2014, it still represents a 2.6% increase over prior rents for the 2015 transactions.  These transactions are limited in volume and rates tend to vary based on location.

In the under 10,000 SF category, rates continue to increase while occupancy has decreased slightly to 90.9% due to seasonal move-outs during the first quarter, although move-outs were lower than historical averages.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers at March 31, 2015:

Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.5%	4.5%
Publix	46	6.5%	3.7%
Safeway/Albertsons	50	4.9%	3.1%

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is held by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our at the market ("ATM") equity program and unsecured credit facilities (in thousands):

March 31, 2015
ATM equity program
Total capacity	$200,000
Remaining capacity	$95,000

Term Loan (1)
Total capacity	$165,000
Remaining capacity	$90,000

Line of Credit (the "Line")
Total capacity	$800,000
Remaining capacity (2)	$764,100
Maturity (3)	September 2016

(1) The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.
(2) Net of letters of credit
(3) Subject to a one-year extension at the Company's option.

In January 2015, the Parent Company entered into an underwritten public offering for 2.875 million shares of its common stock at a price of $67.40 per share which will result in gross proceeds of approximately $193.8 million, before any underwriting discount and offering expenses. In connection with this offering, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") with an affiliate of Wells Fargo Securities, LLC for the underwritten shares. The Forward Equity Offering will settle on one or more dates occurring no later than 12 months after the date of the offering.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014	Change
Net cash provided by operating activities	$54,458	52,264	2,194
Net cash used in investing activities	(55,087)	(117,053)	61,966
Net cash (used in) provided by financing activities	(76,658)	19,264	(95,922)
Net decrease in cash and cash equivalents	$(77,287)	(45,525)	(31,762)
Total cash and cash equivalents	$36,489	35,159	1,330

Net cash provided by operating activities:

Net cash provided by operating activities during the three months ended March 31, 2015 was $2.2 million more than the three months ended March 31, 2014 due to:

•	$6.4 million increase in cash from operating income; and,

•	$3.6 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects completed and began generating cash flows; offset by

•	$7.8 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $50.6 million and $48.3 million for the three months ended March 31, 2015 and 2014, respectively. Our dividend distribution policy is set by our Board of Directors who monitors our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.485 per share, payable on June 3, 2015. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities during the three months ended March 31, 2015 decreased by $62.0 million compared to the three months ended March 31, 2014, primarily due to less shopping center acquisitions in 2015 as follows (in thousands):

	2015	2014	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—	(78,943)	78,943
Advance deposits on acquisition of operating real estate	(4,000)	—	(4,000)
Real estate development and capital improvements	(55,047)	(46,648)	(8,399)
Proceeds from sale of real estate investments	3,414	4,472	(1,058)
Investments in real estate partnerships	(1,344)	(1,771)	427
Distributions received from investments in real estate partnerships	2,717	5,931	(3,214)
Dividends on investments	31	27	4
Acquisition of securities	(3,726)	(1,797)	(1,929)
Proceeds from sale of securities	2,868	1,676	1,192
Net cash used in investing activities	$(55,087)	(117,053)	61,966

Significant investing and divesting activities during the three months ended March 31, 2015 and March 31, 2014 include:

•	We paid $4.0 million for a deposit to acquire one shopping center in 2015. During 2014, we acquired four shopping centers for an aggregate of $78.9 million.

•
We invested an additional $8.4 million on real estate development and capital improvements during the three months ended March 31, 2015 as compared to March 31, 2014, as further discussed in the table below.

•	We received proceeds of $3.4 million from the sale of one shopping center in 2015, compared to $4.5 million for one shopping center and two out-parcels during 2014.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $2.7 million received during the three months ended March 31, 2015 is primarily driven by $2.3 million of financing proceeds. During the three months ended March 31, 2014, we received $5.9 million from selling land held in a partnership.

•
Acquisition of securities and proceeds from sale of securities are primarily the result of investing activities in our non-qualified deferred compensation plan. The increase in net acquisitions of securities resulted from greater participant deferrals in the plan during 2015.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. During the three months ended March 31, 2015, we deployed capital of $55.0 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following (in thousands):

	Three months ended March 31,
	2015	2014	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$58	13,435	(13,377)
Building and tenant improvements	6,490	6,095	395
Redevelopment costs	14,236	6,066	8,170
Development costs	26,339	14,233	12,106
Capitalized interest	2,059	1,641	418
Capitalized direct compensation	5,865	5,178	687
Real estate development and capital improvements	$55,047	46,648	8,399

•	During 2015, we invested $0.1 million in pre-development costs, as compared to the acquisition of one land parcel for $13.4 million during 2014.

•	Redevelopment expenditures were higher during 2015 due to timing and magnitude of redevelopments.

•
At March 31, 2015 and December 31, 2014, we had seven development projects that were either under construction or in lease up. Our capital expenditures on development projects were higher during 2015 due to the larger size of and progress towards completion of our development projects.

•
We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project as summarized in the table above. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.1 million.

The following table details our development projects as of March 31, 2015 (in thousands, except cost PSF):

Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs After JV Buyout (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Fountain Square	Miami, FL	Q3-13	Dec-14	$56,363	91%	177	$318
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	15,136	73%	50	303
Persimmon Place	Dublin, CA	Q1-14	June-15	59,976	67%	153	392
Willow Oaks Crossing	Concord, NC	Q2-14	Nov-15	13,551	38%	69	196
Belmont Shopping Center	Ashburn, VA	Q3-14	Aug-15	28,189	40%	91	310
CityLine Market	Richardson, TX	Q3-14	Feb-16	27,855	28%	80	348
The Village at La Floresta	Brea, CA	Q4-14	Feb-16	33,116	36%	87	381
Total				$234,186	59%	707	$331	(2)

(1) Amount represents costs on an accrual basis, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

There were no development projects completed during the three months ended March 31, 2015.

Net cash (used in) provided by financing activities:

Net cash flows from financing activities during the three months ended March 31, 2015 changed by $95.9 million compared to the three months ended March 31, 2014, primarily due to higher net borrowings on the Line in 2014 and debt repayments in 2015 as follows (in thousands).

	2015	2014	Change
Cash flows from financing activities:
Equity issuances	$992	—	992
Stock redemption	—	(300)	300
Distributions to limited partners in consolidated partnerships, net	(1,050)	(426)	(624)
Dividend payments	(50,615)	(48,291)	(2,324)
Unsecured credit facilities, net	30,000	70,000	(40,000)
Debt issuance	1,273	—	1,273
Debt repayment	(57,258)	(1,719)	(55,539)
Net cash (used in) provided by financing activities	$(76,658)	19,264	(95,922)

Significant financing activities during the three months ended March 31, 2015 and March 31, 2014 include:

•	During 2015, we borrowed $30.0 million on our Line, net of repayments, as compared to the $70.0 million during 2014, to fund investing activities.

•
During the three months ended March 31, 2015, we spent $57.3 million to repay two mortgages that were scheduled to mature in 2015 in addition to scheduled principal payments, as compared to $1.7 million of principal payments on mortgages in 2014.

We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2015, 79.2% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.5 times for the trailing four quarters ended March 31, 2015 and 2014. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2015, we estimate that we will require approximately $522.0 million of cash, including $134.5 million to complete in-process developments and redevelopments, $370.4 million to repay maturing debt and approximately $17.1 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. To meet our cash requirements, we will utilize cash generated from operations, proceeds from the sale of real estate, proceeds from settling our $193.8 million Forward Equity Offering, up to $854.1 million available borrowings from our Line and Term Loan, and when the capital markets are favorable, proceeds from the sale of equity under our remaining $95.0 million "At The Market (ATM)" program and the issuance of new long-term debt.

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

We have $350.0 million of fixed rate, unsecured debt maturing August 1, 2015 and $400.0 million of fixed rate, unsecured debt maturing June 15, 2017. We currently expect to repay the 2015 maturity using proceeds from partially settling the Forward Equity Offering and issuing new long-term debt. In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2015 and an additional $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield. At March 31, 2015, the fair value of the interest rate swaps that are expected to settle in 2015 is $11.3 million.

Our Line, Term Loan, and unsecured loans require we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We are in compliance with these covenants at March 31, 2015 and expect to remain in compliance.

Investments in Real Estate Partnerships

At March 31, 2015 and December 31, 2014, we had investments in real estate partnerships of $325.2 million and $333.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share at March 31, 2015 and December 31, 2014 (dollars in thousands):

	2015	2014
Number of Co-investment Partnerships	13	13
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	120	120
Combined Assets	$2,782,331	2,807,502
Combined Liabilities	$1,562,041	1,558,874
Combined Equity	$1,220,290	1,248,628
Regency’s Share of (1):
Assets	$972,701	981,359
Liabilities	$538,656	539,310
Equity (2)	$434,045	442,049
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

(2) The difference between our share of the net assets of the co-investment partnerships and our investments in real estate partnerships per the accompanying Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 relates to the following differences (in thousands):

	2015	2014
Capital - Regency	$434,045	442,049
less: Impairment	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(29,299)	(29,379)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$325,243	333,167

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Asset management, property management, leasing, and investment and financing services	$6,137	6,162

Our equity method investments in real estate partnerships as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	Regency's Ownership	2015	2014
GRI - Regency, LLC (GRIR) (1)	40.00%	$243,407	247,175
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	15,757	15,916
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	6,783	9,343
Cameron Village, LLC (Cameron)	30.00%	11,432	12,114
RegCal, LLC (RegCal) (1)	25.00%	13,166	13,354
US Regency Retail I, LLC (USAA) (1)	20.01%	683	806
Other investments in real estate partnerships	50.00%	34,015	34,459
Total		$325,243	333,167

(1) These partnership agreements have a unilateral right for election to dissolve the partnership and receive a distribution-in-kind ("DIK") upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to these partnerships. During 2015, the Company did not sell any properties to these real estate partnerships.

Notes Payable - Investments in Real Estate Partnerships

As of March 31, 2015, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2015	$14,793	59,803	—	74,596	22,515
2016	17,135	305,076	—	322,211	113,155
2017	17,517	77,385	11,460	106,362	24,214
2018	18,696	68,022	—	86,718	27,655
2019	17,934	65,939	—	83,873	21,618
Beyond 5 Years	34,827	762,122	—	796,949	298,763
Unamortized debt premiums, net	—	(1,315)	—	(1,315)	(599)
Total	$120,902	1,337,032	11,460	1,469,394	507,321

At March 31, 2015, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2025, of which 99.2% had a weighted average fixed interest rate of 5.4%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 1.7%. These loans are all non-recourse, and our pro-rata share was $507.3 million as of March 31, 2015. As notes payable mature, they will be repaid from proceeds from refinancing and partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended March 31, 2015 to 2014:

Our revenues increased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as summarized in the following table (in thousands):

	2015	2014	Change
Minimum rent	$101,305	94,536	6,769
Percentage rent	1,808	1,384	424
Recoveries from tenants	28,935	27,541	1,394
Other income	2,113	3,500	(1,387)
Management, transaction, and other fees	6,238	6,319	(81)
Total revenues	$140,399	133,280	7,119

Minimum rent increased as follows:

•	$2.7 million increase due to the acquisitions of operating properties and $2.2 million increase from operations beginning at development properties; and

•
$3.9 million increase from same properties driven by higher rental rates and rent paying occupancy growth (same property includes operating properties owned for the entirety of both calendar year periods being presented, including redevelopments);

•	offset by a $2.0 million decrease from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$615,000 increase due to the acquisitions of operating properties and $746,000 increase from operations beginning at development properties.

Other income, which consists of incidental income earned at our centers, decreased primarily as a result of a large fee earned in 2014 related to a settlement.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as follows (in thousands):

	2015	2014	Change
Asset management fees	$1,558	1,480	78
Property management fees	3,319	3,325	(6)
Leasing commissions and other fees	1,361	1,514	(153)
Total management, transaction, and other fees	$6,238	6,319	(81)

Our operating expenses increased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as summarized in the following table (in thousands):

	2015	2014	Change
Depreciation and amortization	$35,992	37,905	(1,913)
Operating and maintenance	21,172	20,505	667
General and administrative	16,378	14,198	2,180
Real estate taxes	15,131	14,799	332
Other operating expenses	1,166	2,173	(1,007)
Total operating expenses	$89,839	89,580	259

Depreciation and amortization decreased $1.9 million attributable to the following: $2.5 million decrease due to higher depreciation expense during 2014 on redevelopment projects, $1.1 million decrease from property sales and other corporate asset disposals, offset by an increase of $1.7 million from acquisitions and operations beginning at development properties.

General and administrative expenses increased approximately $2.2 million stemming from an increase of $1.1 million of higher compensation expense coupled with $0.5 million of lower capitalization for development and leasing activities. Additionally, changes in participant obligations from plan investments within the non-qualified deferred compensation plan resulted in a $0.4 million increase in expense.

Other operating expenses decreased $1.0 million primarily due to acquisition costs expensed during 2014 related to the Fairfield shopping center portfolio acquired in 2014.

The following table presents the components of other expense (income) for three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as follows (in thousands):

	2015	2014	Change
Interest expense, net (1)	$26,633	27,134	(501)
Provision for impairment	—	225	(225)
Early extinguishment of debt	(61)	—	(61)
Net investment income	(634)	(192)	(442)
Total other expense (income)	$25,938	27,167	(1,229)

(1) See table below for a discussion of interest expense.

The $442,000 increase in net investment income is largely related to the change in the fair value of plan assets in the non-qualified deferred compensation plan, which is consistent with the change in plan liabilities included in general and administrative expenses above.

The following table presents the changes in interest expense (in thousands):

	2015	2014	Change
Interest on notes payable	$25,892	25,637	255
Interest on unsecured credit facilities	816	851	(35)
Capitalized interest	(2,059)	(1,641)	(418)
Hedge expense	2,250	2,503	(253)
Interest income	(266)	(216)	(50)
Total interest expense, net	$26,633	27,134	(501)

Our interest expense, net decreased mainly due to higher capitalized interest, which is based on higher cumulative costs incurred on development and redevelopment projects.

Our equity in income of investments in real estate partnerships decreased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 as follows (in thousands):

	Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$3,994	3,210	784
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	370	381	(11)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	152	183	(31)
Cameron Village, LLC (Cameron)	30.00%	146	187	(41)
RegCal, LLC (RegCal)	25.00%	134	92	42
Regency Retail Partners, LP (the Fund) (1)	20.00%	—	13	(13)
US Regency Retail I, LLC (USAA)	20.01%	217	160	57
Other investments in real estate partnerships	50.00%	554	3,582	(3,028)
Total		$5,567	7,808	(2,241)

(1) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds in 2014.

The decrease in our equity in income of investments in real estate partnerships is principally due to the sale of land held in a partnership which generated a pro-rata gain of $3.0 million during 2014.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 (in thousands):

	2015	2014	Change
Income from operations	$30,189	24,341	5,848
Gain on sale of real estate	803	715	88
Income attributable to noncontrolling interests	(552)	(401)	(151)
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$25,174	19,389	5,785
Net income attributable to exchangeable operating partnership units	49	42	7
Net income attributable to common unit holders	$25,223	19,431	5,792

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

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes all Properties in Development and Non-Same Properties. A Non-Same Property is a property acquired during either calendar year period being compared.

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

Same Property NOI
Our pro-rata same property NOI grew 4.2%, which includes the following major components (in thousands):

	Three months ended March 31,
	2015	2014	Change
Base rent	$116,311	111,872	4,439
Percentage rent	2,391	2,034	357
Recovery revenue	34,537	34,442	95
Other income	1,583	2,763	(1,180)
Operating expenses	43,187	43,994	(807)
Pro-rata same property NOI	$111,635	107,117	4,518

Pro-rata same property base rent increased $4.4 million driven by increases in contractual rent steps, rental rate growth, and improvements in rent paying occupancy.

Pro-rata same property other income decreased $1.2 million as a result of a large fee earned in 2014 related to a settlement.

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows (in thousands):

	Three months ended March 31,
	2015			2014
	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$57,934	(27,745)	30,189	49,803	(25,462)	24,341
Less:
Management, transaction, and other fees	—	6,238	6,238	—	6,319	6,319
Other (2)	2,042	344	2,386	2,462	328	2,790
Plus:
Depreciation and amortization	32,808	3,184	35,992	35,343	2,562	37,905
General and administrative	—	16,378	16,378	—	14,198	14,198
Other operating expense, excluding provision for doubtful accounts	(47)	493	446	77	1,764	1,841
Other expense (income)	6,579	19,359	25,938	7,482	19,685	27,167
Equity in income (loss) of investments in real estate excluded from NOI (3)	16,403	328	16,731	16,874	(2,329)	14,545
Pro-rata NOI	$111,635	5,415	117,050	107,117	3,771	110,888
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

Our same property pool includes the following property count, pro-rata GLA (in thousands), and changes therein:

	Three months ended March 31,
	2015		2014
	Property Count	GLA	Property Count	GLA
Beginning same property count	298	25,526	304	25,109
Acquired properties owned for entirety of comparable periods	4	418	6	560
Developments that reached completion by beginning of earliest comparable period presented	3	790	5	360
Disposed properties	(1)	(21)	(1)	(11)
SF adjustments (1)	—	8	—	32
Distribution-in-kind from unconsolidated real estate investments, net	—	—	—	—
Ending same property count	304	26,721	314	26,050
(1) SF adjustments arise from remeasurements or redevelopments.

FFO and Core FFO
The Company's reconciliation of net income available to common shareholders to FFO and Core FFO is as follows (in thousands, except share information):

	Three months ended March 31,
	2015	2014
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$25,174	19,389
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	45,091	46,738
Gain on sale of operating properties (2)	(683)	(708)
Exchangeable operating partnership units	49	42
FFO	$69,631	65,461
Reconciliation of FFO to Core FFO
FFO	$69,631	65,461
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)	39	1,341
Gain on sale of land (2)	(111)	(2,905)
Provision for impairment to land	—	225
Hedge ineffectiveness (2)	3	—
Early extinguishment of debt (2)	(61)	—
Core FFO	$69,501	64,122
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

As of March 31, 2015 we had accrued liabilities of $10.0 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2014.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2015.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended March 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2015	—	$—	—	$—
February 2 through February 28, 2015	142,190	$69.64	—	$—
March 1 through March 31, 2015	—	$—	—	$—

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
Ex #    Description
1.     Underwriting Agreement
(a) Amendment No. 3 to Equity Distribution Agreement (the "Wells Amendment") among the Company, Regency Centers, L.P. and Wells Fargo Securities, LLC dated February 24, 2015.
The Amendments to the Equity Distribution Agreements listed below are substantially identical in all material respects to the Wells Amendment, except for the identities of the parties, and have not been filed as exhibits to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Amendment No. 3 to Equity Distribution Agreement among the Company, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated February 24, 2015; and

(ii)	Amendment No. 3 to Equity Distribution Agreement among the Company, Regency Centers, L.P. and J.P. Morgan Securities LLC dated February 24, 2015.

(b) Amendment No. 2 to Equity Distribution Agreement (the “Jefferies Amendment”) among the Company, Regency Centers, L.P. and Jefferies LLC dated February 24, 2015.
The Amendment to the Equity Distribution Agreement listed below is substantially identical in all material respects to the Jefferies Amendment except for the identities of the parties, and has not been filed as an exhibit to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Amendment No. 2 to Equity Distribution Agreement among the Company, Regency Centers, L.P. and RBC Capital Markets, LLC dated February 24, 2015.

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

May 7, 2015	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 7, 2015	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)