Form 10-Q
period 2015-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2015-08-06
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 94,156,976 as of July 31, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2015, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(in thousands, except share data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,405,931	1,380,211
Buildings and improvements	2,817,680	2,790,137
Properties in development	216,408	239,538
	4,440,019	4,409,886
Less: accumulated depreciation	990,744	933,708
	3,449,275	3,476,178
Operating properties held for sale	29,017	—
Investments in real estate partnerships	309,544	333,167
Net real estate investments	3,787,836	3,809,345
Cash and cash equivalents	27,114	113,776
Restricted cash	6,726	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,066 and $4,523 at June 30, 2015 and December 31, 2014, respectively	25,506	30,999
Straight-line rent receivable, net of reserve of $767 and $652 at June 30, 2015 and December 31, 2014, respectively	59,168	55,768
Notes receivable	12,281	12,132
Deferred costs, less accumulated amortization of $82,561 and $81,822 at June 30, 2015 and December 31, 2014, respectively	74,978	71,502
Acquired lease intangible assets, less accumulated amortization of $41,058 and $36,112 at June 30, 2015 and December 31, 2014, respectively	46,737	52,365
Trading securities held in trust, at fair value	29,530	28,134
Other assets	28,392	15,136
Total assets	$4,098,268	4,197,170
Liabilities and Equity
Liabilities:
Notes payable	$1,868,700	1,946,357
Unsecured credit facilities	120,000	75,000
Accounts payable and other liabilities	142,415	181,197
Acquired lease intangible liabilities, less accumulated accretion of $15,718 and $13,993 at June 30, 2015 and December 31, 2014, respectively	30,125	32,143
Tenants’ security and escrow deposits and prepaid rent	27,161	25,991
Total liabilities	2,188,401	2,260,688
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at June 30, 2015 and December 31, 2014, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 94,347,602 and 94,108,061 shares issued at June 30, 2015 and December 31, 2014, respectively	943	941
Treasury stock at cost, 412,745 and 425,246 shares held at June 30, 2015 and December 31, 2014, respectively	(19,390)	(19,382)
Additional paid in capital	2,539,008	2,540,153
Accumulated other comprehensive loss	(48,799)	(57,748)
Distributions in excess of net income	(916,027)	(882,372)
Total stockholders’ equity	1,880,735	1,906,592
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $9,093 and $9,833 at June 30, 2015 and December 31, 2014, respectively	(1,940)	(1,914)
Limited partners’ interests in consolidated partnerships	31,072	31,804
Total noncontrolling interests	29,132	29,890
Total equity	1,909,867	1,936,482
Total liabilities and equity	$4,098,268	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Minimum rent	$102,390	97,778	$203,695	192,314
Percentage rent	300	545	2,108	1,930
Recoveries from tenants and other income	32,431	30,316	63,479	61,357
Management, transaction, and other fees	6,008	6,253	12,246	12,572
Total revenues	141,129	134,892	281,528	268,173
Operating expenses:
Depreciation and amortization	36,225	36,023	72,218	73,929
Operating and maintenance	20,185	19,498	41,358	40,003
General and administrative	15,099	15,223	31,477	29,421
Real estate taxes	15,667	14,898	30,798	29,697
Other operating expenses	1,779	1,795	2,943	3,968
Total operating expenses	88,955	87,437	178,794	177,018
Other expense (income):
Interest expense, net	26,675	27,445	53,308	54,580
Provision for impairment	—	—	—	225
Early extinguishment of debt	—	—	(61)	—
Net investment income, including unrealized losses (gains) of $892 and ($290), and $475 and ($183) for the three and six months ended June 30, 2015 and 2014, respectively	(367)	(628)	(1,000)	(821)
Total other expense	26,308	26,817	52,247	53,984
Income from operations before equity in income of investments in real estate partnerships	25,866	20,638	50,487	37,171
Equity in income of investments in real estate partnerships	6,757	8,832	12,324	16,640
Income from operations	32,623	29,470	62,811	53,811
Gain on sale of real estate	5,657	1,691	6,460	2,406
Net income	38,280	31,161	69,271	56,217
Noncontrolling interests:
Exchangeable operating partnership units	(61)	(53)	(110)	(95)
Limited partners’ interests in consolidated partnerships	(473)	(360)	(977)	(719)
Income attributable to noncontrolling interests	(534)	(413)	(1,087)	(814)
Net income attributable to the Company	37,746	30,748	68,184	55,403
Preferred stock dividends	(5,266)	(5,266)	(10,531)	(10,531)
Net income attributable to common stockholders	$32,480	25,482	$57,653	44,872

Income per common share - basic	$0.35	0.28	$0.61	0.48
Income per common share - diluted	$0.34	0.28	$0.61	0.48
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$38,280	31,161	$69,271	56,217
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,107	2,165	4,215	4,532
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	18,376	(11,153)	4,494	(24,953)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	143	153	285	305
Available for sale securities
Unrealized (loss) gain on available-for-sale securities (note 4)	(30)	914	(30)	914
Other comprehensive income (loss)	20,596	(7,921)	8,964	(19,202)
Comprehensive income	58,876	23,240	78,235	37,015
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	534	413	1,087	814
Other comprehensive income (loss) attributable to noncontrolling interests	119	(108)	15	(194)
Comprehensive income attributable to noncontrolling interests	653	305	1,102	620
Comprehensive income attributable to the Company	$58,223	22,935	$77,133	36,395
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	55,403	55,403	95	719	814	56,217
Other comprehensive loss	—	—	—	—	(19,008)	—	(19,008)	(34)	(160)	(194)	(19,202)
Deferred compensation plan, net	—	—	(2,226)	2,226	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	5,831	—	—	5,831	—	—	—	5,831
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,210)	—	—	(3,210)	—	—	—	(3,210)
Common stock issued for dividend reinvestment plan	—	—	—	604	—	—	604	—	—	—	604
Redemption of partnership units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,551	15,551	15,551
Distributions to partners	—	—	—	—	—	—	—	—	(1,008)	(1,008)	(1,008)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($0.94 per share)	—	—	—	—	—	(86,532)	(86,532)	(152)	—	(152)	(86,684)
Balance at June 30, 2014	$325,000	923	(18,952)	2,431,928	(36,412)	(916,576)	1,785,911	(1,817)	34,308	32,491	1,818,402

Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	68,184	68,184	110	977	1,087	69,271
Other comprehensive income	—	—	—	—	8,949	—	8,949	15	—	15	8,964
Deferred compensation plan, net	—	—	(8)	8	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	3	—	7,001	—	—	7,004	—	—	—	7,004
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(9,792)	—	—	(9,793)	—	—	—	(9,793)
Common stock issued for dividend reinvestment plan	—	—	—	683	—	—	683	—	—	—	683
Common stock issued for stock offerings, net of issuance costs	—	—	—	955	—	—	955	—	—	—	955
Contributions from partners	—	—	—	—	—	—	—	—	256	256	256
Distributions to partners	—	—	—	—	—	—	—	—	(1,965)	(1,965)	(1,965)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($0.97 per share)	—	—	—	—	—	(91,308)	(91,308)	(151)	—	(151)	(91,459)
Balance at June 30, 2015	$325,000	943	(19,390)	2,539,008	(48,799)	(916,027)	1,880,735	(1,940)	31,072	29,132	1,909,867
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$69,271	56,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,218	73,928
Amortization of deferred loan cost and debt premium	5,058	5,675
Amortization and (accretion) of above and below market lease intangibles, net	(936)	(1,698)
Stock-based compensation, net of capitalization	5,620	4,534
Equity in income of investments in real estate partnerships	(12,324)	(16,640)
Gain on sale of real estate	(6,460)	(2,406)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	22,719	18,736
Settlement of derivative instruments	—	4,648
Gain on derivative instruments	—	(9)
Deferred compensation expense	581	830
Realized and unrealized gain on investments	(1,000)	(847)
Changes in assets and liabilities:
Restricted cash	1,587	37
Accounts receivable	(5,895)	(10,365)
Straight-line rent receivables, net	(3,552)	(3,062)
Deferred leasing costs	(5,470)	(5,323)
Other assets	(3,209)	(2,016)
Accounts payable and other liabilities	(12,004)	(1,964)
Tenants’ security and escrow deposits and prepaid rent	1,270	(904)
Net cash provided by operating activities	127,413	119,596
Cash flows from investing activities:
Acquisition of operating real estate	—	(79,444)
Advance deposits on acquisition of operating real estate	(4,500)	—
Real estate development and capital improvements	(109,118)	(93,764)
Proceeds from sale of real estate investments	26,567	7,790
Investments in real estate partnerships	(1,344)	(4,287)
Distributions received from investments in real estate partnerships	15,014	21,496
Dividends on investments	87	66
Acquisition of securities	(20,581)	(18,195)
Proceeds from sale of securities	17,169	3,702
Net cash used in investing activities	(76,706)	(162,636)
Cash flows from financing activities:
Net proceeds from common stock issuance	955	—
Redemption of preferred stock and partnership units	—	(300)
Distributions to limited partners in consolidated partnerships, net	(1,722)	(938)
Distributions to exchangeable operating partnership unit holders	(151)	(152)
Dividends paid to common stockholders	(90,625)	(85,928)
Dividends paid to preferred stockholders	(10,531)	(10,531)
Repayment of fixed rate unsecured notes	—	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,705
Proceeds from unsecured credit facilities	85,000	245,000
Repayment of unsecured credit facilities	(40,000)	(235,000)
Proceeds from notes payable	2,399	655
Repayment of notes payable	(76,027)	(6,615)
Scheduled principal payments	(2,921)	(3,413)
Payment of loan costs	(3,746)	(2,391)
Net cash used in financing activities	(137,369)	(908)
Net decrease in cash and cash equivalents	(86,662)	(43,948)
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$27,114	36,736

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,015 and $3,272 in 2015 and 2014, respectively)	$53,458	54,083
Cash paid for income taxes	$697	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$4,494	24,953
Common stock issued for dividend reinvestment plan	$683	604
Stock-based compensation capitalized	$1,493	1,410
Contributions from limited partners in consolidated partnerships, net	$13	95
Common stock issued for dividend reinvestment in trust	$432	384
Contribution of stock awards into trust	$1,475	1,847
Distribution of stock held in trust	$1,898	4
Change in fair value of securities available-for-sale	$(30)	914
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(in thousands, except unit data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,405,931	1,380,211
Buildings and improvements	2,817,680	2,790,137
Properties in development	216,408	239,538
	4,440,019	4,409,886
Less: accumulated depreciation	990,744	933,708
	3,449,275	3,476,178
Operating properties held for sale	29,017	—
Investments in real estate partnerships	309,544	333,167
Net real estate investments	3,787,836	3,809,345
Cash and cash equivalents	27,114	113,776
Restricted cash	6,726	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,066 and $4,523 at June 30, 2015 and December 31, 2014, respectively	25,506	30,999
Straight-line rent receivable, net of reserve of $767 and $652 at June 30, 2015 and December 31, 2014, respectively	59,168	55,768
Notes receivable	12,281	12,132
Deferred costs, less accumulated amortization of $82,561 and $81,822 at June 30, 2015 and December 31, 2014, respectively	74,978	71,502
Acquired lease intangible assets, less accumulated amortization of $41,058 and $36,112 at June 30, 2015 and December 31, 2014, respectively	46,737	52,365
Trading securities held in trust, at fair value	29,530	28,134
Other assets	28,392	15,136
Total assets	$4,098,268	4,197,170
Liabilities and Capital
Liabilities:
Notes payable	$1,868,700	1,946,357
Unsecured credit facilities	120,000	75,000
Accounts payable and other liabilities	142,415	181,197
Acquired lease intangible liabilities, less accumulated accretion of $15,718 and $13,993 at June 30, 2015 and December 31, 2014, respectively	30,125	32,143
Tenants’ security and escrow deposits and prepaid rent	27,161	25,991
Total liabilities	2,188,401	2,260,688
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at June 30, 2015 and December 31, 2014, liquidation preference of $25 per unit	325,000	325,000
General partner; 94,347,602 and 94,108,061 units outstanding at June 30, 2015 and December 31, 2014, respectively	1,604,534	1,639,340
Limited partners; 154,170 units outstanding at June 30, 2015 and December 31, 2014	(1,940)	(1,914)
Accumulated other comprehensive loss	(48,799)	(57,748)
Total partners’ capital	1,878,795	1,904,678
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	31,072	31,804
Total noncontrolling interests	31,072	31,804
Total capital	1,909,867	1,936,482
Total liabilities and capital	$4,098,268	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Minimum rent	$102,390	97,778	$203,695	192,314
Percentage rent	300	545	2,108	1,930
Recoveries from tenants and other income	32,431	30,316	63,479	61,357
Management, transaction, and other fees	6,008	6,253	12,246	12,572
Total revenues	141,129	134,892	281,528	268,173
Operating expenses:
Depreciation and amortization	36,225	36,023	72,218	73,929
Operating and maintenance	20,185	19,498	41,358	40,003
General and administrative	15,099	15,223	31,477	29,421
Real estate taxes	15,667	14,898	30,798	29,697
Other operating expenses	1,779	1,795	2,943	3,968
Total operating expenses	88,955	87,437	178,794	177,018
Other expense (income):
Interest expense, net	26,675	27,445	53,308	54,580
Provision for impairment	—	—	—	225
Early extinguishment of debt	—	—	(61)	—
Net investment income, including unrealized losses (gains) of $892 and ($290), and $475 and ($183) for the three and six months ended June 30, 2015 and 2014, respectively	(367)	(628)	(1,000)	(821)
Total other expense	26,308	26,817	52,247	53,984
Income from operations before equity in income of investments in real estate partnerships	25,866	20,638	50,487	37,171
Equity in income of investments in real estate partnerships	6,757	8,832	12,324	16,640
Income from operations	32,623	29,470	62,811	53,811
Gain on sale of real estate	5,657	1,691	6,460	2,406
Net income	38,280	31,161	69,271	56,217
Limited partners’ interests in consolidated partnerships	(473)	(360)	(977)	(719)
Net income attributable to the Partnership	37,807	30,801	68,294	55,498
Preferred unit distributions	(5,266)	(5,266)	(10,531)	(10,531)
Net income attributable to common unit holders	$32,541	25,535	$57,763	44,967

Income per common unit - basic	$0.35	0.28	$0.61	0.48
Income per common unit - diluted	$0.34	0.28	$0.61	0.48
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$38,280	31,161	$69,271	56,217
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,107	2,165	4,215	4,532
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	18,376	(11,153)	4,494	(24,953)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	143	153	285	305
Available for sale securities
Unrealized (loss) gain on available-for-sale securities (note 4)	(30)	914	(30)	914
Other comprehensive income (loss)	20,596	(7,921)	8,964	(19,202)
Comprehensive income	58,876	23,240	78,235	37,015
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	473	360	977	719
Other comprehensive income (loss) attributable to noncontrolling interests	86	(92)	—	(160)
Comprehensive income attributable to noncontrolling interests	559	268	977	559
Comprehensive income attributable to the Partnership	$58,317	22,972	$77,258	36,456
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2015 and 2014 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2013	$1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	55,403	95	—	55,498	719	56,217
Other comprehensive income	—	(34)	(19,008)	(19,042)	(160)	(19,202)
Contributions from partners	—	—	—	—	15,551	15,551
Distributions to partners	(86,532)	(152)	—	(86,684)	(1,008)	(87,692)
Redemption of partnership units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	5,831	—	—	5,831	—	5,831
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(2,606)	—	—	(2,606)	—	(2,606)
Balance at June 30, 2014	1,822,323	(1,817)	(36,412)	1,784,094	34,308	1,818,402

Balance at December 31, 2014	1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	68,184	110	—	68,294	977	69,271
Other comprehensive loss	—	15	8,949	8,964	—	8,964
Contributions from partners	—	—	—	—	256	256
Distributions to partners	(91,308)	(151)	—	(91,459)	(1,965)	(93,424)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	7,004	—	—	7,004	—	7,004
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(8,155)	—	—	(8,155)	—	(8,155)
Balance at June 30, 2015	$1,929,534	(1,940)	(48,799)	1,878,795	31,072	1,909,867
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$69,271	56,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,218	73,928
Amortization of deferred loan cost and debt premium	5,058	5,675
Amortization and (accretion) of above and below market lease intangibles, net	(936)	(1,698)
Stock-based compensation, net of capitalization	5,620	4,534
Equity in income of investments in real estate partnerships	(12,324)	(16,640)
Gain on sale of real estate	(6,460)	(2,406)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	22,719	18,736
Settlement of derivative instruments	—	4,648
Gain on derivative instruments	—	(9)
Deferred compensation expense	581	830
Realized and unrealized gain on investments	(1,000)	(847)
Changes in assets and liabilities:
Restricted cash	1,587	37
Accounts receivable	(5,895)	(10,365)
Straight-line rent receivables, net	(3,552)	(3,062)
Deferred leasing costs	(5,470)	(5,323)
Other assets	(3,209)	(2,016)
Accounts payable and other liabilities	(12,004)	(1,964)
Tenants’ security and escrow deposits and prepaid rent	1,270	(904)
Net cash provided by operating activities	127,413	119,596
Cash flows from investing activities:
Acquisition of operating real estate	—	(79,444)
Advance deposits on acquisition of operating real estate	(4,500)	—
Real estate development and capital improvements	(109,118)	(93,764)
Proceeds from sale of real estate investments	26,567	7,790
Investments in real estate partnerships	(1,344)	(4,287)
Distributions received from investments in real estate partnerships	15,014	21,496
Dividends on investments	87	66
Acquisition of securities	(20,581)	(18,195)
Proceeds from sale of securities	17,169	3,702
Net cash used in investing activities	(76,706)	(162,636)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	955	—
Redemption of preferred partnership units	—	(300)
Distributions (to) from limited partners in consolidated partnerships, net	(1,722)	(938)
Distributions to partners	(90,776)	(86,080)
Distributions to preferred unit holders	(10,531)	(10,531)
Repayment of fixed rate unsecured notes	—	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,705
Proceeds from unsecured credit facilities	85,000	245,000
Repayment of unsecured credit facilities	(40,000)	(235,000)
Proceeds from notes payable	2,399	655
Repayment of notes payable	(76,027)	(6,615)
Scheduled principal payments	(2,921)	(3,413)
Payment of loan costs	(3,746)	(2,391)
Net cash used in financing activities	(137,369)	(908)
Net decrease in cash and cash equivalents	(86,662)	(43,948)
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$27,114	36,736

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,015 and $3,272 in 2015 and 2014, respectively)	$53,458	54,083
Cash paid for income taxes	$697	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$4,494	24,953
Common stock issued by Parent Company for dividend reinvestment plan	$683	604
Stock-based compensation capitalized	$1,493	1,410
Contributions from limited partners in consolidated partnerships, net	$13	95
Common stock issued for dividend reinvestment in trust	$432	384
Contribution of stock awards into trust	$1,475	1,847
Distribution of stock held in trust	$1,898	4
Change in fair value of securities available-for-sale	$(30)	914
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of June 30, 2015, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 200 retail shopping centers and held partial interests in an additional 119 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, with adoption as early as January 1, 2017 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which requires amendments to both the variable interest entity ("VIE") and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company currently intends to adopt the standard during the first quarter of 2016 and does not currently anticipate a material impact upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company will adopt this ASU in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which is $6.4 million at June 30, 2015, exclusive of the line of credit costs.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

2.	Real Estate Investments

There were no shopping centers nor land acquired during the six months ended June 30, 2015; however, the Company has made $4.5 million of deposits related to the potential acquisition of operating properties. The following table details the shopping centers acquired or land acquired for development during the six months ended June 30, 2014:

(in thousands)		Six months ended June 30, 2014
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	149,344	77,730	12,650	5,601
6/2/14	Willow Oaks Crossing	Concord, NC	Development	100%	3,342	—	—	—
Total property acquisitions					$189,386	$78,049	$14,979	$5,892

(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio. As a result of consolidation, the Company recorded the non-controlling interest of approximately $15.4 million at fair value. The portfolio consists of three operating properties located in Fairfield, CT.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, therefore pro-forma financial information is not required.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net proceeds from sale of real estate investments	$22,968	$2,747	$26,382	$7,219
Gain on sale of real estate	$5,657	$1,691	$6,460	$2,406
Number of operating properties sold	1	1	2	2
Number of land parcels sold	—	1	—	3
Percent interest sold	100%	100%	100%	100%

At June 30, 2015, the Company was under contract to sell an operating property. The assets associated with this property have been classified as Operating properties held for sale in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

4.    Available-for-Sale Securities

Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets, and consists of the following:

	June 30, 2015
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Certificates of deposit	$1,750	1	—	1,751
Corporate bonds	6,180	—	(31)	6,149
Total	$7,930	1	(31)	7,900

	June 30, 2014
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Common stock	$14,350	914	—	15,264
Realized gains or losses on investments are recorded in our consolidated statements of operations within other income. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. During the six months ended June 30, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings.

The contractual maturities of available-for sale securities were as follows:

	June 30, 2015
(in thousands)	Less than 12 months	1-3 Years	Over 3 Years	Total
Certificates of deposit	$1,751	—	—	1,751
Corporate bonds	457	4,171	1,521	6,149
Total	$2,208	4,171	1,521	7,900

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding consists of the following:

(in thousands)	June 30, 2015	December 31, 2014
Notes payable:
Fixed rate mortgage loans	$438,683	518,993
Variable rate mortgage loans (1)	32,238	29,839
Fixed rate unsecured loans	1,397,779	1,397,525
Total notes payable	1,868,700	1,946,357
Unsecured credit facilities:
Line of Credit	45,000	—
Term Loan	75,000	75,000
Total unsecured credit facilities	120,000	75,000
Total debt outstanding	$1,988,700	2,021,357

(1) An interest rate swap is in place to establish a fixed interest rate on $28.1 million of this variable rate mortgage. See note 6.
The weighted average contractual interest rates were 5.4% and 1.1% on the fixed rate and variable rate debt, respectively, at June 30, 2015. Significant financing activity since December 31, 2014, excluding scheduled principal payments, includes:

•	The Company repaid three mortgages totaling $76.0 million that were scheduled to mature during 2015;

•	The Company drew $2.4 million on a construction loan for the ongoing redevelopment of a shopping center in a consolidated real estate partnership;

•	The Company borrowed $45.0 million, net of repayments, on its $800.0 million Line of Credit (the "Line"); and

•
In May 2015, the Company amended its Line to extend the maturity to May 13, 2019 and reduced the applicable interest rate. Based on current credit ratings, the Line bears interest at an annual rate of LIBOR plus 92.5 basis points on any drawn balance plus an annual 15 basis point facility fee on the entire $800.0 million capacity. The interest rates are based on the higher of the Company's current corporate credit ratings issued by Moody's or S&P. Further, the Company has options to extend the maturity for two additional six-month periods.

•	Subsequent to June 30, 2015, the Company repaid the $350.0 million fixed rate unsecured loan that matured.

As of June 30, 2015, scheduled principal payments and maturities on notes payable were as follows:

(in thousands)	June 30, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2015	$3,175	141	350,000	353,316
2016	6,135	41,442	—	47,577
2017	5,399	116,425	400,000	521,824
2018	4,453	57,358	—	61,811
2019	3,443	106,000	120,000	229,443
Beyond 5 Years	15,639	105,447	650,000	771,086
Unamortized debt premiums (discounts), net	—	5,864	(2,221)	3,643
Total	$38,244	432,677	1,517,779	1,988,700
(1) Includes unsecured public debt and unsecured credit facilities.

The Company was in compliance as of June 30, 2015 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

						Fair Value
(in thousands)						Assets (2)		Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%	$—	—	$(763)	(764)
8/1/15	8/1/25	2/1/16	75,000	3 Month LIBOR	2.479%	72	—	—	(289)
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	48	—	—	(193)
8/1/15	8/1/25	2/1/16	50,000	3 Month LIBOR	2.479%	48	—	—	(193)
8/1/15	8/1/25	2/1/16	45,000	3 Month LIBOR	3.412%	—	—	(3,772)	(3,964)
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	—	—	(888)	(1,227)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	—	—	(4,380)	(6,080)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	—	—	(4,380)	(6,084)
Total derivative financial instruments						$168	—	$(14,183)	(18,794)
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2015	2014		2015	2014		2015	2014
Interest rate swaps	$18,376	(11,153)	Interest expense	$(2,250)	(2,318)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014		2015	2014		2015	2014
Interest rate swaps	$4,494	(24,953)	Interest expense	$(4,500)	(4,837)	Other expenses	$—	—

As of June 30, 2015, the Company expects $8.5 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $7.6 million is related to previously settled swaps.

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$12,281	12,165	$12,132	11,980
Financial liabilities:
Notes payable	$1,868,700	1,990,000	$1,946,357	2,116,000
Unsecured credit facilities	$120,000	120,000	$75,000	75,000

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values approximate the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2015 and December 31, 2014. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
June 30, 2015

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

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	June 30, 2015		December 31, 2014
	Low	High	Low	High
Notes receivable	7.3%	7.3%	7.4%	7.4%
Notes payable	1.6%	3.8%	0.9%	3.4%
Unsecured credit facilities	1.1%	1.2%	1.3%	1.3%

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

Available-for-Sale Securities

Available-for-sale securities consist of investments in certificates of deposit and corporate bonds, and are recorded at fair value using matrix pricing methods to estimate fair value, which are considered Level 2 inputs of the fair value hierarchy. Unrealized gains or losses on these securities are recognized through other comprehensive income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,530	29,530	—	—
Available-for-sale securities	7,900	—	7,900	—
Interest rate derivatives	168	—	168	—
Total	$37,598	29,530	8,068	—

Liabilities
Interest rate derivatives	$(14,183)	—	(14,183)	—

	Fair Value Measurements as of December 31, 2014
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,134	28,134	—	—
Liabilities
Interest rate derivatives	$(18,794)	—	(18,794)	—

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2015.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

The current ATM equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of June 30, 2015, $95.0 million of common stock remained available for issuance under this ATM equity program.

There were no shares issued under the ATM equity program for the three months ended June 30, 2015. The following table presents the shares that were issued under the ATM equity program during the six months ended June 30, 2015:

Six months ended June 30,
(dollar amounts are in thousands, except price per share data)	2015
Shares issued	18,125
Weighted average price per share	$64.72
Total proceeds	$1,173
Commissions	$15
Issuance costs	$—

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2013	$(17,404)	—	(17,404)	(479)	—	(479)	(17,883)
Other comprehensive income before reclassifications	(24,669)	912	(23,757)	(284)	2	(282)	(24,039)
Amounts reclassified from accumulated other comprehensive income	4,749	—	4,749	88	—	88	4,837
Current period other comprehensive income, net	(19,920)	912	(19,008)	(196)	2	(194)	(19,202)
Balance as of June 30, 2014	$(37,324)	912	(36,412)	(675)	2	(673)	(37,085)

Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	4,558	(30)	4,528	(64)	—	(64)	4,464
Amounts reclassified from accumulated other comprehensive income	4,421	—	4,421	79	—	79	4,500
Current period other comprehensive income, net	8,979	(30)	8,949	15	—	15	8,964
Balance as of June 30, 2015	$(48,769)	(30)	(48,799)	(735)	—	(735)	(49,534)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Interest rate swaps	$2,250	$2,318	$4,500	$4,837	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations. During 2015, the Company granted 209,069 shares of restricted stock with a weighted-average grant-date fair value of $69.80 per share.

10.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities in the accompanying Consolidated Balance Sheets, and were $29.5 million and $28.1 million at June 30, 2015 and December 31, 2014, respectively. The participants' deferred compensation liability, also exclusive of the shares of the Company's common stock, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and was $29.0 million and $27.6 million at June 30, 2015 and December 31, 2014, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from operations	$32,623	29,470	$62,811	53,811
Gain on sale of real estate	5,657	1,691	6,460	2,406
Less: income attributable to noncontrolling interests	534	413	1,087	814
Income from operations attributable to the Company	37,746	30,748	68,184	55,403
Less: preferred stock dividends and other	5,266	5,442	10,531	10,884
Income from operations attributable to common stockholders - basic	$32,480	25,306	57,653	44,519
Income from operations attributable to common stockholders - diluted	$32,480	25,328	57,653	44,550
Denominator:
Weighted average common shares outstanding for basic EPS	94,136	91,975	94,036	91,958
Weighted average common shares outstanding for diluted EPS	94,504	92,021	94,392	91,991

Income per common share – basic	$0.35	0.28	$0.61	0.48
Income per common share – diluted	$0.34	0.28	$0.61	0.48
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and six months ended June 30, 2015 were 154,170, and for the three and six months ended June 30, 2014 were 159,338 and 159,804, respectively.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from operations	$32,623	29,470	$62,811	53,811
Gain on sale of real estate	5,657	1,691	6,460	2,406
Less: income attributable to noncontrolling interests	473	360	977	719
Income from operations attributable to the Partnership	37,807	30,801	68,294	55,498
Less: preferred unit distributions and other	5,266	5,442	10,531	10,884
Income from operations attributable to common unit holders - basic	32,541	25,359	57,763	44,614
Income from operations attributable to common unit holders - diluted	32,541	25,381	57,763	44,645
Denominator:
Weighted average common units outstanding for basic EPU	94,290	92,134	94,190	92,118
Weighted average common units outstanding for diluted EPU	94,658	92,180	94,546	92,151

Income per common unit – basic	$0.35	0.28	$0.61	0.48
Income per common unit – diluted	$0.34	0.28	$0.61	0.48

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2015

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of June 30, 2015 and December 31, 2014, the Company had $5.9 million in letters of credit outstanding.

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

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 319 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 27 states and the District of Columbia, and contain 38.0 million square feet of gross leasable area. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategic objectives are to:

•	Sustain average annual 3% same-property net operating income (“NOI”) growth from a high-quality portfolio of community and neighborhood shopping centers;

•	Develop new high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns; and

•	Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry and sustainability initiatives.

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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	June 30, 2015	December 31, 2014
Number of Properties	200	202
Properties in Development	6	7
Gross Leasable Area	23,114	23,200
% Leased – Operating and Development	95.7%	95.3%
% Leased – Operating	95.9%	95.9%
Weighted average annual effective rent per square foot ("SF") (1)	$18.67	$18.30
(1) Net of tenant concessions.

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	June 30, 2015	December 31, 2014
Number of Properties	119	120
Gross Leasable Area	14,870	15,000
% Leased – Operating	96.1%	96.0%
Weighted average annual effective rent per SF (1)	$18.51	$17.85
(1) Net of tenant concessions.

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2015	December 31, 2014
% Leased – Operating	95.9%	95.9%
Anchor	98.7%	98.8%
Shop space	91.4%	91.2%

We continue to see increases in shop space occupancy. The slight decrease in occupancy within our anchor space relates to redevelopment.

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	2	37	$14.79	$—	$2.71
Shop space	228	375	$31.06	$10.27	$13.83
Total New Leases (1)	230	412	$29.62	$9.36	$12.85
Renewals
Anchor space	20	579	$11.21	$0.02	$1.04
Shop space	469	704	$30.93	$0.92	$3.87
Total Renewal Leases (1)	489	1,283	$22.03	$0.51	$2.60
Total Leases	719	1,695	$23.87	$2.66	$5.09

	Six months ended June 30, 2014
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	15	539	$14.45	$4.38	$4.09
Shop space	219	387	$27.39	$8.52	$12.57
Total New Leases (1)	234	926	$19.86	$6.11	$7.63
Renewals
Anchor space	28	597	$11.48	$0.37	$1.09
Shop space	384	579	$27.19	$0.85	$3.44
Total Renewal Leases (1)	412	1,176	$19.21	$0.61	$2.25
Total Leases	646	2,102	$19.49	$3.03	$4.62
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

Base rent PSF continues to improve in both new and renewal leasing activity. While there is a slight decrease in anchor space renewal rates, they still represents a 3.5% increase over prior rents for those units.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers:

	June 30, 2015
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	55	8.7%	4.5%
Publix	46	6.5%	3.7%
Safeway/Albertsons	50	5.0%	3.0%

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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is held by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our at the market ("ATM") equity program and unsecured credit facilities:

(in thousands)	June 30, 2015
ATM equity program
Total capacity	$200,000
Remaining capacity	$95,000

Term Loan (1)
Total capacity	$165,000
Remaining capacity	$90,000

Line of Credit (the "Line")
Total capacity	$800,000
Remaining capacity (2)	$749,100
Maturity (3)	May 13, 2019

(1) The Company has $75.0 million outstanding and may elect to borrow up to an additional $90.0 million through August 31, 2015.
(2) Net of letters of credit
(3) The Company has the option to extend the maturity for two additional six-month periods.

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

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$127,413	119,596	7,817
Net cash used in investing activities	(76,706)	(162,636)	85,930
Net cash used in financing activities	(137,369)	(908)	(136,461)
Net decrease in cash and cash equivalents	$(86,662)	(43,948)	(42,714)
Total cash and cash equivalents	$27,114	36,736	(9,622)

Net cash provided by operating activities:

Net cash provided by operating activities increased $7.8 million due to:

•	$12.6 million increase in cash from operating income; and,

•	$4.0 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began generating cash flows; offset by

•	$4.6 million decrease as a result of the cash generated from settlement of the treasury hedges in May 2014 in connection with our bond issuance; and,

•	$4.1 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $101.3 million and $96.6 million for the six months ended June 30, 2015 and 2014, respectively. Our dividend distribution policy is set by our Board of Directors who monitors our financial position. Our Board of Directors recently declared our quarterly dividend on shares of our common stock of $0.485 per share, payable on September 2, 2015. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities decreased by $85.9 million, primarily due to the Company completing no shopping center acquisitions in 2015:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—	(79,444)	79,444
Advance deposits on acquisition of operating real estate	(4,500)	—	(4,500)
Real estate development and capital improvements	(109,118)	(93,764)	(15,354)
Proceeds from sale of real estate investments	26,567	7,790	18,777
Investments in real estate partnerships	(1,344)	(4,287)	2,943
Distributions received from investments in real estate partnerships	15,014	21,496	(6,482)
Dividends on investments	87	66	21
Acquisition of securities	(20,581)	(18,195)	(2,386)
Proceeds from sale of securities	17,169	3,702	13,467
Net cash used in investing activities	$(76,706)	(162,636)	85,930

Significant changes in investing and divesting activities include:

•	We did not acquire any operating properties during 2015, compared to the acquisition of four shopping centers for $79.4 million in the same period of 2014.

•	We invested an additional $15.4 million on real estate development and capital improvements, as further discussed in the table below.

•	We received proceeds of $26.6 million from the sale of two shopping centers in 2015, compared to $7.8 million for two shopping centers and three out-parcels during 2014.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $15.0 million received in 2015 is primarily driven by $12.3 million of proceeds from the sale of one shopping center with a co-investment partner and $2.3 million of financing proceeds. During 2014, we received $21.5 million from selling four operating properties and land held in partnerships.

•	Acquisition of securities and proceeds from sale of securities result from investing activities, including our non-qualified deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $109.1 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Capital expenditures:
Land acquisitions	$—	17,282	(17,282)
Building and tenant improvements	13,106	13,634	(528)
Redevelopments	24,351	14,299	10,052
Developments	59,494	37,007	22,487
Capitalized interest	4,015	3,272	743
Capitalized direct compensation	8,152	8,270	(118)
Real estate development and capital improvements	$109,118	93,764	15,354

•	There were no land acquisitions during 2015, as compared to the acquisition of two land parcels for $17.3 million during 2014.

•
Redevelopment expenditures were higher during 2015 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures were higher during 2015 due to the larger size of and progress towards completion of our development projects. At June 30, 2015 and December 31, 2014, we had six and seven development projects, respectively, that were either under construction or in lease up.

We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project as summarized in the table above. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.1 million per year.

The following table details our development projects:

(in thousands, except cost PSF)				June 30, 2015
Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	$15,143	83%	50	$303
Persimmon Place	Dublin, CA	Q1-14	June-15	59,976	84%	153	392
Willow Oaks Crossing	Concord, NC	Q2-14	Nov-15	13,608	50%	69	197
Belmont Shopping Center	Ashburn, VA	Q3-14	Aug-15	28,482	55%	91	313
CityLine Market	Richardson, TX	Q3-14	March-16	27,898	42%	80	349
The Village at La Floresta	Brea, CA	Q4-14	Feb-16	33,116	52%	87	381
Total				$178,223	64%	530	$336	(2)

(1) Amount represents costs on an accrual basis, including leasing costs, net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our completed development project:

(in thousands, except cost PSF)		Six months ended June 30, 2015
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Fountain Square	Miami, FL	6/30/2015	$55,937	177	$316
(1) Includes leasing costs, net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities increased by $136.5 million during 2015, for dividend payments and debt repayments with no offsetting debt issuance, as follows:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Cash flows from financing activities:
Equity issuances	$955	—	955
Stock redemption	—	(300)	300
Distributions to limited partners in consolidated partnerships, net	(1,722)	(938)	(784)
Dividend payments	(101,307)	(96,611)	(4,696)
Unsecured credit facilities, net	45,000	10,000	35,000
Proceeds from debt issuance	2,399	249,360	(246,961)
Payment of debt issue costs	(3,746)	(2,391)	(1,355)
Debt repayment	(78,948)	(160,028)	81,080
Net cash used in financing activities	$(137,369)	(908)	(136,461)

Significant financing activities during the six months ended June 30, 2015 and 2014 include:

•	During 2015, we borrowed $45.0 million on our Line, net of repayments, as compared to the $10.0 million during 2014.

•
During the six months ended June 30, 2015, we spent $78.9 million to repay three mortgages that were scheduled to mature in 2015 in addition to scheduled principal payments, as compared to $160.0 million in 2014, of which $150.0 million was used to repay maturing ten-year unsecured public debt, $6.6 million to repay one mortgage scheduled to mature in 2014, and scheduled principal payments.

We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2015, 80.1% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.7 times for the trailing four quarters ended June 30, 2015 and 2014. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the remainder of 2015, we estimate that we will require approximately $458.7 million of cash, including $91.4 million to complete in-process developments and redevelopments, $350.1 million to repay maturing debt and approximately $17.2 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. To meet our cash requirements, we will utilize cash generated from operations, proceeds from the sale of real estate, proceeds from settling our $193.8 million Forward Equity Offering, up to $839.1 million available borrowings from our Line and Term Loan, and when the capital markets are favorable, proceeds from the sale of equity under our remaining $95.0 million ATM program and the issuance of new long-term debt.

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

On August 3, 2015, we repaid $350.0 million of fixed rate, unsecured debt at maturity, from a $350.0 million draw on our unsecured credit facilities.  We currently expect to repay the credit facilities draw using proceeds from partially settling the Forward Equity Offering and issuing new long-term debt during 2015.  We also have $400.0 million of fixed rate, unsecured debt maturing June 15, 2017, which we expect to repay in 2017 from the proceeds of issuing new long-term debt, draws on the Line and other proceeds.  In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2015 and an additional $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 2.67% and 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield. At June 30, 2015, the fair value of the interest rate swaps that are expected to settle in 2015 is a $3.6 million obligation.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, with the Minimum Tangible Net Worth covenant removed from our Unsecured Credit Facilities. We are in compliance with these covenants at June 30, 2015 and expect to remain in compliance.

Investments in Real Estate Partnerships

At June 30, 2015 and December 31, 2014, we had investments in real estate partnerships of $309.5 million and $333.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Regency's Share (1)		Combined
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Number of Co-investment Partnerships			13	13
Regency’s Ownership			20%-50%	20%-50%
Number of Properties			119	120
Assets	$956,626	981,359	$2,739,947	2,807,502
Liabilities	538,243	539,310	1,559,648	1,558,874
Equity (2)	418,383	442,049	1,180,299	1,248,628
less: Impairment	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(29,336)	(29,379)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$309,544	333,167
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

(2) The difference between our share of the net assets of the co-investment partnerships and our investments in real estate partnerships per the accompanying Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 relates to the differences noted in the reconciliation above (in thousands).

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2015	December 31, 2014
GRI - Regency, LLC (GRIR) (1)	40.00%	$229,121	247,175
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	15,616	15,916
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	6,387	9,343
Cameron Village, LLC (Cameron)	30.00%	11,462	12,114
RegCal, LLC (RegCal) (1)	25.00%	12,889	13,354
US Regency Retail I, LLC (USAA) (1)	20.01%	534	806
Other investments in real estate partnerships	50.00%	33,535	34,459
Total		$309,544	333,167

(1) These partnership agreements have a unilateral right for election to dissolve the partnership and receive a distribution-in-kind ("DIK") upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to these partnerships. During 2015, the Company did not sell any properties to these real estate partnerships.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2015	$9,913	59,803	—	69,716	20,742
2016	17,135	305,076	—	322,211	113,155
2017	17,517	77,385	11,460	106,362	24,214
2018	18,696	67,022	—	85,718	27,655
2019	17,934	65,939	—	83,873	21,618
Beyond 5 Years	34,827	763,123	—	797,950	298,764
Unamortized debt premiums, net	—	(1,249)	—	(1,249)	(550)
Total	$116,022	1,337,099	11,460	1,464,581	505,598

At June 30, 2015, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2025, of which 99.2% had a weighted average fixed interest rate of 5.4%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 1.8%. These loans are all non-recourse, and our pro-rata share was $505.6 million as of June 30, 2015. As notes payable mature, they will be repaid from proceeds from refinancing and partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Asset management, property management, leasing, and investment and financing services	$5,856	6,026	11,993	12,188

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended June 30, 2015 to 2014:

Our revenues increased as summarized in the following table:

	Three months ended June 30,
(in thousands)	2015	2014	Change
Minimum rent	$102,390	97,778	4,612
Percentage rent	300	545	(245)
Recoveries from tenants	30,421	28,146	2,275
Other income	2,010	2,170	(160)
Management, transaction, and other fees	6,008	6,253	(245)
Total revenues	$141,129	134,892	6,237

Minimum rent increased as follows:

•	$200,000 increase due to the 2014 acquisitions of operating properties and $2.5 million increase from operations beginning at development properties; and

•
$4.1 million increase from same properties driven by higher rental rates and rent paying occupancy growth (same property includes operating properties owned for the entirety of both calendar year periods being presented, including redevelopments);

•	offset by a $2.2 million decrease from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$241,000 increase due to the 2014 acquisitions of operating properties and $579,000 increase from operations beginning at development properties; and

•	$2.0 million increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, driven by occupancy improvements;

•	offset by $570,000 decrease from the sale of operating properties.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2015	2014	Change
Depreciation and amortization	$36,225	36,023	202
Operating and maintenance	20,185	19,498	687
General and administrative	15,099	15,223	(124)
Real estate taxes	15,667	14,898	769
Other operating expenses	1,779	1,795	(16)
Total operating expenses	$88,955	87,437	1,518

Operating and maintenance costs increased $687,000 attributable to the following:

•	$431,000 increase related to operations beginning at development properties;

•	$238,000 related to 2014 acquired properties; and

•	$464,000 at same properties, primarily driven by snow removal costs;

•	offset by $446,000 decrease for sold properties.

General and administrative expenses decreased $124,000 from a $667,000 reduction in value of participant obligations within the deferred compensation plan, offset by higher salaries, benefits and incentives.
Real estate taxes increased $769,000, due to

•	$188,000 increase related to operations beginning at development properties;

•	$124,000 related to 2014 acquired properties; and

•	$665,000 at same properties from increased tax assessments;

•	offset by $208,000 decrease from sold properties.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	$25,856	26,121	(265)
Interest on unsecured credit facilities	786	1,069	(283)
Capitalized interest	(1,956)	(1,631)	(325)
Hedge expense	2,252	2,351	(99)
Interest income	(263)	(465)	202
Interest expense, net	26,675	27,445	(770)
Net investment income	(367)	(628)	261
Total other expense (income)	$26,308	26,817	(509)

Our interest expense decreased mainly due to higher capitalized interest, which is based on higher cumulative costs incurred on development and redevelopment projects. Additional decreases resulted from lower average outstanding balances and variable interest rates on our unsecured credit facilities, and from reducing our notes payable.

The $261,000 decrease in net investment income is largely related to the change in the fair value of plan assets in the non-qualified deferred compensation plan, which is consistent with the change in plan liabilities included in general and administrative expenses above.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended June 30,
(in thousands)	Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$5,336	1,916	3,420
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	380	354	26
Columbia Regency Partners II, LLC (Columbia II)	20.00%	142	(230)	372
Cameron Village, LLC (Cameron)	30.00%	216	121	95
RegCal, LLC (RegCal)	25.00%	100	683	(583)
Regency Retail Partners, LP (the Fund) (1)	20.00%	—	3	(3)
US Regency Retail I, LLC (USAA)	20.01%	191	175	16
Other investments in real estate partnerships	50.00%	392	5,810	(5,418)
Total		$6,757	8,832	(2,075)

(1) On August 13, 2013, Regency Retail Partners, LP (the "Fund") sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds in 2014.

The decrease in our equity in income of investments in real estate partnerships is principally due to the sale of operating properties and land from the various partnerships during the periods:

•
The GRIR partnership income increase of $3.4 million was driven by our $1.1 million pro-rata gain on one operating property sold during 2015 coupled with $1.7 million less pro-rata depreciation expense due to a redevelopment demolition in 2014.

•	The RegCal partnership income decreased $583,000 this quarter as 2014 included $651,000 of pro-rata gain from the sale of an operating property during the three months ended June 30, 2014.

•	Our other real estate partnerships sold an operating property which generated a pro-rata gain of $4.9 million during the three months ended June 30, 2014.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2015	2014	Change
Income from operations	$32,623	29,470	3,153
Gain on sale of real estate	5,657	1,691	3,966
Income attributable to noncontrolling interests	(534)	(413)	(121)
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$32,480	25,482	6,998
Net income attributable to exchangeable operating partnership units	61	53	8
Net income attributable to common unit holders	$32,541	25,535	7,006

During the three months ended June 30, 2015, we sold an operating property for a gain of $5.7 million, net of taxes, as compared to $1.7 million gain for an operating property sold during the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 to 2014:

Our revenues increased as summarized in the following table:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Minimum rent	$203,695	192,314	11,381
Percentage rent	2,108	1,930	178
Recoveries from tenants	59,356	55,687	3,669
Other income	4,123	5,670	(1,547)
Management, transaction, and other fees	12,246	12,572	(326)
Total revenues	$281,528	268,173	13,355

Minimum rent increased as follows:

•	$2.8 million increase due to the 2014 acquisitions of operating properties and $4.3 million increase from operations beginning at development properties; and

•	$8.1 million increase from same properties driven by higher rental rates and rent paying occupancy growth;

•	offset by a $3.8 million decrease from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$855,000 increase due to the 2014 acquisitions of operating properties and $1.2 million increase from operations beginning at development properties; and

•	$2.5 million increase from same properties associated with higher recoverable costs and rent paying occupancy improvements;

•	offset by $866,000 decrease from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, decreased primarily as a result of a large settlement fee earned in the first quarter of 2014.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Asset management fees	$3,121	3,014	107
Property management fees	6,631	6,610	21
Leasing commissions and other fees	2,494	2,948	(454)
Total management, transaction, and other fees	$12,246	12,572	(326)

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Depreciation and amortization	$72,218	73,929	(1,711)
Operating and maintenance	41,358	40,003	1,355
General and administrative	31,477	29,421	2,056
Real estate taxes	30,798	29,697	1,101
Other operating expenses	2,943	3,968	(1,025)
Total operating expenses	$178,794	177,018	1,776

Depreciation and amortization decreased $1.7 million:

•	$464,000 increase from acquisitions;

•	$1.1 million increase from new development operations;

•	offset by a $1.4 million decrease at same properties attributable to a large redevelopment beginning during 2014;

•	and a $1.9 million decrease from disposals.

Operating and maintenance increased $1.4 million:

•	$781,000 from acquisitions;

•	$866,000 from new development operations; and

•	$462,000 at same properties;

•	partially offset by a decrease $754,000 from sold properties.

General and administrative expenses increased $2.1 million due to higher salaries, benefits and incentives of $2.3 million, offset by a reduction in value of participant obligations within the deferred compensation plan.

Real estate taxes increased $1.1 million:

•	$555,000 from acquisitions,

•	$531,000 from new development operations, and

•	$421,000 at same properties,

•	partially offset by a decrease of $406,000 from sold properties.

Other operating expenses decreased $1.0 million for the six months ended June 30, 2015 primarily due to increases in transaction costs in the second quarter of 2014 due to property acquisitions and pursuit costs.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	$51,748	51,758	(10)
Interest on unsecured credit facilities	1,602	1,921	(319)
Capitalized interest	(4,015)	(3,272)	(743)
Hedge expense	4,502	4,853	(351)
Interest income	(529)	(680)	151
Interest expense, net	53,308	54,580	(1,272)
Provision for impairment	—	225	(225)
Early extinguishment of debt	(61)	—	(61)
Net investment income	(1,000)	(821)	(179)
Total other expense (income)	$52,247	53,984	(1,737)

Our interest expense decreased mainly due to:

•	lower average outstanding balances and variable interest rates on our unsecured credit facilities;

•	higher capitalized interest, which is based on higher cumulative costs incurred on development and redevelopment projects; and

•	hedge expense decreased as our 2014 favorably settled forward starting hedges are amortizing into interest expense to reduce our overall bond interest yield.

During the six months ended June 30, 2014, we recognized a $225,000 impairment on three parcels of land. We did not have any impairments during the six months ended June 30, 2015.

Our equity in income of investments in real estate partnerships decreased as follows:

		Six months ended June 30,
(in thousands)	Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,330	5,126	4,204
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	750	735	15
Columbia Regency Partners II, LLC (Columbia II)	20.00%	294	(47)	341
Cameron Village, LLC (Cameron)	30.00%	362	308	54
RegCal, LLC (RegCal)	25.00%	234	775	(541)
Regency Retail Partners, LP (the Fund) (1)	20.00%	—	16	(16)
US Regency Retail I, LLC (USAA)	20.01%	408	335	73
Other investments in real estate partnerships	50.00%	946	9,392	(8,446)
Total		$12,324	16,640	(4,316)

(1) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds in 2014.

The $4.3 million decrease in our equity in income in investments in real estate partnerships for 2015, as compared to 2014, is largely attributed to:

•
$4.2 million increase in pro-rata share of income from our GRIR partnership was driven by our $1.1 million pro-rata gain on one operating property sold during 2015 coupled with $1.7 million less pro-rata depreciation expense due to redevelopment activity in 2014;

•	$424,000 pro-rata share of impairment losses recognized upon sale of two properties within Columbia II during 2014;

•	$654,000 of pro-rata gain on one operating property disposed of within RegCal during 2014; and

•	$8.4 million decrease within our Other investment partnerships driven by the gains on sale of two land parcels and one operating property during 2014.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2015	2014	Change
Income from operations	$62,811	53,811	9,000
Gain on sale of real estate	6,460	2,406	4,054
Income attributable to noncontrolling interests	(1,087)	(814)	(273)
Preferred stock dividends	(10,531)	(10,531)	—
Net income attributable to common stockholders	$57,653	44,872	12,781
Net income attributable to exchangeable operating partnership units	110	95	15
Net income attributable to common unit holders	$57,763	44,967	12,796

During the six months ended June 30, 2015, we sold two operating properties resulting in a gain of $6.5 million, compared to a gain of $2.4 million from the sale of two operating properties during 2014.

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

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes Non-Same Properties and Properties in Development. A Non-Same Property is a property acquired, sold, or development property completed during either calendar year period being compared.

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

Same Property NOI
Our pro-rata same property NOI grew 4.2% from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Base rent	$117,140	112,815	4,325	$233,246	224,488	8,758
Percentage rent	736	1,089	(353)	3,136	3,125	11
Recovery revenue	35,858	33,940	1,918	70,337	68,322	2,015
Other income	1,667	1,826	(159)	3,250	4,587	(1,337)
Operating expenses	42,116	40,989	1,127	85,233	84,913	320
Pro-rata same property NOI	$113,285	108,681	4,604	$224,736	215,609	9,127
Growth			4.2%			4.2%

Pro-rata same property base rent increased $4.3 million and $8.8 million during the three and six months ended June 30, 2015, respectively, because of contractual rent steps, rental rate growth, and improvements in rent paying occupancy.

Pro-rata same property recovery revenue increased $1.9 million and $2.0 million during the three and six months ended June 30, 2015, respectively, from increases in recoverable costs and improvements in rent paying occupancy.

Pro-rata same property other income decreased $1.3 million during the six months ended June 30, 2015 as a result of a large settlement fee earned in 2014.

Pro-rata same property operating expenses increased $1.1 million during the three months ended June 30, 2015 primarily associated with increased real estate taxes and snow removal costs.

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,
	2015			2014
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$60,343	(27,720)	32,623	57,563	(28,093)	29,470
Less:
Management, transaction, and other fees	—	6,008	6,008	—	6,253	6,253
Other (2)	1,502	679	2,181	1,729	913	2,642
Plus:
Depreciation and amortization	32,380	3,845	36,225	31,248	4,775	36,023
General and administrative	—	15,099	15,099	—	15,223	15,223
Other operating expense, excluding provision for doubtful accounts	(72)	1,294	1,222	205	1,059	1,264
Other expense (income)	6,701	19,607	26,308	7,542	19,275	26,817
Equity in income (loss) of investments in real estate excluded from NOI (3)	15,435	495	15,930	13,852	423	14,275
Pro-rata NOI	$113,285	5,933	119,218	108,681	5,496	114,177

	Six months ended June 30,
	2015			2014
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations, before tax	$118,199	(55,388)	62,811	107,249	(53,438)	53,811
Less:
Management, transaction, and other fees	—	12,246	12,246	—	12,572	12,572
Other(2)	3,467	1,101	4,568	4,075	1,015	5,090
Plus:
Depreciation and amortization	65,189	7,029	72,218	66,592	7,337	73,929
General and administrative	—	31,477	31,477	—	29,421	29,421
Other operating expense, excluding provision for doubtful accounts	(119)	1,787	1,668	282	2,824	3,106
Other expense (income)	13,280	38,967	52,247	15,026	38,958	53,984
Equity in income (loss) of investments in real estate excluded from NOI (3)	31,654	1,007	32,661	30,535	(2,059)	28,476
Pro-rata NOI	$224,736	11,532	236,268	215,609	9,456	225,065
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

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2015		2014
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	304	26,730	314	26,050
Disposed properties	(1)	(54)	(5)	(74)
SF adjustments (1)	—	6	—	57
Ending same property count	303	26,682	309	26,033

	Six months ended June 30,
	2015		2014
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	298	25,526	304	25,109
Acquired properties owned for entirety of comparable periods	4	427	6	560
Developments that reached completion by beginning of earliest comparable period presented	3	790	5	359
Disposed properties	(2)	(75)	(6)	(85)
SF adjustments (1)	—	14	—	90
Ending same property count	303	26,682	309	26,033
(1) SF adjustments arise from remeasurements or redevelopments.

FFO and Core FFO
The Company's reconciliation of net income available to common shareholders to FFO and Core FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2015	2014	2015	2014
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$32,480	25,482	$57,653	44,872
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	45,293	46,645	90,385	93,383
Provision for impairment (2)	—	424	—	424
Gain on sale of operating properties (2)	(6,792)	(6,710)	(7,475)	(7,419)
Exchangeable operating partnership units	61	53	110	95
FFO	$71,042	65,894	$140,673	131,355
Reconciliation of FFO to Core FFO
FFO	$71,042	65,894	$140,673	131,355
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)	484	371	523	1,711
Gain on sale of land (2)	43	(424)	(68)	(3,328)
Provision for impairment to land	—	—	—	225
Hedge ineffectiveness (2)	1	—	4	—
Early extinguishment of debt (2)	—	41	(61)	41
Investment income	(417)	—	(417)	—
Core FFO	$71,153	65,882	$140,654	130,004
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

As of June 30, 2015 we had accrued liabilities of $9.5 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2015.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended June 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2015	—	$—	—	$—
May 1 through May 31, 2015	—	$—	—	$—
June 1 through June 30, 2015	—	$—	—	$—

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

August 6, 2015	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 6, 2015	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)