Form 10-Q
period 2015-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2015-11-05
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 94,162,229 as of October 30, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2015, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(in thousands, except share data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,431,612	1,380,211
Buildings and improvements	2,880,141	2,790,137
Properties in development	187,240	239,538
	4,498,993	4,409,886
Less: accumulated depreciation	1,014,788	933,708
	3,484,205	3,476,178
Investments in real estate partnerships	321,164	333,167
Net real estate investments	3,805,369	3,809,345
Cash and cash equivalents	23,880	113,776
Restricted cash	5,142	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,377 and $4,523 at September 30, 2015 and December 31, 2014, respectively	24,642	30,999
Straight-line rent receivable, net of reserve of $1,176 and $652 at September 30, 2015 and December 31, 2014, respectively	61,435	55,768
Notes receivable	11,314	12,132
Deferred costs, less accumulated amortization of $85,591 and $81,822 at September 30, 2015 and December 31, 2014, respectively	77,599	71,502
Acquired lease intangible assets, less accumulated amortization of $43,350 and $36,112 at September 30, 2015 and December 31, 2014, respectively	108,400	52,365
Trading securities held in trust, at fair value	28,291	28,134
Other assets	24,815	15,136
Total assets	$4,170,887	4,197,170
Liabilities and Equity
Liabilities:
Notes payable	$1,808,652	1,946,357
Unsecured credit facilities	215,000	75,000
Accounts payable and other liabilities	171,304	181,197
Acquired lease intangible liabilities, less accumulated accretion of $16,689 and $13,993 at September 30, 2015 and December 31, 2014, respectively	43,161	32,143
Tenants’ security, escrow deposits and prepaid rent	24,726	25,991
Total liabilities	2,262,843	2,260,688
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at September 30, 2015 and December 31, 2014, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 94,161,761 and 94,108,061 shares issued at September 30, 2015 and December 31, 2014, respectively	942	941
Treasury stock at cost, 414,541 and 425,246 shares held at September 30, 2015 and December 31, 2014, respectively	(19,438)	(19,382)
Additional paid in capital	2,542,791	2,540,153
Accumulated other comprehensive loss	(62,307)	(57,748)
Distributions in excess of net income	(907,962)	(882,372)
Total stockholders’ equity	1,879,026	1,906,592
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $9,582 and $9,833 at September 30, 2015 and December 31, 2014, respectively	(1,940)	(1,914)
Limited partners’ interests in consolidated partnerships	30,958	31,804
Total noncontrolling interests	29,018	29,890
Total equity	1,908,044	1,936,482
Total liabilities and equity	$4,170,887	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Minimum rent	$105,071	98,620	$308,766	290,935
Percentage rent	486	371	2,593	2,301
Recoveries from tenants and other income	30,725	28,787	94,205	90,144
Management, transaction, and other fees	5,786	5,781	18,032	18,353
Total revenues	142,068	133,559	423,596	401,733
Operating expenses:
Depreciation and amortization	37,032	36,417	109,249	110,345
Operating and maintenance	19,761	18,149	61,119	58,152
General and administrative	14,750	14,463	46,227	43,883
Real estate taxes	16,044	14,832	46,842	44,529
Other operating expenses	1,880	2,062	4,825	5,665
Total operating expenses	89,467	85,923	268,262	262,574
Other expense (income):
Interest expense, net	25,099	27,561	78,407	82,141
Provision for impairment	—	—	—	225
Early extinguishment of debt	—	—	(61)	—
Net investment loss (income), including unrealized losses of $1,296 and $472, and $1,771 and $289 for the three and nine months ended September 30, 2015 and 2014, respectively	1,190	(94)	190	(915)
Total other expense	26,289	27,467	78,536	81,451
Income from operations before equity in income of investments in real estate partnerships	26,312	20,169	76,798	57,708
Equity in income of investments in real estate partnerships	5,667	5,713	17,991	22,353
Income from operations	31,979	25,882	94,789	80,061
Gain on sale of real estate	27,755	27,558	34,215	29,598
Net income	59,734	53,440	129,004	109,659
Noncontrolling interests:
Exchangeable operating partnership units	(94)	(90)	(204)	(185)
Limited partners’ interests in consolidated partnerships	(643)	(142)	(1,619)	(863)
Income attributable to noncontrolling interests	(737)	(232)	(1,823)	(1,048)
Net income attributable to the Company	58,997	53,208	127,181	108,611
Preferred stock dividends	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common stockholders	$53,731	47,942	$111,384	92,814

Income per common share - basic	$0.57	0.52	$1.18	1.00
Income per common share - diluted	$0.57	0.52	$1.18	1.00
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$59,734	53,440	$129,004	109,659
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,011	2,107	6,225	6,639
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(15,768)	(3,651)	(11,274)	(28,603)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	144	153	429	459
Available for sale securities
Unrealized (loss) gain on available-for-sale securities (note 4)	(43)	3,895	(73)	4,809
Other comprehensive (loss) income	(13,656)	2,504	(4,693)	(16,696)
Comprehensive income	46,078	55,944	124,311	92,963
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	737	232	1,823	1,048
Other comprehensive (loss) income attributable to noncontrolling interests	(149)	56	(134)	(137)
Comprehensive income attributable to noncontrolling interests	588	288	1,689	911
Comprehensive income attributable to the Company	$45,490	55,656	$122,622	92,052
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	108,611	108,611	185	863	1,048	109,659
Other comprehensive loss	—	—	—	—	(16,559)	—	(16,559)	(29)	(108)	(137)	(16,696)
Deferred compensation plan, net	—	—	(2,441)	2,441	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	8,747	—	—	8,747	—	—	—	8,747
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,528)	—	—	(3,528)	—	—	—	(3,528)
Common stock issued for dividend reinvestment plan	—	—	—	895	—	—	895	—	—	—	895
Common stock issued for partnership units exchanged	—	—	—	137	—	—	137	(137)	—	(137)	—
Common stock issued for stock offerings, net of issuance costs	—	9	—	49,291	—	—	49,300	—	—	—	49,300
Redemption of partnership units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Contributions from partners	—	—	—	—	—	—	—	—	15,933	15,933	15,933
Distributions to partners	—	—	—	—	—	—	—	—	(5,051)	(5,051)	(5,051)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.41 per share)	—	—	—	—	—	(129,939)	(129,939)	(228)	—	(228)	(130,167)
Balance at September 30, 2014	$325,000	932	(19,167)	2,484,460	(33,963)	(912,041)	1,845,221	(1,935)	30,843	28,908	1,874,129

Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	127,181	127,181	204	1,619	1,823	129,004
Other comprehensive income	—	—	—	—	(4,559)	—	(4,559)	(7)	(127)	(134)	(4,693)
Deferred compensation plan, net	—	—	(56)	56	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	10,441	—	—	10,441	—	—	—	10,441
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,770)	—	—	(9,770)	—	—	—	(9,770)
Common stock issued for dividend reinvestment plan	—	—	—	966	—	—	966	—	—	—	966

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2015 and 2014 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock issued for stock offerings, net of issuance costs	—	1	—	945	—	—	946	—	—	—	946
Contributions from partners	—	—	—	—	—	—	—	—	454	454	454
Distributions to partners	—	—	—	—	—	—	—	—	(2,792)	(2,792)	(2,792)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.455 per share)	—	—	—	—	—	(136,974)	(136,974)	(223)	—	(223)	(137,197)
Balance at September 30, 2015	$325,000	942	(19,438)	2,542,791	(62,307)	(907,962)	1,879,026	(1,940)	30,958	29,018	1,908,044
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$129,004	109,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,249	110,355
Amortization of deferred loan cost and debt premium	7,404	8,095
Amortization and (accretion) of above and below market lease intangibles, net	(1,250)	(2,315)
Stock-based compensation, net of capitalization	8,379	6,885
Equity in income of investments in real estate partnerships	(17,991)	(22,353)
Gain on sale of real estate	(34,215)	(29,598)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	34,527	30,008
Settlement of derivative instruments	(7,267)	4,648
Gain on derivative instruments	—	(13)
Deferred compensation expense	(610)	610
Realized and unrealized loss (gain) on investments	189	(612)
Changes in assets and liabilities:
Restricted cash	1,534	497
Accounts receivable	(4,408)	(2,801)
Straight-line rent receivables, net	(6,274)	(4,724)
Deferred leasing costs	(8,268)	(6,416)
Other assets	(2,257)	131
Accounts payable and other liabilities	10,230	15,018
Tenants’ security, escrow deposits and prepaid rent	(1,152)	511
Net cash provided by operating activities	216,763	217,810
Cash flows from investing activities:
Acquisition of operating real estate	(42,983)	(98,018)
Advance deposits on acquisition of operating real estate	(2,250)	—
Real estate development and capital improvements	(150,967)	(160,552)
Proceeds from sale of real estate investments	93,727	62,788
Collection of notes receivable	1,000	—
Investments in real estate partnerships	(18,644)	(6,012)
Distributions received from investments in real estate partnerships	15,014	29,916
Dividends on investments	128	100
Acquisition of securities	(25,675)	(19,866)
Proceeds from sale of securities	22,296	5,344
Net cash used in investing activities	(108,354)	(186,300)
Cash flows from financing activities:
Net proceeds from common stock issuance	946	49,300
Proceeds from sale of treasury stock	51	—
Redemption of preferred stock and partnership units	—	(300)
Distributions to limited partners in consolidated partnerships, net	(2,352)	(4,619)
Distributions to exchangeable operating partnership unit holders	(223)	(228)
Dividends paid to common stockholders	(136,008)	(129,044)
Dividends paid to preferred stockholders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(350,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	248,160	248,705
Proceeds from unsecured credit facilities	445,000	255,000
Repayment of unsecured credit facilities	(305,000)	(255,000)
Proceeds from notes payable	3,325	12,025
Repayment of notes payable	(76,027)	(13,487)
Scheduled principal payments	(4,384)	(5,068)
Payment of loan costs	(5,996)	(2,973)
Net cash used in financing activities	(198,305)	(11,486)
Net (decrease) increase in cash and cash equivalents	(89,896)	20,024
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$23,880	100,708

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,403 and $5,158 in 2015 and 2014, respectively)	$71,734	72,573
Cash paid for income taxes	$871	94
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$42,799	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$(10,845)	(28,144)
Common stock issued for dividend reinvestment plan	$966	895
Stock-based compensation capitalized	$2,196	2,026
Contributions from limited partners in consolidated partnerships, net	$13	116
Common stock issued for dividend reinvestment in trust	$631	581
Contribution of stock awards into trust	$1,633	1,865
Distribution of stock held in trust	$1,898	4
Change in fair value of securities available-for-sale	$(73)	4,809
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(in thousands, except unit data)

	2015	2014
Assets	(unaudited)
Real estate investments at cost:
Land	$1,431,612	1,380,211
Buildings and improvements	2,880,141	2,790,137
Properties in development	187,240	239,538
	4,498,993	4,409,886
Less: accumulated depreciation	1,014,788	933,708
	3,484,205	3,476,178
Investments in real estate partnerships	321,164	333,167
Net real estate investments	3,805,369	3,809,345
Cash and cash equivalents	23,880	113,776
Restricted cash	5,142	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,377 and $4,523 at September 30, 2015 and December 31, 2014, respectively	24,642	30,999
Straight-line rent receivable, net of reserve of $1,176 and $652 at September 30, 2015 and December 31, 2014, respectively	61,435	55,768
Notes receivable	11,314	12,132
Deferred costs, less accumulated amortization of $85,591 and $81,822 at September 30, 2015 and December 31, 2014, respectively	77,599	71,502
Acquired lease intangible assets, less accumulated amortization of $43,350 and $36,112 at September 30, 2015 and December 31, 2014, respectively	108,400	52,365
Trading securities held in trust, at fair value	28,291	28,134
Other assets	24,815	15,136
Total assets	$4,170,887	4,197,170
Liabilities and Capital
Liabilities:
Notes payable	$1,808,652	1,946,357
Unsecured credit facilities	215,000	75,000
Accounts payable and other liabilities	171,304	181,197
Acquired lease intangible liabilities, less accumulated accretion of $16,689 and $13,993 at September 30, 2015 and December 31, 2014, respectively	43,161	32,143
Tenants’ security, escrow deposits and prepaid rent	24,726	25,991
Total liabilities	2,262,843	2,260,688
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at June 30, 2015 and December 31, 2014, liquidation preference of $25 per unit	325,000	325,000
General partner; 94,161,761 and 94,108,061 units outstanding at September 30, 2015 and December 31, 2014, respectively	1,616,333	1,639,340
Limited partners; 154,170 units outstanding at September 30, 2015 and December 31, 2014	(1,940)	(1,914)
Accumulated other comprehensive loss	(62,307)	(57,748)
Total partners’ capital	1,877,086	1,904,678
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	30,958	31,804
Total noncontrolling interests	30,958	31,804
Total capital	1,908,044	1,936,482
Total liabilities and capital	$4,170,887	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Minimum rent	$105,071	98,620	$308,766	290,935
Percentage rent	486	371	2,593	2,301
Recoveries from tenants and other income	30,725	28,787	94,205	90,144
Management, transaction, and other fees	5,786	5,781	18,032	18,353
Total revenues	142,068	133,559	423,596	401,733
Operating expenses:
Depreciation and amortization	37,032	36,417	109,249	110,345
Operating and maintenance	19,761	18,149	61,119	58,152
General and administrative	14,750	14,463	46,227	43,883
Real estate taxes	16,044	14,832	46,842	44,529
Other operating expenses	1,880	2,062	4,825	5,665
Total operating expenses	89,467	85,923	268,262	262,574
Other expense (income):
Interest expense, net	25,099	27,561	78,407	82,141
Provision for impairment	—	—	—	225
Early extinguishment of debt	—	—	(61)	—
Net investment loss (income), including unrealized losses of $1,296 and $472, and $1,771 and $289 for the three and nine months ended September 30, 2015 and 2014, respectively	1,190	(94)	190	(915)
Total other expense	26,289	27,467	78,536	81,451
Income from operations before equity in income of investments in real estate partnerships	26,312	20,169	76,798	57,708
Equity in income of investments in real estate partnerships	5,667	5,713	17,991	22,353
Income from operations	31,979	25,882	94,789	80,061
Gain on sale of real estate	27,755	27,558	34,215	29,598
Net income	59,734	53,440	129,004	109,659
Limited partners’ interests in consolidated partnerships	(643)	(142)	(1,619)	(863)
Net income attributable to the Partnership	59,091	53,298	127,385	108,796
Preferred unit distributions	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common unit holders	$53,825	48,032	$111,588	92,999

Income per common unit - basic	$0.57	0.52	$1.18	1.00
Income per common unit - diluted	$0.57	0.52	$1.18	1.00
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$59,734	53,440	$129,004	109,659
Other comprehensive loss:
Loss on settlement of derivative instruments:
Amortization of loss on settled derivative instruments recognized in net income	2,011	2,107	6,225	6,639
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(15,768)	(3,651)	(11,274)	(28,603)
Less: reclassification adjustment for change in fair value of derivative instruments included in net income	144	153	429	459
Available for sale securities
Unrealized (loss) gain on available-for-sale securities (note 4)	(43)	3,895	(73)	4,809
Other comprehensive (loss) income	(13,656)	2,504	(4,693)	(16,696)
Comprehensive income	46,078	55,944	124,311	92,963
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	643	142	1,619	863
Other comprehensive income (loss) attributable to noncontrolling interests	86	(92)	(127)	(108)
Comprehensive income attributable to noncontrolling interests	729	50	1,492	755
Comprehensive income attributable to the Partnership	$45,349	55,894	$122,819	92,208
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2015 and 2014 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2013	$1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	108,611	185	—	108,796	863	109,659
Other comprehensive income	—	(29)	(16,559)	(16,588)	(108)	(16,696)
Contributions from partners	—	—	—	—	15,933	15,933
Distributions to partners	(129,939)	(228)	—	(130,167)	(5,051)	(135,218)
Redemption of partnership units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	8,747	—	—	8,747	—	8,747
Common units issued as a result of common stock issued by Parent Company, net of repurchases	46,667	—	—	46,667	—	46,667
Common units exchanged for common stock of Parent Company	137	(137)	—	—	—	—
Balance at September 30, 2014	1,879,184	(1,935)	(33,963)	1,843,286	30,843	1,874,129

Balance at December 31, 2014	1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	127,181	204	—	127,385	1,619	129,004
Other comprehensive loss	—	(7)	(4,559)	(4,566)	(127)	(4,693)
Contributions from partners	—	—	—	—	454	454
Distributions to partners	(136,974)	(223)	—	(137,197)	(2,792)	(139,989)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	10,441	—	—	10,441	—	10,441
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(7,858)	—	—	(7,858)	—	(7,858)
Balance at September 30, 2015	$1,941,333	(1,940)	(62,307)	1,877,086	30,958	1,908,044
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$129,004	109,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,249	110,355
Amortization of deferred loan cost and debt premium	7,404	8,095
Amortization and (accretion) of above and below market lease intangibles, net	(1,250)	(2,315)
Stock-based compensation, net of capitalization	8,379	6,885
Equity in income of investments in real estate partnerships	(17,991)	(22,353)
Gain on sale of real estate	(34,215)	(29,598)
Provision for impairment	—	225
Early extinguishment of debt	(61)	—
Distribution of earnings from operations of investments in real estate partnerships	34,527	30,008
Settlement of derivative instruments	(7,267)	4,648
Gain on derivative instruments	—	(13)
Deferred compensation expense	(610)	610
Realized and unrealized loss (gain) on investments	189	(612)
Changes in assets and liabilities:
Restricted cash	1,534	497
Accounts receivable	(4,408)	(2,801)
Straight-line rent receivables, net	(6,274)	(4,724)
Deferred leasing costs	(8,268)	(6,416)
Other assets	(2,257)	131
Accounts payable and other liabilities	10,230	15,018
Tenants’ security, escrow deposits and prepaid rent	(1,152)	511
Net cash provided by operating activities	216,763	217,810
Cash flows from investing activities:
Acquisition of operating real estate	(42,983)	(98,018)
Advance deposits on acquisition of operating real estate	(2,250)	—
Real estate development and capital improvements	(150,967)	(160,552)
Proceeds from sale of real estate investments	93,727	62,788
Collection of notes receivable	1,000	—
Investments in real estate partnerships	(18,644)	(6,012)
Distributions received from investments in real estate partnerships	15,014	29,916
Dividends on investments	128	100
Acquisition of securities	(25,675)	(19,866)
Proceeds from sale of securities	22,296	5,344
Net cash used in investing activities	(108,354)	(186,300)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	946	49,300
Proceeds from sale of treasury stock	51	—
Redemption of preferred partnership units	—	(300)
Distributions (to) from limited partners in consolidated partnerships, net	(2,352)	(4,619)
Distributions to partners	(136,231)	(129,272)
Distributions to preferred unit holders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(350,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	248,160	248,705
Proceeds from unsecured credit facilities	445,000	255,000
Repayment of unsecured credit facilities	(305,000)	(255,000)
Proceeds from notes payable	3,325	12,025
Repayment of notes payable	(76,027)	(13,487)
Scheduled principal payments	(4,384)	(5,068)
Payment of loan costs	(5,996)	(2,973)
Net cash used in financing activities	(198,305)	(11,486)
Net (decrease) increase in cash and cash equivalents	(89,896)	20,024
Cash and cash equivalents at beginning of the period	113,776	80,684
Cash and cash equivalents at end of the period	$23,880	100,708

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015, and 2014
(in thousands)
(unaudited)

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,403 and $5,158 in 2015 and 2014, respectively)	$71,734	72,573
Cash paid for income taxes	$871	94
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$42,799	78,049
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385
Change in fair value of derivative instruments	$(10,845)	(28,144)
Common stock issued by Parent Company for dividend reinvestment plan	$966	895
Stock-based compensation capitalized	$2,196	2,026
Contributions from limited partners in consolidated partnerships, net	$13	116
Common stock issued for dividend reinvestment in trust	$631	581
Contribution of stock awards into trust	$1,633	1,865
Distribution of stock held in trust	$1,898	4
Change in fair value of securities available-for-sale	$(73)	4,809
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. As of September 30, 2015, the Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 199 retail shopping centers and held partial interests in an additional 119 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP and will be effective for the Company on January 1, 2018, with adoption as early as January 1, 2017 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810), which requires amendments to both the variable interest entity ("VIE") and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The adoption of this standard during the first quarter of 2016 will not have a material impact on the Company's financial position or results of operations, but may result in additional disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company will adopt this ASU in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which is $8.8 million at September 30, 2015, exclusive of the line of credit costs. Debt issue costs related to the line of credit will remain in deferred costs.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired for development. Additionally, the Company made $2.3 million in deposits toward the potential acquisition of operating properties.

(in thousands)		Nine months ended September 30, 2015
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
9/1/15	University Commons	Boca Raton, FL	Operating	100%	$80,500	42,799	64,482	14,039

(in thousands)		Nine months ended September 30, 2014
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/14	Persimmon Place	Dublin, CA	Development	100%	$14,200	—	—	—
2/14/14	Shops at Mira Vista	Austin, TX	Operating	100%	22,500	319	2,329	291
3/7/14	Fairfield Portfolio (1)	Fairfield, CT	Operating	80%	149,344	77,730	12,650	5,601
6/2/14	Willow Oaks Crossing	Concord, NC	Development	100%	3,342	—	—	—
7/15/14	Clybourn Commons	Chicago, IL	Operating	100%	19,000	—	1,686	3,298
9/10/14	Belmont Chase	Ashburn, VA	Development	100%	4,300	—	—	—
9/19/14	CityLine Market	Dallas, TX	Development	100%	4,913	—	—	—
Total property acquisitions					$217,599	$78,049	$16,665	$9,190

(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio, consisting of three operating properties. As a result of consolidation, the Company recorded the non-controlling interest of $15.4 million at fair value. The portfolio consists of three operating properties located in Fairfield, CT.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, therefore pro-forma financial information is not required.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net proceeds from sale of real estate investments	$67,345	$55,569	$93,727	$62,788
Gain on sale of real estate	$27,755	$27,558	$34,215	$29,598
Number of operating properties sold	2	4	4	6
Number of land parcels sold	—	2	—	5
Percent interest sold	100%	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

4.    Available-for-Sale Securities

Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets, and consist of the following:

	September 30, 2015
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Certificates of deposit	$1,750	1	—	1,751
Corporate bonds	6,156	—	(74)	6,082
Total	$7,906	1	(74)	7,833

	September 30, 2014
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Common stock	$14,350	4,809	—	19,159
Realized gains or losses on investments are recorded in our consolidated statements of operations within other income. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. During the nine months ended September 30, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings.

The contractual maturities of available-for sale securities were as follows:

	September 30, 2015
(in thousands)	Less than 12 months	1-3 Years	Over 3 Years	Total
Certificates of deposit	$1,751	—	—	1,751
Corporate bonds	453	4,122	1,507	6,082
Total	$2,204	4,122	1,507	7,833

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

5.    Notes Payable and Unsecured Credit Facilities
The Company’s debt outstanding consists of the following:

(in thousands)	September 30, 2015	December 31, 2014
Notes payable:
Fixed rate mortgage loans	$479,413	518,993
Variable rate mortgage loans (1)	33,163	29,839
Fixed rate unsecured loans	1,296,076	1,397,525
Total notes payable	1,808,652	1,946,357
Unsecured credit facilities:
Line of Credit	50,000	—
Term Loan	165,000	75,000
Total unsecured credit facilities	215,000	75,000
Total debt outstanding	$2,023,652	2,021,357

(1) An interest rate swap is in place to establish a fixed interest rate on $28.1 million of this variable rate mortgage for both periods. See note 6.
The weighted average contractual interest rates were 5.2% and 1.1% on the fixed rate and variable rate debt, respectively, at September 30, 2015. Significant financing activity since December 31, 2014 includes the following:

•	The Company repaid three mortgages totaling $76.0 million that were scheduled to mature during 2015;

•	The Company borrowed $50.0 million, net of repayments, on its $800.0 million Line of Credit (the "Line");

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

•	In August 2015, the Company issued $250.0 million of 3.90% fixed rate ten-year unsecured public debt, which matures on November 1, 2025.

•	The proceeds from the public debt offering, along with borrowings of $90.0 million on the Term Loan, were used to repay $350.0 million of 5.25% fixed rate ten-year unsecured public debt that matured.

•	In September 2015, the Company assumed a mortgage with a fair value of $42.8 million upon acquisition of University Commons.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

As of September 30, 2015, scheduled principal payments and maturities on notes payable were as follows:

(in thousands)	September 30, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)		Total
2015	$2,127	—	—		2,127
2016	6,603	41,374	—		47,977
2017	5,937	116,383	400,000	(2)	522,320
2018	5,021	57,253	—		62,274
2019	4,044	106,000	215,000		325,044
Beyond 5 Years	16,274	141,362	900,000		1,057,636
Unamortized debt premiums (discounts), net	—	10,198	(3,924)		6,274
Total	$40,006	472,570	1,511,076		2,023,652
(1) Includes unsecured public debt and unsecured credit facilities.
(2) During October 2015, the Company notified the trustee that it will redeem $100.0 million of the 2017 unsecured public debt on November 27, 2015.

The Company was in compliance as of September 30, 2015 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

							Fair Value
(in thousands)							Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)		Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	September 30, 2015	December 31, 2014
10/16/13	10/16/20	N/A		$28,100	1 Month LIBOR	2.196%	$(1,272)	(764)
8/1/15	8/1/25	2/1/16	(3)	75,000	3 Month LIBOR	2.479%	—	(289)
8/1/15	8/1/25	2/1/16	(3)	50,000	3 Month LIBOR	2.479%	—	(193)
8/1/15	8/1/25	2/1/16	(3)	50,000	3 Month LIBOR	2.479%	—	(193)
8/1/15	8/1/25	2/1/16	(3)	45,000	3 Month LIBOR	3.412%	—	(3,964)
6/15/17	6/15/27	12/15/17		20,000	3 Month LIBOR	3.488%	(1,933)	(1,227)
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	(9,584)	(6,080)
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	(9,583)	(6,084)
Total derivative financial instruments							$(22,372)	(18,794)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) Derivatives in an asset position are included within Other Assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts Payable and Other Liabilities.
(3) In connection with the issuance of the new bonds, the Company terminated and settled these swaps, resulting in cash payments of $7.3 million. The settlement value of these swaps will amortize through interest expense over the life of the bonds.
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
September 30, 2015

does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheet.
The Company expects to issue new debt in 2017. In order to mitigate the risk of interest rate volatility, the Company previously entered into $220 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(15,768)	(3,651)	Interest expense	$(2,155)	(2,260)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(11,274)	(28,603)	Interest expense	$(6,654)	(7,098)	Other expenses	$—	—

As of September 30, 2015, the Company expects $8.8 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.3 million is related to previously settled swaps.

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$11,314	11,339	$12,132	11,980
Financial liabilities:
Notes payable	$1,808,652	1,925,400	$1,946,357	2,116,000
Unsecured credit facilities	$215,000	215,300	$75,000	75,000

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values approximate the amounts that would be received from selling those assets or that

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2015 and December 31, 2014. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

Notes Payable

The fair value of the Company's unsecured debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the unsecured debt was determined using Level 2 inputs of the fair value hierarchy.

The fair value of the Company's mortgage notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired. The fair value of the mortgage notes payable was determined using Level 2 inputs of the fair value hierarchy.

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	September 30, 2015		December 31, 2014
	Low	High	Low	High
Notes receivable	6.9%	6.9%	7.4%	7.4%
Notes payable	2.4%	3.9%	0.9%	3.4%
Unsecured credit facilities	1.1%	1.2%	1.3%	1.3%

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
September 30, 2015

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2015
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,291	28,291	—	—
Available-for-sale securities	7,833	—	7,833	—
Total	$36,124	28,291	7,833	—

Liabilities
Interest rate derivatives	$(22,372)	—	(22,372)	—

	Fair Value Measurements as of December 31, 2014
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,134	28,134	—	—
Liabilities
Interest rate derivatives	$(18,794)	—	(18,794)	—

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2015.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

The current ATM equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of September 30, 2015, $95.0 million of common stock remained available for issuance under this ATM equity program.

The following table presents the shares that were issued under the ATM equity program, with no shares issued during the three months ended September 30, 2015:

	Three months ended September 30,	Nine months ended September 30,
(dollar amounts are in thousands, except price per share data)	2014	2015	2014
Shares issued	871,754	18,125	871,754
Weighted average price per share	$57.35	$64.72	57.35
Total proceeds	$49,995	$1,173	49,995
Commissions	$695	$15	695
Issuance costs	$—	$—	—

In January 2015, the Parent Company entered into a forward sale and an underwritten public offering of 2.875 million shares of its common stock at a price of $67.40 per share which will result in gross proceeds of approximately $193.8 million, before any underwriting discount and offering expenses. The forward sale will settle on one or more dates no later than January 14, 2016.

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2013	$(17,404)	—	(17,404)	(479)	—	(479)	(17,883)
Other comprehensive income before reclassifications	(28,326)	4,801	(23,525)	(277)	8	(269)	(23,794)
Amounts reclassified from accumulated other comprehensive income	6,966	—	6,966	132	—	132	7,098
Current period other comprehensive income, net	(21,360)	4,801	(16,559)	(145)	8	(137)	(16,696)
Balance as of September 30, 2014	$(38,764)	4,801	(33,963)	(624)	8	(616)	(34,579)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(11,022)	(73)	(11,095)	(252)	—	(252)	(11,347)
Amounts reclassified from accumulated other comprehensive income	6,536	—	6,536	118	—	118	6,654
Current period other comprehensive income, net	(4,486)	(73)	(4,559)	(134)	—	(134)	(4,693)
Balance as of September 30, 2015	$(62,234)	(73)	(62,307)	(884)	—	(884)	(63,191)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Interest rate swaps	$2,155	$2,260	$6,654	$7,098	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations. During 2015, the Company granted 209,069 shares of restricted stock with a weighted-average grant-date fair value of $69.80 per share.

10.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited into a Rabbi trust. The assets of the Rabbi trust, exclusive of the shares of the Company's common stock, are classified as trading securities in the accompanying Consolidated Balance Sheets, and totaled $28.3 million and $28.1 million at September 30, 2015 and December 31, 2014, respectively. The participants' deferred compensation liability, also exclusive of the shares of the Company's common stock, is included within accounts payable and other liabilities in the accompanying Consolidated Balance Sheets and totaled $27.8 million and $27.6 million at September 30, 2015 and December 31, 2014, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from operations	$31,979	25,882	$94,789	80,061
Gain on sale of real estate	27,755	27,558	34,215	29,598
Less: income attributable to noncontrolling interests	737	232	1,823	1,048
Income from operations attributable to the Company	58,997	53,208	127,181	108,611
Less: preferred stock dividends and other	5,266	5,415	15,797	16,245
Income from operations attributable to common stockholders - basic	$53,731	47,793	111,384	92,366
Income from operations attributable to common stockholders - diluted	$53,731	47,817	111,384	92,416
Denominator:
Weighted average common shares outstanding for basic EPS	94,158	92,345	94,080	92,071
Weighted average common shares outstanding for diluted EPS	94,595	92,396	94,483	92,107

Income per common share – basic	$0.57	0.52	$1.18	1.00
Income per common share – diluted	$0.57	0.52	$1.18	1.00
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2015 were 154,170, and for the three and nine months ended September 30, 2014 were 158,920 and 159,229, respectively.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from operations	$31,979	25,882	$94,789	80,061
Gain on sale of real estate	27,755	27,558	34,215	29,598
Less: income attributable to noncontrolling interests	643	142	1,619	863
Income from operations attributable to the Partnership	59,091	53,298	127,385	108,796
Less: preferred unit distributions and other	5,266	5,415	15,797	16,245
Income from operations attributable to common unit holders - basic	53,825	47,883	111,588	92,551
Income from operations attributable to common unit holders - diluted	53,825	47,907	111,588	92,601
Denominator:
Weighted average common units outstanding for basic EPU	94,312	92,505	94,234	92,231
Weighted average common units outstanding for diluted EPU	94,749	92,556	94,637	92,267

Income per common unit – basic	$0.57	0.52	$1.18	1.00
Income per common unit – diluted	$0.57	0.52	$1.18	1.00

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2015

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of September 30, 2015 and December 31, 2014, the Company had $5.9 million in letters of credit outstanding.

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

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 318 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 27 states and the District of Columbia, and contain 37.9 million square feet of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
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

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	September 30, 2015	December 31, 2014
Number of Properties	199	202
Properties in Development	5	7
Gross Leasable Area	23,047	23,200
% Leased – Operating and Development	95.9%	95.3%
% Leased – Operating	96.0%	95.9%
Weighted average annual effective rent per square foot ("SF"), net of tenant concessions.	$18.92	$18.30

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	September 30, 2015	December 31, 2014
Number of Properties	119	120
Gross Leasable Area	14,879	15,000
% Leased – Operating	96.3%	96.0%
Weighted average annual effective rent per SF, net of tenant concessions	$18.61	$17.85

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2015	December 31, 2014
% Leased – Operating	96.1%	95.9%
Anchor	98.9%	98.8%
Shop space	91.7%	91.2%

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	8	111	$15.62	$5.71	$5.32
Shop space	334	542	$30.59	$10.30	$13.65
Total New Leases (1)	342	653	$28.04	$9.52	$12.23
Renewals
Anchor space	33	767	$11.33	$0.01	$1.02
Shop space	697	1079	$31.06	$0.70	$3.95
Total Renewal Leases (1)	730	1,846	$22.86	$0.41	$2.73
Total Leases	1072	2,499	$24.22	$2.79	$5.22

	Nine months ended September 30, 2014
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	25	744	$14.42	$5.17	$4.71
Shop space	346	612	$27.99	$8.62	$12.94
Total New Leases (1)	371	1,356	$20.54	$6.73	$8.42
Renewals
Anchor space	40	889	$11.19	$0.26	$1.20
Shop space	592	889	$28.11	$0.63	$3.51
Total Renewal Leases (1)	632	1,778	$19.65	$0.45	$2.35
Total Leases	1003	3,134	$20.04	$3.16	$4.98
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

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers:

	September 30, 2015
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	54	8.3%	4.3%
Publix	46	6.5%	3.7%
Safeway	50	5.0%	3.0%

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

(in thousands)	September 30, 2015
ATM equity program
Total capacity	$200,000
Remaining capacity	$95,000

Line of Credit (the "Line")
Total capacity	$800,000
Remaining capacity (1)	$744,100
Maturity (2)	May 13, 2019

(1) Net of letters of credit
(2) The Company has the option to extend the maturity for two additional six-month periods.

In January 2015, the Parent Company entered into an underwritten public offering for 2.875 million shares of its common stock at a price of $67.40 per share which will result in gross proceeds of approximately $193.8 million, before any underwriting discount and offering expenses. In connection with this offering, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") with an affiliate of Wells Fargo Securities, LLC for the underwritten shares. We expect to settle the offering by the maturity date of January 14, 2016.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$216,763	217,810	(1,047)
Net cash used in investing activities	(108,354)	(186,300)	77,946
Net cash used in financing activities	(198,305)	(11,486)	(186,819)
Net (decrease) increase in cash and cash equivalents	$(89,896)	20,024	(109,920)
Total cash and cash equivalents	$23,880	100,708	(76,828)

Net cash provided by operating activities:

Net cash provided by operating activities decreased $1.0 million due to:

•	$19.6 million increase in cash from operating income; and,

•
$4.5 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began distributing cash flows; reduced by

•	$7.3 million paid in August 2015 as compared to $4.6 million received in May 2014 upon the settlement of treasury hedges in connection with our bond issuances; and

•	$13.2 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $152.0 million and $145.1 million for the nine months ended September 30, 2015 and 2014, respectively. Our dividend distribution policy is set by our Board of Directors who monitors our financial position. Our Board of Directors recently declared our quarterly dividend on shares of our common stock of $0.485 per share, payable on December 2, 2015. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities decreased by $77.9 million, primarily due to a decrease in shopping center acquisitions during 2015:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(42,983)	(98,018)	55,035
Advance deposits on acquisition of operating real estate	(2,250)	—	(2,250)
Real estate development and capital improvements	(150,967)	(160,552)	9,585
Proceeds from sale of real estate investments	93,727	62,788	30,939
Collection of notes receivable	1,000	—	1,000
Investments in real estate partnerships	(18,644)	(6,012)	(12,632)
Distributions received from investments in real estate partnerships	15,014	29,916	(14,902)
Dividends on investments	128	100	28
Acquisition of securities	(25,675)	(19,866)	(5,809)
Proceeds from sale of securities	22,296	5,344	16,952
Net cash used in investing activities	$(108,354)	(186,300)	77,946

Significant changes in investing and divesting activities include:

•	We acquired one operating property during 2015, compared to the acquisition of five shopping centers in the same period of 2014.

•	We invested $9.6 million less on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $93.7 million from the sale of four shopping centers in 2015, compared to $62.8 million for two shopping centers and five out-parcels during 2014.

•	We invested $18.6 million in our real estate partnerships during 2015 to fund our share of maturing mortgage debt, compared to $6.0 million to fund redevelopment activities in the same period of 2014.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $15.0 million received in 2015 is primarily driven by $12.3 million of proceeds from the sale of one shopping center with a co-investment partner and $2.3 million of financing proceeds. During 2014, we received $24.8 million from real estate sales proceeds and $5.1 million from financing proceeds.

•
Acquisition of securities and proceeds from sale of securities include investments in equity and debt securities. In 2014, we paid $14.3 million for the acquisition of AmREIT, Inc. ("AmREIT") common stock. The remaining investing activity primarily relates to our deferred compensation plan and investments in corporate bonds and certificate of deposits.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $151.0 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Capital expenditures:
Land acquisitions	$—	26,671	(26,671)
Building and tenant improvements	22,211	25,690	(3,479)
Redevelopments	34,523	27,762	6,761
Developments	78,921	64,574	14,347
Capitalized interest	5,403	5,158	245
Capitalized direct compensation	9,909	10,697	(788)
Real estate development and capital improvements	$150,967	160,552	(9,585)

•	There were no land acquisitions during 2015, as compared to the acquisition of four land parcels for $26.7 million during 2014.

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

•
Development expenditures were higher during 2015 due to the larger size of and progress towards completion of our development projects. At September 30, 2015 and December 31, 2014, we had five and seven development projects, respectively, that were either under construction or in lease up.

We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project as summarized in the table above. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.0 million per year.

The following table details our development projects:

(in thousands, except cost PSF)				September 30, 2015
Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	$15,180	83%	50	$304
Willow Oaks Crossing	Concord, NC	Q2-14	Dec-15	13,711	77%	69	199
Belmont Shopping Center	Ashburn, VA	Q3-14	Aug-15	28,485	75%	91	313
CityLine Market	Richardson, TX	Q3-14	April-16	27,730	56%	80	347
Village at La Floresta	Brea, CA	Q4-14	Feb-16	33,116	71%	87	381
Total				$118,222	71%	377	$314	(2)

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our completed development projects:

(in thousands, except cost PSF)		Nine months ended September 30, 2015
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Fountain Square	Miami, FL	6/30/2015	$55,937	177	$316
Persimmon Place	Dublin, CA	9/30/2015	59,976	153	392
			$115,913	330	$351
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities increased by $186.8 million during 2015, primarily from debt repayments, net of proceeds from debt and equity issuances, as follows:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Cash flows from financing activities:
Equity issuances	$946	49,300	(48,354)
Stock redemption	—	(300)	300
Distributions to limited partners in consolidated partnerships, net	(2,352)	(4,619)	2,267
Dividend payments	(152,028)	(145,069)	(6,959)
Unsecured credit facilities, net	140,000	—	140,000
Proceeds from debt issuance	251,485	260,730	(9,245)
Payment of debt issue costs	(5,996)	(2,973)	(3,023)
Debt repayment	(430,411)	(168,555)	(261,856)
Proceeds from sale of treasury stock, net	51	—	51
Net cash used in financing activities	$(198,305)	(11,486)	(186,819)

Significant financing activities during the nine months ended September 30, 2015 and 2014 include the following:

•	During 2015, we borrowed $140.0 million on our Line and Term Loan, net of repayments, with no such borrowings during 2014.

•	During both 2015 and 2014, we issued new $250.0 million fixed rate ten-year unsecured public debt, and received proceeds from non-recourse property mortgages.

•
During 2015, we used $430.4 million to repay debt, including $350.0 million to repay our 5.25% fixed rate ten-year unsecured public debt that matured in August 2015, $76.0 million to repay three mortgages that matured in 2015, and $4.4 million for scheduled principal payments.

During 2014 we used $168.6 million to repay debt, including $150.0 million to repay our 4.95% fixed-rate ten-year unsecured public debt that matured, $13.5 million to repay mortgages that matured in 2014, and $5.1 million for scheduled principal payments.

We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2015, 79.4% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.7 times and 2.5 times for the trailing four quarters ended September 30, 2015 and 2014, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the end of 2016, we estimate that we will require approximately $390.1 million of cash, including $131.3 million to complete in-process developments and redevelopments, $149.7 million to repay maturing debt and fund the partial early redemption of the 2017 notes, and $109.1 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, proceeds from settling our $193.8 million Forward Equity Offering, up to $744.1 million in available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity under our remaining $95.0 million ATM program and the issuance of new long-term debt.

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we currently expect that we will successfully issue new secured or unsecured debt to fund our obligations, as needed.

We have $400.0 million of fixed rate, unsecured debt maturing June 15, 2017. During October 2015, we notified the trustee that we will redeem $100.0 million of the 2017 maturing unsecured debt on November 27, 2015. We expect to issue new fixed rate debt in 2017 to repay the remaining $300.0 million maturity. In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, with the Minimum Tangible Net Worth covenant removed from our Unsecured Credit Facilities. We are in compliance with these covenants at September 30, 2015 and expect to remain in compliance.

Investments in Real Estate Partnerships

At September 30, 2015 and December 31, 2014, we had investments in real estate partnerships of $321.2 million and $333.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Regency's Share (1)		Combined
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Number of Co-investment Partnerships			13	13
Regency’s Ownership			20%-50%	20%-50%
Number of Properties			119	120
Assets	$951,975	981,359	$2,734,714	2,807,502
Liabilities	522,051	539,310	1,511,334	1,558,874
Equity	429,924	442,049	1,223,380	1,248,628
less: Impairment of investment in real estate partnerships	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(29,257)	(29,379)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$321,164	333,167
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2015	December 31, 2014
GRI - Regency, LLC (GRIR)	40.00%	$233,150	247,175
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	17,471	15,916
Columbia Regency Partners II, LLC (Columbia II)	20.00%	7,550	9,343
Cameron Village, LLC (Cameron)	30.00%	11,641	12,114
RegCal, LLC (RegCal)	25.00%	18,066	13,354
US Regency Retail I, LLC (USAA)	20.01%	382	806
Other investments in real estate partnerships	50.00%	32,904	34,459
Total		$321,164	333,167

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2015	$4,927	11,000	—	15,927	3,991
2016	17,135	305,076	—	322,211	113,155
2017	17,517	77,385	18,460	113,362	25,614
2018	18,696	67,022	—	85,718	27,655
2019	17,934	65,939	—	83,873	21,618
Beyond 5 Years	34,827	763,123	—	797,950	298,763
Unamortized debt premiums, net	—	(1,200)	—	(1,200)	(514)
Total	$111,036	1,288,345	18,460	1,417,841	490,282

At September 30, 2015, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2025, of which 98.7% had a weighted average fixed interest rate of 5.4%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 1.7%. These loans are all non-recourse, and our pro-rata share was $490.3 million as of September 30, 2015. As notes payable mature, they will be repaid from proceeds from refinancing and partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Asset management, property management, leasing, and investment and financing services	$5,703	5,294	17,696	17,482

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Results from Operations

Comparison of the three months ended September 30, 2015 to 2014:

Our revenues increased as summarized in the following table:

	Three months ended September 30,
(in thousands)	2015	2014	Change
Minimum rent	$105,071	98,620	6,451
Percentage rent	486	371	115
Recoveries from tenants	28,294	26,313	1,981
Other income	2,431	2,474	(43)
Management, transaction, and other fees	5,786	5,781	5
Total revenues	$142,068	133,559	8,509

Minimum rent increased as follows:

•	$3.4 million increase from operations beginning at development properties;

•	$550,000 increase due to acquisitions of operating properties; and

•
$4.3 million increase from same properties, of which $2.3 million relates to redevelopment properties, and $2.0 million relates to higher rental rates and rent paying occupancy growth (same property includes operating properties owned for the entirety of both calendar year periods being presented, including redevelopments);

•	reduced by $1.8 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$537,000 increase from operations beginning at development properties;

•	$102,000 increase due to acquisitions of operating properties; and

•	$1.7 million increase in recoveries at same properties, which was driven by an increase in recoverable costs and an increase in our recovery ratio, driven by occupancy improvements;

•	reduced by $416,000 from the sale of operating properties.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2015	2014	Change
Depreciation and amortization	$37,032	36,417	615
Operating and maintenance	19,761	18,149	1,612
General and administrative	14,750	14,463	287
Real estate taxes	16,044	14,832	1,212
Other operating expenses	1,880	2,062	(182)
Total operating expenses	$89,467	85,923	3,544

Depreciation and amortization costs increased $615,000 as follows:

•	$1.0 million increase from operations beginning at development properties; and

•	$443,000 increase at same properties, attributable to recent capital improvements and redevelopments being depreciated; reduced by

◦	$153,000 from acquired properties; and

◦	$684,000 from the sale of operating properties.

Operating and maintenance costs increased $1.6 million attributable to the following:

•	$516,000 increase related to operations beginning at development properties;

•	$768,000 increase related to acquired properties; and

•	$856,000 increase at same properties, primarily driven by increases in property management fees, landscaping, and parking lot maintenance costs;

•	reduced by $528,000 from the sale of operating properties.

Real estate taxes increased $1.2 million, due to

•	$224,000 increase related to operations beginning at development properties;

•	$38,000 increase related to acquired properties; and

•	$1.2 million increase at same properties from increased tax assessments;

•	reduced by $232,000 from sold properties.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	$23,552	26,550	(2,998)
Interest on unsecured credit facilities	1,064	858	206
Capitalized interest	(1,388)	(1,886)	498
Hedge expense	2,155	2,260	(105)
Interest income	(284)	(221)	(63)
Interest expense, net	25,099	27,561	(2,462)
Net investment income	1,190	(94)	1,284
Total other expense (income)	$26,289	27,467	(1,178)

Our interest expense decreased mainly due to:

•	repayment of several non-recourse mortgages; and

•	repayment and new issuances during 2014 and 2015 of fixed rate, ten year, unsecured public debt at overall lower rates and lower balances;

•
increased by lower capitalized interest, which is based on lower cumulative costs incurred on development and redevelopment projects eligible for interest capitalization during the third quarter as two large development projects completed during 2015.

The $1.3 million decrease in net investment income is largely related to the change in the fair value of plan assets in the non-qualified deferred compensation plan, which is consistent with the change in plan liabilities included in general and administrative expenses above.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended September 30,
(in thousands)	Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$4,194	4,357	(163)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	377	339	38
Columbia Regency Partners II, LLC (Columbia II)	20.00%	158	181	(23)
Cameron Village, LLC (Cameron)	30.00%	115	140	(25)
RegCal, LLC (RegCal)	25.00%	115	82	33
US Regency Retail I, LLC (USAA)	20.01%	198	85	113
Other investments in real estate partnerships	50.00%	510	529	(19)
Total		$5,667	5,713	(46)

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2015	2014	Change
Income from operations	$31,979	25,882	6,097
Gain on sale of real estate	27,755	27,558	197
Income attributable to noncontrolling interests	(737)	(232)	(505)
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$53,731	47,942	5,789
Net income attributable to exchangeable operating partnership units	94	90	4
Net income attributable to common unit holders	$53,825	48,032	5,793

During the three months ended September 30, 2015, we sold two operating properties for a gain of $27.8 million, net of taxes, as compared to a gain of $27.6 million from the four operating properties and two land parcels sold during the three months ended September 30, 2014.

Income attributable to noncontrolling interests increased during the three months ended September 30, 2015 primarily due to a redevelopment completion during 2015 that is owned through a consolidated partnership.

Comparison of the nine months ended September 30, 2015 to 2014:

Our revenues increased as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Minimum rent	$308,766	290,935	17,831
Percentage rent	2,593	2,301	292
Recoveries from tenants	87,651	82,000	5,651
Other income	6,554	8,144	(1,590)
Management, transaction, and other fees	18,032	18,353	(321)
Total revenues	$423,596	401,733	21,863

Minimum rent increased as follows:

•	$6.3 million increase from operations beginning at development properties;

•	$3.4 million increase due to the acquisitions of operating properties; and

•	$12.4 million increase from same properties, of which $5.6 million relates to redevelopment properties, and $6.8 million relates to higher rental rates and rent paying occupancy growth;

•	reduced by $4.3 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.2 million increase from operations beginning at development properties;

•	$1.0 million increase due to the acquisitions of operating properties; and

•	$4.2 million increase from same properties associated with rent paying occupancy improvements and higher recoverable costs;

•	reduced by $757,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, decreased primarily as a result of a large settlement fee earned in the first quarter of 2014.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Asset management fees	$9,880	9,812	68
Property management fees	4,694	4,483	211
Leasing commissions and other fees	3,458	4,058	(600)
Total management, transaction, and other fees	$18,032	18,353	(321)

Leasing commissions and other fees decreased during 2015 due to lower volume of transactions.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Depreciation and amortization	$109,249	110,345	(1,096)
Operating and maintenance	61,119	58,152	2,967
General and administrative	46,227	43,883	2,344
Real estate taxes	46,842	44,529	2,313
Other operating expenses	4,825	5,665	(840)
Total operating expenses	$268,262	262,574	5,688

Depreciation and amortization decreased $1.1 million:

•	$2.1 million decrease from property sales and fully depreciated corporate assets; and

•	$1.0 million decrease at same properties attributable to a higher depreciation in 2014 on redevelopments;

•	increased by $2.0 million from new development operations and acquisitions.

Operating and maintenance increased $3.0 million:

•	$1.5 million increase from acquisitions;

•	$1.2 million increase from new development operations; and

•	$1.3 million increase at same properties primarily driven by increases in property management fees, landscaping, and parking lot maintenance costs;

•	reduced by $1.0 million from sold properties.

General and administrative expenses increased $2.3 million due to $1.6 million of higher compensation costs, $800,000 of higher non compensation costs, and $1.1 million of lower development and leasing overhead capitalization, reduced by $1.2 million in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased $2.3 million:

•	$594,000 increase from acquisitions;

•	$367,000 increase from new development operations; and

•	$1.6 million increase at same properties;

•	reduced by $246,000 from sold properties.

Other operating expenses decreased $840,000 primarily due to higher transaction costs in 2014 due to greater property acquisitions and pursuit costs as compared to 2015.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	$75,299	78,307	(3,008)
Interest on unsecured credit facilities	2,667	2,779	(112)
Capitalized interest	(5,403)	(5,158)	(245)
Hedge expense	6,656	7,114	(458)
Interest income	(812)	(901)	89
Interest expense, net	78,407	82,141	(3,734)
Provision for impairment	—	225	(225)
Early extinguishment of debt	(61)	—	(61)
Net investment income	190	(915)	1,105
Total other expense (income)	$78,536	81,451	(2,915)

Our interest expense decreased mainly due to:

•
$3.0 million decrease in interest on notes payable from the repayment and new issuances during 2014 and 2015 of fixed rate, ten-year, unsecured public debt at overall lower rates and lower balances and repayment of several non-recourse mortgages; and

•	$458,000 decrease in hedge expense as our 2014 settled forward starting swaps are amortizing into interest expense to reduce our overall bond interest yield.

During the nine months ended September 30, 2014, we recognized a $225,000 impairment on three parcels of land. We did not have any impairments during the nine months ended September 30, 2015.

Investment income increased $1.1 million largely attributable to the change in the fair value of plan assets in the non-qualified deferred compensation plan, which is consistent with the change in plan liabilities included in general and administrative expenses above.

Our equity in income of investments in real estate partnerships decreased as follows:

		Nine months ended September 30,
(in thousands)	Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$13,524	9,483	4,041
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,127	1,074	53
Columbia Regency Partners II, LLC (Columbia II)	20.00%	452	134	318
Cameron Village, LLC (Cameron)	30.00%	477	448	29
RegCal, LLC (RegCal)	25.00%	349	857	(508)
Regency Retail Partners, LP (the Fund) (1)	20.00%	—	16	(16)
US Regency Retail I, LLC (USAA)	20.01%	606	420	186
Other investments in real estate partnerships	50.00%	1,456	9,921	(8,465)
Total		$17,991	22,353	(4,362)

(1) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund was dissolved following the final distribution of proceeds in 2014.

The $4.4 million decrease in our equity in income in investments in real estate partnerships for 2015, as compared to 2014, is largely attributed to:

•
$4.0 million increase in pro-rata share of income from our GRIR partnership driven by our $1.1 million pro-rata gain on one operating property sold during 2015 coupled with $1.9 million higher pro-rata depreciation expense in 2014 due to redevelopment activity;

•	$424,000 pro-rata share of impairment losses recognized upon sale of two properties within Columbia II during 2014;

•	$654,000 of pro-rata gain on one operating property disposed of within RegCal during 2014; and

•	$8.5 million decrease within our other investment partnerships driven by the gain on sale of two land parcels and one operating property during 2014.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Income from operations	$94,789	80,061	14,728
Gain on sale of real estate	34,215	29,598	4,617
Income attributable to noncontrolling interests	(1,823)	(1,048)	(775)
Preferred stock dividends	(15,797)	(15,797)	—
Net income attributable to common stockholders	$111,384	92,814	18,570
Net income attributable to exchangeable operating partnership units	204	185	19
Net income attributable to common unit holders	$111,588	92,999	18,589

During the nine months ended September 30, 2015, we sold four operating properties resulting in a gain of $34.2 million, compared to a gain of $29.6 million from the sale of six operating properties and five land parcels during 2014.

Income attributable to noncontrolling interests increased $775,000 during 2015 from the 2014 acquisition of the Fairfield portfolio coupled with operations from a development beginning operations and a recent redevelopment completed within consolidated partnerships.

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

The following are our definitions of Same Property Net Operating Income, Funds from Operations ("FFO"), and Core FFO, which we believe to be beneficial non-GAAP performance measures used in understanding our operational results:

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

Same Property NOI
Our pro-rata same property NOI grew 4.3% from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Base rent	$117,717	113,334	4,383	$350,304	337,184	13,120
Percentage rent	685	482	203	3,821	3,601	220
Recovery revenue	33,260	31,150	2,110	103,323	99,213	4,110
Other income	2,111	1,922	189	5,354	6,507	(1,153)
Operating expenses	41,593	39,324	2,269	126,535	123,948	2,587
Pro-rata same property NOI	$112,180	107,564	4,616	$336,267	322,557	13,710
Growth			4.3%			4.3%

Pro-rata same property base rent increased $4.4 million and $13.1 million during the three and nine months ended September 30, 2015, respectively, because of improvements in rent paying occupancy, contractual rent steps, and rental rate growth.

Pro-rata same property recovery revenue increased $2.1 million and $4.1 million during the three and nine months ended September 30, 2015, respectively, from improvements in rent paying occupancy and increases in recoverable costs.

Pro-rata same property other income decreased $1.2 million during the nine months ended September 30, 2015 as a result of a large settlement fee earned in 2014.

Pro-rata same property operating expenses increased $2.3 million during the three months ended September 30, 2015 primarily associated with increased real estate taxes, property management fees, cleaning, and landscaping costs.

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,
	2015			2014
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$58,467	(26,488)	31,979	54,055	(28,173)	25,882
Less:
Management, transaction, and other fees	—	5,786	5,786	—	5,781	5,781
Other (2)	1,743	1,300	3,043	1,905	(107)	1,798
Plus:
Depreciation and amortization	32,459	4,573	37,032	32,016	4,401	36,417
General and administrative	—	14,750	14,750	—	14,463	14,463
Other operating expense, excluding provision for doubtful accounts	12	1,182	1,194	32	1,351	1,383
Other expense (income)	6,563	19,726	26,289	7,320	20,147	27,467
Equity in income (loss) of investments in real estate excluded from NOI (3)	16,422	230	16,652	16,046	176	16,222
Pro-rata NOI	$112,180	6,887	119,067	107,564	6,691	114,255

	Nine months ended September 30,
	2015			2014
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations, before tax	$176,213	(81,424)	94,789	160,872	(80,811)	80,061
Less:
Management, transaction, and other fees	—	18,032	18,032	—	18,353	18,353
Other(2)	5,206	2,402	7,608	5,979	913	6,892
Plus:
Depreciation and amortization	97,449	11,800	109,249	98,422	11,923	110,345
General and administrative	—	46,227	46,227	—	43,883	43,883
Other operating expense, excluding provision for doubtful accounts	(107)	2,969	2,862	314	3,809	4,123
Other expense (income)	19,843	58,693	78,536	22,348	59,103	81,451
Equity in income (loss) of investments in real estate excluded from NOI (3)	48,075	1,237	49,312	46,580	(1,878)	44,702
Pro-rata NOI	$336,267	19,068	355,335	322,557	16,763	339,320
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

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2015		2014
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	303	26,682	309	26,033
Disposed properties	(1)	(146)	(5)	(337)
SF adjustments (1)	—	5	—	15
Ending same property count	302	26,541	304	25,711

	Nine months ended September 30,
	2015		2014
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	298	25,526	304	25,109
Acquired properties owned for entirety of comparable periods	4	427	6	560
Developments that reached completion by beginning of earliest comparable period presented	3	790	5	359
Disposed properties	(3)	(220)	(11)	(422)
SF adjustments (1)	—	18	—	106
Ending same property count	302	26,541	304	25,712
(1) SF adjustments arise from remeasurements or redevelopments.

FFO and Core FFO
The Company's reconciliation of net income available to common shareholders to FFO and Core FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2015	2014	2015	2014
Reconciliation of Net income to FFO
Net income attributable to common stockholders	$53,731	47,942	$111,384	92,814
Adjustments to reconcile to FFO:
Depreciation and amortization (1)	45,606	45,244	135,990	138,627
Provision for impairment (2)	—	2	—	426
Gain on sale of operating properties (2)	(27,806)	(28,488)	(35,281)	(35,907)
Exchangeable operating partnership units	94	90	204	185
FFO	$71,625	64,790	$212,297	196,145
Reconciliation of FFO to Core FFO
FFO	$71,625	64,790	$212,297	196,145
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)	580	1,051	1,103	2,762
Gain on sale of land (2)	35	(19)	(33)	(3,347)
Provision for impairment to land	—	—	—	225
Hedge ineffectiveness (2)	3	—	6	—
Early extinguishment of debt (2)	2	1	(58)	42
Investment income	—	(334)	(416)	(334)
Core FFO	$72,245	65,489	$212,899	195,493
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

As of September 30, 2015 we had accrued liabilities of $9.1 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or purchases by the Parent Company of its common stock during the quarter ended September 30, 2015.

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

November 5, 2015	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 5, 2015	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)