Form 10-K
period 2015-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2016-02-18
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Regency Centers Corporation              $5,455,675,538               Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 97,606,523 as of February 10, 2016.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2015, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

Forward-Looking Statements

In addition to historical information, information in this Form 10-K contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Known risks and uncertainties are described further in the Item 1A. Risk Factors below. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

PART I
Item 1.    Business

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 318 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 27 states and the District of Columbia, and contain 38.0 million square feet of gross leasable area ("GLA"). Our pro-rata share of this GLA is 28.4 million square feet. All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its co-investment partnerships.
Our mission is to be the best-in-class grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategy is to:

•	Sustain average annual 3% net operating income (“NOI”) growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers;

•	Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns; and

•
Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry with respect to development and operating capabilities, customer relationships, operating and technology systems, and environmental sustainability.

We expect to execute our strategy as follows:

Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers:

•	Own and develop centers that are located at key corners in our nation’s most attractive metro areas;

•	Target trade areas characterized by their strong demographics and consumer buying power, and draw shoppers to our centers with highly productive anchor tenants;

•	Attract the best national, regional and local retailers and restaurants;

•
Pursue initiatives that reinforce the underlying quality of our portfolio and maximize long-term growth such as “Fresh Look®,” an operating philosophy that guides our merchandising and place-making programs;

•	Fortify future NOI growth by rigorously reviewing our portfolio to identify low growth assets for disposition; and

•	Opportunistically upgrade our portfolio by acquiring high quality shopping centers with meaningful upside in NOI growth funded from the sale of low growth assets.

Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program:

•	Maintain and grow our existing presence in our key markets with in-house expertise and anchor relationships;

•	Develop shopping centers located in desirable infill markets for long-term ownership;

•	Anchor developments with dominant, national and regional chains and high volume specialty grocers;

•	Limit size of program to manage total development exposure and risk;

•	Create additional value through redevelopment of existing centers to benefit the operating portfolio; and

•	Fund development program primarily from the sale of low-growth assets in the existing portfolio.

Cost-effectively enhance an already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns:

•	Prudently access our multiple sources of debt and equity through the capital markets and co-investment partnerships;

•	Fund development and acquisitions from free cash flow, a disciplined match-funding strategy of selling low growth assets, and accessing favorably priced equity;

•	Further reduce leverage when appropriate through organic growth in earnings and accessing the capital markets;

•	Rigorously manage our $800 million line of credit and maintain substantial uncommitted capacity;

•	Maintain a large pool of unencumbered assets and excellent relationships with mortgage lenders; and

•	Maintain a well laddered debt maturity profile.

Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry with respect to development and operating capabilities, customer relationships, operating and technology systems, and environmental sustainability:

•	Reflect our values by executing and successfully meeting our commitments to our people and our communities, a tradition we have embraced for over 50 years;

•	Foster a values-based culture, offering a comprehensive benefits package and an engaging workplace environment;

•	Uphold unwavering standards of honesty and integrity and build our reputation by maintaining the highest ethical principles;

•	Offer a challenging, safe and dynamic work environment and support the professional development and personal life of each employee;

•	Encourage employees to achieve their personal health goals through a robust wellness program focused on education, awareness and prevention; and

•	Contribute to the betterment of our communities by supporting philanthropic programs with employee contribution matching and paid volunteer time.

Environmental Sustainability

We recognize the importance of operating in a sustainable manner and are committed to reducing our environmental impact, including energy and water use, greenhouse gas emissions, and waste.  We are committed to transparency with regard to our sustainability performance, risks and opportunities, and will continue to increase disclosure using industry accepted reporting frameworks.   We believe our commitment to environmental sustainability supports the Company in achieving key strategic objectives, leads to better risk management, enhances our relationships with key stakeholders, and is in the best interest of our shareholders.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, gross leasable area ("GLA"), and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that our competitive advantages are driven by:

•	our locations within our market areas;

•	the design and high quality of our shopping centers;

•	the strong demographics surrounding our shopping centers;

•	our relationships with our anchor tenants and our side-shop and out-parcel retailers;

•	our practice of maintaining and renovating our shopping centers; and

•	our ability to source and develop new shopping centers.

Employees

Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 18 market offices nationwide, where we conduct management, leasing, construction, and investment activities. We have 371 employees and we believe that our relations with our employees are good.

 Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. Although we have a number of properties that could require or are currently undergoing varying levels of environmental remediation, known environmental remediation is not currently expected to have a material financial impact on us due to insurance programs designed to mitigate the cost of remediation, various state-regulated programs that shift the responsibility and cost to the state, and existing accrued liabilities for remediation.

Executive Officers

Our executive officers are appointed each year by our Board of Directors. Each of our executive officers has been employed by us in the position indicated in the list or notes below for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	63	Chairman and Chief Executive Officer	1993
Lisa Palmer	48	President and Chief Financial Officer	2016 (1)
Dan M. Chandler, III	49	Executive Vice President of Development	2016 (2)
James D. Thompson	60	Executive Vice President of Operations	2016 (3)

(1) Ms. Palmer assumed the responsibilities of President, effective January 1, 2016 in addition to her responsibilities as Chief Financial Officer, which she has held since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.
(2) Mr. Chandler assumed the role of Executive Vice President of Development on January 1, 2016 and previously served as our Managing Director - West since 2009 and has been with the Company since 2009.
(3) Mr. Thompson assumed the role of Executive Vice President of Operations on January 1, 2016 and previously served as our Managing Director - East since our initial public offering in 1993. Prior to that time, Mr. Thompson served as Executive Vice President of our predecessor real estate division beginning in 1981.

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

General Information

Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, Inc. (“Broadridge”), Philadelphia, PA. We offer a dividend reinvestment plan (“DRIP”) that enables our stockholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (855) 449-0975 or our Shareholder Relations Department at (904) 598-7000.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

Our annual meeting will be held at The Ponte Vedra Inn & Club, 200 Ponte Vedra Blvd, Ponte Vedra Beach, Florida, at 8:30 a.m. on Friday, April 29, 2016.

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Net Operating Income ("NOI") is calculated as total property revenues (minimum rent, percentage rents, and recoveries from tenants and other income) less direct property operating expenses (operating and maintenance and real estate taxes) from the properties owned by us, and excludes corporate-level income (including management, transaction, and other fees), for the entirety of the periods presented.

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes Non-Same Properties and Properties in Development.

•	A Non-Same Property is a property acquired, sold, or development property completed during either calendar year period being compared.

•
Property In Development is a property owned and intended to be developed, including partially operating properties acquired specifically for redevelopment and excluding land held for future development.

•
Development Completion is a project in development that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) percent leased equals or exceeds 90% and the project features at least one year of anchor operations, or (iii) the project features at least two years of anchor operations, or (iv) three years have passed since the start of construction. Once deemed complete, the property is termed an Operating Property.

•
Same Property NOI includes NOI for Same Properties, but excludes straight-line rental income, net of reserves, above and below market rent amortization, banking charges, and other fees. Same Property NOI is a key measure used by management in evaluating the performance of our properties. The Company also provides disclosure of Same Property NOI excluding termination fees, which excludes both termination fee income and expenses.

•	Pro-Rata information includes 100% of our consolidated properties plus our ownership interest in our unconsolidated real estate investment partnerships.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP and therefore, should not be considered an alternative for cash flow as a measure of liquidity.

•
Core FFO is an additional performance measure used by Regency as the computation of NAREIT FFO includes certain non-cash and non-comparable items that affect the Company's period-over-period performance.  Core FFO excludes from NAREIT FFO, but is not limited to: (a) transaction related gains, income or expense; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other non-core amounts as they occur.  The Company provides a reconciliation of NAREIT FFO to Core FFO.

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

The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2015, our properties in California, Florida, and Texas accounted for 30.4%, 12.1%, and 10.3%, respectively, of our net operating income from Consolidated Properties plus our pro-rata share from Unconsolidated Properties ("pro-rata basis"). Our revenues and cash available to pay expenses, maintain our properties, and for distributions to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate in California, Florida, or Texas relative to other geographic areas.

Our success depends on the success and continued presence of our “anchor” tenants.

Anchor tenants (those occupying 10,000 square feet or more) occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. We derive significant revenues from anchor tenants such as Kroger, Publix, and Albertsons/Safeway, who accounted for 4.7%, 3.7%, and 2.9%, respectively, of our total annualized base rent on a pro-rata basis, for the year ended December 31, 2015. Our net income could be adversely affected by the loss of revenues in the event a significant tenant:

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

Adverse global market and economic conditions could cause us to recognize impairment charges or otherwise harm our performance.

We are unable to predict the timing, severity, and length of adverse market and economic conditions. Adverse market and economic conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions to our stock and unit holders, and refinance debt. During adverse periods, there may be significant uncertainty in the valuation of our properties and investments that could result in a substantial decrease in their value. No assurance can be given that we would be able to recover the current carrying amount of all of our properties and investments in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of our common stock.

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

We actively pursue development opportunities. Development activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	The risk that we may be unable to lease developments to full occupancy on a timely basis;

•	The risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable;

•	The risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	The risk that delays in the development and construction process could increase costs;

•	The risk that we may abandon development opportunities and lose our investment in such opportunities;

•	The risk that the size of our development pipeline will strain our capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•
Changes in the level of future development and redevelopment activity could have an adverse impact on operating results by reducing the amount of capitalizable internal costs for development projects; and

•	The lack of cash flow during the construction period.

If we expand into new markets, we may not be successful, which could adversely affect our financial condition, results of operations and cash flows.

If opportunities arise, we may acquire properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable in new markets. In addition, we may not possess the same level of familiarity with the dynamics and market conditions of the new markets we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to achieve our desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations and cash flows.

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

A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

We have properties in our portfolio that are either completely or partially on land subject to ground leases with third parties.  Accordingly, we only own long-term leasehold or similar interest in those properties.  If we are found to be in breach of a ground lease, we could lose our interest in the improvements and the right to operate the property that is subject to the ground lease.  In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate such properties.  The existing lease terms, including renewal options, were taken into consideration when making our investment decisions. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. If we were to lose the right to operate a property due to a breach or not exercising renewal options of the ground lease, we would be unable to derive income from such property, which would impair the value of our investments, and materially and adversely affect our financial condition, results of operations and cash flows.

Geographic concentration of our properties makes our business vulnerable to natural disasters and severe weather conditions, which could have an adverse effect on our cash flow and operating results.

A significant portion of our property gross leasable area is located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, and other natural disasters. As of December 31, 2015, approximately 23.2%, 15.7%, and 10.5% of our property gross leasable area, on a pro-rata basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. We recognize that the frequency and / or intensity of extreme weather events may continue to increase due to climate change, and as a result, our exposure to these events could increase.  These weather conditions also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

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

We depend on the efforts of our key executive personnel. Although we have developed a succession plan and believe qualified replacements could be found for our key executives, the loss of their services could adversely affect our business and operations.

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

We receive certain information about our tenants that depends upon secure transmissions of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in information being obtained by unauthorized persons could result in litigation against us or the imposition of penalties and require us to expend significant resources related to our information security systems. Such disruptions could adversely affect our operations, results of operations, financial condition and liquidity.

We rely extensively on computer systems to process transactions and manage our business; cyber security attacks and other disruptions could harm our ability to run our business.

We face risks associated with security breaches, whether through (i) cyber attacks or cyber intrusions, (ii) malware or computer viruses and (iii) people with access or who gain access to our systems, and other significant disruptions of our computer networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our computer networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of our computer networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other disruption involving our computer networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stock and unit holders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock.

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

The Parent Company's articles of incorporation authorize our Board of Directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control. The provisions of the Florida Business Corporation Act regarding affiliated transactions could also deter potential acquisitions by preventing the acquiring party from consummating a merger or other extraordinary corporate transaction without the approval of our disinterested stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2015				December 31, 2014
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	42	5,619	24.1%	95.6%	43	5,692	24.5%	95.4%
Florida	39	4,214	18.1%	94.7%	38	4,025	17.3%	93.8%
Texas	22	2,716	11.7%	97.6%	21	2,689	11.5%	96.1%
Georgia	15	1,392	6.0%	92.9%	15	1,390	6.0%	93.5%
Colorado	15	1,266	5.4%	91.3%	15	1,266	5.5%	90.7%
Ohio	8	1,164	5.0%	98.6%	9	1,307	5.6%	98.8%
North Carolina	10	895	3.8%	95.8%	10	895	3.9%	94.9%
Virginia	6	841	3.6%	96.2%	6	841	3.6%	95.3%
Illinois	5	817	3.5%	98.2%	6	920	4.0%	96.8%
Oregon	7	742	3.2%	87.9%	6	563	2.4%	97.2%
Washington	5	606	2.6%	98.7%	5	606	2.6%	99.8%
Massachusetts	3	516	2.2%	96.1%	3	519	2.2%	92.5%
Missouri	4	408	1.8%	100.0%	4	408	1.8%	100.0%
Tennessee	3	317	1.4%	96.1%	3	317	1.4%	96.1%
Connecticut	3	315	1.4%	96.3%	3	315	1.4%	96.8%
Pennsylvania	3	311	1.3%	98.4%	4	325	1.4%	99.6%
Indiana	3	281	1.2%	93.8%	3	240	1.0%	96.1%
Arizona	2	274	1.2%	92.7%	2	274	1.2%	95.1%
Delaware	1	232	1.0%	90.1%	1	232	1.0%	92.0%
Maryland	1	113	0.5%	96.1%	1	113	0.5%	97.2%
Michigan	1	97	0.4%	95.7%	2	118	0.5%	96.4%
Alabama	1	85	0.4%	95.0%	1	85	0.4%	89.9%
South Carolina	1	59	0.3%	100.0%	1	60	0.3%	100.0%
Total	200	23,280	100.0%	95.4%	202	23,200	100.0%	95.3%

Certain Consolidated Properties are encumbered by mortgage loans of $501.9 million, excluding debt premiums and discounts, as of December 31, 2015.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $18.95 and $18.30 per square foot ("PSF") as of December 31, 2015 and 2014, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2015				December 31, 2014
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	20	2,652	18.0%	98.7%	21	2,782	18.6%	97.5%
Virginia	19	2,645	17.9%	96.9%	19	2,643	17.6%	97.4%
Maryland	13	1,491	10.1%	92.5%	13	1,490	9.9%	93.6%
North Carolina	8	1,275	8.6%	97.6%	8	1,272	8.5%	95.2%
Illinois	7	944	6.4%	94.6%	8	1,067	7.1%	94.5%
Texas	7	932	6.3%	99.3%	7	934	6.2%	97.5%
Colorado	5	862	5.8%	92.9%	5	862	5.8%	92.8%
Florida	8	682	4.6%	97.4%	8	682	4.6%	97.5%
Minnesota	5	674	4.6%	98.3%	5	674	4.5%	99.3%
Pennsylvania	6	664	4.5%	88.7%	6	661	4.4%	90.1%
Washington	5	621	4.2%	97.0%	5	621	4.1%	95.5%
Connecticut	1	186	1.3%	98.8%	1	186	1.2%	99.8%
South Carolina	2	162	1.1%	100.0%	2	162	1.1%	98.5%
New Jersey	2	158	1.1%	95.7%	2	158	1.1%	94.5%
New York	1	141	1.0%	100.0%	1	141	0.9%	100.0%
Indiana	2	139	0.9%	100.0%	2	138	0.9%	92.3%
Wisconsin	1	133	0.9%	92.8%	1	133	0.9%	92.8%
Arizona	1	108	0.7%	87.4%	1	108	0.7%	93.4%
Oregon	1	93	0.6%	98.1%	1	93	0.6%	98.1%
Georgia	1	86	0.6%	100.0%	1	86	0.6%	100.0%
Delaware	1	67	0.5%	91.0%	1	67	0.4%	90.1%
Dist. of Columbia	2	40	0.3%	100.0%	2	40	0.3%	97.0%
Total	118	14,755	100.0%	96.3%	120	15,000	100.0%	96.0%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.4 billion, excluding debt premiums and discounts, as of December 31, 2015.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $18.81 and $17.85 PSF as of December 31, 2015 and 2014, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2015, based upon a percentage of total annualized base rent exceeding or equal to 0.5% (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	2,490	8.8%	$24,886	4.7%	53	5
Publix	1,836	6.5%	19,345	3.7%	45	1
Albertsons/Safeway	1,374	4.8%	15,277	2.9%	42	7
Whole Foods	628	2.2%	12,091	2.3%	19	—
TJX Companies	778	2.7%	10,331	2.0%	36	—
CVS	485	1.7%	7,829	1.5%	44	—
PETCO	334	1.2%	7,294	1.4%	44	—
Ahold/Giant	419	1.5%	5,980	1.1%	13	—
H.E.B.	344	1.2%	5,439	1.0%	5	—
Ross Dress For Less	306	1.1%	4,949	0.9%	16	—
Trader Joe's	179	0.6%	4,920	0.9%	19	—
Wells Fargo Bank	82	0.3%	4,238	0.8%	39	—
Bank of America	84	0.3%	4,107	0.8%	30	—
JPMorgan Chase Bank	69	0.2%	4,037	0.8%	25	—
Starbucks	98	0.3%	3,976	0.8%	77	—
Nordstrom	138	0.5%	3,813	0.7%	4	—
Dick's Sporting Goods	267	0.9%	3,441	0.7%	5	—
Panera Bread	97	0.3%	3,227	0.6%	27	—
Sears Holdings	388	1.4%	3,069	0.6%	5	1
SUPERVALU	265	0.9%	3,055	0.6%	11	—
Wal-Mart	466	1.6%	3,026	0.6%	5	2
Subway	89	0.3%	2,991	0.6%	96	—
Sports Authority	134	0.5%	2,973	0.6%	3	—
Bed Bath & Beyond	175	0.6%	2,915	0.6%	6	—
Target	359	1.3%	2,907	0.6%	4	13
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

The following table summarizes pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	Minimum Rent Expiring Leases (2)	Percent of Minimum Rent (2)
(1)	228	192	0.7%	$4,098	0.8%
2016	879	2,056	7.6%	40,640	7.8%
2017	1,130	3,278	12.2%	70,312	13.5%
2018	983	2,930	10.9%	58,840	11.3%
2019	827	3,090	11.5%	60,482	11.7%
2020	901	3,009	11.2%	62,398	12.0%
2021	410	2,022	7.5%	37,337	7.2%
2022	273	1,732	6.4%	28,983	5.6%
2023	216	1,150	4.3%	23,621	4.6%
2024	251	1,577	5.8%	30,067	5.8%
2025	228	1,188	4.4%	27,850	5.4%
Thereafter	453	4,749	17.5%	74,485	14.3%
Total	6,779	26,973	100.0%	$519,113	100.0%
(1) Leases currently under month-to-month rent or in process of renewal.
(2) Minimum rent includes current minimum rent and future contractual rent steps, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

During 2016, we have a total of 879 leases expiring, representing 2.1 million square feet of GLA. These expiring leases have an average base rent of $19.77 PSF. The average base rent of new leases signed during 2015 was $25.79 PSF. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, and pro-rata percent leased of 95.6%, we expect base rent on new and renewal leases during 2016 to exceed rental rates on leases expiring in 2016. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis for further information about our Consolidated and Unconsolidated Properties.

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Shoppes at Fairhope Village	Mobile	AL		2008	2008	$—	85	95.0%	$14.72	Publix
Palm Valley Marketplace	Phoenix-Mesa-Scottsdale	AZ	20%	2001	1999	—	108	87.4%	14.08	Safeway
Pima Crossing	Phoenix-Mesa-Scottsdale	AZ		1999	1996	—	238	95.8%	14.48	Golf & Tennis Pro Shop, Inc., SteinMart
Shops at Arizona	Phoenix-Mesa-Scottsdale	AZ		2003	2000	—	36	72.4%	10.97	--
4S Commons Town Center	San Diego-Carlsbad-San Marcos	CA	85%	2004	2004	62,500	240	98.7%	30.50	Ralphs, Jimbo's...Naturally!
Amerige Heights Town Center	Los Angeles-Long Beach-Santa Ana	CA		2000	2000	16,349	89	100.0%	28.25	Albertsons, (Target)
Balboa Mesa Shopping Center	San Diego-Carlsbad-San Marcos	CA		2012	2014	—	207	100.0%	23.75	Von's Food & Drug, Kohl's
Bayhill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	1990	21,245	122	95.7%	22.65	Mollie Stone's Market
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	10,255	93	100.0%	25.21	Safeway
Brea Marketplace (6)	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1987	48,168	352	99.2%	17.55	Sprout's Markets, Target
Clayton Valley Shopping Center	San Francisco-Oakland-Fremont	CA		2003	2004	—	260	92.5%	21.38	Grocery Outlet, Orchard Supply Hardware
Corral Hollow	Stockton	CA	25%	2000	2000	—	167	100.0%	16.67	Safeway, Orchard Supply & Hardware
Costa Verde Center	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	179	93.3%	35.66	Bristol Farms
Diablo Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	63	100.0%	36.71	(Safeway)
East Washington Place	Santa Rosa-Petaluma	CA		2011	2011	—	203	97.9%	23.71	(Target), Dick's Sporting Goods, TJ Maxx
El Camino Shopping Center	Los Angeles-Long Beach-Santa Ana	CA		1999	1995	—	136	71.7%	34.02	--
El Cerrito Plaza	San Francisco-Oakland-Fremont	CA		2000	2000	37,989	256	95.8%	27.78	(Lucky's), Trader Joe's
El Norte Pkwy Plaza	San Diego-Carlsbad-San Marcos	CA		1999	2013	—	91	93.2%	16.70	Von's Food & Drug
Encina Grande	San Francisco-Oakland-Fremont	CA		1999	1965	—	106	100.0%	29.86	Whole Foods
Five Points Shopping Center	Santa Barbara-Santa Maria-Goleta	CA	40%	2005	1960	27,118	145	98.7%	26.72	Haggen
Folsom Prairie City Crossing	Sacramento--Arden-Arcade--Roseville	CA		1999	1999	—	90	95.8%	19.47	Safeway
French Valley Village Center	Riverside-San Bernardino-Ontario	CA		2004	2004	—	99	100.0%	24.52	Stater Bros.
Friars Mission Center	San Diego-Carlsbad-San Marcos	CA		1999	1989	—	147	99.0%	31.84	Ralphs
Gateway 101	San Francisco-Oakland-Fremont	CA		2008	2008	—	92	100.0%	32.05	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2002	—	85	92.2%	21.80	Gelson's Markets
Golden Hills Promenade	San Luis Obispo-Paso Robles	CA		2006	2012	—	242	98.9%	7.11	Lowe's
Granada Village	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	2012	50,000	226	100.0%	22.03	Sprout's Markets
Hasley Canyon Village	Los Angeles-Long Beach-Santa Ana	CA	20%	2003	2003	8,360	66	100.0%	24.84	Ralphs
Heritage Plaza (6)	Los Angeles-Long Beach-Santa Ana	CA		1999	1981	—	230	98.6%	33.15	Ralphs
Indio Towne Center	Riverside-San Bernardino-Ontario	CA		2006	2010	—	180	95.8%	17.87	(Home Depot), (WinCo), Toys R Us
Jefferson Square	Riverside-San Bernardino-Ontario	CA		2007	2007	—	38	55.7%	14.81	--
Laguna Niguel Plaza	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1985	—	42	100.0%	25.84	(Albertsons)
Loehmanns Plaza California	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	81.1%	20.88	(Safeway)
Marina Shores	Los Angeles-Long Beach-Santa Ana	CA	20%	2008	2001	11,079	68	100.0%	33.08	Whole Foods

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957	20,529	127	100.0%	19.16	Safeway
Morningside Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1996	—	91	100.0%	21.79	Stater Bros.
Navajo Shopping Center	San Diego-Carlsbad-San Marcos	CA	40%	2005	1964	8,375	102	96.9%	13.37	Albertsons
Newland Center	Los Angeles-Long Beach-Santa Ana	CA		1999	1985	—	152	96.5%	22.91	Albertsons
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	1982	—	83	95.4%	17.67	Haggen
Oak Shade Town Center	Sacramento--Arden-Arcade--Roseville	CA		2011	1998	9,208	104	97.4%	19.54	Safeway
Persimmon Place	San Francisco-Oakland-Fremont	CA		2014	2014	—	153	96.5%	33.81	Whole Foods, Nordstrom Rack
Plaza Hermosa	Los Angeles-Long Beach-Santa Ana	CA		1999	2013	13,800	95	100.0%	24.80	Von's Food & Drug
Pleasant Hill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	1970	50,000	232	99.1%	23.98	Target, Toys "R" Us
Point Loma Plaza	San Diego-Carlsbad-San Marcos	CA	40%	2005	1987	26,487	213	99.2%	19.19	Von's Food & Drug
Powell Street Plaza	San Francisco-Oakland-Fremont	CA		2001	1987	—	166	100.0%	32.42	Trader Joe's
Raley's Supermarket	Sacramento--Arden-Arcade--Roseville	CA	20%	2007	1964	—	63	100.0%	5.41	Raley's
Rancho San Diego Village	San Diego-Carlsbad-San Marcos	CA	40%	2005	1981	22,825	153	92.8%	20.37	Haggen
Rona Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1989	—	52	100.0%	20.05	Superior Super Warehouse
San Leandro Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	50	100.0%	33.91	(Safeway)
Seal Beach	Los Angeles-Long Beach-Santa Ana	CA	20%	2002	1966	2,200	97	98.5%	23.85	Von's Food & Drug
Sequoia Station	San Francisco-Oakland-Fremont	CA		1999	1996	21,100	103	98.6%	37.74	(Safeway)
Silverado Plaza	Napa	CA	40%	2005	1974	10,253	85	100.0%	16.70	Nob Hill
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	13,686	92	100.0%	17.90	Safeway
South Bay Village	Los Angeles-Long Beach-Santa Ana	CA		2012	2012	—	108	100.0%	19.11	Wal-Mart, Orchard Supply Hardware
Strawflower Village	San Francisco-Oakland-Fremont	CA		1999	1985	—	79	96.2%	18.98	Safeway
Tassajara Crossing	San Francisco-Oakland-Fremont	CA		1999	1990	19,800	146	99.0%	22.71	Safeway
Twin Oaks Shopping Center	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1978	10,117	98	98.6%	17.81	Ralphs
Twin Peaks	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	208	76.8%	20.23	Target
The Hub Hillcrest Market (fka Uptown District)	San Diego-Carlsbad-San Marcos	CA		2012	2015	—	149	92.2%	36.43	Ralphs, Trader Joe's
Valencia Crossroads	Los Angeles-Long Beach-Santa Ana	CA		2002	2003	—	173	100.0%	25.56	Whole Foods, Kohl's
Village at La Floresta (7)	Los Angeles-Long Beach-Santa Ana	CA		2014	2014	—	87	92.1%	31.49	Whole Foods
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	17.49	Safeway
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	197	100.0%	35.52	Von's Food & Drug and Sprouts
Woodman Van Nuys	Los Angeles-Long Beach-Santa Ana	CA		1999	1992	—	108	100.0%	14.90	El Super
Woodside Central	San Francisco-Oakland-Fremont	CA		1999	1993	—	81	100.0%	23.61	(Target)
Ygnacio Plaza	San Francisco-Oakland-Fremont	CA	40%	2005	1968	27,859	110	97.2%	36.26	Sports Basement, Fresh & Easy
Applewood Shopping Center	Denver-Aurora	CO	40%	2005	1956	—	381	86.0%	11.28	King Soopers, Wal-Mart
Arapahoe Village	Boulder	CO	40%	2005	1957	14,169	159	96.9%	17.55	Safeway

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Belleview Square	Denver-Aurora	CO		2004	2013	—	117	99.0%	17.15	King Soopers
Boulevard Center	Denver-Aurora	CO		1999	1986	—	79	94.1%	26.15	(Safeway)
Buckley Square	Denver-Aurora	CO		1999	1978	—	116	97.4%	10.23	King Soopers
Centerplace of Greeley III Phase I	Greeley	CO		2007	2007	—	119	100.0%	14.17	Sports Authority
Cherrywood Square	Denver-Aurora	CO	40%	2005	1978	4,374	97	100.0%	9.84	King Soopers
Crossroads Commons	Boulder	CO	20%	2001	1986	16,759	143	100.0%	26.74	Whole Foods
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	78.7%	21.56	(Wal-Mart)
Hilltop Village	Denver-Aurora	CO		2002	2003	7,500	100	93.8%	10.74	King Soopers
Kent Place	Denver-Aurora	CO	50%	2011	2011	8,250	48	100.0%	19.28	King Soopers
Littleton Square	Denver-Aurora	CO		1999	2015	—	99	100.0%	10.28	King Soopers
Lloyd King Center	Denver-Aurora	CO		1998	1998	—	83	96.9%	11.69	King Soopers
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	91.8%	28.31	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	11.57	King Soopers
Ralston Square Shopping Center	Denver-Aurora	CO	40%	2005	1977	4,374	83	96.5%	9.99	King Soopers
Shops at Quail Creek	Denver-Aurora	CO		2008	2008	—	38	100.0%	26.99	(King Soopers)
South Lowry Square	Denver-Aurora	CO		1999	1993	—	120	34.7%	17.75	--
Stroh Ranch	Denver-Aurora	CO		1998	1998	—	93	100.0%	12.59	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	94.2%	12.92	King Soopers
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	19,828	98	95.9%	31.89	--
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	31,514	124	93.8%	43.44	--
Corbin's Corner	Hartford-West Hartford-East Hartford	CT	40%	2005	2015	40,295	186	98.8%	26.29	Trader Joe's, Toys "R" Us, Best Buy
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	93	100.0%	33.10	--
Shops at The Columbia	Washington-Arlington-Alexandria	DC	25%	2006	2006	—	23	100.0%	37.73	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandria	DC	40%	2005	1930	12,772	17	100.0%	90.23	--
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	232	90.1%	13.61	Acme Markets, K-Mart
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	67	91.0%	22.55	--
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	99.4%	12.71	Publix
Aventura Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		1994	1974	—	103	70.1%	19.24	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	7,500	110	96.9%	13.73	Publix
Bloomingdale Square	Tampa-St. Petersburg-Clearwater	FL		1998	1987	—	268	97.1%	9.37	Publix, Wal-Mart, Bealls
Boynton Lakes Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1997	2012	—	110	94.9%	15.62	Publix
Brooklyn Station on Riverside (7)	Jacksonville	FL		2013	2013	—	50	88.0%	24.75	The Fresh Market
Caligo Crossing	Miami-Fort Lauderdale-Miami Beach	FL		2007	2007	—	11	100.0%	44.48	(Kohl's)
Canopy Oak Center	Ocala	FL	50%	2006	2006	—	90	91.8%	19.06	Publix
Carriage Gate	Tallahassee	FL		1994	2013	—	74	88.5%	21.16	Trader Joe's
Chasewood Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1993	2015	—	151	96.7%	23.88	Publix
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	7,642	82	98.3%	13.27	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
Fleming Island	Jacksonville	FL		1998	2000	—	132	99.3%	14.79	Publix, (Target)
Fountain Square	Miami-Fort Lauderdale-Miami Beach	FL		2013	2013	—	177	96.4%	25.38	Publix, (Target)
Garden Square	Miami-Fort Lauderdale-Miami Beach	FL		1997	1991	—	90	97.7%	15.99	Publix
Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	15.26	Publix
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	87.1%	15.62	Publix
Hibernia Plaza	Jacksonville	FL		2006	2006	—	8	—%	—	--
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	13.83	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	9,500	82	100.0%	15.16	Publix
Lynnhaven	Panama City-Lynn Haven	FL	50%	2001	2001	—	64	95.6%	12.54	Publix
Marketplace Shopping Center	Tampa-St. Petersburg-Clearwater	FL		1995	2012	—	90	87.2%	18.13	LA Fitness
Millhopper Shopping Center	Gainesville	FL		1993	2010	—	76	100.0%	16.25	Publix
Naples Walk Shopping Center	Naples-Marco Island	FL		2007	1999	14,488	125	86.0%	14.80	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	83.9%	7.14	Publix, K-Mart
Nocatee Town Center	Jacksonville	FL		2007	2015	—	79	100.0%	15.18	Publix
Northgate Square	Tampa-St. Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	13.71	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	88.6%	13.21	Publix
Ocala Corners (6)	Tallahassee	FL		2000	2000	4,826	87	100.0%	14.26	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	1990	—	238	92.7%	7.74	Publix, Burlington Coat Factory, Hobby Lobby
Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	77	100.0%	14.26	Publix
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	95.3%	12.97	Publix
Plantation Plaza	Jacksonville	FL	20%	2004	2004	10,500	78	93.5%	15.54	Publix
Regency Square	Tampa-St. Petersburg-Clearwater	FL		1993	2013	—	352	98.0%	15.84	AMC Theater, Michaels, (Best Buy), (Macdill)
Seminole Shoppes	Jacksonville	FL	50%	2009	2009	9,698	77	100.0%	21.80	Publix
Shoppes @ 104	Miami-Fort Lauderdale-Miami Beach	FL		1998	1990	—	108	98.0%	17.77	Winn-Dixie
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2004	—	126	100.0%	18.33	Publix, (Kohl's)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	19.79	--
Starke (6)	Other	FL		2000	2000	—	13	100.0%	25.56	--
Suncoast Crossing (6)	Tampa-St. Petersburg-Clearwater	FL		2007	2007	—	118	92.0%	5.99	Kohl's, (Target)
Town Square	Tampa-St. Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	28.53	--
University Commons (6)	Miami-Fort Lauderdale-Miami Beach	FL		2015	2001	38,000	180	100.0%	30.49	Whole Foods, Nordstrom Rack
Village Center	Tampa-St. Petersburg-Clearwater	FL		1995	2014	—	187	96.5%	18.21	Publix
Welleby Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1996	1982	—	110	93.3%	12.63	--
Wellington Town Square	Miami-Fort Lauderdale-Miami Beach	FL		1996	1982	12,800	107	94.3%	20.78	Publix
Westchase	Tampa-St. Petersburg-Clearwater	FL		2007	1998	6,941	79	94.5%	14.47	Publix
Willa Springs	Orlando	FL	20%	2000	2000	7,020	90	97.1%	19.14	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Ashford Place	Atlanta-Sandy Springs-Marietta	GA		1997	1993	—	53	97.2%	20.50	--
Briarcliff La Vista	Atlanta-Sandy Springs-Marietta	GA		1997	1962	—	39	100.0%	20.01	--
Briarcliff Village (6)	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	190	94.2%	15.61	Publix
Brighten Park (fka Loehmanns Plaza Georgia)	Atlanta-Sandy Springs-Marietta	GA		1997	1986	—	138	75.2%	24.73	The Fresh Market
Buckhead Court	Atlanta-Sandy Springs-Marietta	GA		1997	1984	—	48	92.5%	20.73	--
Cambridge Square	Atlanta-Sandy Springs-Marietta	GA		1996	1979	—	71	98.7%	14.30	Kroger
Cornerstone Square	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	80	100.0%	15.33	Aldi
Delk Spectrum	Atlanta-Sandy Springs-Marietta	GA		1998	1991	—	99	95.7%	14.67	Publix
Dunwoody Hall	Atlanta-Sandy Springs-Marietta	GA	20%	1997	1986	6,855	86	100.0%	17.57	Publix
Dunwoody Village	Atlanta-Sandy Springs-Marietta	GA		1997	1975	—	121	90.5%	18.27	The Fresh Market
Howell Mill Village (6)	Atlanta-Sandy Springs-Marietta	GA		2004	1984	—	92	96.0%	19.34	Publix
Paces Ferry Plaza (6)	Atlanta-Sandy Springs-Marietta	GA		1997	1987	—	62	70.7%	33.19	--
Powers Ferry Square	Atlanta-Sandy Springs-Marietta	GA		1997	2013	—	101	99.4%	27.88	--
Powers Ferry Village	Atlanta-Sandy Springs-Marietta	GA		1997	1994	—	79	100.0%	13.02	Publix
Russell Ridge	Atlanta-Sandy Springs-Marietta	GA		1994	1995	—	101	98.6%	12.59	Kroger
Sandy Springs	Atlanta-Sandy Springs-Marietta	GA		2012	2006	—	116	92.5%	21.54	Trader Joe's
Civic Center Plaza	Chicago-Naperville-Joliet	IL	40%	2005	1989	22,000	265	98.9%	11.23	Super H Mart, Home Depot
Clybourn Commons	Chicago-Naperville-Joliet	IL		2014	1999	—	32	100.0%	34.81	--
Glen Oak Plaza	Chicago-Naperville-Joliet	IL		2010	1967	—	63	95.2%	22.99	Trader Joe's
Hinsdale	Chicago-Naperville-Joliet	IL		1998	2015	—	179	95.0%	15.39	Whole Foods
McHenry Commons Shopping Center	Chicago-Naperville-Joliet	IL	40%	2005	1988	—	99	91.1%	7.26	Hobby Lobby
Riverside Sq & River's Edge	Chicago-Naperville-Joliet	IL	40%	2005	1986	15,291	169	91.1%	15.86	Mariano's Fresh Market
Roscoe Square	Chicago-Naperville-Joliet	IL	40%	2005	2012	11,543	140	100.0%	19.81	Mariano's Fresh Market
Shorewood Crossing	Chicago-Naperville-Joliet	IL	20%	2004	2001	—	88	92.2%	14.42	Mariano's Fresh Market
Shorewood Crossing II	Chicago-Naperville-Joliet	IL	20%	2007	2005	—	86	100.0%	14.07	Babies R Us
Stonebrook Plaza Shopping Center	Chicago-Naperville-Joliet	IL	40%	2005	1984	8,161	96	82.0%	11.80	Jewel-Osco
Westchester Commons (fka Westbrook Commons)	Chicago-Naperville-Joliet	IL		2001	2014	—	139	98.3%	17.56	Mariano's Fresh Market
Willow Festival (6)	Chicago-Naperville-Joliet	IL		2010	2007	39,505	404	100.0%	16.20	Whole Foods, Lowe's
Airport Crossing	Chicago-Naperville-Joliet	IN	88%	2006	2006	—	12	77.3%	18.86	(Kohl's)
Augusta Center	Chicago-Naperville-Joliet	IN	96%	2006	2006	—	15	100.0%	22.54	(Menards)
Shops on Main	Chicago-Naperville-Joliet	IN	92%	2013	2013	—	254	94.2%	14.70	Whole Foods, Gordmans
Willow Lake Shopping Center	Indianapolis	IN	40%	2005	1987	—	86	100.0%	15.99	(Kroger)
Willow Lake West Shopping Center	Indianapolis	IN	40%	2005	2001	10,000	53	100.0%	24.28	Trader Joe's
Fellsway Plaza (6)	Boston-Cambridge-Quincy	MA	75%	2013	2015	34,154	155	98.3%	22.17	Stop & Shop
Shops at Saugus	Boston-Cambridge-Quincy	MA		2006	2006	—	87	92.1%	28.68	Trader Joe's

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Twin City Plaza	Boston-Cambridge-Quincy	MA		2006	2004	—	274	96.2%	17.90	Shaw's, Marshall's
Bowie Plaza	Washington-Arlington-Alexandria	MD	40%	2005	1966	—	103	96.1%	20.47	--
Burnt Mills (6)	Washington-Arlington-Alexandria	MD	20%	2013	2004	7,000	31	100.0%	37.83	Trader Joe's
Clinton Park	Washington-Arlington-Alexandria	MD	20%	2003	2003	—	206	74.2%	9.47	Sears, (Toys "R" Us)
Cloppers Mill Village	Washington-Arlington-Alexandria	MD	40%	2005	1995	—	137	96.8%	17.46	Shoppers Food Warehouse
Festival at Woodholme	Baltimore-Towson	MD	40%	2005	1986	21,245	81	95.4%	37.17	Trader Joe's
Firstfield Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	2014	—	22	95.5%	37.08	--
King Farm Village Center	Washington-Arlington-Alexandria	MD	25%	2004	2015	27,500	118	91.4%	24.85	Safeway
Parkville Shopping Center	Baltimore-Towson	MD	40%	2005	2013	11,782	162	91.6%	14.53	Giant Food
Southside Marketplace	Baltimore-Towson	MD	40%	2005	2011	14,643	125	96.0%	18.49	Shoppers Food Warehouse
Takoma Park	Washington-Arlington-Alexandria	MD	40%	2005	1960	—	104	93.1%	12.28	Shoppers Food Warehouse
Valley Centre	Baltimore-Towson	MD	40%	2005	1987	19,018	220	97.0%	15.64	Aldi, TJ Maxx
Village at Lee Airpark (6)	Baltimore-Towson	MD		2005	2014	—	113	96.1%	28.64	Giant Food, (Sunrise)
Watkins Park Plaza	Washington-Arlington-Alexandria	MD	40%	2005	1985	—	111	98.5%	24.10	LA Fitness
Woodmoor Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1954	6,575	69	97.7%	27.42	--
Fenton Marketplace	Flint	MI		1999	1999	—	97	95.7%	7.11	Family Farm & Home
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	10.36	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	11.98	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	10.84	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	10,528	210	100.0%	9.83	Wal-Mart, (Target), (Lowe's)
Apple Valley Square	Minneapolis-St. Paul-Bloomington	MN	25%	2006	1998	16,000	185	97.6%	12.40	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)
Calhoun Commons	Minneapolis-St. Paul-Bloomington	MN	25%	2011	1999	3,008	66	100.0%	24.32	Whole Foods
Colonial Square	Minneapolis-St. Paul-Bloomington	MN	40%	2005	2014	9,794	93	98.8%	22.14	Lund's
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	100.0%	12.07	Kohl's
Rockridge Center	Minneapolis-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	95.4%	13.08	Cub Foods
Cameron Village	Raleigh-Cary	NC	30%	2004	2014	60,000	558	97.4%	20.04	Harris Teeter, The Fresh Market
Carmel Commons	Charlotte-Gastonia-Concord	NC		1997	2012	—	133	95.1%	18.84	The Fresh Market
Cochran Commons	Charlotte-Gastonia-Concord	NC	20%	2007	2003	5,506	66	95.6%	15.57	Harris Teeter
Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	26.79	Whole Foods
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	15.02	Harris Teeter
Harris Crossing	Raleigh-Cary	NC		2007	2007	—	65	89.4%	8.26	Harris Teeter
Holly Park	Raleigh-Cary	NC	99%	2013	1969	—	160	100.0%	14.70	Trader Joe's
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	96.8%	11.97	Kroger
Maynard Crossing	Raleigh-Cary	NC	20%	1998	1997	8,933	123	94.2%	14.79	Kroger
Phillips Place	Charlotte-Gastonia-Concord	NC	50%	2012	2005	44,500	133	98.5%	31.54	Dean & Deluca
Providence Commons	Charlotte-Gastonia-Concord	NC	25%	2010	1994	—	74	100.0%	18.07	Harris Teeter

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Shops at Erwin Mill (fka Erwin Square)	Durham-Chapel Hill	NC	55%	2012	2012	10,000	87	98.2%	17.06	Harris Teeter
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	17.53	Trader Joe's
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	96.6%	15.36	Kroger
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	96.8%	17.70	The Fresh Market
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975	8,000	75	98.0%	17.17	Whole Foods
Willow Oaks (7)	Charlotte-Gastonia-Concord	NC		2014	2014	—	69	81.5%	16.10	Publix
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	95.7%	12.31	Food Lion
Plaza Square	New York-Northern New Jersey-Long Island	NJ	40%	2005	1990	13,598	104	100.0%	21.84	Shop Rite
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	87.5%	12.63	Acme Markets
Lake Grove Commons	New York-Northern New Jersey-Long Island	NY	40%	2012	2008	31,970	141	100.0%	32.32	Whole Foods, LA Fitness
Cherry Grove	Cincinnati-Middletown	OH		1998	2012	—	196	93.6%	11.27	Kroger
East Pointe	Columbus	OH		1998	2014	—	107	98.7%	9.63	Kroger
Hyde Park	Cincinnati-Middletown	OH		1997	1995	—	397	99.7%	15.27	Kroger, Remke Markets
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	12.03	Kroger
Maxtown Road (Northgate)	Columbus	OH		1998	1996	—	85	100.0%	11.16	Kroger, (Home Depot)
Red Bank Village	Cincinnati-Middletown	OH		2006	2006	—	164	100.0%	6.39	Wal-Mart
Regency Commons	Cincinnati-Middletown	OH		2004	2004	—	34	100.0%	21.74	--
Westchester Plaza	Cincinnati-Middletown	OH		1998	1988	—	88	98.4%	9.47	Kroger
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	20.03	Trader Joe's
Greenway Town Center	Portland-Vancouver-Beaverton	OR	40%	2005	2014	—	93	98.1%	13.59	Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Beaverton	OR		1999	1988	—	149	92.7%	15.95	Safeway
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	21.39	Trader Joe's
Northgate Marketplace Ph II (7)	Medford	OR		2011	2015	—	179		11.20	Dick's Sporting Goods
Sherwood Crossroads	Portland-Vancouver-Beaverton	OR		1999	1999	—	88	95.4%	10.99	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Beaverton	OR		2006	2006	—	71	100.0%	27.41	Whole Foods
Walker Center	Portland-Vancouver-Beaverton	OR		1999	1987	—	90	90.4%	18.89	Bed Bath and Beyond
Allen Street Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	92.0%	14.08	Ahart's Market
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	78.4%	19.98	Ross Dress for Less
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	1960	—	214	99.3%	28.14	Trader Joe's
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	33.45	--
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	90	96.0%	26.11	(Wegmans), (Target), Sports Authority
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	11,031	91	100.0%	22.54	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	10,840	141	83.0%	17.71	Acme Markets
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	96.0%	7.52	Valley Farm Market
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	9,699	90	92.5%	20.15	Giant Food

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Buckwalter Village	Hilton Head Island-Beaufort	SC		2006	2006	—	60	100.0%	14.47	Publix
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	15.37	Publix
Queensborough Shopping Center	Charleston-North Charleston	SC	50%	1998	1993	—	82	100.0%	10.34	Publix
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro	TN		1997	1998	—	70	100.0%	14.38	Publix
Northlake Village	Nashville-Davidson--Murfreesboro	TN		2000	1988	—	138	91.0%	12.86	Kroger
Peartree Village	Nashville-Davidson--Murfreesboro	TN		1997	1997	6,836	110	100.0%	18.12	Harris Teeter
Alden Bridge	Houston-Baytown-Sugar Land	TX	20%	2002	1998	12,870	139	100.0%	19.28	Kroger
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	5,745	99	100.0%	11.54	Kroger
CityLine Market (7)	Dallas-Fort Worth-Arlington	TX		2014	2014	—	80	97.6%	25.14	Whole Foods
CityLine Market Phase II (7)	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	25.88	--
Cochran's Crossing	Houston-Baytown-Sugar Land	TX		2002	1994	—	138	96.4%	17.66	Kroger
Hancock	Austin-Round Rock	TX		1999	1998	—	410	97.0%	14.35	H.E.B., Sears
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	25.18	(Kroger)
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	44.40	--
Indian Springs Center	Houston-Baytown-Sugar Land	TX		2002	2003	—	137	100.0%	23.19	H.E.B.
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	96.9%	15.12	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	97.3%	23.40	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	20.19	Tom Thumb
Market at Round Rock	Austin-Round Rock	TX		1999	1987	—	123	100.0%	16.82	Sprout's Markets
Mockingbird Common	Dallas-Fort Worth-Arlington	TX		1999	1987	10,300	120	93.3%	17.67	Tom Thumb
North Hills	Austin-Round Rock	TX		1999	1995	—	144	97.9%	21.69	H.E.B.
Panther Creek	Houston-Baytown-Sugar Land	TX		2002	1994	—	166	99.4%	18.63	Randall's Food
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	6,800	92	100.0%	13.89	Kroger
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	94.8%	30.39	H.E.B. Central Market
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	6,855	110	94.1%	14.38	Kroger
Shops at Mira Vista	Austin-Round Rock	TX		2014	2002	250	68	100.0%	20.62	Trader Joe's
Signature Plaza	Dallas-Fort Worth-Arlington	TX		2003	2004	—	32	90.1%	20.78	(Kroger)
Southpark at Cinco Ranch	Houston-Baytown-Sugar Land	TX		2012	2015	—	265	97.9%	12.62	Kroger, Academy Sports
Sterling Ridge	Houston-Baytown-Sugar Land	TX		2002	2000	13,900	129	100.0%	19.72	Kroger
Sweetwater Plaza	Houston-Baytown-Sugar Land	TX	20%	2001	2000	11,079	134	100.0%	16.89	Kroger
Tech Ridge Center	Austin-Round Rock	TX		2011	2001	8,741	187	96.0%	20.68	H.E.B.
Weslayan Plaza East	Houston-Baytown-Sugar Land	TX	40%	2005	1969	—	168	100.0%	16.88	Berings
Weslayan Plaza West	Houston-Baytown-Sugar Land	TX	40%	2005	1969	38,598	186	100.0%	18.50	Randall's Food
Westwood Village	Houston-Baytown-Sugar Land	TX		2006	2006	—	184	96.8%	18.25	(Target)
Woodway Collection	Houston-Baytown-Sugar Land	TX	40%	2005	2012	8,851	96	100.0%	27.32	Whole Foods
Ashburn Farm Market Center	Washington-Arlington-Alexandria	VA		2000	2000	—	92	100.0%	23.75	Giant Food
Ashburn Farm Village Center	Washington-Arlington-Alexandria	VA	40%	2005	1996	—	89	97.3%	14.64	Shoppers Food Warehouse

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Belmont Chase (7)	Washington-Arlington-Alexandria	VA		2014	2014	—	91	92.8%	28.35	Whole Foods
Braemar Shopping Center	Washington-Arlington-Alexandria	VA	25%	2004	2004	11,533	96	96.3%	21.13	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandria	VA	40%	2005	1996	13,543	104	97.3%	17.60	Shoppers Food Warehouse
Culpeper Colonnade	Culpeper	VA		2006	2014	—	171	98.8%	15.09	Martin's, Dick's Sporting Goods, (Target)
Fairfax Shopping Center	Washington-Arlington-Alexandria	VA		2007	1955	—	76	83.5%	13.39	--
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandria	VA	40%	2005	1990	23,297	169	99.3%	25.22	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	2013	16,267	103	100.0%	22.28	Giant Food
Gayton Crossing	Richmond	VA	40%	2005	1983	—	158	93.0%	15.06	Martin's, (Kroger)
Greenbriar Town Center	Washington-Arlington-Alexandria	VA	40%	2005	1972	50,494	340	98.2%	24.37	Giant Food
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	98.4%	8.40	Aldi
Hollymead Town Center	Charlottesville	VA	20%	2003	2004	25,000	154	94.9%	22.14	Harris Teeter, (Target)
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1960	—	72	95.0%	37.01	Golfsmith
Kings Park Shopping Center (6)	Washington-Arlington-Alexandria	VA	40%	2005	2015	13,745	93	100.0%	27.16	Giant Food
Lorton Station Marketplace	Washington-Arlington-Alexandria	VA	20%	2006	2005	24,375	132	97.7%	21.59	Shoppers Food Warehouse
Saratoga Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	11,126	113	100.0%	19.34	Giant Food
Shops at County Center	Washington-Arlington-Alexandria	VA		2005	2005	—	97	92.8%	19.99	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandria	VA		2007	2014	—	314	98.7%	16.17	Wegmans, Dick's Sporting Goods
Signal Hill	Washington-Arlington-Alexandria	VA	20%	2003	2004	—	95	97.5%	21.59	Shoppers Food Warehouse
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1980	—	187	91.5%	19.21	Giant Food
Village Center at Dulles	Washington-Arlington-Alexandria	VA	20%	2002	1991	41,588	298	97.2%	24.28	Shoppers Food Warehouse, Gold's Gym
Village Shopping Center	Richmond	VA	40%	2005	1948	16,016	111	100.0%	22.39	Martin's
Willston Centre I	Washington-Arlington-Alexandria	VA	40%	2005	1952	—	105	95.6%	25.09	--
Willston Centre II	Washington-Arlington-Alexandria	VA	40%	2005	2010	27,000	136	94.3%	23.69	Safeway, (Target)
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	11,617	107	92.4%	15.56	Safeway
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	98.4%	24.33	Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	14,409	215	96.0%	11.58	Haggen
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1956	10,270	78	100.0%	23.65	Albertsons
Grand Ridge	Seattle-Tacoma-Bellevue	WA		2012	2012	11,125	326	100.0%	22.57	Safeway, Regal Cinemas
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	35.94	--
Overlake Fashion Plaza (6)	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	12,100	81	100.0%	24.47	(Sears)
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	100.0%	22.76	Quality Food Centers
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	100.0%	30.04	(Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	86.2%	28.98	(Target)
Whitnall Square Shopping Center	Milwaukee-Waukesha-West Allis	WI	40%	2005	1989	—	133	92.8%	8.07	Pick 'N' Save
Regency Centers Total						$1,905,067	38,035	95.8%
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
(4) Average base rent per SFT is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue.
(5) A retailer that supports our shopping center and in which we have no ownership is indicated by parentheses.
(6) The ground underlying the building and improvements are not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
(7) Property in development.

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

Our common stock is traded on the New York Stock Exchange under the symbol "REG." The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2015 and 2014.

	2015			2014
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$70.80	63.38	0.4850	$51.49	45.41	0.4700
June 30	69.45	58.81	0.4850	56.11	50.55	0.4700
September 30	64.79	55.79	0.4850	57.99	53.28	0.4700
December 31	69.45	61.71	0.4850	65.72	53.55	0.4700

We have determined that the dividends paid during 2015 and 2014 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions	Qualified Dividends (included in Ordinary Dividends)	Unrecapt Sec 1250 Gain
2015	$1.9400	1.4744	0.0970	0.3686	0.0970	0.0388
2014	1.8800	1.3160	0.3008	0.2632	—	0.0564
As of February 10, 2016, there were approximately 27,974 holders of common equity.
We intend to pay regular quarterly distributions to Regency Centers Corporation's common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions at least equal to 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such stockholders.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities, and we did not repurchase any of our equity securities during the quarter ended December 31, 2015.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index, the FTSE NAREIT Equity REIT Index, and the FTSE NAREIT Equity Shopping Centers index since December 31, 2010. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	12/10	12/11	12/12	12/13	12/14	12/15

Regency Centers Corporation	$100.00	93.15	121.45	123.64	176.24	193.90
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
FTSE NAREIT Equity REITs	100.00	108.29	127.85	131.01	170.49	175.94
FTSE NAREIT Equity Shopping Centers	100.00	99.27	124.11	130.31	169.35	177.34

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2015 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges). This historical Selected Financial Data has been derived from the audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2015	2014		2013	2012	2011
Operating data:
Revenues	$569,763	537,898		489,007	473,929	470,449
Operating expenses	365,098	353,348		324,687	307,493	303,976
Total other expense (income)	110,236	83,046	(1)	111,741	131,240	136,317
Income from operations before equity in income of investments in real estate partnerships	94,429	101,504		52,579	35,196	30,156
Equity in income of investments in real estate partnerships	22,508	31,270		31,718	23,807	9,643
Income tax (benefit) expense of taxable REIT subsidiary	—	(996)		—	13,224	2,994
Income from continuing operations	116,937	133,770		84,297	45,779	36,805
Income (loss) from discontinued operations (2)	—	—		65,285	(21,728)	16,579
Gain on sale of real estate	35,606	55,077		1,703	2,158	2,404
Net income	152,543	188,847		151,285	26,209	55,788
Income attributable to noncontrolling interests	(2,487)	(1,457)		(1,481)	(342)	(4,418)
Net income attributable to the Company	150,056	187,390		149,804	25,867	51,370
Preferred stock dividends	(21,062)	(21,062)		(21,062)	(32,531)	(19,675)
Net income (loss) attributable to common stockholders	$128,994	166,328		128,742	(6,664)	31,695

NAREIT FFO (3)	276,515	269,149		240,621	222,100	220,318
Core FFO (3)	288,872	261,506		241,619	230,937	213,148
Income per common share - diluted (note 15):
Continuing operations	$1.36	1.80		0.69	0.16	0.16
Discontinued operations (2)	—	—		0.71	(0.24)	0.19
Net income attributable to common stockholders	$1.36	1.80		1.40	(0.08)	0.35
Other information:
Net cash provided by operating activities	$275,637	277,742		250,731	257,215	217,633
Net cash used in investing activities	(139,346)	(210,290)		(9,817)	3,623	(77,723)
Net cash used in financing activities	(213,211)	(34,360)		(182,579)	(249,891)	(145,569)
Dividends paid to common stockholders	181,691	172,900		168,095	164,747	160,479
Common dividends declared per share	1.94	1.88		1.85	1.85	1.85
Common stock outstanding including exchangeable operating partnership units	97,367	94,262		92,499	90,572	90,099
Ratio of earnings to fixed charges (4)	2.5	2.6		1.8	1.6	1.5
Ratio of earnings to combined fixed charges and preference dividends (4)	2.1	2.2		1.5	1.4	1.3

Balance sheet data:
Real estate investments before accumulated depreciation	$4,852,106	4,743,053		4,385,380	4,352,839	4,488,794
Total assets	4,191,074	4,197,170		3,913,516	3,853,458	3,987,071
Total debt	1,872,478	2,021,357		1,854,697	1,941,891	1,982,440
Total liabilities	2,108,454	2,260,688		2,052,382	2,107,547	2,117,417
Total stockholders’ equity	2,054,109	1,906,592		1,843,354	1,730,765	1,808,355
Total noncontrolling interests	28,511	29,890		17,780	15,146	61,299
(1) During the year ended December 31, 2014, the Company recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(2) On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals since adoption of this ASU qualify as discontinued operations, therefore prior period amounts were not reclassified for property sales since adoption.
(3) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(4) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.

Operating Partnership

	2015	2014		2013	2012	2011
Operating data:
Revenues	$569,763	537,898		489,007	473,929	470,449
Operating expenses	365,098	353,348		324,687	307,493	303,976
Total other expense (income)	110,236	83,046	(1)	111,741	131,240	136,317
Income from operations before equity in income of investments in real estate partnerships	94,429	101,504		52,579	35,196	30,156
Equity in income of investments in real estate partnerships	22,508	31,270		31,718	23,807	9,643
Income tax (benefit) expense of taxable REIT subsidiary	—	(996)		—	13,224	2,994
Income from continuing operations	116,937	133,770		84,297	45,779	36,805
Income (loss) from discontinued operations (2)	—	—		65,285	(21,728)	16,579
Gain on sale of real estate	35,606	55,077		1,703	2,158	2,404
Net income	152,543	188,847		151,285	26,209	55,788
Income attributable to noncontrolling interests	(2,247)	(1,138)		(1,205)	(865)	(590)
Net income attributable to the Partnership	150,296	187,709		150,080	25,344	55,198
Preferred unit distributions	(21,062)	(21,062)		(21,062)	(31,902)	(23,400)
Net income (loss) attributable to common unit holders	$129,234	166,647		129,018	(6,558)	31,798

NAREIT FFO (3)	276,515	269,149		240,621	222,100	220,318
Core FFO (3)	288,872	261,506		241,619	230,937	213,148
Income per common unit - diluted (note 15):
Continuing operations	$1.36	1.80		0.69	0.16	0.16
Discontinued operations (2)	—	—		0.71	(0.24)	0.19
Net income (loss) attributable to common unit holders	$1.36	1.80		1.40	(0.08)	0.35

Other information:
Net cash provided by operating activities	$275,637	277,742		250,731	257,215	217,633
Net cash used in investing activities	(139,346)	(210,290)		(9,817)	3,623	(77,723)
Net cash used in financing activities	(213,211)	(34,360)		(182,579)	(249,891)	(145,569)
Distributions paid on common units	181,691	172,900		168,095	164,747	160,479
Ratio of earnings to fixed charges (4)	2.5	2.6		1.8	1.6	1.5
Ratio of combined fixed charges and preference dividends to earnings (4)	2.1	2.2		1.5	1.4	1.3

Balance sheet data:
Real estate investments before accumulated depreciation	$4,852,106	4,743,053		4,385,380	4,352,839	4,488,794
Total assets	4,191,074	4,197,170		3,913,516	3,853,458	3,987,071
Total debt	1,872,478	2,021,357		1,854,697	1,941,891	1,982,440
Total liabilities	2,108,454	2,260,688		2,052,382	2,107,547	2,117,417
Total partners’ capital	2,052,134	1,904,678		1,841,928	1,729,612	1,856,550
Total noncontrolling interests	30,486	31,804		19,206	16,299	13,104

(1) During the year ended December 31, 2014, the Company recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(2) On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals since adoption of this ASU qualify as discontinued operations, therefore prior period amounts were not reclassified for property sales since adoption.
(3) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(4) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

During 2015, we executed on our strategic objectives to further solidify Regency’s position as a leader among shopping center REITs:
Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers, by acquiring and developing new shopping centers, and by redeveloping shopping centers within our portfolio. Noteworthy milestones and achievements during 2015 include:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 4.4% in 2015, marking four consecutive years of 4% growth.

•	We maintained our pro-rata same property percent leased at 95.8% at December 31, 2015 and 2014.

•	We grew rental rates 9.6% on comparable spaces for new and renewal leases.

•
We cost effectively invested in the acquisition of one operating property and funded the purchase with $50 million from the sale of a center with a similar cap rate but a lower growth opportunity and greater anchor risk.

Develop new, high quality shopping centers and redevelop existing centers at attractive returns on investment from a disciplined development program.
We capitalize on our development capabilities, market presence, and anchor relationships by investing in new developments and redevelopments of existing centers.

•	During 2015, we started $116.7 million of development and redevelopment projects with a weighted average estimated yield of 7.5%.

•
As of December 31, 2015, we have seven ground-up developments in process, with total expected net development costs of $163.9 million with projected return on capital of 7.7%, and are currently 83% leased. We also have thirteen redevelopments of existing centers in process with total expected net redevelopment costs of $81.8 million and incremental yields ranging from 7.0% - 10.0%.

Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns.
We fund acquisitions and development activities from various capital sources including operating cash flow, property sales through a disciplined match-funding strategy of selling low growth assets, equity offerings, new debt financing, and capital from our co-investment partners.

•
We managed our balance sheet to improve our debt maturity profile by refinancing and reducing our unsecured borrowings, thereby leveling our maturities to better withstand downturns in the financial markets and efficiently fund investments.

•
We cost effectively sold $193.6 million in common stock through our forward equity offering in January. Net proceeds of $186.2 million were received in November upon settlement and used a portion to improve our debt maturity profile. In addition, we issued 189,200 shares through our ATM program resulting in net proceeds of $12.7 million.

•	At December 31, 2015, our net debt-to-core EBITDA ratio was 5.2x versus 5.7x at December 31, 2014. We had $36.9 million of cash and no outstanding balance on our $800.0 million line of credit.

Engage a talented and dedicated team that operates efficiently and is recognized as a leader in the real estate industry with respect to development and operating capabilities, customer relationships, operating and technology systems, and environmental sustainability.

•
We executed on our succession plan with our bench of proven and experienced executives with the promotion of Lisa Palmer to President, in addition to her existing role of Chief Financial Officer. Additionally, we promoted two Managing Directors to Executive Vice President of Operations and of Development, respectively.

•	We worked to increase employee engagement through a variety of employee-related initiatives.

•	We developed critical information platforms that provide value added decision making capabilities.

Leasing Activity and Significant Tenants

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

Pro-rata Occupancy

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2015	December 31, 2014
% Leased – Operating	95.9%	95.9%
Anchor space	98.5%	98.8%
Shop space	91.7%	91.2%

The percent leased in our operating portfolio remained constant in 2015. During the fourth quarter of 2015, we successfully recaptured two anchor spaces, giving us control over the future tenant mix at these centers and the ability to improve rents. Our shop space experienced pro-rata occupancy gains of 50 basis points driven primarily by new leasing and lower than historical move-out rates.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

Year ended December 31, 2015
	Leasing Transactions (1)	Square Feet ("SF") (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	15	295	$13.81	$5.28	$5.14
Shop space	445	724	$30.67	$10.35	$13.53
Total New Leases	460	1,019	$25.79	$8.88	$11.10
Renewals
Anchor space	48	972	$11.96	$0.01	$1.08
Shop space	950	1,497	$30.33	$0.64	$3.92
Total Renewal Leases (1)	998	2,469	$23.10	$0.40	$2.80
Total Leases	1,458	3,488	$23.88	$2.87	$5.23

Year ended December 31, 2014
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	28	793	$14.49	$5.54	$4.62
Shop space	477	828	$29.24	$8.76	$13.72
Total New Leases	505	1,621	$22.02	$7.19	$9.27
Renewals
Anchor space	59	1,173	$11.80	$0.20	$1.07
Shop space	854	1,281	$28.80	$0.76	$3.61
Total Renewal Leases (1)	913	2,454	$20.67	$0.49	$2.39
Total Leases	1,418	4,075	$21.21	$3.16	$5.13
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average per square foot ("PSF").

Overall, leasing activity continues to be strong. In the shop space category for both new leases and renewals, base rent PSF continued to increase on leases executed in 2015. In the anchor category, base rent PSF on new leases decreased slightly due to the geographic location of anchor deals in 2015 as compared to 2014.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers:

	December 31, 2015
Grocery Anchor	Number of Stores (1)	Percentage of Company Owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	58	8.8%	4.7%
Publix	46	6.5%	3.7%
Albertsons/Safeway	49	4.8%	2.9%
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

Results from Operations

Comparison of the years ended December 31, 2015 and 2014:

Our revenues increased as summarized in the following table:

(in thousands)	2015	2014	Change
Minimum rent	$415,155	390,697	24,458
Percentage rent	3,750	3,488	262
Recoveries from tenants	116,120	108,434	7,686
Other income	9,175	11,184	(2,009)
Management, transaction, and other fees	25,563	24,095	1,468
Total revenues	$569,763	537,898	31,865

Minimum rent increased as follows:

•	$5.0 million increase due to the acquisitions of operating properties;

•	$9.8 million increase from operations beginning at development properties; and

•	$15.7 million increase in minimum rent from same properties, with $6.7 million relating to redevelopment properties, and $9.0 million relating to higher rental rates and rent paying occupancy growth;

•	reduced by $6.0 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.2 million increase due to the acquisition of operating properties;

•	$1.5 million increase from operations beginning at development properties; and,

•	$5.9 million increase from same properties associated with rent paying occupancy improvements and higher recoverable costs;

•	reduced by approximately $890,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, decreased primarily as a result of a higher level of settlement and lease termination income earned in 2014.

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

(in thousands)	2015	2014	Change
Asset management fees	$6,416	6,013	403
Property management fees	13,123	13,020	103
Leasing commissions and other fees	6,024	5,062	962
Total management, transaction, and other fees	$25,563	24,095	1,468

Asset and property management fees increased due to higher property values and revenues in our co-investment partnerships. Leasing commissions and other fees increased during 2015 due to the higher average rents on leasing transactions.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2015	2014	Change
Depreciation and amortization	$146,829	147,791	(962)
Operating and maintenance	82,978	77,788	5,190
General and administrative	65,600	60,242	5,358
Real estate taxes	61,855	59,031	2,824
Other operating expenses	7,836	8,496	(660)
Total operating expenses	$365,098	353,348	11,750

Depreciation and amortization decreased as follows:

•	$2.9 million decrease from the sale of operating properties;

•	$1.9 million increase primarily from operations beginning at development properties and acquisition of operating properties.

Operating and maintenance costs increased as follows:

•	$1.6 million increase from operations beginning at development properties;

•	$2.9 million increase at same properties primarily driven by increases in property management fees, landscaping, and parking lot maintenance costs;

•	$2.1 million increase relating to acquisition of operating properties;

•	reduced by $1.4 million from the sale of operating properties.

General and administrative expenses increased as follows:

•	$3.9 million of higher compensation costs, including $2.2 million associated with executive management changes at December 31, 2015;

•	$2.3 million of lower development overhead capitalization based on fewer new development and redevelopment projects started in 2015;

•	reduced by $1.1 million from the decrease in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased as follows:

•	$690,000 increase from acquisition of operating properties;

•	$510,000 increase relating to operations beginning at development properties; and,

•	$2.0 million increase at same properties from increased tax assessments;

•	reduced by approximately $360,000 from the sale of operating properties.

The following table presents the components of other expense (income):

(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	$98,485	104,938	(6,453)
Interest on unsecured credit facilities	3,566	3,539	27
Capitalized interest	(6,739)	(7,142)	403
Hedge expense	8,900	9,366	(466)
Interest income	(1,590)	(1,210)	(380)
Interest expense, net	102,622	109,491	(6,869)
Provision for impairment	—	1,257	(1,257)
Early extinguishment of debt	8,239	18	8,221
Net investment (income) loss	(625)	(9,449)	8,824
Gain on remeasurement of investment in real estate partnership	—	(18,271)	18,271
Total other expense (income)	$110,236	83,046	27,190

The $6.9 million decrease in interest expense, net is mainly due to lower interest rates from refinancing our long-term debt during 2014 and 2015 and lower outstanding balances on notes payable.

We did not recognize impairment losses during 2015. During the year ended December 31, 2014, we recognized a $1.1 million loss on the disposal of one operating property and one land parcel and a $175,000 impairment on two parcels of land held.

During November 2015, we incurred an $8.2 million charge from a make-whole premium on our $100.0 million early redemption of the $400.0 million outstanding 5.875% senior unsecured notes that are due in 2017.

Net investment income decreased $8.8 million, largely driven by an $8.1 million gain realized on the sale of available-for-sale securities in 2014 and a $1.1 million decrease in the fair value of plan assets in the non-qualified deferred compensation plan during 2015, which is consistent with the change in plan liabilities included in general and administrative expenses above.

During the year ended December 31, 2014, we acquired the remaining 50% interest and gained control of a previously unconsolidated investment in a real estate partnership that owns a single operating property. As the operating property constitutes a business, acquisition of control was accounted for as a step acquisition, and the net assets acquired were recognized at fair value. The gain of $18.3 million was recognized as the difference between the fair value and carrying value of the Company's previously held equity interest, using an income approach to measure fair value.

Our equity in income of investments in real estate partnerships increased (decreased) as follows:

(in thousands)	Regency's Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$18,148	13,727	4,421
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	(278)	1,431	(1,709)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	755	233	522
Cameron Village, LLC (Cameron)	30.00%	643	1,008	(365)
RegCal, LLC (RegCal)	25.00%	576	966	(390)
US Regency Retail I, LLC (USAA)	20.01%	807	567	240
Other investments in real estate partnerships	50.00%	1,857	13,338	(11,481)
Total equity in income of investments in real estate partnerships		$22,508	31,270	(8,762)

The $8.8 million net decrease is largely attributed to:
GRIR: $4.4 million increase driven by:

•	$1.3 million increase in base rent from occupancy and rental rate growth,

•	$1.8 million decrease in depreciation due to higher depreciation expense in 2014 relating to redevelopment activity,

•	Reduced interest expense roughly $800,000 by paying off or refinancing property debt at better rates in 2014 and 2015.
Columbia I: $1.8 million decrease from impairment loss upon the sale of one operating property during 2015;
Columbia II: $424,000 increase due to impairment losses recognized upon the sale of two properties during 2014; and
Other investments in real estate partnerships: $11.4 million decrease within our other investment partnerships driven by the $10.9 million gains on the sale of two land parcels and two operating properties during 2014.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2015	2014	Change
Income from continuing operations before tax	$116,937	132,774	(15,837)
Income tax (benefit) of taxable REIT subsidiary	—	(996)	996
Gain on sale of real estate	35,606	55,077	(19,471)
Income attributable to noncontrolling interests	(2,487)	(1,457)	(1,030)
Preferred stock dividends	(21,062)	(21,062)	—
Net income attributable to common stockholders	$128,994	166,328	(37,334)
Net income attributable to exchangeable operating partnership units	240	319	(79)
Net income attributable to common unit holders	$129,234	166,647	(37,413)

A $1.0 million tax benefit was recognized in 2014 upon the receipt of a state tax refund from amending our prior tax returns.

We recognized $35.6 million of gains on the sale of real estate, net of taxes, in 2015 attributable to the sale of five operating properties and two land parcels as compared to $55.1 million of gains on the sale of real estate, net of taxes, in 2014 attributable to the sale of eleven operating properties and six land parcels.

Income attributable to noncontrolling interests increased $1.0 million due to to the 2014 acquisition of a portfolio held within a consolidated partnership, coupled with new operating activity from a development beginning operations and a recent redevelopment completion within our consolidated partnerships.

Comparison of the years ended December 31, 2014 and 2013:

Our revenues increased as summarized in the following table:

(in thousands)	2014	2013	Change
Minimum rent	$390,697	353,833	36,864
Percentage rent	3,488	3,583	(95)
Recoveries from tenants	108,434	95,902	12,532
Other income	11,184	10,592	592
Management, transaction, and other fees	24,095	25,097	(1,002)
Total revenues	$537,898	489,007	48,891

Minimum rent increased as follows:

•	$16.8 million increase due to the acquisitions of operating properties;

•	$12.3 million increase from operations beginning at development properties; and

•	$9.9 million increase in minimum rent from same properties, with $4.4 million relating to redevelopment properties, and $5.5 million relating to higher rental rates and rent paying occupancy growth;

•	reduced by a $2.2 million decrease from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$3.8 million increase due to the acquisition of operating properties;

•	$3.5 million increase from operations beginning at development properties during 2014 and 2013; and,

•	$6.2 million increase in recoveries at same properties, which was driven by an increase in occupancy and recoverable costs;

•	reduced by $1.0 million decrease from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased primarily as a result of settlement and lease termination fee income earned in 2014.

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

(in thousands)	2014	2013	Change
Asset management fees	$6,013	6,205	(192)
Property management fees	13,020	13,692	(672)
Leasing commissions and other fees	5,062	5,200	(138)
Total management, transaction, and other fees	$24,095	25,097	(1,002)

Asset and property management fees decreased due to the liquidation of one unconsolidated real estate partnership consisting of nine properties during the third quarter of 2013.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2014	2013	Change
Depreciation and amortization	$147,791	130,630	17,161
Operating and maintenance	77,788	71,018	6,770
General and administrative	60,242	61,234	(992)
Real estate taxes	59,031	53,726	5,305
Other operating expenses	8,496	8,079	417
Total operating expenses	$353,348	324,687	28,661

Depreciation and amortization increased as follows:

•	$9.9 million increase from the acquisition of operating properties;

•	$5.5 million increase from operations beginning at development properties; and,

•	$2.6 million increase at same properties, attributable to redevelopments and recent capital improvements being depreciated;

•	reduced by $800,000 from the sale of operating properties.

Operating and maintenance costs increased as follows:

•	$2.6 million increase from operations beginning at development properties;

•	$2.4 million increase at same properties, attributable to an increase in snow removal costs; and,

•	$2.0 million increase relating to the acquisition of operating properties;

•	reduced by approximately $200,000 from the sale of operating properties.

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

Real estate taxes increased as follows:

•	$2.6 million increase from the acquisition of operating properties;

•	$1.6 million increase relating to operations beginning at development properties; and,

•	$1.4 million increase at same properties from increased tax assessments;

•	reduced by approximately $300,000 from the sale of operating properties.

The following table presents the components of other expense (income):

(in thousands)	2014	2013	Change
Interest expense, net
Interest on notes payable	104,938	103,143	1,795
Interest on unsecured credit facilities	3,539	3,937	(398)
Capitalized interest	(7,142)	(6,078)	(1,064)
Hedge expense	9,366	9,607	(241)
Interest income	(1,210)	(1,643)	433
Interest expense, net	109,491	108,966	525
Provision for impairment	1,257	6,000	(4,743)
Early extinguishment of debt	18	32	(14)
Net investment (income) loss	(9,449)	(3,257)	(6,192)
Gain on remeasurement of investment in real estate partnership	(18,271)	—	(18,271)
Total other expense (income)	$83,046	111,741	(28,695)

Our interest expense, net increased $525,000 mainly due to the $77.8 million of mortgage debt assumed with a portfolio acquisition in the first quarter of 2014, offset by additional capitalized interest on development projects.

During 2014, we recognized a $1.1 million of loss on the disposal of one operating property and one land parcel and a $175,000 impairment on two parcels of land held. During the year ended December 31, 2013, we recognized a $6.0 million impairment on a single operating property.

Net investment income increased $6.2 million, largely driven by an $8.1 million gain realized on the sale of available-for-sale securities offset by a $1.9 million decrease in net investment income from the deferred compensation plan relating to the change in the fair value of plan assets.

During 2014, we acquired the remaining 50% interest and gained control of a previously unconsolidated investment in a real estate partnership that owns a single operating property. As the operating property constitutes a business, acquisition of control was accounted for as a step acquisition, and the net assets acquired were recognized at fair value. The gain of $18.3 million was recognized as the difference between the fair value and carrying value of the Company's previously held equity interest, using an income approach to measure fair value.

Our equity in income of investments in real estate partnerships (decreased) increased as follows:

(in thousands)	Regency's Ownership	2014	2013	Change
GRI - Regency, LLC (GRIR)	40.00%	$13,727	12,789	938
Macquarie CountryWide-Regency III, LLC (MCWR III) (1)	—%	—	53	(53)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,431	1,727	(296)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	233	1,274	(1,041)
Cameron Village, LLC (Cameron)	30.00%	1,008	662	346
RegCal, LLC (RegCal)	25.00%	966	332	634
Regency Retail Partners, LP (the Fund) (2)	20.00%	27	7,749	(7,722)
US Regency Retail I, LLC (USAA)	20.01%	567	487	80
BRE Throne Holdings, LLC (BRET) (3)	—%	—	4,499	(4,499)
Other investments in real estate partnerships	50.00%	13,311	2,146	11,165
Total equity in income of investments in real estate partnerships		$31,270	31,718	(448)
(1) As of December 31, 2012, our ownership interest in MCWR III was 24.95%. The liquidation of MCWR III was complete effective March 20, 2013.
(2) On August 13, 2013, the Fund sold 100% of its interest in its entire portfolio of shopping centers to a third party. The Fund will be dissolved following the final distribution of proceeds in 2014.

(3) On October 23, 2013, the Company sold 100% of its interest in the BRET unconsolidated real estate partnership and received a capital distribution of $47.5 million, its share of the undistributed income of the partnership, and a redemption premium. Regency no longer has any interest in the BRET partnership.

The decrease in our equity in income of investments in real estate partnerships is principally due to the following:

•	GRIR: $947,000 increase from gain on one operating property disposal in 2014;

•
Columbia II: $1.0 million decrease due to $424,000 of impairment losses recognized upon sale of two properties in 2014 compared to $830,000 of gains recognized in 2013 on the sale of four operating properties and one land parcel;

•	RegCal: $654,000 gain on one operating property disposal in 2014;

•	The Fund: All operating properties were sold in August 2013 for gains of $7.4 million. The only activity in 2014 was collection of remaining receivables and the final distribution;

•	BRET: $4.5 million decrease from liquidating our ownership interest in October 2013; and,

•	Other investments in real estate partnerships: $11.2 million increase driven by 2014 gains of $10.9 million on the sale of two land parcels and two operating properties.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2014	2013	Change
Income from continuing operations before tax	$132,774	84,297	48,477
Income tax (benefit) of taxable REIT subsidiary	(996)	—	(996)
Discontinued operations
Gain on sale of operating properties, net of tax	—	57,953	(57,953)
Operating income	—	7,332	(7,332)
(Loss) income from discontinued operations	—	65,285	(65,285)
Gain on sale of real estate	55,077	1,703	53,374
Income attributable to noncontrolling interests	(1,457)	(1,481)	24
Preferred stock dividends	(21,062)	(21,062)	—
Net income attributable to common stockholders	$166,328	128,742	37,586
Net income attributable to exchangeable operating partnership units	319	276	43
Net income attributable to common unit holders	$166,647	129,018	37,629

A $1.0 million tax benefit was recognized in 2014 upon the receipt of a state tax refund from amending our prior tax returns. We recognized $55.1 million of gains on sale of real estate, net of taxes, in 2014 attributable to the sale of eleven operating properties and six land parcels.

We recognized a gain on sale of real estate of $55.1 million during 2014 from the sale of eleven operating properties compared to $58.0 million during 2013 from the sale of twelve operating properties.

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

Pro-Rata Same Property NOI:

Our pro-rata same property NOI grew 4.1% from the following major components:

(in thousands)	2015	2014	Change
Base rent	$468,085	451,031	17,054
Percentage rent	5,066	4,885	181
Recovery revenue	136,928	130,922	6,006
Other income	7,644	8,985	(1,341)
Operating expenses	169,047	164,656	4,391
Pro-rata same property NOI (1)	$448,676	431,167	17,509
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Pro-rata same property base rent increased $17.1 million, driven by $5.8 million increase in contractual rent steps and $11.2 million increase in rental rate growth and changes in occupancy.

Pro-rata same property recovery revenue increased $6.0 million due to improvements in rent paying occupancy and increases in recoverable costs.

Pro-rata same property other income decreased $1.3 million during 2015 as a result of a large settlement fee earned in 2014.

Pro-rata same property operating expenses increased $4.4 million primarily associated with increased real estate taxes, property management fees, cleaning, and landscaping costs.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	2015		2014
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	298	25,526	304	25,109
Acquired properties owned for entirety of comparable periods	4	427	6	560
Developments that reached completion by beginning of earliest comparable period presented	3	790	5	360
Disposed properties	(5)	(260)	(17)	(680)
SF adjustments (1)	—	25	—	177
Ending same property count	300	26,508	298	25,526
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:

Our reconciliation of net income available to common shareholders to NAREIT FFO and Core FFO is as follows:

(in thousands, except share information)	2015	2014
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$128,994	166,328
Adjustments to reconcile to NAREIT FFO:
Depreciation and amortization (1)	182,103	184,750
Provision for impairment (2)	1,820	983
Gain on sale of operating properties, net of tax (2)	(36,642)	(64,960)
Gain on remeasurement of investment in real estate partnership	—	(18,271)
Exchangeable partnership units	240	319
NAREIT FFO attributable to common stockholders	$276,515	269,149
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO	$276,515	269,149
Adjustments to reconcile to Core FFO:
Development and acquisition pursuit costs (2)(3)	2,409	2,598
Income tax	—	(996)
Gain on sale of land (2)	(73)	(3,731)
Provision for impairment to land (2)	—	699
Interest rate swap ineffectiveness (2)	5	30
Early extinguishment of debt (2)	8,239	51
Change in executive management	2,193	—
Gain on sale of AmREIT stock, net of costs (3)	—	(5,960)
Dividends from investments	(416)	(334)
Core FFO attributable to common stockholders	$288,872	261,506
(1) Includes Regency's pro-rata share of unconsolidated co-investment partnerships, net of pro-rata share attributable to noncontrolling interests.
(2) Includes Regency's pro-rata share of unconsolidated co-investment partnerships.
(3) 2014 development and acquisition pursuit costs exclude AmREIT, Inc. ("AmREIT") pursuit costs of $1.8 million, which are shown net with the gain on sale of AmREIT stock.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	2015			2014
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from continuing operations	$233,580	(116,643)	116,937	218,753	(85,979)	132,774
Less:
Management, transaction, and other fees	—	25,563	25,563	—	24,095	24,095
Other (2)	6,977	3,081	10,058	8,452	1,590	10,042
Plus:
Depreciation and amortization	129,837	16,992	146,829	130,962	16,829	147,791
General and administrative	—	65,600	65,600	—	60,242	60,242
Other operating expense, excluding provision for doubtful accounts	536	4,937	5,473	933	5,606	6,539
Other expense (income)	26,352	83,884	110,236	29,661	53,385	83,046
Equity in income (loss) of investments in real estate excluded from NOI (3)	65,348	1,787	67,135	59,310	(1,439)	57,871
Pro-rata NOI	$448,676	27,913	476,589	431,167	22,959	454,126
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

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available capacity under our at the market ("ATM") equity program and our unsecured credit facilities:

(in thousands)	December 31, 2015
ATM equity program (see note 12)
Total capacity	$200,000
Remaining capacity	$83,300

Line of Credit (the "Line") (see note 9)
Total capacity	$800,000
Remaining capacity (1)	$794,100
Maturity (2)	May 2019
(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2015	2014	Change
Net cash provided by operating activities	$275,637	277,742	(2,105)
Net cash used in investing activities	(139,346)	(210,290)	70,944
Net cash used in financing activities	(213,211)	(34,360)	(178,851)
Net (decrease) increase in cash and cash equivalents	(76,920)	33,092	(110,012)
Total cash and cash equivalents	$36,856	113,776	(76,920)

Net cash provided by operating activities:

Net cash provided by operating activities increased by $2.1 million during 2015 as compared to 2014 due to:

•	$18.3 million increase in cash from operating income; and

•
$3.9 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began distributing cash flows; reduced by,

•	$12.3 million net decrease in cash due to timing of cash receipts and payments related to operating activities; and

•
$11.9 million decrease in cash from payments to settle our treasury hedges in connection with our bond issuances. During 2015 we paid $7.3 million as compared to receiving $4.6 million in 2014 because of changes in the underlying ten year treasury rates.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred stock and unit holders, which were $202.8 million and $194.0 million for the years ended December 31, 2015 and 2014, respectively. Our dividend distribution policy is set by our Board of Directors who monitors our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.500 per share, payable on March 3, 2016. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities decreased by $70.9 million primarily due to a decrease in shopping center acquisitions and development expenditures during 2015:

(in thousands)	2015	2014	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(42,983)	(112,120)	69,137
Advance deposits on acquisition of operating real estate	(2,250)	—	(2,250)
Real estate development and capital improvements	(205,103)	(238,237)	33,134
Proceeds from sale of real estate investments	108,822	118,787	(9,965)
Collection of notes receivable	1,719	—	1,719
Investments in real estate partnerships	(20,054)	(23,577)	3,523
Distributions received from investments in real estate partnerships	23,801	37,152	(13,351)
Dividends on investments	243	243	—
Acquisition of securities	(31,941)	(23,760)	(8,181)
Proceeds from sale of securities	28,400	31,222	(2,822)
Net cash used in investing activities	$(139,346)	(210,290)	70,944

Significant investing and divesting activities included:

•	We acquired one shopping center in 2015, compared to four during 2014.

•	We received proceeds of $108.8 million from the sale of five shopping centers and two out-parcels in 2015, compared to $118.8 million for eleven shopping centers and six out-parcels in 2015.

•
We invested $20.1 million in our unconsolidated partnerships during 2015 to fund our share of maturing mortgage debt and redevelopment activities. In 2014, we invested $23.6 million to acquire an operating property and to fund redevelopment activity.

•
Distributions from our unconsolidated partnerships include return of capital from sales or financing proceeds. The $23.8 million received in 2015 includes $12.8 million of proceeds from the sale of one shopping center with a co-investment partner and $11.0 million of financing proceeds. Distributions in 2014 were from real estate sales proceeds of $32.1 million and $5.1 million from refinancing a loan.

•
Acquisition of securities and proceeds from sale of securities include investments in equity and debt securities. During 2015, we invested $7.9 million of funds held in our captive insurance subsidiary in available-for-sale marketable securities. Our insurance subsidiary is required to maintain statutory minimum capital and surplus, and therefore, our access to these securities may be limited. In 2014, we paid $14.3 million for the acquisition of AmREIT common stock, and received $22.1 million in proceeds upon the subsequent sale. The remaining activity, during both 2015 and 2014, primarily relating to our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $205.1 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

(in thousands)	2015	2014	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$5,135	34,650	(29,515)
Building and tenant improvements	30,103	35,759	(5,656)
Redevelopment costs	50,933	48,853	2,080
Development costs	100,111	98,367	1,744
Capitalized interest	6,740	7,141	(401)
Capitalized direct compensation	12,081	13,467	(1,386)
Real estate development and capital improvements	$205,103	238,237	(33,134)

•	During 2015 we acquired two land parcels for new development projects as compared to six in 2014.

•	Building and tenant improvements decreased $5.7 million during the year ended December 31, 2015 primarily related to timing of capital projects.

•	Redevelopment expenditures were higher during 2015 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs. The size and scope of each redevelopment project varies with each redevelopment plan.

•
The $1.7 million increase in our development project expenditures was due to the size of and progress on developments. See the table below for a detail of current and recently completed development projects.

•
Capitalized direct compensation represents overhead costs of our development and construction team directly related to the development projects, with the majority of capitalizable direct compensation costs incurred at or near inception of a development project. The decreased number and size of projects starting in 2015 as compared to 2014 resulted in the decrease in capitalized compensation costs. During 2015 we started $106.1 million of development and redevelopment projects as compared to $213.7 million in 2014.

We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project as summarized in the table above. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.4 million per year.

As of December 31, 2015 and 2014, we had seven development projects that were either under construction or in lease up. The following table summarizes our development projects:

December 31, 2015
(in thousands, except cost PSF)
Property Name	Location	Start Date	Estimated Net Development Costs (1)	% of Costs Incurred	GLA	Cost PSF GLA (1)		Estimated/Actual Anchor Opens
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	15,070	84%	50	301		Oct-14
Willow Oaks Crossing	Concord, NC	Q2-14	13,777	95%	69	200		Dec-15
CityLine Market	Richardson, TX	Q3-14	27,740	78%	80	347		Apr-16
Belmont Shopping Center	Ashburn, VA	Q3-14	28,286	88%	91	311		Aug-15
The Village at La Floresta	Brea, CA	Q4-14	33,116	83%	87	381		Feb-16
CityLine Market Phase II	Richardson, TX	Q4-15	6,172	43%	21	281		May-16
Northgate Marketplace Phase II	Medford, OR	Q4-15	39,690	12%	179	222		Nov-16
			$163,851	65%	577	$284	(2)
(1) Includes leasing costs, and is net of tenant reimbursements.
(2) Amount represents a weighted average.

The following table summarizes our completed development projects:

December 31, 2015
(in thousands, except cost PSF)
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF GLA (1)
Fountain Square	Miami, FL	6/30/2015	$55,937	177	$316
Persimmon Place	Dublin, CA	9/30/2015	59,976	153	392
Total			$115,913	330	$351
(1) Includes leasing costs, and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities increased by $178.9 million during 2015 primarily from debt repayments, net of proceeds from debt and equity issuances, as follows:

(in thousands)	2015	2014	Change
Cash flows from financing activities:
Equity issuances	$198,494	102,453	96,041
Stock and operating partnership unit redemptions	—	(300)	300
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,341)	(5,303)	(38)
Dividend payments	(202,753)	(193,962)	(8,791)
Unsecured credit facilities, net	90,000	—	90,000
Debt issuance	238,435	258,378	(19,943)
Debt repayment	(532,046)	(195,626)	(336,420)
Other	—	—	—
Net cash used in financing activities	$(213,211)	(34,360)	(178,851)

Significant financing activities during the years ended December 31, 2015 and 2014 include:

•
During 2015, the Parent Company issued 2.9 million shares of common stock in an underwritten forward public equity offering that settled in November 2015 resulting in net proceeds of $185.8 million. Additionally, the Parent company issued 189,000 shares of common stock through its ATM program at an average price of $67.86 per share resulting in net proceeds of $12.7 million. During 2014, the Parent Company issued 1.7 million shares of common stock through our ATM program at an average price of $60.00 per share. The proceeds were used to repay debt and fund investment activities.

•	During 2015, we increased our dividend distribution rate on our common stock and operating partnership units.

•	During 2015, we borrowed $90.0 million on our Term Loan, with no such borrowings during 2014.

•
During both 2015 and 2014, we issued new $250.0 million fixed rate ten-year unsecured public debt, net of discount and issuance costs, and received proceeds of $4.3 million and $10 million from a non-recourse property mortgages during 2015 and 2014, respectively.

•
During 2015, we used $532.0 million to repay debt, including $350.0 million to repay our 5.25% fixed rate ten-year unsecured public debt that matured in August 2015, $100 million to redeem a portion of our 2017 unsecured public debt in November 2015, $76.2 million to repay three mortgages that matured in 2015, and $5.9 million for scheduled principal payments. During 2014, we used $195.6 million to repay debt, including $150.0 million to repay our 4.95% fixed-rate ten-year unsecured public debt that matured, $38.7 million to repay mortgages that matured in 2014, and $6.9 million for scheduled principal payments.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2015, 80.3% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.8 and 2.5 times for the trailing four quarters ended December 31, 2015 and December 31, 2014, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”)

divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Through the end of 2016, we estimate that we will require approximately $198.7 million of cash, including $126.2 million to complete in-process developments and redevelopments, $41.4 million to repay maturing debt, and $31.1 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity and the issuance of new long-term debt.

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

We have $300.0 million of fixed rate, unsecured debt maturing June 15, 2017. We expect to issue new fixed rate unsecured debt in 2017. In order to mitigate the risk of interest rate volatility, we previously entered into $220.0 million of forward starting interest rate swaps to partially hedge the new long-term debt issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%, respectively. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield. We will cash settle these forward starting interest rate swaps when we issue the new debt. The actual cash settlement may differ from the current fair value of these interest rate swaps based on movements in interest rates.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in Note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2015 and expect to remain in compliance.

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

The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships as of December 31, 2015, and excludes the following:

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

	Payments Due by Period
(in thousands)	2016	2017	2018	2019	2020	Beyond 5 Years	Total
Notes payable:
Regency (1)	$135,616	497,180	122,626	329,140	280,824	909,264	$2,274,650
Regency's share of joint ventures (1) (2)	59,278	44,641	46,087	39,511	101,004	329,155	619,676

Operating leases:
Regency	3,707	2,823	2,475	2,203	2,066	10,154	23,428

Subleases:
Regency	(123)	(46)	—	—	—	—	(169)

Ground leases:
Regency	4,866	4,822	4,899	4,903	4,327	243,746	267,563
Regency's share of joint ventures	414	414	414	420	422	41,346	43,430

Total	$203,758	549,834	176,501	376,177	388,643	1,533,665	$3,228,578
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

Critical Accounting Estimates

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

Accounts Receivable and Straight Line Rent

Minimum rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are the Company's principal source of revenue. As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical tenant collection rates, write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2015, 2014, and 2013, we capitalized interest of $6.7 million, $7.1 million, and $6.1 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2015, 2014, and 2013, we capitalized $13.8 million, $16.1 million, and $11.7 million, respectively, of direct internal costs incurred to support our development program.

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

As of December 31, 2015 we had accrued liabilities of $9.1 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our unconsolidated investment partnerships) or other persons, also known as variable interest entities, not previously discussed. Our unconsolidated investment partnership properties have been financed with non-recourse loans. We have no guarantees related to these loans.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
We have an $800.0 million Line commitment and a $165.0 million Term Loan commitment, as further described in Note 9 to the Consolidated Financial Statements. Our Line commitment has a variable interest rate that is based upon an annual rate of LIBOR plus 0.925 basis points and our Term Loan has a variable rate of LIBOR plus 0.975 basis points. Our Line is subject to a fee on the $800.0 million total capacity. LIBOR rates charged on our Line and Term Loan (collectively our "unsecured credit facilities") change monthly. The spread on the unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the unsecured credit facilities would increase, resulting in higher interest costs.

•
We are also exposed to changes in interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management program is to limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our interest rate swaps are structured solely for the purpose of interest rate protection.

We have $300.0 million of fixed rate, unsecured debt maturing in June 2017. In order to mitigate the risk of interest rate volatility, we previously entered into $220.0 million of forward starting interest rate swaps to partially hedge the new debt expected to be issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2015 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2015 and are subject to change on a monthly basis. Further, the table below incorporates only those exposures that exist as of December 31, 2015 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$47,609	422,720	61,969	109,612	205,209	820,601	1,667,720	1,793,200
Average interest rate for all fixed rate debt (1)	5.20%	4.94%	4.87%	4.57%	4.25%	4.25%
Variable rate LIBOR debt	$—	357	492	165,517	32,788	—	199,154	165,300
Average interest rate for all variable rate debt (1)	—%	1.55%	1.54%	1.80%	2.72%	—%
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

February 18, 2016
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:

We have audited Regency Centers Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 18, 2016
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.
/s/ KPMG LLP

February 18, 2016
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Unit Holders of Regency Centers, L.P. and
the Board of Directors and Stockholders of
Regency Centers Corporation:

We have audited Regency Centers, L.P.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

February 18, 2016
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except share data)

	2015	2014
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,432,468	1,380,211
Buildings and improvements	2,896,396	2,790,137
Properties in development	217,036	239,538
	4,545,900	4,409,886
Less: accumulated depreciation	1,043,787	933,708
	3,502,113	3,476,178
Investments in real estate partnerships (note 4)	306,206	333,167
Net real estate investments	3,808,319	3,809,345
Cash and cash equivalents	36,856	113,776
Restricted cash	3,767	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,295 and $4,523 at December 31, 2015 and 2014, respectively	32,292	30,999
Straight-line rent receivable, net of reserve of $1,365 and $652 at December 31, 2015 and 2014, respectively	63,392	55,768
Notes receivable (note 5)	10,480	12,132
Deferred costs, less accumulated amortization of $88,694 and $81,822 at December 31, 2015 and 2014, respectively	79,619	71,502
Acquired lease intangible assets, less accumulated amortization of $45,639 and $36,112 at December 31, 2015 and 2014, respectively (note 6)	105,380	52,365
Trading securities held in trust, at fair value (note 14)	29,093	28,134
Other assets	21,876	15,136
Total assets	$4,191,074	4,197,170
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$1,707,478	1,946,357
Unsecured credit facilities (note 9)	165,000	75,000
Accounts payable and other liabilities	164,515	181,197
Acquired lease intangible liabilities, less accumulated accretion of $17,555 and $13,993 at December 31, 2015 and 2014, respectively (note 6)	42,034	32,143
Tenants’ security and escrow deposits and prepaid rent	29,427	25,991
Total liabilities	2,108,454	2,260,688
Commitments and contingencies (notes 16 and 17)	—	—
Equity:
Stockholders’ equity (notes 12 and 13):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2015 and December 31, 2014, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 97,212,638 and 94,108,061 shares issued at December 31, 2015 and 2014, respectively	972	941
Treasury stock at cost, 417,862 and 425,246 shares held at December 31, 2015 and 2014, respectively	(19,658)	(19,382)
Additional paid in capital	2,742,508	2,540,153
Accumulated other comprehensive loss	(58,693)	(57,748)
Distributions in excess of net income	(936,020)	(882,372)
Total stockholders’ equity	2,054,109	1,906,592
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $10,502 and $9,833 at December 31, 2015 and 2014, respectively	(1,975)	(1,914)
Limited partners’ interests in consolidated partnerships	30,486	31,804
Total noncontrolling interests	28,511	29,890
Total equity	2,082,620	1,936,482
Total liabilities and equity	$4,191,074	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014, and 2013
(in thousands, except per share data)

	2015	2014	2013
Revenues:
Minimum rent	$415,155	390,697	353,833
Percentage rent	3,750	3,488	3,583
Recoveries from tenants and other income	125,295	119,618	106,494
Management, transaction, and other fees	25,563	24,095	25,097
Total revenues	569,763	537,898	489,007
Operating expenses:
Depreciation and amortization	146,829	147,791	130,630
Operating and maintenance	82,978	77,788	71,018
General and administrative	65,600	60,242	61,234
Real estate taxes	61,855	59,031	53,726
Other operating expenses	7,836	8,496	8,079
Total operating expenses	365,098	353,348	324,687
Other expense (income):
Interest expense, net of interest income of $1,590, $1,210, and $1,643 in 2015, 2014, and 2013, respectively (note 9)	102,622	109,491	108,966
Provision for impairment	—	1,257	6,000
Early extinguishment of debt	8,239	18	32
Net investment income, including unrealized losses (gains) of $1,734, $1,058, and $(2,231) in 2015, 2014, and 2013, respectively (notes 8 and 14)	(625)	(9,449)	(3,257)
Gain on remeasurement of investment in real estate partnership	—	(18,271)	—
Total other expense (income)	110,236	83,046	111,741
Income from operations before equity in income of investments in real estate partnerships	94,429	101,504	52,579
Equity in income of investments in real estate partnerships (note 4)	22,508	31,270	31,718
Income tax (benefit) of taxable REIT subsidiary	—	(996)	—
Income from operations	116,937	133,770	84,297
Discontinued operations, net (note 3):
Operating income	—	—	7,332
Gain on sale of operating properties, net of tax	—	—	57,953
Income from discontinued operations	—	—	65,285
Gain on sale of real estate	35,606	55,077	1,703
Net income	152,543	188,847	151,285
Noncontrolling interests:
Exchangeable operating partnership units	(240)	(319)	(276)
Limited partners’ interests in consolidated partnerships	(2,247)	(1,138)	(1,205)
Income attributable to noncontrolling interests	(2,487)	(1,457)	(1,481)
Net income attributable to the Company	150,056	187,390	149,804
Preferred stock dividends	(21,062)	(21,062)	(21,062)
Net income attributable to common stockholders	$128,994	166,328	128,742
Income per common share - basic (note 15):
Continuing operations	$1.37	1.80	0.69
Discontinued operations	—	—	0.71
Net income attributable to common stockholders	$1.37	1.80	1.40
Income per common share - diluted (note 15):
Continuing operations	$1.36	1.80	0.69
Discontinued operations	—	—	0.71
Net income attributable to common stockholders	$1.36	1.80	1.40
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Net income	$152,543	188,847	151,285
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(10,089)	(49,968)	30,985
Less: reclassification adjustment of derivative instruments included in net income	9,152	9,353	9,433
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(43)	7,765	—
Less: realized gains on sale of available-for-sale securities recognized in net income	—	(7,765)	—
Other comprehensive income	(980)	(40,615)	40,418
Comprehensive income	151,563	148,232	191,703
Less: comprehensive (loss) income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,487	1,457	1,481
Other comprehensive (loss) income attributable to noncontrolling interests	(35)	(271)	107
Comprehensive income attributable to noncontrolling interests	2,452	1,186	1,588
Comprehensive income attributable to the Company	$149,111	147,046	190,115
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$325,000	904	(14,924)	2,312,310	(57,715)	(834,810)	1,730,765	(1,153)	16,299	15,146	1,745,911
Net income	—	—	—	—	—	149,804	149,804	276	1,205	1,481	151,285
Other comprehensive income	—	—	—	—	40,311	—	40,311	75	32	107	40,418
Deferred compensation plan, net	—	—	(1,802)	1,802	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	14,141	—	—	14,141	—	—	—	14,141
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(2,887)	—	—	(2,887)	—	—	—	(2,887)
Common stock issued for dividend reinvestment plan	—	—	—	1,075	—	—	1,075	—	—	—	1,075
Common stock issued for stock offerings, net of issuance costs	—	19	—	99,734	—	—	99,753	—	—	—	99,753
Common stock issued for partnership units exchanged	—	—	—	302	—	—	302	(302)	—	(302)	—
Contributions from partners	—	—	—	—	—	—	—	—	5,792	5,792	5,792
Distributions to partners	—	—	—	—	—	—	—	—	(4,122)	(4,122)	(4,122)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.85 per share)	—	—	—	—	—	(168,848)	(168,848)	(322)	—	(322)	(169,170)
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	187,390	187,390	319	1,138	1,457	188,847
Other comprehensive income	—	—	—	—	(40,344)	—	(40,344)	(70)	(201)	(271)	(40,615)
Deferred compensation plan, net	—	—	(2,656)	2,656	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	12,161	—	—	12,161	—	—	—	12,161
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,493)	—	—	(3,493)	—	—	—	(3,493)
Common stock issued for dividend reinvestment plan	—	—	—	1,184	—	—	1,184	—	—	—	1,184
Common stock issued for stock offerings, net of issuance costs	—	18	—	102,435	—	—	102,453	—	—	—	102,453
Redemption of preferred units	—	—	—	—	—	—	—	(300)	—	(300)	(300)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Common stock issued for partnership units exchanged	—	—	—	137	—	—	137	(137)	—	(137)	—
Contributions from partners	—	—	—	—	—	—	—	—	16,204	16,204	16,204
Distributions to partners	—	—	—	(1,404)	—	—	(1,404)	—	(4,543)	(4,543)	(5,947)
Cash dividends declared:
Preferred stock/unit						(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.88 per share)	—	—	—	—	—	(173,784)	(173,784)	(300)	—	(300)	(174,084)
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	150,056	150,056	240	2,247	2,487	152,543
Other comprehensive income	—	—	—	—	(945)	—	(945)	(2)	(33)	(35)	(980)
Deferred compensation plan, net	—	—	(276)	276	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	13,869	—	—	13,869	—	—	—	13,869
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,706)	—	—	(9,706)	—	—	—	(9,706)
Common stock issued for dividend reinvestment plan	—	—	—	1,250	—	—	1,250	—	—	—	1,250
Common stock issued for stock offerings, net of issuance costs	—	31	—	198,463	—	—	198,494	—	—	—	198,494
Contributions from partners	—	—	—	—	—	—	—	—	717	717	717
Distributions to partners	—	—	—	(1,797)	—	—	(1,797)	—	(4,249)	(4,249)	(6,046)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.94 per share)	—	—	—	—	—	(182,642)	(182,642)	(299)	—	(299)	(182,941)
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014, and 2013 (in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net income	$152,543	188,847	151,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,829	147,791	134,454
Amortization of deferred loan cost and debt premium	9,677	10,521	12,339
Amortization and (accretion) of above and below market lease intangibles, net	(1,598)	(3,101)	(2,488)
Stock-based compensation, net of capitalization	11,081	9,662	12,191
Equity in income of investments in real estate partnerships (note 4)	(22,508)	(31,270)	(31,718)
Gain on remeasurement of investment in real estate partnership	—	(18,271)	—
Gain on sale of real estate, net of tax	(35,606)	(55,077)	(59,656)
Provision for impairment	—	1,257	6,000
Early extinguishment of debt	8,239	18	32
Distribution of earnings from operations of investments in real estate partnerships	46,646	42,767	45,377
Settlement of derivative instruments	(7,267)	4,648	—
Gain on derivative instruments	—	(13)	(19)
Deferred compensation expense	207	1,386	3,294
Realized and unrealized gain on investments (note 8 and 14)	(626)	(9,158)	(3,293)
Changes in assets and liabilities:
Restricted cash	1,926	848	(62)
Accounts receivable	(11,965)	(6,225)	(5,042)
Straight-line rent receivable, net	(8,231)	(6,544)	(5,459)
Deferred leasing costs	(12,949)	(8,252)	(10,086)
Other assets	(496)	89	(1,866)
Accounts payable and other liabilities	(3,810)	6,201	(672)
Tenants’ security and escrow deposits and prepaid rent	3,545	1,618	6,120
Net cash provided by operating activities	275,637	277,742	250,731
Cash flows from investing activities:
Acquisition of operating real estate	(42,983)	(112,120)	(107,790)
Advance deposits on acquisition of operating real estate	(2,250)	—	—
Real estate development and capital improvements	(205,103)	(238,237)	(213,282)
Proceeds from sale of real estate investments	108,822	118,787	212,632
Collection of notes receivable	1,719	—	27,354
Investments in real estate partnerships (note 4)	(20,054)	(23,577)	(10,883)
Distributions received from investments in real estate partnerships	23,801	37,152	87,111
Dividends on investments	243	243	194
Acquisition of securities	(31,941)	(23,760)	(19,144)
Proceeds from sale of securities	28,400	31,222	13,991
Net cash used in investing activities	(139,346)	(210,290)	(9,817)

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014, and 2013 (in thousands)
	2015	2014	2013
Cash flows from financing activities:
Net proceeds from common stock issuance	198,494	102,453	99,753
Proceeds from sale of treasury stock	—	—	34
Redemption of preferred stock and partnership units	—	(300)	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,341)	(5,303)	1,514
Distributions to exchangeable operating partnership unit holders	(299)	(300)	(322)
Dividends paid to common stockholders	(181,392)	(172,600)	(167,773)
Dividends paid to preferred stockholders	(21,062)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	(450,000)	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,160	248,705	—
Proceeds from unsecured credit facilities	445,000	255,000	82,000
Repayment of unsecured credit facilities	(355,000)	(255,000)	(177,000)
Proceeds from notes payable	4,316	12,739	36,350
Repayment of notes payable	(76,168)	(38,717)	(27,960)
Scheduled principal payments	(5,878)	(6,909)	(7,530)
Payment of loan costs	(5,998)	(3,066)	(583)
Early redemption costs	(8,043)	—	—
Net cash used in financing activities	(213,211)	(34,360)	(182,579)
Net (decrease) increase in cash and cash equivalents	(76,920)	33,092	58,335
Cash and cash equivalents at beginning of the year	113,776	80,684	22,349
Cash and cash equivalents at end of the year	$36,856	113,776	80,684
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,740, $7,142, and $6,078 in 2015, 2014, and 2013, respectively)	$101,527	109,425	107,312
Cash paid for income taxes	$1,015	2,169	—
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	137	302
Real estate received through distribution in kind	$—	—	7,576
Mortgage loans assumed through distribution in kind	$—	—	7,500
Mortgage loans assumed for the acquisition of real estate	$42,799	103,187	—
Unrealized gain (loss) on available-for-sale securities	$(43)	—	—
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385	—
Acquisition of previously unconsolidated real estate investments	$—	16,182	—
Change in fair value of derivative instruments	$(9,012)	(49,968)	30,952
Common stock issued for dividend reinvestment plan	$1,250	1,184	1,075
Stock-based compensation capitalized	$2,988	2,707	2,188
Contributions from limited partners in consolidated partnerships, net	$13	1,579	156
Common stock issued for dividend reinvestment in trust	$833	779	660
Contribution of stock awards into trust	$1,651	1,881	1,537
Distribution of stock held in trust	$1,898	4	201
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except unit data)

	2015	2014
Assets
Real estate investments at cost (notes 2 and 3):
Land	$1,432,468	1,380,211
Buildings and improvements	2,896,396	2,790,137
Properties in development	217,036	239,538
	4,545,900	4,409,886
Less: accumulated depreciation	1,043,787	933,708
	3,502,113	3,476,178
Investments in real estate partnerships (note 4)	306,206	333,167
Net real estate investments	3,808,319	3,809,345
Cash and cash equivalents	36,856	113,776
Restricted cash	3,767	8,013
Accounts receivable, net of allowance for doubtful accounts of $5,295 and $4,523 at December 31, 2015 and 2014, respectively	32,292	30,999
Straight-line rent receivable, net of reserve of $1,365 and $652 at December 31, 2015 and 2014, respectively	63,392	55,768
Notes receivable (note 5)	10,480	12,132
Deferred costs, less accumulated amortization of $88,694 and $81,822 at December 31, 2015 and 2014, respectively	79,619	71,502
Acquired lease intangible assets, less accumulated amortization of $45,639 and $36,112 at December 31, 2015 and 2014, respectively (note 6)	105,380	52,365
Trading securities held in trust, at fair value (note 14)	29,093	28,134
Other assets	21,876	15,136
Total assets	$4,191,074	4,197,170
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$1,707,478	1,946,357
Unsecured credit facilities (note 9)	165,000	75,000
Accounts payable and other liabilities	164,515	181,197
Acquired lease intangible liabilities, less accumulated accretion of $17,555 and $13,993 at December 31, 2015 and 2014, respectively (note 6)	42,034	32,143
Tenants’ security and escrow deposits and prepaid rent	29,427	25,991
Total liabilities	2,108,454	2,260,688
Commitments and contingencies (notes 16 and 17)	—	—
Capital:
Partners’ capital (notes 11 and 12):
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2015 and 2014, respectively, liquidation preference of $25 per unit	325,000	325,000
General partner; 97,212,638 and 94,108,061 units outstanding at December 31, 2015 and 2014, respectively	1,787,802	1,639,340
Limited partners; 154,170 and 154,170 units outstanding at December 31, 2015 and 2014, respectively	(1,975)	(1,914)
Accumulated other comprehensive loss	(58,693)	(57,748)
Total partners’ capital	2,052,134	1,904,678
Noncontrolling interests (note 12):
Limited partners’ interests in consolidated partnerships	30,486	31,804
Total noncontrolling interests	30,486	31,804
Total capital	2,082,620	1,936,482
Total liabilities and capital	$4,191,074	4,197,170
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014, and 2013
(in thousands, except per unit data)

	2015	2014	2013
Revenues:
Minimum rent	$415,155	390,697	353,833
Percentage rent	3,750	3,488	3,583
Recoveries from tenants and other income	125,295	119,618	106,494
Management, transaction, and other fees	25,563	24,095	25,097
Total revenues	569,763	537,898	489,007
Operating expenses:
Depreciation and amortization	146,829	147,791	130,630
Operating and maintenance	82,978	77,788	71,018
General and administrative	65,600	60,242	61,234
Real estate taxes	61,855	59,031	53,726
Other operating expenses	7,836	8,496	8,079
Total operating expenses	365,098	353,348	324,687
Other expense (income):
Interest expense, net of interest income of $1,590, $1,210, and $1,643 in 2015, 2014, and 2013, respectively (note 9)	102,622	109,491	108,966
Provision for impairment	—	1,257	6,000
Early extinguishment of debt	8,239	18	32
Net investment income, including unrealized losses (gains) of $1,734, $1,058, and $(2,231) in 2015, 2014, and 2013, respectively (notes 8 and 14)	(625)	(9,449)	(3,257)
Gain on remeasurement of investment in real estate partnership	—	(18,271)	—
Total other expense (income)	110,236	83,046	111,741
Income from operations before equity in income of investments in real estate partnerships	94,429	101,504	52,579
Equity in income of investments in real estate partnerships (note 4)	22,508	31,270	31,718
Income tax (benefit) of taxable REIT subsidiary	—	(996)	—
Income from operations	116,937	133,770	84,297
Discontinued operations, net (note 3):
Operating income	—	—	7,332
Gain on sale of operating properties, net of tax	—	—	57,953
Income from discontinued operations	—	—	65,285
Gain on sale of real estate	35,606	55,077	1,703
Net income	152,543	188,847	151,285
Limited partners’ interests in consolidated partnerships	(2,247)	(1,138)	(1,205)
Net income attributable to the Partnership	150,296	187,709	150,080
Preferred unit distributions	(21,062)	(21,062)	(21,062)
Net income attributable to common unit holders	$129,234	166,647	129,018
Income per common unit - basic (note 15):
Continuing operations	$1.37	1.80	0.69
Discontinued operations	—	—	0.71
Net income attributable to common unit holders	$1.37	1.80	1.40
Income per common unit - diluted (note 15):
Continuing operations	$1.36	1.80	0.69
Discontinued operations	—	—	0.71
Net income attributable to common unit holders	$1.36	1.80	1.40
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Net income	$152,543	188,847	151,285
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(10,089)	(49,968)	30,985
Less: reclassification adjustment of derivative instruments included in net income	9,152	9,353	9,433
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(43)	7,765	—
Less: realized gains on sale of available-for-sale securities recognized in net income	—	(7,765)	—
Other comprehensive income	(980)	(40,615)	40,418
Comprehensive income	151,563	148,232	191,703
Less: comprehensive (loss) income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,247	1,138	1,205
Other comprehensive (loss) income attributable to noncontrolling interests	(33)	(201)	32
Comprehensive income attributable to noncontrolling interests	2,214	937	1,237
Comprehensive income attributable to the Partnership	$149,349	147,295	190,466
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2015, 2014, and 2013 (in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2012	$1,788,480	(1,153)	(57,715)	1,729,612	16,299	1,745,911
Net income	149,804	276	—	150,080	1,205	151,285
Other comprehensive income	—	75	40,311	40,386	32	40,418
Contributions from partners	—	—	—	—	5,792	5,792
Distributions to partners	(168,848)	(322)	—	(169,170)	(4,122)	(173,292)
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	14,141	—	—	14,141	—	14,141
Common units exchanged for common stock of the Parent Company	302	(302)	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	97,941	—	—	97,941	—	97,941
Balance at December 31, 2013	$1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	187,390	319	—	187,709	1,138	188,847
Other comprehensive income	—	(70)	(40,344)	(40,414)	(201)	(40,615)
Contributions from partners	—	—	—	—	16,204	16,204
Distributions to partners	(175,188)	(300)	—	(175,488)	(4,543)	(180,031)
Redemption of preferred units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(21,062)	—		(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	12,161	—	—	12,161	—	12,161
Common units exchanged for common stock of the Parent Company	137	(137)	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	100,144	—	—	100,144	—	100,144
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	150,056	240	—	150,296	2,247	152,543
Other comprehensive income	—	(2)	(945)	(947)	(33)	(980)
Contributions from partners	—	—	—	—	717	717
Distributions to partners	(184,439)	(299)	—	(184,738)	(4,249)	(188,987)

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2015, 2014, and 2013 (in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	13,869	—	—	13,869	—	13,869
Common units issued as a result of common stock issued by Parent Company, net of repurchases	190,038	—	—	190,038	—	190,038
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014, and 2013 (in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net income	$152,543	188,847	151,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,829	147,791	134,454
Amortization of deferred loan cost and debt premium	9,677	10,521	12,339
Amortization and (accretion) of above and below market lease intangibles, net	(1,598)	(3,101)	(2,488)
Stock-based compensation, net of capitalization	11,081	9,662	12,191
Equity in income of investments in real estate partnerships (note 4)	(22,508)	(31,270)	(31,718)
Gain on remeasurement of investment in real estate partnership	—	(18,271)	—
Gain on sale of real estate, net of tax	(35,606)	(55,077)	(59,656)
Provision for impairment	—	1,257	6,000
Early extinguishment of debt	8,239	18	32
Distribution of earnings from operations of investments in real estate partnerships	46,646	42,767	45,377
Settlement of derivative instruments	(7,267)	4,648	—
Gain on derivative instruments	—	(13)	(19)
Deferred compensation expense	207	1,386	3,294
Realized and unrealized gain on investments (note 8 and 14)	(626)	(9,158)	(3,293)
Changes in assets and liabilities:
Restricted cash	1,926	848	(62)
Accounts receivable	(11,965)	(6,225)	(5,042)
Straight-line rent receivable, net	(8,231)	(6,544)	(5,459)
Deferred leasing costs	(12,949)	(8,252)	(10,086)
Other assets	(496)	89	(1,866)
Accounts payable and other liabilities	(3,810)	6,201	(672)
Tenants’ security and escrow deposits and prepaid rent	3,545	1,618	6,120
Net cash provided by operating activities	275,637	277,742	250,731
Cash flows from investing activities:
Acquisition of operating real estate	(42,983)	(112,120)	(107,790)
Advance deposits on acquisition of operating real estate	(2,250)	—	—
Real estate development and capital improvements	(205,103)	(238,237)	(213,282)
Proceeds from sale of real estate investments	108,822	118,787	212,632
Collection of notes receivable	1,719	—	27,354
Investments in real estate partnerships (note 4)	(20,054)	(23,577)	(10,883)
Distributions received from investments in real estate partnerships	23,801	37,152	87,111
Dividends on investments	243	243	194
Acquisition of securities	(31,941)	(23,760)	(19,144)
Proceeds from sale of securities	28,400	31,222	13,991
Net cash used in investing activities	(139,346)	(210,290)	(9,817)

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014, and 2013 (in thousands)
	2015	2014	2013
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	198,494	102,453	99,753
Proceeds from sale of treasury stock	—	—	34
Redemption of preferred partnership units	—	(300)	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	(5,341)	(5,303)	1,514
Distributions to partners	(181,691)	(172,900)	(168,095)
Distributions to preferred unit holders	(21,062)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	(450,000)	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	248,160	248,705	—
Proceeds from unsecured credit facilities	445,000	255,000	82,000
Repayment of unsecured credit facilities	(355,000)	(255,000)	(177,000)
Proceeds from notes payable	4,316	12,739	36,350
Repayment of notes payable	(76,168)	(38,717)	(27,960)
Scheduled principal payments	(5,878)	(6,909)	(7,530)
Payment of loan costs	(5,998)	(3,066)	(583)
Early redemption costs	(8,043)	—	—
Net cash used in financing activities	(213,211)	(34,360)	(182,579)
Net (decrease) increase in cash and cash equivalents	(76,920)	33,092	58,335
Cash and cash equivalents at beginning of the year	113,776	80,684	22,349
Cash and cash equivalents at end of the year	$36,856	113,776	80,684
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,740, $7,142, and $6,078 in 2015, 2014, and 2013, respectively)	$101,527	109,425	107,312
Cash paid for income taxes	$1,015	2,169	—
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	137	302
Real estate received through distribution in kind	$—	—	7,576
Mortgage loans assumed through distribution in kind	$—	—	7,500
Mortgage loans assumed for the acquisition of real estate	$42,799	103,187	—
Unrealized gain (loss) on available-for-sale securities	$(43)	—	—
Initial fair value of non-controlling interest recorded at acquisition	$—	15,385	—
Acquisition of previously unconsolidated real estate investments	$—	16,182	—
Change in fair value of derivative instruments	$(9,012)	(49,968)	30,952
Common stock issued by Parent Company for dividend reinvestment plan	$1,250	1,184	1,075
Stock-based compensation capitalized	$2,988	2,707	2,188
Contributions from limited partners in consolidated partnerships, net	$13	1,579	156
Common stock issued for dividend reinvestment in trust	$833	779	660
Contribution of stock awards into trust	$1,651	1,881	1,537
Distribution of stock held in trust	$1,898	4	201
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company guarantees all of the unsecured debt and 21.4% of the secured debt of the Operating Partnership. As of December 31, 2015, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 200 retail shopping centers and held partial interests in an additional 118 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the net carrying values of its real estate investments, accounts receivable, and straight line rent receivable. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2015, the Parent Company owned approximately 99.8% or 97,212,638 of the 97,366,808 outstanding common Partnership Units of the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Investments in Real Estate Partnerships

Investments in real estate partnerships not controlled by the Company are accounted for under the equity method. The accounting policies of the real estate partnerships are consistent with the Company's accounting policies. Income or loss from these real estate partnerships, which includes all operating results (including impairment losses) and gains on sales of properties within the joint ventures, is allocated to the Company in

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind, as discussed further below.
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
December 31, 2015

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

The Company recorded the following provisions for doubtful accounts:

	Year ended December 31,
(in thousands)	2015	2014	2013
Gross provision for doubtful accounts	$2,364	2,192	1,841
Amount included in discontinued operations	—	—	53

The following table represents the components of accounts receivable, net of allowance for doubtful accounts, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2015	2014
Billed tenant receivables	$14,521	10,583
Accrued CAM, insurance and tax reimbursements	12,358	15,369
Other receivables	10,708	9,570
Less: allowance for doubtful accounts	(5,295)	(4,523)
Total accounts receivable, net	$32,292	30,999

More than half of all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

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

As of December 31, 2015, five of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership.

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
December 31, 2015

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

Development Costs

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up phase. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based upon applying the Company's weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

Land held for future development represents projects not in construction, but identified and available for future development based on market demand for a new shopping center.

Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2015 and 2014, the Company had refundable deposits of approximately $1.3 million and $375,000, respectively, included in pre-development costs. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2015, 2014, and 2013, the Company expensed pre-development costs of approximately $1.7 million, $2.3 million, and $528,000, respectively, in other operating expenses in the accompanying Consolidated Statements of Operations.

Acquisitions

The Company and the real estate partnerships account for business combinations using the acquisition method by recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. The Company expenses transaction costs associated with business combinations in the period incurred.

The Company's methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining expected term of the respective leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including below-market renewal options, if applicable. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company's existing relationships.

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

Discontinued Operations

On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and all sales will be recorded in accordance with the ASU. The amendments in the ASU change the requirements for reporting discontinued operations. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.

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
December 31, 2015

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

Tax Basis

The net tax basis of the Company's real estate assets exceeds the book basis by approximately $183.9 million and $129.7 million at December 31, 2015 and 2014, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

(d)    Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2015 and 2014, $3.8 million and $8.0 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

(f)    Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers. The following table represents the components of deferred costs, net of accumulated amortization, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2015	2014
Deferred leasing costs, net	$66,367	60,889
Deferred loan costs, net	13,252	10,613
Total deferred costs, net	$79,619	71,502

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

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

The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative's change in fair value is recognized in the Statements of Operations as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized through earnings over the underlying term of the hedged transaction.

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
December 31, 2015

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

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2012 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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
December 31, 2015

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

The Company also remeasures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods if a remeasurement event occurs.

(n)    Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40), which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The Company must provide certain disclosures if there is a "substantial doubt about the entity's ability to continue as a going concern." The standard becomes effective for annual periods ending after December 15, 2016 and interim and annual periods thereafter; early adoption is permitted. The Company will adopt the standard for the annual period ending December 31, 2016 and will not have a material impact on the Company's financial position or results of operations, but may result in additional disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-16 to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company will adopt this ASU in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which is $8.2 million at December 31, 2015, exclusive of the line of credit costs. Debt issue costs related to the line of credit will remain in deferred costs.

2.	Real Estate Investments

Acquisitions
The following tables detail the shopping centers acquired or land acquired for development. The real estate operations acquired are not considered material to Company, individually or in the aggregate. Additionally, as of December 31, 2015, the Company had $2.3 million in deposits toward the potential acquisition of operating properties.

(in thousands)		Year ended December 31, 2015
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
9/1/2015	University Commons	Boca Raton, FL	Operating	$80,500	42,799	64,482	14,039
10/9/2015	CityLine Market Ph II	Dallas, TX	Development	2,157	—	—	—
12/29/2015	Northgate Ph II	Medford, OR	Development	4,000	—	—	—
Total property acquisitions				$86,657	42,799	64,482	14,039

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

(in thousands)		Year ended December 31, 2014
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/31/2014	Persimmon Place	Dublin, CA	Development	$14,200	—	—	—
2/14/2014	Shops at Mira Vista	Austin, TX	Operating	22,500	319	2,329	291
3/7/2014	Fairfield Portfolio (1)	Fairfield, CT	Operating	149,344	77,730	12,650	5,601
6/2/2014	Willow Oaks Crossing	Concord, NC	Development	3,342	—	—	—
7/15/2014	Clybourn Commons	Chicago, IL	Operating	19,000	—	1,686	3,298
9/10/2014	Belmont Chase	Ashburn, VA	Development	4,300	—	—	—
9/19/2014	CityLine Market	Dallas, TX	Development	4,913	—	—	—
10/24/2014	East San Marco (2)	Jacksonville, FL	Development	5,223	—	—	—
12/4/2014	The Village at La Floresta	Brea, CA	Development	6,750	—	—	—
12/16/2014	Indian Springs (3)	Houston, TX	Operating	53,156	25,138	3,867	1,612
Total property acquisitions				$282,728	103,187	20,532	10,802
(1) On March 7, 2014, the Company acquired an 80% controlling interest in the Fairfield Portfolio, consisting of three operating properties located in Fairfield, CT. As a result of consolidation, the Company recorded the non-controlling interest of approximately $15.4 million at fair value.

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

The following table details the weighted average amortization and net accretion periods of intangible assets and liabilities arising from acquisitions during:

	Year ended December 31,
(in years)	2015	2014
Assets:
In-place leases	14.7	4.9
Above-market leases	12.3	3.9
Below-market ground leases	57.4	41.2

Liabilities:
Acquired lease intangible liabilities	18.1	12.7

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of:

	Year ended December 31,
(in thousands)	2015	2014	2013
Net proceeds from sale of real estate investments	$108,822	118,787	212,632
Gain on sale of real estate	$35,606	55,077	59,656
Number of operating properties sold	5	11	12
Number of land out-parcels sold	2	6	10

As a result of adopting ASU No. 2014-08, there were no discontinued operations for the years ended December 31, 2015 and 2014 as none of the sales during those years represented a strategic shift that would qualify as discontinued operations. Therefore, the following table provides a summary of revenues and expenses from properties included in discontinued operations for 2013 only:

Year ended December 31,
(in thousands)	2013
Revenues	$14,924
Operating expenses	7,592
Operating income from discontinued operations	$7,332

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2015
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	73	$220,099	1,744,017	45,761	18,148
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	9	15,255	175,044	(1,396)	(278)
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	14	8,496	290,064	3,794	755
Cameron Village, LLC (Cameron)	30.00%	1	11,857	100,124	2,195	643
RegCal, LLC (RegCal) (1)	25.00%	7	17,967	145,213	2,316	576
US Regency Retail I, LLC (USAA) (1)	20.01%	8	161	112,225	4,011	807
Other investments in real estate partnerships	50.00%	6	32,371	108,698	4,067	1,857
Total investments in real estate partnerships		118	$306,206	2,675,385	60,748	22,508

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2014
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	74	$247,175	1,829,116	33,032	13,727
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	10	15,916	199,427	7,173	1,431
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	14	9,343	300,028	1,211	233
Cameron Village, LLC (Cameron)	30.00%	1	12,114	100,625	3,393	1,008
RegCal, LLC (RegCal) (1)	25.00%	7	13,354	149,457	4,012	966
US Regency Retail I, LLC (USAA) (1)	20.01%	8	806	115,660	2,872	567
Other investments in real estate partnerships	50.00%	6	34,459	113,189	27,773	13,338
Total investments in real estate partnerships		120	$333,167	2,807,502	79,466	31,270
(1) These partnership agreements have a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain recognized on property sales to these partnerships. During 2015 and 2014, the Company did not sell any properties to these real estate partnerships, and accordingly, the Restricted Gain Method was not applied.

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2015	2014
Investments in real estate, net	$2,497,770	2,620,583
Acquired lease intangible assets, net	43,469	50,763
Other assets	134,146	136,156
Total assets	$2,675,385	2,807,502

Notes payable	$1,401,977	1,462,790
Acquired lease intangible liabilities, net	23,826	28,991
Other liabilities	66,061	67,093
Capital - Regency	414,681	442,050
Capital - Third parties	768,840	806,578
Total liabilities and capital	$2,675,385	2,807,502

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying consolidated balance sheet:

	December 31,
(in thousands)	2015	2014
Capital - Regency	$414,681	442,050
less: Impairment of investment in real estate partnerships	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(28,972)	(29,380)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$306,206	333,167

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Total revenues	$363,745	361,103	378,670
Operating expenses:
Depreciation and amortization	111,648	117,780	125,363
Operating and maintenance	51,970	55,216	55,423
General and administrative	5,292	5,503	7,385
Real estate taxes	43,769	42,380	45,451
Other operating expenses	2,989	2,234	1,725
Total operating expenses	215,668	223,113	235,347
Other expense (income):
Interest expense, net	79,477	84,155	95,505
Gain on sale of real estate	(2,766)	(28,856)	(15,695)
Provision for impairment	9,102	2,123	—
Early extinguishment of debt	—	114	(1,780)
Preferred return on equity investment	—	—	(4,499)
Other expense (income)	1,516	988	(1,258)
Total other expense (income)	87,329	58,524	72,273
Net income of the Partnerships	$60,748	79,466	71,050
The Company's share of net income of the Partnerships	$22,508	31,270	31,718

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships, which had no acquisitions for the year ended December 31, 2015.

(in thousands)		Year ended December 31, 2014
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
12/30/2014	Broadway	Seattle, WA	Operating	Columbia II	20.00%	$43,000	—	7,604	3,487
Total property acquisitions						$43,000	—	7,604	3,487

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2015	2014	2013
Proceeds from sale of real estate investments	$39,459	88,106	145,295
Gain on sale of real estate	$2,766	28,856	15,695
The Company's share of gain on sale of real estate	$1,108	13,615	3,847
Number of operating properties sold	2	6	15
Number of land out-parcels sold	0	2	3

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2015 were as follows:

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2016	$16,614	84,875	—	101,489	37,238
2017	17,517	77,385	9,760	104,662	23,874
2018	18,696	67,022	—	85,718	27,655
2019	17,934	65,939	—	83,873	21,618
2020	14,826	222,199	—	237,025	85,506
Beyond 5 Years	20,001	770,424	—	790,425	295,357
Unamortized debt premiums (discounts), net	—	(1,215)	—	(1,215)	(488)
Total notes payable	$105,588	1,286,629	9,760	1,401,977	490,760

These loans are all non-recourse. Maturities will be repaid from proceeds from refinancing and partner capital contributions. The Company is obligated to contribute its pro-rata share to fund maturities if the loans are not refinanced. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Asset management, property management, leasing, and investment and financing services	$24,519	22,983	24,153

5.	Notes Receivable
The Company had notes receivable of $10.5 million and $12.1 million at December 31, 2015 and 2014, respectively. The remaining single loan has a fixed interest rate of 7.0% with a maturity date of January 2019 and is secured by real estate held as collateral.

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2015	2014
In-place leases	$77,691	71,696
Above-market leases	14,841	15,020
Below-market ground leases	58,487	1,761
Total intangible assets	$151,019	88,477
Accumulated amortization	(45,639)	(36,112)
Acquired lease intangible assets, net	$105,380	52,365

Acquired lease intangible liabilities	$59,589	46,136
Accumulated accretion	(17,555)	(13,993)
Acquired lease intangible liabilities, net	$42,034	32,143

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2015	2014	2013	Remaining Weighted Average Amortization/Accretion Period (in years)
In-place lease amortization	$9,141	10,365	7,441	6.2
Above-market lease amortization (1)	1,950	1,795	1,246	6.6
Below-market ground lease amortization (3)	351	23	22	58.2
Acquired lease intangible asset amortization	$11,442	12,183	8,709

Acquired lease intangible liability accretion (2)(3)	$4,155	4,590	3,726	13.2
(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
(3) Above and below market ground lease amortization and accretion are recorded as an offset to other operating expenses.
The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization Expense	Net Accretion
2016	$10,293	4,181
2017	8,309	3,889
2018	6,899	3,395
2019	5,947	3,202
2020	5,055	3,033

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

7.    Income Taxes

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
	2015	2014	2013
Dividend per share	$1.94	1.88	1.85
Ordinary income	71%	70%	70%
Capital gain	5%	16%	6%
Return of capital	19%	14%	—%
Qualified dividend income	5%	—%	24%

RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG, with all income tax (benefit) expense being current, as follows:

	Year ended December 31,
(in thousands)	2015		2014		2013
Computed expected tax expense (benefit)	$1,730		5,140		1,677
Increase (decrease) in income tax resulting from state taxes	224		(629)		98
Valuation allowance	(3,556)		(3,301)		(1,511)
All other items	(2)		(58)		(264)
Income tax (benefit) expense attributable to continuing operations	$(1,604)	(1)	1,152	(1)	—
(1) Includes $1.6 million of tax benefit and $2.2 million of tax expense presented with Gain on sale of real estate, net of tax on the Consolidated Statements of Operations, during the years ended December 31, 2015 and 2014, respectively.

The following table represents the Company's net deferred tax assets recorded in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2015	2014
Deferred tax assets
Investments in real estate partnerships	$1,676	8,427
Provision for impairment	6,242	3,299
Deferred interest expense	2,714	2,538
Capitalized costs under Section 263A	1,157	1,832
Employee benefits	148	385
Other	2,376	1,370
Deferred tax assets	14,313	17,851
Valuation allowance	(13,746)	(17,302)
Deferred tax assets, net	567	549
Deferred tax liabilities
Straight line rent	567	549
Deferred tax liabilities	567	549
Net deferred tax assets	$—	—

During the years ended December 31, 2015 and 2014, the net change in the total valuation allowance was $3.6 million and $3.3 million, respectfully.

As of December 31, 2015, the projected future taxable income and unpredictable nature of potential property sales with built in losses within the TRS caused the Company to determine that it is still more likely than not that the net deferred tax assets will not be realized. As a result, the deferred tax asset continues to be fully reserved.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

8.    Available-for-Sale Securities

Available-for-sale securities consist of investments held by our wholly-owned captive insurance subsidiary, which is required to maintain statutory minimum capital and surplus; therefore our access to these securities may be limited. Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets, and consist of the following:

	December 31, 2015
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Certificates of deposit	$1,500	1	—	1,501
Corporate bonds	6,465	—	(44)	6,421
	$7,965	1	(44)	7,922
Realized gains or losses on investments are recorded in our consolidated statements of operations within other income. Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. There were no reclassifications from accumulated other comprehensive loss into earnings during the year ended December 31, 2015 and there were $7.8 million in 2014.

The contractual maturities of available-for sale securities were as follows, with none held at December 31, 2014:

	December 31, 2015
(in thousands)	Less than 12 months	1-3 Years	Over 3 Years	Total
Certificates of deposit	$1,251	—	250	1,501
Corporate bonds	251	4,121	2,049	6,421
	$1,502	4,121	2,299	7,922

During the year ended ended December 31, 2014, the Company acquired shares of AmREIT common stock for a total investment of $14.3 million. Subsequently during the year, Regency liquidated its equity position in AmREIT for total proceeds of $22.1 million and incurred $1.8 million of pursuit costs, which are recognized within other operating expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

9.    Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consists of the following:

	December 31,
(in thousands)	2015	2014
Notes payable:
Fixed rate mortgage loans	$477,022	518,993
Variable rate mortgage loans (1)	34,154	29,839
Fixed rate unsecured loans	1,196,302	1,397,525
Total notes payable	1,707,478	1,946,357
Unsecured credit facilities:
Line	—	—
Term Loan	165,000	75,000
Total unsecured credit facilities	165,000	75,000
Total debt outstanding	$1,872,478	2,021,357
(1) An interest rate swap is in place to establish a fixed interest rate of 3.696% on $28.1 million of this variable rate mortgage for both periods. The underlying debt maintains a variable interest rate of 1 month LIBOR plus 150 basis points and matures October 16, 2020. See note 10.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, whereas, interest on unsecured public debt is payable semi-annually.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2015, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

As of December 31, 2015, the key terms of the Company's fixed rate notes payable are as follows:

		Fixed Interest Rates
	Maturing Through	Minimum	Maximum	Weighted Average
Secured mortgage loans	2032	3.30%	8.40%	6.10%
Unsecured public debt	2025	3.75%	6.00%	4.80%

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") and an unsecured term loan commitment (the "Term Loan") under separate credit agreements with a syndicate of banks.

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2015, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loan.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

The key terms of the Line and Term Loan follow:

	December 31, 2015
(in thousands)	Total Capacity		Remaining Capacity		Maturity		Variable Interest Rate (5)	Fee
Line	$800,000	(1)	$794,100	(2)	5/13/2019	(3)	LIBOR plus 0.925 basis points	0.150%	(4)
Term Loan	165,000		—		6/27/2019		LIBOR plus 0.975 basis points	$35	(6)
(1) The Company has the ability to increase the Line through an accordion feature to $1.0 billion.
(2) Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit.
(3) Maturity is subject to two six month extensions at the Company's option.
(4) The unused facility fee is subject to an adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P.
(5) Interest rate is subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB.
(6) Annual fee.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2016	$6,167	41,442	—	47,609
2017	5,778	117,298	300,000	423,076
2018	5,103	57,358	—	62,461
2019	4,130	106,000	165,000	275,130
2020	3,986	84,011	150,000	237,997
Beyond 5 Years	12,347	58,254	750,000	820,601
Unamortized debt premiums (discounts), net	—	9,302	(3,698)	5,604
Total notes payable	$37,511	473,665	1,361,302	1,872,478
(1) Includes unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

							Fair Value at December 31,
(in thousands)							Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)		Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2015	2014
10/16/13	10/16/20	N/A		28,100	1 Month LIBOR	2.196%	$(898)	(764)
8/1/15	8/1/25	2/1/16	(3)	75,000	3 Month LIBOR	2.479%	—	(289)
8/1/15	8/1/25	2/1/16	(3)	50,000	3 Month LIBOR	2.479%	—	(193)
8/1/15	8/1/25	2/1/16	(3)	50,000	3 Month LIBOR	2.479%	—	(193)
8/1/15	8/1/25	2/1/16	(3)	45,000	3 Month LIBOR	3.412%	—	(3,964)
6/15/17	6/15/27	12/15/17		20,000	3 Month LIBOR	3.488%	(1,798)	(1,227)
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	(8,922)	(6,080)
6/15/17	6/15/27	12/15/17		100,000	3 Month LIBOR	3.480%	(8,921)	(6,084)
Total derivative financial instruments							$(20,539)	(18,794)
(1) Represents the date specified in the agreement for either optional or mandatory early termination which will result in cash settlement.
(2) Derivatives in an asset position are included within Other Assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts Payable and Other Liabilities.
(3) In connection with the issuance of $250.0 million of 3.9% fixed rate ten-year unsecured public debt in August 2015, the Company terminated and settled these swaps, resulting in cash payments of $7.3 million. The settlement value of these swaps will amortize through interest expense over the life of the debt.

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
The Company expects to issue new debt in 2017. In order to mitigate the risk of interest rate volatility, the Company previously entered into $220 million of forward starting interest rate swaps to partially hedge the new debt expected to in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest rate swaps	$(10,089)	(49,968)	30,985	Interest expense	$(9,152)	(9,353)	(9,433)	Other expenses	$—	—	—

As of December 31, 2015, the Company expects $9.2 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.3 million is related to previously settled swaps.

11.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2015		2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,480	10,620	$12,132	11,980
Financial liabilities:
Notes payable	$1,707,478	1,793,200	$1,946,357	2,116,000
Unsecured credit facilities	$165,000	165,300	$75,000	75,000

The table above reflects carrying amounts in the accompanying Consolidated Balance Sheets under the indicated captions. The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2015 and 2014. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
December 31, 2015

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
December 31, 2015

Unsecured Credit Facilities

The fair value of the Company's unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

The following interest rates were used by the Company to estimate the fair value of its financial instruments:

	December 31,
	2015		2014
	Low	High	Low	High
Notes receivable	6.3%	6.3%	7.4%	7.4%
Notes payable	2.8%	4.2%	0.9%	3.4%
Unsecured credit facilities	1.1%	1.1%	1.3%	1.3%

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$29,093	29,093	—	—
Available-for-sale securities	7,922	—	7,922	—
Total	$37,015	29,093	7,922	—
Liabilities:
Interest rate derivatives	$(20,539)	—	(20,539)	—

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$28,134	28,134	—	—
Liabilities:
Interest rate derivatives	$(18,794)	—	(18,794)	—

During the year ended December 31, 2015, the Company recognized no impairment on long lived assets held while the Company recognized a $175,000 impairment on 2 parcels of land during the year ended December 31, 2014.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

12.    Equity and Capital
Preferred Stock of the Parent Company
Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2015 and 2014
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

Common Stock of the Parent Company

Issuances:

Under the Parent Company's March 2014 prospectus supplement filed with the Securities and Exchange Commission with respect to an ATM equity offering program, the Parent Company may sell up to $200.0 million of common stock at prices determined by the market at the time of sale. As of December 31, 2015, $83.3 million in common stock remained available for issuance under this ATM equity program.

The following table presents the shares that were issued under the ATM equity program:

	Year ended December 31,
	2015	2014
Shares issued	189,266	1,730,363
Weighted average price per share	$67.86	60.00
Gross proceeds (in thousands)	$12,843	103,821
Commissions (in thousands)	$161	1,369

In January 2015, the Parent Company entered into a forward sale and an underwritten public offering of 2.875 million shares of its common stock at a price of $67.40 per share which resulted in net proceeds of $186.0 million upon settlement in November 2015.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

General Partner

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2015	2014
Partnership units owned by the general partner	97,213	94,108
Total partnership units outstanding	97,367	94,262
Percentage of partnership units owned by the general partner	99.8%	99.8%

Limited Partners

The Operating Partnership had 154,170 limited Partnership Units outstanding as of December 31, 2015 and 2014.

Noncontrolling Interests of Limited Partners' Interests in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Company are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets of the Parent Company. Subject to certain conditions and pursuant to the conditions of the agreement, the Company has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. As of December 31, 2015 and 2014, the noncontrolling interest in these consolidated partnerships was $30.5 million and $31.8 million, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2012	$(57,715)	—	(57,715)	(586)	—	(586)	(58,301)
Other comprehensive income before reclassifications	30,879	—	30,879	106	—	106	30,985
Amounts reclassified from accumulated other comprehensive income	9,432	—	9,432	1	—	1	9,433
Current period other comprehensive income, net	40,311	—	40,311	107	—	107	40,418
Balance as of December 31, 2013	$(17,404)	—	(17,404)	(479)	—	(479)	(17,883)
Other comprehensive income before reclassifications	(49,524)	7,752	(41,772)	(444)	13	(431)	(42,203)
Amounts reclassified from accumulated other comprehensive income	9,180	(7,752)	1,428	173	(13)	160	1,588
Current period other comprehensive income, net	(40,344)	—	(40,344)	(271)	—	(271)	(40,615)
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(9,897)	(43)	(9,940)	(192)	—	(192)	(10,132)
Amounts reclassified from accumulated other comprehensive income	8,995	—	8,995	157	—	157	9,152
Current period other comprehensive income, net	(902)	(43)	(945)	(35)	—	(35)	(980)
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into Income			Affected Line Item Where Net Income is Presented
	Year ended December 31,
(in thousands)	2015	2014	2013
Interest rate swaps	$9,152	9,353	9,433	Interest expense
Realized gains on sale of available-for-sale securities	—	(7,765)	—	Net investment (income) loss

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

13.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2015	2014	2013
Restricted stock (1)	$13,869	12,161	14,141
Directors' fees paid in common stock (1)	200	208	238
Capitalized stock-based compensation (2)	(2,988)	(2,707)	(2,188)
Stock-based compensation, net of capitalization	$11,081	9,662	12,191

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

The Company established its stock-based compensation plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2015, there were 2.5 million shares available for grant under the Plan either through stock options or restricted stock.

Stock Option Awards

Stock options are granted under the Plan with an exercise price equal to the Parent Company's stock's price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued. There were no stock options granted during the years ended December 31, 2015, 2014 or 2013. There were no stock options exercised, forfeited or expired during the year ended December 31, 2015.

The following table summarizes stock options outstanding:

	Year ended December 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	8,741	$88.45	2.1	$(216)
Outstanding of of December 31, 2015	8,741	$88.45	1.1	$(178)
Vested and expected to vest as of December 31, 2015	8,741	$88.45	1.1	$(178)
Exercisable as of December 31, 2015 (1)	8,741	$88.45	1.1	$(178)

(1) The Company issues new shares to fulfill option exercises from its authorized shares available. The total intrinsic value of options exercised during the years ended December 31, 2014, and 2013 was approximately $1.3 million, and $141,000, respectively.

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
December 31, 2015

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

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2015
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2014	676,366
Add: Time-based awards granted (1) (4)	119,714		$67.82
Add: Performance-based awards granted (2) (4)	8,760		$68.49
Add: Market-based awards granted (3) (4)	80,595		$72.89
Less: Vested and Distributed (5)	268,747		$69.17
Less: Forfeited	1,268		$59.71
Non-vested as of December 31, 2015 (6)	615,420	$41,922

(1) Time-based awards vest beginning on the first anniversary following the grant date over a three or four year service period. These grants are subject only to continued employment and are not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

(2) Performance-based awards are earned subject to future performance measurements. Once the performance criteria are achieved and the actual number of shares earned is determined, shares vest over a required service period. The Company considers the likelihood of meeting the performance criteria based upon management's estimates from which it determines the amounts recognized as expense on a periodic basis.

(3) Market-based awards are earned dependent upon the Company's total shareholder return in relation to the shareholder return of a NAREIT index over a three-year period. Once the performance criteria are met and the actual number of shares earned is determined, the shares are immediately vested and distributed. The probability of meeting the criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the performance criteria are achieved and the awards are ultimately earned. The significant assumptions underlying determination of fair values for market-based awards granted were as follows:

	Year ended December 31,
	2015	2014	2013
Volatility	17.10%	24.60%	27.80%
Risk free interest rate	0.78%	0.64%	0.42%

(4) The weighted-average grant price for restricted stock granted during the years ended December 31, 2015, 2014, and 2013 was $69.80, $48.18, and $52.80, respectively.

(5) The total intrinsic value of restricted stock vested during the years ended December 31, 2015, 2014, and 2013 was $18.6 million, $12.4 million, and $11.5 million, respectively.

(6) As of December 31, 2015, there was $12.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Long-Term Omnibus Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

14.    Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2015. Additionally, an annual profit sharing contribution is made, which vests over a three year period. Costs for Company contributions to the plan totaled $3.1 million, $2.8 million and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”), which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust in the accompanying Consolidated Balance Sheets:

Non Qualified Deferred Compensation Plan Component (1)	Year ended December 31,
(in thousands)	2015	2014
Assets:
Trading securities held in trust	$29,093	28,134
Liabilities:
Accounts payable and other liabilities	$28,632	27,621
(1) Assets and liabilities of the Rabbi trust are exclusive of the shares of the Company's common stock.

Realized and unrealized gains and losses on trading securities are recognized within income from deferred compensation plan in the accompanying Consolidated Statements of Operations. Changes in participant obligations, which is based on changes in the value of their investment elections, is recognized within general and administrative expenses within the accompanying Consolidated Statements of Operations.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

15.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Continuing Operations
Income from operations	$116,937	133,770	84,297
Gain on sale of real estate	35,606	55,077	1,703
Less: income attributable to noncontrolling interests	2,487	1,457	1,360
Income from continuing operations attributable to the Company	150,056	187,390	84,640
Less: preferred stock dividends and other	21,062	21,515	21,510
Income from continuing operations attributable to common stockholders - basic	$128,994	165,875	63,130
Income from continuing operations attributable to common stockholders - diluted	$128,994	165,938	63,175
Discontinued Operations
Income from discontinued operations	—	—	65,285
Less: income from discontinued operations attributable to noncontrolling interests	—	—	121
Income from discontinued operations attributable to the Company	—	—	65,164
Net Income
Net income attributable to common stockholders - basic	128,994	165,875	128,294
Net income attributable to common stockholders - diluted	$128,994	165,938	128,339
Denominator:
Weighted average common shares outstanding for basic EPS	94,391	92,370	91,383
Weighted average common shares outstanding for diluted EPS	94,856	92,404	91,409
Income per common share – basic
Continuing operations	$1.37	1.80	0.69
Discontinued operations	—	—	0.71
Net income (loss) attributable to common stockholders	$1.37	1.80	1.40
Income per common share – diluted
Continuing operations	$1.36	1.80	0.69
Discontinued operations	—	—	0.71
Net income (loss) attributable to common stockholders	$1.36	1.80	1.40

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2015, 2014, and 2013 were 154,170, 157,950, and 171,886, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Continuing Operations
Income from operations	$116,937	133,770	84,297
Gain on sale of real estate	35,606	55,077	1,703
Less: income attributable to noncontrolling interests	2,247	1,138	1,084
Income from continuing operations attributable to the Partnership	150,296	187,709	84,916
Less: preferred unit distributions and other	21,062	21,515	21,510
Income from continuing operations attributable to common unit holders - basic	129,234	166,194	63,406
Income from continuing operations attributable to common unit holders - diluted	129,234	166,257	63,451
Discontinued Operations
Income from discontinued operations	—	—	65,285
Less: income from discontinued operations attributable to noncontrolling interests	—	—	121
Income from discontinued operations attributable to the Partnership	—	—	65,164
Net Income
Net income attributable to common unit holders - basic	129,234	166,194	128,570
Net income attributable to common unit holders - diluted	$129,234	166,257	128,615
Denominator:
Weighted average common units outstanding for basic EPU	94,546	92,528	91,555
Weighted average common units outstanding for diluted EPU	95,011	92,562	91,581
Income (loss) per common unit – basic
Continuing operations	$1.37	1.80	0.69
Discontinued operations	—	—	0.71
Net income (loss) attributable to common unit holders	$1.37	1.80	1.40
Income (loss) per common unit – diluted
Continuing operations	$1.36	1.80	0.69
Discontinued operations	—	—	0.71
Net income (loss) attributable to common unit holders	$1.36	1.80	1.40

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

16.    Operating Leases

The Company's properties are leased to tenants under operating leases. Our leases for tenant space under 5,000 square feet generally have terms ranging from three to five years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Future minimum rents under non-cancelable operating leases as of December 31, 2015, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales volume, are as follows:

In Process Year Ending December 31,	Future Minimum Rents (in thousands)
2016	$414,025
2017	372,266
2018	323,354
2019	278,450
2020	228,796
Thereafter	1,037,783
Total	$2,654,674

The shopping centers' tenant base primarily includes national and regional supermarkets, drug stores, discount department stores, and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2101, and in most cases, provide for renewal options. In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2027, and in most cases, provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term.

Operating lease expense, including capitalized ground lease payments on properties in development, was $9.5 million, $8.9 million, and $8.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2015:

In Process Year Ending December 31,	Future Obligations (in thousands)
2016	$8,450
2017	7,599
2018	7,374
2019	7,106
2020	6,393
Thereafter	253,900
Total	$290,822

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
December 31, 2015

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2015 and 2014, the Company had $5.9 million in letters of credit outstanding.

18.    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2015 and 2014:

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015

Operating Data:
Revenue	$140,399	141,129	142,068	146,167

Net income attributable to common stockholders	$25,174	32,480	53,731	17,609
Net income attributable to exchangeable operating partnership units	49	61	94	36
Net income attributable to common unit holders	$25,223	32,541	53,825	17,645

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.27	0.35	0.57	0.18
Diluted	$0.27	0.34	0.57	0.18

Year ended December 31, 2014

Operating Data:
Revenue	$133,280	134,892	133,559	136,167

Net income attributable to common stockholders	$19,389	25,482	47,942	73,515
Net income attributable to exchangeable operating partnership units	42	53	90	134
Net income attributable to common unit holders	$19,431	25,535	48,032	73,649

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.21	0.28	0.52	0.79
Diluted	$0.21	0.28	0.52	0.79

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
4S Commons Town Center	$30,760	35,830	797	30,812	36,575	67,387	18,476	48,911	62,500
Airport Crossing	1,748	1,690	156	1,744	1,850	3,594	885	2,709	—
Amerige Heights Town Center	10,109	11,288	440	10,109	11,728	21,837	3,317	18,520	16,349
Anastasia Plaza	9,065	—	470	3,338	6,197	9,535	1,653	7,882	—
Ashburn Farm Market Center	9,835	4,812	145	9,835	4,957	14,792	3,810	10,982	—
Ashford Perimeter	2,584	9,865	879	2,584	10,744	13,328	6,412	6,916	—
Augusta Center	5,142	2,720	(5,632)	1,366	864	2,230	436	1,794	—
Aventura Shopping Center	2,751	10,459	30	2,751	10,489	13,240	10,330	2,910	—
Balboa Mesa Shopping Center	23,074	33,838	13,857	27,765	43,004	70,769	5,496	65,273	—
Belleview Square	8,132	9,756	2,358	8,323	11,923	20,246	6,105	14,141	—
Berkshire Commons	2,295	9,551	1,905	2,965	10,786	13,751	6,804	6,947	7,500
Blackrock	22,251	20,815	132	22,251	20,946	43,197	1,787	41,410	19,828
Bloomingdale Square	3,940	14,912	2,081	3,940	16,993	20,933	7,997	12,936	—
Boulevard Center	3,659	10,787	1,188	3,659	11,975	15,634	5,872	9,762	—
Boynton Lakes Plaza	2,628	11,236	4,606	3,606	14,864	18,470	5,692	12,778	—
Brentwood Plaza	2,788	3,473	286	2,788	3,759	6,547	836	5,711	—
Briarcliff La Vista	694	3,292	461	694	3,753	4,447	2,442	2,005	—
Briarcliff Village	4,597	24,836	1,164	4,597	26,000	30,597	15,674	14,923	—
Brickwalk	25,299	41,995	183	25,299	42,178	67,477	2,639	64,838	31,514
Bridgeton	3,033	8,137	107	3,067	8,210	11,277	1,528	9,749	—
Brighten Park	3,983	18,687	2,162	3,926	20,906	24,832	11,241	13,591	—
Buckhead Court	1,417	7,432	835	1,417	8,267	9,684	5,271	4,413	—
Buckley Square	2,970	5,978	836	2,970	6,814	9,784	3,520	6,264	—
Buckwalter Place Shopping Ctr	6,563	6,590	498	6,783	6,868	13,651	3,058	10,593	—
Caligo Crossing	2,459	4,897	144	2,546	4,954	7,500	2,064	5,436	—
Cambridge Square	774	4,347	725	774	5,072	5,846	2,768	3,078	—
Carmel Commons	2,466	12,548	4,737	3,422	16,329	19,751	7,570	12,181	—
Carriage Gate	833	4,974	2,782	1,302	7,287	8,589	4,730	3,859	—
Centerplace of Greeley III	6,661	11,502	1,621	5,690	14,094	19,784	4,225	15,559	—
Chasewood Plaza	4,612	20,829	4,737	6,511	23,667	30,178	13,365	16,813	—
Cherry Grove	3,533	15,862	2,286	3,533	18,148	21,681	8,133	13,548	—
Clayton Valley Shopping Center	24,189	35,422	2,261	24,538	37,334	61,872	18,678	43,194	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Clybourn Commons	15,056	5,594	118	15,056	5,712	20,768	458	20,310	—
Cochran's Crossing	13,154	12,315	848	13,154	13,163	26,317	8,208	18,109	—
Corkscrew Village	8,407	8,004	171	8,407	8,175	16,582	2,726	13,856	7,642
Cornerstone Square	1,772	6,944	1,145	1,772	8,089	9,861	4,576	5,285	—
Corvallis Market Center	6,674	12,244	388	6,696	12,610	19,306	4,124	15,182	—
Costa Verde Center	12,740	26,868	1,609	12,798	28,419	41,217	13,910	27,307	—
Courtyard Landcom	5,867	4	3	5,867	7	5,874	1	5,873	—
Culpeper Colonnade	15,944	10,601	4,876	16,258	15,163	31,421	6,911	24,510	—
Dardenne Crossing	4,194	4,005	253	4,343	4,109	8,452	1,056	7,396	—
Delk Spectrum	2,985	12,001	1,444	3,000	13,430	16,430	6,392	10,038	—
Diablo Plaza	5,300	8,181	1,123	5,300	9,304	14,604	4,243	10,361	—
Dunwoody Village	3,342	15,934	3,219	3,342	19,153	22,495	11,360	11,135	—
East Pointe	1,730	7,189	1,997	1,937	8,979	10,916	4,331	6,585	—
East Washington Place	15,993	40,151	1,570	15,509	42,205	57,714	4,992	52,722	—
El Camino Shopping Center	7,600	11,538	1,154	7,600	12,692	20,292	5,338	14,954	—
El Cerrito Plaza	11,025	27,371	859	11,025	28,230	39,255	7,278	31,977	37,989
El Norte Parkway Plaza	2,834	7,370	3,198	3,263	10,139	13,402	4,118	9,284	—
Encina Grande	5,040	11,572	(107)	5,040	11,465	16,505	8,180	8,325	—
Fairfax Shopping Center	15,239	11,367	(5,539)	13,175	7,892	21,067	2,107	18,960	—
Fairfield	6,731	29,420	432	6,731	29,852	36,583	1,793	34,790	—
Falcon	1,340	4,168	162	1,340	4,330	5,670	1,607	4,063	—
Fellsway Plaza	30,712	7,327	5,913	32,982	10,970	43,952	1,671	42,281	34,154
Fenton Marketplace	2,298	8,510	(8,307)	512	1,989	2,501	417	2,084	—
Fleming Island	3,077	11,587	2,771	3,111	14,324	17,435	6,004	11,431	—
Fountain Square	29,650	28,286	208	29,650	28,494	58,144	1,624	56,520	—
French Valley Village Center	11,924	16,856	111	11,822	17,069	28,891	9,223	19,668	—
Friars Mission Center	6,660	28,021	1,244	6,660	29,265	35,925	12,430	23,495	—
Gardens Square	2,136	8,273	444	2,136	8,717	10,853	4,228	6,625	—
Gateway 101	24,971	9,113	26	24,971	9,139	34,110	3,163	30,947	—
Gateway Shopping Center	52,665	7,134	2,240	52,671	9,368	62,039	10,790	51,249	—
Gelson's Westlake Market Plaza	3,157	11,153	372	3,157	11,525	14,682	4,913	9,769	—
Glen Oak Plaza	4,103	12,951	475	4,103	13,426	17,529	2,492	15,037	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Glenwood Village	1,194	5,381	278	1,194	5,659	6,853	3,704	3,149	—
Golden Hills Plaza	12,699	18,482	2,815	12,054	21,942	33,996	5,777	28,219	—
Grand Ridge Plaza	24,208	61,033	3,053	24,879	63,415	88,294	7,731	80,563	11,125
Hancock	8,232	28,260	1,272	8,232	29,532	37,764	13,895	23,869	—
Harpeth Village Fieldstone	2,284	9,443	516	2,284	9,959	12,243	4,425	7,818	—
Harris Crossing	7,199	3,677	(13)	7,152	3,711	10,863	1,827	9,036	—
Heritage Land	12,390	—	(453)	11,937	—	11,937	—	11,937	—
Heritage Plaza	—	26,097	13,672	278	39,491	39,769	14,150	25,619	—
Hershey	7	808	7	7	815	822	326	496	—
Hibernia Pavilion	4,929	5,065	11	4,929	5,076	10,005	2,087	7,918	—
Hibernia Plaza	267	230	(3)	267	227	494	70	424	—
Hickory Creek Plaza	5,629	4,564	276	5,629	4,840	10,469	2,999	7,470	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	847	2,713	—
Hilltop Village	2,995	4,581	1,710	3,132	6,154	9,286	947	8,339	7,500
Hinsdale	5,734	16,709	10,352	7,985	24,810	32,795	8,912	23,883	—
Holly Park	8,975	23,799	(97)	8,828	23,849	32,677	1,853	30,824	—
Howell Mill Village	5,157	14,279	2,105	5,157	16,384	21,541	4,111	17,430	—
Hyde Park	9,809	39,905	2,507	9,809	42,412	52,221	21,138	31,083	—
Indian Springs	24,974	25,903	18	25,034	25,861	50,895	1,085	49,810	—
Indio Towne Center	17,946	31,985	81	17,317	32,695	50,012	11,375	38,637	—
Inglewood Plaza	1,300	2,159	299	1,300	2,458	3,758	1,133	2,625	—
Jefferson Square	5,167	6,445	(7,215)	1,894	2,503	4,397	356	4,041	—
Keller Town Center	2,294	12,841	652	2,404	13,383	15,787	5,648	10,139	—
Kent Place	4,855	3,544	742	5,228	3,913	9,141	458	8,683	8,250
Kirkwood Commons	6,772	16,224	478	6,802	16,672	23,474	2,838	20,636	10,528
Kroger New Albany Center	3,844	6,599	646	3,844	7,245	11,089	4,768	6,321	—
Lake Pine Plaza	2,008	7,632	512	2,029	8,123	10,152	3,700	6,452	—
Lebanon/Legacy Center	3,913	7,874	92	3,913	7,966	11,879	4,983	6,896	—
Littleton Square	2,030	8,859	(4,063)	2,418	4,408	6,826	1,427	5,399	—
Lloyd King	1,779	10,060	1,121	1,779	11,181	12,960	5,156	7,804	—
Loehmanns Plaza California	5,420	9,450	799	5,420	10,249	15,669	4,810	10,859	—
Lower Nazareth Commons	15,992	12,964	3,268	16,343	15,881	32,224	6,312	25,912	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Market at Colonnade Center	6,455	9,839	60	6,160	10,194	16,354	2,327	14,027	—
Market at Preston Forest	4,400	11,445	1,170	4,400	12,615	17,015	5,613	11,402	—
Market at Round Rock	2,000	9,676	6,214	2,000	15,890	17,890	7,024	10,866	—
Marketplace Shopping Center	1,287	5,509	5,103	1,330	10,569	11,899	5,024	6,875	—
Marketplace at Briargate	1,706	4,885	39	1,727	4,903	6,630	2,091	4,539	—
Millhopper Shopping Center	1,073	5,358	4,960	1,796	9,595	11,391	6,049	5,342	—
Mockingbird Commons	3,000	10,728	775	3,000	11,503	14,503	5,363	9,140	10,300
Monument Jackson Creek	2,999	6,765	670	2,999	7,435	10,434	4,922	5,512	—
Morningside Plaza	4,300	13,951	492	4,300	14,443	18,743	6,610	12,133	—
Murryhill Marketplace	2,670	18,401	1,976	2,670	20,377	23,047	9,031	14,016	—
Naples Walk	18,173	13,554	571	18,173	14,125	32,298	4,468	27,830	14,488
Newberry Square	2,412	10,150	382	2,412	10,532	12,944	7,270	5,674	—
Newland Center	12,500	10,697	902	12,500	11,599	24,099	5,761	18,338	—
Nocatee Town Center	10,124	8,691	558	8,695	10,678	19,373	2,820	16,553	—
North Hills	4,900	19,774	1,085	4,900	20,859	25,759	9,422	16,337	—
Northgate Marketplace	5,668	13,727	(101)	4,995	14,299	19,294	2,682	16,612	—
Northgate Plaza (Maxtown Road)	1,769	6,652	255	1,769	6,907	8,676	3,413	5,263	—
Northgate Square	5,011	8,692	702	5,011	9,394	14,405	2,910	11,495	—
Northlake Village	2,662	11,284	1,215	2,686	12,475	15,161	5,360	9,801	—
Oak Shade Town Center	6,591	28,966	518	6,591	29,484	36,075	4,675	31,400	9,208
Oakbrook Plaza	4,000	6,668	321	4,000	6,989	10,989	3,207	7,782	—
Oakleaf Commons	3,503	11,671	247	3,510	11,911	15,421	4,350	11,071	—
Ocala Corners	1,816	10,515	370	1,816	10,885	12,701	2,181	10,520	4,826
Old St Augustine Plaza	2,368	11,405	218	2,368	11,623	13,991	5,951	8,040	—
Paces Ferry Plaza	2,812	12,639	441	2,812	13,080	15,892	8,010	7,882	—
Panther Creek	14,414	14,748	3,044	15,212	16,994	32,206	10,251	21,955	—
Peartree Village	5,197	19,746	859	5,197	20,605	25,802	10,404	15,398	6,836
Persimmons Place	25,979	37,101	—	25,979	37,101	63,080	1,162	61,918	—
Pike Creek	5,153	20,652	1,613	5,251	22,167	27,418	10,446	16,972	—
Pima Crossing	5,800	28,143	1,515	5,800	29,658	35,458	13,956	21,502	—
Pine Lake Village	6,300	10,991	816	6,300	11,807	18,107	5,456	12,651	—
Pine Tree Plaza	668	6,220	610	668	6,830	7,498	3,045	4,453	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Plaza Hermosa	4,200	10,109	3,031	4,202	13,138	17,340	4,916	12,424	13,800
Powell Street Plaza	8,248	30,716	1,998	8,248	32,714	40,962	12,432	28,530	—
Powers Ferry Square	3,687	17,965	6,306	5,321	22,637	27,958	12,546	15,412	—
Powers Ferry Village	1,191	4,672	499	1,191	5,171	6,362	3,191	3,171	—
Prairie City Crossing	4,164	13,032	381	4,164	13,413	17,577	5,150	12,427	—
Prestonbrook	7,069	8,622	257	7,069	8,879	15,948	5,983	9,965	6,800
Preston Oaks	763	30,438	398	763	30,836	31,599	2,451	29,148	—
Red Bank	10,336	9,505	(115)	10,110	9,616	19,726	1,953	17,773	—
Regency Commons	3,917	3,616	236	3,917	3,852	7,769	1,989	5,780	—
Regency Solar (Saugus)	—	—	758	6	752	758	78	680	—
Regency Square	4,770	25,191	4,768	5,060	29,669	34,729	20,863	13,866	—
Rona Plaza	1,500	4,917	186	1,500	5,103	6,603	2,604	3,999	—
Russell Ridge	2,234	6,903	1,296	2,234	8,199	10,433	4,200	6,233	—
Sammamish-Highlands	9,300	8,075	7,949	9,592	15,732	25,324	5,388	19,936	—
San Leandro Plaza	1,300	8,226	514	1,300	8,740	10,040	3,790	6,250	—
Sandy Springs	6,889	28,056	2,045	6,889	30,101	36,990	3,189	33,801	—
Saugus	19,201	17,984	(1,114)	18,805	17,266	36,071	6,429	29,642	—
Seminole Shoppes	8,593	7,523	159	8,629	7,646	16,275	1,940	14,335	9,698
Sequoia Station	9,100	18,356	1,467	9,100	19,823	28,923	8,547	20,376	21,100
Sherwood II	2,731	6,360	631	2,731	6,991	9,722	2,413	7,309	—
Shoppes @ 104	11,193	—	810	6,652	5,351	12,003	1,572	10,431	—
Shoppes at Fairhope Village	6,920	11,198	361	6,920	11,559	18,479	3,607	14,872	—
Shoppes of Grande Oak	5,091	5,985	245	5,091	6,230	11,321	4,272	7,049	—
Shops at Arizona	3,063	3,243	176	3,063	3,419	6,482	1,964	4,518	—
Shops at County Center	9,957	11,269	805	10,225	11,806	22,031	6,260	15,771	—
Shops at Erwin Mill	9,082	6,087	(12)	9,082	6,075	15,157	814	14,343	10,000
Shops at Johns Creek	1,863	2,014	(342)	1,501	2,034	3,535	1,039	2,496	—
Shops at Mira Vista	11,691	9,026	36	11,691	9,062	20,753	712	20,041	250
Shops at Quail Creek	1,487	7,717	446	1,499	8,151	9,650	2,461	7,189	—
Shops on Main	17,020	26,988	—	17,020	26,988	44,008	2,398	41,610	—
Signature Plaza	2,396	3,898	46	2,396	3,944	6,340	2,227	4,113	—
South Bay Village	11,714	15,580	1,385	11,776	16,903	28,679	2,159	26,520	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
South Lowry Square	3,434	10,445	791	3,434	11,236	14,670	5,143	9,527	—
Southcenter	1,300	12,750	1,328	1,300	14,078	15,378	5,980	9,398	—
Southpark at Cinco Ranch	18,395	11,306	6,014	21,107	14,608	35,715	2,229	33,486	—
SouthPoint Crossing	4,412	12,235	736	4,412	12,971	17,383	5,462	11,921	—
Starke	71	1,683	4	71	1,687	1,758	642	1,116	—
Sterling Ridge	12,846	12,162	490	12,846	12,652	25,498	8,069	17,429	13,900
Stonewall	27,511	22,123	7,086	28,429	28,291	56,720	11,860	44,860	—
Strawflower Village	4,060	8,084	502	4,060	8,586	12,646	4,052	8,594	—
Stroh Ranch	4,280	8,189	526	4,280	8,715	12,995	5,521	7,474	—
Suncoast Crossing	9,030	10,764	104	9,030	10,868	19,898	4,254	15,644	—
Tanasbourne Market	3,269	10,861	(297)	3,269	10,564	13,833	3,599	10,234	—
Tassajara Crossing	8,560	15,464	800	8,560	16,264	24,824	7,171	17,653	19,800
Tech Ridge Center	12,945	37,169	388	12,945	37,557	50,502	6,869	43,633	8,741
The Hub Hillcrest Market	18,773	61,906	3,848	19,610	64,917	84,527	5,724	78,803	—
Town Square	883	8,132	362	883	8,494	9,377	4,309	5,068	—
Twin City Plaza	17,245	44,225	1,886	17,263	46,093	63,356	12,801	50,555	—
Twin Peaks	5,200	25,827	804	5,200	26,631	31,831	11,550	20,281	—
University Commons	4,070	30,785	2	4,070	30,787	34,857	430	34,427	38,000
Valencia Crossroads	17,921	17,659	563	17,921	18,222	36,143	13,738	22,405	—
Village at Lee Airpark	11,099	12,955	3,266	11,877	15,443	27,320	5,351	21,969	—
Village Center	3,885	14,131	7,910	5,411	20,515	25,926	7,167	18,759	—
Walker Center	3,840	7,232	3,248	3,878	10,442	14,320	4,691	9,629	—
Welleby Plaza	1,496	7,787	909	1,496	8,696	10,192	6,193	3,999	—
Wellington Town Square	2,041	12,131	336	2,041	12,467	14,508	5,964	8,544	12,800
West Park Plaza	5,840	5,759	1,187	5,840	6,946	12,786	3,306	9,480	—
Westchase	5,302	8,273	355	5,302	8,628	13,930	2,606	11,324	6,944
Westchester Commons	3,366	11,751	10,662	4,894	20,885	25,779	4,790	20,989	—
Westchester Plaza	1,857	7,572	291	1,857	7,863	9,720	4,705	5,015	—
Westlake Plaza and Center	7,043	27,195	28,631	17,488	45,381	62,869	14,369	48,500	—
Westwood Village	19,933	25,301	(1,312)	19,553	24,369	43,922	9,760	34,162	—
Willow Festival	1,954	56,501	544	1,954	57,045	58,999	9,220	49,779	39,505
Woodcroft Shopping Center	1,419	6,284	671	1,421	6,953	8,374	3,712	4,662	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2015 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Woodman Van Nuy	5,500	7,195	232	5,500	7,427	12,927	3,352	9,575	—
Woodmen and Rangewood	7,621	11,018	508	7,621	11,526	19,147	9,536	9,611	—
Woodside Central	3,500	9,287	580	3,500	9,868	13,368	4,306	9,062	—
					—		—
Total Corporate Assets	—	—	1,682	—	1,682	1,682	1,277	405	—
							—
Properties in Development	—	—	217,036	24,793	192,243	217,036	962	216,074	—
	$1,419,047	2,641,828	485,025	1,457,261	3,088,639	4,545,900	1,043,787	3,502,113	501,875

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2015
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $4.7 billion at December 31, 2015.

The changes in total real estate assets for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	2015	2014	2013
Beginning balance	$4,409,886	4,026,531	3,909,912
Acquired properties	39,850	274,091	143,992
Developments and improvements	174,972	191,250	180,374
Sale of properties	(78,808)	(81,811)	(200,393)
Provision for impairment	—	(175)	(7,354)
Ending balance	$4,545,900	4,409,886	4,026,531

The changes in accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	2015	2014	2013
Beginning balance	$933,708	844,873	782,749
Depreciation expense	119,475	108,692	99,883
Sale of properties	(9,396)	(19,857)	(36,405)
Provision for impairment	—	—	(1,354)
Ending balance	$1,043,787	933,708	844,873

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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2015 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	8,740	$88.45	1,829,422
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,740	$88.45	1,829,422
(1) This column does not include 615,420 shares that may be issued pursuant to unvested restricted stock and performance share awards.

(2) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(3) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2015 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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
1. Underwriting Agreement

(a)
Equity Distribution Agreement (the “Wells Agreement”) among the Company, Regency Centers, L.P. and Wells Fargo Securities, LLC dated August 10, 2012 (incorporated by reference to Exhibit 1.1 to the Company's report on Form 8-K filed on August 10, 2012), as amended by Amendment No. 1 dated August 6, 2013 (incorporated by reference to Exhibit 1.2 to the Company’s report on Form 8-K filed on August 6, 2013), Amendment No. 2 dated March 4, 2014 (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K filed on March 4, 2014) and Amendment No. 3 dated February 24, 2015 (incorporated by reference to Exhibit 1(a) to the Company’s Form 10-Q filed on May 7, 2015).

The Equity Distribution Agreements listed below are substantially identical in all material respects to the Wells Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)	Equity Distribution Agreement among the Company, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 10, 2012, as amended by Amendment Nos. 1, 2, and 3; and

(ii)	Equity Distribution Agreement among the Company, Regency Centers, L.P. and J.P. Morgan Securities LLC dated August 10, 2012, as amended by Amendment Nos. 1, 2, and 3.

(b)
Equity Distribution Agreement (the “Jefferies Agreement”) among the Company, Regency Centers, L.P. and Jefferies LLC dated August 6, 2013 (incorporated by reference to Exhibit 1.1 to the Company's report on Form 8-K filed on August 6, 2013), as amended by Amendment No. 1 dated March 4, 2014 (incorporated by reference to the Company’s Form 8-K filed on March 4, 2014) and Amendment No. 2 (incorporated by reference to Exhibit 1(b) to the Company’s Form 10-Q filed on May 7, 2015).

The Equity Distribution Agreements listed below is substantially identical in all material respects to the Jefferies Agreement except for the identities of the parties, and has not been filed as an exhibit to the Company's 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K:

(i)
Equity Distribution Agreement among the Company, Regency Centers, L.P. and RBC Capital Markets, LLC dated August 6, 2013 as amended by Amendment No. 1 dated March 4, 2014 and Amendment No. 2 dated February 24, 2015.

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 5, 2013).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on July 20, 2015).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed on March 17, 2009).

(d)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).
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

(ii)
Second Supplemental Indenture dated as of June 2, 2010 to the Indenture dated as of December 5, 2001 between Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 3, 2010).

(iii)
Third Supplemental Indenture dated as of August 17, 2015 to the Indenture dated as of December 5, 2001 among RCLP, Regency, as guarantor, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015).

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

~(d)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 20, 2015).

~(e)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and Lisa Palmer (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on July 20, 2015).

~(f)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and Dan M. Chandler, III (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on July 20, 2015).

~(g)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and John S. Delatour (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on July 20, 2015).

~(h)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and James D. Thompson (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on July 20, 2015).

(i)
Third Amended and Restated Credit Agreement dated as of September 7, 2011 by and among Regency Centers, , L.P., the Company, each of the financial institutions party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2011).

(i)	First Amendment to Third Amended and Restated Credit Agreement dated September 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2012).

(ii)	Second Amendment to Third Amended and Restated Credit Agreement dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 8, 2014).

(iii)	Third Amendment to Third Amended and Restated Credit Agreement dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2015).

(j)
Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 29, 2012).

(i)	First Amendment to Term Loan Agreement dated as of June 19, 2012 (incorporated by reference to Exhibit 10(h)(i) to the Company's Form 10-K filed on March 1, 2013).

(ii)	Second Amendment to Term Loan Agreement dated as of December 19, 2012 (incorporated by reference to Exhibit 10(h)(ii) to the Company's Form 10-K filed on March 1, 2013).

(iii)	Third Amendment to Term Loan Agreement dated as of June 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 8, 2014).

(iv)	Fourth Amendment to Term Loan Agreement dated as of May 13, 2015.

(k)
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

(l)	Form of Retirement Agreement by and between Regency Centers Corporation and Brian Smith trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November, 2015).

(m)	Form of Consulting Agreement by and between Regency Centers, LP and Brian Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November, 2015).
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

February 18, 2016	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 18, 2016	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 18, 2016	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 18, 2016	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)
February 18, 2016	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 18, 2016	/s/ Raymond L. Bank Raymond L. Bank, Director
February 18, 2016	/s/ Bryce Blair Bryce Blair, Director
February 18, 2016	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 18, 2016	/s/ A.R. Carpenter A.R. Carpenter, Director
February 18, 2016	/s/ J. Dix Druce J. Dix Druce, Director
February 18, 2016	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 18, 2016	/s/ David P. O'Connor David P. O'Connor, Director
February 18, 2016	/s/ John C. Schweitzer John C. Schweitzer, Director
February 18, 2016	/s/ Thomas G. Wattles Thomas G. Wattles, Director