Form 10-Q
period 2016-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2016-05-06
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 97,611,143 as of May 4, 2016.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2016, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt and approximately 23% of the secured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(in thousands, except share data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land	$1,435,619	1,432,468
Buildings and improvements	2,904,538	2,896,396
Properties in development	182,598	217,036
	4,522,755	4,545,900
Less: accumulated depreciation	1,060,922	1,043,787
	3,461,833	3,502,113
Properties held for sale	26,861	—
Investments in real estate partnerships	287,500	306,206
Net real estate investments	3,776,194	3,808,319
Cash and cash equivalents	27,137	36,856
Restricted cash	3,893	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,304 and $5,295 at March 31, 2016 and December 31, 2015, respectively	25,702	32,292
Straight-line rent receivable, net of reserve of $1,421 and $1,365 at March 31, 2016 and December 31, 2015, respectively	65,067	63,392
Notes receivable	10,487	10,480
Deferred leasing costs, less accumulated amortization of $78,852 and $76,823 at March 31, 2016 and December 31, 2015, respectively	69,200	66,367
Acquired lease intangible assets, less accumulated amortization of $47,470 and $45,639 at March 31, 2016 and December 31, 2015, respectively	112,513	105,380
Trading securities held in trust, at fair value	29,615	29,093
Other assets	27,565	26,935
Total assets	$4,147,373	4,182,881
Liabilities and Equity
Liabilities:
Notes payable	$1,670,750	1,699,771
Unsecured credit facilities	164,550	164,514
Accounts payable and other liabilities	157,732	164,515
Acquired lease intangible liabilities, less accumulated accretion of $18,603 and $17,555 at March 31, 2016 and December 31, 2015, respectively	43,751	42,034
Tenants’ security, escrow deposits and prepaid rent	28,217	29,427
Total liabilities	2,065,000	2,100,261
Commitments and contingencies (note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at March 31, 2016 and December 31, 2015, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 97,610,485 and 97,212,638 shares issued at March 31, 2016 and December 31, 2015, respectively	976	972
Treasury stock at cost, 382,969 and 417,862 shares held at March 31, 2016 and December 31, 2015, respectively	(18,371)	(19,658)
Additional paid in capital	2,748,904	2,742,508
Accumulated other comprehensive loss	(72,893)	(58,693)
Distributions in excess of net income	(936,945)	(936,020)
Total stockholders’ equity	2,046,671	2,054,109
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $11,540 and $10,502 at March 31, 2016 and December 31, 2015, respectively	(1,989)	(1,975)
Limited partners’ interests in consolidated partnerships	37,691	30,486
Total noncontrolling interests	35,702	28,511
Total equity	2,082,373	2,082,620
Total liabilities and equity	$4,147,373	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Minimum rent	$107,674	101,305
Percentage rent	1,703	1,808
Recoveries from tenants and other income	33,487	31,048
Management, transaction, and other fees	6,764	6,238
Total revenues	149,628	140,399
Operating expenses:
Depreciation and amortization	38,716	35,992
Operating and maintenance	22,685	21,172
General and administrative	16,299	16,378
Real estate taxes	15,870	15,131
Other operating expenses	2,306	1,166
Total operating expenses	95,876	89,839
Other expense (income):
Interest expense, net	24,142	26,633
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Net investment loss (income), including unrealized gains of $230 and $417 for the three months ended March 31, 2016 and 2015, respectively	155	(634)
Total other expense	25,963	25,938
Income from operations before equity in income of investments in real estate partnerships	27,789	24,622
Equity in income of investments in real estate partnerships	12,920	5,567
Income from operations	40,709	30,189
Gain on sale of real estate	12,868	803
Net income	53,577	30,992
Noncontrolling interests:
Exchangeable operating partnership units	(85)	(49)
Limited partners’ interests in consolidated partnerships	(349)	(503)
Income attributable to noncontrolling interests	(434)	(552)
Net income attributable to the Company	53,143	30,440
Preferred stock dividends	(5,266)	(5,266)
Net income attributable to common stockholders	$47,877	25,174

Income per common share - basic	$0.49	0.27
Income per common share - diluted	$0.49	0.27
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$53,577	30,992
Other comprehensive loss:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(16,785)	(13,882)
Less: reclassification adjustment of derivative instruments included in net income	2,453	2,249
Available for sale securities
Unrealized loss on available-for-sale securities (note 4)	(36)	—
Other comprehensive (loss) income	(14,368)	(11,633)
Comprehensive income	39,209	19,359
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	434	552
Other comprehensive loss attributable to noncontrolling interests	(168)	(104)
Comprehensive income attributable to noncontrolling interests	266	448
Comprehensive income attributable to the Company	$38,943	18,911
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2016 and 2015 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	30,440	30,440	49	503	552	30,992
Other comprehensive loss	—	—	—	—	(11,529)	—	(11,529)	(18)	(86)	(104)	(11,633)
Deferred compensation plan, net	—	—	(1,256)	1,256	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	3,546	—	—	3,548	—	—	—	3,548
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,850)	—	—	(9,850)	—	—	—	(9,850)
Common stock issued for dividend reinvestment plan	—	—	—	374	—	—	374	—	—	—	374
Common stock issued for stock offerings, net of issuance costs	—	—	—	992	—	—	992	—	—	—	992
Contributions from partners	—	—	—	—	—	—	—	—	13	13	13
Distributions to partners	—	—	—	—	—	—	—	—	(1,050)	(1,050)	(1,050)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.485 per share)	—	—	—	—	—	(45,647)	(45,647)	(76)	—	(76)	(45,723)
Balance at March 31, 2015	$325,000	943	(20,638)	2,536,471	(69,277)	(902,845)	1,869,654	(1,959)	31,184	29,225	1,898,879

Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	53,143	53,143	85	349	434	53,577
Other comprehensive loss	—	—	—	—	(14,200)	—	(14,200)	(22)	(146)	(168)	(14,368)
Deferred compensation plan, net	—	—	1,287	(1,287)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	3,400	—	—	3,402	—	—	—	3,402
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,950)	—	—	(7,950)	—	—	—	(7,950)
Common stock issued for dividend reinvestment plan	—	—	—	292	—	—	292	—	—	—	292
Common stock issued for stock offerings, net of issuance costs	—	2	—	12,291	—	—	12,293	—	—	—	12,293
Contributions from partners	—	—	—	—	—	—	—	—	8,389	8,389	8,389
Distributions to partners	—	—	—	(350)	—	—	(350)	—	(1,387)	(1,387)	(1,737)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.50 per share)	—	—	—	—	—	(48,802)	(48,802)	(77)	—	(77)	(48,879)
Balance at March 31, 2016	$325,000	976	(18,371)	2,748,904	(72,893)	(936,945)	2,046,671	(1,989)	37,691	35,702	2,082,373
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$53,577	30,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,716	35,992
Amortization of deferred loan cost and debt premium	2,353	2,447
Amortization and (accretion) of above and below market lease intangibles, net	(351)	(521)
Stock-based compensation, net of capitalization	2,621	2,900
Equity in income of investments in real estate partnerships	(12,920)	(5,567)
Gain on sale of real estate	(12,868)	(803)
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Distribution of earnings from operations of investments in real estate partnerships	13,840	12,301
Deferred compensation expense	(148)	631
Realized and unrealized loss (gain) on investments	155	(634)
Changes in assets and liabilities:
Restricted cash	(109)	1,415
Accounts receivable	(3,613)	(7,827)
Straight-line rent receivables, net	(1,848)	(1,877)
Deferred leasing costs	(2,903)	(1,816)
Other assets	(746)	(1,137)
Accounts payable and other liabilities	(7,286)	(13,101)
Tenants’ security, escrow deposits and prepaid rent	(1,301)	1,124
Net cash provided by operating activities	68,835	54,458
Cash flows from investing activities:
Acquisition of operating real estate	(16,483)	—
Advance deposits on acquisition of operating real estate	—	(4,000)
Real estate development and capital improvements	(38,289)	(55,047)
Proceeds from sale of real estate investments	32,261	3,414
Investments in real estate partnerships	(2,438)	(1,344)
Distributions received from investments in real estate partnerships	18,296	2,717
Dividends on investments	59	31
Acquisition of securities	(41,946)	(3,726)
Proceeds from sale of securities	41,207	2,868
Net cash used in investing activities	(7,333)	(55,087)
Cash flows from financing activities:
Net proceeds from common stock issuance	12,293	992
Proceeds from sale of treasury stock	904	—
Distributions to limited partners in consolidated partnerships, net	(1,707)	(1,050)
Distributions to exchangeable operating partnership unit holders	(77)	(76)
Dividends paid to common stockholders	(48,510)	(45,273)
Dividends paid to preferred stockholders	(5,266)	(5,266)
Proceeds from unsecured credit facilities	10,000	40,000
Repayment of unsecured credit facilities	(10,000)	(10,000)
Proceeds from notes payable	—	1,351
Repayment of notes payable	(27,281)	(55,777)
Scheduled principal payments	(1,572)	(1,481)
Payment of loan costs	(5)	(78)
Net cash used in financing activities	(71,221)	(76,658)
Net decrease in cash and cash equivalents	(9,719)	(77,287)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$27,137	36,489

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $973 and $2,059 in 2016 and 2015, respectively)	$7,611	17,964
Cash paid for income taxes	$—	697
Supplemental disclosure of non-cash transactions:
Change in fair value of derivative instruments	$(16,785)	(13,882)
Common stock issued for dividend reinvestment plan	$292	374
Stock-based compensation capitalized	$814	701
Contributions from limited partners in consolidated partnerships, net	$8,362	13
Common stock issued for dividend reinvestment in trust	$190	214
Contribution of stock awards into trust	$958	1,042
Distribution of stock held in trust	$1,807	—
Change in fair value of securities available-for-sale	$(36)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(in thousands, except unit data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land	$1,435,619	1,432,468
Buildings and improvements	2,904,538	2,896,396
Properties in development	182,598	217,036
	4,522,755	4,545,900
Less: accumulated depreciation	1,060,922	1,043,787
	3,461,833	3,502,113
Properties held for sale	26,861	—
Investments in real estate partnerships	287,500	306,206
Net real estate investments	3,776,194	3,808,319
Cash and cash equivalents	27,137	36,856
Restricted cash	3,893	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,304 and $5,295 at March 31, 2016 and December 31, 2015, respectively	25,702	32,292
Straight-line rent receivable, net of reserve of $1,421 and $1,365 at March 31, 2016 and December 31, 2015, respectively	65,067	63,392
Notes receivable	10,487	10,480
Deferred leasing costs, less accumulated amortization of $78,852 and $76,823 at March 31, 2016 and December 31, 2015, respectively	69,200	66,367
Acquired lease intangible assets, less accumulated amortization of $47,470 and $45,639 at March 31, 2016 and December 31, 2015, respectively	112,513	105,380
Trading securities held in trust, at fair value	29,615	29,093
Other assets	27,565	26,935
Total assets	$4,147,373	4,182,881
Liabilities and Capital
Liabilities:
Notes payable	$1,670,750	1,699,771
Unsecured credit facilities	164,550	164,514
Accounts payable and other liabilities	157,732	164,515
Acquired lease intangible liabilities, less accumulated accretion of $18,603 and $17,555 at March 31, 2016 and December 31, 2015, respectively	43,751	42,034
Tenants’ security, escrow deposits and prepaid rent	28,217	29,427
Total liabilities	2,065,000	2,100,261
Commitments and contingencies (note 12)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $25 per unit	325,000	325,000
General partner; 97,610,485 and 97,212,638 units outstanding at March 31, 2016 and December 31, 2015, respectively	1,794,564	1,787,802
Limited partners; 154,170 units outstanding at March 31, 2016 and December 31, 2015	(1,989)	(1,975)
Accumulated other comprehensive loss	(72,893)	(58,693)
Total partners’ capital	2,044,682	2,052,134
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	37,691	30,486
Total noncontrolling interests	37,691	30,486
Total capital	2,082,373	2,082,620
Total liabilities and capital	$4,147,373	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Minimum rent	$107,674	101,305
Percentage rent	1,703	1,808
Recoveries from tenants and other income	33,487	31,048
Management, transaction, and other fees	6,764	6,238
Total revenues	149,628	140,399
Operating expenses:
Depreciation and amortization	38,716	35,992
Operating and maintenance	22,685	21,172
General and administrative	16,299	16,378
Real estate taxes	15,870	15,131
Other operating expenses	2,306	1,166
Total operating expenses	95,876	89,839
Other expense (income):
Interest expense, net	24,142	26,633
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Net investment loss (income), including unrealized gains of $230 and $417 for the three months ended March 31, 2016 and 2015, respectively	155	(634)
Total other expense	25,963	25,938
Income from operations before equity in income of investments in real estate partnerships	27,789	24,622
Equity in income of investments in real estate partnerships	12,920	5,567
Income from operations	40,709	30,189
Gain on sale of real estate	12,868	803
Net income	53,577	30,992
Limited partners’ interests in consolidated partnerships	(349)	(503)
Net income attributable to the Partnership	53,228	30,489
Preferred unit distributions	(5,266)	(5,266)
Net income attributable to common unit holders	$47,962	25,223

Income per common unit - basic	$0.49	0.27
Income per common unit - diluted	$0.49	0.27
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$53,577	30,992
Other comprehensive loss:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(16,785)	(13,882)
Less: reclassification adjustment of derivative instruments included in net income	2,453	2,249
Available for sale securities
Unrealized loss on available-for-sale securities (note 4)	(36)	—
Other comprehensive (loss) income	(14,368)	(11,633)
Comprehensive income	39,209	19,359
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	349	503
Other comprehensive income (loss) attributable to noncontrolling interests	(146)	(86)
Comprehensive income attributable to noncontrolling interests	203	417
Comprehensive income attributable to the Partnership	$39,006	18,942
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2016 and 2015 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	30,440	49	—	30,489	503	30,992
Other comprehensive loss	—	(18)	(11,529)	(11,547)	(86)	(11,633)
Contributions from partners	—	—	—	—	13	13
Distributions to partners	(45,647)	(76)	—	(45,723)	(1,050)	(46,773)
Preferred unit distributions	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,548	—	—	3,548	—	3,548
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(8,484)	—	—	(8,484)	—	(8,484)
Balance at March 31, 2015	1,938,931	(1,959)	(69,277)	1,867,695	31,184	1,898,879

Balance at December 31, 2015	2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	53,143	85	—	53,228	349	53,577
Other comprehensive loss	—	(22)	(14,200)	(14,222)	(146)	(14,368)
Contributions from partners	—	—	—	—	8,389	8,389
Distributions to partners	(49,152)	(77)	—	(49,229)	(1,387)	(50,616)
Preferred unit distributions	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,402	—	—	3,402	—	3,402
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,635	—	—	4,635	—	4,635
Balance at March 31, 2016	$2,119,564	(1,989)	(72,893)	2,044,682	37,691	2,082,373
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$53,577	30,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,716	35,992
Amortization of deferred loan cost and debt premium	2,353	2,447
Amortization and (accretion) of above and below market lease intangibles, net	(351)	(521)
Stock-based compensation, net of capitalization	2,621	2,900
Equity in income of investments in real estate partnerships	(12,920)	(5,567)
Gain on sale of real estate	(12,868)	(803)
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Distribution of earnings from operations of investments in real estate partnerships	13,840	12,301
Deferred compensation expense	(148)	631
Realized and unrealized loss (gain) on investments	155	(634)
Changes in assets and liabilities:
Restricted cash	(109)	1,415
Accounts receivable	(3,613)	(7,827)
Straight-line rent receivables, net	(1,848)	(1,877)
Deferred leasing costs	(2,903)	(1,816)
Other assets	(746)	(1,137)
Accounts payable and other liabilities	(7,286)	(13,101)
Tenants’ security, escrow deposits and prepaid rent	(1,301)	1,124
Net cash provided by operating activities	68,835	54,458
Cash flows from investing activities:
Acquisition of operating real estate	(16,483)	—
Advance deposits on acquisition of operating real estate	—	(4,000)
Real estate development and capital improvements	(38,289)	(55,047)
Proceeds from sale of real estate investments	32,261	3,414
Investments in real estate partnerships	(2,438)	(1,344)
Distributions received from investments in real estate partnerships	18,296	2,717
Dividends on investments	59	31
Acquisition of securities	(41,946)	(3,726)
Proceeds from sale of securities	41,207	2,868
Net cash used in investing activities	(7,333)	(55,087)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	12,293	992
Proceeds from sale of treasury stock	904	—
Distributions (to) from limited partners in consolidated partnerships, net	(1,707)	(1,050)
Distributions to partners	(48,587)	(45,349)
Distributions to preferred unit holders	(5,266)	(5,266)
Proceeds from unsecured credit facilities	10,000	40,000
Repayment of unsecured credit facilities	(10,000)	(10,000)
Proceeds from notes payable	—	1,351
Repayment of notes payable	(27,281)	(55,777)
Scheduled principal payments	(1,572)	(1,481)
Payment of loan costs	(5)	(78)
Net cash used in financing activities	(71,221)	(76,658)
Net decrease in cash and cash equivalents	(9,719)	(77,287)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$27,137	36,489

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $973 and $2,059 in 2016 and 2015, respectively)	$7,611	17,964
Cash paid for income taxes	$—	697
Supplemental disclosure of non-cash transactions:
Initial fair value of non-controlling interest recorded at acquisition	$—	—
Change in fair value of derivative instruments	$(16,785)	(13,882)
Common stock issued by Parent Company for dividend reinvestment plan	$292	374
Stock-based compensation capitalized	$814	701
Contributions from limited partners in consolidated partnerships, net	$8,362	13
Common stock issued for dividend reinvestment in trust	$190	214
Contribution of stock awards into trust	$958	1,042
Distribution of stock held in trust	$1,807	—
Change in fair value of securities available-for-sale	$(36)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. As of March 31, 2016, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 199 retail shopping centers and held partial interests in an additional 115 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Consolidation
The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIEs"). For joint ventures that are determined to be a VIE, it consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company's determination of the primary beneficiary considers all relationships between it and the VIE, including management agreements and other contractual arrangements.
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of December 31, 2015, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company is the primary beneficiary which consolidates it. The Parent Company’s only investment is the Operating Partnership.
Real Estate Partnerships
Regency owns 115 properties through partnerships with institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment ("the Partners", "limited partners"). Regency has a variable interest in these entities through its equity interest. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

•
Those partnerships for which the partners only have protective rights are considered VIEs under ASC 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities and reports the limited partners’ interest as noncontrolling interests.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. Regency does not provide financial support to the VIEs.
The major classes of assets and liabilities held by these VIEs are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Assets
Real estate assets, net	$90,139	81,424
Cash and cash equivalents	9,670	790
Liabilities
Notes payable	17,635	17,948
Equity
Limited partners’ interests in consolidated partnerships	19,208	11,058

•
Those partnerships for which the partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.

◦	Those partnerships which Regency has a controlling financial interest are consolidated and the limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.

◦
Those partnerships which Regency does not have a controlling financial interest are accounted for using the equity method and its ownership interest is recognized through single-line presentation as Investments in Real Estate Partnerships, in the Consolidated Balance Sheet, and Equity in Income of Investments in Real Estate Partnerships, in the Consolidated Statements of Operations.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
ASU 2015-02, February 2015, Consolidation (Topic 810): Amendments to the Consolidation Analysis
ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs.
January 2016
The adoption of this standard resulted in five additional investment partnerships being considered variable interest entities due to the limited partners' lack of substantive participation in the partnerships. This did not result in any impact to the Company's Consolidated Balance Sheets, Statements of Operations, or Cash Flows, but did result in additional disclosures about its relationships with and exposure to variable interest entities.

ASU 2015-03, April 2015, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

January 2016
The adoption and implementation of this standard has resulted in the retrospective presentation of debt issuance costs associated with the Company's notes payable and term loans as a direct deduction from the carrying amount of the related debt instruments (previously, included in deferred costs in the consolidated balance sheets).
Unamortized debt issuance costs of $7.8 million and $8.2 million have been reclassified to offset the related debt as of March 31, 2016 and December 31, 2015, respectively.

ASU 2015-15, August 2015, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
ASU 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset, amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.

January 2016
The adoption of this standard resulted in debt issuance costs related to the Line of credit ("Line") to continue being presented as an asset in the Consolidated Balance Sheets, previously within deferred costs, and now presented within other assets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:
ASU 2014-15, August 2014, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The standard requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.
December 2016
The Company does not expect the adoption of this standard to have an impact on its Consolidated Balance Sheets, Statements of Operations, or Cash Flows but will result in more disclosure surrounding the Company's plans around significant debt maturities.

ASU 2016-09, March 2016, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation forfeitures as they occur, and changes to classification on the statement of cash flows.
		January 2017	We are currently evaluating the alternative methods of adoption and the impact it may have on the Company's financial statements and related disclosures.

ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606)
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

		January 2018	The Company is currently evaluating the alternative methods of adoption and the impact it may have on its financial statements and related disclosures.

ASU 2016-01, January 2016, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard amends the guidance to classify equity securities with readily-determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Equity investments accounted for under the equity method are not included in the scope of this amendment. Early adoption of this amendment is not permitted.

		January 2018	The Company does not expect the adoption and implementation of this standard to have a material impact on its results of operations, financial condition or cash flows.

ASU 2016-08, March 2016, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

		January 2018	The Company is currently evaluating the alternative methods of adoption and the impact it may have on its financial statements and related disclosures.

ASU 2016-02, February 2016, Leases (Topic 842)
The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. It also makes targeted changes to lessor accounting, including a change to the treatment of initial direct leasing costs, which no longer considers fixed internal leasing salaries as capitalizable costs.

Early adoption of this standard is permitted to coincide with adoption of ASU 2014-09. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
		January 2019	The Company is currently evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development during the three months ended March 31, 2016. The real estate operations acquired are not considered material to the Company, individually or in the aggregate. Additionally, the Company had $1.3 million in deposits toward the potential acquisition of operating properties. There were no shopping centers or land acquired during the three months ended March 31, 2015:

(in thousands)		Three months ended March 31, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	—	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	17,994	—	—	—
Total property acquisitions					$35,294	—	10,171	2,940

(1) Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million.

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of:

	Three months ended March 31,
(in thousands)	2016	2015
Net proceeds from sale of real estate investments	$34,321	$3,414
Gain on sale of real estate	$12,868	$803
Provision for impairment	$(866)	$—
Number of operating properties sold	3	1
Number of land parcels sold	5	—
Percent interest sold	100%	100%

Held for Sale

At March 31, 2016, the Company was under contract to sell two operating properties and one parcel of land. The assets associated with these properties have been classified as Properties held for sale in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

4.    Available-for-Sale Securities

Available-for-sale securities consist of investments held by the Company's wholly-owned captive insurance subsidiary, which is required to maintain statutory minimum capital and surplus; therefore its access to these securities may be limited. Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets. The Company had no available-for-sale securities as of March 31, 2015.

	March 31, 2016
(in thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Loss	Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Certificates of deposit	$1,000	4	—	1,004
Corporate bonds	6,969	—	(83)	6,886
Total	$7,969	4	(83)	7,890
Realized gains or losses on investments are recorded in the Company's consolidated statements of operations within net investment income. Upon the sale of a security classified as available-for-sale prior to its maturity, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive loss into earnings based on the specific identification method. During the three months ended March 31, 2016 and 2015, there were no such reclassifications from accumulated other comprehensive loss into earnings.

The contractual maturities of available-for-sale securities were as follows:

	March 31, 2016
(in thousands)	Less than 12 months	1-3 Years	Over 3 Years	Total
Certificates of deposit	$750	—	254	1,004
Corporate bonds	1,004	4,883	999	6,886
Total	$1,754	4,883	1,253	7,890

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

5.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Notes payable:
Fixed rate mortgage loans	$445,793	475,214
Variable rate mortgage loans (1)	34,154	34,154
Fixed rate unsecured loans	1,190,803	1,190,403
Total notes payable	1,670,750	1,699,771
Unsecured credit facilities:
Line of Credit (the "Line")	—	—
Term Loan	164,550	164,514
Total unsecured credit facilities	164,550	164,514
Total debt outstanding	$1,835,300	1,864,285

(1) An interest rate swap is in place fixing the interest rate at 3.696% on $28.1 million of this variable rate mortgage for both periods. The underlying debt maintains a variable interest rate of 1 month LIBOR plus 150 basis points and matures October 16, 2020. See note 6.

As of March 31, 2016 , the key interest rates of the Company's notes payables and credit facilities were as follows:

	March 31, 2016
	Weighted Average Effective Rate		Weighted Average Contractual Rate
Mortgage loans	6.1%		6.1%
Fixed rate unsecured loans	5.5%		4.8%
Unsecured credit facilities	1.5%	(1)	1.4%
(1) Weighted average effective rate for the unsecured credit facilities is calculated based on a fully drawn Line balance.
Since December 31, 2015 the Company has repaid two mortgages totaling $27.3 million that were scheduled to mature during 2016.

As of March 31, 2016, scheduled principal payments and maturities on notes payable were as follows:

(in thousands)	March 31, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2016	$4,595	14,161	—	18,756
2017	5,778	117,298	300,000	423,076
2018	5,103	57,358	—	62,461
2019	4,130	106,000	165,000	275,130
2020	3,986	84,011	150,000	237,997
Beyond 5 Years	12,347	58,255	750,000	820,602
Unamortized debt premium/(discount) and issuance costs	—	6,925	(9,647)	(2,722)
Total	$35,939	444,008	1,355,353	1,835,300
(1) Includes unsecured public debt and unsecured credit facilities.

The Company was in compliance as of March 31, 2016 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

6.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

						Fair Value
(in thousands)						Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	March 31, 2016	December 31, 2015
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%	$(1,482)	(898)
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	(3,039)	(1,798)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(15,122)	(8,922)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(15,122)	(8,921)
Total derivative financial instruments						$(34,765)	(20,539)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(16,785)	(13,882)	Interest expense	$(2,453)	(2,249)	Other expenses	$—	—

As of March 31, 2016, the Company expects $9.6 million of net deferred losses on derivative instruments accumulated in other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.3 million is related to previously settled swaps.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

7.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,487	10,461	$10,480	10,620
Financial liabilities:
Notes payable	$1,670,750	1,783,000	$1,699,771	1,793,200
Unsecured credit facilities	$164,550	164,800	$164,514	165,300

The above fair values represent the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	March 31, 2016		December 31, 2015
	Low	High	Low	High
Notes receivable	6.9%	6.9%	6.3%	6.3%
Notes payable	2.6%	4.1%	2.8%	4.2%
Unsecured credit facilities	1.4%	1.4%	1.1%	1.1%

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,615	29,615	—	—
Available-for-sale securities	7,890	—	7,890	—
Total	$37,505	29,615	7,890	—

Liabilities:
Interest rate derivatives	$(34,765)	—	(34,765)	—

	Fair Value Measurements as of December 31, 2015
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,093	29,093	—	—
Available-for-sale securities	7,922	—	7,922	—
Total	$37,015	29,093	7,922	—

Liabilities:
Interest rate derivatives	$(20,539)	—	(20,539)	—

The following tables present assets that were measured at fair value on a nonrecurring basis:

	Fair Value Measurements as of March 31, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used
Land	$1,596	—	1,596	—	(800)
During the three months ended March 31, 2016, the Company recognized an $800,000 impairment on land held. The impairment of the real estate, which was classified as held for sale as of March 31, 2016, was calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment.

There were no assets measured at fair value on a nonrecurring basis as of December 31, 2015.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

8.    Equity and Capital

Common Stock of the Parent Company

Issuances:

The current at the market ("ATM") equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of March 31, 2016, $70.8 million of common stock remained available for issuance under this ATM equity program.

The following table presents the shares that were issued under the ATM equity program:

	Three months ended March 31,
(dollar amounts are in thousands, except price per share data)	2016	2015
Shares issued (1)	182,787	18,125
Weighted average price per share	$68.85	$64.72
Gross proceeds	$12,584	$1,173
Commissions	$157	$15
(1) Reflects 182,787 shares traded in December 2015 and settled in January 2016 and 18,125 shares traded December 2014 and settled in January 2015.

In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") with respect to 3.1 million shares of its common stock. Assuming the Forward Equity Offering is physically settled based on the offering price to the public of $75.25 per share, the Forward Equity Offering will result in gross proceeds of approximately $233.3 million, before any underwriting discount and offering expenses. We expect to settle the offering on one or more dates occurring no later than 15 months after the date of the offering.

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(13,739)		(13,739)	(143)		(143)	(13,882)
Amounts reclassified from accumulated other comprehensive income	2,210	—	2,210	39	—	39	2,249
Current period other comprehensive income, net	(11,529)	—	(11,529)	(104)	—	(104)	(11,633)
Balance as of March 31, 2015	$(69,277)	—	(69,277)	(854)	—	(854)	(70,131)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(16,581)	(36)	(16,617)	(204)	—	(204)	(16,821)
Amounts reclassified from accumulated other comprehensive income	2,417	—	2,417	36	—	36	2,453
Current period other comprehensive income, net	(14,164)	(36)	(14,200)	(168)	—	(168)	(14,368)
Balance as of March 31, 2016	$(72,814)	(79)	(72,893)	(953)	—	(953)	(73,846)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income		Affected Line Item Where Net Income is Presented
	Three months ended March 31,
(in thousands)	2016	2015
Interest rate swaps	$2,453	$2,249	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

9.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations. During 2016, the Company granted 175,128 shares of restricted stock with a weighted-average grant-date fair value of $79.86 per share.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust in the accompanying Consolidated Balance Sheets:

Non-Qualified Deferred Compensation Plan Component (1)
(in thousands)	March 31, 2016	December 31, 2015
Assets:
Trading securities held in trust	$29,615	29,093
Liabilities:
Accounts payable and other liabilities	$29,176	28,632
(1) Assets and liabilities of the Rabbi trust exclude shares of the Company's common stock.

Realized and unrealized gains and losses on trading securities are recognized within net investment income in the accompanying Consolidated Statements of Operations. Changes in participant obligations, which is based on changes in the value of their investment elections, is recognized within general and administrative expenses within the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Income from operations attributable to the Company	53,143	30,440
Less: preferred stock dividends and other	5,266	5,442
Income from operations attributable to common stockholders - basic	$47,877	24,998
Income from operations attributable to common stockholders - diluted	$47,877	25,026
Denominator:
Weighted average common shares outstanding for basic EPS	97,518	93,842
Weighted average common shares outstanding for diluted EPS	97,891	93,907

Income per common share – basic	$0.49	0.27
Income per common share – diluted	$0.49	0.27
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2016 and 2015 were 154,170.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Income from operations attributable to the Partnership	53,228	30,489
Less: preferred unit distributions and other	5,266	5,442
Income from operations attributable to common unit holders - basic	47,962	25,047
Income from operations attributable to common unit holders - diluted	47,962	25,075
Denominator:
Weighted average common units outstanding for basic EPU	97,672	93,996
Weighted average common units outstanding for diluted EPU	98,045	94,061

Income per common unit – basic	$0.49	0.27
Income per common unit – diluted	$0.49	0.27

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of March 31, 2016 and December 31, 2015, the Company had $5.9 million in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"); changes in leasing activity and market rents; timing of development starts; meeting development schedules; natural disasters in geographic areas in which we operate; cost of environmental remediation; our inability to exercise voting control over the co-investment partnerships through which we own many of our properties; and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Defined Terms

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures are beneficial to improving the understanding of the Company's operational results among analysts and the investing public. We manage our entire real estate portfolio consistently, without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

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

•	A Non-Same Property is a property acquired, sold, or development completion during either calendar year period being compared.

•
Property In Development is a property owned and intended to be developed, including partially operating properties acquired specifically for redevelopment and excluding land held for future development.

•
Development Completion is a project in development that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the project features at least two years of anchor operations, or (iii) three years have passed since the start of construction. Once deemed complete, the property is termed an Operating Property.

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

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 314 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 26 states and the District of Columbia, and contain 37.8 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategy is:

•	Sustain average annual 3% net operating income (“NOI”) growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers;

•	Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Cost-effectively enhance our already strong balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns; and

•	Engage a talented and dedicated team with high standards of integrity that operates efficiently and is recognized as a leader in the real estate industry.

Executing on our Strategy

During the three months ended March 31, 2016, we executed on our strategic objectives to further solidify Regency’s position as a leader among shopping center REITs:
Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers, by acquiring and developing new shopping centers, and by redeveloping shopping centers within our portfolio. Noteworthy milestones and achievements during 2016 include:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 4.1% during the three months ended March 31, 2016 as compared to 4.4% for the same period in 2015.

•	We improved our pro-rata same property percent leased to 96.2% at March 31, 2016 from 95.8% at December 31, 2016.

•	We grew rental rates 15.9% during the three months ended March 31, 2016, as compared to the 8.8% during the three months ended March 31, 2015 on comparable spaces for new and renewal leases.

•	We cost effectively invested in the acquisition of one operating property.

Develop new, high quality shopping centers and redevelop existing centers at attractive returns on investment from a disciplined development program.
We capitalize on our development capabilities, market presence, and anchor relationships by investing in new developments and redevelopments of existing centers.

•	During the three months ended March 31, 2016, we started $61.6 million of development and redevelopment projects with a weighted average projected return of 8.2%.

•
As of March 31, 2016, we have six ground-up developments in process, with total expected net development costs of $135.1 million, with projected returns on capital of 7.8%, and are currently 76% leased. We also have seventeen redevelopments of existing centers in process with total expected net redevelopment costs of $120.0 million, with $77.2 million of costs to complete, and projected incremental returns ranging from 7.0% - 10.0%.

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

•
We cost effectively sold 3.1 million shares of common stock through our forward equity offering in March, which is expected to settle by June 2017 for gross proceeds of approximately $233.3 million. In addition, we settled on 182,787 shares, that traded in December 2015, through our ATM program resulting in net proceeds of $12.4 million.

•
At March 31, 2016, our net debt-to-core EBITDA ratio on a pro-rata basis for the trailing twelve months was 5.1x versus 5.2x at December 31, 2015. We had $36.9 million of cash and no outstanding balance on our $800.0 million line of credit.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	March 31, 2016	December 31, 2015
Number of Properties	199	200
Properties in Development	6	7
GLA	23,426	23,280
% Leased – Operating and Development	95.7%	95.4%
% Leased – Operating	96.2%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$19.10	$18.95

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	March 31, 2016	December 31, 2015
Number of Properties	115	118
GLA	14,423	14,755
% Leased – Operating	96.3%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$18.87	$18.81

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2016	December 31, 2015
% Leased – Operating	96.2%	95.9%
Anchor	99.0%	98.5%
Shop space	92.0%	91.7%

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	4	174	$12.53	$11.91	$3.01
Shop space	89	140	$29.96	$12.54	$12.53
Total New Leases (1)	93	314	$20.31	$12.19	$7.26
Renewals
Anchor space	15	302	$14.83	$1.02	$2.13
Shop space	201	295	$29.92	$0.86	$4.49
Total Renewal Leases (1)	216	597	$22.28	$0.94	$3.30
Total Leases	309	911	$21.60	$4.82	$4.66

	Three months ended March 31, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
New leases
Anchor space	—	—	$—	$—	$—
Shop space	97	160	$33.05	$11.37	$14.73
Total New Leases (1)	97	160	$33.05	$11.37	$14.73
Renewals
Anchor space	8	245	$7.73	$—	$1.00
Shop space	206	289	$31.19	$0.68	$3.89
Total Renewal Leases (1)	214	534	$20.43	$0.37	$2.56
Total Leases	311	694	$23.34	$2.90	$5.37
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.

For the quarter ended March 31, 2016 we completed 911,000 SF of new and renewal leasing at average base rent PSF of $21.60. The average annual base rent of all leases expiring during the entirety of 2016 is $19.77 PSF.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our three most significant tenants, each of which is a grocery tenant, occupying our shopping centers:

	March 31, 2016
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	58	9.0%	4.7%
Publix	46	6.5%	3.6%
Safeway	50	4.8%	2.9%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies

During March 2016, Sports Authority filed for Chapter 11 bankruptcy protection. We have three Sports Authority leases in our combined portfolio, which currently represent $2.9 million, or 0.5%, of total annualized base rent on a pro-rata basis. The ultimate outcome of these leases is still being determined.

During February 2016, Sears Holdings announced that it planned to accelerate the closing of a number of unprofitable stores due to continued poor sales. We have five Sears or Kmart leases in our combined portfolio, which currently represent $3.1 million, or 0.6%, of total annualized base rent on a pro-rata basis.

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

Comparison of the three months ended March 31, 2016 to 2015:

Our revenues increased as summarized in the following table:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Minimum rent	$107,674	101,305	6,369
Percentage rent	1,703	1,808	(105)
Recoveries from tenants	30,825	28,934	1,891
Other income	2,662	2,114	548
Management, transaction, and other fees	6,764	6,238	526
Total revenues	$149,628	140,399	9,229

Minimum rent increased as follows:

•	$3.6 million increase from rent commencing at development properties;

•	$1.8 million increase due to acquisitions of operating properties; and

•	$2.5 million increase in minimum rent from same properties;

•	reduced by $1.5 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$801,000 increase from rent commencing at development properties;

•	$622,000 increase due to acquisitions of operating properties; and

•	$1.2 million increase from same properties associated with improved recovery rates and higher recoverable costs;

•	reduced by $727,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $548,000 primarily as a result of a lease termination fee earned in 2016.

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Asset management fees	$1,708	1,558	150
Property management fees	3,345	3,319	26
Leasing commissions and other fees	1,711	1,361	350
Total management, transaction, and other fees	$6,764	6,238	526

Asset and property management fees increased due to higher property values and revenues or net operating income in our investment partnerships. Leasing commissions and other fees increased during 2016 due to the greater number of leasing transactions.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Depreciation and amortization	$38,716	35,992	2,724
Operating and maintenance	22,685	21,172	1,513
General and administrative	16,299	16,378	(79)
Real estate taxes	15,870	15,131	739
Other operating expenses	2,306	1,166	1,140
Total operating expenses	$95,876	89,839	6,037

Depreciation and amortization costs increased as follows:

•	$1.4 million increase as we began depreciating costs at development properties where tenant spaces completed and became available for occupancy;

•	$888,000 increase due to acquisitions of operating properties and corporate assets; and

•	$1.1 million increase at same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $655,000 from the sale of operating properties.

Operating and maintenance costs increased as follows:

•	$608,000 increase related to operations commencing at development properties;

•	$1.2 million increase related to acquisitions of operating properties; and

•	$106,000 increase at same properties;

•	reduced by $378,000 from the sale of operating properties.

Real estate taxes increased as follows:

•	$257,000 increase related to development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$374,000 increase related to acquisitions of operating properties; and

•	$532,000 increase at same properties from increased tax assessments;

•	reduced by $424,000 from sold properties.
Other operating expenses increased $1.1 million primarily due to higher transaction costs in 2016 due to greater property acquisitions and pursuit costs.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$22,252	25,892	(3,640)
Interest on unsecured credit facilities	916	816	100
Capitalized interest	(973)	(2,059)	1,086
Hedge expense	2,230	2,250	(20)
Interest income	(283)	(266)	(17)
Interest expense, net	24,142	26,633	(2,491)
Provision for impairment	1,666	—	1,666
Early extinguishment of debt	—	(61)	61
Net investment loss (income)	155	(634)	789
Total other expense (income)	$25,963	25,938	25

The $2.5 million decrease in interest expense, net is mainly due to a $3.6 million decrease in lower interest rates from refinancing our long-term debt during 2015 and lower outstanding balances on notes payable; offset by lower capitalization of interest on development and redevelopment projects of $1.1 million.

During the three months ended March 31, 2016, we recognized a $1.7 million impairment loss on one operating property that has since been sold and one parcel of land held for sale. We did not recognize any impairments for the three months ended March 31, 2015.

Net investment income decreased $789,000, driven by realized losses upon sale of plan assets from the non-qualified deferred compensation plan during three months ended March 31, 2016, which is offset by changes in participant obligations recognized within general and administrative expenses.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended March 31,
(in thousands)	Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$10,772	3,994	6,778
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	362	370	(8)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	477	152	325
Cameron Village, LLC (Cameron)	30.00%	164	146	18
RegCal, LLC (RegCal)	25.00%	229	134	95
US Regency Retail I, LLC (USAA)	20.01%	270	217	53
Other investments in real estate partnerships	50.00%	646	554	92
Total equity in income of investments in real estate partnerships		$12,920	5,567	7,353

The $7.4 million net increase is largely attributed to GRIR, which experienced a $6.7 million increase driven by $5.8 million of gains on the sale of two operating properties during the three months ended March 31, 2016 coupled with reduced interest expense of roughly $418,000 from paying off or refinancing property debt at lower interest rates during 2015.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Income from operations	$40,709	30,189	10,520
Gain on sale of real estate	12,868	803	12,065
Income attributable to noncontrolling interests	(434)	(552)	118
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$47,877	25,174	22,703
Net income attributable to exchangeable operating partnership units	85	49	36
Net income attributable to common unit holders	$47,962	25,223	22,739

During the three months ended March 31, 2016, we sold three operating properties and five land parcels for gains totaling $12.9 million, as compared to a gain of $803,000 from the one operating property sold during the three months ended March 31, 2015.

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

Pro-Rata Same Property NOI:
Our pro-rata same property NOI, excluding termination fees, grew 4.1% from the following major components:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Base rent	$122,995	119,209	3,786
Percentage rent	2,242	2,399	(157)
Recovery revenue	36,535	36,218	317
Other income	2,704	1,706	998
Operating expenses	45,225	45,515	(290)
Pro-rata same property NOI (1)	119,251	114,017	5,234
Less: Termination fees	744	144	601
Pro-rata same property NOI excluding termination fees	$118,507	113,873	4,633
Growth			4.1%
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Pro-rata same property base rent increased $3.8 million during the three months ended March 31, 2016, driven by a $1.5 million increase in contractual rent steps and a $2.3 million increase in rental rate growth and changes in occupancy.

Pro-rata same property other income increased $1.0 million during the three months ended March 31, 2016 as a result of lease termination fees earned in 2016.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended March 31,
	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	300	26,508	298	25,526
Acquired properties owned for entirety of comparable periods	6	443	4	427
Developments that reached completion by beginning of earliest comparable period presented	2	342	3	790
Disposed properties	(6)	(260)	(1)	(21)
SF adjustments (1)	—	24	—	8
Ending same property count	302	27,057	304	26,730
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stockholders to NAREIT FFO and Core FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2016	2015
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$47,877	25,174
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization	47,416	45,091
Provision for impairment	659	—
Gain on sale of operating properties, net of tax	(11,641)	(683)
Exchangeable operating partnership units	85	49
NAREIT FFO attributable to common stockholders	$84,396	69,631
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO	$84,396	69,631
Adjustments to reconcile to Core FFO:(1)
Development and acquisition pursuit costs	982	39
Gain on sale of land	(7,110)	(111)
Provision for impairment to land	512	—
Interest rate swap ineffectiveness	3	3
Early extinguishment of debt	—	(61)
Core FFO attributable to common stockholders	$78,783	69,501
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended March 31,
	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$68,318	(27,609)	40,709	58,890	(28,701)	30,189
Less:
Management, transaction, and other fees	—	6,764	6,764	—	6,238	6,238
Other (2)	1,626	451	2,077	2,324	105	2,429
Plus:
Depreciation and amortization	35,420	3,296	38,716	34,424	1,568	35,992
General and administrative	—	16,299	16,299	—	16,378	16,378
Other operating expense, excluding provision for doubtful accounts	594	1,307	1,901	3	485	488
Other expense (income)	7,028	18,935	25,963	7,153	18,785	25,938
Equity in income (loss) of investments in real estate excluded from NOI (3)	9,517	274	9,791	15,871	860	16,731
Pro-rata NOI	$119,251	5,287	124,538	114,017	3,032	117,049
(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, and other fees.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Liquidity and Capital Resources

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is held by our Operating Partnership or by our co-investment partnerships. The following table represents the remaining available sources of capital:

(in thousands)	March 31, 2016
ATM equity program
Total capacity	$200,000
Remaining capacity	$70,800

Forward Equity Offering
Total equity offering to settle	$233,300
Remaining equity offering to settle	$233,300

Line of Credit
Total capacity	$800,000
Remaining capacity (1)	$794,100
Maturity (2)	May 13, 2019

(1) Net of letters of credit
(2) The Company has the option to extend the maturity for two additional six-month periods.

In March 2016, the Parent Company entered into an underwritten forward public offering for 3.1 million shares of its common stock at a price of $75.25 per share which, if physically settled, will result in gross proceeds of approximately $233.3 million, before any underwriting discount and offering expenses. In connection with this offering, the Parent Company entered into a Forward Equity Offering with an affiliate of J.P. Morgan for the underwritten shares. We expect to settle the offering on one or more dates occurring no later than 15 months after the date of the offering.

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$68,835	54,458	14,377
Net cash used in investing activities	(7,333)	(55,087)	47,754
Net cash used in financing activities	(71,221)	(76,658)	5,437
Net decrease in cash and cash equivalents	$(9,719)	(77,287)	67,568
Total cash and cash equivalents	$27,137	36,489	(9,352)

Net cash provided by operating activities:

Net cash provided by operating activities increased $14.4 million due to:

•	$7.4 million increase in cash from operating income; and,

•
$1.5 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began distributing cash flows; reduced by

•	$5.4 million net increase in cash due to timing of cash receipts and payments related to operating activities.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $53.9 million and $50.6 million for the three months ended March 31, 2016 and 2015, respectively. Our dividend distribution policy is set by our Board of Directors who monitors our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.500 per share, payable on June 1, 2016. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

Net cash used in investing activities:

Net cash used in investing activities decreased by $47.8 million as follows:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(16,483)	—	(16,483)
Advance deposits on acquisition of operating real estate	—	(4,000)	4,000
Real estate development and capital improvements	(38,289)	(55,047)	16,758
Proceeds from sale of real estate investments	32,261	3,414	28,847
Investments in real estate partnerships	(2,438)	(1,344)	(1,094)
Distributions received from investments in real estate partnerships	18,296	2,717	15,579
Dividends on investments	59	31	28
Acquisition of securities	(41,946)	(3,726)	(38,220)
Proceeds from sale of securities	41,207	2,868	38,339
Net cash used in investing activities	$(7,333)	(55,087)	47,754

Significant changes in investing and divesting activities include:

•	We acquired one operating property during 2016 for $16.5 million and, in the same period of 2015, made a $4.0 million advance deposit to acquire one shopping center.

•	We invested $16.8 million less in 2016 than 2015 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $32.3 million from the sale of three shopping centers and five land parcels in 2016, compared to $3.4 million for one shopping center in 2015.

•	We invested $2.4 million in our real estate partnerships during 2016 to fund our share of maturing mortgage debt, compared to $1.3 million to fund redevelopment activities in the same period of 2015.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $18.3 million received in 2016 is primarily driven by proceeds from the sale of three shopping centers within the partnerships. During 2015, we received $2.7 million, primarily attributable to financing proceeds from a single property mortgage.

•
Acquisition of securities and proceeds from sale of securities include investments in equity and debt securities held by our captive insurance company and our deferred compensation plan. The majority of our investing activity during 2016 relates to reallocation of plan assets reflecting a change in the investment adviser.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $38.3 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$—	—	—
Building and tenant improvements	9,077	6,490	2,587
Redevelopment costs	10,624	14,236	(3,612)
Development costs	12,574	26,397	(13,823)
Capitalized interest	973	2,059	(1,086)
Capitalized direct compensation	5,041	5,865	(824)
Real estate development and capital improvements	$38,289	55,047	(16,758)

•	Building and tenant improvements increased during 2016 primarily related to timing of capital projects.

•
Redevelopment expenditures were lower during 2016 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures were lower during 2016 due to the progress towards completion of our development projects during 2015. At March 31, 2016 and December 31, 2015, we had six and seven development projects, respectively, that were either under construction or in lease up.

•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual development costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. Capitalized interest decreased in 2016 as compared to 2015 as our development or redevelopment projects neared substantial completion.

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

The following table details our development projects:

(in thousands, except cost PSF)				March 31, 2016
Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	$15,067	97%	50	$301
Willow Oaks Crossing	Concord, NC	Q2-14	Dec-15	13,817	96%	69	200
Village at La Floresta	Brea, CA	Q4-14	Feb-16	32,816	87%	87	377
CityLine Market Ph II	Richardson, TX	Q4-15	June-16	6,172	52%	22	281
Northgate Marketplace Ph II	Medford, OR	Q4-15	Nov-16	38,986	18%	176	222
The Market at Springwoods Village (3)	Houston , TX	Q1-16	May-17	28,286	27%	167	169
Total				$135,144	54%	571	$237	(2)

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Amount represents a weighted average.
(3) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.

The following table summarizes our completed development projects:

(in thousands, except cost PSF)		Three months ended March 31, 2016
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Belmont Chase	Ashburn, VA	Q1-16	$28,308	91	$311
CityLine Market	Richardson, TX	Q1-16	27,861	80	348
			$56,169	171	$328
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities decreased by $5.4 million during 2016, primarily from debt repayments, net of proceeds from debt and equity issuances, as follows:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Cash flows from financing activities:
Equity issuances	$12,293	992	11,301
Distributions to limited partners in consolidated partnerships, net	(1,707)	(1,050)	(657)
Dividend payments	(53,853)	(50,615)	(3,238)
Unsecured credit facilities, net	—	30,000	(30,000)
Debt Issuance	(5)	1,273	(1,278)
Debt repayment	(28,853)	(57,258)	28,405
Proceeds from sale of treasury stock, net	904	—	904
Net cash used in financing activities	$(71,221)	(76,658)	5,437

Significant financing activities during the three months ended March 31, 2016 and 2015 include the following:

•
During 2016, we issued 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million. During 2015, we issued 18,125 shares of common stock through our ATM program at an average price of $64.72 per share resulting in net proceeds of $1.0 million.

•	During 2016, we had no borrowings on our Line and Term Loan, net of repayments, as compared to $30 million in 2015.

•
During 2016, we used $27.3 million to repay two mortgages that matured in 2016, and $1.6 million for scheduled principal payments as compared to $55.8 million to repay two mortgages that matured in 2015 and $1.5 million for scheduled principal payments during 2015.

We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2016, 80.3% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 2.9 times and 2.5 times for the trailing four quarters ended March 31, 2016 and 2015, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

For the next twelve months, we estimate that we will require approximately $173.5 million of cash, including $125.2 million to complete in-process developments and redevelopments, $23.9 million to repay maturing debt, and $24.4 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, proceeds from settling our $233.3 million Forward Equity Offering, up to $794.1 million in available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity under our remaining $70.8 million ATM program or the issuance of new long-term debt.

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

We have $300.0 million of fixed rate, unsecured debt maturing June 15, 2017. We expect to issue new fixed rate debt in 2017 to repay the $300.0 million maturity. In order to mitigate the risk of interest rate volatility, we have $220.0 million of forward starting interest rate swaps to partially hedge any new long-term debt issued in 2017. These interest rate swaps lock in the 10-year treasury rate and swap spread at a weighted average fixed rate of 3.48%. A current market based credit spread applicable to Regency will be added to the locked in fixed rate at time of issuance that will determine the final bond yield. We will cash settle these forward starting interest rate swaps when we issue the new debt. The actual cash settlement may differ from the current fair value of these interest rate swaps based on movements in interest rates.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We are in compliance with these covenants at March 31, 2016 and expect to remain in compliance.

Investments in Real Estate Partnerships

At March 31, 2016 and December 31, 2015, we had investments in real estate partnerships of $287.5 million and $306.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Regency's Share (1)		Combined
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Number of Co-investment Partnerships			11	11
Regency’s Ownership			20%-50%	20%-50%
Number of Properties			115	118
Assets	$911,711	936,066	$2,599,164	2,675,385
Liabilities	515,839	521,385	1,477,799	1,491,864
Equity	395,872	414,681	1,121,365	1,183,521
less: Impairment of investment in real estate partnerships	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(28,869)	(28,972)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$287,500	306,206
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2016	December 31, 2015
GRI - Regency, LLC (GRIR)	40.00%	$206,383	220,099
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	14,898	15,255
Columbia Regency Partners II, LLC (Columbia II)	20.00%	3,302	8,496
Cameron Village, LLC (Cameron)	30.00%	11,950	11,857
RegCal, LLC (RegCal)	25.00%	17,593	17,967
US Regency Retail I, LLC (USAA)	20.01%	16	161
Other investments in real estate partnerships	50.00%	33,358	32,371
Total investment in real estate partnerships		$287,500	306,206

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2016	$12,534	40,375	—	52,909	13,487
2017	17,517	77,385	9,760	104,662	23,874
2018	18,696	67,022	—	85,718	27,655
2019	17,934	65,939	—	83,873	21,618
2020	14,826	222,199	—	237,025	85,506
Beyond 5 Years	20,001	810,424	—	830,425	315,357
Net unamortized loan costs, debt premium / (discount)	—	(9,825)	—	(9,825)	(3,612)
Total	$101,508	1,273,519	9,760	1,384,787	483,885

At March 31, 2016, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2031, of which 99.3% had a weighted average fixed interest rate of 4.9%, and the remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.1%. These loans are all non-recourse, and our pro-rata share was $483.9 million as of March 31, 2016. As notes payable mature, they will be repaid from proceeds from refinancing and partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2016	2015
Asset management, property management, leasing, and investment and financing services	$6,612	6,137

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

As of March 31, 2016 we had accrued liabilities of $9.8 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2015.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2016.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended March 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2016	—	$—	—	$—
February 1 through February 29, 2016	113,616	$70.27	—	$—
March 1 through March 31, 2016	—	$—	—	$—

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

May 6, 2016	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 6, 2016	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)