Form 10-Q
period 2016-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2016-08-05
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 104,489,542 as of August 3, 2016.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2016, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(in thousands, except share data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land, including amounts held for future development	$1,639,958	1,479,814
Buildings and improvements	3,044,793	2,896,396
Properties in development	137,562	169,690
	4,822,313	4,545,900
Less: accumulated depreciation	1,079,448	1,043,787
	3,742,865	3,502,113
Properties held for sale	29,365	—
Investments in real estate partnerships	279,270	306,206
Net real estate investments	4,051,500	3,808,319
Cash and cash equivalents	24,939	36,856
Restricted cash	3,505	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,534 and $5,295 at June 30, 2016 and December 31, 2015, respectively	27,765	32,292
Straight-line rent receivable, net of reserve of $2,961 and $1,365 at June 30, 2016 and December 31, 2015, respectively	66,291	63,392
Notes receivable	10,480	10,480
Deferred leasing costs, less accumulated amortization of $80,816 and $76,823 at June 30, 2016 and December 31, 2015, respectively	68,297	66,367
Acquired lease intangible assets, less accumulated amortization of $50,553 and $45,639 at June 30, 2016 and December 31, 2015, respectively	124,325	105,380
Trading securities held in trust, at fair value	29,939	29,093
Other assets	29,561	26,935
Total assets	$4,436,602	4,182,881
Liabilities and Equity
Liabilities:
Notes payable	$1,674,631	1,699,771
Unsecured credit facilities	309,585	164,514
Accounts payable and other liabilities	165,611	164,515
Acquired lease intangible liabilities, less accumulated accretion of $20,240 and $17,555 at June 30, 2016 and December 31, 2015, respectively	57,776	42,034
Tenants’ security, escrow deposits and prepaid rent	26,974	29,427
Total liabilities	2,234,577	2,100,261
Commitments and contingencies (note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at June 30, 2016 and December 31, 2015, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 99,486,537 and 97,212,638 shares issued at June 30, 2016 and December 31, 2015, respectively	995	972
Treasury stock at cost, 343,951 and 417,862 shares held at June 30, 2016 and December 31, 2015, respectively	(16,843)	(19,658)
Additional paid in capital	2,888,583	2,742,508
Accumulated other comprehensive loss	(80,038)	(58,693)
Distributions in excess of net income	(950,941)	(936,020)
Total stockholders’ equity	2,166,756	2,054,109
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $12,909 and $10,502 at June 30, 2016 and December 31, 2015, respectively	(2,013)	(1,975)
Limited partners’ interests in consolidated partnerships	37,282	30,486
Total noncontrolling interests	35,269	28,511
Total equity	2,202,025	2,082,620
Total liabilities and equity	$4,436,602	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Minimum rent	$109,945	102,390	$217,619	203,695
Percentage rent	453	300	2,156	2,108
Recoveries from tenants and other income	35,874	32,431	69,362	63,479
Management, transaction, and other fees	6,140	6,008	12,904	12,246
Total revenues	152,412	141,129	302,041	281,528
Operating expenses:
Depreciation and amortization	40,299	36,225	79,015	72,218
Operating and maintenance	23,709	20,185	46,394	41,358
General and administrative	16,350	15,099	32,649	31,477
Real estate taxes	16,769	15,667	32,639	30,798
Other operating expenses	2,440	1,779	4,747	2,943
Total operating expenses	99,567	88,955	195,444	178,794
Other expense (income):
Interest expense, net	24,401	26,675	48,544	53,308
Provision for impairment	—	—	1,666	—
Early extinguishment of debt	—	—	—	(61)
Net investment income, including unrealized losses (gains) of ($275) and $892, and ($505) and $475 for the three and six months ended June 30, 2016 and 2015, respectively	(602)	(367)	(446)	(1,000)
Total other expense	23,799	26,308	49,764	52,247
Income from operations before equity in income of investments in real estate partnerships	29,046	25,866	56,833	50,487
Equity in income of investments in real estate partnerships	11,050	6,757	23,971	12,324
Income from operations	40,096	32,623	80,804	62,811
Gain on sale of real estate	548	5,657	13,417	6,460
Net income	40,644	38,280	94,221	69,271
Noncontrolling interests:
Exchangeable operating partnership units	(64)	(61)	(150)	(110)
Limited partners’ interests in consolidated partnerships	(504)	(473)	(853)	(977)
Income attributable to noncontrolling interests	(568)	(534)	(1,003)	(1,087)
Net income attributable to the Company	40,076	37,746	93,218	68,184
Preferred stock dividends	(5,266)	(5,266)	(10,531)	(10,531)
Net income attributable to common stockholders	$34,810	32,480	$82,687	57,653

Income per common share - basic	$0.36	0.35	$0.85	0.61
Income per common share - diluted	$0.35	0.34	$0.84	0.61
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$40,644	38,280	$94,221	69,271
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,846)	18,376	(26,631)	4,494
Less: reclassification adjustment of derivative instruments included in net income	2,500	2,250	4,952	4,500
Unrealized gain (loss) on available-for-sale securities	73	(30)	37	(30)
Other comprehensive (loss) income	(7,273)	20,596	(21,642)	8,964
Comprehensive income	33,371	58,876	72,579	78,235
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	568	534	1,003	1,087
Other comprehensive (loss) income attributable to noncontrolling interests	(128)	119	(297)	15
Comprehensive income attributable to noncontrolling interests	440	653	706	1,102
Comprehensive income attributable to the Company	$32,931	58,223	$71,873	77,133
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2016 and 2015 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	68,184	68,184	110	977	1,087	69,271
Other comprehensive loss	—	—	—	—	8,949	—	8,949	15	—	15	8,964
Deferred compensation plan, net	—	—	(8)	8	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	3	—	7,001	—	—	7,004	—	—	—	7,004
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(9,792)	—	—	(9,793)	—	—	—	(9,793)
Common stock issued for dividend reinvestment plan	—	—	—	683	—	—	683	—	—	—	683
Common stock issued for stock offerings, net of issuance costs	—	—	—	955	—	—	955	—	—	—	955
Contributions from partners	—	—	—	—	—	—	—	—	256	256	256
Distributions to partners	—	—	—	—	—	—	—	—	(1,965)	(1,965)	(1,965)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($0.97 per share)	—	—	—	—	—	(91,308)	(91,308)	(151)	—	(151)	(91,459)
Balance at June 30, 2015	$325,000	943	(19,390)	2,539,008	(48,799)	(916,027)	1,880,735	(1,940)	31,072	29,132	1,909,867

Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	93,218	93,218	150	853	1,003	94,221
Other comprehensive loss	—	—	—	—	(21,345)	—	(21,345)	(34)	(263)	(297)	(21,642)
Deferred compensation plan, net	—	—	2,815	(2,815)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	6,802	—	—	6,804	—	—	—	6,804
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,876)	—	—	(7,876)	—	—	—	(7,876)
Common stock issued for dividend reinvestment plan	—	—	—	547	—	—	547	—	—	—	547
Common stock issued for stock offerings, net of issuance costs	—	21	—	149,767	—	—	149,788	—	—	—	149,788
Contributions from partners	—	—	—	—	—	—	—	—	8,600	8,600	8,600
Distributions to partners	—	—	—	(350)	—	—	(350)	—	(2,394)	(2,394)	(2,744)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($1.00 per share)	—	—	—	—	—	(97,608)	(97,608)	(154)	—	(154)	(97,762)
Balance at June 30, 2016	$325,000	995	(16,843)	2,888,583	(80,038)	(950,941)	2,166,756	(2,013)	37,282	35,269	2,202,025
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$94,221	69,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,015	72,218
Amortization of deferred loan cost and debt premium	4,831	5,058
(Accretion) and amortization of above and below market lease intangibles, net	(1,176)	(936)
Stock-based compensation, net of capitalization	5,189	5,620
Equity in income of investments in real estate partnerships	(23,971)	(12,324)
Gain on sale of real estate	(13,417)	(6,460)
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Distribution of earnings from operations of investments in real estate partnerships	26,159	22,719
Deferred compensation expense	429	581
Realized and unrealized loss (gain) on investments	(446)	(1,000)
Changes in assets and liabilities:
Restricted cash	(31)	1,587
Accounts receivable, net	(6,841)	(5,895)
Straight-line rent receivables, net	(3,071)	(3,552)
Deferred leasing costs	(5,386)	(5,470)
Other assets	(1,718)	(3,209)
Accounts payable and other liabilities	(9,447)	(12,004)
Tenants’ security, escrow deposits and prepaid rent	(2,693)	1,270
Net cash provided by operating activities	143,313	127,413
Cash flows from investing activities:
Acquisition of operating real estate	(297,448)	—
Advance deposits on acquisition of operating real estate	(1,500)	(4,500)
Real estate development and capital improvements	(75,320)	(109,118)
Proceeds from sale of real estate investments	36,751	26,567
Investments in real estate partnerships	(3,823)	(1,344)
Distributions received from investments in real estate partnerships	25,746	15,014
Dividends on investment securities	137	87
Acquisition of securities	(46,306)	(20,581)
Proceeds from sale of securities	45,739	17,169
Net cash used in investing activities	(316,024)	(76,706)
Cash flows from financing activities:
Net proceeds from common stock issuance	149,788	955
Proceeds from sale of treasury stock	904	—
Distributions to limited partners in consolidated partnerships, net	(2,214)	(1,722)
Distributions to exchangeable operating partnership unit holders	(154)	(151)
Dividends paid to common stockholders	(97,061)	(90,625)
Dividends paid to preferred stockholders	(10,531)	(10,531)
Proceeds from unsecured credit facilities	295,000	85,000
Repayment of unsecured credit facilities	(150,000)	(40,000)
Proceeds from notes payable	20,000	2,399
Repayment of notes payable	(41,584)	(76,027)
Scheduled principal payments	(3,062)	(2,921)
Payment of loan costs	(292)	(3,746)
Net cash provided by (used in) financing activities	160,794	(137,369)
Net decrease in cash and cash equivalents	(11,917)	(86,662)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$24,939	27,114

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,766 and $4,015 in 2016 and 2015, respectively)	$44,153	53,458
Cash paid for income taxes	$—	697
Supplemental disclosure of non-cash transactions:
Change in fair value of derivative instruments	$(26,630)	4,494
Common stock issued for dividend reinvestment plan	$547	683
Stock-based compensation capitalized	$1,723	1,493
Contributions from limited partners in consolidated partnerships, net	$8,420	13
Common stock issued for dividend reinvestment in trust	$384	432
Contribution of stock awards into trust	$1,488	1,475
Distribution of stock held in trust	$4,060	1,898
Change in fair value of securities available-for-sale	$37	(30)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(in thousands, except unit data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land, including amounts held for future development	$1,639,958	1,479,814
Buildings and improvements	3,044,793	2,896,396
Properties in development	137,562	169,690
	4,822,313	4,545,900
Less: accumulated depreciation	1,079,448	1,043,787
	3,742,865	3,502,113
Properties held for sale	29,365	—
Investments in real estate partnerships	279,270	306,206
Net real estate investments	4,051,500	3,808,319
Cash and cash equivalents	24,939	36,856
Restricted cash	3,505	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,534 and $5,295 at June 30, 2016 and December 31, 2015, respectively	27,765	32,292
Straight-line rent receivable, net of reserve of $2,961 and $1,365 at June 30, 2016 and December 31, 2015, respectively	66,291	63,392
Notes receivable	10,480	10,480
Deferred leasing costs, less accumulated amortization of $80,816 and $76,823 at June 30, 2016 and December 31, 2015, respectively	68,297	66,367
Acquired lease intangible assets, less accumulated amortization of $50,553 and $45,639 at June 30, 2016 and December 31, 2015, respectively	124,325	105,380
Trading securities held in trust, at fair value	29,939	29,093
Other assets	29,561	26,935
Total assets	$4,436,602	4,182,881
Liabilities and Capital
Liabilities:
Notes payable	$1,674,631	1,699,771
Unsecured credit facilities	309,585	164,514
Accounts payable and other liabilities	165,611	164,515
Acquired lease intangible liabilities, less accumulated accretion of $20,240 and $17,555 at June 30, 2016 and December 31, 2015, respectively	57,776	42,034
Tenants’ security, escrow deposits and prepaid rent	26,974	29,427
Total liabilities	2,234,577	2,100,261
Commitments and contingencies (note 11)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $25 per unit	325,000	325,000
General partner; 99,486,537 and 97,212,638 units outstanding at March 31, 2016 and December 31, 2015, respectively	1,921,794	1,787,802
Limited partners; 154,170 units outstanding at March 31, 2016 and December 31, 2015	(2,013)	(1,975)
Accumulated other comprehensive loss	(80,038)	(58,693)
Total partners’ capital	2,164,743	2,052,134
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	37,282	30,486
Total noncontrolling interests	37,282	30,486
Total capital	2,202,025	2,082,620
Total liabilities and capital	$4,436,602	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Minimum rent	$109,945	102,390	$217,619	203,695
Percentage rent	453	300	2,156	2,108
Recoveries from tenants and other income	35,874	32,431	69,362	63,479
Management, transaction, and other fees	6,140	6,008	12,904	12,246
Total revenues	152,412	141,129	302,041	281,528
Operating expenses:
Depreciation and amortization	40,299	36,225	79,015	72,218
Operating and maintenance	23,709	20,185	46,394	41,358
General and administrative	16,350	15,099	32,649	31,477
Real estate taxes	16,769	15,667	32,639	30,798
Other operating expenses	2,440	1,779	4,747	2,943
Total operating expenses	99,567	88,955	195,444	178,794
Other expense (income):
Interest expense, net	24,401	26,675	48,544	53,308
Provision for impairment	—	—	1,666	—
Early extinguishment of debt	—	—	—	(61)
Net investment income, including unrealized losses (gains) of ($275) and $892, and ($505) and $475 for the three and six months ended June 30, 2016 and 2015, respectively	(602)	(367)	(446)	(1,000)
Total other expense	23,799	26,308	49,764	52,247
Income from operations before equity in income of investments in real estate partnerships	29,046	25,866	56,833	50,487
Equity in income of investments in real estate partnerships	11,050	6,757	23,971	12,324
Income from operations	40,096	32,623	80,804	62,811
Gain on sale of real estate	548	5,657	13,417	6,460
Net income	40,644	38,280	94,221	69,271
Limited partners’ interests in consolidated partnerships	(504)	(473)	(853)	(977)
Net income attributable to the Partnership	40,140	37,807	93,368	68,294
Preferred unit distributions	(5,266)	(5,266)	(10,531)	(10,531)
Net income attributable to common unit holders	$34,874	32,541	$82,837	57,763

Income per common unit - basic	$0.36	0.35	$0.85	0.61
Income per common unit - diluted	$0.35	0.34	$0.84	0.61
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$40,644	38,280	$94,221	69,271
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,846)	18,376	(26,631)	4,494
Less: reclassification adjustment of derivative instruments included in net income	2,500	2,250	4,952	4,500
Unrealized gain (loss) on available-for-sale securities	73	(30)	37	(30)
Other comprehensive (loss) income	(7,273)	20,596	(21,642)	8,964
Comprehensive income	33,371	58,876	72,579	78,235
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	504	473	853	977
Other comprehensive income (loss) attributable to noncontrolling interests	(117)	86	(263)	—
Comprehensive income attributable to noncontrolling interests	387	559	590	977
Comprehensive income attributable to the Partnership	$32,984	58,317	$71,989	77,258
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2016 and 2015 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	68,184	110	—	68,294	977	69,271
Other comprehensive loss	—	15	8,949	8,964	—	8,964
Contributions from partners	—	—	—	—	256	256
Distributions to partners	(91,308)	(151)	—	(91,459)	(1,965)	(93,424)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	7,004	—	—	7,004	—	7,004
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(8,155)	—	—	(8,155)	—	(8,155)
Balance at June 30, 2015	1,929,534	(1,940)	(48,799)	1,878,795	31,072	1,909,867

Balance at December 31, 2015	2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	93,218	150	—	93,368	853	94,221
Other comprehensive loss	—	(34)	(21,345)	(21,379)	(263)	(21,642)
Contributions from partners	—	—	—	—	8,600	8,600
Distributions to partners	(97,958)	(154)	—	(98,112)	(2,394)	(100,506)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	6,804	—	—	6,804	—	6,804
Common units issued as a result of common stock issued by Parent Company, net of repurchases	142,459	—	—	142,459	—	142,459
Balance at June 30, 2016	$2,246,794	(2,013)	(80,038)	2,164,743	37,282	2,202,025
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$94,221	69,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,015	72,218
Amortization of deferred loan cost and debt premium	4,831	5,058
(Accretion) and amortization of above and below market lease intangibles, net	(1,176)	(936)
Stock-based compensation, net of capitalization	5,189	5,620
Equity in income of investments in real estate partnerships	(23,971)	(12,324)
Gain on sale of real estate	(13,417)	(6,460)
Provision for impairment	1,666	—
Early extinguishment of debt	—	(61)
Distribution of earnings from operations of investments in real estate partnerships	26,159	22,719
Deferred compensation expense	429	581
Realized and unrealized loss (gain) on investments	(446)	(1,000)
Changes in assets and liabilities:
Restricted cash	(31)	1,587
Accounts receivable, net	(6,841)	(5,895)
Straight-line rent receivables, net	(3,071)	(3,552)
Deferred leasing costs	(5,386)	(5,470)
Other assets	(1,718)	(3,209)
Accounts payable and other liabilities	(9,447)	(12,004)
Tenants’ security, escrow deposits and prepaid rent	(2,693)	1,270
Net cash provided by operating activities	143,313	127,413
Cash flows from investing activities:
Acquisition of operating real estate	(297,448)	—
Advance deposits on acquisition of operating real estate	(1,500)	(4,500)
Real estate development and capital improvements	(75,320)	(109,118)
Proceeds from sale of real estate investments	36,751	26,567
Investments in real estate partnerships	(3,823)	(1,344)
Distributions received from investments in real estate partnerships	25,746	15,014
Dividends on investment securities	137	87
Acquisition of securities	(46,306)	(20,581)
Proceeds from sale of securities	45,739	17,169
Net cash used in investing activities	(316,024)	(76,706)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	149,788	955
Proceeds from sale of treasury stock	904	—
Distributions (to) from limited partners in consolidated partnerships, net	(2,214)	(1,722)
Distributions to partners	(97,215)	(90,776)
Distributions to preferred unit holders	(10,531)	(10,531)
Proceeds from unsecured credit facilities	295,000	85,000
Repayment of unsecured credit facilities	(150,000)	(40,000)
Proceeds from notes payable	20,000	2,399
Repayment of notes payable	(41,584)	(76,027)
Scheduled principal payments	(3,062)	(2,921)
Payment of loan costs	(292)	(3,746)
Net cash provided by (used in) financing activities	160,794	(137,369)
Net decrease in cash and cash equivalents	(11,917)	(86,662)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$24,939	27,114

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,766 and $4,015 in 2016 and 2015, respectively)	$44,153	53,458
Cash paid for income taxes	$—	697
Supplemental disclosure of non-cash transactions:
Initial fair value of non-controlling interest recorded at acquisition	$—	—
Change in fair value of derivative instruments	$(26,630)	4,494
Common stock issued by Parent Company for dividend reinvestment plan	$547	683
Stock-based compensation capitalized	$1,723	1,493
Contributions from limited partners in consolidated partnerships, net	$8,420	13
Common stock issued for dividend reinvestment in trust	$384	432
Contribution of stock awards into trust	$1,488	1,475
Distribution of stock held in trust	$4,060	1,898
Change in fair value of securities available-for-sale	$37	(30)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company currently owns approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership. As of June 30, 2016, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) directly owned 199 retail shopping centers and held partial interests in an additional 112 retail shopping centers through investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Consolidation
The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIEs"). For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company's determination of the primary beneficiary considers all relationships between it and the VIE, including management agreements and other contractual arrangements.
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2016, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company is the primary beneficiary which consolidates it. The Parent Company’s only investment is the Operating Partnership.
Real Estate Partnerships
Regency owns 112 properties through partnerships with institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment ("the Partners", "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

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
June 30, 2016

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. Regency does not provide financial support to the VIEs.
The major classes of assets, liabilities, and non-controlling equity interests held by these VIEs are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Assets	(1)
Real estate assets, net	$252,114	81,424
Cash and cash equivalents	10,822	790
Liabilities
Notes payable	17,578	17,948
Equity
Limited partners’ interests in consolidated partnerships	19,208	11,058
(1) As discussed in note 2, during the six months ended June 30, 2016, the Company acquired a controlling interest in two partnerships; one was formed to develop a shopping center and the second to acquire a mixed-use retail operating center. The structure of both partnerships is considered a VIE with Regency as the primary beneficiary.

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

◦
Those partnerships which Regency does not have a controlling financial interest are accounted for using the equity method and its ownership interest is recognized through single-line presentation as Investments in Real Estate Partnerships, in the Consolidated Balance Sheet, and Equity in Income of Investments in Real Estate Partnerships, in the Consolidated Statements of Operations. Distributions received from these partnerships are accounted for using the look-through method with returns of capital from property sales or debt financing considered investing cash flows and the remaining distributions generally considered operating cash flows.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships.

Reclassifications
During the six months ended June 30, 2016, the Company reclassified its land held for future development from Properties in development to Land within the accompanying Consolidated Balance Sheets. The Company reclassified prior period amounts of $47.3 million to conform to current period presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

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
Unamortized debt issuance costs of $8.2 million has been reclassified to offset the related debt as of December 31, 2015.

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
June 30, 2016

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

Revenue from Contracts with Customers (Topic 606):

ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606)

ASU 2016-08, March 2016, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

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
June 30, 2016

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

ASU 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		January 2020	The Company is currently evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development during the six months ended June 30, 2016. There were no shopping centers or land acquired during the six months ended June 30, 2015.

(in thousands)		Six months ended June 30, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	17,994	—	—
5/16/16	Market Common Clarendon (2)	Arlington, VA	Operating	100%	280,500	15,428	15,662
Total property acquisitions					$315,794	25,599	18,602

(1) Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million.

(2) Market Common Clarendon is a mixed-use center containing retail, residential and office space, along with income producing parking garages. The residential component is owned by a third party who contributes its share of the costs to maintain common areas.

The results of operations from the acquisition of Market Common Clarendon are included in the Consolidated Statements of Operations beginning on the acquisition date and resulted in the following impact to Revenues and Net income attributable to common stockholders for the three and six months ended June 30, 2016, as follows:

	June 30, 2016
(in thousands)	Three months ended	Six months ended
Increase in total revenues	$2,287	2,287
Decrease in net income attributable to common stockholders (1)	1,299	1,619

(1) Includes $1.1 million and $1.4 million of transaction costs during the three and six months ended June 30, 2016, respectively, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of financing the Market Common Clarendon acquisition as if it had occurred on January 1, 2015:

		(Pro Forma)		(Pro Forma)
		Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)		2016	2015	2016	2015
Total revenues		$155,285	146,091	309,794	291,365
Income from operations	(1)	42,290	33,718	84,210	63,545
Net income attributable to common stockholders	(1)	37,004	33,575	86,093	58,388
Income per common share - basic		$0.37	0.35	0.87	0.61
Income per common share - diluted		0.37	0.35	0.86	0.61

(1) The pro forma earnings for the three and six months ended June 30, 2016 were adjusted to exclude $1.1 million and $1.4 million, respectively, of acquisition costs, while 2015 pro forma earnings were adjusted to include those costs during the first quarter of 2015.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Market Common Clarendon acquisition:

Six months ended
(in years)	June 30, 2016
Assets:
In-place leases	7.4

Liabilities:
Acquired lease intangible liabilities	7.9

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net proceeds from sale of real estate investments	$4,384	$22,968	$38,705	$26,382
Gain on sale of real estate	$548	$5,657	$13,417	$6,460
Provision for impairment	$—	$—	$(1,666)	—
Number of operating properties sold	1	1	4	2
Number of land parcels sold	5	—	10	—
Percent interest sold	100%	100%	100%	100%
Held for Sale

At June 30, 2016, the Company was under contract to sell three operating properties. The assets associated with these properties have been classified as Properties held for sale in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

4.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	June 30, 2016		December 31, 2015
Notes payable:
Fixed rate mortgage loans	$429,273		475,214
Variable rate mortgage loans	54,154	(1)	34,154
Fixed rate unsecured loans	1,191,204		1,190,403
Total notes payable	1,674,631		1,699,771
Unsecured credit facilities:
Line of Credit (the "Line")	145,000		—
Term Loan	164,585		164,514
Total unsecured credit facilities	309,585		164,514
Total debt outstanding	$1,984,216		1,864,285

(1) As of June 30, 2016, the amount consists of two mortgages with variable interest rates of one month LIBOR plus 150 basis points and which mature on October 16, 2020 and April 1, 2023, respectively. Interest rate swaps are in place fixing the interest rates at 3.696% on $28.1 million and 2.803% on $20.0 million, respectively, of these two variable rate mortgages. See note 5.

As of June 30, 2016 , the key interest rates of the Company's notes payables and credit facilities were as follows:

	June 30, 2016
	Weighted Average Effective Rate		Weighted Average Contractual Rate
Mortgage loans	6.1%		6.1%
Fixed rate unsecured loans	5.5%		4.8%
Unsecured credit facilities	1.5%	(1)	1.4%
(1) Weighted average effective rate for the unsecured credit facilities is calculated based on a fully drawn Line balance.
Significant financing activity since December 31, 2015 includes the following:

•	The Company has repaid three mortgages totaling $41.6 million that were scheduled to mature during 2016.

•	The Company issued new variable rate mortgage debt of $20.0 million, related to one of the mortgages that matured during 2016.

•	The Company borrowed on the Line to fund its acquisition of Market Common Clarendon during the three months ended June 30, 2016.
Financing - Subsequent Events

•
Subsequent to June 30, 2016, the Company amended its existing Term Loan, which increased the facility size by $100.0 million to $265.0 million, extended the maturity date to January 5, 2022 and reduced the applicable interest rate. The Term Loan now bears interest at LIBOR plus a ratings based margin of 0.95% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating. At closing, the Company executed interest rate swaps for the full notional amount of the Term Loan, which fixed the interest rate at 2.0% through maturity. Proceeds from the expanded Term Loan facility were used to repay part of the Line balance.

•
Subsequent to June 30, 2016, the Company provided 30 days notice to redeem the entirety of its $300 million of 5.875% senior unsecured notes due June 15, 2017 funded from proceeds from an equity offering, as discussed in note 7. The redemption will include a $13.2 million make-whole premium, which will be paid and expensed in August 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

As of June 30, 2016, scheduled principal payments and maturities on notes payable were as follows:

(in thousands)	June 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)		Total
2016	$2,963	—	—		2,963
2017	5,778	117,298	300,000	(2)	423,076
2018	5,103	57,358	—		62,461
2019	4,393	106,000	310,000	(3)	420,393
2020	4,349	84,011	150,000		238,360
Beyond 5 Years	13,184	76,792	750,000		839,976
Unamortized debt premium/(discount) and issuance costs	—	6,198	(9,211)		(3,013)
Total	$35,770	447,657	1,500,789		1,984,216
(1) Includes unsecured public debt and unsecured credit facilities.
(2) The 2017 unsecured debt will be redeemed in August 2016 with proceeds from an equity offering.
(3) In July 2016, the Term Loan was amended to mature in January 2022.

The Company was in compliance as of June 30, 2016 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

5.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

							Fair Value
(in thousands)							Liabilities (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of		June 30, 2016	December 31, 2015
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%		$(1,643)	(898)
4/7/16	4/1/23	N/A	20,000	1 Month LIBOR	1.303%		(383)	—
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	(3)	(3,746)	(1,798)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	(18,660)	(8,922)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	(18,660)	(8,921)
Total derivative financial instruments							$(43,092)	(20,539)
(1) Represents the date specified in the agreement for either optional or mandatory early termination by the counterparty, which will result in cash settlement. The Company has the option to terminate and settle at any date prior to this.
(2) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(3) In 2014, the Company entered into $220 million of forward starting interest rate swaps to hedge the interest rate on new fixed rate ten year debt that the Company expected to issue in June 2017 for the specific purpose of repaying at maturity the $300 million of 5.875% senior unsecured notes due June 15, 2017. These interest rate swaps locked in a weighted average fixed rate of 3.48%, before the Company's credit spread. These swaps were settled subsequent to June 30, 2016, as further described below.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2016, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings within Interest expense, in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(9,846)	18,376	Interest expense	$(2,500)	(2,250)	Other expenses	$—	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(26,631)	4,494	Interest expense	$(4,952)	(4,500)	Other expenses	$—	—

As of June 30, 2016, the Company expects $10.0 million of net deferred losses on derivative instruments accumulated in Other comprehensive income to be reclassified into earnings during the next 12 months, of which $8.4 million is related to previously settled swaps.
Hedge Settlement - Subsequent Event

Subsequent to June 30, 2016, the Company initiated and completed a $400 million equity offering, as further described in note 7, for the primary purpose of funding the early redemption of $300 million of 5.875% senior unsecured notes due on June 15, 2017.  The Company also used $40.6 million from the net offering proceeds to settle $220 million of forward starting swaps related to new debt expected to be issue in 2017 to repay the notes at maturity.  As a result of the equity offering, the Company now believes that the issuance of new fixed rate debt within the remaining period of the forward starting swaps is probable not to occur.  Accordingly, the Company will cease hedge accounting and reclassify the amount paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings during the third quarter of 2016.

6.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,480	10,500	$10,480	10,620
Financial liabilities:
Notes payable	$1,674,631	1,796,400	$1,699,771	1,793,200
Unsecured credit facilities	$309,585	309,800	$164,514	165,300

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30,

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Notes Receivable

The fair value of the Company's Notes receivable is estimated by calculating the present value of future contractual cash flows discounted at interest rates available for notes of the same terms and maturities, adjusted for counter-party specific credit risk. The fair value of Notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy, which considered counter-party credit risk and collateral risk of the underlying property securing the note receivable.

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

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	June 30, 2016		December 31, 2015
	Low	High	Low	High
Notes receivable	6.7%	6.7%	6.3%	6.3%
Notes payable	2.5%	3.5%	2.8%	4.2%
Unsecured credit facilities	1.4%	1.4%	1.1%	1.1%

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
June 30, 2016

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,939	29,939	—	—
Available-for-sale securities	7,990	—	7,990	—
Total	$37,929	29,939	7,990	—

Liabilities:
Interest rate derivatives	$(43,092)	—	(43,092)	—

	Fair Value Measurements as of December 31, 2015
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,093	29,093	—	—
Available-for-sale securities	7,922	—	7,922	—
Total	$37,015	29,093	7,922	—

Liabilities:
Interest rate derivatives	$(20,539)	—	(20,539)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2016 or December 31, 2015.

7.    Equity and Capital

Common Stock of the Parent Company

Issuances:

At the Market ("ATM") Program

The current ATM equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of June 30, 2016, $70.8 million of common stock remained available for issuance under this ATM equity program.

There were no shares issued under the ATM equity program during the three months ended June 30, 2016 or 2015. The following table presents the shares that were issued under the ATM equity program during the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(dollar amounts are in thousands, except price per share data)	2016	2015
Shares issued (1)	182,787	18,125
Weighted average price per share	$68.85	64.72
Gross proceeds	$12,584	1,173
Commissions	$157	15
(1) Reflects shares traded in December and settled in January each year.

Forward Equity Offering

In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") with respect to 3.10 million shares of its common stock at an offering price of $75.25 per share before any underwriting discount and offering expenses.

In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock, receiving $137.5 million of net proceeds, which were used to repay the Line balance created from the acquisition of Market Common Clarendon.

The remaining 1.25 million shares may be settled under the forward sale agreement prior to June 23, 2017.

Equity Offering - Subsequent Event

Subsequent to June 30, 2016, the Parent Company issued 5.0 million shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million, used to (i) redeem, in August, the entire $300 million of 5.875% senior unsecured notes due June 15, 2017, including a make-whole payment, (ii) settle forward interest rate swaps, and (iii) fund investment activities, and for general corporate purposes. The Parent Company agreed to a 60 day lock-up period, whereby it will not sell any shares of its common stock or any other derived form of transferring ownership of the company, except with respect to the 1.25 million shares that may be settled under the forward equity offering.

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	4,558	(30)	4,528	(64)		(64)	4,464
Amounts reclassified from accumulated other comprehensive income	4,421	—	4,421	79	—	79	4,500
Current period other comprehensive income, net	8,979	(30)	8,949	15	—	15	8,964
Balance as of June 30, 2015	$(48,769)	(30)	(48,799)	(735)	—	(735)	(49,534)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(26,256)	37	(26,219)	(375)	—	(375)	(26,594)
Amounts reclassified from accumulated other comprehensive income	4,874	—	4,874	78	—	78	4,952
Current period other comprehensive income, net	(21,382)	37	(21,345)	(297)	—	(297)	(21,642)
Balance as of June 30, 2016	$(80,032)	(6)	(80,038)	(1,082)	—	(1,082)	(81,120)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest rate swaps	$2,500	2,250	$4,952	4,500	Interest expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

8.    Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations. During 2016, the Company granted 191,128 shares of restricted stock with a weighted-average grant-date fair value of $79.40 per share.

9.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets held in the Rabbi trust and the participant account obligations in the accompanying Consolidated Balance Sheets:

Non-Qualified Deferred Compensation Plan Component (1)
(in thousands)	June 30, 2016	December 31, 2015
Assets:
Trading securities held in trust	$29,939	29,093
Liabilities:
Accounts payable and other liabilities	$29,500	28,632
(1) The assets and liabilities presented include the trading securities held in the Rabbi trust and the related participant obligations. The Company's common stock held in the Rabbi trust, and the related participant obligation, is presented within Stockholders' equity in the accompanying Consolidated Balance Sheets as Treasury stock and part of Additional paid in capital, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Income from operations attributable to common stockholders - basic	$34,810	32,480	$82,687	57,653
Income from operations attributable to common stockholders - diluted	$34,810	32,480	$82,687	57,653
Denominator:
Weighted average common shares outstanding for basic EPS	97,657	94,136	97,588	94,036
Weighted average common shares outstanding for diluted EPS (1)	98,218	94,503	98,075	94,392

Income per common share – basic	$0.36	0.35	$0.85	0.61
Income per common share – diluted	$0.35	0.34	$0.84	0.61
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and six months ended June 30, 2016 and 2015 were 154,170.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Income from operations attributable to common unit holders - basic	$34,874	32,541	$82,837	57,763
Income from operations attributable to common unit holders - diluted	$34,874	32,541	$82,837	57,763
Denominator:
Weighted average common units outstanding for basic EPU	97,811	94,290	97,742	94,190
Weighted average common units outstanding for diluted EPU (1)	98,372	94,658	98,229	94,546

Income per common unit – basic	$0.36	0.35	$0.85	0.61
Income per common unit – diluted	$0.35	0.34	$0.84	0.61
(1) Includes the dilutive impact of unvested restricted stock and forward equity offering using the treasury stock method.

Subsequent to June 30, 2016, the Parent Company issued 5.0 million shares of common stock pursuant to the Company's shelf registration statement. For details of the offering transaction, refer to Note 7.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

11.    Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities, that any previous owner, occupant or tenant did not create any material environmental condition not known to it, that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2016 and December 31, 2015, the Company had $5.8 million and $5.9 million, respectively, in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Defined Terms

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes Non-Same Properties and Properties in Development.

•
A Non-Same Property is a property acquired, sold, or a development completion during either calendar year period being compared. Corporate activities, including the captive insurance company, are part of Non-Same Property.

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

The pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the operating results of properties in our portfolio. We do not control the unconsolidated investment partnerships, and the pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our pro-rata Balance Sheets and Statements of Operations.
The presentation of pro-rata information has limitations which include, but are not limited to, the following:

•
The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting or allocating noncontrolling interests, and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

•	Other companies in our industry may calculate their pro-rata interest differently, limiting the usefulness as a comparative measure.

Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata financial information as a supplement.

•	Core EBITDA is defined as earnings before interest, taxes, depreciation and amortization, real estate gains and losses, and development and acquisition pursuit costs.

•	Fixed Charge Coverage Ratio is defined as Core EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of minimum rent, percentage rent and recoveries from tenants and other income, less operating and maintenance, real estate taxes, and provision for doubtful accounts. NOI excludes straight-line rental income, above and below market rent amortization and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations.

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

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 311 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 26 states and the District of Columbia, and contain 37.9 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investment partnerships. The Parent Company currently owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategy is:

•	Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers;

•	Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Maintain our strong balance sheet to provide financial flexibility, to cost effectively fund uses of capital, and to weather economic downturns; and

•	Engage a talented and dedicated team with high standards of integrity that operates efficiently and is recognized as a leader in the real estate industry.

Executing on our Strategy

During the six months ended June 30, 2016, we executed on our strategic objectives to further solidify Regency’s position as a leader among shopping center REITs:
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
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers, by acquiring and developing new shopping centers, and by redeveloping shopping centers within our portfolio. Noteworthy milestones and achievements during 2016 include:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.7% during the six months ended June 30, 2016.

•	We increased our pro-rata same property percent leased to 96.3% at June 30, 2016 from 96.2% at December 31, 2015.

•	We grew rental rates 13.7% on new and renewal leases of comparable size space during the six months ended June 30, 2016.

•	We invested in the acquisition of two operating properties.

Develop new, high quality shopping centers and redevelop existing centers at attractive returns on investment from a disciplined development program.
We capitalize on our development capabilities, market presence, and anchor relationships by investing in new developments and redevelopments of existing centers.

•	During the six months ended June 30, 2016, we started $54.5 million of development and redevelopment projects with a weighted average projected return of 8.1%, net of partner funding requirements.

•
As of June 30, 2016, we have five ground-up developments in process, with total expected net development costs of $89.2 million, projected returns on capital of 7.9%, and are currently 87.7% leased. We also have 17 redevelopments of existing centers in process with total expected net redevelopment costs of $117.2 million, with $72.0 million of costs to complete, and projected incremental returns ranging from 7.0% - 10.0%.

Maintain our strong balance sheet to provide financial flexibility, to cost effectively fund uses of capital, and to weather economic downturns.
We fund acquisitions and development activities from various capital sources including operating cash flow, property sales through a disciplined match-funding strategy of selling low growth assets, equity offerings, new debt financing, and capital from our co-investment partners.

•
At June 30, 2016, our net debt-to-core EBITDA ratio on a pro-rata basis for the trailing twelve months was 5.3x versus 5.2x at December 31, 2015. We had $24.9 million of cash and $145.0 million outstanding balance on our $800.0 million Line.

•
In March 2016, we sold 3.1 million shares of common stock at an offering price of $75.25 per share through our forward equity offering, to be settled by June 2017. In June 2016, we settled 1.85 million shares of the forward equity offering resulting in net proceeds of $137.5 million, which was used to repay the Line balance created from funding the acquisition of Market Common Clarendon.

•
Subsequent to June 30, 2016, we amended our existing Term Loan, which increased the facility size by $100.0 million to $265.0 million, extended the maturity date to January 5, 2022 and fixed the interest rate at 2.00%. Proceeds from the expanded Term Loan facility were used to repay our Line that was used to partially fund the acquisition of Market Common Clarendon.

•
Subsequent to June 30, 2016, we issued 5.0 million shares of common stock resulting in net proceeds of $400.1 million, used to (i) repay in full our outstanding $300 million of 5.875% senior unsecured notes due June 15, 2017, including a make-whole payment, (ii) settle the forward interest rate swap, and (iii) fund investment activities and for general corporate purposes.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	June 30, 2016	December 31, 2015
Number of Properties	199	200
Properties in Development	5	7
GLA	23,822	23,280
% Leased – Operating and Development	95.8%	95.4%
% Leased – Operating	96.0%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$19.36	$18.95

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	June 30, 2016	December 31, 2015
Number of Properties	112	118
GLA	14,042	14,755
% Leased – Operating	96.3%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$19.25	$18.81

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2016	December 31, 2015
% Leased – Operating	96.0%	95.9%
Anchor	98.3%	98.5%
Shop space	92.3%	91.7%

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	8	235	$12.76	$5.64	$3.07
Renewal	36	885	$12.12	$0.51	$1.43
Total Anchor Leases (1)	44	1,120	$12.25	$1.59	$1.77
Shop Space
New	209	376	$28.85	$13.00	$13.16
Renewal	455	704	$30.57	$1.78	$3.88
Total Shop Space Leases (1)	664	1,080	$29.97	$5.68	$7.11
Total Leases	708	2,200	$20.95	$3.60	$4.39

	Six months ended June 30, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	2	37	$14.79	$—	$2.71
Renewal	20	579	$11.21	$0.02	$1.04
Total Anchor Leases (1)	22	616	$11.42	$0.02	$1.14
Shop Space
New	228	375	$31.06	$10.27	$13.83
Renewal	469	704	$30.93	$0.92	$3.87
Total Shop Space Leases (1)	697	1,079	$30.98	$4.17	$7.34
Total Leases	719	1,695	$23.87	$2.66	$5.09
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.

For the six months ended June 30, 2016 we completed 2.2 million SF of new and renewal leasing at average base rent PSF of $20.95. Total average base rent signed on our shop space leases of $29.97 decreased slightly in 2016 compared to 2015; however, it exceeds the average annual base rent of all shop space leases due to expire during the next twelve months of $27.29 PSF, by 9.8%.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our four most significant tenants, each of which is a grocery tenant:

	June 30, 2016
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	58	9.1%	4.6%
Publix	45	6.4%	3.5%
Safeway	49	4.8%	2.8%
Whole Foods	20	2.3%	2.3%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants with operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. However, no tenant represents more than 5% of our annual base rent on a pro-rata basis.

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

During March 2016, Sports Authority filed for Chapter 11 bankruptcy protection, at which time we had three leases in our portfolio. One of those leases has been assumed by another retailer and the remaining two have been rejected. Those remaining two locations currently represent $2.1 million, or 0.4%, of total annualized base rent on a pro-rata basis.

During February 2016, Sears Holdings announced that it planned to accelerate the closing of a number of unprofitable stores due to continued poor sales. Sears continues to report significant declines in operating revenues and performance, and its ability to continue operating stores in our shopping centers is uncertain. We have four Sears or Kmart leases in our portfolio, which currently represent $3.0 million, or 0.5%, of total annualized base rent on a pro-rata basis.

Results from Operations

Comparison of the three months ended June 30, 2016 to 2015:

Our revenues increased as summarized in the following table:

	Three months ended June 30,
(in thousands)	2016	2015	Change
Minimum rent	$109,945	102,390	7,555
Percentage rent	453	300	153
Recoveries from tenants	32,414	30,421	1,993
Other income	3,460	2,010	1,450
Management, transaction, and other fees	6,140	6,008	132
Total revenues	$152,412	141,129	11,283

Minimum rent increased as follows:

•	$4.0 million increase from rent commencing at development properties;

•	$3.8 million increase due to acquisitions of operating properties; and

•
$1.4 million increase in minimum rent from same properties, reflecting a $2.5 million increase from redevelopments, rental rate growth on new and renewal leases, and contractual rent steps, offset by a $1.1 million charge to straight line rent related to expected early terminations;

•	reduced by $1.7 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$865,000 increase from rent commencing at development properties;

•	$1.0 million increase due to acquisitions of operating properties; and

•	$820,000 increase from same properties associated with higher recoverable costs;

•	reduced by $703,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $1.5 million primarily as a result of easement fees, settlements, and parking income earned at our properties during the three months ended June 30, 2016.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Three months ended June 30,
(in thousands)	2016	2015	Change
Asset management fees	$1,616	1,562	54
Property management fees	3,277	3,312	(35)
Leasing commissions and other fees	1,247	1,134	113
Total management, transaction, and other fees	$6,140	6,008	132

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2016	2015	Change
Depreciation and amortization	$40,299	36,225	4,074
Operating and maintenance	23,709	20,185	3,524
General and administrative	16,350	15,099	1,251
Real estate taxes	16,769	15,667	1,102
Other operating expenses	2,440	1,779	661
Total operating expenses	$99,567	88,955	10,612

Depreciation and amortization costs increased as follows:

•	$1.5 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$1.4 million increase due to acquisitions of operating properties and corporate assets; and

•	$1.8 million increase at same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $573,000 from the sale of operating properties.

Operating and maintenance costs increased as follows:

•	$684,000 increase related to operations commencing at development properties;

•	$1.9 million increase related to acquisitions of operating properties; and

•	$1.4 million increase at same properties in recoverable costs;

•	reduced by $443,000 from the sale of operating properties.

General and administrative expenses increased as follows:

•	$206,000 of lower development overhead capitalization due to the timing of project starts; and

•	$637,000 increase from the change in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased as follows:

•	$384,000 increase related to development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$768,000 increase related to acquisitions of operating properties; and

•	$419,000 increase at same properties from increased tax assessments;

•	reduced by $468,000 from sold properties.

Other operating expenses increased $661,000 primarily due to higher transaction costs associated with property acquisitions and pursuit costs.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$21,819	25,856	(4,037)
Interest on unsecured credit facilities	1,357	786	571
Capitalized interest	(793)	(1,956)	1,163
Hedge expense	2,269	2,252	17
Interest income	(251)	(263)	12
Interest expense, net	24,401	26,675	(2,274)
Net investment loss (income)	(602)	(367)	(235)
Total other expense (income)	$23,799	26,308	(2,509)

The $2.3 million decrease in total interest expense is due to:

•	$4.0 million decrease in lower interest rates from refinancing our long-term debt during 2015 and lower outstanding balances on notes payable; offset by,

•	$571,000 increase in interest expense related to higher average balances on unsecured credit facilities during the three months ended June 30, 2016,

•	$1.2 million less of interest capitalized on development and redevelopment projects.

Net investment income increased $235,000, driven by realized gains from the non-qualified deferred compensation plan.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended June 30,
(in thousands)	Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$6,341	5,336	1,005
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,881	380	1,501
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,393	142	1,251
Cameron Village, LLC (Cameron)	30.00%	173	216	(43)
RegCal, LLC (RegCal)	25.00%	250	100	150
US Regency Retail I, LLC (USAA)	20.01%	242	191	51
Other investments in real estate partnerships	50.00%	770	392	378
Total equity in income of investments in real estate partnerships		$11,050	6,757	4,293

The $4.3 million increase in our equity in income in investments in real estate partnerships is largely attributed to (i) an increase in the gain on sales of real estate within our GRIR, Columbia I, and Columbia II partnerships; and (ii) interest expense savings within GRIR resulting from decreased debt balances and refinancing activity at lower interest rates.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2016	2015	Change
Income from operations	$40,096	32,623	7,473
Gain on sale of real estate	548	5,657	(5,109)
Income attributable to noncontrolling interests	(568)	(534)	(34)
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$34,810	32,480	2,330
Net income attributable to exchangeable operating partnership units	64	61	3
Net income attributable to common unit holders	$34,874	32,541	2,333

During the three months ended June 30, 2016, we sold one operating property and five land parcels for gains totaling $0.5 million, as compared to a gain of $5.7 million from the sale of one operating property during the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2016 to 2015:

Our revenues increased as summarized in the following table:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Minimum rent	$217,619	203,695	13,924
Percentage rent	2,156	2,108	48
Recoveries from tenants	63,240	59,356	3,884
Other income	6,122	4,123	1,999
Management, transaction, and other fees	12,904	12,246	658
Total revenues	$302,041	281,528	20,513

Minimum rent increased as follows:

•	$7.6 million increase from rent commencing at development properties;

•	$5.7 million increase due to acquisitions of operating properties; and

•
$3.9 million increase in minimum rent from same properties, reflecting a $5.5 million increase from redevelopments, rental rate growth on new and renewal leases, and contractual rent steps, offset by a $1.6 million charge to straight line rent primarily attributable to expected early terminations;

•	reduced by $3.3 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.7 million increase from rent commencing at development properties;

•	$1.6 million increase due to acquisitions of operating properties; and

•	$2.0 million increase from same properties associated with higher recoverable costs;

•	reduced by $1.4 million from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $2.0 million primarily as a result of a lease termination fee, easement fees, and parking income earned at our properties during 2016.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Asset management fees	$3,324	3,121	203
Property management fees	6,622	6,631	(9)
Leasing commissions and other fees	2,958	2,494	464
Total management, transaction, and other fees	$12,904	12,246	658

Asset management fees increased due to higher property values in our investment partnerships. Leasing commissions and other fees increased during 2016 due to a greater number of leasing transactions.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Depreciation and amortization	$79,015	72,218	6,797
Operating and maintenance	46,394	41,358	5,036
General and administrative	32,649	31,477	1,172
Real estate taxes	32,639	30,798	1,841
Other operating expenses	4,747	2,943	1,804
Total operating expenses	$195,444	178,794	16,650

Depreciation and amortization costs increased as follows:

•	$2.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$2.3 million increase due to acquisitions of operating properties and corporate assets; and

•	$2.9 million increase at same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $1.2 million from the sale of operating properties.

Operating and maintenance costs increased as follows:

•	$1.3 million increase related to operations commencing at development properties;

•	$3.0 million increase related to acquisitions of operating properties; and

•	$1.5 million increase in recoverable costs at same properties;

•	reduced by $823,000 from the sale of operating properties.

General and administrative expenses increased as follows:

•	$537,000 of higher compensation costs; and

•	$830,000 of lower development overhead capitalization based on timing of project starts;

•	reduced by, $141,000 decrease in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased as follows:

•	$641,000 increase related to development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.1 million increase related to acquisitions of operating properties; and

•	$952,000 increase at same properties from increased tax assessments;

•	reduced by $893,000 from sold properties.

Other operating expenses increased $1.8 million primarily due to higher transaction costs associated with property acquisitions and pursuit costs.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$44,071	51,748	(7,677)
Interest on unsecured credit facilities	2,273	1,602	671
Capitalized interest	(1,766)	(4,015)	2,249
Hedge expense	4,499	4,502	(3)
Interest income	(534)	(529)	(5)
Interest expense, net	48,543	53,308	(4,765)
Provision for impairment	1,666	—	1,666
Early extinguishment of debt	—	(61)	61
Net investment loss (income)	(446)	(1,000)	554
Total other expense (income)	$49,763	52,247	(2,484)

The $4.8 million decrease in total interest expense is due to:

•	$7.7 million decrease in lower interest rates from refinancing our long-term debt during 2015 and lower outstanding balances on notes payable; offset by,

•	$671,000 increase in interest expense related to higher average balances on unsecured credit facilities during the six months ended June 30, 2016, and

•	$2.2 million less of interest capitalized on development and redevelopment projects.

During the six months ended June 30, 2016, we recognized a $1.7 million impairment loss on one operating property and one parcel of land that have since been sold. We did not recognize any impairments for the six months ended June 30, 2015.

Net investment income decreased $554,000, driven by realized gains from the non-qualified deferred compensation plan during the six months ended June 30, 2015 exceeding realized gains during the six months ended June 30, 2016.

Our equity in income of investments in real estate partnerships increased as follows:

		Six months ended June 30,
(in thousands)	Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$17,113	9,330	7,783
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,243	750	1,493
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,870	294	1,576
Cameron Village, LLC (Cameron)	30.00%	337	362	(25)
RegCal, LLC (RegCal)	25.00%	479	234	245
US Regency Retail I, LLC (USAA)	20.01%	512	408	104
Other investments in real estate partnerships	50.00%	1,417	946	471
Total equity in income of investments in real estate partnerships		$23,971	12,324	11,647

The $11.6 million increase in our equity in income in investments in real estate partnerships is largely attributed to (i) an increase in our share of the gain on sales of real estate within our GRIR, Columbia I, and Columbia II partnerships; (ii)interest expense savings within GRIR resulting from decreased debt balances and refinancing activity at lower interest rates; and (iii) a reduction in deprecation expense within GRIR as a result of planned redevelopment activity.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Income from operations	$80,804	62,811	17,993
Gain on sale of real estate	13,417	6,460	6,957
Income attributable to noncontrolling interests	(1,003)	(1,087)	84
Preferred stock dividends	(10,531)	(10,531)	—
Net income attributable to common stockholders	$82,687	57,653	25,034
Net income attributable to exchangeable operating partnership units	150	110	40
Net income attributable to common unit holders	$82,837	57,763	25,074

During the six months ended June 30, 2016, we sold four operating properties and 10 land parcels resulting in a gain of $13.4 million, compared to a gain of $6.5 million from the sale of two operating properties during 2015.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Pro-Rata Same Property NOI:
Our pro-rata same property NOI, excluding termination fees, grew from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Base rent	$123,490	120,109	3,381	$246,273	239,101	7,172
Percentage rent	872	737	135	3,114	3,137	(23)
Recovery revenue	37,380	37,335	45	73,838	73,469	369
Other income	3,106	1,691	1,415	5,794	3,391	2,403
Operating expenses	45,197	44,104	1,093	90,302	89,494	808
Pro-rata same property NOI (1)	119,651	115,768	3,883	$238,717	229,604	9,113
Less: Termination fees	95	104	(9)	839	248	591
Pro-rata same property NOI excluding termination fees	$119,556	115,664	3,892	$237,878	229,356	8,522
Growth			3.4%			3.7%
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Pro-rata same property base rent increased $3.4 million and $7.2 million during the three and six months ended June 30, 2016, respectively, driven by increases in rental rate growth on new and renewal leases and contractual rent steps in our existing leases, with occupancy remaining flat.

Pro-rata same property other income increased $1.4 million and $2.4 million during the three and six months ended June 30, 2016, respectively, as a result of lease termination fees, easement sales, and settlements in 2016.

Pro-rata same property operating expenses increased $1.1 million and $0.8 million during the three and six months ended June 30, 2016, respectively, primarily driven by increases in real estate taxes, with some additional impacts seen from tenant reimbursable services, property management fees, and snow removal costs.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	302	27,057	304	26,730
Acquired properties owned for entirety of comparable periods	—	—	—	—
Developments that reached completion by beginning of earliest comparable period presented	—	—	—	—
Disposed properties	(4)	(105)	(1)	(54)
SF adjustments (1)	—	12	—	6
Ending same property count	298	26,964	303	26,682

	Six months ended June 30,
	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	300	26,508	298	25,526
Acquired properties owned for entirety of comparable periods	6	443	4	427
Developments that reached completion by beginning of earliest comparable period presented	2	342	3	790
Disposed properties	(10)	(365)	(2)	(75)
SF adjustments (1)	—	36	—	14
Ending same property count	298	26,964	303	26,682
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2016	2015	2016	2015
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$34,810	32,480	$82,687	57,653
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization	48,130	45,293	95,545	90,385
Provision for impairment	—	—	659	—
Gain on sale of operating properties, net of tax	(3,308)	(6,792)	(14,948)	(7,475)
Exchangeable operating partnership units	64	61	150	110
NAREIT FFO attributable to common stock and unit holders	$79,696	71,042	$164,093	140,673
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO	$79,696	71,042	$164,093	140,673
Adjustments to reconcile to Core FFO:(1)
Development and acquisition pursuit costs	1,451	484	2,433	523
Gain on sale of land	(148)	43	(7,258)	(68)
Provision for impairment to land	—	—	512	—
Interest rate swap ineffectiveness	1	1	3	4
Early extinguishment of debt	14	—	14	(61)
Dividends from investments	—	(417)	—	(417)
Core FFO attributable to common stock and unit holders	$81,014	71,153	$159,797	140,654
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,
	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$65,420	(25,324)	40,096	$60,945	(28,322)	32,623
Less:
Management, transaction, and other fees	—	6,140	6,140	—	6,008	6,008
Other (2)	525	3,059	3,584	1,748	1,870	3,618
Plus:
Depreciation and amortization	36,023	4,276	40,299	34,207	2,018	36,225
General and administrative	—	16,350	16,350	—	15,099	15,099
Other operating expense, excluding provision for doubtful accounts	301	1,644	1,945	(15)	1,237	1,222
Other expense (income)	6,656	17,143	23,799	7,258	19,050	26,308
Equity in income (loss) of investments in real estate excluded from NOI (3)	11,776	232	12,008	15,121	766	15,887
Pro-rata NOI	$119,651	5,122	124,773	$115,768	1,970	117,738

	Six months ended June 30,
	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$133,760	(52,956)	80,804	$119,963	(57,152)	62,811
Less:
Management, transaction, and other fees	—	12,904	12,904	—	12,246	12,246
Other(2)	2,175	5,317	7,492	4,103	3,415	7,518
Plus:
Depreciation and amortization	71,440	7,575	79,015	68,527	3,691	72,218
General and administrative	—	32,649	32,649	—	31,477	31,477
Other operating expense, excluding provision for doubtful accounts	893	2,953	3,846	(13)	1,678	1,665
Other expense (income)	13,685	36,079	49,764	14,412	37,835	52,247
Equity in income (loss) of investments in real estate excluded from NOI (3)	21,114	683	21,797	30,818	1,769	32,587
Pro-rata NOI	$238,717	8,762	247,479	$229,604	3,637	233,241
(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Liquidity and Capital Resources

General

We utilize cash flows generated from operating, investing, and financing activities to strengthen our balance sheet and reduce risk, finance our development and redevelopment projects, fund our targeted investments, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity to repay maturing debt or fund our capital commitments.

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is held by our Operating Partnership or by our co-investment partnerships. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs. The following table represents our available sources of capital:

(in thousands)	June 30, 2016
ATM equity program
Original offering amount	$200,000
Available capacity	$70,800

Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit
Total commitment amount	$800,000
Available capacity (2)	$649,200
Maturity (3)	May 13, 2019

(1) Available shares may be settled prior to June 23, 2017
(2) Net of letters of credit. Subsequent to June 30, 2016, the Company repaid the entire Line balance from its Term Loan proceeds and property sales, resulting in available capacity of $794.2 million.
(3) The Company has the option to extend the maturity for two additional six-month periods.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $107.7 million and $101.3 million for the six months ended June 30, 2016 and 2015, respectively. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.50 per share, payable on August 31, 2016. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

During the next twelve months, we estimate that we will require approximately $578.8 million of cash, including $124.9 million to complete in-process developments and redevelopments, $431.6 million to repay maturing debt including the redemption referred to below, and $22.3 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase.

We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2016, 82.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 3.0 times and 2.6 times for the trailing four quarters ended June 30, 2016 and 2015, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We are in compliance with these covenants at June 30, 2016 and expect to remain in compliance.

Subsequent Events

In July 2016, we amended our existing senior unsecured Term Loan facility. The amendment established a new Term Loan of $265 million, which increased the existing loan by $100 million, extended the maturity date to January 5, 2022, and reduced the applicable interest rate. The new Term Loan bears interest at LIBOR plus a ratings based margin of 0.95% per annum, subject to adjustment from time to time based on changes to our corporate credit rating. In connection with the amendment, we executed interest rate swaps for the full notional amount of $265 million, fixing the interest rate at 2.00% through maturity. We utilized the additional $100.0 million to pay down our Line, which we used as a funding component for the acquisition of Market Common Clarendon.

Also in July 2016, we initiated and completed an equity offering with respect to 5.0 million shares of our common stock at an offering price of $79.98 per share, which resulted in gross proceeds of approximately $400 million before offering expenses. We plan to use a portion of the proceeds to redeem our outstanding $300 million 5.875% senior unsecured notes due June 2017 in August 2016. The redemption price will be determined in accordance with the applicable indenture and is expected to be $316 million, including $3 million of accrued and unpaid interest through the proposed redemption date and a $13 million make-whole amount, which will be expensed in the third quarter of 2016. Additionally, we used $40.6 million of the net proceeds to settle in full the 3.48% $220 million forward starting swaps. As a result of the equity offering, we now believe that the issuance of new fixed rate debt within the remaining period of the forward starting swaps is probable not to occur.  Accordingly, we will cease hedge accounting and reclassify the amount paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings during the third quarter of 2016.

We intend to use the remaining portion of the net proceeds to fund investment activities and for general corporate purposes. As part of the equity offering, we agreed to a 60 day lock-up period from settlement, whereby we will not sell any shares of our common stock or any other derived form of transferring ownership of the company, except with respect to the 1.25 million shares of common stock that may be settled under the forward equity offering.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$143,313	127,413	15,900
Net cash used in investing activities	(316,024)	(76,706)	(239,318)
Net cash provided by (used in) financing activities	160,794	(137,369)	298,163
Net decrease in cash and cash equivalents	$(11,917)	(86,662)	74,745
Total cash and cash equivalents	$24,939	27,114	(2,175)

Net cash provided by operating activities:

Net cash provided by operating activities increased $15.9 million due to:

•	$14.0 million increase in cash from operating income; and,

•
$3.4 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began generating operating cash flows; reduced by

•	$1.5 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

Net cash used in investing activities:

Net cash used in investing activities increased by $239.3 million as follows:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(297,448)	—	(297,448)
Advance deposits on acquisition of operating real estate	(1,500)	(4,500)	3,000
Real estate development and capital improvements	(75,320)	(109,118)	33,798
Proceeds from sale of real estate investments	36,751	26,567	10,184
Investments in real estate partnerships	(3,823)	(1,344)	(2,479)
Distributions received from investments in real estate partnerships	25,746	15,014	10,732
Dividends on investment securities	137	87	50
Acquisition of securities	(46,306)	(20,581)	(25,725)
Proceeds from sale of securities	45,739	17,169	28,570
Net cash used in investing activities	$(316,024)	(76,706)	(239,318)

Significant changes in investing activities include:

•	We acquired two operating properties during 2016 for $297.5 million and no operating properties in 2015.

•	We invested $33.8 million less in 2016 than 2015 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $36.8 million from the sale of four shopping centers and ten land parcels in 2016, compared to $26.6 million for two shopping centers in 2015.

•
We invested $3.8 million in our real estate partnerships during 2016 to fund our share of maturing mortgage debt and redevelopment activity, compared to $1.3 million during 2015 to fund redevelopment activities.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $25.7 million received in 2016 is primarily driven by proceeds from the sale of six shopping centers within the partnerships. During 2015, we received $15.0 million, primarily attributable to $12.7 million of proceeds from the sale of one shopping center with a co-investment partner and $2.3 million of financing proceeds.

•
Acquisition of securities and proceeds from sale of securities pertain to equity and debt securities held by our captive insurance company and our deferred compensation plan. The majority of our investing activity during 2016 relates to reallocation of plan assets.

We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $75.3 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Capital expenditures:
Building and tenant improvements	13,068	13,106	(38)
Redevelopment costs	20,529	24,351	(3,822)
Development costs	32,883	59,494	(26,611)
Capitalized interest	1,766	4,015	(2,249)
Capitalized direct compensation	7,074	8,152	(1,078)
Real estate development and capital improvements	$75,320	109,118	(33,798)

•	Building and tenant improvements increased during 2016 primarily related to timing of capital projects.

•
Redevelopment expenditures are lower in 2016 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures are lower in 2016 due to the progress towards completion of our development projects currently in process. At June 30, 2016 and December 31, 2015, we had five and seven development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual development costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. Capitalized interest decreased in 2016 as compared to 2015 as our development or redevelopment projects neared substantial completion and we commenced fewer new projects.

•
We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.4 million per year.

The following table details our development projects in process:

(in thousands, except cost PSF)				June 30, 2016
Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Brooklyn Station on Riverside	Jacksonville, FL	Q4-13	Oct-14	$15,067	98%	50	$301
Willow Oaks Crossing	Concord, NC	Q2-14	Dec-15	13,849	97%	69	201
CityLine Market Ph II	Richardson, TX	Q4-15	June-16	6,172	69%	22	281
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	39,165	35%	176	223
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	28,192	29%	167	169
Total				$102,445	54%	484	$212

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.

The following table summarizes our completed development projects:

(in thousands, except cost PSF)		Six months ended June 30, 2016
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Belmont Chase	Ashburn, VA	Q1-16	$28,308	91	$311
CityLine Market	Richardson, TX	Q1-16	27,861	80	348
Village at La Floresta	Brea, CA	Q2-16	32,451	87	373
			$88,620	258	$343
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by (used in) financing activities:

Net cash flows provided by (used in) financing activities increased by $298.2 million during 2016 ,as follows:

	Six months ended June 30,
(in thousands)	2016	2015	Change
Cash flows from financing activities:
Equity issuances	$149,788	955	148,833
Distributions to limited partners in consolidated partnerships, net	(2,214)	(1,722)	(492)
Dividend payments	(107,746)	(101,307)	(6,439)
Unsecured credit facilities, net	145,000	41,254	103,746
Debt issuance, net	19,708	2,399	17,309
Debt repayment	(44,646)	(78,948)	34,302
Proceeds from sale of treasury stock, net	904	—	904
Net cash provided by (used in) financing activities	$160,794	(137,369)	298,163

Significant financing activities during the six months ended June 30, 2016 and 2015 include the following:

•
During 2016, we issued 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.4 million. In addition, we settled 1,850,000 shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million. During 2015, we issued 18,125 shares of common stock through our ATM program at an average price of $64.72 per share resulting in net proceeds of $1.0 million.

•	During 2016, our dividend payments increased as a result of the greater number of common shares outstanding and an increase in our dividend rate.

•
We borrowed $145.0 million on our Line, net of repayments, during 2016 to partially fund the acquisition of Market Common Clarendon, as compared to $45.0 million in 2015 for working capital purposes. The remaining $145.0 million Line balance was repaid during July from the expanded Term Loan and proceeds from property sales.

•	We received $19.7 million of mortgage proceeds, net of issuance costs, in 2016 upon the encumbrance of three operating properties.

•	During 2016, we used $44.6 million for scheduled principal payments and to repay three mortgages compared to $78.9 million for scheduled principal payments and to repay three mortgages during 2015.

Investments in Real Estate Partnerships

At June 30, 2016 and December 31, 2015, we had investments in real estate partnerships of $279.3 million and $306.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Number of Co-investment Partnerships	11	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	112	118
Assets	$2,561,561	2,675,385	$902,259	936,066
Liabilities	1,468,905	1,491,864	514,714	521,385
Equity	1,092,656	1,183,521	387,545	414,681
less: Impairment of investment in real estate partnerships			(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral			(28,772)	(28,972)
less: Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$279,270	306,206
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2016	December 31, 2015
GRI - Regency, LLC (GRIR)	40.00%	$202,928	220,099
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	12,376	15,255
Columbia Regency Partners II, LLC (Columbia II)	20.00%	2,354	8,496
Cameron Village, LLC (Cameron)	30.00%	11,816	11,857
RegCal, LLC (RegCal)	25.00%	17,595	17,967
US Regency Retail I, LLC (USAA)	20.01%	(174)	161
Other investments in real estate partnerships	50.00%	32,375	32,371
Total investment in real estate partnerships		$279,270	306,206

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2016	$8,413	40,375	—	48,788	11,970
2017	17,517	66,885	9,760	94,162	21,774
2018	18,696	67,022	—	85,718	27,655
2019	17,934	65,939	—	83,873	21,618
2020	14,826	222,199	—	237,025	85,506
Beyond 5 Years	20,001	810,424	—	830,425	315,357
Net unamortized loan costs, debt premium / (discount)	—	(9,307)	—	(9,307)	(3,428)
Total	$97,387	1,263,537	9,760	1,370,684	480,452

At June 30, 2016, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2031, of which 99.3% had a weighted average fixed interest rate of 4.9%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.0%. These notes payable are all non-recourse, and our pro-rata share was $480.5 million as of June 30, 2016. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Asset management, property management, leasing, and investment and financing services	$5,981	5,856	12,594	11,993

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

As of June 30, 2016 we had accrued liabilities of $9.1 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2016.

There were no purchases by the Parent Company of its common stock during the three month period ended June 30, 2016.

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
Ex #    Description
10.    Material Contracts
10.1    Fourth Amendment to Third Amended and Restated Credit Agreement
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

August 5, 2016	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 5, 2016	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)