Form 10-K
period 2016-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2017-02-27
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Regency Centers Corporation              $8.2 billion               Regency Centers, L.P.              N/A
The number of shares outstanding of the Regency Centers Corporation’s voting common stock was 104,704,642 as of February 24, 2017.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2016, the Parent Company owned all of the Preferred Units of the Operating Partnership and approximately 99.9% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, and Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

Pending Merger with Equity One, Inc.

On November 14, 2016, Regency Centers Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equity One, Inc. (“Equity One”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Equity One will merge with and into the Regency Centers Corporation, with Regency Centers Corporation being the surviving corporation (the “Merger”). The combined company will retain the Regency name and continue to trade under the ticker symbol “REG” on the New York Stock Exchange (the “NYSE”).
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of Regency Centers Corporation and Equity One, at the effective time of the Merger (the “Effective Time”), each share of the common stock, par value $0.01 per share, of Equity One issued and outstanding immediately prior to the Effective Time (other than shares of Equity One owned directly by Equity One or the Regency Centers Corporation and in each case not held on behalf of third parties) will be converted into the right to receive 0.45 of a newly issued share of the common stock of Regency Centers Corporation.
The closing of the Merger is subject to certain conditions, including the requisite approvals from the stockholders of each of Regency Centers Corporation and Equity One (which approvals were received at special meetings of the stockholders of each company held on February 24, 2017), the receipt of certain tax opinions by Regency Centers Corporation and Equity One, and other customary closing conditions. The Merger is expected to close on March 1, 2017. However, the Company cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of the Company.
For more information about the Merger, the Merger Agreement and related agreements, see note 16 of the Notes to the Consolidated Financial Statements in Item 8 herein.

PART I
Item 1.    Business

Regency Centers began its operations as a publicly-traded REIT in 1993, and, as of December 31, 2016, owns direct or partial interests in 307 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 25 states and the District of Columbia, and contain 37.8 million square feet ("SF") of gross leasable area ("GLA"). Our pro-rata share of this GLA is 28.7 million square feet. All of our operating, investing, and financing activities are performed through the Operating Partnership, our wholly-owned subsidiaries, and through our co-investment partnerships.
Our mission is to be the preeminent national grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services from an accomplished team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategy is:

•	Sustain average annual 3% same property NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers;

•	Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Maintain our balance sheet to provide financial flexibility, to cost effectively fund uses of capital, and to weather economic downturns; and

•	Engage a talented and dedicated team with high standards of integrity that operates efficiently and is recognized as a leader in the real estate industry.

We expect to execute our strategy as follows:

Sustain average annual 3% same property NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers:

•	Own and develop centers that are located at key corners in our nation’s most attractive metro areas;

•	Target trade areas characterized by their strong demographics and consumer buying power, and draw shoppers to our centers with highly productive anchor tenants;

•	Attract the best national, regional and local retailers and restaurants;

•
Pursue initiatives that reinforce the underlying quality of our portfolio and maximize long-term growth such as “Fresh Look®,” an operating philosophy that guides our merchandising and place-making programs;

•	Fortify future NOI growth by rigorously reviewing our portfolio to identify and sell operating properties that no longer meet our investment standards; and

•
Opportunistically upgrade our portfolio by acquiring high quality shopping centers with meaningful upside in NOI growth funded from the sale of operating properties that no longer meet our investment standards.

Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program:

•	Maintain and grow our existing presence in our key markets with in-house expertise and anchor relationships;

•	Develop shopping centers located in desirable infill markets for long-term ownership;

•	Anchor developments with dominant, national and regional chains and high volume specialty grocers;

•	Create additional value through redevelopment of existing centers; and

•	Fund our development program primarily from the sale of operating properties that no longer meet our investment criteria.

Cost-effectively enhance our balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns:

•	Prudently access our multiple sources of debt and equity through the capital markets and co-investment partnerships;

•	Fund development and acquisitions from free cash flows, selling operating properties that no longer meet our investment standards, and accessing favorably priced equity;

•	Further reduce leverage through organic growth in earnings and, when appropriate, accessing the capital markets;

•	Rigorously manage our line of credit and maintain substantial uncommitted capacity;

•	Maintain a large pool of unencumbered assets and excellent relationships with mortgage lenders; and

•	Maintain a well laddered debt maturity profile.

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

Environmental Sustainability

We believe being an industry leader in sustainability is in the best interest of our tenants, investors, employees, and the communities in which we operate. We are committed to reducing our environmental impact, including energy and water use, greenhouse gas emissions, and waste. We believe this commitment is not only the right thing to do, but also assists the Company in achieving key strategic objectives in operations and development. We are committed to transparency with regard to our sustainability performance, risks and opportunities, and will continue to increase disclosure using industry accepted reporting frameworks. We currently have a Green Star rating from the Global Real Estate Sustainability Benchmark, or GRESB, for the second consecutive year. More information about our sustainability strategy, goals, performance, and formal disclosures are available on our website at www.regencycenters.com.

Competition

We are amongst the largest owners of shopping centers in the nation based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that our competitive advantages are driven by:

•	our locations within our market areas;

•	the design and high quality of our shopping centers;

•	the strong demographics surrounding our shopping centers;

•	our relationships with our anchor tenants and our side-shop and out-parcel retailers;

•	our practice of maintaining and renovating our shopping centers; and

•	our ability to source and develop new shopping centers.

Employees

Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 18 market offices nationwide, including our corporate headquarters, where we conduct management, leasing, construction, and investment activities. We have 371 employees and we believe that our relations with our employees are good.

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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	64	Chairman and Chief Executive Officer	1993
Lisa Palmer	49	President and Chief Financial Officer	2016 (1)
Dan M. Chandler, III	49	Executive Vice President of Development	2016 (2)
James D. Thompson	61	Executive Vice President of Operations	2016 (3)

(1) Ms. Palmer assumed the responsibilities of President, effective January 1, 2016 in addition to her responsibilities as Chief Financial Officer, which she has held since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.
(2) Mr. Chandler assumed the role of Executive Vice President of Development on January 1, 2016 and previously served as our Managing Director - West since 2009. Prior to that, Mr. Chandler served as a Managing Director from 2006 to 2007, Senior President of Investments from 2002 to 2006, and Vice President of Investments from 1997 to 2002.
(3) Mr. Thompson assumed the role of Executive Vice President of Operations on January 1, 2016 and previously served as our Managing Director - East since our initial public offering in 1993. Prior to that time, Mr. Thompson served as Executive Vice President of our predecessor real estate division beginning in 1981.

Company Website Access and SEC Filings

Our website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

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

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

Our annual meeting will be held at The River Club, Florida Room 2, One Independent Dr., Jacksonville, Florida, at 10:30 a.m. on Thursday, April 27, 2017.

Defined Terms

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of certain operating metrics regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

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

•	Property In Development includes land or properties in various stages of development and redevelopment including active pre-development activities.

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

The pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the operating results of properties in our portfolio. We do not control the unconsolidated investment partnerships, and the pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our pro-rata share.
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

Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata information as a supplement.

•	Core EBITDA is defined as earnings before interest, taxes, depreciation and amortization, real estate gains and losses, and development and acquisition pursuit costs.

•	Fixed Charge Coverage Ratio is defined as Core EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of minimum rent, percentage rent and recoveries from tenants and other income, less operating and maintenance, real estate taxes, and provision for doubtful accounts. NOI excludes straight-

line rental income and expense, above and below market rent amortization and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

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

Item 1A. Risk Factors

Risks Relating to the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

Although Regency Centers' stockholders and Equity One's stockholders approved the Merger in separate stockholder meetings on February 24, 2017, the completion of the merger is subject to certain conditions, including: (1) approval for listing on the NYSE of the common stock of Regency Centers to be issued in connection with the merger; (2) the registration statement for our shares being issued pursuant to the merger not being the subject of any stop order or proceeding seeking a stop order; (3) no injunction or law prohibiting the merger; (4) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (5) material compliance with each party’s covenants; and (6) receipt by each of Equity One and Regency Centers of an opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion that each of Equity One and Regency Centers qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Neither Equity One nor Regency Centers can provide assurances that the merger will be consummated on the terms or timeline currently contemplated, or at all.

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or Equity One’s stock prices.

At the effective time of the Merger, each share of Equity One common stock (other than any shares owned directly by Regency Centers or Equity One and in each case not held on behalf of third parties) outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.45 of a newly issued share of our common stock, with cash paid in lieu of fractional shares. The exchange ratio is fixed in the merger agreement and will not be adjusted for changes in the market price of either our common stock or Equity One common stock. Changes in the price of our common stock prior to the merger will affect the market value of the merger consideration that Equity One stockholders will receive on the closing of the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Regency Centers and Equity One), including the following factors:

•	changes in the respective businesses, operations, assets, liabilities and prospects of either company;
changes in market assessments of the business, operations, financial position and prospects of either company;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common stock and Equity One common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Equity One operate; and

•	other factors beyond the control of Regency Centers or Equity One, including those described under this “Risk Factors” heading.

Our stockholders may be diluted by the merger.

The merger may dilute the ownership position of our stockholders. Upon completion of the merger, our legacy stockholders will own approximately 62% of the issued and outstanding shares of our common stock, and legacy Equity One stockholders will own approximately 38% of the issued and outstanding shares of our common stock. Consequently, our stockholders may have less influence over our management and policies after the effective time of the merger than they currently exercise over our management and policies.

Failure to complete the merger could adversely affect our stock price and our future business and financial results.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to numerous risks, including the following:

•
upon termination of the merger agreement under specified circumstances, Equity One may be required to pay Regency Centers a termination fee of $150 million and we may be required to pay Equity One a termination fee of $240 million;

•
we are paying substantial costs relating to the merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing of the merger;

•	our management focusing on the merger instead of on pursuing other opportunities that could be beneficial to Regency Centers without realizing any of the benefits of having the merger completed; and

•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

If the merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect the business, financial results and our stock prices.

The merger agreement contains provisions that could discourage a potential competing acquirer of Regency Centers or could result in any competing proposal being at a lower price than it might otherwise be.

The merger agreement contains provisions that, subject to limited exceptions, restrict the ability of each of Regency Centers and Equity One to initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 15% or more of the stock or consolidated net revenues, net income or total assets of Regency Centers or Equity One. In addition, either Regency Centers or Equity One generally has an opportunity to offer to modify the terms of the merger agreement in response to certain competing superior proposals that may be made to the other party before the boards of directors of Regency Centers or Equity One, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the merger agreement to enter into such superior proposal. In some circumstances, one of the parties will be required to pay a substantial termination fee to the other party.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Regency Centers from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the merger agreement.

The pendency of the merger could adversely affect the business and operations of Regency Centers and Equity One.

In connection with the pending merger, some of our and Equity One’s tenants or vendors may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Regency Centers and Equity One, regardless of whether the merger is completed. Similarly, current and prospective employees of Regency Centers and Equity One may experience uncertainty about their future roles with Regency Centers following the merger, which may materially adversely affect our and Equity One’s ability to attract and retain key personnel during the pendency of the merger. In addition, due to interim operating covenants in the merger agreement, we and Equity One may be unable (without the other party’s prior written consent), during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Risks Relating to Regency Centers after Completion of the Merger

We expect to incur substantial expenses related to the merger.

We expect to incur substantial expenses in completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Regency Centers and Equity One. There are a large number of processes that must be integrated in the merger, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we and Equity One have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses.

Following the merger, we may be unable to integrate the business of Equity One successfully or realize the anticipated synergies and related benefits of the merger or do so within the anticipated time frame.

The merger involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of Equity One. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Regency Centers and Equity One in a manner that permits Regency Centers to achieve the cost savings anticipated to result from the merger, which would result in some anticipated benefits of the merger not being realized in the time frame currently anticipated, or at all;

•	the inability to successfully realize the anticipated value from some of Equity One’s assets, particularly from the redevelopment projects;

•	lost sales and tenants as a result of certain tenants of either of Regency Centers or Equity One deciding not to continue to do business with Regency Centers;

•	the complexities associated with integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;

•	the failure by Regency Centers to retain key employees of either of the two companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect the ability of Regency Centers to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

Following the merger, we may be unable to retain key employees.

Our success after the merger will depend in part upon our ability to retain key Regency and Equity One employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Regency Centers following the merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

Our future operating results will suffer if we do not effectively manage our operations following the merger.

Following the merger, we may continue to expand our operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for Regency Centers to integrate new operations into our existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The trading price of shares of our common stock following the merger may be affected by factors different from those affecting the price of shares of our common stock before the merger.

If the merger is completed, legacy Regency stockholders will become holders of approximately 62% of the outstanding shares of our common stock and legacy Equity One stockholders will become holders of approximately 38% of the outstanding shares of Equity One common stock. The results of our operations and the trading price of our common stock after the merger may be affected by factors different from those currently affecting our results of operations and the trading prices of our common stock. For example, some institutional investors which currently own both Equity One and our common stock may elect to decrease their ownership in the merged company by selling our common stock. Accordingly, the historical trading prices and financial results of Regency Centers and Equity One may not be indicative of these matters for Regency Centers after the merger.

Following the merger, we will have a substantial amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness and, in connection with the merger, will incur additional indebtedness. The incurrence of new indebtedness could have adverse consequences on our business following the merger, such as:

•
requiring Regency Centers to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•	increasing our costs of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting Regency Centers from making strategic acquisitions, developing properties, or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing Regency Centers to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition, and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.

At the effective time of the merger, the Gazit Parties will become significant stockholders of Regency Centers and may have interests that are different from, or are in addition to, Regency Centers or our other stockholders in the future.

At the effective time of the merger, Mr. Chaim Katzman and Gazit-Globe, Ltd. and certain of its affiliated entities ("the Gazit Parties") will own approximately 13% of outstanding shares of our common stock, based on their ownership of approximately 34% of the Equity One common stock as of November 14, 2016. This concentration of ownership in one group of stockholders could potentially be disadvantageous to the interests of our other stockholders. For example, if the Gazit Parties were to sell or otherwise transfer all or a large percentage of their holdings, our stock price could decline, and we could find it more expensive to raise capital, if needed, through the sale of additional equity securities.
Under the governance agreement, we are required to nominate Mr. Katzman to our board of directors and solicit votes for his election for so long as the Gazit Parties beneficially own 7% or more of our common stock outstanding as of immediately after the effective time of the merger. The governance agreement also provides that in the event of Mr. Katzman’s death, disability, resignation or removal, or failure of Mr. Katzman to be re-elected, the Gazit Parties will have the right to designate another person to be appointed to our board of directors, which person must be reasonably acceptable to our board of directors.
The Gazit Parties have interests that may be different from, or in addition to, the interests of our other stockholders in material respects. For example, the Gazit Parties may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to Regency Centers. The Gazit Parties may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to Regency Centers. For more information, see “Agreements with the Gazit Parties-Governance Agreement.”

Counterparties to certain agreements with Regency Centers or Equity One may exercise contractual rights under such agreements in connection with the merger.

We and Equity One are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect.

Risk Factors Related to Our Industry and Real Estate Investments

A shift in retail shopping from brick and mortar stores to e-commerce may have an adverse impact on our revenues and cash flow.

Many retailers operating brick and mortar stores have made e-commerce sales a vital piece of their business. Although many of the retailers in our shopping centers either provide services or sell groceries, such that their customer base does not have a tendency toward online shopping, the shift to e-commerce sales may adversely impact our retail tenants' sales causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would impact our revenues and cash flows.

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

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolio, our ability to sell, acquire or develop properties, and our cash available for distributions to stock and unit holders.

Our revenues and cash flow could be adversely affected if economic or market conditions deteriorate where our properties are geographically concentrated, which may impede our ability to generate sufficient income to pay expenses and maintain our properties.

The economic conditions in markets in which our properties are concentrated greatly influence our financial performance. During the year ended December 31, 2016, our properties in California, Florida, and Texas accounted for 31.0%, 12.1%, and 10.3%, respectively, of our net operating income from Consolidated Properties plus our pro-rata share from Unconsolidated Properties ("pro-rata basis"). Our revenues and cash available to pay expenses, maintain our properties, and for distributions to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate in California, Florida, or Texas relative to other geographic areas.

Our success depends on the success and continued presence of our “anchor” tenants.

Anchor tenants (those occupying 10,000 square feet or more) occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. We derive significant revenues from anchor tenants such as Kroger, Publix, and Albertsons/Safeway, who accounted for 4.7%, 3.1%, and 2.7%, respectively, of our total annualized base rent on a pro-rata basis, for the year ended December 31, 2016. Our net income could be adversely affected by the loss of revenues in the event a significant tenant:

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

A significant percentage of our revenues are derived from smaller shop tenants (those occupying less than 10,000 square feet). Smaller shop tenants may be more vulnerable to negative economic conditions as they have more limited resources than larger tenants. Such tenants continue to face increasing competition from non-store retailers and growing e-commerce. In addition, some of these retailers may seek to reduce their store sizes as they increasingly rely on alternative distribution channels, including e-commerce, and adjust their square footage needs accordingly. The types of smaller shop tenants vary from retail shops to service providers. If we are unable to attract the right type or mix of smaller shop tenants into our centers, our net income could be adversely impacted.

At December 31, 2016, shop space represents approximately 38% of our GLA and is leased at average base rents of $31 PSF. A one-percent decline in our shop space occupancy could result in a reduction to minimum rent of approximately $8.6 million.

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

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, such that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.

The fair value of real estate assets is subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections take into account expected future operating income, trends and prospects, as well as the effects of demand, competition and other relevant criteria, and therefore are subject to management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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

Certain of the properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

We have 24 properties, in our portfolio of 307 properties, that are either completely or partially on land subject to ground leases with third parties.  Accordingly, we only own long-term leasehold or similar interest in those properties.  If we are found to be in breach of a ground lease, we could lose our interest in the improvements and the right to operate the property that is subject to the ground lease.  In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate such properties.  The existing lease terms, including renewal options, were taken into consideration when making our investment decisions. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. If we were to lose the right to operate a property due to a breach or not exercising renewal options of the ground lease, we would be unable to derive income from such property, which would impair the value of our investments, and materially and adversely affect our financial condition, results of operations and cash flows.

Geographic concentration of our properties makes our business vulnerable to natural disasters, severe weather conditions and climate change, which could have an adverse effect on our cash flow and operating results.

A significant portion of our property gross leasable area is located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters and impacts of climate change. As of December 31, 2016, approximately 23.3%, 15.3%, and 11.4% of our property gross leasable area, on a pro-rata basis, was located in California, Florida, and Texas, respectively. Intense weather conditions during the last decade have caused our cost of property insurance to increase significantly. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events could increase.  These weather conditions may also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. Therefore, as a result of the geographic concentration of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

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

The ownership of shopping centers is highly fragmented. We face competition from other REITs and well capitalized institutional investors, as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We also compete to develop shopping centers with other REITs engaged in development activities as well as with local, regional, and national real estate developers. This competition may:

•	reduce the number of properties available for acquisition or development;

•	increase the cost of properties available for acquisition or development;

•	hinder our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents; and

•	adversely affect our ability to minimize our expenses of operation.

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

As part of our funding strategy, we sell operating properties that no longer meet our investment standards or those with a limited future growth profile. These sales proceeds are used to fund the construction of new developments, redevelopments and acquisitions. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which could have a negative impact on our earnings. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status. It would be our intent to utilize 1031 exchanges to mitigate taxable income, however there can be no assurance that we will identify properties that meet our investment objectives for acquisitions.

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

In addition, our existing debt arrangements also impose covenants that limit our flexibility in obtaining other financing. Additional equity offerings may result in substantial dilution of stockholders' interests and additional debt financing may substantially increase our degree of leverage.

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

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities. As of December 31, 2016, 1.3% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stock and unit holders.

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

•	the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that drive purchasers of our stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	any future issuances of equity securities;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	changes in our dividend payments;

•	potential tax law changes on REITs;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

There is no assurance that we will continue to pay dividends at historical rates.

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

The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects recently completed or on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board.  The largest projects, Revenue from Contracts with Customers and Leases, have been issued and will be adopted by the Company by their effective dates, as further described in note 1.  We do not currently expect the adoption of the Revenue from Contracts with Customers standard to have a material impact, but are still completing our evaluation.  The Leases standard is expected to have an impact, specifically to require all of our operating leases for office, ground and equipment leases to be recorded on the balance sheet.  Additionally, a material change is expected as it relates to accounting for initial direct costs to obtain a lease with a tenant.  Previously capitalizable internal leasing salaries will no longer be capitalizable under the new standard.

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

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us.  Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary, or TRS.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2016				December 31, 2015
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	43	5,734	24.0%	97.7%	42	5,619	24.1%	95.6%
Florida	37	4,167	17.4%	93.6%	39	4,214	18.1%	94.7%
Texas	23	3,014	12.6%	96.0%	22	2,716	11.7%	97.6%
Georgia	15	1,395	5.8%	93.8%	15	1,392	6.0%	92.9%
Colorado	14	1,146	4.8%	93.8%	15	1,266	5.4%	91.3%
North Carolina	10	895	3.8%	96.2%	10	895	3.8%	95.8%
Ohio	8	1,184	4.9%	98.4%	8	1,164	5.0%	98.6%
Virginia	7	1,233	5.2%	87.5%	6	841	3.6%	96.2%
Oregon	7	741	3.1%	93.3%	7	742	3.2%	87.9%
Washington	6	672	2.8%	99.3%	5	606	2.6%	98.7%
Illinois	5	817	3.4%	98.7%	5	817	3.5%	98.2%
Missouri	4	408	1.7%	99.5%	4	408	1.8%	100.0%
Massachusetts	3	516	2.2%	95.5%	3	516	2.2%	96.1%
Tennessee	3	317	1.3%	96.3%	3	317	1.4%	96.1%
Connecticut	3	316	1.3%	94.7%	3	315	1.4%	96.3%
Pennsylvania	3	317	1.3%	94.7%	3	311	1.3%	98.4%
Indiana	1	254	1.1%	97.9%	3	281	1.2%	93.8%
Arizona	1	36	0.1%	60.4%	2	274	1.2%	92.7%
Delaware	1	232	1.0%	93.6%	1	232	1.0%	90.1%
Maryland	1	117	0.5%	97.9%	1	113	0.5%	96.1%
Michigan	1	97	0.4%	97.1%	1	97	0.4%	95.7%
New York	1	105	0.4%	—%	—	—	—%	—%
New Jersey	1	218	0.9%	65.9%	—	—	—%	—%
Alabama	—	—	—%	—%	1	85	0.4%	95.0%
South Carolina	—	—	—%	—%	1	59	0.2%	100.0%
Total	198	23,931	100.0%	94.8%	200	23,280	100.0%	95.4%

Certain Consolidated Properties are encumbered by mortgage loans of $467.1 million, excluding debt premiums and discounts, as of December 31, 2016.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $19.70 and $18.95 per square foot ("PSF") as of December 31, 2016 and 2015, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2016				December 31, 2015
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	20	2,652	19.1%	97.5%	20	2,652	18.0%	98.7%
Virginia	18	2,551	18.3%	95.1%	19	2,645	17.9%	96.9%
Maryland	11	1,182	8.5%	96.1%	13	1,491	10.1%	92.5%
North Carolina	8	1,275	9.2%	95.3%	8	1,275	8.6%	97.6%
Florida	7	729	5.2%	98.4%	8	682	4.6%	97.4%
Texas	7	932	6.7%	98.4%	7	932	6.3%	99.3%
Pennsylvania	6	664	4.8%	91.7%	6	664	4.5%	88.7%
Colorado	5	853	6.1%	95.1%	5	862	5.8%	92.9%
Minnesota	5	674	4.8%	98.6%	5	674	4.6%	98.3%
Washington	5	621	4.6%	95.2%	5	621	4.2%	97.0%
Illinois	4	671	4.8%	95.7%	7	944	6.4%	94.6%
New Jersey	2	158	1.1%	100.0%	2	158	1.1%	95.7%
Indiana	2	139	1.0%	100.0%	2	139	0.9%	100.0%
District of Columbia	2	40	0.3%	100.0%	2	40	0.3%	100.0%
Connecticut	1	186	1.3%	94.8%	1	186	1.3%	98.8%
South Carolina	1	80	0.6%	100.0%	2	162	1.1%	100.0%
New York	1	141	1.0%	100.0%	1	141	1.0%	100.0%
Arizona	1	108	0.8%	89.7%	1	108	0.7%	87.4%
Oregon	1	93	0.7%	94.7%	1	93	0.6%	98.1%
Georgia	1	86	0.6%	98.5%	1	86	0.6%	100.0%
Delaware	1	64	0.5%	92.6%	1	67	0.5%	91.0%
Wisconsin	—	—	—%	—%	1	133	0.9%	92.8%
Total	109	13,899	100.0%	96.3%	118	14,755	100.0%	96.3%

Certain Unconsolidated Properties are encumbered by mortgage loans of $1.3 billion, excluding debt premiums and discounts, as of December 31, 2016.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $19.25 and $18.81 PSF as of December 31, 2016 and 2015, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2016, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (1)
Kroger	2,686	9.3%	$26,288	4.7%	54	5
Publix	1,641	5.7%	17,617	3.1%	40	1
Albertsons/Safeway	1,361	4.7%	15,178	2.7%	41	7
Whole Foods	713	2.5%	13,895	2.5%	21	—
TJX Companies	807	2.8%	10,895	1.9%	38	—
CVS	498	1.7%	8,644	1.5%	45	—
PETCO	324	1.1%	7,218	1.3%	41	—
Ahold/Delhaize	460	1.6%	6,301	1.1%	14	—
H.E.B.	344	1.2%	5,762	1.0%	5	—
Trader Joe's	179	0.6%	4,995	0.9%	19	—
Ross Dress For Less	306	1.1%	4,982	0.9%	16	—
Nordstrom Rack	174	0.6%	4,937	0.9%	5	—
Bank of America	88	0.3%	4,580	0.8%	31	—
Target	410	1.4%	4,441	0.8%	5	13
Starbucks	106	0.4%	4,424	0.8%	81	—
Wells Fargo Bank	85	0.3%	4,416	0.8%	41	—
JPMorgan Chase Bank	64	0.2%	3,995	0.7%	25	—
Kohl's	289	1.0%	3,950	0.7%	4	—
Dick's Sporting Goods	267	0.9%	3,441	0.6%	5	—
Panera Bread	97	0.3%	3,359	0.6%	27	—
Sears Holdings	376	1.3%	3,090	0.6%	5	1
Bed Bath & Beyond	175	0.6%	2,940	0.5%	6	—
Subway	85	0.3%	2,927	0.5%	91	—
Massage Envy	89	0.3%	2,808	0.5%	33	—
Rite Aid	171	0.6%	2,807	0.5%	19	—
(1) Stores owned by anchor tenant that are attached to our centers.

Our leases for tenant space under 10,000 square feet generally have terms ranging from three to seven years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases provide for the monthly payment in advance of fixed minimum rent, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Minimum Rent Expiring Under Leases (2)	Percent of Minimum Rent (2)	Pro-rata Expiring ABR
(1)	200	158	0.6%	$3,699	0.7%	$23.41
2017	887	2,219	8.2%	48,215	8.9%	21.73
2018	975	2,783	10.3%	59,549	11.0%	21.40
2019	911	3,229	12.0%	64,178	11.9%	19.88
2020	934	3,094	11.5%	65,686	12.1%	21.23
2021	911	3,324	12.3%	68,210	12.6%	20.52
2022	494	2,645	9.8%	50,047	9.3%	18.92
2023	240	1,153	4.3%	25,352	4.7%	21.99
2024	253	1,513	5.6%	30,311	5.6%	20.03
2025	236	1,191	4.4%	28,304	5.2%	23.76
2026	216	1,176	4.4%	28,639	5.3%	24.35
Thereafter	441	4,466	16.6%	68,781	12.7%	15.40
Total	6,698	26,951	100.0%	$540,971	100.0%
(1) Leases currently under month-to-month rent or in process of renewal.
(2) Minimum rent includes current minimum rent and future contractual rent steps, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

During 2017, we have a total of 887 leases expiring, representing 2.2 million square feet of GLA. These expiring leases have an average base rent of $21.73 PSF. The average base rent of new leases signed during 2016 was $23.98 PSF. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, and pro-rata percent leased of 95.4%, we expect average base rent on new and renewal leases during 2017 to meet or exceed average rental rates on leases expiring in 2017. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis, for further information about our Consolidated and Unconsolidated Properties.

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Palm Valley Marketplace	Phoenix-Mesa-Scottsdale	AZ	20%	2001	1999	$—	108	89.7%	$14.51	Safeway
Shops at Arizona	Phoenix-Mesa-Scottsdale	AZ		2003	2000	—	36	60.4%	9.91	--
4S Commons Town Center	San Diego-Carlsbad-San Marcos	CA	85%	2004	2004	62,500	240	100.0%	31.93	Ralphs, Jimbo's...Naturally!
Amerige Heights Town Center	Los Angeles-Long Beach-Santa Ana	CA		2000	2000	16,106	89	100.0%	28.79	Albertsons, (Target)
Balboa Mesa Shopping Center	San Diego-Carlsbad-San Marcos	CA		2012	1969	—	207	100.0%	25.07	Von's Food & Drug, Kohl's
Bayhill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	1990	20,838	122	97.3%	23.67	Mollie Stone's Market
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	—	93	98.9%	25.32	Safeway
Brea Marketplace (6)	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1987	47,167	352	99.0%	17.83	Sprout's Markets, Target
Clayton Valley Shopping Center	San Francisco-Oakland-Fremont	CA		2003	2004	—	260	94.7%	22.03	Grocery Outlet, Orchard Supply Hardware
Corral Hollow	Stockton	CA	25%	2000	2000	—	167	100.0%	16.74	Safeway, Orchard Supply & Hardware
Costa Verde Center	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	179	90.1%	35.41	Bristol Farms
Diablo Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	63	100.0%	38.08	(Safeway)
East Washington Place	Santa Rosa-Petaluma	CA		2011	2011	—	203	100.0%	24.04	(Target), Dick's Sporting Goods, TJ Maxx
El Camino Shopping Center	Los Angeles-Long Beach-Santa Ana	CA		1999	1995	—	136	98.4%	35.14	Bristol Farms
El Cerrito Plaza	San Francisco-Oakland-Fremont	CA		2000	2000	37,237	256	97.2%	28.01	(Lucky's), Trader Joe's
El Norte Pkwy Plaza	San Diego-Carlsbad-San Marcos	CA		1999	1984	—	91	94.5%	17.81	Von's Food & Drug
Encina Grande	San Francisco-Oakland-Fremont	CA		1999	1965	—	106	100.0%	30.42	Whole Foods
Five Points Shopping Center	Santa Barbara-Santa Maria-Goleta	CA	40%	2005	1960	26,604	145	98.7%	27.70	Smart & Final
Folsom Prairie City Crossing	Sacramento--Arden-Arcade--Roseville	CA		1999	1999	—	90	98.7%	20.49	Safeway
French Valley Village Center	Riverside-San Bernardino-Ontario	CA		2004	2004	—	99	100.0%	25.49	Stater Bros.
Friars Mission Center	San Diego-Carlsbad-San Marcos	CA		1999	1989	—	147	100.0%	32.87	Ralphs
Gateway 101	San Francisco-Oakland-Fremont	CA		2008	2008	—	92	100.0%	32.05	(Home Depot), (Best Buy), Target, Nordstrom Rack
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2002	—	85	100.0%	23.77	Gelson's Markets
Golden Hills Promenade	San Luis Obispo-Paso Robles	CA		2006	2006	—	244	98.9%	7.56	Lowe's
Granada Village	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1965	50,000	226	100.0%	22.57	Sprout's Markets
Hasley Canyon Village	Los Angeles-Long Beach-Santa Ana	CA	20%	2003	2003	—	66	100.0%	25.03	Ralphs
Heritage Plaza (6)	Los Angeles-Long Beach-Santa Ana	CA		1999	1981	—	230	98.6%	34.76	Ralphs
Indio Towne Center	Riverside-San Bernardino-Ontario	CA		2006	2010	—	180	92.4%	17.94	(Home Depot), (WinCo), Toys R Us
Jefferson Square	Riverside-San Bernardino-Ontario	CA		2007	2007	—	38	49.3%	15.80	--
Laguna Niguel Plaza	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1985	—	42	100.0%	27.35	(Albertsons)
Marina Shores	Los Angeles-Long Beach-Santa Ana	CA	20%	2008	2001	10,897	68	100.0%	34.82	Whole Foods
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957	20,140	127	100.0%	19.33	Safeway
Morningside Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1996	—	91	98.8%	22.31	Stater Bros.
Navajo Shopping Center	San Diego-Carlsbad-San Marcos	CA	40%	2005	1964	8,215	102	98.0%	13.76	Albertsons
Newland Center	Los Angeles-Long Beach-Santa Ana	CA		1999	1985	—	152	99.1%	22.93	Albertsons

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Oak Shade Town Center	Sacramento--Arden-Arcade--Roseville	CA		2011	1998	8,695	104	99.4%	20.03	Safeway
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	1982	—	83	95.4%	18.21	Gelson's Markets
Persimmon Place	San Francisco-Oakland-Fremont	CA		2014	2014	—	153	100.0%	34.28	Whole Foods, Nordstrom Rack
Plaza Hermosa	Los Angeles-Long Beach-Santa Ana	CA		1999	1984	13,800	95	100.0%	25.62	Von's Food & Drug
Pleasant Hill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	1970	50,000	232	100.0%	24.57	Target, Toys "R" Us
Point Loma Plaza	San Diego-Carlsbad-San Marcos	CA	40%	2005	1987	25,984	213	82.9%	21.40	Von's Food & Drug
Powell Street Plaza	San Francisco-Oakland-Fremont	CA		2001	1987	—	166	100.0%	32.87	Trader Joe's
Raley's Supermarket	Sacramento--Arden-Arcade--Roseville	CA	20%	2007	1964	—	63	100.0%	12.50	Raley's
Rancho San Diego Village	San Diego-Carlsbad-San Marcos	CA	40%	2005	1981	22,393	153	93.1%	21.02	Smart & Final
Rona Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1989	—	52	100.0%	20.31	Superior Super Warehouse
San Leandro Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	50	100.0%	34.45	(Safeway)
Seal Beach	Los Angeles-Long Beach-Santa Ana	CA	20%	2002	1966	2,200	97	97.8%	23.47	Von's Food & Drug
Sequoia Station	San Francisco-Oakland-Fremont	CA		1999	1996	21,100	103	100.0%	39.17	(Safeway)
Shoppes at Homestead (fka Loehmanns Plaza California)	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	100.0%	22.28	(Safeway)
Silverado Plaza	Napa	CA	40%	2005	1974	10,058	85	98.4%	16.60	Nob Hill
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	13,427	92	100.0%	18.26	Safeway
South Bay Village	Los Angeles-Long Beach-Santa Ana	CA		2012	2012	—	108	100.0%	19.11	Wal-Mart, Orchard Supply Hardware
Strawflower Village	San Francisco-Oakland-Fremont	CA		1999	1985	—	79	94.6%	19.76	Safeway
Tassajara Crossing	San Francisco-Oakland-Fremont	CA		1999	1990	19,800	146	95.9%	23.63	Safeway
The Hub Hillcrest Market (fka Uptown District)	San Diego-Carlsbad-San Marcos	CA		2012	1990	—	149	97.6%	37.72	Ralphs, Trader Joe's
Tustin Legacy (7)	Los Angeles-Long Beach-Santa Ana	CA		2016	2016	—	112	82.3%	28.57	Stater Bros.
Twin Oaks Shopping Center	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1978	9,924	98	96.9%	18.26	Ralphs
Twin Peaks	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	208	96.9%	19.74	Target
Valencia Crossroads	Los Angeles-Long Beach-Santa Ana	CA		2002	2003	—	173	100.0%	26.03	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Santa Ana	CA		2014	2014	—	87	100.0%	32.70	Whole Foods
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	17.71	Safeway
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	1975	—	197	100.0%	36.97	Von's Food & Drug and Sprouts
Woodman Van Nuys	Los Angeles-Long Beach-Santa Ana	CA		1999	1992	—	108	100.0%	15.33	El Super
Woodside Central	San Francisco-Oakland-Fremont	CA		1999	1993	—	81	100.0%	23.98	(Target)
Ygnacio Plaza	San Francisco-Oakland-Fremont	CA	40%	2005	1968	27,326	110	100.0%	35.45	Sports Basement
Applewood Shopping Center	Denver-Aurora	CO	40%	2005	1956	—	372	91.5%	12.02	King Soopers, Wal-Mart
Arapahoe Village	Boulder	CO	40%	2005	1957	13,936	159	95.2%	17.48	Safeway
Belleview Square	Denver-Aurora	CO		2004	1978	—	117	100.0%	18.02	King Soopers
Boulevard Center	Denver-Aurora	CO		1999	1986	—	79	94.1%	28.32	(Safeway)
Buckley Square	Denver-Aurora	CO		1999	1978	—	116	100.0%	11.05	King Soopers
Centerplace of Greeley III Phase I	Greeley	CO		2007	2007	—	119	64.7%	13.70	--

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Cherrywood Square	Denver-Aurora	CO	40%	2005	1978	4,302	97	97.8%	9.88	King Soopers
Crossroads Commons	Boulder	CO	20%	2001	1986	16,501	143	100.0%	26.95	Whole Foods
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	93.8%	21.83	(Wal-Mart)
Hilltop Village	Denver-Aurora	CO		2002	2003	—	100	91.1%	9.38	King Soopers
Kent Place	Denver-Aurora	CO	50%	2011	2011	8,250	48	100.0%	19.49	King Soopers
Littleton Square	Denver-Aurora	CO		1999	1997	—	99	100.0%	10.46	King Soopers
Lloyd King Center	Denver-Aurora	CO		1998	1998	—	83	96.9%	11.83	King Soopers
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	91.8%	30.11	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	11.73	King Soopers
Ralston Square Shopping Center	Denver-Aurora	CO	40%	2005	1977	4,302	83	100.0%	11.01	King Soopers
Shops at Quail Creek	Denver-Aurora	CO		2008	2008	—	38	96.5%	28.01	(King Soopers)
Stroh Ranch	Denver-Aurora	CO		1998	1998	—	93	98.5%	12.71	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	94.1%	13.05	King Soopers
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	20,000	98	97.8%	32.14	--
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	33,000	124	90.5%	44.57	--
Corbin's Corner	Hartford-West Hartford-East Hartford	CT	40%	2005	1962	39,532	186	94.8%	26.39	Trader Joe's, Toys "R" Us, Best Buy
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	97.0%	33.94	--
Shops at The Columbia	Washington-Arlington-Alexandria	DC	25%	2006	2006	—	23	100.0%	40.51	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandria	DC	40%	2005	1930	12,530	17	100.0%	91.76	--
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	1981	—	232	93.6%	14.20	Acme Markets, K-Mart
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	92.6%	23.46	--
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	98.4%	13.06	Publix
Aventura Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		1994	1974	—	95	84.8%	32.49	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	7,500	110	96.9%	13.76	Publix
Bloomingdale Square	Tampa-St. Petersburg-Clearwater	FL		1998	1987	—	268	64.5%	12.78	Publix, Bealls
Boynton Lakes Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1997	1993	—	110	94.9%	15.89	Publix
Brooklyn Station on Riverside (fka Shoppes on Riverside)	Jacksonville	FL		2013	2013	—	50	97.2%	25.52	The Fresh Market
Caligo Crossing	Miami-Fort Lauderdale-Miami Beach	FL		2007	2007	—	11	100.0%	46.84	(Kohl's)
Carriage Gate	Tallahassee	FL		1994	1978	—	74	86.6%	21.40	Trader Joe's
Chasewood Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1993	1986	—	151	100.0%	24.76	Publix
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	7,343	82	97.0%	13.55	Publix
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
Fleming Island	Jacksonville	FL		1998	2000	—	132	99.3%	15.09	Publix, (Target)
Fountain Square	Miami-Fort Lauderdale-Miami Beach	FL		2013	2013	—	177	96.4%	25.55	Publix, (Target)
Garden Square	Miami-Fort Lauderdale-Miami Beach	FL		1997	1991	—	90	100.0%	16.72	Publix
Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	98.2%	15.29	Publix
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	89.6%	15.81	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	14.63	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	9,500	82	98.0%	15.35	Publix
Marketplace Shopping Center	Tampa-St. Petersburg-Clearwater	FL		1995	1983	—	90	88.8%	19.53	LA Fitness
Millhopper Shopping Center	Gainesville	FL		1993	1974	—	76	100.0%	16.47	Publix
Naples Walk Shopping Center	Naples-Marco Island	FL		2007	1999	—	125	93.9%	15.90	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	83.3%	7.12	Publix, K-Mart
Nocatee Town Center	Jacksonville	FL		2007	2007	—	107	89.6%	17.80	Publix
Northgate Square	Tampa-St. Petersburg-Clearwater	FL		2007	1995	—	75	98.2%	14.14	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	90.5%	14.14	Publix
Ocala Corners (6)	Tallahassee	FL		2000	2000	4,615	87	100.0%	13.74	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	1990	—	256	100.0%	9.77	Publix, Burlington Coat Factory, Hobby Lobby
Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	77	100.0%	14.58	Publix
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	90.7%	13.58	Publix
Plaza Venezia	Orlando	FL	20%	2016	2000	36,500	202	95.1%	25.61	Publix
Regency Square	Tampa-St. Petersburg-Clearwater	FL		1993	1986	—	352	95.9%	16.74	AMC Theater, Michaels, (Best Buy), (Macdill)
Seminole Shoppes	Jacksonville	FL	50%	2009	2009	9,430	77	100.0%	22.04	Publix
Shoppes @ 104	Miami-Fort Lauderdale-Miami Beach	FL		1998	1990	—	108	97.4%	16.98	Winn-Dixie
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2004	—	126	100.0%	19.13	Publix, (Kohl's)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	20.78	--
Starke (6)	Other	FL		2000	2000	—	13	100.0%	25.56	--
Suncoast Crossing (6)	Tampa-St. Petersburg-Clearwater	FL		2007	2007	—	118	92.0%	6.14	Kohl's, (Target)
Town Square	Tampa-St. Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	29.32	--
University Commons (6)	Miami-Fort Lauderdale-Miami Beach	FL		2015	2001	37,532	180	100.0%	31.11	Whole Foods, Nordstrom Rack
Village Center	Tampa-St. Petersburg-Clearwater	FL		1995	1993	—	187	99.9%	19.24	Publix
Welleby Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1996	1982	—	110	91.0%	12.54	Publix
Wellington Town Square	Miami-Fort Lauderdale-Miami Beach	FL		1996	1982	12,800	107	94.0%	21.84	Publix
Westchase	Tampa-St. Petersburg-Clearwater	FL		2007	1998	6,623	79	98.5%	15.49	Publix
Willa Springs	Orlando	FL	20%	2000	2000	—	90	100.0%	19.99	Publix
Ashford Place	Atlanta-Sandy Springs-Marietta	GA		1997	1993	—	53	100.0%	20.87	--
Briarcliff La Vista	Atlanta-Sandy Springs-Marietta	GA		1997	1962	—	39	100.0%	20.17	--
Briarcliff Village (6)	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	190	98.4%	16.01	Publix
Brighten Park (fka Loehmanns Plaza Georgia)	Atlanta-Sandy Springs-Marietta	GA		1997	1986	—	138	97.8%	24.54	The Fresh Market
Buckhead Court	Atlanta-Sandy Springs-Marietta	GA		1997	1984	—	48	100.0%	21.67	--
Cambridge Square	Atlanta-Sandy Springs-Marietta	GA		1996	1979	—	71	100.0%	14.97	Kroger
Cornerstone Square	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	80	87.6%	16.56	Aldi
Delk Spectrum	Atlanta-Sandy Springs-Marietta	GA		1998	1991	—	99	93.8%	14.89	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Dunwoody Hall	Atlanta-Sandy Springs-Marietta	GA	20%	1997	1986	—	86	98.5%	17.60	Publix
Dunwoody Village	Atlanta-Sandy Springs-Marietta	GA		1997	1975	—	121	94.4%	18.78	The Fresh Market
Howell Mill Village (6)	Atlanta-Sandy Springs-Marietta	GA		2004	1984	—	92	98.6%	21.69	Publix
Paces Ferry Plaza (6)	Atlanta-Sandy Springs-Marietta	GA		1997	1987	—	65	75.7%	31.82	--
Powers Ferry Square	Atlanta-Sandy Springs-Marietta	GA		1997	1987	—	101	74.3%	32.97	--
Powers Ferry Village	Atlanta-Sandy Springs-Marietta	GA		1997	1994	—	79	100.0%	13.58	Publix
Russell Ridge	Atlanta-Sandy Springs-Marietta	GA		1994	1995	—	101	98.6%	12.82	Kroger
Sandy Springs	Atlanta-Sandy Springs-Marietta	GA		2012	2006	—	116	88.6%	21.56	Trader Joe's
Civic Center Plaza	Chicago-Naperville-Joliet	IL	40%	2005	1989	22,000	265	98.1%	11.25	Super H Mart, Home Depot
Clybourn Commons	Chicago-Naperville-Joliet	IL		2014	1999	—	32	100.0%	36.95	--
Glen Oak Plaza	Chicago-Naperville-Joliet	IL		2010	1967	—	63	95.2%	23.19	Trader Joe's
Hinsdale	Chicago-Naperville-Joliet	IL		1998	1986	—	179	97.8%	15.10	Whole Foods
Riverside Sq & River's Edge	Chicago-Naperville-Joliet	IL	40%	2005	1986	14,998	169	91.1%	16.04	Mariano's Fresh Market
Roscoe Square	Chicago-Naperville-Joliet	IL	40%	2005	1981	11,322	140	100.0%	20.49	Mariano's Fresh Market
Stonebrook Plaza Shopping Center	Chicago-Naperville-Joliet	IL	40%	2005	1984	8,006	96	90.8%	12.09	Jewel-Osco
Westchester Commons (fka Westbrook Commons)	Chicago-Naperville-Joliet	IL		2001	1984	—	139	97.6%	17.73	Mariano's Fresh Market
Willow Festival (6)	Chicago-Naperville-Joliet	IL		2010	2007	39,505	404	100.0%	16.94	Whole Foods, Lowe's
Shops on Main	Chicago-Naperville-Joliet	IN	92%	2013	2013	—	254	97.9%	15.33	Whole Foods, Gordmans
Willow Lake Shopping Center	Indianapolis	IN	40%	2005	1987	—	86	100.0%	16.72	(Kroger)
Willow Lake West Shopping Center	Indianapolis	IN	40%	2005	2001	10,000	53	100.0%	24.94	Trader Joe's
Fellsway Plaza (6)	Boston-Cambridge-Quincy	MA	75%	2013	1959	34,600	155	100.0%	22.69	Stop & Shop
Shops at Saugus	Boston-Cambridge-Quincy	MA		2006	2006	—	87	94.4%	28.86	Trader Joe's
Twin City Plaza	Boston-Cambridge-Quincy	MA		2006	2004	—	274	93.2%	18.16	Shaw's, Marshall's
Burnt Mills (6)	Washington-Arlington-Alexandria	MD	20%	2013	2004	7,000	31	100.0%	38.25	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandria	MD	40%	2005	1995	—	137	92.5%	17.34	Shoppers Food Warehouse
Festival at Woodholme	Baltimore-Towson	MD	40%	2005	1986	20,838	81	95.4%	38.09	Trader Joe's
Firstfield Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1978	—	22	95.5%	37.89	--
King Farm Village Center	Washington-Arlington-Alexandria	MD	25%	2004	2001	27,500	118	95.3%	26.04	Safeway
Parkville Shopping Center	Baltimore-Towson	MD	40%	2005	1961	11,559	163	92.5%	15.88	Giant Food
Southside Marketplace	Baltimore-Towson	MD	40%	2005	1990	14,366	125	96.0%	19.34	Shoppers Food Warehouse
Takoma Park	Washington-Arlington-Alexandria	MD	40%	2005	1960	—	104	100.0%	13.02	Shoppers Food Warehouse
Valley Centre	Baltimore-Towson	MD	40%	2005	1987	18,706	220	97.0%	15.77	Aldi, TJ Maxx
Village at Lee Airpark (6)	Baltimore-Towson	MD		2005	2005	—	117	97.9%	28.13	Giant Food, (Sunrise)
Watkins Park Plaza	Washington-Arlington-Alexandria	MD	40%	2005	1985	—	111	100.0%	25.45	LA Fitness
Woodmoor Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1954	6,391	69	98.1%	29.71	--
Fenton Marketplace	Flint	MI		1999	1999	—	97	97.1%	7.88	Family Farm & Home

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Apple Valley Square	Minneapolis-St. Paul-Bloomington	MN	25%	2006	1998	—	185	99.0%	12.63	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)
Calhoun Commons	Minneapolis-St. Paul-Bloomington	MN	25%	2011	1999	2,282	66	100.0%	24.34	Whole Foods
Colonial Square	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1959	9,633	93	97.4%	22.38	Lund's
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	100.0%	12.38	Kohl's
Rockridge Center	Minneapolis-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	96.0%	13.15	Cub Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	10.48	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	97.3%	11.93	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	10.85	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	9,978	210	100.0%	9.97	Wal-Mart, (Target), (Lowe's)
Cameron Village	Raleigh-Cary	NC	30%	2004	1949	60,000	558	91.6%	21.75	Harris Teeter, The Fresh Market
Carmel Commons	Charlotte-Gastonia-Concord	NC		1997	1979	—	133	99.2%	19.72	The Fresh Market
Cochran Commons	Charlotte-Gastonia-Concord	NC	20%	2007	2003	5,250	66	98.2%	16.26	Harris Teeter
Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	27.19	Whole Foods
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	15.34	Harris Teeter
Harris Crossing	Raleigh-Cary	NC		2007	2007	—	65	92.9%	8.54	Harris Teeter
Holly Park	Raleigh-Cary	NC	99%	2013	1969	—	160	93.3%	15.32	Trader Joe's
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	12.35	Kroger
Maynard Crossing	Raleigh-Cary	NC	20%	1998	1997	—	123	98.9%	15.32	Kroger
Phillips Place	Charlotte-Gastonia-Concord	NC	50%	2012	2005	40,000	133	96.9%	32.29	Dean & Deluca
Providence Commons	Charlotte-Gastonia-Concord	NC	25%	2010	1994	—	74	100.0%	18.20	Harris Teeter
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	98.6%	17.91	Trader Joe's
Shops at Erwin Mill (fka Erwin Square)	Durham-Chapel Hill	NC	55%	2012	2012	10,000	87	97.2%	16.97	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	93.9%	15.52	Kroger
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	98.7%	18.79	The Fresh Market
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975	8,000	75	96.8%	16.89	Whole Foods
Willow Oaks (7)	Charlotte-Gastonia-Concord	NC		2014	2014	—	69	92.9%	16.68	Publix
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	95.7%	12.67	Food Lion
Chimney Rock Crossing (7)	New York-Northern New Jersey-Long Island	NJ		2016	2016	—	218	65.9%	29.73	Whole Foods, Nordstrom Rack
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	13.67	Acme Markets
Plaza Square	New York-Northern New Jersey-Long Island	NJ	40%	2005	1990	13,375	104	100.0%	22.45	Shop Rite
Garden City Park	New York-Northern New Jersey-Long Island	NY		2016	1965	—	105	96.4%	19.55	King Kullen
Lake Grove Commons	New York-Northern New Jersey-Long Island	NY	40%	2012	2008	31,294	141	100.0%	32.78	Whole Foods, LA Fitness
Cherry Grove	Cincinnati-Middletown	OH		1998	1997	—	196	92.3%	11.88	Kroger
East Pointe	Columbus	OH		1998	1993	—	107	98.7%	9.82	Kroger

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Hyde Park	Cincinnati-Middletown	OH		1997	1995	—	397	99.3%	15.63	Kroger, Remke Markets
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	11.98	Kroger
Maxtown Road (Northgate)	Columbus	OH		1998	1996	—	105	100.0%	12.62	Kroger, (Home Depot)
Red Bank Village	Cincinnati-Middletown	OH		2006	2006	—	164	100.0%	6.53	Wal-Mart
Regency Commons	Cincinnati-Middletown	OH		2004	2004	—	34	100.0%	22.83	--
Westchester Plaza	Cincinnati-Middletown	OH		1998	1988	—	88	100.0%	9.68	Kroger
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	20.08	Trader Joe's
Greenway Town Center	Portland-Vancouver-Beaverton	OR	40%	2005	1979	—	93	94.7%	13.62	Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Beaverton	OR		1999	1988	—	150	85.9%	16.03	Safeway
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	21.68	Trader Joe's
Northgate Marketplace Ph II (7)	Medford	OR		2015	2015	—	177	90.9%	14.68	Dick's Sporting Goods
Sherwood Crossroads	Portland-Vancouver-Beaverton	OR		1999	1999	—	88	93.8%	10.86	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Beaverton	OR		2006	2006	—	71	100.0%	27.53	Whole Foods
Walker Center	Portland-Vancouver-Beaverton	OR		1999	1987	—	90	92.4%	20.32	Bed Bath and Beyond
Allen Street Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	14.44	Ahart's Market
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	89.6%	19.23	Ross Dress for Less
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	1960	—	221	94.8%	29.40	Trader Joe's
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	28.00	--
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2007	—	90	94.2%	24.31	(Wegmans), (Target)
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	10,849	91	95.9%	22.60	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	10,662	143	84.3%	17.80	Acme Markets
Stefko Boulevard Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	93.9%	7.89	Valley Farm Market
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	9,540	90	95.1%	20.56	Giant Food
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	15.70	Publix
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro	TN		1997	1998	—	70	100.0%	14.65	Publix
Northlake Village	Nashville-Davidson--Murfreesboro	TN		2000	1988	—	138	91.5%	13.23	Kroger
Peartree Village	Nashville-Davidson--Murfreesboro	TN		1997	1997	6,153	110	100.0%	18.32	Harris Teeter
Alden Bridge	Houston-Baytown-Sugar Land	TX	20%	2002	1998	—	139	100.0%	19.70	Kroger
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	99	100.0%	11.63	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	26.57	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	25.88	--
Cochran's Crossing	Houston-Baytown-Sugar Land	TX		2002	1994	—	138	94.1%	17.77	Kroger
Hancock	Austin-Round Rock	TX		1999	1998	—	410	98.0%	14.86	H.E.B., Sears
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	25.51	(Kroger)
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	45.81	--
Indian Springs Center	Houston-Baytown-Sugar Land	TX		2002	2003	—	137	100.0%	23.76	H.E.B.
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	1999	—	120	96.9%	15.31	Tom Thumb

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	100.0%	24.01	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	20.35	Tom Thumb
Market at Round Rock	Austin-Round Rock	TX		1999	1987	—	123	100.0%	17.31	Sprout's Markets
Market at Springwoods Village (7)	Houston-Baytown-Sugar Land	TX	53%	2016	2016	—	167	81.5%	11.81	Kroger
Mockingbird Common	Dallas-Fort Worth-Arlington	TX		1999	1987	10,300	120	95.0%	16.86	Tom Thumb
North Hills	Austin-Round Rock	TX		1999	1995	—	144	98.7%	22.16	H.E.B.
Panther Creek	Houston-Baytown-Sugar Land	TX		2002	1994	—	166	100.0%	19.31	Randall's Food
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	94.8%	31.28	H.E.B. Central Market
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	6,800	92	100.0%	14.04	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	110	92.4%	14.21	Kroger
Shops at Mira Vista	Austin-Round Rock	TX		2014	2002	242	68	100.0%	21.58	Trader Joe's
Southpark at Cinco Ranch	Houston-Baytown-Sugar Land	TX		2012	2012	—	265	99.2%	13.04	Kroger, Academy Sports
Sterling Ridge	Houston-Baytown-Sugar Land	TX		2002	2000	13,900	129	100.0%	20.38	Kroger
Sweetwater Plaza	Houston-Baytown-Sugar Land	TX	20%	2001	2000	10,897	135	97.5%	16.88	Kroger
Tech Ridge Center	Austin-Round Rock	TX		2011	2001	7,784	185	98.8%	23.05	H.E.B.
The Village at Riverstone (7)	Houston-Baytown-Sugar Land	TX		2016	2016	—	165	72.3%	9.97	Kroger
Weslayan Plaza East	Houston-Baytown-Sugar Land	TX	40%	2005	1969	—	168	100.0%	19.44	Berings
Weslayan Plaza West	Houston-Baytown-Sugar Land	TX	40%	2005	1969	37,865	186	98.9%	19.25	Randall's Food
Westwood Village	Houston-Baytown-Sugar Land	TX		2006	2006	—	184	96.7%	18.42	(Target)
Woodway Collection	Houston-Baytown-Sugar Land	TX	40%	2005	1974	8,683	97	98.8%	27.53	Whole Foods
Ashburn Farm Market Center	Washington-Arlington-Alexandria	VA		2000	2000	—	92	98.8%	25.31	Giant Food
Ashburn Farm Village Center	Washington-Arlington-Alexandria	VA	40%	2005	1996	—	89	97.3%	13.99	Shoppers Food Warehouse
Belmont Chase	Washington-Arlington-Alexandria	VA		2014	2014	—	91	100.0%	30.32	Whole Foods
Braemar Shopping Center	Washington-Arlington-Alexandria	VA	25%	2004	2004	11,231	96	97.9%	21.63	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandria	VA	40%	2005	1996	13,284	104	95.7%	17.86	Shoppers Food Warehouse
Culpeper Colonnade	Culpeper	VA		2006	2006	—	171	98.8%	15.13	Martin's, Dick's Sporting Goods, (Target)
Fairfax Shopping Center	Washington-Arlington-Alexandria	VA		2007	1955	—	68	58.7%	6.69	--
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandria	VA	40%	2005	1990	22,915	169	100.0%	26.44	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	15,955	103	100.0%	24.04	Giant Food
Gayton Crossing	Richmond	VA	40%	2005	1983	—	158	87.1%	15.11	Martin's, (Kroger)
Greenbriar Town Center	Washington-Arlington-Alexandria	VA	40%	2005	1972	49,664	340	97.7%	24.76	Giant Food
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	98.4%	9.00	Aldi
Hollymead Town Center	Charlottesville	VA	20%	2003	2004	25,000	154	93.8%	22.74	Harris Teeter, (Target)
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1960	—	72	95.0%	38.11	Earth Fare
Kings Park Shopping Center (6)	Washington-Arlington-Alexandria	VA	40%	2005	1966	13,482	93	100.0%	28.03	Giant Food
Lorton Station Marketplace	Washington-Arlington-Alexandria	VA	20%	2006	2005	9,875	132	90.5%	23.00	Shoppers Food Warehouse
Market Common Clarendon	Washington-Arlington-Alexandria	VA		2016	2001	—	393	71.5%	31.09	Whole Foods, Crate & Barrel

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Saratoga Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	10,943	114	96.5%	19.35	Giant Food
Shops at County Center	Washington-Arlington-Alexandria	VA		2005	2005	—	97	91.6%	20.15	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandria	VA		2007	2011	—	321	99.1%	17.12	Wegmans, Dick's Sporting Goods
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1980	—	187	90.2%	19.49	Giant Food
Village Center at Dulles	Washington-Arlington-Alexandria	VA	20%	2002	1991	40,812	298	93.3%	25.72	Shoppers Food Warehouse, Gold's Gym
Village Shopping Center	Richmond	VA	40%	2005	1948	15,713	111	98.2%	23.04	Martin's
Willston Centre I	Washington-Arlington-Alexandria	VA	40%	2005	1952	—	105	89.1%	25.98	--
Willston Centre II	Washington-Arlington-Alexandria	VA	40%	2005	1986	27,000	136	96.1%	24.71	Safeway, (Target)
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	11,395	107	92.3%	16.06	Safeway
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	96.0%	24.43	Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	14,181	215	92.6%	11.68	Safeway
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1956	10,101	78	100.0%	24.24	Albertsons
Grand Ridge	Seattle-Tacoma-Bellevue	WA		2012	2012	10,931	326	100.0%	22.65	Safeway, Regal Cinemas
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	37.39	--
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	93.3%	30.52	(QFC)
Overlake Fashion Plaza (6)	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	11,850	81	100.0%	24.93	(Sears)
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	100.0%	23.29	Quality Food Centers
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	1992	—	101	100.0%	31.00	(Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	100.0%	28.66	(Target)
Regency Centers Total	`					$1,787,217	37,831	95.4%
(1) CBSA refers to Core Based Statistical Area.
(2) Represents our ownership interest in the property, if not wholly owned.
(3) Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years ("development properties" or "properties in development"). If development properties are excluded, the total percentage leased would be 96.0% for our Combined Portfolio of shopping centers.
(4) Average base rent PSF is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue.
(5) A retailer that supports our shopping center and in which we have no ownership is indicated by parentheses.
(6) The ground underlying the building and improvements are not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
(7) Property in development.

Item 3.    Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business. Except for the matter noted below, we are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

After the announcement of the merger agreement on November 14, 2016, a putative class action was filed on behalf of a purported stockholder in the Circuit Court for Duval County, Florida, under the following caption: Robert Garfield on Behalf of Himself and All Others Similarly Situated vs. Regency Centers Corporation, Martin E. Stein, Jr., John C. Schweitzer, Raymond L. Bank, Bryce Blair, C. Ronald Blankenship, J. Dix Druce, Jr., Mary Lou Fiala, David P. O'Connor, and Thomas G. Wattles, No. 16-2017-CA-000688-XXXX-MA, filed February 3, 2017.

The class action alleges, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the Merger. The complainant seeks various remedies, including injunctive relief to prevent the consummation of the Merger unless certain allegedly material information is disclosed and seeking compensatory and rescissory damages in the event the Merger is consummated without such disclosures.

On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties have agreed, among other things, that Regency will make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The supplemental disclosures should be read in conjunction with the Joint Proxy Statement/Prospectus, which should be read in its entirety.

Regency believes that the class action is without merit and that no supplemental disclosure is or was required to the Joint Proxy Statement/Prospectus under any applicable rule, statute, regulation or law. However, to, among other things, eliminate the burden, inconvenience, expense, risk and disruption of further litigation, Regency has determined to provide supplemental disclosures. Additional information regarding the stipulation of settlement may be found in the Current Report on Form 8-K as filed with the SEC on February 17, 2017.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "REG." The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2016 and 2015.

	2016			2015
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$77.17	66.05	0.5000	$70.80	63.38	0.4850
June 30	83.73	72.35	0.5000	69.45	58.81	0.4850
September 30	85.35	75.76	0.5000	64.79	55.79	0.4850
December 31	77.25	65.16	0.5000	69.45	61.71	0.4850

We have determined that the dividends paid during 2016 and 2015 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions	Qualified Dividends (included in Ordinary Dividends)	Unrecapt Sec 1250 Gain
2016	$2.0000	1.0600	0.1600	0.7800	—	0.1600
2015	1.9400	1.4744	0.0970	0.3686	0.0970	0.0388
As of February 13, 2017, there were 41,805 holders of common equity.
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

There were no unregistered sales of equity securities, and we did not repurchase any of our equity securities during the quarter ended December 31, 2016.

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

	12/11	12/12	12/13	12/14	12/15	12/16

Regency Centers Corporation	$100.00	130.37	132.73	189.19	208.15	216.42
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
FTSE NAREIT Equity REITs	100.00	118.06	120.97	157.43	162.46	176.30
FTSE NAREIT Equity Shopping Centers	100.00	125.02	131.26	170.59	178.64	185.21

Item 6.    Selected Financial Data
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2016 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges). This historical Selected Financial Data has been derived from the audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2016		2015	2014		2013	2012
Operating data:
Revenues	$614,371		569,763	537,898		489,007	473,929
Operating expenses	403,152		365,098	353,348		324,687	307,493
Total other expense (income)	148,066	(1)	110,236	83,046	(2)	111,741	131,240
Income from operations before equity in income of investments in real estate partnerships	63,153		94,429	101,504		52,579	35,196
Equity in income of investments in real estate partnerships	56,518		22,508	31,270		31,718	23,807
Income tax (benefit) expense of taxable REIT subsidiary	—		—	(996)		—	13,224
Income from continuing operations	119,671		116,937	133,770		84,297	45,779
Income (loss) from discontinued operations (3)	—		—	—		65,285	(21,728)
Gain on sale of real estate, net of tax	47,321		35,606	55,077		1,703	2,158
Net income	166,992		152,543	188,847		151,285	26,209
Income attributable to noncontrolling interests	(2,070)		(2,487)	(1,457)		(1,481)	(342)
Net income attributable to the Company	164,922		150,056	187,390		149,804	25,867
Preferred stock dividends	(21,062)		(21,062)	(21,062)		(21,062)	(32,531)
Net income (loss) attributable to common stockholders	$143,860		128,994	166,328		128,742	(6,664)

NAREIT FFO (4)	277,301		276,515	269,149		240,621	222,100
Core FFO (4)	333,957		288,872	261,506		241,619	230,937
Income per common share - diluted (note 12):
Continuing operations	$1.42		1.36	1.80		0.69	0.16
Discontinued operations (3)	—		—	—		0.71	(0.24)
Net income attributable to common stockholders	$1.42		1.36	1.80		1.40	(0.08)
Other information:
Net cash provided by operating activities	$289,376		275,637	277,742		250,731	257,215
Net cash (used in) provided by investing activities	(409,671)		(139,346)	(210,290)		(9,817)	3,623
Net cash provided by (used in) financing activities	96,695		(213,211)	(34,360)		(182,579)	(249,891)
Dividends paid to common stockholders	201,336		181,691	172,900		168,095	164,747
Common dividends declared per share	2.00		1.94	1.88		1.85	1.85
Common stock outstanding including exchangeable operating partnership units	104,651		97,367	94,262		92,499	90,572
Ratio of earnings to fixed charges (5)	2.6		2.5	2.6		1.8	1.6
Ratio of earnings to combined fixed charges and preference dividends (5)	2.1		2.1	2.2		1.5	1.4

Balance sheet data:
Real estate investments before accumulated depreciation	$5,230,198		4,852,106	4,743,053		4,385,380	4,352,839
Total assets	4,488,906		4,182,881	4,197,170		3,913,516	3,853,458
Total debt	1,642,420		1,864,285	2,021,357		1,854,697	1,941,891
Total liabilities	1,864,404		2,100,261	2,260,688		2,052,382	2,107,547
Total stockholders’ equity	2,591,301		2,054,109	1,906,592		1,843,354	1,730,765
Total noncontrolling interests	33,201		28,511	29,890		17,780	15,146
(1) During the year ended December 31, 2016, the Company recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of its July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.
(2) During the year ended December 31, 2014, the Company recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(3) On January 1, 2014, the Company prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals since adoption of this ASU qualify as discontinued operations, therefore prior period amounts were not reclassified for property sales since adoption.
(4) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(5) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.

Operating Partnership

	2016		2015	2014		2013	2012
Operating data:
Revenues	$614,371		569,763	537,898		489,007	473,929
Operating expenses	403,152		365,098	353,348		324,687	307,493
Total other expense (income)	148,066	(1)	110,236	83,046	(2)	111,741	131,240
Income from operations before equity in income of investments in real estate partnerships	63,153		94,429	101,504		52,579	35,196
Equity in income of investments in real estate partnerships	56,518		22,508	31,270		31,718	23,807
Income tax (benefit) expense of taxable REIT subsidiary	—		—	(996)		—	13,224
Income from continuing operations	119,671		116,937	133,770		84,297	45,779
Income (loss) from discontinued operations (3)	—		—	—		65,285	(21,728)
Gain on sale of real estate, net of tax	47,321		35,606	55,077		1,703	2,158
Net income	166,992		152,543	188,847		151,285	26,209
Income attributable to noncontrolling interests	(1,813)		(2,247)	(1,138)		(1,205)	(865)
Net income attributable to the Partnership	165,179		150,296	187,709		150,080	25,344
Preferred unit distributions	(21,062)		(21,062)	(21,062)		(21,062)	(31,902)
Net income (loss) attributable to common unit holders	$144,117		129,234	166,647		129,018	(6,558)

NAREIT FFO (4)	277,301		276,515	269,149		240,621	222,100
Core FFO (4)	333,957		288,872	261,506		241,619	230,937
Income per common unit - diluted (note 12):
Continuing operations	$1.42		1.36	1.80		0.69	0.16
Discontinued operations (3)	—		—	—		0.71	(0.24)
Net income (loss) attributable to common unit holders	$1.42		1.36	1.80		1.40	(0.08)

Other information:
Net cash provided by operating activities	$289,376		275,637	277,742		250,731	257,215
Net cash (used in) provided by investing activities	(409,671)		(139,346)	(210,290)		(9,817)	3,623
Net cash provided by (used in) financing activities	96,695		(213,211)	(34,360)		(182,579)	(249,891)
Distributions paid on common units	201,336		181,691	172,900		168,095	164,747
Ratio of earnings to fixed charges (5)	2.6		2.5	2.6		1.8	1.6
Ratio of combined fixed charges and preference dividends to earnings (5)	2.1		2.1	2.2		1.5	1.4

Balance sheet data:
Real estate investments before accumulated depreciation	$5,230,198		4,852,106	4,743,053		4,385,380	4,352,839
Total assets	4,488,906		4,182,881	4,197,170		3,913,516	3,853,458
Total debt	1,642,420		1,864,285	2,021,357		1,854,697	1,941,891
Total liabilities	1,864,404		2,100,261	2,260,688		2,052,382	2,107,547
Total partners’ capital	2,589,334		2,052,134	1,904,678		1,841,928	1,729,612
Total noncontrolling interests	35,168		30,486	31,804		19,206	16,299
(1) During the year ended December 31, 2016, the Operating Partnership recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of its July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Operating Partnership believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, the Operating Partnership ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.
(2) During the year ended December 31, 2014, the Operating Partnership recognized a gain on remeasurement of investment in real estate partnership of $18.3 million, which is included in Total other expense (income) and Income from operations, upon the acquisition of the remaining 50% interest in a single operating property, resulting in consolidation of the property as a business combination. The gain on remeasurement was calculated based on the difference between the carrying value and the fair value of the previously held equity interest.
(3) On January 1, 2014, the Operating Partnership prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals since adoption of this ASU qualify as discontinued operations, therefore prior period amounts were not reclassified for property sales since adoption.

(4) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(5) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pending Merger with Equity One, Inc.

On November 14, 2016, Regency Centers Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equity One, Inc. (“Equity One”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Equity One will merge with and into the Regency Centers Corporation, with Regency Centers Corporation being the surviving corporation (the “Merger”). The combined company will retain the Regency name and continue to trade under the ticker symbol “REG” on the New York Stock Exchange (the “NYSE”).
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of Regency Centers Corporation and Equity One, at the effective time of the Merger (the “Effective Time”), each share of the common stock, par value $0.01 per share, of Equity One issued and outstanding immediately prior to the Effective Time (other than shares of Equity One owned directly by Equity One or the Regency Centers Corporation and in each case not held on behalf of third parties) will be converted into the right to receive 0.45 of a newly issued share of the common stock of Regency Centers Corporation.
The closing of the Merger is subject to certain conditions, including the requisite approvals from the stockholders of each of Regency Centers Corporation and Equity One (which approvals were received at special meetings of the stockholders of each company held on February 24, 2017), the receipt of certain tax opinions by Regency Centers Corporation and Equity One, and other customary closing conditions. The Merger is expected to close on March 1, 2017. However, the Company cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of the Company.
For more information about the Merger, the Merger Agreement and related agreements, see Note 16 of the Notes to the Consolidated Financial Statements in Item 8 herein.

Executing on our Strategy

During 2016, we executed on our strategic objectives to further solidify Regency’s position as a leader among shopping center REITs:
Sustain average annual 3% same property NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers, by acquiring and developing new shopping centers, and by redeveloping shopping centers within our portfolio. Noteworthy milestones and achievements during 2016 include:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.5%.

•	Pro-rata same property percent leased remained high at 96.2% at December 31, 2016.

•	We grew rental rates 11.3% on comparable spaces for new and renewal leases.

•	We acquired three operating properties for a gross purchase price of $333.8 million.

Develop new, high quality shopping centers and redevelop existing centers at attractive returns on investment from a disciplined development program.
We capitalize on our development capabilities, market presence, and anchor relationships by investing in new developments and redevelopments of existing centers.

•	During 2016, we started $221.4 million of development and redevelopment projects, net of partner funding requirements, with a weighted average projected return of 7.8% upon completion.

•
At December 31, 2016, we have six ground-up developments in process, with total expected net development costs of $209.3 million, net of partner funding requirements, and have $97.7 million of net costs to complete. These developments are projected to return 7.4% on capital upon completion and are currently 78.6% leased.

•
We also have 15 redevelopments of existing centers in process with total expected net redevelopment costs of $88.4 million, with $59.3 million of costs to complete, and projected incremental returns ranging from 7.0% - 10.0% upon completion.

Cost-effectively enhance our balance sheet to reduce our cost of capital, provide financial flexibility and weather economic downturns.
We fund acquisitions and development activities from various capital sources including operating cash flows, the sale of operating properties that no longer meet our investment standards, equity offerings, new debt financing, and capital from our co-investment partners.

•
At December 31, 2016, our net debt-to-core EBITDA ratio on a pro-rata basis for the trailing twelve months was 4.4x versus 5.2x at December 31, 2015. We had $13.3 million of cash and $779.2 million available on our line of credit.

•
In June 2016, we settled 1.85 million of the 3.1 million shares of the forward equity offering resulting in net proceeds of $137.5 million, which were used to partially repay the line of credit balance.

•
In July 2016, we amended our existing Term Loan, which increased the facility size by $100.0 million to $265.0 million, extended the maturity date to January 5, 2022 and fixed the interest rate at 2.0%.

•
In July 2016, we issued 5.0 million shares of common stock resulting in net proceeds of $400.1 million, used to (i) repay in full our $300.0 million 5.875% Senior Unsecured Notes due June 2017 ("$300 million note"), including a make-whole payment, (ii) settle the forward interest rate swaps, and (iii) fund investment activities and general corporate purposes.

•	In January 2017, we completed a combined $650 million public offering of two tranches of senior unsecured notes:

•
$350.0 million of 3.6% notes due February 1, 2027, which priced at 99.741%. The Company intends to use the net proceeds in connection with the consummation of the previously announced pending merger with Equity One, Inc., including (i) to repay approximately $285.0 million in aggregate principal amount of debt of Equity One, and any related interest, fees and expenses and (ii) to pay transaction expenses related to the pending merger with Equity One. In the event that the merger agreement is not consummated, we will be required to redeem these notes then outstanding at a redemption price equal to 101% of the principal amount to be redeemed plus accrued and unpaid interest, if any.

•
$300.0 million of 4.4% notes due February 1, 2047, which priced at 99.110%. The Company used a portion of the net proceeds to redeem all of the outstanding shares of its 6.625% Series 6 preferred shares on February 16, 2017 and intends to use the balance to fund investment activities and for general corporate purposes.

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

Pro-rata Occupancy

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2016	December 31, 2015
% Leased – Operating (1)	96.0%	95.9%
Anchor space	97.8%	98.5%
Shop space	93.1%	91.7%
(1) Excludes properties in development.

The decline in anchor percent leased is due, in part, to the bankruptcy of Sports Authority and its rejection of two leases at our shopping centers. See additional discussion below about bankruptcies.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

Year ended December 31, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	22	729	$16.99	$7.95	$2.42
Renewal	84	1,610	$14.00	$0.50	$0.54
Total Anchor Leases (1)	106	2,339	$14.94	$2.83	$1.13
Shop Space
New	443	774	$30.56	$12.29	$14.01
Renewal	987	1,502	$31.16	$1.26	$3.87
Total Shop Space Leases (1)	1,430	2,276	$30.95	$5.01	$7.32
Total Leases	1,536	4,615	$22.84	$3.90	$4.18

Year ended December 31, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	15	295	$13.81	$5.28	$5.14
Renewal	48	972	$11.96	$0.01	$1.08
Total Anchor Leases (1)	63	1,267	$12.39	$1.24	$2.03
Shop Space
New	445	724	$30.67	$10.35	$13.53
Renewal	950	1,497	$30.33	$0.64	$3.92
Total Shop Space Leases (1)	1,395	2,221	$30.44	$3.81	$7.06
Total Leases	1,458	3,488	$23.88	$2.87	$5.23
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.

Total average base rent signed on our shop space leases of $30.95 increased in 2016 compared to 2015 and exceeds the average annual base rent of all shop space leases due to expire during the next twelve months of $28.39 PSF by 9%.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our four most significant tenants, based on their percentage of annualized base rent, each of which is a grocery tenant:

	December 31, 2016
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	59	9.3%	4.7%
Publix	41	5.7%	3.1%
Albertsons/Safeway	48	4.7%	2.7%
Whole Foods	21	2.5%	2.5%
(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences, customer shopping behaviors, alternative retail methods accessible via the Internet, and demographics in order to anticipate the challenges and opportunities impacting the retail industry.  We closely monitor the operating performance and rent collections of the tenants in our shopping centers, but also those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from Internet sales.  Retailers who are unable to withstand these and other business pressures, such as operating and financing their business, may approach us to modify their lease agreement or file bankruptcy.  Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Currently, no tenant represents more than 5% of our annual base rent on a pro-rata basis.  Also, as a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.

During March 2016, Sports Authority filed for Chapter 11 bankruptcy protection, at which time we had three leases in our portfolio. One of those leases has been assumed by another retailer and the remaining two have been rejected and the stores closed. Those two rejected leases represented $2.1 million, or 0.4%, of total annualized base rent on a pro-rata basis; however, we have since executed leases to re-tenant these spaces.

During 2016, Sears Holdings announced that it planned to accelerate the closing of a number of stores. Sears continues to report significant declines in operating revenues and performance, and its ability to continue operating stores in our shopping centers is uncertain. We have five Sears or Kmart leases in our portfolio, which currently represent $3.1 million, or 0.6%, of total annualized base rent on a pro-rata basis. None of the announced store closures, as of this filing, are within our shopping centers. However, we are currently working to opportunistically re-tenant the spaces as the lease terms permit.

Results from Operations

Comparison of the years ended December 31, 2016 and 2015:

Our total revenues increased as summarized in the following table:

(in thousands)	2016	2015	Change
Minimum rent	$444,305	415,155	29,150
Percentage rent	4,128	3,750	378
Recoveries from tenants	127,677	116,120	11,557
Other income	12,934	9,175	3,759
Management, transaction, and other fees	25,327	25,563	(236)
Total revenues	$614,371	569,763	44,608

Minimum rent increased as follows:

•	$11.9 million increase from rent commencing at development properties;

•	$15.3 million increase from new acquisitions of operating properties; and

•
$7.9 million increase at same properties, reflecting a $9.7 million increase from redevelopments and rental rate growth on new and renewal leases, offset by a $1.8 million charge to straight line rent primarily attributable to expected early terminations;

•	reduced by $5.9 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$3.9 million increase from rent commencing at development properties;

•	$4.2 million increase from new acquisitions of operating properties; and

•	$5.6 million increase from same properties associated with higher recoverable costs;

•	reduced by $2.1 million from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $3.8 million as follows:

•	$2.3 million in same properties primarily as a result of lease termination and easement fees; and

•	$1.5 million in parking income related to the acquisition of Market Common Clarendon.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2016	2015	Change
Depreciation and amortization	$162,327	146,829	15,498
Operating and maintenance	95,022	82,978	12,044
General and administrative	65,327	65,600	(273)
Real estate taxes	66,395	61,855	4,540
Other operating expenses	14,081	7,836	6,245
Total operating expenses	$403,152	365,098	38,054

Depreciation and amortization costs increased as follows:

•	$4.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$8.8 million increase from new acquisitions of operating properties; and

•	$5.8 million increase at same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $3.9 million from the sale of operating properties and other corporate asset disposals.

Operating and maintenance costs increased as follows:

•	$2.6 million increase from operations commencing at development properties;

•	$6.2 million increase from new acquisitions of operating properties; and

•	$4.8 million increase at same properties primarily attributable to recoverable costs;

•	reduced by $1.6 million from the sale of operating properties.

Real estate taxes increased as follows:

•	$1.6 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$2.8 million increase from new acquisitions of operating properties; and

•	$1.4 million increase at same properties from increased tax assessments;

•	reduced by $1.3 million from sold properties.

Other operating expenses increased $6.2 million primarily due to costs incurred from 2016 acquisition activities, including costs associated with the announced pending merger of Equity One, Inc.

The following table presents the components of other expense (income):

(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$81,330	98,485	(17,155)
Interest on unsecured credit facilities	5,635	3,566	2,069
Capitalized interest	(3,481)	(6,739)	3,258
Hedge expense	8,408	8,900	(492)
Interest income	(1,180)	(1,590)	410
Interest expense, net	90,712	102,622	(11,910)
Provision for impairment	4,200	—	4,200
Early extinguishment of debt	14,240	8,239	6,001
Net investment income	(1,672)	(625)	(1,047)
Loss on derivative instruments	40,586	—	40,586
Total other expense (income)	$148,066	110,236	37,830

The $11.9 million decrease in total interest expense is due to:

•
$17.2 million decrease in interest on notes payable due to lower interest rates from refinancing and deleveraging activities during 2016 and the early redemption of our $300 million notes in August 2016; offset by

•	$2.1 million increase in interest on unsecured credit facilities related to higher average balances on our Line and a $100 million increase on our Term Loan during 2016; and

•	$3.3 million increase due to lower interest capitalization on our development and redevelopment projects based on the status and cumulative spend on the projects in process.

During 2016, we recognized $4.2 million of impairment losses on two operating properties and two land parcels. One of the operating properties and both land parcels have since been sold. We did not recognize any impairments during 2015.

We redeemed all of our outstanding $400 million notes in two tranches occurring in 2016 and 2015. During 2016, we recognized a $14.2 million charge when redeeming the $300 million notes. During 2015, we early redeemed $100 million of those same notes, which included an $8.2 million make-whole premium charge.

Net investment income increased $1.0 million, driven by realized and unrealized gains on investments held within the non-qualified deferred compensation plan during 2016.

We recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of our July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, we ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.

Our equity in income of investments in real estate partnerships increased as follows:

(in thousands)	Regency's Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$29,791	18,148	11,643
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	4,180	(278)	4,458
Columbia Regency Partners II, LLC (Columbia II)	20.00%	3,240	755	2,485
Cameron Village, LLC (Cameron)	30.00%	695	643	52
RegCal, LLC (RegCal)	25.00%	1,080	576	504
US Regency Retail I, LLC (USAA)	20.01%	1,180	807	373
Other investments in real estate partnerships	50.00%	16,352	1,857	14,495
Total equity in income of investments in real estate partnerships		$56,518	22,508	34,010

The $34.0 million increase in our equity in income in investments in real estate partnerships is largely attributed to (i) our share of gains on the sale of real estate within our GRIR, Columbia I, Columbia II, and Other investments in real estate partnerships; (ii) interest expense savings within GRIR resulting from decreased debt balances and refinancing activity at lower interest rates; and (iii) and a decrease in depreciation expense within GRIR from fully depreciated land improvement assets.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2016	2015	Change
Income from operations	$119,671	116,937	2,734
Gain on sale of real estate, net of tax	47,321	35,606	11,715
Income attributable to noncontrolling interests	(2,070)	(2,487)	417
Preferred stock dividends	(21,062)	(21,062)	—
Net income attributable to common stockholders	$143,860	128,994	14,866
Net income attributable to exchangeable operating partnership units	257	240	17
Net income attributable to common unit holders	$144,117	129,234	14,883

During 2016, we sold eleven operating properties and sixteen land parcels resulting in gains of $47.3 million, compared to gains of $35.6 million from the sale of five operating properties and two land parcels during 2015.

Comparison of the years ended December 31, 2015 and 2014:

Our total revenues increased as summarized in the following table:

(in thousands)	2015	2014	Change
Minimum rent	$415,155	390,697	24,458
Percentage rent	3,750	3,488	262
Recoveries from tenants	116,120	108,434	7,686
Other income	9,175	11,184	(2,009)
Management, transaction, and other fees	25,563	24,095	1,468
Total revenues	$569,763	537,898	31,865

Minimum rent increased as follows:

•	$5.0 million increase from new acquisitions of operating properties;

•	$9.8 million increase from rent commencing at development properties; and

•	$15.7 million increase at same properties, with $6.7 million relating to redevelopment properties, and $9.0 million relating to higher rental rates and rent paying occupancy growth;

•	reduced by $6.0 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.2 million increase from new acquisitions of operating properties;

•	$1.5 million increase from rent commencing at development properties; and,

•	$5.9 million increase from same properties associated with rent paying occupancy improvements and higher recoverable costs;

•	reduced by $890,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, decreased primarily as a result of a lower level of settlement and lease termination income earned in 2015.

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

Changes in our operating expenses are summarized in the following table:

(in thousands)	2015	2014	Change
Depreciation and amortization	$146,829	147,791	(962)
Operating and maintenance	82,978	77,788	5,190
General and administrative	65,600	60,242	5,358
Real estate taxes	61,855	59,031	2,824
Other operating expenses	7,836	8,496	(660)
Total operating expenses	$365,098	353,348	11,750

Depreciation and amortization decreased as follows:

•	$2.9 million decrease from the sale of operating properties;

•	$1.9 million increase primarily from operations beginning at development properties and the acquisition of operating properties.

Operating and maintenance costs increased as follows:

•	$1.6 million increase from operations commencing at development properties;

•	$2.1 million increase from new acquisitions of operating properties;

•	$2.9 million increase at same properties attributable to an increase in recoverable costs;

•	reduced by $1.4 million from the sale of operating properties.

General and administrative expenses increased as follows:

•	$3.9 million of higher compensation costs primarily related to executive management changes during 2015;

•	$2.3 million of lower development overhead capitalization based on fewer new development and redevelopment projects started in 2015;

•	reduced by $1.1 million from the decrease in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased as follows:

•	$690,000 increase from new acquisitions of operating properties;

•	$510,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and,

•	$2.0 million increase at same properties from increased tax assessments;

•	reduced by approximately $360,000 from the sale of operating properties.

The following table presents the components of other expense (income):

(in thousands)	2015	2014	Change
Interest expense, net
Interest on notes payable	98,485	104,938	(6,453)
Interest on unsecured credit facilities	3,566	3,539	27
Capitalized interest	(6,739)	(7,142)	403
Hedge expense	8,900	9,366	(466)
Interest income	(1,590)	(1,210)	(380)
Interest expense, net	102,622	109,491	(6,869)
Provision for impairment	—	1,257	(1,257)
Early extinguishment of debt	8,239	18	8,221
Net investment income	(625)	(9,449)	8,824
Gain on remeasurement of investment in real estate partnership	—	(18,271)	18,271
Total other expense (income)	$110,236	83,046	27,190

The $6.9 million decrease in interest expense, net is mainly due to lower interest rates from refinancing our long-term debt during 2014 and 2015 and lower outstanding balances on notes payable.

We had no impairment losses during 2015. However, during the year ended December 31, 2014, we recognized a $1.1 million loss on the disposal of one operating property and one land parcel and a $175,000 impairment on two parcels of land held.

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

Our equity in income of investments in real estate partnerships increased (decreased) as follows:

(in thousands)	Regency's Ownership	2015	2014	Change
GRI - Regency, LLC (GRIR)	40.00%	$18,148	13,727	4,421
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	(278)	1,431	(1,709)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	755	233	522
Cameron Village, LLC (Cameron)	30.00%	643	1,008	(365)
RegCal, LLC (RegCal)	25.00%	576	966	(390)
US Regency Retail I, LLC (USAA)	20.01%	807	567	240
Other investments in real estate partnerships	50.00%	1,857	13,338	(11,481)
Total equity in income of investments in real estate partnerships		$22,508	31,270	(8,762)

The $8.8 million net decrease is largely attributed to:
GRIR: $4.4 million increase driven by:

•	$1.3 million increase in base rent from occupancy and rental rate growth,

•	$1.8 million decrease in depreciation due to higher depreciation expense in 2014 relating to redevelopment activity,

•	Reduced interest expense approximately $800,000 by paying off or refinancing property debt at better rates in 2014 and 2015.
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

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2015	2014	Change
Income from operations	$116,937	132,774	(15,837)
Income tax (benefit) of taxable REIT subsidiary	—	(996)	996
Gain on sale of real estate, net of tax	35,606	55,077	(19,471)
Income attributable to noncontrolling interests	(2,487)	(1,457)	(1,030)
Preferred stock dividends	(21,062)	(21,062)	—
Net income attributable to common stockholders	$128,994	166,328	(37,334)
Net income attributable to exchangeable operating partnership units	240	319	(79)
Net income attributable to common unit holders	$129,234	166,647	(37,413)

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

Income attributable to noncontrolling interests increased $1.0 million due to to the 2014 acquisition of a portfolio held within a consolidated partnership, coupled with new operating activity from a development beginning operations, and a recent redevelopment completion within our consolidated partnerships.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operating results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, may assist in comparing the Company's operating results to other REITs'. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, grew from the following major components:

(in thousands)	2016	2015	Change
Base rent	$486,776	473,468	13,308
Percentage rent	5,213	4,943	270
Recovery revenue	144,383	142,189	2,194
Other income	11,243	7,758	3,485
Operating expenses	178,117	176,326	1,791
Pro-rata same property NOI (1)	$469,498	452,032	17,466
Less: Termination fees	1,224	(319)	1,543
Pro-rata same property NOI excluding termination fees	$468,274	452,351	15,923
Same property NOI growth			3.5%
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Base rent increased $13.3 million, driven by increases at redevelopments and increases in rental rate growth on new and renewal leases and contractual rent steps in our existing leases, with occupancy remaining flat.

Recovery revenue increased $2.2 million, as a result of increases in recoverable costs, as noted below.

Other income increased $3.5 million, as a result of lease termination fees, easement sales, and settlements in 2016.

Operating expenses increased $1.8 million, due to higher recoverable costs.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	300	26,508	298	25,526
Acquired properties owned for entirety of comparable periods	6	443	4	427
Developments that reached completion by beginning of earliest comparable period presented	2	342	3	790
Disposed properties	(19)	(933)	(5)	(260)
SF adjustments (1)	—	32	—	25
Ending same property count	289	26,392	300	26,508
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

(in thousands, except share information)	2016	2015
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$143,860	128,994
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	193,451	182,103
Provision for impairment to operating properties	3,159	1,820
Gain on sale of operating properties, net of tax	(63,426)	(36,642)
Exchangeable partnership units	257	240
NAREIT FFO attributable to common stock and unit holders	$277,301	276,515
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$277,301	276,515
Adjustments to reconcile to Core FFO: (1)
Acquisition pursuit and closing costs	2,007	1,734
Development pursuit costs	1,503	675
Merger related costs	6,539	—
Gain on sale of land	(8,769)	(73)
Provision for impairment to land	580	—
Loss on derivative instruments and hedge ineffectiveness	40,589	5
Early extinguishment of debt	14,207	8,239
Change in executive management	—	2,193
Dividends from investments	—	(416)
Core FFO attributable to common stockholders	$333,957	288,872
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$271,588	(151,917)	119,671	235,125	(118,188)	116,937
Less:
Management, transaction, and other fees	—	25,327	25,327	—	25,563	25,563
Other (2)	5,130	11,014	16,144	8,063	8,126	16,189
Plus:
Depreciation and amortization	140,848	21,479	162,327	135,075	11,754	146,829
General and administrative	—	65,327	65,327	—	65,600	65,600
Other operating expense, excluding provision for doubtful accounts	1,395	10,981	12,376	597	4,875	5,472
Other expense (income)	29,560	118,506	148,066	28,424	81,812	110,236
Equity in income (loss) of investments in real estate excluded from NOI (3)	31,237	2,715	33,952	60,874	6,298	67,172
Pro-rata NOI	$469,498	30,750	500,248	452,032	18,462	470,494
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

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet and reduce risk, finance our development and redevelopment projects, fund our targeted investments, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity to repay maturing debt or fund our capital commitments

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is issued by our Operating Partnership or by our co-investment partnerships. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs. In addition to its $13.3 million of cash, the Company has the following additional sources of capital available:

(in thousands)	December 31, 2016
ATM equity program (see note 8)
Original offering amount	$200,000
Available capacity	$70,800

Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit (the "Line") (see note 6)
Total commitment amount	$800,000
Available capacity (2)	$779,200
Maturity (3)	May 13, 2019

(1) We have 1.25 million shares to settle prior to June 23, 2017 at an offering price of $75.25 per share before any underwriting discount and offering expenses.
(2) Net of letters of credit.
(3) The Company has the option to extend the maturity for two additional six-month periods.

We operate our business such that we expect net cash flow from operating activities will provide the necessary funds to pay our distributions to our common and preferred stock and unit holders, which were $222.4 million and $202.8 million for the years ended December 31, 2016 and 2015, respectively. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.51 per share, payable on March 1, 2017. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

During the next twelve months, we estimate that we will require approximately $240.2 million of cash, including $149.9 million to complete in-process developments and redevelopments, $86.3 million to repay maturing debt, and $4.0 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt. If we start new developments, redevelop additional shopping centers, or commit to new acquisitions, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity and the issuance of new long-term debt. These estimated needs reflect Regency's needs as a stand-alone entity and is not meant to reflect or give effect to the pending merger with Equity One.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2016, 83.0% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 3.3 and 2.8 times for the trailing four quarters ended December 31, 2016 and December 31, 2015, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in note 6 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2016 and expect to remain in compliance.

Subsequent Events

Subsequent to December 31, 2016, the Company priced a public offering of two tranches of senior unsecured notes:

•
$350.0 million of 3.6% notes due February 1, 2027, which priced at 99.741%. The Company intends to use the net proceeds in connection with the consummation of the previously announced pending merger with Equity One, Inc., including (i) to repay approximately $285.0 million in aggregate principal amount of debt of Equity One, and any related interest, fees and expenses and (ii) to pay transaction expenses related to the pending merger with Equity One. In the event that the merger agreement is not consummated, we will be required to redeem these notes then outstanding at a redemption price equal to 101% of the principal amount to be redeemed plus accrued and unpaid interest, if any.

•
$300.0 million of 4.4% notes due February 1, 2047, which priced at 99.110%. The Company used a portion of the net proceeds to redeem all of the outstanding shares of its 6.625% Series 6 preferred shares on February 16, 2017 and intends to use the balance to fund investment activities and for general corporate purposes.

In connection with the pending Merger, the Company has commitments to (i) amend its Line by increasing the borrowing capacity to $1.0 billion and (ii) enter a new $300.0 million term loan facility.  Both of these transactions are contingent upon the consummation of the Merger and are scheduled to close simultaneously with the Merger.  The Company plans to use the proceeds from the new term loan to repay existing term loans held by Equity One.  The additional line capacity will accommodate the Company's increased property operations and development / redevelopment programs from the Merger.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2016	2015	Change
Net cash provided by operating activities	$289,376	275,637	13,739
Net cash used in investing activities	(409,671)	(139,346)	(270,325)
Net cash provided by (used in) financing activities	96,695	(213,211)	309,906
Net decrease in cash and cash equivalents	(23,600)	(76,920)	53,320
Total cash and cash equivalents	$13,256	36,856	(23,600)

Net cash provided by operating activities:

Net cash provided by operating activities increased by $13.7 million due to:

•	$32.4 million increase in cash from operating income;

•
$3.7 million increase in operating cash flow distributions received from our unconsolidated real estate partnerships as several redevelopment projects were completed and began generating operating cash flows; and,

•	$11.0 million net increase in cash due to timing of cash receipts and payments related to operating activities; offset by

•
$40.6 million and $7.3 million paid during 2016 and 2015, respectively, to settle forward starting interest rate swaps put in place to hedge changes in interest rates on expected issuance of ten year fixed rate debt. The $40.6 million paid in 2016 was recognized through net income since the previously forecasted debt transaction was probable to no longer occur. The $7.3 million paid in 2015 was recognized in Other comprehensive income and is being reclassified to earnings over the period of the ten year debt issued in 2015.

Net cash used in investing activities:

Net cash used in investing activities increased by $270.3 million as follows:

(in thousands)	2016	2015	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(333,220)	(42,983)	(290,237)
Advance deposits paid on acquisition of operating real estate	(750)	(2,250)	1,500
Real estate development and capital improvements	(234,598)	(205,103)	(29,495)
Proceeds from sale of real estate investments	135,269	108,822	26,447
Collection of notes receivable	—	1,719	(1,719)
Investments in real estate partnerships	(37,879)	(20,054)	(17,825)
Distributions received from investments in real estate partnerships	58,810	23,801	35,009
Dividends on investment securities	330	243	87
Acquisition of securities	(55,223)	(31,941)	(23,282)
Proceeds from sale of securities	57,590	28,400	29,190
Net cash used in investing activities	$(409,671)	(139,346)	(270,325)

Significant investing and divesting activities included:

•	We acquired three shopping centers, with 569,000 SF of GLA in 2016, compared to one shopping center with 180,000 SF of GLA during 2015.

•	We invested $29.5 million more in 2016 than 2015 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $135.3 million from the sale of eleven shopping centers and sixteen land parcels in 2016, compared to $108.8 million for five shopping centers and two land parcels in 2015.

•
We invested $17.8 million more in our unconsolidated partnerships during 2016 than 2015 due to the acquisition of an operating property in 2016. Contributions were made each year to fund our share of maturing mortgage debt and redevelopment activities.

•
Distributions received from our unconsolidated partnerships include return of capital from sales or financing proceeds. The $58.8 million received in 2016 includes proceeds from the sales of ten shopping centers with co-investment partners. Distributions in 2015 include $12.8 million of proceeds from the sale of one shopping center with a co-investment partner and $11.0 million of financing proceeds.

•
Acquisition of securities and proceeds from sale of securities pertain to equity and debt securities held by our captive insurance company and our deferred compensation plan. The majority of our investing activity during 2016 relates to reallocation of plan assets. During 2015, we invested $7.9 million of funds held in our captive insurance subsidiary in available-for-sale marketable securities. Our insurance subsidiary is required to maintain statutory minimum capital and surplus, and therefore, access to these securities may be limited.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $234.6 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

(in thousands)	2016	2015	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$26,938	5,135	21,803
Building and tenant improvements	32,941	30,103	2,838
Redevelopment costs	51,226	50,933	293
Development costs	107,300	100,111	7,189
Capitalized interest	3,482	6,740	(3,258)
Capitalized direct compensation	12,711	12,081	630
Real estate development and capital improvements	$234,598	205,103	29,495

•	During 2016 we acquired four land parcels for new development projects as compared to two in 2015.

•	Building and tenant improvements increased $2.8 million during the year ended December 31, 2016 primarily related to timing of capital projects.

•
Redevelopment expenditures were slightly higher during 2016 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs. The size and scope of each redevelopment project varies with each redevelopment plan.

•
The $7.2 million increase in our development project expenditures was due to the size of and progress on developments. See the table below for a detail of current and recently completed development projects.

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
substantial completion and we commenced fewer new projects during the first half of 2016.

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

The following table summarizes our development projects:

December 31, 2016
(in thousands, except cost PSF)
Property Name	Market	Start Date	Estimated/Actual Anchor Opens	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF GLA (1)
Willow Oaks Crossing	Charlotte, NC	Q2-14	Dec-15	$13,996	99%	69	203
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	40,700	91%	177	230
Market at Springwoods Village (2)	Houston, TX	Q1-16	May-17	28,192	50%	89	317
The Village at Tustin Legacy	Los Angeles, CA	Q3-16	Oct-17	37,822	50%	112	338
Chimney Rock Crossing	New York, NY	Q4-16	May-18	71,175	27%	218	326
The Village at Riverstone	Houston, TX	Q4-16	Aug-18	30,638	42%	165	186
				$222,523	52%	830	$268
(1) Includes leasing costs, and is net of tenant reimbursements.

(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.

The following table summarizes our completed development projects:

December 31, 2016
(in thousands, except cost PSF)
Property Name	Market	Completion Date	Net Development Costs (1)	GLA	Cost PSF GLA (1)
Belmont Chase	Washington, DC	Q1-16	$28,308	91	$311
CityLine Market	Dallas, TX	Q1-16	27,861	81	344
Village at La Floresta	Los Angeles, CA	Q2-16	32,451	87	373
Brooklyn Station on Riverside	Jacksonville, FL	Q3-16	14,987	50	300
CityLine Market Ph II	Dallas, TX	Q4-16	5,597	22	$254
Total			$109,204	331	$330
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by (used in) financing activities:

Net cash flows generated from financing activities increased by $309.9 million during 2016, as follows:

(in thousands)	2016	2015	Change
Cash flows from financing activities:
Equity issuances	$548,920	198,494	350,426
Distributions to limited partners in consolidated partnerships, net	(4,213)	(5,341)	1,128
Dividend payments	(222,398)	(202,753)	(19,645)
Unsecured credit facilities	115,000	90,000	25,000
Proceeds from debt issuance	53,446	252,476	(199,030)
Debt repayment	(392,755)	(540,089)	147,334
Payment of loan costs	(2,233)	(5,998)	3,765
Proceeds from sale of treasury stock, net	928	—	928
Net cash provided by (used in) financing activities	$96,695	(213,211)	309,906

Significant financing activities during the years ended December 31, 2016 and 2015 include the following:

•	We raised $548.9 million during 2016 through equity issuances:

◦	we issued 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million,

◦	we settled 1.85 million shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million, and

◦	we issued 5.0 million shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million.

During 2015, we issued 2.9 million shares of common stock at an average price of $64.71 in an underwritten forward public equity offering that settled in November 2015 resulting in net proceeds of $185.8 million. Additionally, we issued 189,266 shares of common stock through our ATM program at an average price of $67.86 per share resulting in net proceeds of $12.7 million.

•	The change in distributions paid to limited partners in consolidated partnerships, net, primarily relates to the buyout of a limited partner's interest during 2015.

•	During 2016, our dividend payments increased as a result of the greater number of common shares outstanding and an increase in our dividend rate.

•
We received proceeds of $100.0 million upon expanding our Term Loan during 2016 which were used to partially fund the acquisition of Market Common Clarendon, and repay $15.0 million, net on the Line as compared to $90.0 million borrowed on from our Term Loan during 2015.

•	We received $53.4 million of mortgage proceeds in 2016 upon the encumbrance of two operating properties. During 2015, we issued $250.0 million of new fixed rate ten-year unsecured public debt.

•	During 2016, we used $392.8 million to repay debt, including:

◦	$300.0 million for the early redemption of our $300 million notes due 2017,

◦	$14.1 million paid for debt extinguishment costs, including a make-whole premium to redeem the $300 million notes, and

◦	$78.7 million for scheduled principal payments and four mortgage repayments.

During 2015, we used $540.1 million to repay debt, including:

◦	$350.0 million to redeem our notes that matured in 2015 and $108.0 million, including an $8.0 million make-whole premium, to redeem a portion of our notes due 2017, and

◦	$82.0 million for scheduled principal payments and three mortgage repayments.

•
We paid $2.2 million in loan closing costs during 2016, primarily to amend the Term Loan, while we paid $6.0 million during 2015 for the new fixed rate unsecured public debt and the modification to our Line.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities and interest rate swap obligations as described further below and in note 6 and note 7 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.

The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships as of December 31, 2016, and excludes the following:

•	Recorded debt premiums or discounts that are not obligations;

•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;

•
Letters of credit of $5.8 million issued to cover our captive insurance program and performance obligations on certain development projects, which the latter will be satisfied upon completion of the development projects; and

•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 11 to the Consolidated Financial Statements.

	Payments Due by Period
(in thousands)	2017	2018	2019	2020	2021	Beyond 5 Years	Total
Notes payable:
Regency (1)	$161,440	127,262	184,022	286,971	323,262	904,803	$1,987,760
Regency's share of joint ventures (1) (2)	32,550	48,851	41,381	102,286	94,726	270,555	590,349

Operating leases:
Regency - office leases	4,017	3,518	3,482	3,314	2,992	9,410	26,733

Subleases:
Regency - office leases	(46)	—	—	—	—	—	(46)

Ground leases:
Regency	5,769	7,946	8,649	8,392	8,298	433,066	472,120
Regency's share of joint ventures	385	385	391	392	392	18,713	20,658

Total	$204,115	187,962	237,925	401,355	429,670	1,636,547	$3,097,574
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

We strategically co-invest with partners to own, manage, acquire, develop and redevelop operating properties. We analyze our investments in real estate partnerships in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”), we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive kick-out or participation rights, then the selection of the accounting method used to account for our investments in real estate partnerships is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when making these determinations. We use the equity method of accounting for investments in real estate partnerships when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities as investments in real estate partnerships in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of investments in real estate partnerships in our consolidated statements of operations.

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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2016, 2015, and 2014, we capitalized interest of $3.5 million, $6.7 million, and $7.1 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2016, 2015, and 2014, we capitalized $13.0 million, $13.8 million, and $16.1 million, respectively, of direct internal costs incurred to support our development program.

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

Derivative Instruments

The Company utilizes financial derivative instruments to manage risks associated with changing interest rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates.  The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.  For additional information on the Company’s use and accounting for derivatives, see Notes 1 and 7 to the Consolidated Financial Statements.

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

As of December 31, 2016 we and our Investments in real estate partnerships had accrued liabilities of $8.9 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
We have a Line commitment, as further described in Note 6 to the Consolidated Financial Statements, which has a variable interest rate that is based upon an annual rate of LIBOR plus 0.925% . LIBOR rates charged on our Line change monthly. The spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.875% to LIBOR plus 1.550%.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2016 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2016 and are subject to change on a monthly basis. Further, the table below incorporates only those exposures that exist as of December 31, 2016 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$91,618	62,186	110,205	239,047	288,970	840,066	1,632,092	1,699,730
Average interest rate for all fixed rate debt (1)	4.34%	4.27%	3.99%	3.67%	3.25%	3.78%
Variable rate LIBOR debt	$—	—	15,000	—	—	—	15,000	14,970
Average interest rate for all variable rate debt (1)	—%	—%	1.41%	—%	—%	—%
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regency Centers Corporation:
We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 27, 2017
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Regency Centers Corporation:
We have audited Regency Centers Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
February 27, 2017
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Partners
Regency Centers, L.P.:
We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
February 27, 2017
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Partners
Regency Centers, L.P.:

We have audited Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
February 27, 2017
Jacksonville, Florida
Certified Public Accountants

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share data)

	2016	2015
Assets
Real estate investments at cost (notes 1, 2 and 3):
Land	$1,660,424	1,479,814
Buildings and improvements	3,092,197	2,896,396
Properties in development	180,878	169,690
	4,933,499	4,545,900
Less: accumulated depreciation	1,124,391	1,043,787
	3,809,108	3,502,113
Investments in real estate partnerships (note 4)	296,699	306,206
Net real estate investments	4,105,807	3,808,319
Cash and cash equivalents	13,256	36,856
Restricted cash	4,623	3,767
Tenant and other receivables, net (note 1):	111,722	106,164
Deferred leasing costs, less accumulated amortization of $83,529 and $76,823 at December 31, 2016 and 2015, respectively	69,000	66,367
Acquired lease intangible assets, less accumulated amortization of $56,695 and $45,639 at December 31, 2016 and 2015, respectively (note 5)	118,831	105,380
Trading securities held in trust, at fair value (note 11)	28,588	29,093
Other assets	37,079	26,935
Total assets	$4,488,906	4,182,881
Liabilities and Equity
Liabilities:
Notes payable (note 6)	$1,363,925	1,699,771
Unsecured credit facilities (note 6)	278,495	164,514
Accounts payable and other liabilities	138,936	164,515
Acquired lease intangible liabilities, less accumulated amortization of $23,538 and $17,555 at December 31, 2016 and 2015, respectively (note 5)	54,180	42,034
Tenants’ security and escrow deposits and prepaid rent	28,868	29,427
Total liabilities	1,864,404	2,100,261
Commitments and contingencies (notes 13 and 14)	—	—
Equity:
Stockholders’ equity (note 9):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2016 and 2015, with liquidation preferences of $25 per share	325,000	325,000
Common stock $0.01 par value per share,150,000,000 shares authorized; 104,497,286 and 97,212,638 shares issued at December 31, 2016 and 2015, respectively	1,045	972
Treasury stock at cost, 347,903 and 417,862 shares held at December 31, 2016 and 2015, respectively	(17,062)	(19,658)
Additional paid in capital	3,294,923	2,742,508
Accumulated other comprehensive loss	(18,346)	(58,693)
Distributions in excess of net income	(994,259)	(936,020)
Total stockholders’ equity	2,591,301	2,054,109
Noncontrolling interests (note 9):
Exchangeable operating partnership units, aggregate redemption value of $10,630 and $10,502 at December 31, 2016 and 2015, respectively	(1,967)	(1,975)
Limited partners’ interests in consolidated partnerships	35,168	30,486
Total noncontrolling interests	33,201	28,511
Total equity	2,624,502	2,082,620
Total liabilities and equity	$4,488,906	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2016, 2015, and 2014
(in thousands, except per share data)

	2016	2015	2014
Revenues:
Minimum rent	$444,305	415,155	390,697
Percentage rent	4,128	3,750	3,488
Recoveries from tenants and other income	140,611	125,295	119,618
Management, transaction, and other fees	25,327	25,563	24,095
Total revenues	614,371	569,763	537,898
Operating expenses:
Depreciation and amortization	162,327	146,829	147,791
Operating and maintenance	95,022	82,978	77,788
General and administrative	65,327	65,600	60,242
Real estate taxes	66,395	61,855	59,031
Other operating expenses	14,081	7,836	8,496
Total operating expenses	403,152	365,098	353,348
Other expense (income):
Interest expense, net of interest income of $1,180 , $1,590, and $1,210 in 2016, 2015, and 2014, respectively	90,712	102,622	109,491
Provision for impairment	4,200	—	1,257
Early extinguishment of debt	14,240	8,239	18
Net investment income, including unrealized (gains) losses of ($773), $1,734, and $1,058 in 2016, 2015, and 2014, respectively (notes 11)	(1,672)	(625)	(9,449)
Gain on remeasurement of investment in real estate partnership	—	—	(18,271)
Loss on derivative instruments	40,586	—	—
Total other expense (income)	148,066	110,236	83,046
Income from operations before equity in income of investments in real estate partnerships	63,153	94,429	101,504
Equity in income of investments in real estate partnerships (note 4)	56,518	22,508	31,270
Income tax (benefit) of taxable REIT subsidiary	—	—	(996)
Income from operations	119,671	116,937	133,770
Gain on sale of real estate, net of tax	47,321	35,606	55,077
Net income	166,992	152,543	188,847
Noncontrolling interests:
Exchangeable operating partnership units	(257)	(240)	(319)
Limited partners’ interests in consolidated partnerships	(1,813)	(2,247)	(1,138)
Income attributable to noncontrolling interests	(2,070)	(2,487)	(1,457)
Net income attributable to the Company	164,922	150,056	187,390
Preferred stock dividends	(21,062)	(21,062)	(21,062)
Net income attributable to common stockholders	$143,860	128,994	166,328

Income per common share - basic (note 12):	$1.43	1.37	1.80
Income per common share - diluted (note 12):	$1.42	1.36	1.80
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Net income	$166,992	152,543	188,847
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(10,332)	(10,089)	(49,968)
Reclassification adjustment of derivative instruments included in net income	51,139	9,152	9,353
Unrealized gain (loss) on available-for-sale securities	24	(43)	7,765
Less: realized gains on sale of available-for-sale securities recognized in net income	—	—	(7,765)
Other comprehensive income (loss)	40,831	(980)	(40,615)
Comprehensive income	207,823	151,563	148,232
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,070	2,487	1,457
Other comprehensive income (loss) attributable to noncontrolling interests	484	(35)	(271)
Comprehensive income attributable to noncontrolling interests	2,554	2,452	1,186
Comprehensive income attributable to the Company	$205,269	149,111	147,046
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$325,000	923	(16,726)	2,426,477	(17,404)	(874,916)	1,843,354	(1,426)	19,206	17,780	1,861,134
Net income	—	—	—	—	—	187,390	187,390	319	1,138	1,457	188,847
Other comprehensive income (loss)	—	—	—	—	(40,344)	—	(40,344)	(70)	(201)	(271)	(40,615)
Deferred compensation plan, net	—	—	(2,656)	2,656	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	12,161	—	—	12,161	—	—	—	12,161
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(3,493)	—	—	(3,493)	—	—	—	(3,493)
Common stock issued for dividend reinvestment plan	—	—	—	1,184	—	—	1,184	—	—	—	1,184
Common stock issued for stock offerings, net of issuance costs	—	18	—	102,435	—	—	102,453	—	—	—	102,453
Redemption of preferred units	—	—	—	—	—	—	—	(300)	—	(300)	(300)
Common stock issued for partnership units exchanged	—	—	—	137	—	—	137	(137)	—	(137)	—
Contributions from partners	—	—	—	—	—	—	—	—	16,204	16,204	16,204
Distributions to partners	—	—	—	(1,404)	—	—	(1,404)	—	(4,543)	(4,543)	(5,947)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.88 per share)	—	—	—	—	—	(173,784)	(173,784)	(300)	—	(300)	(174,084)
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	150,056	150,056	240	2,247	2,487	152,543
Other comprehensive income (loss)	—	—	—	—	(945)	—	(945)	(2)	(33)	(35)	(980)
Deferred compensation plan, net	—	—	(276)	276	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	—	—	13,869	—	—	13,869	—	—	—	13,869
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,706)	—	—	(9,706)	—	—	—	(9,706)
Common stock issued for dividend reinvestment plan	—	—	—	1,250	—	—	1,250	—	—	—	1,250
Common stock issued for stock offerings, net of issuance costs	—	31	—	198,463	—	—	198,494	—	—	—	198,494
Contributions from partners	—	—	—	—	—	—	—	—	717	717	717

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Distributions to partners	—	—	—	(1,797)	—	—	(1,797)	—	(4,249)	(4,249)	(6,046)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.94 per share)	—	—	—	—	—	(182,642)	(182,642)	(299)	—	(299)	(182,941)
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	164,922	164,922	257	1,813	2,070	166,992
Other comprehensive income (loss)	—	—	—	—	40,347	—	40,347	58	426	484	40,831
Deferred compensation plan, net	—	—	2,596	(2,596)	—	—	—	—	—	—	—
Amortization of restricted stock issued	—	2	—	13,419	—	—	13,421	—	—	—	13,421
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,789)	—	—	(7,789)	—	—	—	(7,789)
Common stock issued for dividend reinvestment plan	—	—	—	1,070	—	—	1,070	—	—	—	1,070
Common stock issued for stock offerings, net of issuance costs	—	71	—	548,849	—	—	548,920	—	—	—	548,920
Reallocation of limited partners' interest	—	—	—	(538)	—	—	(538)	—	538	538	—
Contributions from partners	—	—	—	—	—	—	—	—	8,760	8,760	8,760
Distributions to partners	—	—	—	—	—	—	—	—	(6,855)	(6,855)	(6,855)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($2.00 per share)	—	—	—	—	—	(202,099)	(202,099)	(307)	—	(307)	(202,406)
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015, and 2014 (in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net income	$166,992	152,543	188,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,327	146,829	147,791
Amortization of deferred loan cost and debt premium	9,762	9,677	10,521
Amortization and (accretion) of above and below market lease intangibles, net	(3,879)	(1,598)	(3,101)
Stock-based compensation, net of capitalization	10,652	11,081	9,662
Equity in income of investments in real estate partnerships	(56,518)	(22,508)	(31,270)
Gain on remeasurement of investment in real estate partnership	—	—	(18,271)
Gain on sale of real estate, net of tax	(47,321)	(35,606)	(55,077)
Provision for impairment	4,200	—	1,257
Early extinguishment of debt	14,240	8,239	18
Distribution of earnings from operations of investments in real estate partnerships	50,361	46,646	42,767
Settlement of derivative instruments	—	(7,267)	4,648
Gain on derivative instruments	—	—	(13)
Deferred compensation expense	1,655	207	1,386
Realized and unrealized gain on investments (note 11)	(1,673)	(626)	(9,158)
Changes in assets and liabilities:
Restricted cash	59	1,926	848
Accounts receivable, net	(9,565)	(11,965)	(6,225)
Straight-line rent receivable, net	(7,219)	(8,231)	(6,544)
Deferred leasing costs	(10,349)	(12,949)	(8,252)
Other assets	673	(496)	89
Accounts payable and other liabilities	5,543	(3,810)	6,201
Tenants’ security and escrow deposits and prepaid rent	(564)	3,545	1,618
Net cash provided by operating activities	289,376	275,637	277,742
Cash flows from investing activities:
Acquisition of operating real estate	(333,220)	(42,983)	(112,120)
Advance deposits paid on acquisition of operating real estate	(750)	(2,250)	—
Real estate development and capital improvements	(234,598)	(205,103)	(238,237)
Proceeds from sale of real estate investments	135,269	108,822	118,787
Collection of notes receivable	—	1,719	—
Investments in real estate partnerships	(37,879)	(20,054)	(23,577)
Distributions received from investments in real estate partnerships	58,810	23,801	37,152
Dividends on investment securities	330	243	243
Acquisition of securities	(55,223)	(31,941)	(23,760)
Proceeds from sale of securities	57,590	28,400	31,222
Net cash used in investing activities	(409,671)	(139,346)	(210,290)

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015, and 2014 (in thousands)
	2016	2015	2014
Cash flows from financing activities:
Net proceeds from common stock issuance	548,920	198,494	102,453
Proceeds from sale of treasury stock	957	—	—
Acquisition of treasury stock	(29)	—	—
Redemption of preferred stock and partnership units	—	—	(300)
Distributions to limited partners in consolidated partnerships, net	(4,213)	(5,341)	(5,303)
Distributions to exchangeable operating partnership unit holders	(307)	(299)	(300)
Dividends paid to common stockholders	(201,029)	(181,392)	(172,600)
Dividends paid to preferred stockholders	(21,062)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	(300,000)	(450,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,160	248,705
Proceeds from unsecured credit facilities	460,000	445,000	255,000
Repayment of unsecured credit facilities	(345,000)	(355,000)	(255,000)
Proceeds from notes payable	53,446	4,316	12,739
Repayment of notes payable	(72,803)	(76,168)	(38,717)
Scheduled principal payments	(5,860)	(5,878)	(6,909)
Payment of loan costs	(2,233)	(5,998)	(3,066)
Early redemption costs	(14,092)	(8,043)	—
Net cash provided by (used in) financing activities	96,695	(213,211)	(34,360)
Net decrease in cash and cash equivalents	(23,600)	(76,920)	33,092
Cash and cash equivalents at beginning of the year	36,856	113,776	80,684
Cash and cash equivalents at end of the year	$13,256	36,856	113,776
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,482, $6,740, and $7,142 in 2016, 2015, and 2014, respectively)	$82,950	101,527	109,425
Cash paid for income taxes	$—	1,015	2,169
Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$—	—	137
Mortgage loans assumed for the acquisition of real estate	$—	42,799	103,187
Change in fair value of securities available-for-sale	$24	(43)	—
Initial fair value of non-controlling interest recorded at acquisition	$—	—	15,385
Acquisition of previously unconsolidated real estate investments	$—	—	16,182
Change in fair value of derivative instruments	$(10,332)	(9,012)	(49,968)
Common stock issued for dividend reinvestment plan	$1,070	1,250	1,184
Stock-based compensation capitalized	$2,963	2,988	2,707
Contributions from limited partners in consolidated partnerships, net	$8,755	13	1,579
Common stock issued for dividend reinvestment in trust	$728	833	779
Contribution of stock awards into trust	$1,538	1,651	1,881
Distribution of stock held in trust	$4,114	1,898	4
Deconsolidation of previously consolidated partnership:
Real estate, net	$14,144	—	—
Investments in real estate partnerships	$(3,355)	—	—
Notes payable	$(9,415)	—	—
Other assets and liabilities	$571	—	—
Limited partners' interest in consolidated partnerships	$(2,099)	—	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except unit data)

	2016	2015
Assets
Real estate investments at cost (notes 1, 2 and 3):
Land	$1,660,424	1,479,814
Buildings and improvements	3,092,197	2,896,396
Properties in development	180,878	169,690
	4,933,499	4,545,900
Less: accumulated depreciation	1,124,391	1,043,787
	3,809,108	3,502,113
Investments in real estate partnerships (note 4)	296,699	306,206
Net real estate investments	4,105,807	3,808,319
Cash and cash equivalents	13,256	36,856
Restricted cash	4,623	3,767
Tenant and other receivables, net (note 1):	111,722	106,164
Deferred leasing costs, less accumulated amortization of $83,529 and $76,823 at December 31, 2016 and 2015, respectively	69,000	66,367
Acquired lease intangible assets, less accumulated amortization of $56,695 and $45,639 at December 31, 2016 and 2015, respectively (note 5)	118,831	105,380
Trading securities held in trust, at fair value (note 11)	28,588	29,093
Other assets	37,079	26,935
Total assets	$4,488,906	4,182,881
Liabilities and Capital
Liabilities:
Notes payable (note 6)	$1,363,925	1,699,771
Unsecured credit facilities (note 6)	278,495	164,514
Accounts payable and other liabilities	138,936	164,515
Acquired lease intangible liabilities, less accumulated amortization of $23,538 and $17,555 at December 31, 2016 and 2015, respectively (note 5)	54,180	42,034
Tenants’ security and escrow deposits and prepaid rent	28,868	29,427
Total liabilities	1,864,404	2,100,261
Commitments and contingencies (notes 13 and 14)	—	—
Capital:
Partners’ capital (note 9):
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2016 and 2015, respectively, liquidation preference of $25 per unit	325,000	325,000
General partner; 104,497,286 and 97,212,638 units outstanding at December 31, 2016 and 2015, respectively	2,284,647	1,787,802
Limited partners; 154,170 units outstanding at December 31, 2016 and 2015	(1,967)	(1,975)
Accumulated other comprehensive loss	(18,346)	(58,693)
Total partners’ capital	2,589,334	2,052,134
Noncontrolling interests (note 9):
Limited partners’ interests in consolidated partnerships	35,168	30,486
Total noncontrolling interests	35,168	30,486
Total capital	2,624,502	2,082,620
Total liabilities and capital	$4,488,906	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
For the years ended December 31, 2016, 2015, and 2014
(in thousands, except per unit data)

	2016	2015	2014
Revenues:
Minimum rent	$444,305	415,155	390,697
Percentage rent	4,128	3,750	3,488
Recoveries from tenants and other income	140,611	125,295	119,618
Management, transaction, and other fees	25,327	25,563	24,095
Total revenues	614,371	569,763	537,898
Operating expenses:
Depreciation and amortization	162,327	146,829	147,791
Operating and maintenance	95,022	82,978	77,788
General and administrative	65,327	65,600	60,242
Real estate taxes	66,395	61,855	59,031
Other operating expenses	14,081	7,836	8,496
Total operating expenses	403,152	365,098	353,348
Other expense (income):
Interest expense, net of interest income of $1,180 , $1,590, and $1,210 in 2016, 2015, and 2014, respectively	90,712	102,622	109,491
Provision for impairment	4,200	—	1,257
Early extinguishment of debt	14,240	8,239	18
Net investment income, including unrealized (gains) losses of ($773), $1,734, and $1,058 in 2016, 2015, and 2014, respectively (notes 11)	(1,672)	(625)	(9,449)
Gain on remeasurement of investment in real estate partnership	—	—	(18,271)
Loss on derivative instruments	40,586	—	—
Total other expense (income)	148,066	110,236	83,046
Income from operations before equity in income of investments in real estate partnerships	63,153	94,429	101,504
Equity in income of investments in real estate partnerships (note 4)	56,518	22,508	31,270
Income tax (benefit) of taxable REIT subsidiary	—	—	(996)
Income from operations	119,671	116,937	133,770
Gain on sale of real estate, net of tax	47,321	35,606	55,077
Net income	166,992	152,543	188,847
Limited partners’ interests in consolidated partnerships	(1,813)	(2,247)	(1,138)
Net income attributable to the Partnership	165,179	150,296	187,709
Preferred unit distributions	(21,062)	(21,062)	(21,062)
Net income attributable to common unit holders	$144,117	129,234	166,647

Income per common unit - basic (note 12):	$1.43	1.37	1.80
Income per common unit - diluted (note 12):	$1.42	1.36	1.80
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Net income	$166,992	152,543	188,847
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(10,332)	(10,089)	(49,968)
Reclassification adjustment of derivative instruments included in net income	51,139	9,152	9,353
Unrealized gain (loss) on available-for-sale securities	24	(43)	7,765
Less: realized gains on sale of available-for-sale securities recognized in net income	—	—	(7,765)
Other comprehensive income (loss)	40,831	(980)	(40,615)
Comprehensive income	207,823	151,563	148,232
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,813	2,247	1,138
Other comprehensive income (loss) attributable to noncontrolling interests	426	(33)	(201)
Comprehensive income attributable to noncontrolling interests	2,239	2,214	937
Comprehensive income attributable to the Partnership	$205,584	149,349	147,295
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2016, 2015, and 2014 (in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2013	$1,860,758	(1,426)	(17,404)	1,841,928	19,206	1,861,134
Net income	187,390	319	—	187,709	1,138	188,847
Other comprehensive income (loss)	—	(70)	(40,344)	(40,414)	(201)	(40,615)
Contributions from partners	—	—	—	—	16,204	16,204
Distributions to partners	(175,188)	(300)	—	(175,488)	(4,543)	(180,031)
Redemption of preferred units	—	(300)	—	(300)	—	(300)
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	12,161	—	—	12,161	—	12,161
Common units exchanged for common stock of the Parent Company	137	(137)	—	—	—	—
Common units issued as a result of common stock issued by Parent Company, net of repurchases	100,144	—	—	100,144	—	100,144
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	150,056	240	—	150,296	2,247	152,543
Other comprehensive income (loss)	—	(2)	(945)	(947)	(33)	(980)
Contributions from partners	—	—	—	—	717	717
Distributions to partners	(184,439)	(299)	—	(184,738)	(4,249)	(188,987)
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	13,869	—	—	13,869	—	13,869
Common units issued as a result of common stock issued by Parent Company, net of repurchases	190,038	—	—	190,038	—	190,038
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	164,922	257	—	165,179	1,813	166,992
Other comprehensive income (loss)	—	58	40,347	40,405	426	40,831
Contributions from partners	—	—	—	—	8,760	8,760
Distributions to partners	(202,099)	(307)	—	(202,406)	(6,855)	(209,261)
Reallocation of limited partners' interest	(538)	—	—	(538)	538	—

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the years ended December 31, 2016, 2015, and 2014 (in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Redemption of preferred units	—	—	—	—	—	—
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	13,421	—	—	13,421	—	13,421
Common units issued as a result of common stock issued by Parent Company, net of repurchases	542,201	—	—	542,201	—	542,201
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015, and 2014 (in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net income	$166,992	152,543	188,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,327	146,829	147,791
Amortization of deferred loan cost and debt premium	9,762	9,677	10,521
Amortization and (accretion) of above and below market lease intangibles, net	(3,879)	(1,598)	(3,101)
Stock-based compensation, net of capitalization	10,652	11,081	9,662
Equity in income of investments in real estate partnerships	(56,518)	(22,508)	(31,270)
Gain on remeasurement of investment in real estate partnership	—	—	(18,271)
Gain on sale of real estate, net of tax	(47,321)	(35,606)	(55,077)
Provision for impairment	4,200	—	1,257
Early extinguishment of debt	14,240	8,239	18
Deferred income tax expense of taxable REIT subsidiary	—	—	—
Distribution of earnings from operations of investments in real estate partnerships	50,361	46,646	42,767
Settlement of derivative instruments	—	(7,267)	4,648
Gain on derivative instruments	—	—	(13)
Deferred compensation expense	1,655	207	1,386
Realized and unrealized gain on investments (note 11)	(1,673)	(626)	(9,158)
Changes in assets and liabilities:
Restricted cash	59	1,926	848
Accounts receivable, net	(9,565)	(11,965)	(6,225)
Straight-line rent receivable, net	(7,219)	(8,231)	(6,544)
Deferred leasing costs	(10,349)	(12,949)	(8,252)
Other assets	673	(496)	89
Accounts payable and other liabilities	5,543	(3,810)	6,201
Tenants’ security and escrow deposits and prepaid rent	(564)	3,545	1,618
Net cash provided by operating activities	289,376	275,637	277,742
Cash flows from investing activities:
Acquisition of operating real estate	(333,220)	(42,983)	(112,120)
Advance deposits paid on acquisition of operating real estate	(750)	(2,250)	—
Real estate development and capital improvements	(234,598)	(205,103)	(238,237)
Proceeds from sale of real estate investments	135,269	108,822	118,787
Collection of notes receivable	—	1,719	—
Investments in real estate partnerships	(37,879)	(20,054)	(23,577)
Distributions received from investments in real estate partnerships	58,810	23,801	37,152
Dividends on investment securities	330	243	243
Acquisition of securities	(55,223)	(31,941)	(23,760)
Proceeds from sale of securities	57,590	28,400	31,222
Net cash used in investing activities	(409,671)	(139,346)	(210,290)

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015, and 2014 (in thousands)
	2016	2015	2014
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	548,920	198,494	102,453
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	957	—	—
Acquisition of treasury units as a result of treasury stock acquired by Parent Company	(29)	—	—
Redemption of preferred partnership units	—	—	(300)
Distributions to limited partners in consolidated partnerships, net	(4,213)	(5,341)	(5,303)
Distributions to partners	(201,336)	(181,691)	(172,900)
Distributions to preferred unit holders	(21,062)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	(300,000)	(450,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,160	248,705
Proceeds from unsecured credit facilities	460,000	445,000	255,000
Repayment of unsecured credit facilities	(345,000)	(355,000)	(255,000)
Proceeds from notes payable	53,446	4,316	12,739
Repayment of notes payable	(72,803)	(76,168)	(38,717)
Scheduled principal payments	(5,860)	(5,878)	(6,909)
Payment of loan costs	(2,233)	(5,998)	(3,066)
Early redemption costs	(14,092)	(8,043)	—
Net cash provided by (used in) financing activities	96,695	(213,211)	(34,360)
Net decrease in cash and cash equivalents	(23,600)	(76,920)	33,092
Cash and cash equivalents at beginning of the year	36,856	113,776	80,684
Cash and cash equivalents at end of the year	$13,256	36,856	113,776
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,482, $6,740, and $7,142 in 2016, 2015, and 2014, respectively)	$82,950	101,527	109,425
Cash paid for income taxes	$—	1,015	2,169
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	—	137
Mortgage loans assumed for the acquisition of real estate	$—	42,799	103,187
Change in fair value of securities available-for-sale	$24	(43)	—
Initial fair value of non-controlling interest recorded at acquisition	$—	—	15,385
Acquisition of previously unconsolidated real estate investments	$—	—	16,182
Change in fair value of derivative instruments	$(10,332)	(9,012)	(49,968)
Common stock issued by Parent Company for dividend reinvestment plan	$1,070	1,250	1,184
Stock-based compensation capitalized	$2,963	2,988	2,707
Contributions from limited partners in consolidated partnerships, net	$8,755	13	1,579
Common stock issued for dividend reinvestment in trust	$728	833	779
Contribution of stock awards into trust	$1,538	1,651	1,881
Distribution of stock held in trust	$4,114	1,898	4
Deconsolidation of previously consolidated partnership:
Real estate, net	$14,144	—	—
Investments in real estate partnerships	$(3,355)	—	—
Notes payable	$(9,415)	—	—
Other assets and liabilities	$571	—	—
Limited partners' interest in consolidated partnerships	$(2,099)	—	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

1.	Summary of Significant Accounting Policies

(a)    Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership. As of December 31, 2016, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 198 retail shopping centers and held partial interests in an additional 109 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").

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

Subsequent to December 31, 2016, on February 16, 2017, the Parent Company provided notice of its intent and redeemed all outstanding shares of Series 6 Preferred Stock, as discussed further in note 9.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2016, the Parent Company owned approximately 99.9% ,or 104,497,286, of the 104,651,456 outstanding common Partnership Units of the Operating Partnership, with the remaining limited Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company is the primary beneficiary, which consolidates it. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships
Regency has an ownership interest in 120 properties through partnerships, of which 11 are consolidated. These partners include institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The Partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

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

◦	Those partnerships in which Regency has a controlling financial interest are consolidated and the limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method and its ownership interest is recognized through single-line presentation as Investments in Real Estate Partnerships, in the Consolidated Balance Sheet, and Equity in Income of Investments in Real Estate Partnerships, in the Consolidated Statements of Operations. Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either accreted to income and recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships.
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Assets
Real estate assets, net	$86,440	81,424
Cash and cash equivalents	3,444	790
Liabilities
Notes payable	8,175	17,948
Equity
Limited partners’ interests in consolidated partnerships	17,565	11,058

Noncontrolling Interests

Noncontrolling Interests of the Parent Company

The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the preferred and common stockholders of the Parent Company: (i) the limited Partnership Units in the Operating Partnership held by third parties and (ii) the minority-owned interest held by third parties in consolidated partnerships (“Limited partners' interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income (Loss). The portion of net income or comprehensive income attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) of the Parent Company.

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

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that limited partners' interests in consolidated partnerships are noncontrolling interests. Subject to certain conditions and pursuant to the terms of the agreement, the Company generally has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital. The portion of net income (loss) or comprehensive income

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

(loss) attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income (Loss) of the Operating Partnership.
(b)    Revenues and Tenant Receivable

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

The Company recorded the following provisions for doubtful accounts:

	Year ended December 31,
(in thousands)	2016	2015	2014
Gross provision for doubtful accounts	$1,705	2,364	2,192
Provision for straight line rent reserve	$2,271	714	107

The following table represents the components of Tenant and other receivables, net in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2016	2015
Billed tenant receivables	$15,599	14,521
Accrued CAM, insurance and tax reimbursements	9,221	12,358
Other receivables	12,058	10,708
Straight-line rent receivables	73,384	64,757
Notes receivable	10,481	10,480
Less: allowance for doubtful accounts	(5,460)	(5,295)
Less: straight-line rent reserves	(3,561)	(1,365)
Total tenant and other receivables, net	$111,722	106,164

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

When the Company is the owner of the leasehold improvements, recognition of straight line lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

The Notes receivable balance represents a single note from a previous property sale, which has a fixed interest rate of 7.0%, a maturity date of January 2019, and is secured by real estate held as collateral.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

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

As of December 31, 2016, five of the Company's joint ventures (“DIK-JV”) give each partner the unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the real estate partnership equal to their respective capital account, which could include properties the Company previously sold to the real estate partnership.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation is not satisfied at the property level, but at the aggregate level, no previously deferred gain is recognized by the Company on an individual property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon dissolution is recorded at the carrying value of the Company's investment in the DIK-JV on the date of dissolution. However, the deferred gain is recognized if and when all such properties in the DIK-JV are sold to a third party.

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
December 31, 2016

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

Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2016 and 2015, the Company had refundable deposits of approximately $1.2 million and $1.3 million, respectively, included in pre-development costs. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2016, 2015, and 2014, the Company expensed pre-development costs of approximately $1.5 million, $1.7 million, and $2.3 million, respectively, in other operating expenses in the accompanying Consolidated Statements of Operations.

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
December 31, 2016

relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company's existing relationships.

Held for Sale

The Company classifies land, an operating property, or a property in development as held-for-sale upon satisfaction of the following criteria: (i) management commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell.

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

Tax Basis

The net tax basis of the Company's real estate assets exceeds the book basis by approximately $190.3 million and $183.9 million at December 31, 2016 and 2015, respectively, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

(d)    Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2016 and 2015, $4.6 million and $3.8 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

(f)    Deferred Leasing Costs

Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers, and are presented net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early, the remaining leasing costs are written off.

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
December 31, 2016

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

(h)    Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of the Operating Partnership, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. As a pass through entity, the Operating Partnership's taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.9% owner, is allocated its pro-rata share of tax attributes.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2013 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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
December 31, 2016

(j)    Stock-Based Compensation

The Company grants stock-based compensation to its employees and directors. The Company recognizes stock-based compensation based on the grant-date fair value of the award and the cost of the stock-based compensation is expensed over the vesting period.

When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of accounts for stock-based compensation for awards of equity in the Parent Company.

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
December 31, 2016

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

(n)    Reclassifications

During the year ended December 31, 2016, the Company reclassified its land held for future development from Properties in development to Land within the accompanying Consolidated Balance Sheets. The Company reclassified prior period amounts of $47.3 million to conform to current period presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

(o)     Recent Accounting Pronouncements

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

January 2016
The adoption of this standard resulted in the continued presentation of debt issuance costs related to the Line of credit ("Line") as an asset in the Consolidated Balance Sheets, previously within deferred costs, and now presented within other assets.

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
December 2016
The adoption of this standard did not have an impact on the Company's Consolidated Balance Sheets, Statements of Operations, or Cash Flows but did result in more disclosure surrounding the Company's plans for addressing significant upcoming debt maturities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

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
		January 2017	The Company does not expect the adoption of this standard to have an impact on its financial statements and related disclosures.

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

		January 2018	The Company does not expect the adoption and implementation of this standard to have a material impact on its results of operations, financial condition or cash flows.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The ASU is consistent with the Company's current treatment and the Company does not expect the adoption and implementation of this standard to have an impact on its cash flow statement.

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. Early adoption is permitted on a retrospective basis.
		January 2018	The Company is currently evaluating the alternative methods of adoption and does not expect the adoption to have a material impact on its Statements of Cash Flows.

ASU 2017-01 January 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business
The amendments in this update provide a screen to determine when an integrated set of assets and activities, collectively referred to as a "set", is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Early adoption is permitted.

January 2018
The Company is currently evaluating the amendments from this Update, but expects it to change the treatment of individual operating properties from being considered a business to being considered an asset.
This change will result in acquisition costs being capitalized as part of the asset acquisition, whereas current treatment has them recognized in earnings in the period incurred.
Additional changes from the Update are still being evaluated to identify their impact to the Company's financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

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

ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606)

ASU 2016-08, March 2016, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

ASU 2016-19, December 2016, Technical Corrections and Improvements

ASU 2016-20, December 2016, Technical Corrections and Improvements to Topic 606 Revenue From Contracts With Customers

ASU 2017-05, February 2017, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinanial Assets

The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

January 2018
The Company is completing its evaluation of the new ASU's as applied to its revenue streams and contracts within the scope of Topic 606. The Company currently does not expect the adoption of these new ASU's to result in a material change to its revenue recognition policies or practices, including timing or presentation.

The Company is still evaluating the adoption method, which is dependent on final determination of the nature of any changes resulting from the new standard.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

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
		January 2019	The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

This ASU applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is currently evaluating the alternative methods of adoption and the impact the ASU will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

2.	Real Estate Investments

Acquisitions
The following tables detail the shopping centers acquired or land acquired for development.

(in thousands)		Year ended December 31, 2016
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/2016	Garden City Park	Garden City Park, NY	Operating	$17,300	—	10,171	2,940
3/4/2016	The Market at Springwoods Village (1)	Houston, TX	Development	17,994	—	—	—
5/16/2016	Market Common Clarendon	Arlington, VA	Operating	280,500	—	15,428	15,662
7/15/2016	Klahanie Shopping Center	Sammamish, WA	Operating	35,988	—	2,264	539
8/4/2016	The Village at Tustin Legacy	Tustin, CA	Development	18,800	—	—	—
10/26/2016	Nocatee Phase III	Jacksonville, FL	Development	240	—	—	—
10/30/2016	Brooklyn Station Phase II	Jacksonville, FL	Development	50	—	—	—
12/6/2016	The Village at Riverstone	Houston, TX	Development	16,656	—	—	—
Total property acquisitions				$387,528	—	27,863	19,141
(1)  Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million in Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

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

The results of operations from acquisitions are included in the Consolidated Statements of Operations beginning on the acquisition date. The real estate operations acquired, other than Market Common Clarendon, are not considered material to Company, individually or in the aggregate. Results of operations related to the acquisition of Market Common Clarendon resulted in the following impact to Revenues and Net income attributable to common stockholders, as follows:

(in thousands)	Year ended December 31, 2016
Increase in total revenues	$11,427
Increase in net income attributable to common stockholders (1)	798

(1) Includes $1.6 million of transaction costs during the year ended December 31, 2016, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of financing the Market Common Clarendon acquisition as if it had occurred on January 1, 2015:

		(Pro Forma)
		Year ended December 31,
(in thousands, except per share data)		2016	2015
Total revenues		622,124	589,506
Income from operations	(1)	121,921	119,339
Net income attributable to common stockholders	(1)	146,111	131,396
Income per common share - basic		1.42	1.37
Income per common share - diluted		1.42	1.36

(1) The pro forma earnings for the year ended December 31, 2016 were adjusted to exclude $1.6 million of acquisition costs, while 2015 pro forma earnings were adjusted to include those costs during the first quarter of 2015.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Market Common Clarendon acquisition, at the acquisition date:

Weighted Average
Amortization Period
Assets:	(in years)
In-place leases	7.4
Liabilities:
Acquired lease intangible liabilities	7.9

Pending Merger with Equity One

For more information about the shareholder approved but not yet consummated merger, see note 16, Subsequent Events.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

3.    Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels disposed of:

	Year ended December 31,
(in thousands)	2016		2015	2014
Net proceeds from sale of real estate investments	$137,479	(1)	108,822	118,787
Gain on sale of real estate, net of tax	$47,321		35,606	55,077
Provision for impairment of real estate sold	$1,700		—	1,257
Number of operating properties sold	11		5	11
Number of land out-parcels sold	16		2	6
(1) Includes cash deposits received in the previous year.

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2016
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	70	$201,240	1,676,134	74,758	29,791
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	7	9,687	145,192	21,024	4,180
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	12	14,750	338,307	16,765	3,240
Cameron Village, LLC (Cameron)	30.00%	1	11,877	99,967	2,326	695
RegCal, LLC (RegCal) (1)	25.00%	7	21,516	141,827	4,358	1,080
US Regency Retail I, LLC (USAA) (1)	20.01%	8	13,176	109,665	5,901	1,180
Other investments in real estate partnerships	50.00%	4	24,453	97,650	35,915	16,352
Total investments in real estate partnerships		109	$296,699	2,608,742	161,047	56,518

	December 31, 2015
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR) (1)	40.00%	73	$220,099	1,744,017	45,761	18,148
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	9	15,255	175,044	(1,396)	(278)
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	14	8,496	290,064	3,794	755
Cameron Village, LLC (Cameron)	30.00%	1	11,857	100,124	2,195	643
RegCal, LLC (RegCal) (1)	25.00%	7	17,967	145,213	2,316	576
US Regency Retail I, LLC (USAA) (1)	20.01%	8	161	112,225	4,011	807
Other investments in real estate partnerships	50.00%	6	32,371	108,698	4,067	1,857
Total investments in real estate partnerships		118	$306,206	2,675,385	60,748	22,508
(1) These partnership agreements have a unilateral right for election to dissolve the partnership and receive a DIK upon liquidation; therefore, the Company has applied the Restricted Gain Method to determine the amount of gain

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

recognized on property sales to these partnerships. During 2016 and 2015, the Company did not sell any properties to these real estate partnerships, and accordingly, the Restricted Gain Method was not applied.

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2016	2015
Investments in real estate, net	$2,439,110	2,497,770
Acquired lease intangible assets, net	42,974	43,469
Other assets	126,658	134,146
Total assets	$2,608,742	2,675,385

Notes payable	$1,309,931	1,401,977
Acquired lease intangible liabilities, net	29,678	23,826
Other liabilities	64,979	66,061
Capital - Regency	405,722	414,681
Capital - Third parties	798,432	768,840
Total liabilities and capital	$2,608,742	2,675,385

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying consolidated balance sheet:

	December 31,
(in thousands)	2016	2015
Capital - Regency	$405,722	414,681
less: Impairment of investment in real estate partnerships	(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral	(29,520)	(28,972)
less: Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$296,699	306,206

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Total revenues	$364,087	363,745	361,103
Operating expenses:
Depreciation and amortization	99,252	111,648	117,780
Operating and maintenance	52,725	51,970	55,216
General and administrative	5,342	5,292	5,503
Real estate taxes	42,813	43,769	42,380
Other operating expenses	2,356	2,989	2,234
Total operating expenses	202,488	215,668	223,113
Other expense (income):
Interest expense, net	69,193	79,477	84,155
Gain on sale of real estate	(70,907)	(2,766)	(28,856)
Provision for impairment	—	9,102	2,123
Early extinguishment of debt	69	—	114
Other expense (income)	2,197	1,516	988
Total other expense (income)	552	87,329	58,524
Net income of the Partnerships	$161,047	60,748	79,466
The Company's share of net income of the Partnerships	$56,518	22,508	31,270

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships, which had no acquisitions for the year ended December 31, 2015.

(in thousands)		Year ended December 31, 2016
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/24/2016	Applewood Village Shops	Denver, CO	Operating (1)	GRIR	40.00%	$200	—	—	—
12/20/2016	Plaza Venezia	Orlando, FL	Operating	Columbia II	20.00%	92,350	35,076	6,899	11,548
Total property acquisitions						$92,550	35,076	6,899	11,548
(1) Land parcels purchased as additions to the operating property.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

Dispositions

The following table provides a summary of shopping centers and land out-parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2016	2015	2014
Proceeds from sale of real estate investments	$174,090	39,459	88,106
Gain on sale of real estate	$70,907	2,766	28,856
The Company's share of gain on sale of real estate	$25,003	1,108	13,615
Number of operating properties sold	10	2	6
Number of land out-parcels sold	1	—	2

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2016 were as follows:

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2017	$17,795	—	19,635	37,430	10,505
2018	18,983	67,022	—	86,005	27,799
2019	18,231	65,939	—	84,170	21,766
2020	15,133	222,199	—	237,332	85,660
2021	10,674	211,432	—	222,106	82,806
Beyond 5 Years	10,580	642,500	—	653,080	243,982
Net unamortized loan costs, debt premium / (discount)	—	(10,192)	—	(10,192)	(3,488)
Total notes payable	$91,396	1,198,900	19,635	1,309,931	469,030

These loans are all non-recourse. Maturities will be repaid from proceeds from refinancing, partner capital contributions, or a combination thereof. The Company is obligated to contribute its pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Asset management, property management, leasing, and investment and financing services	$24,595	24,519	22,983

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

5.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2016	2015
In-place leases	$96,178	77,691
Above-market leases	14,684	14,841
Below-market ground leases	64,664	58,487
Total intangible assets	$175,526	151,019
Accumulated amortization	(56,695)	(45,639)
Acquired lease intangible assets, net	$118,831	105,380

Below-market leases	$71,996	53,868
Above-market ground leases	5,722	5,722
Accumulated amortization	(23,538)	(17,555)
Acquired lease intangible liabilities, net	$54,180	42,034

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2016	2015	2014
In-place lease amortization	$11,533	9,141	10,365
Above-market lease amortization (1)	1,742	1,950	1,795
Below-market ground lease amortization (3)	1,111	351	23
Acquired lease intangible asset amortization	$14,386	11,442	12,183

Below-market lease amortization (2)	$6,827	3,940	4,437
Above-market ground lease amortization (3)	$167	215	153
Acquired lease intangible liability amortization	$6,994	4,155	4,590
(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
(3) Above and below market ground lease amortization are recorded as offsets to other operating expenses.
The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization Expense	Net Accretion
2017	$12,073	6,834
2018	10,300	6,339
2019	8,945	5,919
2020	7,023	4,829
2021	6,081	4,509

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

6.    Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consists of the following:

	December 31,
(in thousands)	2016		2015
Notes payable:
Fixed rate mortgage loans	$384,786		475,214
Variable rate mortgage loans	86,969	(1)	34,154
Fixed rate unsecured public debt	892,170		1,190,403
Total notes payable	1,363,925		1,699,771
Unsecured credit facilities:
Line	15,000		—
Term Loan	263,495		164,514
Total unsecured credit facilities	278,495		164,514
Total debt outstanding	$1,642,420		1,864,285
(1) Includes three mortgages, whose interest varies on a LIBOR based formula. Each of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 3.7%.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, whereas, interest on unsecured public debt is payable semi-annually.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2016, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

As of December 31, 2016, the key interest rates of the Company's notes payables were as follows:

		Interest Rates
	Maturing Through	Minimum	Maximum	Weighted Average Effective Rate	Weighted Average Contractual Rate
Mortgage loans	2032	3.30%	8.40%	6.00%	5.80%
Fixed rate unsecured public debt	2025	3.75%	6.00%	5.30%	4.50%

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") and an unsecured term loan commitment (the "Term Loan") under separate credit agreements with a syndicate of banks.

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

this type of unsecured financing. As of December 31, 2016, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loan.

The key terms of the Line and Term Loan were as follows:

	December 31, 2016
(in thousands)	Total Capacity		Remaining Capacity		Maturing Through		Variable Interest Rate (5)		Fee		Weighted Average Effective Rate	Weighted Average Contractual Rate
Line (8)	$800,000	(1)	$779,200	(2)	5/13/2019	(3)	LIBOR plus 0.925%		0.15%	(4)	1.70%	1.40%
Term Loan (9)	$265,000		—		1/5/2022		LIBOR plus 0.95%	(6)	$35	(7)	2.10%	2.00%
(1) The Company has the ability to increase the Line through an accordion feature to $1.0 billion. See discussion below regarding expansion of Line subsequent to December 31, 2016.
(2) Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit.
(3) Maturity is subject to two six month extensions at the Company's option.
(4) The commitment fee is subject to an adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P.
(5) Interest rate spread is subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB.
(6) Effective July 7, 2016, the interest rate on the underlying debt is LIBOR + 0.95%, with an interest rate swap in place to fix the interest on the entire balance at 2% through maturity.
(7) Annual fee, in thousands.
(8) Weighted average contractual and effective rates for the Line are calculated based on a fully drawn Line balance.
(9) Weighted average contractual and effective rates for the Term Loan are based on the fixed rate with the interest rate swap.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2017	$5,279	86,339	—	91,618
2018	4,829	57,358	—	62,187
2019	4,205	106,000	15,000	125,205
2020	4,636	84,411	150,000	239,047
2021	3,780	35,190	250,000	288,970
Beyond 5 Years	9,888	65,179	765,000	840,067
Unamortized debt premium/(discount) and issuance costs	—	4,662	(9,336)	(4,674)
Total notes payable	$32,617	439,139	1,170,664	1,642,420
(1) Includes unsecured public debt and unsecured credit facilities.

The Company has $86.3 million of debt maturing over the next twelve months, which it currently intends to refinance. If market conditions change and refinancing is not an option, the Company has sufficient capacity on its Line to repay the maturing debt, all of which is in the form of non-recourse mortgage loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

Financing - Subsequent Events

Subsequent to December 31, 2016, the Company priced a public offering of two tranches of senior unsecured notes:

•
$350.0 million of 3.6% notes due February 1, 2027, which priced at 99.741%. The Company intends to use the net proceeds in connection with the consummation of the previously announced pending merger with Equity One, Inc., including (i) to repay approximately $285.0 million in aggregate principal amount of debt of Equity One, and any related interest, fees and expenses and (ii) to pay transaction expenses related to the pending merger with Equity One. In the event that the merger agreement is not consummated, the Company will be required to redeem these notes then outstanding at a redemption price equal to 101% of the principal amount to be redeemed plus accrued and unpaid interest, if any.

•
$300.0 million of 4.4% notes due February 1, 2047, which priced at 99.110%. The Company used a portion of the net proceeds to redeem all of the outstanding shares of its 6.625% Series 6 preferred shares on February 16, 2017 and intends to use the balance to fund investment activities and for general corporate purposes.

In connection with the pending Merger, the Company has commitments to (i) amend its Line by increasing the borrowing capacity to $1.0 billion and (ii) enter a new $300.0 million term loan facility.  Both of these transactions are contingent upon the consummation of the Merger and are scheduled to close simultaneously with the Merger.  The Company plans to use the proceeds from the new term loan to repay existing term loans held by Equity One.  The additional line capacity will accommodate the Company's increased property operations and development / redevelopment programs from the Merger.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

7.    Derivative Financial Instruments

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

							Fair Value at December 31,
(in thousands)							Assets (Liabilities) (2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of		2016	2015
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%		$(580)	(898)
8/1/16	1/5/22	N/A	200,000	1 Month LIBOR	1.048%		7,538	—
8/1/16	1/5/22	N/A	65,000	1 Month LIBOR	1.070%		2,351	—
4/7/16	4/1/23	N/A	20,000	1 Month LIBOR	1.303%		720	—
12/1/16	11/1/23	N/A	33,000	1 Month LIBOR	1.490%		1,013	—
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	(3)	—	(1,798)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	—	(8,922)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	—	(8,921)
Total derivative financial instruments							$11,042	(20,539)
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
(3) In 2014, the Company entered into $220 million of forward starting interest rate swaps to hedge the interest rate on new fixed rate ten year debt that the Company expected to issue in June 2017 for the specific purpose of repaying at maturity the $300 million notes. These interest rate swaps locked in a weighted average fixed rate of 3.48%, before the Company's credit spread. These swaps were settled during the during the third quarter of 2016, as further described below.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Missed Forecast)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest rate swaps	$(10,332)	(10,089)	(49,968)	Interest expense	$(51,139)	(9,152)	(9,353)	Loss on derivative instruments	$(40,586)	—	—

As of December 31, 2016, the Company expects $9.8 million of net deferred losses on derivative instruments accumulated in other comprehensive income, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.
Hedge Settlement

During the third quarter of 2016, the Company initiated and completed a $400.1 million equity offering, as further described in note 9, for the primary purpose of funding the early redemption of its $300 million notes.  The Company also used $40.6 million from the net offering proceeds to settle $220 million of forward starting swaps related to new debt previously expected to be issued in 2017 to repay the notes at maturity.  As a result of the equity offering, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable not to occur.  Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings during the third quarter of 2016.

8.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2016		2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,481	10,380	$10,480	10,620
Financial liabilities:
Notes payable	$1,363,925	1,435,000	$1,699,771	1,793,200
Unsecured credit facilities	$278,495	279,700	$164,514	165,300

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2016 and 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
December 31, 2016

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

The following interest rates were used by the Company to estimate the fair value of its financial instruments:

	December 31,
	2016		2015
	Low	High	Low	High
Notes receivable	7.2%	7.2%	6.3%	6.3%
Notes payable	2.9%	3.9%	2.8%	4.2%
Unsecured credit facilities	1.5%	1.6%	1.1%	1.1%

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
December 31, 2016

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$28,588	28,588	—	—
Available-for-sale securities	7,420	—	7,420	—
Interest rate derivatives	11,622	—	11,622	—
Total	$47,630	28,588	19,042	—
Liabilities:
Interest rate derivatives	$(580)	—	(580)	—

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$29,093	29,093	—	—
Available-for-sale securities	7,922	—	7,922	—
Total	$37,015	29,093	7,922	—

Liabilities:
Interest rate derivatives	$(20,539)	—	(20,539)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

9.    Equity and Capital
Preferred Stock of the Parent Company
Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2016 and 2015
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
Preferred Shares Redemption - Subsequent Event
Subsequent to December 31, 2016, on February 16, 2017, the Parent Company redeemed all of the issued and outstanding 6.625% Series 6 cumulative redeemable preferred shares. The redemption price of $25.21 per share includes accrued and unpaid dividends, resulting in an aggregate amount being paid of $252.0 million. The funds use to redeem the Series 6 preferred shares were provided by the senior unsecured debt offering done in January 2017, as discussed in note 6.

Common Stock of the Parent Company

Issuances:

At the Market ("ATM") Program

Under the Parent Company's March 2014 prospectus supplement filed with the Securities and Exchange Commission with respect to an ATM equity offering program, the Parent Company may sell up to $200.0 million of common stock at prices determined by the market at the time of sale. As of December 31, 2016, $70.8 million in common stock remained available for issuance under this ATM equity program.

The following table presents the shares that were issued under the ATM equity program, which was used to fund investment activities:

	Year ended December 31,
(dollar amounts are in thousands, except price per share data)	2016	2015
Shares issued (1)	182,787	189,266
Weighted average price per share	$68.85	67.86
Gross proceeds	$12,584	12,843
Commissions	$157	161
Issuance costs	$97	—
(1) Reflects shares traded in December and settled in January each year.

Forward Equity Offering

In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") to issue 3.10 million shares of its common stock at an offering price of $75.25 per share, before any underwriting discount and offering expenses.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock, receiving $137.5 million of net proceeds, which were used to repay the Line.

The remaining 1.25 million shares must be settled under the forward sale agreement prior to June 23, 2017.

Equity Offering

In July 2016, the Parent Company issued 5.0 million shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million, used to (i) redeem, in August, $300 million of notes, including a make-whole payment, (ii) settle forward interest rate swaps, and (iii) fund investment activities and general corporate purposes.

Tax Status of Dividends

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
	2016	2015	2014
Dividend per share	$2.00	1.94	1.88
Ordinary income	53%	71%	70%
Capital gain	8%	5%	16%
Return of capital	39%	19%	14%
Qualified dividend income	—%	5%	—%

Preferred Units of the Operating Partnership

Preferred units for the Parent Company are outstanding in relation to the Parent Company's preferred stock, as discussed above.

Common Units of the Operating Partnership

Issuances:

Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2016	2015
Partnership units owned by the general partner	104,497	97,213
Partnership units owned by the limited partners	154	154
Total partnership units outstanding	104,651	97,367
Percentage of partnership units owned by the general partner	99.9%	99.8%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2013	$(17,404)	—	(17,404)	(479)	—	(479)	(17,883)
Other comprehensive income before reclassifications	(49,524)	7,752	(41,772)	(444)	13	(431)	(42,203)
Amounts reclassified from accumulated other comprehensive income	9,180	(7,752)	1,428	173	(13)	160	1,588
Current period other comprehensive income, net	(40,344)	—	(40,344)	(271)	—	(271)	(40,615)
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(9,897)	(43)	(9,940)	(192)	—	(192)	(10,132)
Amounts reclassified from accumulated other comprehensive income	8,995	—	8,995	157	—	157	9,152
Current period other comprehensive income, net	(902)	(43)	(945)	(35)	—	(35)	(980)
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(10,587)	24	(10,563)	255	—	255	(10,308)
Amounts reclassified from accumulated other comprehensive income	50,910	—	50,910	229	—	229	51,139
Current period other comprehensive income, net	40,323	24	40,347	484	—	484	40,831
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into Income			Affected Line Item (s) Where Net Income is Presented
	Year ended December 31,
(in thousands)	2016	2015	2014
Interest rate swaps	$51,139	9,152	9,353	Interest expense and Loss on derivative instruments
Realized gains on sale of available-for-sale securities	—	—	(7,765)	Net investment (income) loss

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

10.    Stock-Based Compensation

The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2016	2015	2014
Restricted stock (1)	$13,422	13,869	12,161
Directors' fees paid in common stock (1)	193	200	208
Capitalized stock-based compensation (2)	(2,963)	(2,988)	(2,707)
Stock-based compensation, net of capitalization	$10,652	11,081	9,662

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.

The Company established its Long Term Omnibus Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2016, there were 2.3 million shares available for grant under the Plan either through stock options or restricted stock.

Stock Option Awards

Stock options are granted under the Plan with an exercise price equal to the Parent Company's stock's price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of FASB ASC Topic 718 and reflects all substantive characteristics of the instruments being valued. There were no stock options granted during the years ended December 31, 2016, 2015 or 2014. There were no stock options exercised, forfeited or expired during the years ended December 31, 2016 or 2015.

The following table summarizes stock options outstanding:

	Year ended December 31, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	8,741	$88.45	1.1	$(178)
Outstanding as of December 31, 2016	8,741	$88.45	0.1	$(170)
Vested as of December 31, 2016	8,741	$88.45	0.1	$(170)
Exercisable as of December 31, 2016 (1)	8,741	$88.45	0.1	$(170)

(1) The Company issues new shares to fulfill option exercises from its authorized shares available. The total intrinsic value of options exercised during the year ended December 31, 2014 was approximately $1.3 million.

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
December 31, 2016

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

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2016
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2015	615,420
Add: Time-based awards granted (1) (4)	117,275		$73.22
Add: Performance-based awards granted (2) (4)	6,521		$73.22
Add: Market-based awards granted (3) (4)	67,332		$90.49
Less: Vested and Distributed (5)	222,915		$70.27
Less: Forfeited	22,372		$60.53
Non-vested as of December 31, 2016 (6)	561,261	$39,699

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

	Year ended December 31,
	2016	2015	2014
Volatility	18.50%	17.10%	24.60%
Risk free interest rate	0.88%	0.78%	0.64%

(4) The weighted-average grant price for restricted stock granted during the years ended December 31, 2016, 2015, and 2014 was $79.40, $69.80, and $48.18, respectively.

(5) The total intrinsic value of restricted stock vested during the years ended December 31, 2016, 2015, and 2014 was $15.4 million, $18.6 million, and $12.4 million, respectively.

(6) As of December 31, 2016, there was $12.8 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

11.    Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2016. Additionally, an annual profit sharing contribution is made, which vests over a three year period. Costs for Company contributions to the plan totaled $3.3 million, $3.1 million and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“NQDCP”), which allows select employees and directors to defer part or all of their cash bonus, director fees, and vested restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust in the accompanying Consolidated Balance Sheets:

Non Qualified Deferred Compensation Plan Component (1)	Year ended December 31,
(in thousands)	2016	2015
Assets:
Trading securities held in trust	$28,588	29,093
Liabilities:
Accounts payable and other liabilities	$28,214	28,632
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

12.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator:
Income from operations attributable to common stockholders - basic	$143,860	128,994	165,875
Income from operations attributable to common stockholders - diluted	$143,860	128,994	165,938
Denominator:
Weighted average common shares outstanding for basic EPS	100,863	94,391	92,370
Weighted average common shares outstanding for diluted EPS (1)	101,285	94,856	92,404

Income per common share – basic	$1.43	1.37	1.80
Income per common share – diluted	$1.42	1.36	1.80
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2016 and 2015 were 154,170, and for the year ended December 31, 2014 was 157,950.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator:
Income from operations attributable to common unit holders - basic	$144,117	129,234	166,194
Income from operations attributable to common unit holders - diluted	$144,117	129,234	166,257
Denominator:
Weighted average common units outstanding for basic EPU	101,017	94,546	92,528
Weighted average common units outstanding for diluted EPU (1)	101,439	95,011	92,562

Income per common unit – basic	$1.43	1.37	1.80
Income per common unit – diluted	$1.42	1.36	1.80
(1) Includes the dilutive impact of unvested restricted stock and forward equity offering using the treasury stock method.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

13.    Operating Leases

The Company's properties are leased to tenants under operating leases. Our leases for tenant space under 10,000 square feet generally have terms ranging from three to seven years. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Future minimum rents under non-cancelable operating leases as of December 31, 2016, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales, are as follows:

In Process Year Ending December 31,	Future Minimum Rents (in thousands)
2017	$434,070
2018	390,872
2019	346,356
2020	295,289
2021	241,549
Thereafter	990,609
Total	$2,698,745

The shopping centers' tenant base primarily includes national and regional supermarkets, drug stores, discount department stores, and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2101, and in most cases, provide for renewal options. Buildings and improvements constructed on the leased land are capitalized and depreciated over the shorter of the useful life of the improvements or the lease term.

In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2027, and in most cases, provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term.

Operating lease expense was $13.1 million, $9.5 million, and $8.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2016:

In Process Year Ending December 31,	Future Obligations (in thousands)
2017	$9,740
2018	11,464
2019	12,131
2020	11,706
2021	11,290
Thereafter	442,476
Total	$498,807

14    Commitments and Contingencies

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

After the announcement of the merger agreement on November 14, 2016, a putative class action was filed on behalf of a purported stockholder in the Circuit Court for Duval County, Florida, under the following caption: Robert Garfield on Behalf of Himself and All Others Similarly Situated vs. Regency Centers Corporation, Martin E. Stein, Jr., John C. Schweitzer, Raymond L. Bank, Bryce Blair, C. Ronald Blankenship, J. Dix Druce, Jr., Mary Lou Fiala, David P. O'Connor, and Thomas G. Wattles, No. 16-2017-CA-000688-XXXX-MA, filed February 3, 2017.

The class action alleges, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the Merger. The complainant seeks various remedies, including injunctive relief to prevent the consummation of the Merger unless certain allegedly material information is disclosed and seeking compensatory and rescissory damages in the event the Merger is consummated without such disclosures.

On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties have agreed, among other things, that Regency will make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The supplemental disclosures should be read in conjunction with the Joint Proxy Statement/Prospectus, which should be read in its entirety.

Regency believes that the class action is without merit and that no supplemental disclosure is required to the Joint Proxy Statement/Prospectus under any applicable rule, statute, regulation or law. However, to, among other things, eliminate the burden, inconvenience, expense, risk and disruption of further litigation, Regency has determined that it will provide supplemental disclosures. Additional information regarding the stipulation of settlement or additional disclosures may be found in the Current Report on Form 8-K as filed with the SEC on February 17, 2017.

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

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral to facilitate the construction of development projects. As of December 31, 2016 and 2015, the Company had $5.8 million and $5.9 million in letters of credit outstanding, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

15.    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2016 and 2015:

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016

Operating Data:
Revenue	$149,628	152,413	152,769	159,561

Net income attributable to common stockholders	$47,877	34,810	5,305	55,868
Net income attributable to exchangeable operating partnership units	85	64	16	92
Net income attributable to common unit holders	$47,962	34,874	5,321	55,960

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.49	0.36	0.05	0.53
Diluted	$0.49	0.35	0.05	0.53

Year ended December 31, 2015

Operating Data:
Revenue	$140,399	141,129	142,068	146,167

Net income attributable to common stockholders	$25,174	32,480	53,731	17,609
Net income attributable to exchangeable operating partnership units	49	61	94	36
Net income attributable to common unit holders	$25,223	32,541	53,825	17,645

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.27	0.35	0.57	0.18
Diluted	$0.27	0.34	0.57	0.18

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

16.    Subsequent Events

Approval of Merger with Equity One, Inc.

On November 14, 2016, Regency entered into a Merger Agreement with Equity One, pursuant to which, subject to the satisfaction or waiver of certain conditions, Equity One will merge with and into the Company, with Regency being the surviving corporation (the “Merger”). The combined company will retain the Regency name and will continue to trade under the ticker symbol REG on the New York Stock Exchange ("NYSE"). The Company will expand its board of directors to 12 directors and will add three persons who served on Equity One's board of directors. The executive officers of Regency immediately prior to the effective date of the merger will continue to serve as executive officers of the combined company.

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of the Company and Equity One, at the effective time of the Merger, each share of the common stock, par value $0.01 per share, of Equity One issued and outstanding immediately prior to the effective time (other than shares of Equity One owned directly by Equity One or the Company and in each case not held on behalf of third parties) will be converted into the right to receive 0.45 of a newly issued share of the common stock of the Company.

The consummation of the Merger is subject to certain closing conditions, including (i) the approval of the Company’s and Equity One’s respective stockholders, (ii) the shares of Company Common Stock to be issued in the Merger will have been approved for listing on the New York Stock Exchange, subject to official notice of issuance, (iii) the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger, (iv) the receipt of certain tax opinions by the Company and Equity One, and (v) other customary conditions specified in the Merger Agreement.

At a special meeting of Regency stockholders, held on Friday, February 24, 2017, the stockholders approved all matters subject to stockholder vote, including
(i) the proposed Merger Agreement and the Merger,
(ii) the proposal to amend the Restated Articles of Incorporation of Regency to increase the number of authorized shares of Regency common stock, and
(iii) the proposal to increase the size of the Regency board of directors to 12 directors.

At a separate special meeting of Equity One stockholders, also held on Friday, February 24, 2017, their stockholders approved all matters subject to stockholder vote, including
(i) the proposed Merger Agreement and the Merger, and
(ii) the proposal to approve the compensation that may be paid or become payable to the named executive officers in connection with the Merger.

The Merger is expected to close effective March 1, 2017, at which time each share of Equity One common stock issued and outstanding will be converted into the right to receive 0.45 of a newly issued share of Regency common stock. The merger will be accounted for using the acquisition method of accounting. The purchase price will be computed using the closing price of Regency common stock on the closing date applied to the number of shares of common stock issued to consummate the merger. Under the acquisition method of accounting, the total purchase price is allocated to the acquired net tangible and identifiable intangible assets and liabilities assumed of Equity One based on their respective fair values, on the closing date. Since the purchase price will be based on the price of Regency's common stock on the effective date, the purchase price and resulting purchase price allocation is not yet known. Further information about preliminary estimated purchase price and unaudited pro forma financial statements of the combined company can be found in the Form S-4, as filed with the Securities and Exchange Commission on December 22, 2016 and subsequent amendments thereto.

After the announcement of the merger agreement on November 14, 2016, a putative class action was filed on behalf of a purported stockholder in the Circuit Court for Duval County, Florida, under the following caption: Robert Garfield on Behalf of Himself and All Others Similarly Situated vs. Regency Centers Corporation, Martin E. Stein, Jr., John C. Schweitzer, Raymond L. Bank, Bryce Blair, C. Ronald Blankenship, J. Dix Druce, Jr., Mary Lou Fiala, David P. O'Connor, and Thomas G. Wattles, No. 16-2017-CA-000688-XXXX-MA, filed February 3, 2017.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

The class action alleges, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the Merger. The complainant seeks various remedies, including injunctive relief to prevent the consummation of the Merger unless certain allegedly material information is disclosed and seeking compensatory and rescissory damages in the event the Merger is consummated without such disclosures.

On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties have agreed, among other things, that Regency will make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The supplemental disclosures should be read in conjunction with the Joint Proxy Statement/Prospectus, which should be read in its entirety.

Regency believes that the class action is without merit and that no supplemental disclosure is or was required to the Joint Proxy Statement/Prospectus under any applicable rule, statute, regulation or law. However, to, among other things, eliminate the burden, inconvenience, expense, risk and disruption of further litigation, Regency has determined to provide supplemental disclosures. Additional information regarding the stipulation of settlement may be found in the Current Report on Form 8-K as filed with the SEC on February 17, 2017.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
4S Commons Town Center	$30,760	35,830	942	30,812	36,720	67,532	20,997	46,535	62,500
Amerige Heights Town Center	10,109	11,288	486	10,109	11,774	21,883	3,833	18,050	16,105
Anastasia Plaza	9,065	—	615	3,338	6,342	9,680	1,993	7,687	—
Ashburn Farm Market Center	9,835	4,812	244	9,835	5,056	14,891	4,084	10,807	—
Ashford Perimeter	2,584	9,865	1,062	2,584	10,927	13,511	6,829	6,682	—
Aventura Shopping Center	2,751	10,459	(10,367)	2,751	92	2,843	52	2,791	—
Balboa Mesa Shopping Center	23,074	33,838	13,985	27,769	43,128	70,897	7,663	63,234	—
Belleview Square	8,132	9,756	2,649	8,323	12,214	20,537	6,709	13,828	—
Belmont Chase	13,881	15,407	—	13,881	15,407	29,288	1,415	27,873	—
Berkshire Commons	2,295	9,551	2,278	2,965	11,159	14,124	7,199	6,925	7,500
Black Rock	22,251	20,815	196	22,250	21,011	43,261	2,668	40,593	20,000
Bloomingdale Square	3,940	14,912	2,595	3,940	17,507	21,447	8,588	12,859	—
Boulevard Center	3,659	10,787	1,341	3,659	12,128	15,787	6,287	9,500	—
Boynton Lakes Plaza	2,628	11,236	4,699	3,606	14,957	18,563	6,246	12,317	—
Brentwood Plaza	2,788	3,473	286	2,788	3,759	6,547	1,042	5,505	—
Briarcliff La Vista	694	3,292	473	694	3,765	4,459	2,601	1,858	—
Briarcliff Village	4,597	24,836	1,380	4,597	26,216	30,813	16,579	14,234	—
Brick Walk	25,299	41,995	352	25,299	42,347	67,646	4,039	63,607	33,000
Bridgeton	3,033	8,137	415	3,067	8,518	11,585	1,863	9,722	—
Brighten Park	3,983	18,687	10,852	4,234	29,288	33,522	12,472	21,050	—
Brooklyn Station on Riverside	7,019	8,688	—	7,019	8,688	15,707	741	14,966	—
Buckhead Court	1,417	7,432	2,573	1,417	10,005	11,422	5,661	5,761	—
Buckley Square	2,970	5,978	1,131	2,970	7,109	10,079	3,773	6,306	—
Caligo Crossing	2,459	4,897	144	2,546	4,954	7,500	2,353	5,147	—
Cambridge Square	774	4,347	761	774	5,108	5,882	2,950	2,932	—
Carmel Commons	2,466	12,548	5,014	3,422	16,606	20,028	8,297	11,731	—
Carriage Gate	833	4,974	2,830	1,302	7,335	8,637	5,171	3,466	—
Centerplace of Greeley III	6,661	11,502	515	5,694	12,984	18,678	3,912	14,766	—
Chasewood Plaza	4,612	20,829	5,051	6,518	23,974	30,492	14,640	15,852	—
Cherry Grove	3,533	15,862	2,567	3,533	18,429	21,962	8,766	13,196	—
CityLine Market	12,208	15,839	—	12,208	15,839	28,047	563	27,484	—
CityLine Market Ph II	2,611	3,051	—	2,611	3,051	5,662	42	5,620	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Clayton Valley Shopping Center	24,189	35,422	2,535	24,538	37,608	62,146	20,655	41,491	—
Clybourn Commons	15,056	5,594	308	15,056	5,902	20,958	714	20,244	—
Cochran's Crossing	13,154	12,315	995	13,154	13,310	26,464	8,881	17,583	—
Corkscrew Village	8,407	8,004	567	8,407	8,571	16,978	2,998	13,980	7,343
Cornerstone Square	1,772	6,944	1,151	1,772	8,095	9,867	4,897	4,970	—
Corvallis Market Center	6,674	12,244	387	6,696	12,609	19,305	4,687	14,618	—
Costa Verde Center	12,740	26,868	1,555	12,798	28,365	41,163	14,597	26,566	—
Courtyard Landcom	5,867	4	3	5,867	7	5,874	2	5,872	—
Culpeper Colonnade	15,944	10,601	4,876	16,258	15,163	31,421	7,971	23,450	—
Dardenne Crossing	4,194	4,005	328	4,343	4,184	8,527	1,301	7,226	—
Delk Spectrum	2,985	12,001	2,711	3,271	14,426	17,697	6,935	10,762	—
Diablo Plaza	5,300	8,181	1,317	5,300	9,498	14,798	4,571	10,227	—
Dunwoody Village	3,342	15,934	3,541	3,342	19,475	22,817	12,283	10,534	—
East Pointe	1,730	7,189	1,993	1,944	8,968	10,912	4,744	6,168	—
East Washington Place	15,993	40,180	1,588	15,509	42,252	57,761	7,066	50,695	—
El Camino Shopping Center	7,600	11,538	1,248	7,600	12,786	20,386	5,790	14,596	—
El Cerrito Plaza	11,025	27,371	1,079	11,025	28,450	39,475	8,369	31,106	37,237
El Norte Parkway Plaza	2,834	7,370	3,266	3,263	10,207	13,470	4,539	8,931	—
Encina Grande	5,040	11,572	18,923	10,205	25,330	35,535	8,619	26,916	—
Fairfax Shopping Center	15,239	11,367	(8,763)	10,826	7,017	17,843	2,942	14,901	—
Fairfield	6,731	29,420	456	6,731	29,876	36,607	2,759	33,848	—
Falcon	1,340	4,168	294	1,340	4,462	5,802	1,836	3,966	—
Fellsway Plaza	30,712	7,327	10,022	34,923	13,138	48,061	2,762	45,299	34,600
Fenton Marketplace	2,298	8,510	(8,305)	512	1,991	2,503	558	1,945	—
Fleming Island	3,077	11,587	2,958	3,111	14,511	17,622	6,620	11,002	—
Fountain Square	29,650	28,393	2	29,290	28,755	58,045	3,205	54,840	—
French Valley Village Center	11,924	16,856	175	11,822	17,133	28,955	10,237	18,718	—
Friars Mission Center	6,660	28,021	1,418	6,660	29,439	36,099	13,281	22,818	—
Garden City	741	9,764	6	741	9,770	10,511	349	10,162	—
Gardens Square	2,136	8,273	502	2,136	8,775	10,911	4,488	6,423	—
Gateway 101	24,971	9,113	(1,435)	24,971	7,678	32,649	2,539	30,110	—
Gateway Shopping Center	52,665	7,134	8,651	55,296	13,154	68,450	12,045	56,405	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Gelson's Westlake Market Plaza	3,157	11,153	5,462	4,648	15,124	19,772	5,358	14,414	—
Glen Oak Plaza	4,103	12,951	554	4,103	13,505	17,608	2,977	14,631	—
Glenwood Village	1,194	5,381	297	1,194	5,678	6,872	3,905	2,967	—
Golden Hills Plaza	12,699	18,482	2,160	11,397	21,944	33,341	6,792	26,549	—
Grand Ridge Plaza	24,208	61,033	2,872	24,879	63,234	88,113	10,786	77,327	10,931
Hancock	8,232	28,260	1,597	8,232	29,857	38,089	14,654	23,435	—
Harpeth Village Fieldstone	2,284	9,443	521	2,284	9,964	12,248	4,702	7,546	—
Harris Crossing	7,199	3,687	(720)	6,443	3,723	10,166	2,011	8,155	—
Heritage Land	12,390	—	(453)	11,937	—	11,937	—	11,937	—
Heritage Plaza	—	26,097	14,278	278	40,097	40,375	15,259	25,116	—
Hershey	7	808	8	7	816	823	361	462	—
Hibernia Pavilion	4,929	5,065	75	4,929	5,140	10,069	2,376	7,693	—
Hickory Creek Plaza	5,629	4,564	319	5,629	4,883	10,512	3,425	7,087	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	897	2,663	—
Hilltop Village	2,995	4,581	2,124	3,097	6,603	9,700	1,278	8,422	—
Hinsdale	5,734	16,709	11,561	8,279	25,725	34,004	10,145	23,859	—
Holly Park	8,975	23,799	(211)	8,828	23,735	32,563	2,688	29,875	—
Howell Mill Village	5,157	14,279	2,255	5,157	16,534	21,691	4,850	16,841	—
Hyde Park	9,809	39,905	2,661	9,809	42,566	52,375	22,453	29,922	—
Indian Springs	24,974	25,903	(43)	25,034	25,800	50,834	2,010	48,824	—
Indio Towne Center	17,946	32,617	5,206	23,092	32,677	55,769	13,037	42,732	—
Inglewood Plaza	1,300	2,159	619	1,300	2,778	4,078	1,239	2,839	—
Jefferson Square	5,167	6,445	(7,220)	1,894	2,498	4,392	508	3,884	—
Keller Town Center	2,294	12,841	685	2,404	13,416	15,820	6,073	9,747	—
Kent Place	4,855	3,586	785	5,269	3,957	9,226	620	8,606	8,250
Kirkwood Commons	6,772	16,224	478	6,802	16,672	23,474	3,410	20,064	9,978
Klahanie Shopping Center	14,451	20,089	40	14,451	20,129	34,580	358	34,222	—
Kroger New Albany Center	3,844	6,599	636	3,844	7,235	11,079	4,988	6,091	—
Lake Pine Plaza	2,008	7,632	594	2,029	8,205	10,234	3,986	6,248	—
Lebanon/Legacy Center	3,913	7,874	99	3,913	7,973	11,886	5,344	6,542	—
Littleton Square	2,030	8,859	(3,887)	2,409	4,593	7,002	1,689	5,313	—
Lloyd King	1,779	10,060	1,168	1,779	11,228	13,007	5,551	7,456	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Loehmanns Plaza California	5,420	9,450	1,149	5,420	10,599	16,019	5,095	10,924	—
Lower Nazareth Commons	15,992	12,964	1,985	16,343	14,598	30,941	6,446	24,495	—
Market at Colonnade Center	6,455	9,839	69	6,160	10,203	16,363	2,853	13,510	—
Market at Preston Forest	4,400	11,445	1,179	4,400	12,624	17,024	6,044	10,980	—
Market at Round Rock	2,000	9,676	6,402	2,000	16,078	18,078	7,910	10,168	—
Market Common Clarendon	154,932	126,328	—	154,932	126,328	281,260	3,098	278,162	—
Marketplace Shopping Center	1,287	5,509	5,469	1,330	10,935	12,265	5,695	6,570	—
Marketplace at Briargate	1,706	4,885	62	1,727	4,926	6,653	2,303	4,350	—
Millhopper Shopping Center	1,073	5,358	5,136	1,796	9,771	11,567	6,302	5,265	—
Mockingbird Commons	3,000	10,728	972	3,000	11,700	14,700	5,643	9,057	10,300
Monument Jackson Creek	2,999	6,765	679	2,999	7,444	10,443	5,202	5,241	—
Morningside Plaza	4,300	13,951	725	4,300	14,676	18,976	7,004	11,972	—
Murryhill Marketplace	2,670	18,401	12,441	2,858	30,654	33,512	9,908	23,604	—
Naples Walk	18,173	13,554	696	18,173	14,250	32,423	5,059	27,364	—
Newberry Square	2,412	10,150	516	2,412	10,666	13,078	7,594	5,484	—
Newland Center	12,500	10,697	7,738	15,777	15,158	30,935	6,169	24,766	—
Nocatee Town Center	10,124	8,691	670	8,695	10,790	19,485	3,489	15,996	—
North Hills	4,900	19,774	1,146	4,900	20,920	25,820	10,006	15,814	—
Northgate Marketplace	5,668	13,727	(101)	4,995	14,299	19,294	3,337	15,957	—
Northgate Plaza (Maxtown Road)	1,769	6,652	266	1,769	6,918	8,687	3,873	4,814	—
Northgate Square	5,011	8,692	908	5,011	9,600	14,611	3,278	11,333	—
Northlake Village	2,662	11,284	1,411	2,686	12,671	15,357	5,792	9,565	—
Oak Shade Town Center	6,591	28,966	554	6,591	29,520	36,111	5,798	30,313	8,695
Oakbrook Plaza	4,000	6,668	415	4,000	7,083	11,083	3,419	7,664	—
Oakleaf Commons	3,503	11,671	3,048	6,242	11,980	18,222	4,916	13,306	—
Ocala Corners	1,816	10,515	456	1,816	10,971	12,787	2,717	10,070	4,615
Old St Augustine Plaza	2,368	11,405	(529)	2,368	10,876	13,244	5,853	7,391	—
Paces Ferry Plaza	2,812	12,639	1,316	2,812	13,955	16,767	8,469	8,298	—
Panther Creek	14,414	14,748	3,368	15,212	17,318	32,530	11,184	21,346	—
Peartree Village	5,197	19,746	863	5,197	20,609	25,806	11,052	14,754	6,153
Persimmons Place	25,975	37,965	—	26,619	37,321	63,940	3,234	60,706	—
Pike Creek	5,153	20,652	1,632	5,251	22,186	27,437	11,095	16,342	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Pine Lake Village	6,300	10,991	871	6,300	11,862	18,162	5,798	12,364	—
Pine Tree Plaza	668	6,220	590	668	6,810	7,478	3,247	4,231	—
Plaza Hermosa	4,200	10,109	3,159	4,202	13,266	17,468	5,516	11,952	13,800
Powell Street Plaza	8,248	30,716	2,532	8,248	33,248	41,496	13,533	27,963	—
Powers Ferry Square	3,687	17,965	6,503	5,345	22,810	28,155	13,538	14,617	—
Powers Ferry Village	1,191	4,672	518	1,191	5,190	6,381	3,407	2,974	—
Prairie City Crossing	4,164	13,032	493	4,164	13,525	17,689	5,518	12,171	—
Prestonbrook	7,069	8,622	568	7,069	9,190	16,259	6,247	10,012	6,800
Preston Oaks	763	30,438	443	763	30,881	31,644	3,404	28,240	—
Red Bank	10,336	9,505	(89)	10,110	9,642	19,752	2,274	17,478	—
Regency Commons	3,917	3,616	236	3,917	3,852	7,769	2,173	5,596	—
Regency Square	4,770	25,191	5,200	5,060	30,101	35,161	21,946	13,215	—
Rona Plaza	1,500	4,917	225	1,500	5,142	6,642	2,731	3,911	—
Russell Ridge	2,234	6,903	1,396	2,234	8,299	10,533	4,534	5,999	—
Sammamish-Highlands	9,300	8,075	8,000	9,592	15,783	25,375	6,352	19,023	—
San Leandro Plaza	1,300	8,226	558	1,300	8,784	10,084	4,065	6,019	—
Sandy Springs	6,889	28,056	2,195	6,889	30,251	37,140	4,213	32,927	—
Saugus	19,201	17,984	(342)	18,811	18,032	36,843	7,373	29,470	—
Sequoia Station	9,100	18,356	1,632	9,100	19,988	29,088	9,166	19,922	21,100
Sherwood II	2,731	6,360	646	2,731	7,006	9,737	2,668	7,069	—
Shoppes @ 104	11,193	—	850	6,652	5,391	12,043	1,888	10,155	—
Shoppes of Grande Oak	5,091	5,985	276	5,091	6,261	11,352	4,606	6,746	—
Shops at Arizona	3,063	3,243	(4,276)	881	1,149	2,030	168	1,862	—
Shops at County Center	9,957	11,296	914	10,254	11,913	22,167	7,090	15,077	—
Shops at Erwin Mill	9,082	6,124	(7)	9,082	6,117	15,199	1,250	13,949	10,000
Shops at Johns Creek	1,863	2,014	(342)	1,501	2,034	3,535	1,141	2,394	—
Shops at Mira Vista	11,691	9,026	52	11,691	9,078	20,769	1,065	19,704	242
Shops at Quail Creek	1,487	7,717	449	1,458	8,195	9,653	2,821	6,832	—
Shops on Main	17,020	27,055	31	17,064	27,042	44,106	4,031	40,075	—
South Bay Village	11,714	15,580	1,382	11,776	16,900	28,676	2,750	25,926	—
Southcenter	1,300	12,750	1,427	1,300	14,177	15,477	6,503	8,974	—
Southpark at Cinco Ranch	18,395	11,306	5,867	21,146	14,422	35,568	3,045	32,523	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
SouthPoint Crossing	4,412	12,235	720	4,382	12,985	17,367	5,910	11,457	—
Starke	71	1,683	5	71	1,688	1,759	685	1,074	—
Sterling Ridge	12,846	12,162	645	12,846	12,807	25,653	8,697	16,956	13,900
Stonewall	27,511	22,123	7,212	28,429	28,417	56,846	13,637	43,209	—
Strawflower Village	4,060	8,084	579	4,060	8,663	12,723	4,345	8,378	—
Stroh Ranch	4,280	8,189	451	4,280	8,640	12,920	5,732	7,188	—
Suncoast Crossing	9,030	10,764	4,449	13,374	10,869	24,243	4,960	19,283	—
Tanasbourne Market	3,269	10,861	(297)	3,269	10,564	13,833	4,054	9,779	—
Tassajara Crossing	8,560	15,464	1,025	8,560	16,489	25,049	7,596	17,453	19,800
Tech Ridge Center	12,945	37,169	(690)	12,945	36,479	49,424	8,320	41,104	7,784
The Hub Hillcrest Market	18,773	61,906	4,488	19,610	65,557	85,167	7,825	77,342	—
Town Square	883	8,132	389	883	8,521	9,404	4,563	4,841	—
Twin City Plaza	17,245	44,225	1,854	17,263	46,061	63,324	13,945	49,379	—
Twin Peaks	5,200	25,827	1,038	5,200	26,865	32,065	12,270	19,795	—
University Commons	4,070	30,785	(2)	4,070	30,783	34,853	1,717	33,136	37,532
Valencia Crossroads	17,921	17,659	582	17,921	18,241	36,162	14,473	21,689	—
Village at La Floresta	13,140	20,258	—	13,140	20,258	33,398	1,014	32,384	—
Village at Lee Airpark	11,099	12,968	3,421	12,014	15,474	27,488	6,527	20,961	—
Village Center	3,885	14,131	8,348	5,434	20,930	26,364	7,875	18,489	—
Walker Center	3,840	7,232	3,272	3,878	10,466	14,344	5,233	9,111	—
Welleby Plaza	1,496	7,787	1,107	1,496	8,894	10,390	6,587	3,803	—
Wellington Town Square	2,041	12,131	342	2,041	12,473	14,514	6,559	7,955	12,800
West Park Plaza	5,840	5,759	1,288	5,840	7,047	12,887	3,626	9,261	—
Westchase	5,302	8,273	505	5,302	8,778	14,080	2,930	11,150	6,623
Westchester Commons	3,366	11,751	10,870	4,894	21,093	25,987	5,681	20,306	—
Westchester Plaza	1,857	7,572	361	1,857	7,933	9,790	4,988	4,802	—
Westlake Plaza and Center	7,043	27,195	29,198	17,561	45,875	63,436	17,158	46,278	—
Westwood Village	19,933	25,301	(1,284)	19,553	24,397	43,950	10,971	32,979	—
Willow Festival	1,954	56,501	1,187	1,954	57,688	59,642	11,078	48,564	39,505
Woodcroft Shopping Center	1,419	6,284	806	1,421	7,088	8,509	3,988	4,521	—
Woodman Van Nuy	5,500	7,195	257	5,500	7,452	12,952	3,534	9,418	—
Woodmen and Rangewood	7,621	11,018	609	7,621	11,627	19,248	9,934	9,314	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Woodside Central	3,500	9,288	610	3,500	9,898	13,398	4,604	8,794	—

Total Corporate Assets	—	—	1,677	—	1,678	1,678	1,562	116	—
Land held for future development	23,202	—	—	23,202	—	23,202	54	23,148	—
Properties in Development	—	—	180,878	5,331	175,547	180,878	863	180,015	—
	$1,620,365	2,790,644	522,490	1,665,755	3,267,744	4,933,499	1,124,391	3,809,108	467,093

(1) See Item 2, Properties for geographic location and year each operating property was acquired.
(2) The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded, and demolition of part of the property for redevelopment.
See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2016
(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $5.1 billion at December 31, 2016.

The changes in total real estate assets for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	2016	2015	2014
Beginning balance	$4,545,900	4,409,886	4,026,531
Acquired properties	370,010	39,850	274,091
Developments and improvements	148,904	174,972	191,250
Sale of properties	(126,855)	(78,808)	(81,811)
Provision for impairment	(4,460)	—	(175)
Ending balance	$4,933,499	4,545,900	4,409,886

The changes in accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	2016	2015	2014
Beginning balance	$1,043,787	933,708	844,873
Depreciation expense	115,355	119,475	108,692
Sale of properties	(32,791)	(9,396)	(19,857)
Provision for impairment	(1,960)	—	—
Ending balance	$1,124,391	1,043,787	933,708

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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics. We have adopted a code of ethics applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.regencycenters.com. We intend to post a notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	8,740	$88.45	1,787,149
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,740	$88.45	1,787,149
(1) This column does not include 561,261 shares that may be issued pursuant to unvested restricted stock and performance share awards.

(2) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(3) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2016 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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

2.    Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)
Agreement and Plan of Merger, dated as of November 14, 2016, by and between Regency and Equity One (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 15, 2016) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Merger Agreement.)

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 5, 2013).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 21, 2016).

(c)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(a) to Regency Centers, L.P.'s Form 10-K filed on March 17, 2009).

(d)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).
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

(iii)
Third Supplemental Indenture dated as of August 17, 2015 to the Indenture dated as of December 5, 2001 among Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015).

(iv)
Fourth Supplemental Indenture dated as of January 26, 2017 among Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 26, 2016).

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

(h)
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

(i)
Term Loan Agreement dated as of November 17, 2011 by and among Regency Centers, L.P., the Company, each of the financial institutions party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on February 29, 2012).

(i)	First Amendment to Term Loan Agreement dated as of June 19, 2012 (incorporated by reference to Exhibit 10(h)(i) to the Company's Form 10-K filed on March 1, 2013).

(ii)	Second Amendment to Term Loan Agreement dated as of December 19, 2012 (incorporated by reference to Exhibit 10(h)(ii) to the Company's Form 10-K filed on March 1, 2013).

(iii)	Third Amendment to Term Loan Agreement dated as of June 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 8, 2014).

(iv)	Fourth Amendment to Term Loan Agreement dated as of May 13, 2015 (incorporated by reference to Exhibit 10(j)(iv) to the Company's Form 10-K filed on February 18, 2016).

(v)	Fifth Amendment to Term Loan Agreement dated as of July 7, 2016 (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 7, 2016).

(j)
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

(k)
The Forward Sale Agreement dated as of March 17, 2016 between Regency Centers Corporation and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2016).

(l)	Voting Agreement, dated as of November 14, 2016, by and among Regency and the Gazelle Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2016).

(m)	Governance Agreement, dated as of November 14, 2016, by and among Regency and the Gazelle Stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2016).
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

February 27, 2017	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 27, 2017	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2017	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 27, 2017	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)
February 27, 2017	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 27, 2017	/s/ Raymond L. Bank Raymond L. Bank, Director
February 27, 2017	/s/ Bryce Blair Bryce Blair, Director
February 27, 2017	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 27, 2017	/s/ J. Dix Druce J. Dix Druce, Director
February 27, 2017	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 27, 2017	/s/ David P. O'Connor David P. O'Connor, Director
February 27, 2017	/s/ John C. Schweitzer John C. Schweitzer, Director
February 27, 2017	/s/ Thomas G. Wattles Thomas G. Wattles, Director